Form 10QSB
period 1996-03-31
USANA INC
filed 1996-05-15
CIK 896264

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     Form 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number 0-21116


                                  USANA, INC.
      (Exact name of small business issuer as specified in its charter)


             Utah                                            87-0500306
(State or other jurisdiction                              (I.R.S. Employer )
of incorporation or organization)                         Identification No.)


                             4550 South Main Street
                            Salt Lake City, Utah 84107
                    (Address of principal executive offices)

                                  (801) 288-2290
                            (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

The number of shares outstanding of the Company's common stock, no par value, as of April 30, 1996 was 6,280,119.

Transitional Small Business Disclosure Format
(Check one) Yes [ ]  No [X]

                                     Part I
                              Financial Information

ITEM 1.  FINANCIAL STATEMENTS

         The interim (unaudited) financial statements of the Company for the reporting period and the comparable quarter for the preceding year are attached to and form a part of this report. The interim financial statements should be read in conjunction with the following explanatory notes.

Notes to Financial Statements

         Note 1.  Presentation of Interim Financial Statements

         The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

         Note 2.  Property and Equipment

         In the early Spring of 1995, as a result of the considerable growth of the Company, USANA began looking for larger facilities. Because no suitable leased space could be located, the Company decided to build its own space, and subsequently acquired 16 acres of land for its current and future expansion. Construction was begun in September 1995 on a 95,000 square-foot building, approximately 30,000 square feet of warehouse space and 65,000 square feet of office and clean-room manufacturing space. The construction is expected to be complete in June 1996 at which time the Company will move from its current leased facilities into the newly constructed world headquarters, manufacturing, and distribution facilities.

         The latest estimated cost for the total land, building, and associated facilities is approximately $6.7 million. The Company has financed the purchase of the land and construction costs to-date (approximately $4.5 million) through internally generated funds and from the sale of 964,377 shares of restricted stock to Gull Holdings, Ltd., the Company's largest shareholder, wholly-owned by Dr. Myron Wentz, the Company's founder.

         USANA Inc. has obtained from First Interstate Bank a commitment to loan up to $5,000,000 construction loan and permanent financing on the new headquarters land and building. The construction loan is at a variable interest rate of prime plus .25%. The construction loan is for one year. First Interstate Bank has given USANA Inc. a commitment to provide the Company with permanent financing up to $5,000,000. Specific rates and terms are yet to be determined.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Three months ended March 31.

         Net sales for the three months ended March 31, 1996 totaled $10,750,160, compared to net sales of $3,199,955 for the same period in 1995. This is an increase of $7,550,205 or 236%. Cost of sales of $815,182 for the three months ended March 31, 1995 were 25.5% of net sales. Cost of sales of $2,037,757 for the same period in 1996 represented an improvement to 19.0% of net sales. The improvement was due primarily to increased efficiency of operations, resulting substantially from larger batch sizes made possible by the significant increase in sales volume.

         Distributor incentives of $4,794,435 during the first three months of 1996 (44.6% of net sales) represented an increase of $3,440,071 over the $1,354,364 (42.3% of net sales) paid in the same period in 1995. The increase in the amount was due to significantly higher sales. The increase as a percentage of net sales was due to the maturation of the network marketing distribution system.

         Selling, general and administrative expenses (excluding distributor incentives) during the three months ended March
31, 1996 totaled $1,532,914 or 14.3% of sales, compared to $590,237 or 18.4% for the same period in 1995. The increase of 160% in selling, general and administrative expenses was due primarily to increases in sales and the number of distributors, which resulted in an increased number of employees and facilities to service distributors. The improvement as a percentage of net sales was due largely to expected economies of scale, partially offset by the effects of rapid growth. Management expects the dollar amount of these expenses to increase in line with net sales. However, the percentage of selling, general and administrative expenses to net sales will likely continue to decline slightly throughout 1996.

         The Company recognized net income of $1,443.649 during the three months ended March 31, 1996, compared to $282,764 during the first quarter of 1995. The improvement of 410% was due principally to increased sales, accompanied by more efficient use of personnel and other administrative resources. Net earnings per share during the first quarter of 1996 were approximately $.23 per share, compared to $.05 per share during the first three months of 1995.

         Liquidity and Capital Resources

         At March 31, 1996, current assets of the Company were approximately $5.3 million and current liabilities were approximately $3.4 million, resulting in working capital of $1.9 million, compared to working capital of $1.8 million at December 31, 1995. The Company's current ratio was 1.57:1 at March 31, 1996, compared to 1.50:1 at December 31, 1995. The increases resulted largely from a slight decrease in current liabilities as increased inventories were offset by decreased cash balances. Cash totaling $1,195,344 was used to fund the construction of the Company's new headquarters building.
Other capital expenditures during the first quarter of 1996 required the expenditure of an additional $154,572 of cash.

         The Company's total long-term debt of $12,203 consisted of a lease on computer software.

         As a result of the Company's growth in Canada, in February 1995, the Company established USANA Canada Inc. and invested Can$100,000 in this wholly-owned subsidiary. Net sales of USANA Canada were $3.0 million in 1995 and $1.8 million in the first quarter of 1996 (approximately 12.3% and 16.8%, respectively, of consolidated net sales). Net earnings for the Canadian subsidiary were $27,000 and $78,000 in the first quarter of 1995 and the first quarter of 1996, respectively.

         The Company believes that existing cash balances of approximately $2.4 million, together with borrowings and additional capital sources related to a financing of the Company's new facilities will be adequate to meet the Company's anticipated cash requirements through March 31, 1997. However, in the event the Company experiences adverse operating performance or above anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that additional financing, if required, would be available on favorable terms.

         Material Commitments for Capital Expenditures

         Estimated remaining costs on the construction of the Company's new headquarters, manufacturing, and distribution facilities described earlier are approximately $2.2 million.
A commitment for financing of up to $5.0 million on the project has been received from First Interstate Bank, as mentioned above. The Company anticipates finalizing financing of the project within the next month.

         Inflation

         Inflation has not had a significant impact on the Company's operations in the past three years and is not expected to have a significant impact in the foreseeable future.

                                    Part II
                               Other Information

ITEM 1.     LEGAL PROCEEDINGS

         On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against USANA, and seventeen other defendants, alleging infringement of U.S.
patent number 4,698,360, which is allegedly owned by INC. The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol (copyright) product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol (copyright) product.
INC also seeks monetary damages, including USANA's profits realized as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. USANA will formally respond to the action on June 4, 1996. Having conducted a thorough investigation of the patent and the allegations made in the complaint, however, USANA believes that its manufacture and sale of the Proflavanol (copyright) does not infringe any valid claim of the asserted patent.
USANA intends to vigorously defend its right to continue providing its Proflavanol (copyright) product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

         On March 22, 1996, USANA filed a lawsuit against INC in the United States District Court for the District of Utah.
This complaint seeks a declaratory judgment that U.S. Patent
No. 4,698,360 is invalid, and that USANA's products do not infringe any valid claim of the patent.

         Other than as described herein, the Company is not a party to any material litigation or proceedings.

ITEM 2.     CHANGES IN SECURITIES

         There were no changes in the instruments defining the rights of holders of any class of registered securities during the quarter.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         There were no defaults in payments of this type during the reporting period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

            Exhibit 27 -- Financial Data Schedule

     b.     Reports on Form 8-K

            None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USANA, Inc.



By:       /s/ David Wentz
    ------------------------------------
       David Wentz, Director


Dated:  May 14, 1996

USANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

                                                                As of March 31,
                                                           ----------------------------
                                                              1996              1995
                                                           ------------      -----------
Assets
- --------------------------------------------
Current assets
     Cash                                                  $  2,363,325      $   888,769
     Accounts receivable, less allowance
        for doubtful accounts of $2,000
        in 1996 and $106,698 in 1995                                 14           35,874
     Inventories                                              2,681,907          975,824
     Prepaid expenses and other assets                           72,278
     Deferred income taxes                                      170,059
                                                           ------------      -----------
         Total current assets                              $  5,287,583      $ 1,900,467

Property and equipment, at cost
     Land                                                  $  1,748,877
     Building under construction                              2,704,230
     Equipment and furniture, net of accumulated
        depreciation and amortization of $1,000,909
        in 1996 and $849,661 in 1995                          1,333,823      $   830,545
Other assets                                                    363,772          258,079
                                                           ------------      -----------
        Total assets                                       $ 11,438,285      $ 2,989,091
                                                           ============      ===========

Liabilities and Stocholders' Equity
- --------------------------------------------
Current liabilities:
     Accounts payable                                      $  1,566,889      $   325,285
     Accrued liabilities:
        Accrued commissions                                     442,825          646,148
        Sales tax payable                                       427,448
        Income taxes payable                                    673,670
        Other                                                   251,198
     Current portion of long-term debt                           10,909           10,222
                                                           ------------     ------------
        Total current liabilities                          $  3,372,939     $    981,655

Long-term debt, less current portion                       $      1,294     $      3,140

Deferred income taxes                                      $     49,160

Stockholders' equity
     Common stock, no par value, 50,000,000 shares
        authorized, 6,280,119 and 5,315,742 shares
        issued and outstanding at March 31, 1996
        and 1995, respectively                             $  6,004,917     $  3,473,429
     Cumulative foreign currency translation adjustment          12,975
     Retained earnings (accumulated deficit)                  1,997,000       (1,469,133)
                                                           ------------     ------------
        Total stockholders' equity                         $  8,014,892     $  2,004,296

     Total liabilities and shareholders' equity            $ 11,438,285     $  2,989,091


USANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Unaudited

                                                            Three Months Ended
                                                                 March 31,
                                                      -------------------------------
                                                           1996              1995
                                                      -------------     -------------
Sales                                                 $  10,750,160     $   3,199,955
Cost of sales                                             2,037,757           815,182
                                                      -------------     -------------
     Gross profit                                     $   8,712,403     $   2,384,773

Expenses
     Distributor incentives                           $   4,794,435     $   1,354,364
     Selling, general and administrative                  1,532,914           590,237
     Research and development                               127,785            17,938
        Subtotal expenses                             $   6,455,134     $   1,962,539

        Earnings from operations                      $   2,257,269     $     422,234

Other Income (expense)
     Interest income                                  $      49,834     $       7,874
     Interest expense                                          (385)             (344)
     Other, net                                              13,132
                                                      -------------     -------------
        Subtotal other income (expense)               $      62,581     $       7,530

        Earnings before income taxes                  $   2,319,850     $     429,764

Income taxes                                               (876,201)         (147,000)
                                                      -------------     -------------
     NET EARNINGS                                     $   1,443,649     $     282,764
                                                      =============     =============

Earnings per common and common equivalent share       $        0.23     $        0.05
                                                      =============     =============

Weighted average number of common and
     common equivalent shares                             6,280,119         5,315,742
                                                      =============     =============

USANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ---------------------------------
                                                                                1996              1995
                                                                          ---------------    --------------
Increase in cash and cash equivalents
     Cash flows from operating activities
          Net earnings                                                     $   1,443,649       $   282,764
          Adjustments to reconcile net earnings
             to net cash provided by operating
             activities:
                Depreciation and amortization                                    135,478            65,488
                (Gain) loss on sale of property and equipment                     (5,784)
                Provision for doubtful accounts                                     -               14,389
                Deferred income taxes                                                101            23,000
                Changes in assets and liabilities
                   Receivables                                                    11,232           (17,634)
                   Inventories                                                  (554,183)          (88,892)
                   Prepaid expenses and other assets                            (123,930)          (14,389)
                   Cash overdraft                                                                 (275,084)
                   Accounts payable                                              356,684           260,871
                   Accrued liabilities                                          (549,922)
                                                                          --------------      ------------
                      Total adjustments                                    $    (730,324)      $   (32,251)
                                                                          --------------      ------------

                      Net cash provided by operating activities            $     713,325       $   250,513
                                                                          --------------      ------------
Cash flows from investing activities
     Collection of advances to related parties                                                 $   160,000
     Equipment deposits                                                                           (117,648)
     Construction in progress of office building                           $  (1,195,344)
     Purchase of property and equipment                                         (154,572)          (48,990)
     Proceeds from sale of equipment                                               9,400
                                                                          --------------      ------------
                      Net cash used in investing activities                $  (1,340,516)      $    (6,638)

Cash flows from financing activities
     Payments on long-term debt                                            $      (2,616)      $    (2,010)

Effect of exchange rate changes on cash                                    $      16,726
                                                                          --------------      ------------
     Net increase (decrease) in cash and cash equivalents                  $    (613,081)      $   241,865

Cash and cash equivalents at beginning of period                           $   2,976,406       $   646,904

Cash and cash equivalents at end of period                                 $   2,363,325       $   888,769
                                                                          ==============      ============