Form 10QSB/A
period 1996-03-31
USANA INC
filed 1996-06-26
CIK 896264

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,D.C. 20549
                                FORM 10-QSB/A
                               AMENDMENT NO. 1

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     __________________.

Commission file number 0-21116

                                  USANA, INC.
         (Exact name of small business issuer as specified in its charter)

          Utah                                              87-0500306
(State of other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)


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

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

The interim (unaudited) consolidated financial statements of USANA, Inc. and subsidiary (the Company or USANA) for the reporting period and the comparable quarter for the preceding year are attached to and form a part of this report. The interim financial statements should be read in conjunction with the following explanatory notes.

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

The latest estimated total cost for the land, building, and associated facilities is approximately $6.7 million. The Company has financed the purchase of the land and construction costs to-date (approximately $4.5 million) through internally generated funds and from the sale of 964,377 shares of restricted stock to Gull Holdings, Ltd., Company's largest shareholder, wholly-owned by Dr. Myron Wentz, the Company's founder.

USANA has obtained from First Interstate Bank a commitment to loan up to $5,000,000 construction loan and permanent financing on the new headquarters land and building.

The construction loan is at a variable interest rate of prime plus .25%. The construction loan is for one year. First Interstate Bank has given USANA a commitment to provide the Company with permanent financing up to $5,000,000. Specific rates and terms are yet to be determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31.

Net sales for the three months ended March 31, 1996 totaled $10,554,160 compared to net sales of $3,199,955 for the same period in 1995, an increase of $7,354,205 or 230 percent. Cost of sales of $815,182 for the three months ended March 31, 1995 were 25.5% of net sales. Cost of sales of $2,037,758 for the same period in 1996 represented an improvement to 19.3% of net sales. The improvement was due primarily to increased efficiency of operations, resulting substantially from larger batch sizes made possible by the significant increase in sales volume.

Distributor incentives of $4,816,435 during the first three months of 1996 (45.6% of net sales) represented an increase of $3,462,071 over the $1,354,364 (42.3% of net sales) paid in the same period in 1995. The increase in the amount was due to significantly higher sales. The increase as a percent of net sales was due to the maturation of the network marketing distribution system.

Selling, general and administrative expenses (excluding distributor incentives) during the three months ended March 31, 1996 totaled $1,836,926 or 17.4% of sales, compared to $590,237 or 18.4% for the same period in 1995. The increase of 211% in selling, general and administrative expenses was due primarily to increases in sales and the number of distributors, which resulted in an increased number of employees and facilities to service distributors. The improvement as a percentage of net sales was due largely to expected economies of scale, partially offset by the effects of rapid growth. Management expects these expenses to increase in line with net sales. However, the percentage of selling, general and administrative to net sales will likely continue to decline slightly throughout 1996.

The Company recognized net income of $1,118,958 during the three months ended, March 31, 1996, compared to $282,764 during the first quarter of 1995. The improvement of 296% was due principally to increased sales, accompanied by a more efficient use of personnel and other administrative resources. Net earnings per share during the first quarter of 1996 were approximately $.18 per share, compared to $.05 per share during the first three months of 1995.

Liquidity and Capital Resources

At March 31, 1996, current assets of the Company were approximately $5.3 million and current liabilities were approximately $3.6 million, resulting in working capital of approximately $1.7 million compared to working capital of $1.8 million at December 31, 1995. The Company's current ratio was 1.47 to 1 at March 31, 1996, compared to 1.50 to 1 at December 31, 1995. The decrease resulted largely from an increase in current liabilities as increased inventories were offset by decreased cash balances. Cash totaling $1,084,832 was used to fund the construction of the Company's new headquarters building. Other capital expenditures during the first quarter of 1996 required the expenditure of an additional $154,572 of cash.

The Company's total long-term debt of $12,203 consisted of a lease on computer software.

As a result of the Company's growth in Canada, in February 1995, the Company established USANA Canada Inc. and invested $100,000 in this wholly-owned subsidiary. Net sales of USANA Canada were $3.0 million in 1995 and $1.8 million in the first quarter of 1996 (approximately 12.3% and 17%, respectively, of consolidated net sales). Net earnings for the Canadian subsidiary were $27,000 and $78,000 respectively.

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

Material Commitments for capital expenditures

Estimated remaining costs on the construction of the Company's new headquarters, manufacturing, and distribution facilities described earlier are approximately $2.2 million. A commitment for financing of up to $5.0 million on the project has been received from a local First Interstate Bank, as mentioned above. The Company anticipates finalizing financing of the project within the next month.

Inflation

Inflation has not had a significant impact on the Company's operations in the past three years and is not expected to have a significant impact in the foreseeable future.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

     On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against USANA, and seventeen other defendants, alleging infringement of U.S. patent number 4,698,360, which is allegedly owned by INC. The complaint, filed in the United States District Count for the District of Connecticut, alleges that USANA's Proflavanol product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol product. INC also seeks monetary damages, including USANA's profits realized as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. USANA will formally respond to the action on June 4, 1996. Having conducted a thorough investigation of the patent and allegations made in the complaint, however, USANA believes that its manufacture and sale of the Proflavanol does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

     On March 22, 1996, USANA filed a lawsuit against INC in the United States District Count for the District of Utah. This complaint seeks a declaratory judgment that U.S. Patent No. 4,698,360 is invalid, and that USANA's products do not infringe any valid claim of the patent.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 27 -- Financial Data Schedule

Reports on Form 8-K

None.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

USANA, Inc.



By:   /s/ GILBERT FULLER
    ------------------------------------------
     Gilbert Fuller, Vice President of Finance

Dated: June 25, 1996

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