Form 10QSB/A
period 1996-03-31
USANA INC
filed 1996-07-10
CIK 896264

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,D.C. 20549
                                FORM 10-QSB/A
                               AMENDMENT NO. 2

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

USANA, Inc.



By:   /s/ GILBERT FULLER
    ------------------------------------------
     Gilbert Fuller, Vice President of Finance

Dated: July 10, 1996

                                  USANA, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  Unaudited

                                                                          As of March 31,
                                                                -----------------------------------
                                                                     1996                1995
                                                                --------------     ---------------
ASSETS
Current assets
     Cash                                                       $   2,363,325      $      888,769
     Accounts receivable, less allowance
        for doubtful accounts of $2,000
        in 1996 and $106,698 in 1995                                       14              35,874
     Inventories                                                    2,681,907             975,824
     Prepaid expenses and other assets                                 72,278
     Deferred income taxes                                            170,059
                                                                ---------------    ---------------
          Total current assets                                      5,287,583           1,900,467

Property and equipment, at cost
     Land                                                           1,748,877
     Building under construction                                    2,593,718
     Equipment and furniture, net of accumulated
       depreciation and amortization of $1,000,909
       in 1996 and $ 849,661  in 1995                               1,333,823             830,545
Other assets                                                          363,772             258,079
                                                                --------------     ---------------
     Total assets                                               $  11,327,773      $    2,989,091
                                                                ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $   1,566,889      $      325,285
     Accrued liabilities:
          Accrued commissions                                         464,825             646,148
          Sales tax payable                                           427,448
          Income taxes payable                                        476,349
          Other                                                       368,535
          Unearned Revenue                                            272,163
     Current portion of long-term debt                                 10,909              10,222
                                                                --------------    ----------------
          Total current liabilities                                 3,587,118             981,655

Long-term debt, less current portion                                    1,294               3,140

Deferred income taxes                                                  49,160

Stockholders' equity
     Common stock, no par value, 50,000,000 shares authorized
        6,280,119  and 5,315,742 shares issued and outstanding
        at March 31, 1996 and 1995, respectively.                   6,004,917           3,473,429
     Cumulative foreign currency translation adjustment                12,975
     Retained earnings (accumulated deficit)                        1,672,309          (1,469,133)
                                                                --------------    ----------------
          Total stockholders' equity                                7,690,201           2,004,296
                                                                --------------    ----------------

     Total liabilities and stockholders' equity                 $  11,327,773      $    2,989,091
                                                                ==============    ===============

                                   USANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    Unaudited


                                                                          Three Months Ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                        1996               1995
                                                                   ---------------    ---------------
Sales                                                              $   10,554,160     $    3,199,955
Cost of Sales                                                           2,037,758            815,182
                                                                   ---------------    ---------------
     Gross Profit                                                       8,516,402          2,384,773

Expenses
     Distributor incentives                                             4,816,435          1,354,364
     Selling, general and administrative                                1,836,926            590,237
     Research and development                                             127,785             17,938
                                                                  ----------------    ---------------
          Subtotal Expenses                                             6,781,146          1,962,539

          Earnings from Operations                                      1,735,256            422,234

Other Income (expense)
     Interest income                                                       49,834              7,874
     Interest expense                                                        (384)              (344)
     Other, net                                                            13,132
                                                                  ----------------    ---------------
           Subtotal other income (expense)                                 62,582              7,530


           Earnings before income taxes                                 1,797,838            429,764

Income Taxes                                                             (678,880)          (147,000)
                                                                  ----------------    ---------------
     NET EARNINGS                                                 $     1,118,958     $      282,764
                                                                  ================    ===============

Earnings per common and common equivalent share                   $          0.18     $         0.05
                                                                  ================    ===============

Weighted average number of common and
   common equivalent shares                                             6,280,119          5,315,742
                                                                  ================    ===============


                                  USANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   Unaudited

                                                                       Three Months Ended
                                                                             March 31,
                                                                ----------------------------------
                                                                     1996                1995
                                                                ---------------    ---------------
Increase in cash and cash equivalents
     Cash flows from operating activities
          Net earnings                                           $   1,118,958     $      282,764
          Adjustments to reconcile net earnings
             to net cash provided by operating
             activities:
                Depreciation and amortization                          135,478             65,488
                (Gain) loss on sale of property
                   and equipment                                        (5,784)
                Provision for doubtful accounts                            -               14,389
                Deferred income taxes                                      101             23,000
                Changes in assets and liabilities
                     Receivables                                        11,232            (17,634)
                     Inventories                                      (554,183)           (88,892)
                     Prepaid expenses and other assets                (123,930)           (14,389)
                     Cash overdraft                                        -              (275,084)
                     Accounts payable                                  356,684             260,871
                     Accrued liabilities                              (335,743)
                                                                ---------------    ----------------
                        Total adjustments                             (516,145)            (32,251)

                        Net cash provided by
                           operating activities                        602,813             250,513
                                                                ---------------    ----------------

Cash flows from investing activities
     Collection of advances to related parties                                             160,000
     Equipment deposits                                                                   (117,648)
     Construction in progress of office building                    (1,084,832)
     Purchase of property and equipment                               (154,572)            (48,990)
     Proceeds from sale of equipment                                     9,400
                                                                ---------------    ----------------
                        Net cash used in
                           investing activities                     (1,230,004)             (6,638)
                                                                ---------------    ----------------

Cash flows from financing activities
     Payments on long-term debt                                         (2,616)             (2,010)


Effect of exchange rate changes on cash                                 16,726
                                                                ---------------    ----------------

     Net increase in cash and cash equivalents                        (613,081)            241,865

Cash and cash equivalents at beginning of period                     2,976,406             646,904

Cash and cash equivalents at end of period                      $    2,363,325     $       888,769
                                                                ===============    ================
