Form 10QSB
period 1996-06-30
USANA INC
filed 1996-08-12
CIK 896264

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
 (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)         Identification No.)

                           3838 Parkway Blvd.
                        Salt Lake City, Utah
                             84120-6336
            (Address of principal executive offices, zip code)

                            (801) 954-7100
                      (Issuer's telephone number)

                        4550 South Main Street
                      Salt Lake City, Utah 84107
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

The number of shares outstanding of the Company's common stock, no par value, as of June 30, 1996 was 6,326,619.

Transitional Small Business Disclosure Format
(Check one) Yes [ ]  No [X]


                                PART I
                         FINANCIAL INFORMATION

Item 1.  Bases of presentation

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

In the opinion of management, the accompanying (unaudited) consolidated financial statements of USANA, Inc. and subsidiary ( the Company or USANA) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flow for the six month periods ended June 30, 1996 and 1995. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three and six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Note 1.  Property and Equipment

During the month of June 1996, USANA moved the manufacturing and packaging operations to newly constructed, state-of-the-art facilities. The larger building will provide USANA with ample room for current operations. The land on which the new facilities are located will accommodate significant expansion. The remainder of the operations relocated to the new facility in July, 1996.

The current estimated total cost for the land, building, and associated facilities is approximately $7.1 million. In addition the Company expects to spend approximately $1.7 million for new equipment and furnishings related to the construction project. The Company has financed the purchase of the land and construction costs to-date (approximately $6.5 million) through a bank loan, internally generated funds and from the sale of 964,377 shares of restricted stock to Gull Holdings, Ltd., the Company's largest shareholder,
wholly-owned by Dr. Myron Wentz, the Company's founder.   At June 30, 1996, a
$1,000,000 draw had been taken on the construction loan with Wells Fargo Bank.

USANA has obtained from Wells Fargo Bank a commitment to lend up to $5,000,000 under a short-term construction loan and to provide permanent financing on the new headquarters, land and building. The construction loan is at a variable interest rate of prime plus .25%. The construction loan is for one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 1996 and 1995

Net sales for the three months ended June 30, 1996 totaled $14,214,782 compared to net sales of $5,587,461 for the same period in 1995, an increase of $8,627,321 or 154.4%. Management believes the increase in sales for the three months is attributable to the growth in the Company's independent distributor base in the United States and Canada.

The Company's cost of sales as a percentage of sales has decreased for the three months ended, June 30, 1996 to 21.6% of sales as compared to 24.0% of sales for the three months ended June 30, 1995. The improvement was due primarily to increased efficiency of operations, resulting substantially from larger batch sizes made possible by the significant increase in sales volume.

Distributor incentives of $6,337,838 ( 44.6% of net sales) during the three months ended June 30, 1996 represented an increase of $4,080,210 from $2,257,628 (40.4% of net sales) paid in the same period in 1995. The increase in distributor incentives was due to significantly higher sales. The increase as a percent of net sales was due to the maturation of the network marketing distribution system.

Selling, general and administrative expenses (excluding distributor incentives) during the three months ended June 30, 1996 totaled $2,304,371 or 16.2% of sales, compared to $1,003,805 or 18.0% of sales for the same period in 1995. The increase of 129.6% in selling, general and administrative expenses was due primarily to the need for more support services and facilities to accommodate the growth in sales volume and the number of independent distributors. The improvement as a percentage of net sales was due largely to expected economies of scale, partially offset by the effects of rapid growth. Management expects these expenses to increase in line with net sales.

The Company recognized net earnings of $1,469,207 during the three months ended June 30, 1996, compared to $623,475 during the same period of 1995.
The improvement of 135.6% was due principally to increased sales, accompanied by a more efficient use of personnel, facilities and other administrative resources. Net earnings per share during the second quarter of 1996 were $.23 per share, compared to $.12 per share during the second quarter of 1995.


Six Months Ended June 30, 1996 and 1995

Net sales for the first half of 1996 of $24,768,942 showed an increase of 181.9% over the $8,787,416 recorded in the same period in 1995. Cost of sales as a percentage of sales reflected an improvement from 24.6% in 1995 to
20.6% in 1996, primarily as a result of the change in product mix towards
higher margin items.   Selling, general and administrative expenses of
$4,141,297 as a percentage of sales showed an improvement to 16.7% in 1996 from 18.1% or $1,593,992 in 1995 largely due to economies of scale.

As a result of the Company's growth in Canada, in February 1995, the Company established USANA Canada Inc. and invested $100,000 in this wholly-owned subsidiary. Net sales of USANA Canada were $4,625,026 for the first six months of 1996 (approximately 18.7% of consolidated sales). Canadian sales in the first six months of 1995 were not material.

Net earnings during the first half of 1996 totaled $2,588,165 an increase of 185.6% over 1995's net earnings of $906,240. Earnings per share increased from $.17 to $.41 or 141.2% during the same period. The weighted average number of common and common equivalent shares increased from 5,315,742 at June 30,
1995 to 6,282,984 as of June 30, 1996.   The increase was primarily a result
of shares sold to finance the purchase of land and the construction of the Company's new manufacturing and administrative facilities.


Liquidity and Capital Resources

At June 30, 1996, current assets of the Company were approximately $6.6 million and current liabilities totaled about $5.5 million, resulting in working capital of $1.1 million compared to working capital of $1.8 million at December 31, 1995. The Company's current ratio was 1.2 to 1 at June 30, 1996, compared to 1.5 to 1 at December 31, 1995. The decrease in the current ratio was a result of including a construction loan take down as a current liability until the Company makes final arrangement regarding permanent financing. Cash totaling $2.8 million was used to fund the construction of the Company's new headquarters building during the first six months of 1996. In addition, other capital expenditures, primarily related to equipment and costs associated with the new manufacturing and administrative facility, required the outlay of an additional $960,000.

The Company's total long-term debt of $12,203 consisted of a lease on computer software.

The Company believes that existing cash balances of approximately $1.9 million, together with borrowings and additional capital sources related to financing of the Company's new facilities will be adequate to meet the Company's anticipated cash requirements through June 30, 1997. However, in the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. There can be no assurance that additional financing, if required, would be available on favorable terms.

Material Commitments for capital expenditures

Estimated remaining costs on the construction of the Company's new headquarters, manufacturing, and distribution facilities described earlier including equipment and furnishings are approximately $2.3 million. A commitment for financing of up to $5.0 million on the project has been received from Wells Fargo Bank, as mentioned above. Management anticipates permanent financing arrangements will be completed within the next several months.

Inflation

Inflation has not had a significant impact on the Company's operations in the past three years and is not expected to have a significant impact in the foreseeable future.


                     PART 11 -  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants including USANA alleging infringement of US patent number 4,698,360. The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol product violates the INC patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. On June 4, 1996, USANA filed a Motion to Dismiss INC's action for lack of subject matter jurisdiction, for failure to state a claim upon which relief can be granted, for lack of standing, and for failure to join an indispensable party. Having conducted a thorough investigation of the patent and allegations made in the complaint, USANA believes that its manufacture and sale of Proflavanol does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

On March 22, 1996, USANA filed a lawsuit against INC in the United States District Court for the District of Utah. This complaint sought a declaratory judgment that U.S. Patent No. 4,698,360 is invalid, and that USANA's products do not infringe any valid claim of the patent. On May 16, 1996, USANA voluntarily dismissed this complaint, and will instead present these defenses, if needed, in connection with the Connecticut case.

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

Exhibits

    Exhibit 27 -- Financial Data Schedule

Reports on Form 8-K

    On July 18, 1996, the Company filed a Report on Form 8-K to report the appointment of two additional independent directors and the creation of an audit committee of the Board of Directors as a precursor to the Company's listing on the NASDAQ National Market System.




                              SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA, Inc.

By: /s/ Gilbert A. Fuller
   ------------------------------------
    Gilbert A. Fuller,  Vice President of Finance

Dated:  August 7, 1996