Form 10QSB
period 1996-09-30
USANA INC
filed 1996-11-14
CIK 896264

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB

     [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________ to
          ________.

     Commission file number: 0-21116


                                  USANA, INC.
       (Exact name of small business issuer as specified in its charter)


            Utah                                            87-0500306
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


                               3838 Parkway Blvd.
                          Salt Lake City, UT  84120
                  (Address of principal executive offices)

                                (801) 954-7100
                        (Issuer's telephone number)


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

     The number of shares outstanding of the Company's common stock, no par value, as of June 30, 1996 was 6,326,619.

         Transitional Small Business Disclosure Format
         (Check one) Yes [ ] No [X]

                                   USANA, INC.

                                     PART I
                            FINANCIAL INFORMATION


Item 1.  Financial Statements

Bases of presentation

The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes
required for complete audited financial statements.   These statements
should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited consolidated financial statements of USANA, Inc. and subsidiary ( the Company or USANA) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flow for the nine month periods ended September 30, 1996 and 1995. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three and nine month periods ended September 30, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 28,1996.

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

The current estimated total cost for the land, building, and associated facilities is approximately $7.6 million. In addition the Company expects to spend a total of approximately $1.4 million for new equipment and furnishings related to the construction project. The Company has financed the purchase of the land and construction costs to-date through a bank loan, internally generated funds and from the sale of 964,377 shares of restricted stock to Gull Holdings, Ltd., the Company's largest shareholder, wholly-owned
by Dr. Myron Wentz, the Company's founder.   At September 30, 1996, a
$1,000,000 draw had been taken on the construction loan with Wells Fargo Bank.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 1996 and 1995

Net sales for the three months ended September 30, 1996 totaled $16,098,095 compared to net sales of $7,318,487 for the same period in 1995, an increase of $8,779,608 or 120.0% . Management believes the increase in sales for such three month period is attributable to the growth in the Company's independent distributor base in the United States and Canada.

The Company's cost of sales as a percentage of net sales has decreased for the three months ended, September 30, 1996 to 21.0% of sales as compared to
24.6 % of sales for the three months ended September 30, 1995. The improvement was due primarily to increased efficiency of operations, resulting substantially from larger batch sizes made possible by the significant increase in sales volume.

Distributor incentives of $7,392,919 (45.9% of net sales) paid during the three months ended September 30, 1996 represented an increase of $4,075,916 from $3,317,003 (45.3% of net sales) paid in the same period in 1995. The increase in distributor incentives was due to significantly higher sales. Distributors are paid incentives based on the volume of sales generated by their independently owned distribution network, as provided by the Company's distribution plan. Incentives are paid weekly.

Selling, general and administrative expenses (excluding distributor incentives) during the three months ended September 30, 1996 totaled $2,840,268 or 17.6% of sales, compared to $1,271,260 or 17.4% of sales for the same period in 1995. The increase of 123.4% in selling, general and administrative expenses was due primarily to the need for more support services and facilities to accommodate the growth in sales volume and the number of independent distributors. Management expects these expenses to increase in line with net sales.

The Company recognized net earnings of $1,457,338 during the three months ended September 30, 1996, compared to $526,301 during the same period of 1995. The improvement of 176.9 % was due principally to increased sales, accompanied by more efficient use of personnel, facilities and other administrative resources. Net earnings per share during the third quarter of 1996 were $.23 per share, compared to $.09 per share during the third quarter of 1995.

The Company's quarter to quarter (June 30, 1996 to September 30, 1996) sales comparison equated to a 13% increase with third quarter sales increasing about $1,883,000 to $16,098,095. Third quarter earnings remained level as compared to second quarter results at $.23 per share. Flat earnings growth in the quarter was attributed to a number of strategic investment costs. These costs were associated with the relocation of the Company's manufacturing, research and development, and administrative operations to its new, state-of-the-art headquarters; the initial stages of a major computer hardware and software upgrade; and the substantial recruitment of senior management talent. These investments may contribute to a slower bottom-line growth in the near term but should facilitate the Company's future growth and international expansion.


Nine  Months Ended September  30, 1996 and 1995

Net sales for the first nine months of 1996 of $40,867,037 showed an increase of 153.7% over the $16,105,904 recorded in the same period in 1995. Cost of sales as a percentage of sales reflected an improvement from 24.6% in 1995 to 20.8% in 1996, primarily as a result of the change
in product mix towards higher margin items.   Distributor incentives were
$6,929,395 or 43.0% of net sales in 1995 and $18,547,192  or 45.4% of net sales in 1996. The increase as a percentage of net sales was due to the maturation of the network marketing distribution system. Selling, general and administrative expenses of $6,982,037 as a percentage of sales showed an improvement to 17.1% in 1996 from 17.9% or $2,882,840 in 1995 largely due to economies of scale.

In February 1995, as a result of the Company's growth in Canada, the Company established USANA Canada Inc. and invested $100,000 in this wholly-owned subsidiary. Net sales of USANA Canada were $8,120,704 for the first nine months of 1996 (approximately 19.9% of consolidated sales). Canadian sales in the first nine months of 1995 were $1,642,960 or approximately 10.2% of consolidated sales.

Net earnings during the first nine months of 1996 totaled $4,045,503 an increase of 182.4% over 1995's net earnings of $1,432,541. Earnings per share increased from $.26 to $.64 or 146.2% during the same period. The weighted average number of common and common equivalent shares increased from 5,604,233 at September 30, 1995 to 6,296,633 as of September 30,
1996.   The increase was primarily a result of shares sold to finance the purchase of land and the construction of the Company's new manufacturing and administrative facilities.


Liquidity and Capital Resources

At September 30, 1996, current assets of the Company were approximately $7.8 million and current liabilities totaled about $7.5 million, resulting in working capital of $300,000 compared to working capital of $1.8 million at December 31, 1995. The Company's current ratio was 1.04 to 1 at September 30, 1996, compared to 1.5 to 1 at December 31, 1995. The decrease in the current ratio was a result of investing short term assets in the construction of the Company's new manufacturing and administrative facilities. Cash totaling $4.0 million was used to fund the construction of the Company's new headquarters building during the first nine months of 1996.

The Company believes that existing cash balances of approximately $1.5 million, together with borrowings and additional capital sources related to financing of the Company's new facilities will be adequate to meet the Company's anticipated cash requirements through September 30, 1997. However, in the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. There can be no assurance that additional financing, if required, would be available on favorable terms.

Material Commitments for capital expenditures

Estimated remaining costs on the construction of the Company's new headquarters, manufacturing, and distribution facilities described earlier including equipment and furnishings are approximately $440,000. A commitment for financing of up to $5.0 million on the project has been received from Wells Fargo Bank, as mentioned above. Management anticipates long-term or permanent financing arrangements will be completed within the next several months.


Inflation

Inflation has not had a significant impact on the Company's operations in the past three years and is not expected to have a significant impact in the foreseeable future.


Forward Looking Statements

From time to time, the Company may publish forward-looking statements relating, among other things, to such matters as anticipated financial performance, business prospects, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking-statements under federal law. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results on other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the Company's ability to obtain raw materials, its legal rights to continue selling Proflavanol, and other regulatory, environmental and economic risks typical of all businesses in the nutritional (see discussion in Item 1 of Part II) products industry.


PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants including USANA alleging infringement of U.S. patent number 4,698,360. The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol product violates the INC patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. On June 4, 1996, USANA filed a Motion to Dismiss INC's action for lack of subject matter jurisdiction, for failure to state a claim upon which relief can be granted, for lack of standing, and for failure to join an indispensable party. As of November 6, 1996, the Court had not yet ruled on that motion. Having conducted a thorough investigation of the patent and allegations made in the complaint and having consulted with patent council, USANA believes that its manufacture and sale of Proflavanol does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

On April 17, 1996, an unidentified party filed a request with the United States Patent and Trademark Office (PTO) to reexamine the validity of the patent now being asserted against USANA. On June 27, 1996 the PTO granted that request, and stated that a substantial new question of patentability had been raised. The PTO is currently re-evaluating the validity of the patent. The outcome of that reexamination proceeding, while unknown at this time, may affect INC's ability to proceed with its lawsuit against USANA.

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

Exhibits

          Exhibit 11 -- Computation of Earnings Per Share
          Exhibit 27 -- Financial Data Schedule

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

USANA, Inc.


By: /s/ Gilbert A. Fuller
   --------------------------------
   Gilbert A. Fuller,  Vice President of Finance

Dated:   November 13, 1996

                          USANA, INC. & SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 Unaudited


                                                                          September 30       December 31
                                                                              1996               1995
                                                                         ---------------    --------------
ASSETS
Current assets
      Cash and cash equivalents                                           $   1,534,235     $   2,976,406
      Accounts receivable, net                                                   32,020            11,246
      Inventories                                                             5,537,894         2,127,724
      Prepaid expenses and other assets                                         473,296            75,365
      Notes receivable, current portion                                          26,543               -
      Deferred income taxes                                                     170,059           170,000
                                                                         ---------------    --------------
              Total current assets                                            7,774,047         5,360,741

Property and equipment, at cost
      Land                                                                    1,748,877         1,748,877
      Building under construction                                             5,939,365         1,508,886
      Equipment and furniture, net of accumulated
         depreciation and amortization of $917,826
         in 1996 and $ 874,178 in 1995                                        2,539,757         1,318,343
Other assets
      Deposits on machinery                                                     240,700           186,115
      Notes receivable, less current portion                                     53,311               -
      Other                                                                      44,673            50,641
                                                                         ----------------   --------------
              Total assets                                                $  18,340,730      $ 10,173,603
                                                                         ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                    $   3,448,518      $  1,210,205
      Short-term borrowings                                                   1,000,000               -
      Accrued liabilities
              Accrued commissions                                               628,932           231,819
              Sales tax payable                                                 664,267           465,830
              Income taxes payable                                              663,326         1,435,469
              Accrued compensation and related items                            442,583            99,074
              Other                                                             394,976            36,744
      Unearned revenue                                                          263,976            76,127
      Current maturities of long-term obligations                                   -              10,909
                                                                         ---------------    --------------
              Total current liabilities                                       7,506,578         3,566,177

Long-term obligations, less current maturities                                      -               3,910

Deferred income taxes                                                            49,160            49,000

Stockholders' equity
      Common stock, no par value, 50,000,000 shares authorized
              6,341,119 and 6,280,119 shares issued and outstanding
              at 1996 and 1995, respectively                                  6,190,967         6,004,917
      Cumulative foreign currency translation adjustment                         (4,829)           (3,752)
      Retained earnings                                                       4,598,854           553,351
                                                                         ---------------    --------------
              Total stockholders' equity                                     10,784,992         6,554,516
                                                                         ---------------    --------------

              Total liabilities and stockholders' equity                 $   18,340,730     $  10,173,603
                                                                         ===============    ==============

The accompanying notes are an integral part of these statements

                           USANA, INC. & SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  Unaudited


                                                       Three Months Ended
                                                           September 30,
                                                 ----------------------------------
                                                      1996                1995
                                                 --------------      --------------

Net sales                                        $  16,098,095       $   7,318,487
Cost of sales                                        3,381,640           1,803,412
                                                 --------------      --------------
         Gross profit                               12,716,455           5,515,075

Operating expenses
    Distributor incentives                           7,392,919           3,317,003
    Selling, general and administrative              2,840,268           1,271,260
    Research and development                           189,956              56,213
                                                 --------------      --------------
         Total operating expenses                   10,423,143           4,644,476
                                                 --------------      --------------

         Earnings from operations                    2,293,312             870,599

Other Income (expense)
    Interest income                                     33,883              49,249
    Interest expense                                   (22,046)             (1,198)
    Gain on sale of property and equipment              65,028                 -
    Other, net                                           7,961                  28
                                                 --------------      --------------
         Total other income                             84,826              48,079
                                                 --------------      --------------


         Earnings before income taxes                2,378,138             918,678


Income taxes                                          (920,800)           (392,377)
                                                 --------------      --------------

       NET EARNINGS                              $   1,457,338       $     526,301
                                                 ==============      ==============

Earnings per common and common equivalent share  $        0.23       $        0.09
                                                 ==============      ==============

Weighted average number of common and
    common equivalent shares                         6,338,141           5,641,167
                                                 ==============      ==============


The accompanying notes are an integral part of these statements

                          USANA, INC. & SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  Unaudited

                                                            Nine Months Ended
                                                              September 30,
                                                    ----------------------------------
                                                         1996                1995
                                                    --------------      --------------

Net sales                                           $  40,867,037       $  16,105,904
Cost of sales                                           8,488,824           3,961,812
                                                    --------------      --------------
         Gross profit                                  32,378,213          12,144,092

Operating expenses
    Distributor incentives                             18,547,192           6,929,395
    Selling, general and administrative                 6,982,037           2,882,840
    Research and development                              473,447             118,473
                                                    --------------      --------------
         Total operating expenses                      26,002,676           9,930,708
                                                    --------------      --------------

         Earnings from operations                       6,375,537           2,213,384

Other Income (expense)
    Interest income                                       123,030              71,850
    Interest expense                                      (22,430)             (1,975)
    Gain on Sale of Equipment                              70,812             104,281
    Other, net                                             15,508                  28
                                                    --------------      --------------
         Total other income                               186,920             174,184
                                                    --------------      --------------


         Earnings before income taxes                   6,562,457           2,387,568


Income taxes                                           (2,516,954)           (955,027)
                                                    --------------      --------------

         NET EARNINGS                               $   4,045,503       $   1,432,541
                                                    ==============      ==============

Earnings per common and common equivalent share     $        0.64       $        0.26
                                                    ==============      ==============

Weighted average number of common and
     common equivalent shares                           6,296,633           5,604,233
                                                    ==============      ==============

The accompanying notes are an integral part of these statements

                           USANA, INC.  &   SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          ----------------------------------
                                                                               1996                 1995
                                                                          --------------      --------------
Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
        Net earnings                                                      $   4,045,503       $   1,432,541
        Adjustments to reconcile net earnings
            to net cash provided by operating
            activities
                Depreciation and amortization                                   467,391             214,581
                Gain on sale of property
                    and equipment                                               (70,812)           (104,281)
                Deferred income taxes                                               101              23,000
                Changes in assets and liabilities
                   Receivables                                                  (20,774)             (1,354)
                   Inventories                                               (3,410,172)           (646,216)
                   Prepaid expenses and other assets                           (391,963)           (168,511)
                   Cash overdraft                                                   -              (275,084)
                   Accounts payable                                           2,238,313             124,462
                   Accrued liabilities                                          712,997           1,312,593
                                                                          --------------      --------------
                      Total adjustments                                        (474,919)            479,190
                                                                          --------------      --------------

                      Net cash provided by
                        operating activities                                  3,570,584           1,911,731
                                                                          --------------     ---------------


Cash flows from investing activities
                   Deposits on machinery                                        (54,585)            (39,619)
                   Purchase of land                                                 -            (1,741,743)
                   Building under construction                               (4,430,480)                -
                   Purchase of property and equipment                        (1,728,990)           (793,706)
                   Proceeds from the sale of property and equipment             111,000             230,800
                   Issuance of notes receivable                                 (86,087)                -
                   Collection on notes receivable                                 6,233                 -
                   Advances - related parties                                       -               160,000
                                                                          --------------     ---------------

                      Net cash used in
                        investing activities                                 (6,182,909)         (2,184,268)
                                                                          --------------     ---------------

Cash flows from financing activities
                   Principal payments on long-term obligations                  (14,819)            (19,721)
                   Proceeds from issuance of long-term obligations                  -                20,652
                   Proceeds from short-term borrowings                        1,000,000                 -
                   Common stock issued                                          186,050           2,531,488
                                                                          --------------     ---------------

                      Net cash provided by
                        financing activities                                  1,171,231           2,532,419
                                                                          --------------     ---------------


Effect of exchange rate changes on cash                                          (1,077)                 -
                                                                          --------------     ---------------

   Net (decrease) increase in cash and cash equivalents                      (1,442,171)          2,259,882

Cash and cash equivalents at beginning of period                              2,976,406             646,904
                                                                          --------------     ---------------

Cash and cash equivalents at end of period                                $   1,534,235      $    2,906,786
                                                                          ==============     ===============


The accompanying notes are an integral part of these statements