Form 10KSB40
period 1996-12-28
USANA INC
filed 1997-03-28
CIK 896264

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               Form 10-KSB

(Mark One)
[X]  Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 [Fee Required] for the fiscal year ended December 28, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________

Commission file number 0-21116

                              USANA, INC.
            (Name of small business issuer in its charter)

        Utah                                        87-0500306
(State of incorporation)               (I.R.S. Employer Identification No.)

                        3838 West Parkway Blvd.
                      Salt Lake City, Utah 84120
        (Address of principal executive offices and Zip Code)

(Issuer's telephone number) (801)954-7100

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock. no par value

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $56,700,122. The aggregate market value of the voting stock of the issuer held by non-affiliates on March 26, 1997 was approximately $37,584,048.

The number of shares outstanding of the Company's common stock as of March 24, 1997 was 6,351,119 shares.

                    Transitional Small Business Disclosure
                    Format (Check one):
                    Yes [ ]  No [X]

                         FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE
ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF.   THEREFORE, THE COMPANY IS
INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING
STATEMENTS.   THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE
COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL
PERFORMANCE.   THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS
AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PROJECTED" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING
STATEMENTS.   READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS
DESCRIBED BELOW [SEE ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS -- FACTORS THAT COULD AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS OBJECTIVES] AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK
ONLY AS OF THE DATE HEREOF.   THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY
REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                  PART I

Item 1.     Description of Business

     USANA, Inc. ("USANA" or the "Company"), a Utah corporation, develops, manufactures, packages and markets its own line of nutritionals, antioxidants, weight management, and non-toxic skin and hair care products.

     USANA products are distributed through a rapidly growing network marketing organization. As of December 28, 1996, USANA had approximately 92,000 independent distributors in all 50 states of the U.S., and Canada.

     The business of the Company was commenced in 1992 under the direction of Dr. Myron Wentz, an internationally-recognized pioneer in the development of human cell-culture technology and disease diagnosis. In 1973, Dr. Wentz founded Gull Laboratories, Inc. (AMEX:GUL) and developed the first commercially-available test kit for the diagnosis of the Epstein-Barr virus.

     Dr. Wentz redirected his talents to the nutritional requirements of the human body and the products that would help improve health and the quality of life. Through analytical testing, Dr. Wentz discovered that many nutritional and health supplements were not only nutritionally unbalanced but had incorrect and misleading labels and occasionally contained toxic substances. Dr. Wentz's objective in forming USANA was to develop a line of nutritional products and a new approach to manufacturing that would ensure the highest quality products.

Distribution

     USANA distributes its products through a network marketing organization. The concept of network marketing is based on the strength of the recommendation created when one who has a favorable experience with a product recommends that product to family and friends. The recommendation, being based on personal experience, is given more weight than a recommendation from a stranger. This happens for two reasons: the first is that the conviction and enthusiasm are genuine, they are based on personal experience; the second is that family and friends trust the integrity of the person giving the recommendation. The marketing and distribution of products and services through network marketing and other direct selling channels has experienced significant growth in the past few years. According to industry reports, the direct distribution of goods and services through these channels worldwide reached approximately $75 billion in 1995. The emergence of the Internet, increased and improved methods of rapid communication, e.g., personal computers, fax machines, satellite conferencing, etc., have also aided the rapid growth of direct selling.

     The Company believes its ability to successfully compete in this market is in part due to its compensation plan and the highly natural and scientific quality of its products. The compensation plan (the "Cellular Compensation Plan") developed by the Company provides several opportunities for distributors to earn compensation. Each distributor must purchase and sell product in order to earn any compensation. Therefore, a distributor may not simply develop a "downline" and earn income "passively." The first method of earning compensation under the Cellular Compensation Plan is through retail markup on product sales. The second is through earning commissions on sales volume generated by one's downline, which can be earned by sponsoring as few as two additional distributors and meeting certain personal sales volumes.
The third method of earning compensation is by qualifying for the Company's Leadership Bonus pool. Distributors are paid incentives based on volume of sales generated by their independently owned distribution networks, as provided by the Cellular Compensation Plan. Incentives are paid to distributors weekly.

     The Company's compensation plan departs from traditional network marketing plans that typically impose requirements of heavy sponsoring of downline distributors and large group purchase volumes that are necessary for financial success under such plans.

     The Company's products have been developed using the most up-to-date scientific research. USANA develops its nutritional products based on knowledge acquired from superior cell culture experience to assist the body to maintain proper cell function and to defend against the harmful aspects of our environment through proper nutritional balance. Through Dr. Wentz's influence, the Company is committed to use the best science available to develop products that use nature to improve health and the quality of life.

Organization

     USANA, Inc. was incorporated July 20, 1992 as a wholly-owned subsidiary of Gull Laboratories, Inc., a Utah corporation ("Gull"). From 1990 until USANA was incorporated, the Gull "Health Products Division," developed medical products and performed contract manufacturing and packaging of natural and herbal products. On August 31, 1992 the assets owned by Gull, and used in the operation of the Health Products Division. USANA was subsequently spun off from Gull as a separate corporation in January 1993. The Company's principal office is currently located at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120 in a newly constructed 98,000 square foot facility on 16 acres. Its telephone number is (801) 954-7100.

     USANA sells only to distributors. The Company has no in-house sales force. When the Company's growth expanded to include distributors in Canada, USANA did not at first establish a subsidiary, but instead shipped product directly to the Canadian distributors. Because of the delays in getting product through customs to its distributors, the Company established a subsidiary corporation with its own inventory in Canada to reduce or eliminate delays in providing products to distributors there.

     USANA Canada, Inc. ("USANA Canada") was formed February 3, 1995 as a wholly-owned subsidiary of the Company to better serve the expanding volume of distributors and sales in Canada. USANA Canada's operation consists mainly of a warehouse and distribution facility. USANA Canada receives product shipments and stores them in inventory. As orders are received and printed on the warehouse printer, orders are picked, shipped and then recorded as en route in the computer. All systems, product formulations, order entry, customer service, research & development, accounting, general management, and sales and marketing functions are provided for USANA Canada and the U.S. operations out of Salt Lake City, Utah, by the Company. As a separate company operating in a foreign country, transactions between USANA Canada and the Company are made at cost or transferred according to prices established by the Company.

     Canada has become a significant growth market for the Company, in part because of the similar cultural backgrounds, geographic proximity, and environmental concerns shared by Canada and the U.S.

Manufacturing and Research and Development

     USANA's manufacturing and packaging operations are now housed in the Company's new state-of-the-art facilities in Salt Lake City, Utah. The facilities are registered with the U.S. Food and Drug Administration ("FDA") and all work is done in compliance with the FDA's Good Manufacturing Practice ("GMP") regulation. Because USANA sells nutritionals, dietary and cosmetic products, it is not subject to the complex regulations of the FDA that apply to the manufacture of pharmaceutical products. USANA voluntarily complies with the FDA's GMP's.

Manufacturing

     The Company's manufacturing equipment is capable of producing up to 4,800,000 tablets in two eight-hour shifts, given the current sales mix. The packaging operation has a fully-automated, bottle-filling line capable of filling up to 35,000 bottles in two eight-hour shifts. The packaging facility
is also able to pack and shrink-wrap for final boxing and shipping.   The
packaging facility also packages the skin care product into tubes at the rate of 20,000 in two eight-hour shifts. The vast majority of raw materials used in the production of USANA's products are readily available from numerous suppliers; however, a world-wide shortage of Vitamin E-Succinate powder occurred in 1996. The Company has handled this shortage first by manufacturing and supplying a Vitamin E-Acetate tablet and then by providing its customers with a Vitamin E-Succinate gel tab. The Company is working with suppliers to reach a long-term agreement to ensure the dependable delivery of Vitamin E-Succinate powder. A major supplier is expected to have an extraction plant completed and fully operational by the second quarter of 1997; USANA management believes the completion of this plant will remedy the Vitamin E-Succinate shortage for the Company. As of January 31, 1997, the Company's manufacturing equipment was operating at approximately 62% of capacity, given both current sales mix and the assumption of two eight-hour shifts. The Company presently operates with one shift.

Research and Development

     USANA has, in house, both a microbiological testing laboratory and an analytical chemistry laboratory. The microbiological laboratory tests for product contamination (e.g., E-coli, Salmonella, Staphylococcus aureus, total counts of bacteria, yeasts and molds) on both raw materials and finished products. USANA's analytical chemistry laboratory performs tests on the chemical composition of both raw materials and finished products and stability tests on finished products. During the course of 1996, the analytical laboratory obtained additional instrumentation enhancing its ability to
perform these tests.   Among the capabilities of this laboratory are high
pressure liquid chromatography, inductively-coupled plasma spectrometry ("ICP"), atomic absorption, and ultra violet ("UV") spectrometry.

     The Company also carries on a significant program of research and development. In 1996, the Company expended approximately $800,000 for research and development, which represented about 1.4% of its net sales. In 1995, research and development expenditures totaled approximately $260,000 or 1.0% of net sales. The Company will continue to use its resources for research and development of new products and for the continued upgrading of existing products. The mission of USANA's research and development team is to develop and support superior nutritional and health care products that meet the needs of customers through proven efficacy, unqualified safety, superior formulation, and outstanding quality. The Company's commitment is to continuous product innovation and improvement through sound scientific research.

Government Regulation

     The Company's business activities are subject to regulation by federal agencies including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Postal Service, and the United States Environmental Protection Agency ("EPA"). Such regulations govern various functions, including: (i) product formulation, labeling, packaging and importation, (ii) product claims and advertising (including claims and advertising by distributors), and (iii) fair trade practices and distributor marketing activities.

     In October, 1994, the Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted. Among other things, the DSHEA defines dietary supplements (which include vitamins, minerals, nutritional supplements and herbs) and provides a regulatory framework intended to ensure the safety and quality of dietary supplements and dissemination of accurate product information. Specific labeling requirements defined in DSHEA went into effect January 1, 1997. These regulations permit substantiated, truthful and non-misleading statements of nutritional support to be included on labels, such as statements describing general well-being from consumption of a dietary ingredient in affecting or maintaining structure or function of the body.

     Other laws and regulations are intended to prevent the use of deceptive or fraudulent practices that have sometimes been associated with direct selling and network marketing activities. The illegal schemes, typically referred to as "chain sales" or "pyramid" schemes, are characterized by high up-front entry or sign-up fees, high-pressure recruiting tactics, mandatory sponsorship and sales volume requirements, and claims of huge and quick financial rewards with little or no effort.

     The Company believes it is in compliance with all applicable government regulations concerning its business. However, there can be no assurance that future regulatory action or changes in regulations or legislation will not have an adverse effect on the Company and its operations. Furthermore, the expansion of operations outside North America will subject the Company to regulatory schemes in other countries that may differ from those encountered in different markets and which in any event, could add to the expense of doing business in such countries and/or limit the ability of the Company to move quickly into such markets.

Products

     The Company's products consist of vitamins, minerals, antioxidants, and other nutritional products; skin care products; weight loss products; personal care products; and sales aids to benefit distributors in their sales efforts. Vitamins, minerals, and antioxidants are developed, manufactured and packaged
by the Company.   Some nutritional products, as well as the skin care and
personal care products are manufactured to USANA's specifications by third-party vendors. These other products may be packaged by the Company or by the third-party manufacturers.

Nutritional Products

     USANA's nutritional products include a megavitamin, a chelated mineral, antioxidants, other health supplements, meal replacement drinks, fiber drinks, and an energy bar. USANA's products are formulated to provide optimal absorption, assimilation, and effectiveness. Listed below is a brief description of USANA's nutritional products. A complete listing of the components and their amounts can be found on the product labels or in product brochures.

     MegaVitamin - USANA's MegaVitamin is formulated to provide all the vitamins considered essential for good health. The MegaVitamin includes beta carotene, vitamins D, E and C (USANA's Poly C [TM]), and the complete vitamin B complex. Other components include choline, citrus bioflavonoids, inositol, PABA, quercitin, bromelin, and vitamin K.

     Chelated Mineral - USANA's Chelated Mineral is formulated to provide all minerals and trace minerals considered essential for good health. Chelated minerals are those that are attached to an organic substance usually an amino acid. This makes the minerals more bioavailable and, therefore, more readily absorbed in the intestines. The major minerals provided by Chelated Mineral include: calcium, chromium, magnesium, molybdenum, copper, manganese, iron, iodine, selenium, zinc, and boron. In addition to these major essential minerals, this product is formulated in a base of 72 trace elements.

     Antioxidant - USANA's Antioxidant is formulated to help counteract the damaging effects of free radicals which result from normal metabolism, environmental pollution, cigarette smoke, and many other sources. USANA's Antioxidant contains, megadose amounts of beta carotene, vitamin E and vitamin C (as Poly C) which are known to have antioxidant activity. Other components include vitamin B complex, rutin, cruciferous extract, N-acetyl-L-cysteine, and glutathione.

     Proflavanol [TM] - Proflavanol contains proanthocyanidins extracted from grape seeds, and Poly C which is formulated to provide additional antioxidant protection against free radical damage. Proanthocyanidins are in a class of naturally occurring compounds called bioflavonoids and, like vitamins E and C and beta carotene, have antioxidant activity. Proanthocyanidins also show distinct anti-inflammatory and capillary protective action.

     CalMag Plus - USANA's CalMag Plus is formulated to supplement daily intake of calcium and magnesium, which are important in aiding the prevention of osteoporosis, normal nerve and muscle function, and normal blood clotting. Additional components in CalMag Plus include vitamin D, boron, and silica.

     Poly C [TM] - USANA's Poly C is a blend of calcium, potassium, magnesium and zinc ascorbates. It is less acidic than ascorbic acid, the most commonly used form of vitamin C. Mineral ascorbates have different solubilities and retention times in the body which help maintain vitamin C levels in the body and minimizes rapid excretion.

     Kids choo-ables [TM] - USANA's Kids choo-ables are formulated to provide essential vitamins and minerals to children. Many of the same components found in USANA's MegaVitamin are present in the Kids choo-ables, but at different levels. USANA chose not to include iron in the Kids choo-ables because iron supplementation in children is very sensitive and should be controlled by a physician.

     Nutrimeal - USANA's Nutrimeal is a balanced drink of complex carbohydrates, proteins and other nutrients and is designed as a meal replacement. It is available in several flavors, including non-dairy and sugar-free formulas.

     Fibergy[R]- USANA's Fibergy is formulated to supplement dietary fiber intake. Fibergy contains 15 different fiber sources, including soluble and insoluble fiber, which takes advantage of the different actions of these various forms of fiber on the body. Fibergy is available in two flavors, including a non-dairy formula.

     Gold Bars[TM] - USANA's Gold Bar is an energy bar containing complex carbohydrates, protein and fiber. Gold Bars are designed to supply a quick source of energy. The carbohydrate and protein sources are from whole grains, fruits and spices.

Skin Care Products

     USANA's Skin Care line incorporates several products designed as a total skin protection system. Only natural oils, emollients, antioxidants and botanical extracts are used in the skin care formulations. Listed below is a brief description of USANA's Skin Care Products. A complete listing of the components and their amounts can be found on the product labels or in product brochures.

     5-Step Antioxidant Skin Care System - The Antioxidant Skin Care System includes five products which are designed to cleanse, restore, tone, moisturize, and repair the skin and to protect the skin from the damaging effects of free radicals. The System comes in two formulations: one for normal-to-dry skin and the other for normal-to-oily skin.

     Vital Zomes[R] Serum Replenisher - USANA's Vital Zomes is a moisture booster which contains liposomes which aid in supplying nutrients to the skin. It is designed to instantly hydrate, retexturize and strengthen the upper cell layers of the skin.

     Revitalizing Hydrating Treatment - USANA's Revitalizing Hydrating Treatment is designed to soothe both dry and oily skin. The ingredients impart a tingling, cooling sensation.

     USANA[R] Sunscreen - USANA's Sunscreen is designed to protect skin from overexposure to the sun. The ingredients in the Sunscreen absorb UVA-UVB and infrared radiation and disperse heat. The Sunscreen also contains antioxidants and a liposome delivery system for controlled release of active ingredients onto the skin.

     USANA manufactures a number of its products including: MegaVitamin, Chelated Mineral, Antioxidant, Kids choo-ables, CalMag Plus, Poly C, and Proflavanol. The formulations for these products were developed by the Company. The Company subcontracts with third-party manufacturers to produce and package the Nutrimeals, Fibergy Drinks, and Gold Bars, according to formulations developed by the Company in conjunction with the manufacturers.

     Skin care products are produced according to USANA formulations by third-party manufacturers. Formulations sold in tubes are purchased in bulk and packaged by the Company.

Personal Care Products

     USANA's Personal Care System was designed to use pure, natural substances instead of inexpensive, synthetic substances, that may eventually cause cell damage. The Company's Personal Care System consists of Shampoo, Conditioner, Hand & Body Lotion, and Shower Gel. Listed below is a brief description of USANA's Personal Care System. A complete listing of components and their amounts can be found on the product labels and in product brochures.

     Shampoo and Conditioner - The USANA Shampoo improves the appearance of chemically damaged hair and helps restore its natural beauty and luster. To stimulate blood flow to the hair follicles which promotes growth of existing hair. The Shampoo contains an extract of Arnica. Kameria Triandra Extract is added to protect the hair from damage caused by the sun's harmful rays. Used with the Shampoo, the USANA Conditioner contains natural extracts of Cherry Bark, Chamomile, and Horsetail. The USANA Conditioner adds body, a healthy-looking luster, and works to naturally de-tangle hair during combing.

     Hand & Body Lotion - The USANA Hand & Body Lotion is extensive moisture therapy that is completely absorbed by the skin in moments. Each ingredient was chosen for its safety, health-promoting properties, and ability to keep skin supple and soft. The Hand & Body Lotion helps to even out the complexion, especially on the hands, and helps to fade age spots.

     Shower Gel   -  USANA Shower Gel, with a new class of cleaning agents, is a safer way to cleanse, leaving your skin with a soft, silky feeling. Shower Gel's natural botanical extracts also provide antioxidant properties to protect your skin, and promote healing, and are safe for the cells of your skin. Natural botanical oils are carefully blended to provide an added dimension in skin moisturizing.

     The Company subcontracts with third-party manufacturers to produce and package the Personal Care product line according to formulations developed by USANA.

Weight Control Products

     The USANA L*E*A*N Program is a scientific system that enables people to defeat the causes of excess body fat. Under the direction of world-renown experts, the USANA L*E*A*N Program utilizes the latest discoveries in biochemistry, psychology, and exercise science.

     The complete USANA L*E*A*N Program comes in a custom gym bag complete with a program guide; an exercise guide and videos; a motivational audio cassette series; a recipe book; calipers to accurately measure body fat; USANA L*E*A*N Nutrimeal; and the USANA L*E*A*N Formula - a unique, multiple-acting, fat-loss formula.

Sales Aids

     The Company provides a number of materials to assist distributors in building their businesses and selling the Company's products.

     Resource materials include advertising information; product brochures; information about the Company and the Cellular Compensation Plan; audio and video tapes introducing the Company, explaining the products, providing distributor training, and describing the business opportunity; and business forms to aid in taking orders and otherwise developing their businesses. No compensation is paid to distributors on purchases of sales aids.

     From time to time, the Company contracts with authors and publishers to provide books, tapes and pamphlets dealing with health issues. The Company also develops and designs product brochures and business forms, which are printed by outside printers. The Company also scripts and develops materials for audio and video tapes, which are produced by third parties.

Customers

     Substantially all of the Company's sales are made through independent distributors. No single distributor accounted for 10% or more of the gross revenues in 1996, 1995 or 1994. Distributors submit signed application and agreement forms to the Company, which the distributors agree to follow. Distributors are independent contractors and are not agents, employees, or legal representatives of USANA. Distributors may sell products anywhere the sale of products has been approved by the Company.

Competition

     USANA competes with many other companies in the business of manufacturing and distributing natural nutritional products. There is considerable competition in this industry. The market is highly sensitive to the introduction of new products and name recognition. The Company's ability to remain competitive depends in part on its ability to successfully introduce new products. Many of the Company's competitors are larger, more established than the Company and possess larger financial and other resources than the Company. Moreover, many of the Company's competitors have better-established retail systems and are not dependent on the network distribution system on which the Company relies. The Company's ability to remain competitive also depends, in significant part, on its ability to recruit and retain distributors. The Company competes for time, attention and commitment of its independent sales force. Although the Company believes its products are superior and that its Cellular Compensation Plan offers an attractive opportunity for distributors, there can be no assurance it can continue to compete effectively. The Company is also subject to significant competition from other direct marketing organizations for the recruiting of distributors. The Company is not aware of any data that would indicate how much of the market is controlled by the Company or any of its competitors. The Company believes its principal competitors include Body Wise, Enrich International, Interior Design Nutritionals (NuSkin), Melaleuca, Nature's Sunshine, Nutrition for Life, Reliv International, and Rexall Showcase.

Proprietary Rights

     The Company uses registered trademarks in its business, particularly relating to its corporate and product names. The Company believes proprietary rights have been and will continue to be important in enabling the Company to compete in its industry. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

Environment

     The Company presently is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under such laws to liability for environmental conditions that materially could affect the Company's operations.

Employees

     As of January 31, 1997, the Company had a total of 317 employees, compared with 135 at March 31, 1996 and 49 at March 31, 1995. Of these, 303 are full-time employees. Eighty-six are engaged in the manufacturing, packaging, and distribution of the Company's products; 25 are engaged in laboratory research and quality assurance support; 145 are engaged in customer service; and 61 are involved in accounting, management information systems, and general management.

Item 2.     Description of Properties

     USANA's manufacturing, warehousing, administrative, and research functions occupy a newly constructed 98,000 square foot structure on 16 acres in Salt Lake, Utah. This structure replaced approximately 35,000 square feet of leased space previously occupied by the Company at 4500 South Main Street in Salt Lake City, which the Company had outgrown.

     The Company moved into its new facilities between June and August of 1996. The new facility project cost approximately $1.8 million for the land, $300,000 for land improvements, and $5.0 million for the building. The Company financed the construction of the building using internally-generated funds, and an open line of credit for up to $2.5 million, bearing interest at LIBOR rate plus 2.25% or prime at the Company's option, secured by accounts receivable, inventory and equipment. As of December 28, 1996, the Company had an outstanding balance of $1.5 million on the line of credit.

     The new headquarters building occupies approximately half of the 16-acre lot owned by the Company. The remaining space is being reserved for future expansion. Of the 98,000 square feet presently occupied by the Company, approximately 28,000 square feet are used for manufacturing, packaging and distribution; 26,000 square feet are used for warehouse space; and the remaining 44,000 square are occupied by administrative personnel, distributor services, research and development, and two scientific laboratories.

     The Company believes that its new facility and the remaining unimproved property at this site will prove to be adequate for anticipated growth. The building is approximately 80% utilized (relating to floor space), and production capacity is approximately 62% utilized, given two eight-hour shifts
per day.   The Company maintains general commercial/casualty insurance on its properties, which it deems to be adequate for its present needs.

Item 3.     Legal Proceedings

     On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360. The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. On June 4, 1996, USANA filed a Motion to Dismiss INC's action for lack of subject matter jurisdiction, for failure to state a claim upon which relief can be granted, for lack of standing, and failure to join an indispensable party. As of February 11, 1997, the Court had not yet ruled on that motion. Having conducted a thorough investigation of the patent and the allegations made in the complaint, USANA believes, based on advice from legal counsel, that its manufacture and sale of the Proflavanol product does not infringe any valid claim of the asserted patent.

     On April 17, 1996 an unidentified party filed a request with the United States Patent and Trademark Office (PTO) to reexamine the validity of the patent which is the basis for INC's claims now being asserted against USANA and the other defendants. On June 27, 1996 the PTO granted that request, and stated that a substantial new question of patentability had been raised. On January 13, 1997, the Patent Examiner responsible for the reexamination issued a preliminary written Office Action rejecting the validity of each of the claims of the patent based on a number of grounds. INC will have an opportunity to formally respond to those rejections, and thus a final determination as to the validity of the patent has not yet been officially determined by the PTO. However, if the PTO's rejection of the patent stands, INC would be precluded from proceeding with its lawsuit against USANA. If the pending motions fail or if INC successfully overcomes the actions of the examiner, USANA intends to vigorously defend its right to continue providing its Proflavanol product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

Item 4.     Submission of Matters to a Vote of Security Holders

     At its Annual Meeting of Shareholders on October 24, 1996, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

     (1)     Election of directors;

     (2) Ratification of an amendment to the Directors' 1995 Stock Option Plan and the Long Term Incentive to increase the number of shares available to be issued pursuant to grants and awards made under each plan to 600,000 and 1,400,000 shares, respectively; and

     (3) Approval of the Board of Directors' selection of Grant Thornton LLP, as the Company's independent certified public accountants.

     A total of 5,475,447 shares (approximately 86%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

     1.     For the directors as follows:

Name                            # Shares For      # Shares Against      No. Shares Abstaining/Withheld
-----------------------         ------------      ----------------      ------------------------------
Dr. Myron Wentz                 5,465,487                   0                    125/0
David Wentz                     5,465,487                   0                    125/0
Ronald S. Poelman               5,465,487                   0                    125/0
Dr. Suzanne Winters             5,465,487                   0                    125/0
Robert Anciaux                  5,465,487                   0                    125/0


     2.     For the ratification of the plan amendments as follows:

                               # Shares For       # Shares Against      No. Shares Abstaining
                               ------------       ----------------      ---------------------
                                4,381,641              111,615               13,519

     3. For the ratification of Grant Thornton LLP as independent certified accountants of the Company as follows:

                               # Shares For       # Shares Against      No. Shares Abstaining
                               ------------       ----------------      ---------------------
                                  5,448,922              6,200               11,365

Broker non-votes were counted as abstentions on matters 2 and 3 above.


                                  PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

Market Information

     From the effective date of its spin-off until July 24, 1996, the common stock of the Company traded on the over-the-counter market (symbol "USNA") and was quoted on the National Association of Securities Dealers Electronic Bulletin Board. On July 25, 1996, the Company's shares were approved for inclusion on the NASDAQ Stock Market National Market System ("NMS"). The following table shows the range of high and low bid information for the Company's common stock as quoted on the NASDAQ NMS for the third and fourth quarters of fiscal 1996 and the Electronic Bulletin Board for the first and second quarters of 1996 and all of 1995. The quotations reflect inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                       Fiscal 1996 Bid Prices

                         High          Low
                       --------      --------
1st Quarter            $12.000       $ 8.750
2nd Quarter             31.250        11.125
3rd Quarter             29.250        18.750
4th Quarter             25.500        16.250

                      Fiscal 1995 Bid Prices

                        High           Low
                       -------       --------
1st Quarter            $ 5.250       $ 0.875
2nd Quarter              5.125         3.000
3rd Quarter             12.000         3.875
4th Quarter             12.500         8.500

Shareholders. The approximate number of record holders as of March 17, 1996 of the Company's common stock, no par value, was 318. This total does not include the number of beneficial owners of common stock held in "nominee" or "street" name, as to which number the Company has not attempted to speculate.

Dividends. The Company has not paid cash dividends on its common stock since inception. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business. The Company does not anticipate paying dividends in the near future.

Item 6.     Management's Discussion and Analysis or Plan of Operation [1]

Results of Operations

Year Ended December 28, 1996 Compared to Year Ended December 31, 1995

    [NOTE: In 1996, the Company adopted a 52/53 week fiscal year. Commencing with fiscal year 1996, the fiscal year end of the Company was changed from December 31 of each year to the last Saturday closest to December 31. The fiscal year end for 1996 was, therefore, changed from December 31 to December 28, 1996. Fiscal year 1997 commenced on December 29, 1996 and will end Saturday, December 27, 1997.]

     Net sales for the year ended December 28, 1996 were $56,700,122, an increase of $32,158,816 or approximately 131% over total sales of $24,541,306 for the year ended December 31, 1995. Management believes the increase in sales for the period is attributable to the growth in the

Company's independent distributor base in the United States and Canada. By the end of 1996, the Company had approximately 92,000 distributors of its products in all 50 states of the U.S. and Canada. In addition to the expanded distributor base, an increase in net sales can be attributed to the continued successful implementation and expansion of the Company's network marketing program and introduction of new product lines.

     Net earnings for fiscal 1996 were $5,035,298 ($.80 per share) compared to net earnings during fiscal 1995 of $2,305,248 ($.41 per share). Net earnings for this period increased significantly because of the substantial increase in sales and increased efficiency from larger batch sizes.

     Cost of sales as a percentage of net sales decreased to 20.5 % of net sales in 1996, compared to 23.0% of net sales in 1995. This decrease in cost of sales as a percentage of net sales was due primarily to sales mix and increased efficiency of operations resulting substantially from larger batch sizes made possible by the significant increase in sales.

     Distributor incentives of $25,890,347 (45.7% of net sales) in 1996 represented an increase of $15,090,017 over the $10,800,330 (44.0% of net sales) paid in 1995. The increase in the amount of incentives paid was substantially a function of increased sales and the addition of a significant number of distributors. There were approximately 92,000 distributors at December 28, 1996, compared to approximately 50,000 at the end of fiscal
1995. The increase in distributor incentives as a percentage of net sales was due in part to the maturation of the network marketing distribution system and also due to changes in sales mix, increasing the proportion of commissionable products. Distributors are paid incentives based on volume of sales generated by their independently owned distribution network, as provided by the Company's distribution plan. Incentives are paid to distributors on a weekly basis.

     Selling, general and administrative ("SG&A") expense for fiscal 1996 of $10,515,205 (18.5% of net sales) increased $6,269,663 or 147.7% over fiscal
1995's expenditures of $4,245,542 (17.3% of net sales). The increased cost was primarily a result of the need for more support services and facilities to accommodate the growth in sales volume and the increased number of independent distributors; the required increase was exacerbated by difficulties in the conversion of the customer service computer system.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales for the year ended December 31, 1995 were $24,541,306, an increase of $17,224,315 or approximately 235% over total sales of $7,316,991 for the year ended December 31, 1994. The increase in net sales was due primarily to the continued successful implementation and expansion of the Company's network marketing program. By the end of 1995, the Company had approximately 50,000 distributors of its products in all 50 states of the U.S. and in Canada.

     Net earnings for 1995 were $2,305,248 ($0.41 per share) compared to net earnings during 1994 of $325,339 ($0.06 per share). This change resulted primarily from a substantial increase in sales that, in turn, resulted in additional revenues and increased efficiency from larger batch sizes.

     Cost of sales as a percentage of net sales decreased to 23.2% of net sales in 1995, compared to 30.6% of net sales in 1994. This decrease in cost of sales as a percentage of net sales was due primarily to continued improvements in manufacturing efficiencies and to change in sales mix.

     Distributor incentives of $10,800,330 (44.0% of net sales) in 1995 represented an increase of $7,734,506 over the $3,065,824 (41.9% of net sales) paid in 1994. The increase in the amount of incentives paid was substantially a function of increased sales and the addition of a significant number of distributors. There were approximately 50,000 distributors at December 31, 1995, compared to approximately 20,000 at the end of fiscal 1994. The increase in distributor incentives as a percentage of net sales was also due in part to the maturation of the network marketing distribution system.

     SG&A expense for 1995 of $4,245,542 (17.0% of net sales) increased $2,681,167 or 171% over 1994's expenditures of $1,564,375 (21.0% of net sales). The increased cost was due to increased sales and the increased number of distributors which increased expenses incurred to service distributors. The improvement of SG & A expenses as a percent of net sales was due largely to economies of scale, partially offset by the effects of rapid growth.

Liquidity and Capital Resources

     During 1996, in order to support strategic, long-term growth, the Company employed much of its working capital in fixed assets. A new office, manufacturing and warehouse facility of 98,000 square feet was completed during the first quarter of 1997. Upon completion of the building, the Company's working capital can be expected to improve quarter to quarter. Working capital decreased to $457,277 at December 28, 1996, representing a 74.5% decrease from working capital of $1,794,564 at December 31, 1995. Cash totaling $3,834,604 was used to purchase the land and fund the construction of the Company's new headquarters building in 1996. Other capital expenditures during 1996 required the outlay of an additional $3,966,302 of cash. These expenditures included laboratory and production equipment, furniture and fixtures, and automotive equipment.

     At December 28, 1996, the Company's current ratio was 1.05 to 1, compared to a current ratio of 1.50 to 1 at December 31, 1995. The reduction in the current ratio was due primarily to the amounts paid for the Company's new headquarters as well as additional capital expenditures on laboratory and production equipment, furniture and fixtures, and automotive equipment.

     On February 5, 1997, the Company's available line of credit was increased from $2,500,000 to $3,500,000. The Company believes that its current cash balances, the available line of credit, and cash provided by operations will be sufficient to cover its needs for the next 12 months.

Certain Factors That May Affect Operating Results

     When used in this report, the terms "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that may cause results to differ from expectations include the following:

     Reliance Upon Independent Distributor Network. The Company's products are distributed exclusively through an extensive network marketing system of independent distributors. These distributors are independent contractors who purchase products directly from the Company for their own use or for resale at retail prices. Distributors typically work at the distribution of the Company's products on a part-time basis and may engage in other business
activities.   The Company has a large number of distributors and a relatively small corporate staff to implement its marketing programs and provide motivational support. The Company's continued growth and success depends to a significant degree on its ability to retain and motivate its distributors and to attract new distributors by continuing to offer new products of superior quality and new marketing programs.

     Distributor agreements with the Company may be voluntarily terminated by distributors at any time. There is typically significant turnover in
distributors from year to year.   Because the Company's revenue is directly
dependent upon the efforts of non-employee, independent distributors and future growth in sales volume will depend in large part upon an increase in the number of new distributors and/or improved productivity of the Company's distributors, turnovers, decreases in the size of the distributor force, seasonal or other decreases in purchase volume, costs associated with training new distributors and other expenses associated with these problems, may combine to reduce the revenues and profitability of the Company.

     Government Scrutiny of Network Marketing Practices. Network marketing systems such as the Company's are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than "investment" in the sponsoring company. In the U.S., these laws and regulations include the federal securities laws, regulations and statutes administered by the Federal Trade Commission ("FTC") and various state anti-pyramid and business opportunity laws. Similar laws may also govern the Company's activities in foreign countries. Although the Company believes that it is in compliance with all such laws and regulations, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system could be found not to be in compliance with applicable laws or regulations. Failure by the Company to comply with these laws and regulations could have an adverse material effect on the Company or a distributor in a particular market or in general.

     Distributors' Actions. The Company's distributors are required to sign the Company's Distributor Application and Agreement which requires them to abide by the USANA Policies and Procedures. Although these Policies and Procedures prohibit distributors from making certain claims regarding the products or income potential from the distribution of those products, nonetheless, in certain instances distributors may from time to time create promotional materials which do not accurately describe the Company's marketing program or may make statements regarding potential earnings, product claims or other matters not in accordance with the Company's policies or contrary to applicable laws and regulations concerning these matters. Although the Company has not been sued by regulatory authorities, legal actions against distributors or others affiliated with the Company could lead to increased regulatory scrutiny of the Company and its network marketing system. In order to assure itself that its Policies and Procedures and the practices of its independent distributors conform to law and fairly protect the interests of consumers, the Company attempts to carefully monitor against misrepresentations by distributors. There can be no assurance that the Company will be able to completely accomplish this objective. In addition, distributors could make predictive statements about the Company's operations or other unauthorized remarks regarding USANA which the Company may be unable to control. Publicity resulting from such activities of distributors can also make it more difficult for the Company to sponsor and retain distributors or may adversely affect the Company's ability to expand into new markets or in other ways.

     Government Regulation-Products and Manufacturing.   The manufacturing,
processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the countries, states and other localities in which the Company's products are sold. In October 1994 the "Dietary Supplement Health and Education Act of 1994" was enacted. The DSHEA defines dietary supplements (which include vitamins, minerals, nutritional supplements and herbs) and provides a regulatory framework to ensure safe, quality dietary supplements, and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the DSHEA and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. The DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, the DSHEA authorizes the FDA to promulgate current Good Manufacturing Practices ("GMP") specific to the manufacture of dietary supplements to be modeled after food GMPs. The Company currently manufactures its dietary supplement products pursuant to food GMP's.

     The Company cannot determine what effect currently proposed FDA regulations or changed or amended regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on the Company.

     Product Liability. As a manufacturer and distributor, the Company could become exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate.

     Competition. The business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and for distributors. The Company competes directly with other entities that manufacture, market and distribute nutritional and personal care products in each of its product lines. The Company competes with these entities by emphasizing the value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market.
As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products. The Company is also subject to significant competition from other marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

     Expansion Into Foreign Markets. The Company has announced its intentions to expand into markets outside North America. However, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. In addition to significant regulatory barriers, the Company may also expect problems related to entering new markets with different cultural bases and legal systems from those encountered elsewhere. Expansion of the Company's operations into new markets may require substantial working capital and capital requirements associated with regulatory compliance. There can be no assurance that the Company will be able to obtain necessary permits and approvals or that it will have sufficient capital to finance its expansion efforts in a timely manner.

     Risks Associated With Rapid Growth. Since commencing operations after the spin-off from Gull in 1992, the Company has experienced rapid growth. The management challenges imposed by, and encountered by the Company as a result of this growth include significant growth in the number of employees and distributors, needed expansion of facilities and acquisition of capital equipment and information systems to accommodate growth and additions and modifications to the Company's product lines, and expansion into new markets. To effectively manage these and other changes resulting from rapid growth, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, information and management systems. If the Company is unable to manage growth effectively or to hire or retain qualified personnel, its business and results of operations may be adversely affected. Moreover, the capital expenditures and personnel expenses associated with such growth may adversely affect the Company's results of operations.

     Risks Associated with Material Supplies. The Company has short term contracts with some suppliers of raw material used in its products. Normally, materials used in manufacturing the Company's products are purchased on account or by purchase order. The Company has very few long term agreements for the supply of such materials. There is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company.
For example, in the fourth quarter of 1996, the Company experienced difficulty in obtaining sufficient quantities of Vitamin E Succinate Powder, an ingredient required for the manufacture of several of its products. It is expected that the supplier's shortage will continue during 1997. As a consequence, the Company has been required to alter its product or to substitute a different product from another source. This and similar future product or ingredient shortages may adversely affect the Company's results of operations.

     Control by Principal Shareholder. Gull Holdings, Ltd., an Isle of Man limited company wholly-owned by Dr. Wentz, is the beneficial owner of approximately 63% of the issued and outstanding shares of common stock of the Company. There are no cumulative voting rights under the Company's Articles of Incorporation and, therefore, this shareholder possesses the ability to elect all of the directors of the Company, to increase its authorized capital, to dissolve or merge the Company or to sell its assets and generally to exert substantial control over the business and operations of the Company.

    Reliance on Personnel. The Company's success depends to a significant extent upon certain members of senior management, including Dr. Wentz, Jeb McCandless, Dallin Larsen, Gilbert Fuller, Mark Peterson and David Wentz. The Company does not maintain key man life insurance policies on any of these persons and there can be no assurance that such policies will be obtained in the future or that if obtained they can adequately compensate the Company for the loss of such individuals. The Company has no employment contracts with any of these persons. The loss of any senior manager or other key employee could have an adverse effect upon the Company's business, financial condition and operating results.

     Effect of Exchange Rate Fluctuations.   The Company has a Canadian
subsidiary and has commenced efforts to expand its marketing organization into other foreign countries. As a result, exchange rate fluctuations may have a
significant effect on its sales and the Company's gross margins.   Further, if
exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries.

     Anti-Takeover Protection. The Utah Control Shares Act (the "Control Shares Act") provides that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Utah corporation is denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights. The provisions of the Control Shares Act may discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of the Company's shareholders.

Item 7.     Financial Statements

     Financial statements, with the reports of the Company's auditors, follow immediately and are listed in Item 13 of Part III of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In July 1995, the Company changed its accountants from Tanner & Co. to Grant Thornton LLP. This change was approved by the Board of Directors of the Company.

     The report of Tanner & Co., on the Company's financial statements as of December 31, 1994, and the two years then ended did not contain an adverse opinion, or a disclaimer of opinion, nor was its report qualified or modified as to uncertainty, audit scope, or accounting principles. During the engagement of Tanner & Co., there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with disagreements, if not resolved to the satisfaction of Tanner & Co., would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     The Company was not advised by Tanner & Co. that internal controls necessary for the Company to develop reliable financial statements did not exist nor that information came to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management. The Company was not advised by Tanner & Co. of the need to expand significantly the scope of the Company's audit, nor was the Company advised that any information came to the attention of Tanner & Co. that on further investigation may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report, or
(ii) cause Tanner & Co. to be unwilling to rely on management's representations or be associated with the Company's financial statements. The Company provided its former auditors, Tanner & Co. with a copy of the foregoing disclosures. The Company has filed a concurrence of the former auditors with the foregoing statements as an exhibit to its reports filed with the Securities and Exchange Commission.

     The Company did not consult Grant Thornton LLP prior to its appointment regarding the application of accounting principles to a specific completed transaction, the type of audit opinion, or other accounting advice that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.

                               PART III

Item 9.     Directors, Executive Officers, Promoters, and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information concerning the executive officers and directors of the Company as of December 28, 1996:

Name                            Age               Position
--------------------          -------      -----------------------
Dr. Myron Wentz                 56         Chairman of the Board, President
David A. Wentz                  26         Vice President, Strategic
                                             Development, Director
Dallin Larsen                   37         Vice President, Sales
John ("Jeb") McCandless, IV     48         Vice President, Operations
Gilbert A. Fuller               55         Vice President, Finance
Mark Petersen                   46         Vice President, International
                                             Development
Dr. Suzanne Winters             42         Director
Ronald S. Poelman               43         Director
Robert Anciaux                  51         Director

     All directors of the Company hold office until the next annual meeting of the stockholders of the Company and until their successors have been elected and qualified. The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Dr. Myron Wentz has been the President and Chairman of the Board of Directors of the Company since its inception. From 1969 to 1973, Dr. Wentz served as Director of Microbiology for Methodist Medical Center, Proctor Community Hospital, and Pekin Memorial Hospital, all in Peoria, Illinois. Dr. Wentz received a Ph.D. in Microbiology and Immunology from the University of Utah, an M.S. in Microbiology from the University of North Dakota, and a B.S. in Biology from North Central College, Naperville, Illinois. Dr. Wentz founded Gull, the former parent of USANA, in 1973, and retains the position of Chairman of the Board of that company. Gull develops, manufactures and sells medical diagnostic test kits and related products.

     David A. Wentz received a B.S. degree in Bioengineering from the University of California, San Diego in 1993. Mr. Wentz served with the Company first on a part-time basis and then was employed by the Company full time in 1994. He has served as a director of the Company since its spin-off from Gull in 1993. From 1994 until 1995, he served as Vice President and Executive Vice President of the Company. David A. Wentz is the son of Dr. Myron Wentz.

     John ("Jeb") McCandless, IV was employed as the Director of Scientific Operations of the Company in October, 1995. Before joining the Company, he was a consultant with Apogee Strategic Services, of Sandy, Utah from January 1994. From September 1987 to December 1993, Mr. McCandless was the President of Utah Biomedical Test Laboratory, located in Salt Lake City, Utah, where he supervised that company's business of contract research and scientific testing. He also served in Managerial positions in toxicology at both Atlantic Richfield Company in Los Angeles and at Biodynamics, Inc. in New Jersey. Mr. McCandless received a B.A. degree in Zoology from the University of California, Santa Barbara, an M.S. in Pathology from the University of Utah, and M.A. and M.B.A. degrees from Claremont Graduate School in California.

     Gilbert A. Fuller has served as the Vice President of Finance of the Company since June 1996. Prior to joining the Company, Mr. Fuller was the Executive Vice President of Winder Dairy, Inc., a regional commercial dairy operation located in Utah. From May 1991 through October 1993, Mr. Fuller was Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and network marketing distributor of personal care products located in Idaho. From July 1984 through January 1991, Mr. Fuller was the Vice President and Treasurer of Norton Company of Worcester, Massachusetts, a multi-national manufacturer of ceramics and abrasives. Mr. Fuller is a Certified Public Accountant and holds a B.S. degree in Accounting and a M.B.A. degree from the University of Utah.

     Mark Petersen was promoted to the position of Vice President of International Development in October 1996. He has worked with Carlson Financial Services in Denver, Colorado, NuSkin International, Inc., Provo, Utah and most recently as International Vice President of Franklin Quest, Co., Salt Lake City, Utah. At NuSkin and Franklin Quest, Mr. Petersen was involved with creating, building and managing corporate operations in Asia, Europe, Canada, Latin America and the South Pacific. Mr. Petersen holds a B.A. degree from the University of Colorado and a J.D. degree from Brigham Young University.

     Dallin Larsen is the Company's Vice President of Sales. He has been employed by the Company since January 1993. He has been actively involved in network marketing since 1989 and, for seven years, served as president of a corporation that owned weight-loss clinics in several states. Mr. Larsen graduated from Brigham Young University with a B.S. degree in Finance in 1986.

     Dr. Suzanne Winters, Ph.D. joined the Board of Directors in July, 1996. Dr. Winters has been the State Science Advisor for the State of Utah since 1993. In that capacity, Dr. Winters advises the Governor and the State Legislature on matters related to science and technology and their applications to government, industry and public issues. From 1990 to 1993, Dr. Winters was the President of MC2 - Membranes and Coatings Consultants, Inc., a Salt Lake City, Utah-based business providing management services with respect to research and development for implantable, continuous, self-calibrating blood gas, pH, and electrolyte sensors and intravenous bubble oxygenators, and other technology-related management services. Dr. Winters received a doctorate degree in Pharmaceutics from the University of Utah in 1986.

     Ronald S. Poelman has been a member of the Company's Board of Directors since 1995. He currently is a partner in the Salt Lake City, Utah law firm of Jones, Waldo, Holbrook & McDonough, where he is head of the Corporate Finance Group. Prior to joining Jones, Waldo, Holbrook & McDonough in 1993, Mr. Poelman was a shareholder at the Salt Lake City law firm of Parsons, Behle & Latimer from 1989 to 1992. His specialty is corporate and securities law.
Mr. Poelman received a B.A. in English from Brigham Young University and a J.D. from the University of California, Berkeley.

     Robert Anciaux is a resident of Brussels, Belgium. Mr. Anciaux was appointed to the Board in July, 1996. Since 1982, Mr. Anciaux has been self-employed as a venture capitalist in Europe, investing in various commercial, industrial and real estate venture companies in Belgium and abroad. Mr. Anciaux has been involved for a number of years as a shareholder of various companies that manage institutional or private investment funds. In some of these privately-held companies, Mr. Anciaux has also served as a director.

     In addition to the directors and executive officers identified above, the following individuals are significant employees who supervise or oversee research and development and marketing of products.

     Dr. Timothy Wood is Director of Research and Development for USANA. In this position, he coordinates the Company's activities in product development and technical product support. Dr. Wood holds a Ph.D. in Biology from Yale University and an MBA in Technology Management from the Gore School of Business at Westminster College.

     Dr. John McDonald is Senior Scientist at the Company and is responsible for new product formulation, research and provides expert advise to technical services. He has been with the Company since its inception as a Gull division in 1990. Dr. McDonald holds a Ph.D. from the University of Utah in Experimental Biology, and received his training from the Department of Pathology at the University of Utah Medical School.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are also required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

     Based solely upon a review of the forms and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 28, 1996, and with respect to such year, as well as certain representations of the officers and directors specified by such rule, the Company believes that all reports required to be filed pursuant to Section 16(a) were timely filed during the fiscal year ended December 28, 1996.

Item 10.     Executive Compensation

     The Company's president, Dr. Myron Wentz, has served in that position since 1992. Dr. Wentz receives no salary or other compensation for his services to the Company. In 1993, Dr. Wentz did receive a bonus payment of $16,733. The following table summarizes the compensation of the Chief Executive Officer during 1996 and all executive officers of the Company who earned $100,000 or more during the last fiscal year of the Company and the amounts earned during the past three fiscal years:

                                     Summary Compensation Table

                               Annual Compensation

                                                   Other           Long-term
Name                                               Annual          Compensation        All other
and                                                Compensa-       Awards of           Compensa-
Principal                     Salary     Bonus     tion            Stock Options       tion
Position             Year     ($)        ($)       ($)             (#)                 ($)
-----------------    -----    --------   --------  ------------    --------------      ----------
Dr. Myron Wentz
CEO/President        1994            0          0            0           0                       0
                     1995            0          0            0           0                       0
                     1996            0          0            0           0                       0

Dallin Larsen
Vice President       1994       89,113        200            0           0                   1,625[3]
Sales                1995      131,834      9,849        5,354[1]  140,000[2]                3,125[3]
                     1996      134,615      8,678        6,757[1]        0                   3,125[3]

----------------

     [1] Represents the approximate value of the employee's use of a Company-owned car.

     [2] Shares subject to issuance upon exercise of options granted under a compensation plan.

     [3]   Represents the Company's matching contribution to employee's
           401(k) plan.


Stock Option Grants in Fiscal 1996

     The Company did not grant any stock options or stock appreciation rights ("SARs") to the above named executive officers in fiscal 1996.

           Aggregated Option Exercises in Fiscal Year 1996 and Fiscal Year-End Option Values

(a)                      (b)          (c)           (d)                          (e)
                                                    Number of Securities         Value of   Unexercised
                                                    Underlying                   Unexercised In-the-Money
                                                    Options At                   Options At
                         Shares        Value        December 28, 1996            December 28, 1996
                         Acquired on   Realized     (#)                          ($)
Name                     Exercise (#)  ($)          Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------   ------------  ---------    -------------------------    -------------------------
Dr. Myron Wentz                   0           0               0/0                        0/0
Dallin Larsen                20,000     459,000               0/120,000                  0/1,778,400[1]

--------------

     (1) The aggregate dollar value of the in-the-money unexercised options held at December 28, 1996 is calculated as the difference between the fair market value of the securities underlying such options at December 28, 1996 ($17.87 per share) and the exercise price of $3.05 per share.

Compensation Plans

     At the Annual Meeting of shareholders in 1995, the Company's shareholders approved the Company's 1995 Long-Term Stock Investment and Incentive Plan (the "Incentive Plan") and the Director's Stock Option Plan.

1995 Long-Term Stock Investment and Incentive Plan

     The Company's 1995 Long-Term Stock Investment and Incentive Plan (the "Plan") provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees (but not Directors who also serve as members of the committee that administers the
Plan) who have important relationships with the Company or its subsidiaries. 1,400,000 shares are available for issuance pursuant to awards granted under the Plan.

     Stock Option Grants   The Plan Committee may grant Incentive Stock
Options ("ISOs") and Non-Statutory Stock Options ("NSOs") under the Plan. With respect to each option grant, the Plan Committee will determine the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

     Stock Appreciation Rights ("SARs") may be granted under the Plan. Each SAR entitles the holder, upon exercise, to receive from the Company an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the SAR relates), multiplied by the number of shares covered by the SAR, may be made in Common Stock, in cash, or in any combination of Common Stock and cash. No SARs have been granted under the Plan.

     Restricted Stock The Plan Committee may issue shares of Common Stock under the Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock the number of shares reserved for issuance under the Plan will be reduced by the number of shares issued. No restricted shares have been granted under the Plan.

     Cash Bonus Rights. The Plan Committee may grant cash bonus rights under the Plan in connection with (i) options granted or previously granted, (ii) SARs granted or previously granted, (iii) stock bonuses awarded or previously awarded or previously awarded and (iv) shares issued under the Plan. No bonus rights have been granted under the Plan.

     Changes in Capital Structure. The Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transactions, appropriate adjustment will be made by the Plan Committee in the number and kind of shares available for grants under the Plan. In addition, the Plan Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable. In the event of a merger, consolidation or other fundamental corporate transformation, the Board may, in its sole discretion, permit outstanding options to remain in effect in accordance with their terms; to be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or to be exercised, to the extent then exercisable, during a period prior to the consummation of the transaction established by the Plan Committee or as may otherwise be provided in the Plan.

     During the fiscal year ended December 28, 1996, the Company granted options to employees under the plan for the purchase of a total of 496,000 shares of stock. As of the end of fiscal 1996, there were options outstanding under this plan for the purchase of an aggregate of 832,500 shares of stock.

Remuneration of Directors

Directors' Stock Option Plan

     The Directors' Stock Option Plan (the "Director Plan") provides for the award of options to purchase Common Stock to directors of the Company to attract, reward, and retain the best available personnel to serve as directors and to provide added incentive to such persons by increasing their ownership interest in the Company.

     Administration The Director Plan is administered by a committee of Directors of the Company (the "Committee"). Subject to the requirements of the Director Plan, the Committee has the authority to, among other things, interpret the Director Plan and prescribe, amend, and rescind rules and regulations relating thereto, and make all determinations deemed necessary or advisable to administer the Director Plan. The Committee presently is comprised of Dr. Wentz and David Wentz. No Director may vote on any action by the Board with respect to any matter relating to an award held by such Director. The Director Plan is intended to comply with and is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Eligibility Options may be awarded under the Director Plan only to directors of the Company.

     Shares Available The total number of shares of Common Stock that may be issued pursuant to options under the Director Plan may not exceed 600,000 shares. If any option awarded under the Director Plan is forfeited or not exercised, the shares that would have been issued upon the exercise of such option will again be available for purposes of the Director Plan.

     Term Unless earlier suspended or terminated by the Board, the Director Plan will continue in effect until the earlier of : ( i) ten years from the date on which it is adopted by the Board, and (ii) the date on which all shares available for issuance under the Director Plan have been issued.

     Initial Award Persons who become or became directors after the Effective Date of the Director Plan will receive an option to purchase 62,500 shares of Common Stock (the "Initial Award") upon such person's first election or appointment to the Board. A director may decline the award at his or her sole discretion.

     Vesting and Forfeiture. Options granted pursuant to an Initial Award vest at the rate of 12,500 shares per year over 5 years, beginning on the first anniversary after the date of the Initial Award. If a director is unable to continue his or her service as a director as a result of disability or death, unvested shares of such director immediately become vested as of the date of disability or death. In the event of a merger, consolidation or plan of exchange to which the Company is a party and in which the Company is not the survivor, or a sale of all or substantially all of the Company's assets, any unvested options will vest automatically upon the closing of such transaction.

     Status Before Exercise. The holder of an option will not be a shareholder of record with respect to any shares associated with an option until the exercise of such option. No director may transfer any option except by will or the laws of succession.

     During the fiscal year ended December 28, 1996, the Company's directors were not paid for attendance at director's meetings or otherwise compensated for their services as directors, except for the stock option grants described above under the Directors' Stock Option Plan. The Company pays all expenses incurred by directors in connection with their attendance at or participation in board meetings or otherwise incurred in the scope of their duties. During 1996, options were granted under the plan to the new directors, Dr. Winters and Mr. Anciaux under the Initial Award as described above.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 16, 1997, the number of shares of the Company's common stock, no par value, of all persons known to the Company to be beneficial owners of more than five percent of the Company's voting securities and by the executive officers and directors of the Company individually and as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's common stock listed for such person in the table.

Name/Address of 5%                     Number of Shares              Percent of Class(1)
Beneficial Owner,
Director, Officer
------------------------------         ---------------------         ------------------
Dr. Myron Wentz, Director/CEO          3,957,116 [2]                 62.3%
3838 West Parkway Blvd.
Salt Lake City, Utah 84120

Gull Holdings, Ltd.                    3,957,116                     62.3
4 Finch Road
Douglas, Isle of Man

David Wentz, Director/VP                  18,500[3]                    *
3838 West Parkway Blvd.
Salt Lake City, Utah 84120

Ronald S. Poelman, Director               12,500[3]                    *
170 South Main Street, Suite 1500
Salt Lake City, Utah 84101

Dr. Suzanne Winters, Director                  0                       -
Office of Planning and Budget
116 State Capitol Building
Salt Lake City, Utah 84114

Robert Anciaux, Director                       0                       -
S.E.I.
Av Du Manoir 30
1410 Waterloo, Belgium

John ("Jeb") McCandless, IV/VP             20,000[3]                   *
3838 W. Parkway Blvd.
Salt Lake City, Utah 84120

Gilbert A. Fuller, VP                          0                       -
3838 W. Parkway Blvd.
Salt Lake City, Utah 84120

Dallin Larsen, Vice President             26,000[3]                    *
3838 West Parkway Blvd.
Salt Lake City, Utah 84120

Mark Petersen, VP                              0                       -
3838 W. Parkway Blvd.
Salt Lake City, Utah 84120

Officers and Directors
as a group (9 persons)                 4,034,116[3]                 63.5%
_________________________

     * Less than one percent. Officer and Director group total does not include duplicate entries.

     (1)  Percentages rounded to nearest one-tenth of one percent.

     (2) All shares held of record by Gull Holdings, Ltd. ("Holdings"), an Isle of Man company owned 100% by Dr. Wentz. Because of his control of Holdings, Dr. Wentz is deemed to be the beneficial owner of the shares owned of record by Holdings.

     (3) Includes shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this annual report.

Item 12.     Certain Relationships and Related Transactions

     In June 1995, Gull Holdings Ltd., an Isle of Man company ("Holdings") that is the Company's majority shareholder, agreed to arrange up to $2.5 million in financing to the Company to facilitate the purchase of real property and construction of the Company's new corporate headquarters and manufacturing facility. Pursuant to its agreement with the Company, Holdings agreed to provide direct funding and to secure a $3.0 million letter of credit to facilitate additional bank funding for the Company. In consideration for its capital contribution and assistance, Holdings was issued 952,381 shares of the Company's restricted common stock. Holdings assistance was required by the bank due to the Company's limited operating history. Holdings is owned by Dr. Wentz. The Company also paid a $45,000 fee associated with the letter of credit.

     On July 27, 1995, Dr. Wentz conveyed to the Company a condominium property located in Salt Lake City, Utah (the "Condominium") in exchange for 11,996 shares of the Company's restricted common stock valued at approximately $31,500. The Company believes that such value constituted the fair value of the Company's restricted stock at that time.

     In August 1995, the Company sold the Condominium to David Wentz for the purchase price of $101,500, which was, in the Company's belief, the fair market value of the Condominium.

     In 1994, the Company engaged in certain transactions with Dr. Wentz involving the transfer and exchange of certain leased and purchased transportation equipment owned by the Company and Dr. Wentz and the repayment of two short-term loans, which resulted in Dr. Wentz transferring cash of $147,000 to the Company. In a separate transaction, $160,000 was paid on a line of credit owned by Dr. Wentz, which has since been repaid.

Item 13.     Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  Documents filed as part of Form 10-KSB:

      (1)  Financial Statements (included in Part II, Item 7):

                  Report of Grant Thornton LLP, independent certified public accountants on the December 28, 1996 and December 31, 1995 financial statements

                  Report of Tanner & Company, independent certified public accountants on the December 31, 1994 financial statements

                  Consolidated financial statements:

                  Consolidated Balance Sheets as of December 28,
                    1996 and December 31, 1995

                  Consolidated Statements of Earnings for the years
                    ended December 28, 1996, December 31, 1995 and
                    1994

                  Consolidated Statements of Stockholders' Equity for
                    the years ended December 28, 1996, December 31, 1995
                    and 1994

                  Consolidated Statements of Cash Flows for the years
                    ended December 28, 1996, December 31, 1995 and 1994

                  Notes to Consolidated Financial Statements

       (2)  Regulation S-B Exhibits

            (3)(i) Articles of Incorporation of the Company, as amended, which are incorporated by reference from the Company's Registration Statement on Form 10 dated April 8, 1993

            (3)(ii) The Company's Bylaws which are incorporated by reference from the Company's Registration
                     Statement of Form 10 dated April 8, 1993

            (4) Description of the Company's common stock incorporated by reference from the Company's
                     Registration Statement (Item 11) on Form 10, dated April 8, 1993

            (10)     Material Contracts

                     Contract for purchase of real estate
                     (corporate headquarters), incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

                     Agreement with bank for construction financing, which is incorporated by reference from the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB

                     Securities Purchase Agreement between the Company and Gull Holdings, Ltd., which is incorporated by reference from the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB

           (21) List of the Company's subsidiaries, the states of incorporation of those subsidiaries and the names under which the subsidiaries do business, which is incorporated by reference from the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB

(b) Reports on Form 8-K: During the fourth quarter of fiscal year 1996, the Company filed one current report on Form 8-K, filed November 8, 1996. The purpose of that current report was to disclose a change in the fiscal year end of the Company.

                              SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              USANA, INC.


                              By: /s/ Dr. Myron Wentz
                                 ---------------------------------
                                 Dr. Myron Wentz, President and Chairman

                              Date:   March 27, 1997
                                    ------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    /s/ Dr. Myron Wentz                       March 27, 1997
------------------------------------          --------------
Dr. Myron Wentz, Chairman, President          Date
   (Principal Executive Officer)


    /s/ Gilbert A. Fuller                     March 28, 1997
------------------------------------          --------------
Gilbert A. Fuller, Vice President             Date
   Finance (Principal Financial Officer
   and Principal Accounting Officer)


    /s/ David Wentz                           March 27, 1997
------------------------------------          --------------
Dr. Myron Wentz, Chairman, President          Date
  (Principal Executive Officer)


    /s/ Ronald S. Poelman                     March 28, 1997
------------------------------------          --------------
Ronald S. Poelman, Director                   Date


    /s/ Dr. Suzanne Winters                   March 27, 1997
------------------------------------          --------------
Dr. Suzanne Winters, Director                 Date


------------------------------------          --------------
Robert Anciaux, Director                      Date

                          USANA, Inc. and Subsidiary
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          -----

  Report of Grant Thornton LLP, independent certified public accountants
    on the December 28, 1996 and December 31, 1995 financial statements     F-2

  Report of Tanner & Company, independent certified public accountants
    on the December 31, 1994 financial statements                           F-3

  Consolidated financial statements:

    Consolidated Balance Sheets as of December 28, 1996 and
      December 31, 1995                                                     F-4

    Consolidated Statements of Earnings for the years ended
      December 28, 1996, December 31, 1995 and 1994                         F-6

    Consolidated Statements of Stockholders' Equity for the years ended
      December 28, 1996, December 31, 1995 and 1994                         F-7

    Consolidated Statements of Cash Flows for the years ended
      December 28, 1996, December 31, 1995 and 1994                         F-8

    Notes to Consolidated Financial Statements                             F-10

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
USANA, Inc. and Subsidiary


We have audited the consolidated balance sheets of USANA, Inc. and Subsidiary (the Company) as of December 28, 1996 and December 31, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA, Inc. and Subsidiary as of December 28, 1996 and December 31, 1995 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                 /S/ GRANT THORNTON LLP
                                                 GRANT THORNTON LLP


Salt Lake City, Utah
February 21, 1997

                          USANA, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                                        December 28,       December 31,
                                                            1996               1995
                                                       --------------     --------------
CURRENT ASSETS
  Cash and cash equivalents                            $   1,130,487      $   2,976,406
  Accounts receivable, net of allowance for
     doubtful accounts of $0 in 1996,
     and $2,000 in 1995 (Note E)                              55,149             11,246
  Current maturities of notes receivable (Note D)             27,212               -
  Income tax receivable                                      405,503               -
  Inventories (Notes B and E)                              6,399,128          2,127,724
  Prepaid expenses and other assets                          661,359             75,365
  Deferred income taxes (Note H)                             361,000            170,000
                                                       --------------     --------------

      Total current assets                                 9,039,838          5,360,741


PROPERTY AND EQUIPMENT, AT COST
  (Notes C, E and I)                                      11,549,813          4,576,106


NOTES RECEIVABLE, LESS CURRENT MATURITIES
  (Note D)                                                    46,252               -


OTHER ASSETS                                                 442,937            236,756
                                                       --------------     --------------
                                                       $  21,078,840      $  10,173,603
                                                       ==============     ==============



           The accompanying notes are an integral part of these statements.

                          USANA, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        December 28,       December 31,
                                                            1996               1995
                                                       --------------     --------------
CURRENT LIABILITIES
  Accounts payable                                     $   4,709,028      $   1,210,205
  Line of credit (Note E)                                  1,500,000               -
  Other current liabilities (Note F)                       2,373,533          2,345,063
  Current maturities of long-term
    obligations (Note G)                                        -                10,909
                                                       --------------     --------------
      Total current liabilities                            8,582,561          3,566,177


LONG-TERM OBLIGATIONS, less current
  maturities (Note G)                                           -                 3,910

DEFERRED INCOME TAXES (Note H)                               129,000             49,000

COMMITMENTS AND CONTINGENCIES (Note J)                          -                  -

STOCKHOLDERS' EQUITY (Notes I and K)
  Common stock, no par value; authorized
     50,000,000 shares; issued and outstanding
     6,351,119 shares in 1996 and 6,280,119
     shares in 1995                                        6,768,844          6,004,917
  Cumulative foreign currency translation
     adjustment                                                9,786             (3,752)
  Retained earnings                                        5,588,649            553,351
                                                       --------------     --------------

      Total stockholders' equity                          12,367,279          6,554,516
                                                       --------------     --------------

                                                       $  21,078,840      $  10,173,603
                                                       ==============     ==============


        The accompanying notes are an integral part of these statements.

                        USANA, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                                  Year ended
                                             ---------------------------------------------------
                                             December 28,                 December 31,
                                                               ---------------------------------
                                                1996                1995               1994
                                            --------------     --------------     --------------
Net sales                                   $  56,700,122      $  24,541,306      $   7,316,991
Cost of sales                                  11,595,830          5,703,409          2,237,609
                                            --------------     --------------     --------------
   Gross profit                                45,104,292         18,837,897          5,079,382

Operating expenses
   Distributor incentives                      25,890,347         10,800,330          3,065,824
   Selling, general and administrative         10,515,205          4,245,542          1,564,375
   Research and development                       797,785            255,779             53,803
                                            --------------     --------------     --------------
     Earnings from operations                   7,900,955          3,536,246            395,380

Other income (expense)
   Interest income                                164,629            111,738              9,860
   Interest expense                                (6,915)            (2,231)            (1,513)
   Other, net                                      89,629             81,495            (52,388)
                                            --------------     --------------     --------------
     Earnings before income taxes               8,148,298          3,727,248            351,339

Income taxes (Note H)                           3,113,000          1,422,000             26,000
                                            --------------     --------------     --------------

     NET EARNINGS                           $   5,035,298      $   2,305,248      $     325,339
                                            ==============     ==============     ==============

Earnings per common and common
  equivalent share                          $        0.80      $        0.41      $        0.06
                                            ==============     ==============     ==============

Weighted average number of common
  and common equivalent shares
    outstanding                                 6,320,987          5,580,142          5,315,742
                                            ==============     ==============     ==============



         The accompanying notes are an integral part of these statements.

                          USANA, Inc. and Subsidiary

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Years ended December 28, 1996 and December 31, 1995 and 1994



                                                                         Cumulative
                                             Common Stock                  foreign           Retained
                                  ---------------------------------        currency          earnings
                                     Number of                           translation      (accumulated
                                      shares             Amount           adjustment         deficit)           Total
                                  --------------     --------------     -------------     --------------     --------------
Balance at
  January 1, 1994                     5,315,742      $   3,473,429       $      -         $  (2,077,236)     $   1,396,193

Net earnings for the year                  -                  -                 -               325,339            325,339
                                  --------------     --------------     -------------     --------------     --------------
Balance at
  December 31, 1994                   5,315,742          3,473,429              -            (1,751,897)         1,721,532

Shares issued for (Note I):
  Cash                                  952,381          2,500,000              -                  -             2,500,000
  Property                               11,996             31,488              -                  -                31,488

Foreign currency
  translation adjustment                   -                  -               (3,752)              -                (3,752)

Net earnings for the year                  -                  -                 -             2,305,248          2,305,248
                                  -------------      --------------     -------------     --------------     --------------
Balance at
  December 31, 1995                  6,280,119           6,004,917            (3,752)           553,351          6,554,516

Sale of common stock
  under stock option plan, net          71,000             171,458              -                  -               171,458

Tax benefit from exercise
  of stock options                        -                592,469              -                  -               592,469

Foreign currency translation
  adjustment                              -                   -               13,538               -                13,538

Net earnings for the year                 -                   -                 -             5,035,298          5,035,298
                                  --------------     --------------     --------------     -------------    ---------------
Balance at
  December 28, 1996                  6,351,119       $   6,768,844      $      9,786       $  5,588,649      $  12,367,279
                                  ==============     ==============     ==============     =============    ===============


          The accompanying notes are an integral part of these statements.
                                      F-7

                          USANA, Inc. and Subsidiary

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Year ended
                                                      ----------------------------------------------------
                                                       December 28,                  December 31,
                                                                         ---------------------------------
                                                           1996               1995               1994
                                                      --------------     --------------     --------------
Increase in cash and cash equivalents
Cash flows from operating activities
    Net earnings                                      $   5,035,298      $   2,305,248      $     325,339
    Adjustments to reconcile net earnings
      to net cash provided by operating activities
         Depreciation and amortization                      775,819            291,493            283,380
         (Gain) loss on sale of property and
           equipment                                        (69,020)           (66,863)            52,387
    Provision for doubtful accounts                          (2,000)            10,279                320
    Deferred income taxes                                  (111,000)           (75,000)           (46,000)
    Changes in assets and liabilities
         Receivables                                        145,063             11,104            134,372
         Inventories                                     (4,271,404)        (1,240,792)          (586,020)
         Prepaid expenses and other assets                 (792,175)          (209,079)           (62,596)
         Accounts payable                                 3,498,823            850,664            226,789
         Other current liabilities                           28,470          1,994,042            194,688
                                                      --------------     --------------     --------------

            Total adjustments                              (797,424)         1,565,848            197,320
                                                      --------------     --------------     --------------
            Net cash provided by
              operating activities                        4,237,874          3,871,096            522,659
                                                      --------------     --------------     --------------

Cash flows from investing activities
   Receipts on notes receivable                              12,623               -                  -
   Increase in notes receivable                             (86,087)              -                  -
   Purchase of land                                            -            (1,748,877)              -
   Construction in progress of office building                 -            (1,508,886)              -
   Purchase of property and equipment                    (7,800,906)          (900,042)          (218,969)
   Proceeds from sale of property and equipment             120,400            235,600            129,278
   Collection (advances to) of related party
        advances                                               -               160,000           (160,000)
                                                      --------------     --------------     --------------
            Net cash used in
              investing activities                       (7,753,970)        (3,762,205)          (249,691)
                                                      --------------     --------------     --------------


                                  (Continued)

        The accompanying notes are an integral part of these statements.

                          USANA, Inc. and Subsidiary



                                                                           Year ended
                                                      ----------------------------------------------------
                                                       December 28,                  December 31,
                                                                         ---------------------------------
                                                           1996               1995               1994
                                                      --------------     --------------     --------------
Cash flows from financing activities
  (Decrease)  increase in cash overdraft                       -              (275,084)            93,001
  Proceeds from issuance of long-term obligations              -                20,652               -
  Principal payments of long-term obligations               (14,819)           (21,205)            (7,011)
  Net proceeds from sale of common stock                    171,458          2,500,000               -
  Increase in line of credit                              1,500,000               -                  -
                                                      --------------     --------------     --------------

          Net cash provided by
            financing activities                          1,656,639          2,224,363             85,990

Effect of exchange rate changes on cash                      13,538             (3,752)               -
                                                      --------------     --------------     --------------
          Net (decrease) increase in
            cash and cash equivalents                    (1,845,919)         2,329,502            358,958

Cash and cash equivalents at beginning of year            2,976,406            646,904            287,946
                                                      --------------     --------------     --------------

Cash and cash equivalents at end of year              $   1,130,487      $   2,976,406      $     646,904
                                                      ==============     ==============     ==============


Supplemental disclosures of cash flow information

Cash paid during the year for
      Interest                                        $      22,800      $       2,200      $       1,500
      Income taxes                                        4,375,000             64,300               -

Noncash financing and investing activities

During 1995, the Company acquired real property from a shareholder in exchange for 11,996 shares of common stock valued at $31,488.



         The accompanying notes are an integral part of these statements.

                         USANA, INC. and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 28, 1996 and December 31, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

      1.  Financial statement presentation

      The accounting and reporting policies of USANA, Inc. and Subsidiary (the Company) conform with generally accepted accounting principles and with general practices in the manufacturing and distribution industry.

      2.  Business activity

      The Company is engaged in the manufacturing and distribution of nutritional and personal care products which are sold through a direct selling marketing system throughout the United States and Canada.

      3.  Principles of consolidation

      The consolidated financial statements include the accounts and operations of USANA, Inc. and its wholly-owned Canadian subsidiary, USANA Canada, Inc. USANA, Inc. was incorporated in July of 1992 under the laws of the State of Utah. USANA Canada, Inc. was incorporated and began operations in February of 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

      4.  Fiscal year

      In 1996, the Company changed its fiscal year to a 52-53 week year, ending on the Saturday closest to December 31. This change had no material effect on the 1996 financial statements.

      5.  Cash and cash equivalents

      For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                          USANA, INC. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 28, 1996 and December 31, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      6.  Use of estimates

      In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      7.  Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out method.

      8.  Depreciation and amortization

      Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes.

      9.  Revenue recognition and deferred revenue

      The Company receives payment for the sales price of its products in cash, credit card and electronic debit, at the time orders are made by a distributor. Sales are generally recorded when the product is shipped. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.

      10.  Deferred income taxes

      The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

                          USANA, INC. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 28, 1996 and December 31, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      11.  Product return policy

      The Company's refund policy provides that a distributor may return product and sales aids according to the Company's guidelines and procedures. Returned product that is unused and resaleable will be refunded at 100% of sales price to the distributor less a 10% restocking fee up to one year from the date of purchase. Returned product that was damaged during shipment to the distributor is 100% refundable. Return of product other than that which was damaged at the time of receipt by the distributor constitutes potential cancellation of the distributorship. Product returns are not significant.

      12.  Research and development

      Research and development costs have been charged to expense as incurred.

      13.  Earnings per share

      Earnings per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during each period.

      14.  Fair value of financial instruments

      The carrying value of the Company's cash and cash equivalents, notes receivable, trade receivables, payables and line of credit obligation approximate their fair values.

      15.  Translation of foreign currencies

      The foreign subsidiary's asset and liability accounts, which are originally recorded in the appropriate local currency, are translated for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates for the period. Transaction gains and losses, the amounts of which are not material, are included in other income and expense. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

      16.  Common stock

      The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock. No charges are reflected in the consolidated statements of earnings as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in common stock.

                           USANA, INC. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 28, 1996 and December 31, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      17.  Reclassifications - not material

      Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.


NOTE B - INVENTORIES

   Inventories consist of the following:

                                               1996               1995
                                          --------------     --------------
      Raw materials                       $   2,487,907      $     838,128
      Work in progress                          455,315            143,942
      Finished goods                          2,457,529            892,465
      Sales aids                                998,377            253,189
                                          --------------     --------------
                                          $   6,399,128      $   2,127,724
                                          ==============     ==============

NOTE C - PROPERTY AND EQUIPMENT

      Property and equipment and their estimated useful lives consist of the following:

                                              Years      1996          1995
                                            --------  ------------  -----------
      Building                                  40     $ 5,034,304   $      -
      Laboratory and production equipment      5-7       2,337,358    1,188,958
      Computer equipment                       3-5       2,347,347      542,398
      Furniture and fixtures                   3-5         684,481       30,805
      Automobiles                              3-5         285,039      257,435
      Leasehold improvements                   3-5            -         172,925
                                                      ------------  -----------
                                                        10,688,529    2,192,521
      Less accumulated depreciation
        and amortization                                 1,196,779      874,178
                                                      ------------  -----------

                                                         9,491,750    1,318,343

      Construction in progress                                -       1,508,886
      Land                                               1,772,785    1,748,877
      Land improvements                                    285,278         -
                                                      ------------  -----------
                                                      $ 11,549,813  $ 4,576,106
                                                      ============  ===========

                          USANA, INC. and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             December 28, 1996 and December 31, 1995 and 1994

NOTE D - RECEIVABLES

      Long-term receivables consist of the following:

                                                       1996          1995
                                                  -------------  -------------
        10% note receivable from a company,
          due over three years, collateralized
          by equipment                            $     73,464   $        -

        Less current maturities                         27,212            -
                                                  -------------  -------------

                                                  $     46,252   $        -
                                                  =============  =============

NOTE E - LINE OF CREDIT

      In November of 1996, the Company entered into a line of credit agreement with a bank for $2,500,000. The interest rate is computed at the bank's prime rate (8.25% at December 28, 1996), or at the option of the borrower, the LIBOR base rate plus 2.25% (7.88% at December 28, 1996). The Company had drawn $1,500,000 against the line at December 28, 1996. The line of credit is collateralized by certain receivables, inventories and equipment. The line of credit agreement contains restrictive covenants requiring the Company to maintain certain financial ratios. As of December 28, 1996, the Company is in compliance with these covenants. The line of credit agreement expires in May 1997.

NOTE F - OTHER CURRENT LIABILITIES

      Other current liabilities consist of the following:

                                                1996             1995
                                           --------------   --------------
         Wages and vacations               $     400,623    $      99,074
         Distributor incentives                  614,559          231,819
         Income taxes                             95,851        1,435,469
         Sales taxes                             887,487          465,830
         Deferred revenue                        177,488           76,203
         All other                               197,525           36,668
                                           --------------   --------------
                                           $   2,373,533    $   2,345,063
                                           ==============   ==============

                          USANA, INC. and Subsidiary
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 28, 1996 and December 31, 1995 and 1994

NOTE G - LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                   1996             1995
                                              --------------   --------------
        11% note payable to a vendor, in
          monthly installments of $1,000,
          including interest; paid in full
          during 1996                         $        -       $      14,819

        Less current maturities                        -              10,909
                                              --------------   --------------
                                              $        -       $       3,910
                                              ==============   ==============

NOTE H - INCOME TAXES

      Income taxes (benefit) consist of the following:

                                     1996             1995            1994
                                --------------   --------------   -------------
      Current
         Federal and State      $   3,114,000    $   1,497,000    $     72,000
         Foreign                      110,000             -               -
                                --------------   --------------   -------------
                                    3,224,000        1,497,000          72,000

      Deferred
         Federal and State           (111,000)         (75,000)        (46,000)
                                --------------   --------------   -------------
                                $   3,113,000    $   1,422,000    $     26,000
                                ==============   ==============   =============

      The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:

<CAPTION

                                                        1996             1995            1994
                                                   --------------   --------------   --------------
      Federal income taxes at statutory rates      $   2,770,000    $   1,265,000    $     119,000
      State income taxes, net of federal
         tax benefits                                    269,000          143,000          (16,000)
      Difference between U.S. statutory rate
         and foreign rate                                 26,000             -                -
      Change in valuation allowance                         -                -             (70,000)
      All other                                           48,000           14,000           (7,000)
                                                   --------------   --------------   --------------
                                                   $   3,113,000    $   1,422,000    $      26,000
                                                   ==============   ==============   ==============

                           USANA, INC. and Subsidiary
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 28, 1996 and December 31, 1995 and 1994

NOTE H - INCOME TAXES - CONTINUED

      Deferred tax assets and liabilities consist of the following:

                                                 1996             1995
                                            --------------    --------------
      Deferred tax assets
        Allowance for doubtful accounts     $        -        $       1,000
        Inventory capitalization                  324,000           152,000
        Sales taxes                                37,000            17,000
                                            --------------    --------------
                                            $     361,000     $     170,000

      Deferred tax liabilities
        Accumulated depreciation            $    (129,000)    $     (49,000)
                                            ==============    ==============

NOTE I - RELATED PARTY TRANSACTIONS

      In July 1995, 11,996 shares were issued to the Company's president in exchange for certain real property and its associated outstanding mortgage. The real property received by the Company was then sold and the corresponding mortgage was paid in full prior to December 31, 1995. In September of 1995, the Company sold 952,381 shares of its common stock to a company owned by the Company's president for $2,500,000.

                          USANA, INC. and Subsidiary
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 28, 1996 and December 31, 1995 and 1994

NOTE J - COMMITMENTS AND CONTINGENCIES

      1.  Operating leases

      The Company conducts its Canadian operations in leased facilities under noncancelable operating leases expiring during January of 1998. The Company utilizes equipment under a noncancelable operating lease expiring in October of 1999. The minimum rental commitments under operating leases are as follows:

      Year ending December      Facilities        Equipment           Total
      --------------------     -------------    -------------    -------------
             1997              $     64,279     $      6,274     $     70,553
             1998                     5,357            6,274           11,631
             1999                      -               4,705            4,705
             Thereafter                -                -                -
                               -------------    -------------    -------------
                               $     69,636     $     17,253     $     86,889
                               =============    =============    =============

      Rent expense for operating leases in 1996 was $232,000 ($179,000 in 1995 and $114,000 in 1994).

      2.  Contingencies

      The Company is involved in various lawsuits and disputes as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

      3.  Employee Benefit Plan

      In July, 1994, the Company established an employee benefit plan under
      Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of $.50 on each $1.00 of contribution up to 6% of the participating employees compensation. In addition, the Company may make a discretionary contribution based on profits. The Company's matching contributions vest at 20% per year beginning with the second year. The Company contributed $32,750 to the plan during the year ended December 28, 1996, $13,912 for 1995 and zero for 1994.

      4.  Construction in progress

      The Company has entered into contracts for completion of the third floor of its new facilities. Commitments for these contracts were approximately $500,000 at December 28, 1996. Construction was completed in February of 1997.

                          USANA, INC. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 28, 1996 and December 31, 1995 and 1994

NOTE K- STOCK OPTIONS

      During 1995, the Company adopted the USANA, Inc. Long-Term Stock Investment and Incentive Plan and the USANA, Inc. Directors' Stock Option Plan (the Option Plans). The Company reserved 1,400,000 shares and 600,000 shares respectively under the Option Plans. Accordingly, the Board of Directors has approved the granting of options under the Option Plans as follows:

      Long-Term Stock Investment and Incentive Plan

      During 1996 and 1995 officers and key employees have been granted options to acquire 853,500 shares of common stock. The options were granted at prices ranging from $3.05 to $21.04 per share, which were the market prices of the Company's shares on the dates granted. The options vest periodically through May of 2002. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or ten years from the date of the grant.

      Directors' Stock Option Plan

      During 1996 and 1995 Company directors have been granted options to acquire 250,000 shares of common stock. The options were granted at prices ranging from $3.05 to $21.04 per share, which were the market prices of the Company's shares on the dates granted. The options vest periodically through August of 2001. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or ten years from the date of the grant.

      The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                   1996              1995
                                               --------------   --------------
       Net earnings:         As reported       $   5,035,298    $   2,305,248
                                               ==============   ==============
                             Pro forma         $   3,834,104    $   2,124,115
                                               ==============   ==============
       Earnings per share    As reported       $        0.80    $        0.41
                                               ==============   ==============
                             Pro forma         $        0.61    $        0.38
                                               ==============   ==============

                          USANA, INC. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 28, 1996 and December 31, 1995 and 1994

NOTE K - STOCK OPTIONS - CONTINUED

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, expected volatility of 46 percent; risk-free interest rate of 6.19 percent; and expected life of 8.94 years. Dividends were assumed not to be paid during the period of calculation. The weighted average fair value of options granted was $19.98 and $5.37 in 1996 and 1995, respectively.

      Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

      Changes in the Company's stock options are as follows:

                                                                                 Weighted
                                                                                  average
                                                  Stock        Exercise          exercise
                                                 options         price             price
                                               ------------    ------------    ------------
      Outstanding at January 1, 1995                  -        $       -       $       -
          Granted                                  553,500       3.05-9.75            5.37
          Exercised                                   -                -               -
          Canceled or expired                         -                -               -
                                               ------------

      Outstanding at December 31, 1995             553,500       3.05-9.75            5.37
          Granted                                  550,000     11.93-21.04           19.98
          Exercised                                 71,000            3.05            3.05
          Canceled or expired                         -                -               -
                                               ------------

      Outstanding at December 28, 1996           1,032,500      3.05-21.04           13.31
                                               ============

      Exercisable at December 28, 1996              41,500       3.05-9.75            9.39
                                               ============

      The options granted during 1996, excluding one individual's options which expire during 2003, expire during 2006; all previous options expire during 2005.

                           USANA, INC. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 28, 1996 and December 31, 1995 and 1994

NOTE L - INTERNATIONAL OPERATIONS

      The Company's operations involve a single industry segment, the manufacturing and distribution of nutritional and personal care products. Financial information summarized by geographic area for the year ended December 28, 1996 is as follows: Prior to 1995, the Company had no international operations.


                     1996                         Domestic          Canada         Consolidation
      -----------------------------------      --------------    --------------    -------------
      Net sales - unaffiliated customers       $  44,720,207     $  11,979,915     $ 56,700,122
                                               ==============    ==============    =============

      Earnings from operations (1)             $   7,657,378     $     243,577     $  7,900,955
                                               ==============    ==============    =============

      Identifiable assets                      $  20,627,987     $     450,853     $ 21,078,840
                                               ==============    ==============    =============


                     1995                         Domestic          Canada         Consolidation
      -----------------------------------      --------------    --------------    -------------
      Net sales - unaffiliated customers       $  21,529,993     $   3,011,313     $ 24,541,306
                                               ==============    ==============    =============

      Earnings from operations (1)             $   3,508,834     $      27,412     $  3,536,246
                                               ==============    ==============    =============

      Identifiable assets                      $   9,814,094     $     359,509     $ 10,173,603
                                               ==============    ==============    =============

      (1) Intercompany transfers between geographic areas are not material.