Form 10KSB40/A
period 1996-12-28
USANA INC
filed 1997-04-08
CIK 896264

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-KSB/A
                                Amendment No. 1

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

(Issuer's telephone number) (801)954-7100
Securities registered pursuant to Section 12(b) of the Act: None
Name of each exchange on which registered: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

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

     MegaVitamin - USANA's MegaVitamin is formulated to provide all the vitamins considered essential for good health. The MegaVitamin includes beta carotene, vitamins D, E and C (USANA's Poly C[trademark]), and the complete vitamin B complex. Other components include choline, citrus bioflavonoids, inositol, PABA, quercitin, bromelin, and vitamin K.

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

     Proflavanol [trademark] - Proflavanol contains proanthocyanidins extracted from grape seeds, and Poly C which is formulated to provide additional antioxidant protection against free radical damage.
Proanthocyanidins are in a class of naturally occurring compounds called bioflavonoids and, like vitamins E and C and beta carotene, have antioxidant activity. Proanthocyanidins also show distinct anti-inflammatory and capillary protective action.

     CalMag Plus - USANA's CalMag Plus is formulated to supplement daily intake of calcium and magnesium, which are important in aiding the prevention of osteoporosis, normal nerve and muscle function, and normal blood clotting. Additional components in CalMag Plus include vitamin D, boron, and silica.

     Poly C - USANA's Poly C is a blend of calcium, potassium, magnesium and zinc ascorbates. It is less acidic than ascorbic acid, the most commonly used form of vitamin C. Mineral ascorbates have different solubilities and retention times in the body which help maintain vitamin C levels in the body and minimizes rapid excretion.

     Kids choo-ables [trademark] - USANA's Kids choo-ables are formulated to provide essential vitamins and minerals to children. Many of the same components found in USANA's MegaVitamin are present in the Kids choo-ables, but at different levels. USANA chose not to include iron in the Kids choo-ables because iron supplementation in children is very sensitive and should be controlled by a physician.

     Nutrimeal - USANA's Nutrimeal is a balanced drink of complex carbohydrates, proteins and other nutrients and is designed as a meal replacement. It is available in several flavors, including non-dairy and sugar-free formulas.

     Fibergy [registered federal trademark] - USANA's Fibergy is formulated to supplement dietary fiber intake. Fibergy contains 15 different fiber sources, including soluble and insoluble fiber, which takes advantage of the different actions of these various forms of fiber on the body. Fibergy is available in two flavors, including a non-dairy formula.

     Gold Bars [trademark] - USANA's Gold Bar is an energy bar containing complex carbohydrates, protein and fiber. Gold Bars are designed to supply a quick source of energy. The carbohydrate and protein sources are from whole grains, fruits and spices.

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

     Vital Zomes [registered federal trademark] Serum Replenisher - USANA's Vital Zomes is a moisture booster which contains liposomes which aid in supplying nutrients to the skin. It is designed to instantly hydrate, retexturize and strengthen the upper cell layers of the skin.

     Revitalizing Hydrating Treatment - USANA's Revitalizing Hydrating Treatment is designed to soothe both dry and oily skin. The ingredients impart a tingling, cooling sensation.

     USANA [registered federal trademark] Sunscreen - USANA's Sunscreen is designed to protect skin from overexposure to the sun. The ingredients in the Sunscreen absorb UVA-UVB and infrared radiation and disperse heat. The Sunscreen also contains antioxidants and a liposome delivery system for controlled release of active ingredients onto the skin.

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

     A total of 5,475,447 shares (approximately 86%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

     1.     For the directors as follows:

                                                           # Shares
Name                 # Shares For    # Shares Against      Abstaining/Withheld
---------------      -------------   ----------------      -------------------
Dr. Myron Wentz         5,465,487         0                 125/0
David Wentz             5,465,487         0                 125/0
Ronald S. Poelman       5,465,487         0                 125/0
Dr. Suzanne Winters     5,465,487         0                 125/0
Robert Anciaux          5,465,487         0                 125/0


     2.    For the ratification of the plan amendments as follows:

                       # Shares For     # Shares Against   # Shares Abstaining
                       ------------     ----------------   -------------------
                          4,381,641              111,615             13,519

     3. For the ratification of Grant Thornton LLP as independent certified accountants of the Company as follows:

                       # Shares For     # Shares Against   # Shares Abstaining
                       ------------     ----------------   -------------------
                          5,448,922                6,200             11,365

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

                           Fiscal 1996 Bid Prices

                           High           Low
                         --------      ---------
1st Quarter               $12.000      $  8.750
2nd Quarter                31.250        11.125
3rd Quarter                29.250        18.750
4th Quarter                25.500        16.250

                           Fiscal 1995 Bid Prices

                           High           Low
                         --------      ---------
1st Quarter               $ 5.250      $ 0.875
2nd Quarter                 5.125        3.000
3rd Quarter                12.000        3.875
4th Quarter                12.500        8.500

Shareholders

     The approximate number of record holders as of March 17, 1996 of the Company's common stock, no par value, was 318. This total does not include the number of beneficial owners of common stock held in "nominee" or "street" name, as to which number the Company has not attempted to speculate.

Dividends

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

Item 6.     Management's Discussion and Analysis or Plan of Operation

     [NOTE: In 1996, the Company adopted a 52/53 week fiscal year. Commencing with fiscal year 1996, the fiscal year end of the Company was changed from December 31 of each year to the Saturday closest to December 31. The fiscal year end for 1996 was, therefore, changed from December 31 to December 28, 1996. Fiscal year 1997 commenced on December 29, 1996 and will end Saturday, December 27, 1997.]

General

     The Company develops, manufactures, packages and markets its own line of nutritionals, antioxidants, weight management, and natural skin and hair care products. USANA products are distributed through a network marketing organization of independent distributors. As of December 28, 1996, the Company had approximately 92,000 independent distributors in all 50 states of the United States and Canada.

     USANA was incorporated July 20, 1992 as a wholly-owned subsidiary of Gull Laboratories, Inc. a manufacturer of diagnostic test kits listed on the American Stock Exchange with the symbol "GUL." Both companies were founded by Dr. Myron Wentz, Ph.D. USANA was subsequently spun off from Gull as an independent corporation in January 1993.

     From its inception, the Company has carried on a significant program of research and development. The R&D activities have been led by Dr. Wentz and his team of Ph.D.-degreed scientists. The Company has continued to increase its R&D budget, spending approximately $260,000 and $800,000 in 1995 and 1996 respectively. Furthermore, the Company has committed over $1 million for research activities in 1997.

     USANA's natural products have been developed to offer the highest quality. The nutritional products include multi-vitamin, antioxidant, and mineral supplements, as well as nutritional drinks and energy bars. The Company also markets a line of natural skin care products. During 1996, the Company introduced a line of natural personal care products and a weight management system.

     USANA distributes its products through a network marketing organization. The concept of network marketing has been successfully applied to the Company's product lines, particularly the nutritional products. The personal recommendation of individuals using the products has been demonstrated to be an effective tool for increasing sales in each of the past three years. The success of the program is largely attributed to the personal credibility, conviction and enthusiasm of the distributors.

     Net sales, as reported herein, include the revenues generated by selling the Company's products, including sales aids, to the independent distributors. Cost of sales incorporates the expenses of materials, depreciation, labor, overhead and other costs directly associated with producing USANA's products. Distributor incentives reflect all cash payments made to distributors, including commissions and bonuses. Selling, General and Administrative expenses include the cost of operating the Company's customer service call center, along with other marketing and administrative expenses. R&D reflects only research and development activities.

Summary Financial Information

     USANA has grown dramatically since the spin off in 1993. Sales have grown from $3.9 million in 1993 to $56.7 million in 1996. After a net loss in 1993, USANA has returned a profit every year since, growing from $325,000 in 1994 to over $5 million in 1996. The following table summarizes USANA's rapid growth over the past four years (amounts in '000's):

                     1996        1995        1994        1993
                  ----------  ----------  ----------  ----------
Sales              $56,700      $24,541     $7,317      $3,869
Net Income           5,035        2,305        325       ($312)

     The table below provides a comparative summary of USANA's operating results. Since 1993, profitability improvements have resulted from manufacturing efficiencies as the scale of production has increased. These gains have been partially offset by increases in the incentives paid to distributors. Management believes that the proportion of revenue paid to distributors in 1996 is sufficiently high to motivate the Company's distributors in the future.

                                 1996       1995       1994       1993 [1]
                                ------     ------     -------     ------
Sales                           100.0%      100.0%     100.0%     100.0%
COGS                             20.5        23.2       30.6       41.4
Distributor Incentives           45.7        44.0       41.9       37.2
SG&A                             18.5        17.3       21.4       26.0
R&D                               1.4         1.0        0.7        2.8
Operating Income                 13.9        14.4        5.4      (-7.3)
Other Income/Expense              0.4         0.8      (-0.6)     (-1.8)
Income Taxes                      5.5         5.8        0.4      (-1.0)
Net Income                        8.9         9.4        4.4      (-8.1)


------------

     [1] Using estimates, 1993 results have been restated to conform to the presentation used in subsequent accounting periods.

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

     Cost of sales as a percentage of net sales decreased to 20.5 % of net sales in 1996, compared to 23.2% of net sales in 1995. This decrease in cost of sales as a percentage of net sales was due primarily to sales mix and increased efficiency of operations resulting substantially from larger batch sizes made possible by the significant increase in sales.

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

     SG&A expense for 1995 of $4,245,542 (17.3% of net sales) increased $2,681,167 or 171% over 1994's expenditures of $1,564,375 (21.4% of net sales). The increased cost was due to increased sales and the increased number of distributors which increased expenses incurred to service distributors. The improvement of SG & A expenses as a percent of net sales was due largely to economies of scale, partially offset by the effects of rapid growth.

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

     Distributor agreements with the Company may be voluntarily terminated by distributors at any time. There is typically significant turnover in distributors from year to year. Because the Company's revenue is directly dependent upon the efforts of non-employee, independent distributors and future growth in sales volume will depend in large part upon an increase in the number of new distributors and/or improved productivity of the Company's distributors; turnovers, decreases in the size of the distributor force, seasonal or other decreases in purchase volume, costs associated with training new distributors and other expenses associated with these problems, may combine to reduce the revenues and profitability of the Company.

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

     Reliance on Personnel. The Company's success depends to a significant extent upon certain members of senior management, including Dr. Wentz, Jeb McCandless, Dallin Larsen, Gilbert Fuller, Mark Petersen and David Wentz. The Company does not maintain key man life insurance policies on any of these persons and there can be no assurance that such policies will be obtained in the future or that if obtained they can adequately compensate the Company for the loss of such individuals. The Company has no employment contracts with any of these persons. The loss of any senior manager or other key employee could have an adverse effect upon the Company's business, financial condition and operating results.

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

     The report of Tanner & Co., on the Company's financial statements as of December 31, 1994, and the two years then ended did not contain an adverse opinion, or a disclaimer of opinion, nor was its report qualified or modified as to uncertainty, audit scope, or accounting principles. During the engagement of Tanner & Co., there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Tanner & Co., would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information concerning the executive officers and directors of the Company as of December 28, 1996:

Name                         Age          Position
---------------------        ------       -----------------------------

Dr. Myron Wentz               56          Chairman of the Board, President
David A. Wentz                26          Vice President, Strategic
                                          Development, Director
Dallin Larsen                 37          Vice President, Sales
John ("Jeb") McCandless, IV   48          Vice President, Operations
Gilbert A. Fuller             55          Vice President, Finance
Mark Petersen                 46          Vice President, International
                                          Development
Dr. Suzanne Winters           42          Director
Ronald S. Poelman             43          Director
Robert Anciaux                51          Director

     All directors of the Company hold office until the next annual meeting of the stockholders of the Company and until their successors have been elected and qualified. The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. The Audit Committee of the Board is comprised of Mr. Poelman and Mr. Anciaux. The Executive Committee of the Board is comprised of Dr. Wentz, Mr. Poelman and David Wentz. The Executive Committee also acts as the Compensation Committee of the Board.

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

                                          Summary Compensation Table

                                          Annual Compensation

                                                           Other           Long-term
Name                                                       Annual          Compensation     All other
and                                                        Compensa-       Awards of        Compensa-
Principal                            Salary       Bonus    tion            Stock Options    tion
Position                 Year        ($)          ($)      ($)             (#)              ($)
--------------------     -----       ----------   ------   ----------      --------------   -----------
Dr. Myron Wentz
CEO/President            1994             0           0             0                  0               0
                         1995             0           0             0                  0               0
                         1996             0           0             0                  0               0

Dallin Larsen
Vice President           1994          89,113       200             0                  0           1,625 [3]
Sales                    1995         131,834     9,849         5,354 [1]        140,000 [2]       3,125 [3]
                         1996         134,615     8,678         6,757 [1]              0           3,125 [3]

______________________

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

               Aggregated Option Exercises in Fiscal Year 1996
                       and Fiscal Year-End Option Values

(a)                      (b)              (c)          (d)                         (e)

                                                       Number ofSecurities         Value of Unexercised
                                                       Underlying Unexercised      In-the-Money
                                                       Options At                  Options At
                         Shares           Value        December 28, 1996           December 28, 1996
                         Acquired on      Realized     (#)                         ($)
Name                     Exercise (#)     ($)          Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------      -------------    ---------    -------------------------   -------------------------
Dr. Myron Wentz                  0                0              0/0                         0/0
Dallin Larsen               20,000          459,000              0/120,000                   0/1,778,400[1]


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

1995 Long-Term Stock Investment and Incentive Plan

     The Incentive Plan provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive grants to employees and certain non-employees (but not Directors who also serve as members of the committee that administers the Incentive Plan) who have important relationships with the Company or its subsidiaries. 1,400,000 shares are available for issuance pursuant to awards granted under the Incentive Plan. The Executive Committee of the Board of Directors presently acts as the committee that administers this plan (the "Plan Committee").

     Stock Option Grants.   The Plan Committee may grant Incentive Stock
Options ("ISOs") and Non-Statutory Stock Options ("NSOs") under the Incentive Plan. With respect to each option grant, the Plan Committee will determine the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

     Stock Appreciation Rights ("SARs") may be granted under the Incentive Plan. Each SAR entitles the holder, upon exercise, to receive from the Company an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the SAR relates), multiplied by the number of shares covered by the SAR, may be made in Common Stock, in cash, or in any combination of Common Stock and cash. No SARs have been granted under the Incentive Plan.

     Restricted Stock.   The Plan Committee may issue shares of Common Stock
under the Incentive Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock the number of shares reserved for issuance under the Incentive Plan will be reduced by the number of shares issued. No restricted shares have been granted under the Incentive Plan.

     Cash Bonus Rights. The Plan Committee may grant cash bonus rights under the Incentive Plan in connection with (i) options granted or previously granted, (ii) SARs granted or previously granted, (iii) stock bonuses awarded or previously awarded or previously awarded and (iv) shares issued under the Incentive Plan. No bonus rights have been granted under the Incentive Plan.

     Changes in Capital Structure. The Incentive Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transactions, appropriate adjustment will be made by the Plan Committee in the number and kind of shares available for grants under the Incentive Plan. In addition, the Incentive Plan Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable. In the event of a merger, consolidation or other fundamental corporate transformation, the Board may, in its sole discretion, permit outstanding options to remain in effect in accordance with their terms; to be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or to be exercised, to the extent then exercisable, during a period prior to the consummation of the transaction established by the Plan Committee or as may otherwise be provided in the Incentive Plan.

     During the fiscal year ended December 28, 1996, the Company granted options to employees and consultants under the Incentive Plan for the purchase of a total of 425,000 shares of the Company's common stock. As of the end of fiscal 1996, there were options outstanding under the Incentive Plan for the purchase of an aggregate of 775,000 shares of common stock. As of March 1, 1997, the Plan Committee adjusted the exercise price of options covering approximately 400,000 shares of common stock under the Incentive Plan, as well as options for 125,000 shares granted during fiscal 1996 to two new directors of the Company under the Director Plan described below. These options had previously been granted under the two plans at exercise prices ranging from $17.93 to $21.04 per share. The adjustment was made to bring the exercise prices more closely in line with the current market price of the Company's common stock. The new exercise price of these options is $15.66 per share and was based on the average market price quoted for the Company's common stock for the five days preceding March 1, 1997, as reported by Nasdaq. No options held by the executive officers named in the "Summary Compensation Table," above, were affected by this repricing.

Remuneration of Directors

Directors' Stock Option Plan

     The Directors' Stock Option Plan (the "Director Plan") provides for the award of options to purchase Common Stock to directors of the Company to attract, reward, and retain the best available personnel to serve as directors and to provide added incentive to such persons by increasing their ownership interest in the Company.

     Administration. The Director Plan is administered by the Executive Committee of the Board of Directors of the Company (the "Committee"). Subject to the requirements of the Director Plan, the Committee has the authority to, among other things, interpret the Director Plan and prescribe, amend, and rescind rules and regulations relating thereto, and make all determinations deemed necessary or advisable to administer the Director Plan. No Director may vote on any action by the Board with respect to any matter relating to an award held by such Director. The Director Plan is intended to comply with and is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Eligibility.   Options may be awarded under the Director Plan only to
directors of the Company.

     Shares Available.   The total number of shares of Common Stock that may be
issued pursuant to options under the Director Plan may not exceed 600,000 shares. If any option awarded under the Director Plan is forfeited or not exercised, the shares that would have been issued upon the exercise of such option will again be available for purposes of the Director Plan.

     Term.   Unless earlier suspended or terminated by the Board, the Director
Plan will continue in effect until the earlier of: (i) ten years from the date on which it is adopted by the Board, and (ii) the date on which all shares available for issuance under the Director Plan have been issued.

     Initial Award. Persons who become or became directors after the Effective Date of the Director Plan receive an option to purchase 62,500 shares of Common Stock (the "Initial Award") upon such person's first election or appointment to the Board. A director may decline the award at his or her sole discretion.

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

     During the fiscal year ended December 28, 1996, the Company's directors were not paid for attendance at director's meetings or otherwise compensated for their services as directors, except for the stock option grants described above under the Director Plan. The Company pays all expenses incurred by directors in connection with their attendance at or participation in board meetings or otherwise incurred in the scope of their duties. During 1996, options for the purchase of a total of 125,000 shares of stock were granted under the plan to the new directors, Dr. Winters and Mr. Anciaux under the Initial Award as described above. As of December 28, 1996, there were options outstanding under the Director Plan for the purchase of a total of 237,500 shares of common stock of the Company.

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

Name/Address of 5%
Beneficial Owner,
Director, Officer                         Number of Shares                 Percent of Class [1]
-----------------------------             ----------------                 ------------------
Dr. Myron Wentz, Director/CEO                3,957,116 [2]                        62.3%
3838 West Parkway Blvd.
Salt Lake City, Utah 84120

Gull Holdings, Ltd.                          3,957,116                            62.3
4 Finch Road
Douglas, Isle of Man

David Wentz, Director/VP                        18,500 [3]                          *
3838 West Parkway Blvd.
Salt Lake City, Utah 84120

Ronald S. Poelman, Director                     12,500 [3]                          *
170 South Main Street, Suite 1500
Salt Lake City, Utah 84101

Dr. Suzanne Winters, Director                        0                              -
Office of Planning and Budget
116 State Capitol Building
Salt Lake City, Utah 84114

Robert Anciaux, Director                             0                              -
S.E.I.
Av Du Manoir 30
1410 Waterloo, Belgium

John ("Jeb") McCandless, IV/VP                  20,000 [3]                          *
3838 W. Parkway Blvd.
Salt Lake City, Utah 84120

Gilbert A. Fuller, VP                                0                              -
3838 W. Parkway Blvd.
Salt Lake City, Utah 84120

Dallin Larsen, Vice President                   26,000 [3]                          *
3838 West Parkway Blvd.
Salt Lake City, Utah 84120

Mark Petersen, VP                                    0                              -
3838 W. Parkway Blvd.
Salt Lake City, Utah 84120

Officers and Directors
as a group (9 persons)                       4,034,116[3]                         63.5
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

     In 1994, the Company engaged in certain transactions with Dr. Wentz involving the transfer and exchange of certain leased and purchased transportation equipment owned by the Company and Dr. Wentz and the repayment of two short-term loans, which resulted in Dr. Wentz transferring cash of $147,000 to the Company. In a separate transaction, $160,000 was paid on a line of credit owned by Dr.Wentz, which has since been repaid.

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

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          USANA, INC.


                                          By: /s/ Dr. Myron Wentz
                                              -------------------
                                          Dr. Myron Wentz, President
                                              and Chairman

Date:   March 27, 1997
        --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Dr. Myron Wentz                       March 27, 1997
-----------------------                   --------------
Dr. Myron Wentz, Chairman, President      Date
(Principal Executive Officer)


/s/ Gilbert A. Fuller                     March 28, 1997
-----------------------                   --------------
Gilbert A. Fuller, Vice President         Date
Finance (Principal Financial Officer
and Principal Accounting Officer)


/s/ David Wentz                           March 27, 1997
-----------------------                   --------------
David Wentz, Director                     Date


/s/ Ronald S. Poelman                     March 28, 1997
-----------------------                   --------------
Ronald S. Poelman, Director               Date


/s/ Dr. Suzanne Winters                   March 27, 1997
-----------------------                   --------------
Dr. Suzanne Winters, Director             Date


-----------------------                   --------------
Robert Anciaux, Director                  Date

                          USANA, Inc. and Subsidiary
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of Grant Thornton LLP, independent
certified public accountants on the December 28, 1996
and December 31, 1995 financial statements                             F-2

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

                                          /S/ GRANT THORNTON LLP
                                          GRANT THORNTON LLP


Salt Lake City, Utah
February 21, 1997

                                                Tanner + Co.
                                                675 East 500 South, Suite 640
                                                Salt Lake City, Utah 84102
                                                Telephone (801) 532-7444
                                                Fax (801) 532-4911

                                                A Professional Corporation


                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Shareholders of
Usana, Inc.


     We have audited the accompanying balance sheet of Usana, Inc., as of December 31, 1994, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1994 financial statements referred to above present fairly, in all material respects the financial position of Usana, Inc., as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ Tanner & Co.
                                          Tanner + Co.



March 28, 1995

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