Form 10-Q
period 1997-03-29
USANA INC
filed 1997-04-29
CIK 896264

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 1997.

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to _______

Commission file number 0-21116

                                   USANA, INC.
             (Exact name of registrant as specified in its charter)

Utah                                                           87-0500306
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                                3838 Parkway Blvd.
                           Salt Lake City,  UT  84120
               (Address of principal executive offices, Zip Code)

                                 (801)954-7100
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares of common stock of the Company, without par value, outstanding as of April 28, 1997 was 6,355,119.

                               USANA, INC.

                 Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q
                    For the Quarter Ended March 29, 1997


                      PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements:                                   Page No.
             ---------------------                                   --------

             Consolidated Balance Sheets                                 3

             Consolidated Statements of Earnings                         4

             Consolidated Statements of Cash Flow                        5

             Notes to Consolidated Financial Statements                  6-8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations             8-15


                      PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            16

Item 6.     Exhibits and Reports on Form 8-K                             16

            Signature                                                    17

                         USANA, INC. & SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                Unaudited

As of                                                        March 29, 1997           December 28, 1996
------------------------------                               ------------------       -----------------

ASSETS:
Current Assets:
     Cash and cash equivalents                                $ 1,340,586             $  1,130,487
     Accounts receivable, net                                      33,529                   55,149
     Income tax receivable                                              0                  405,503
     Inventories (Note 3)                                       5,454,689                6,399,128
     Prepaid expenses and other current assets                    651,705                  661,359
     Current maturities of notes receivable                        27,898                   27,212
     Deferred income taxes                                        365,308                  361,000
                                                              -----------              -----------
          Total current assets                                  7,873,715                9,039,838

Property and equipment, at cost (Note 4)                       11,639,528               11,549,813

Other assets                                                      156,676                  489,189
                                                              -----------              -----------
          Total Assets                                        $19,669,919              $21,078,840
                                                              ===========              ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current liabilities:
     Accounts payable                                         $ 3,696,384              $ 4,709,028
     Short-term borrowings                                              0                1,500,000
     Other current liabilities                                  2,357,900                2,373,533
                                                              -----------              -----------
          Total current liabilities                             6,054,284                8,582,561

Deferred income taxes                                             129,062                  129,000

Stockholders' equity:
     Common stock, no par value:
       Authorized -- 50,000,000 shares, issued
       and outstanding 6,351,119 as of March 29,
       1997 and December 28, 1996                               6,768,844                6,768,844

     Cumulative foreign currency translation adjustment             5,797                    9,786
     Retained earnings                                          6,711,932                5,588,649
                                                              -----------              -----------
          Total stockholders' equity                           13,486,573               12,367,279
                                                              -----------              -----------
               Total liabilities and stockholders' equity     $19,669,919              $21,078,840
                                                              ===========              ===========




        The accompanying notes are an integral part of these statements.

                        USANA, INC. & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF EARNINGS
                                Unaudited

Quarter Ended                                                 March 29, 1997          March 31, 1996
---------------------------                                   --------------          --------------
Net sales                                                     $17,654,299             $10,554,160
Cost of sales                                                   3,759,050               2,037,758
                                                              -----------             -----------
          Gross profit                                         13,895,249               8,516,402

Operating Expenses:
     Distributor incentives                                     8,348,321               4,816,435
     Selling, general, and administrative                       3,402,603               1,836,926
     Research and development                                     280,234                 127,785
                                                              -----------             -----------
          Total operating expenses                             12,031,158               6,781,146
                                                              -----------             -----------
          Earnings from operations                              1,864,091               1,735,256

Other income (expense):
     Interest income                                               11,628                  49,834
     Interest expense                                              (7,550)                   (384)
     Gain on sale of property and equipment                         7,571                   5,784
     Other, net                                                    10,307                   7,348
                                                              -----------             -----------
          Total other income                                       21,956                  62,582
                                                              -----------             -----------
          Earnings before income taxes                          1,886,047               1,797,838

Income taxes                                                      762,764                 678,880
                                                              -----------             -----------
          NET EARNINGS                                        $ 1,123,283             $ 1,118,958
                                                              ===========             ===========
Earnings per common and common equivalent share               $      0.18             $      0.18
                                                              ===========             ===========
 Weighted average number of common and
     common equivalent shares outstanding                       6,392,619               6,280,119
                                                              ===========             ===========



     The accompanying notes are an integral part of these statements.

                          USANA, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited

QUARTER ENDED                                                March 29, 1997           March 31, 1996
---------------------------------------                      --------------           --------------
NET CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                                 $ 1,123,283              $ 1,118,958
Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                               410,419                  135,478
     Provision for doubtful accounts                                   0                        0
     Gain on sale of property and equipment                       (7,571)                  (5,784)
     Deferred income taxes                                        (4,246)                     101
     Changes in operating assets and liabilities:
          Accounts receivable                                     21,620                   11,232
          Income tax receivable                                  405,503                        0
          Inventories                                            944,439                 (554,183)
          Prepaid expenses and other assets                      334,930                 (123,930)
          Accounts payable                                    (1,012,644)                 356,684
          Other current liabilities                              (15,633)                (335,743)
                                                             -----------               -----------
               Net cash provided by operating activities       2,200,100                  602,813

NET CASH FLOW FROM INVESTING ACTIVITIES:

Collection on note receivable                                      6,551                        0
Purchase of property and equipment                            (1,549,952)              (1,239,404)
Proceeds from the sale of property and equipment               1,057,389                    9,400
                                                             -----------              -----------
               Net cash used in investing activities            (486,012)              (1,230,004)

NET CASH FLOW FROM FINANCING ACTIVITIES:

Principal payments on long-term obligations                            0                   (2,616)
Payment on short-term borrowings                              (1,500,000)                       0
                                                             -----------              -----------
               Net cash used in financing activities          (1,500,000)                  (2,616)

Effect of exchange-rate changes on cash and
      cash equivalents                                            (3,989)                  16,726
                                                             -----------              -----------
Net increase (decrease) in cash and cash equivalents             210,099                 (613,081)

Cash and cash equivalents at beginning of period               1,130,487                2,976,406
                                                             -----------              -----------
Cash and cash equivalents at end of period                   $ 1,340,586              $ 2,363,325
                                                             ===========              ===========




    The accompanying notes are an integral part of these statements.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NOTES TO THE FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated financial information of USANA, Inc. and Subsidiary (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of March 29, 1997, and for quarters ended March 29, 1997, and March 31, 1996. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 28, 1996. The results of operations for the quarter ended March 29, 1997, may not be indicative of the results that may be expected for the fiscal year ending December 27, 1997.

2.  GENERAL

     [NOTE: In 1996, the Company adopted a 52/53 week fiscal year. Commencing with the fiscal year 1996, the fiscal year end of the Company was changed from December 31 of each year to the Saturday closest to December 31. The fiscal year for 1996 was, therefore, changed from December 31 to December 28, 1996. Each quarterly period is composed of 13 weeks.]

     The Company develops, manufactures, packages and markets its own line of nutritionals, antioxidants, weight loss products, and natural skin and hair care products. USANA products are distributed through a network marketing organization of independent distributors.

     USANA was incorporated July 20, 1992, as a wholly-owned subsidiary of Gull Laboratories, Inc. ("Gull"), a manufacturer of diagnostic test kits
listed on the American Stock Exchange with the symbol "GUL."   USANA was
subsequently spun off from Gull as an independent corporation in January 1993.

     From its inception, the Company has carried on a significant program of research and development. The Company has continued to increase its R&D budget, spending $280,234 in the first quarter of 1997 as compared to $127,785 in the first quarter of 1996. The Company expects to spend approximately $1 million for research activities in 1997.

     USANA distributes its products through a network marketing organization. Net sales, as reported herein, include the revenues generated by selling the Company's products, including sales aids, to the independent distributors. Cost of sales incorporates the expenses of materials, depreciation, labor, overhead and other costs directly associated with producing USANA's products. Distributor incentives reflect all cash payments made to distributors, including commissions and bonuses. Selling, general and administrative expenses include the cost of operating the Company's customer service call center, along with other marketing and administrative expenses. R&D reflects only research and development activities.

3.   INVENTORIES

Inventories consist of the following:

                                         March 29, 1997       December 28, 1996
                                         --------------       --------------
     Raw materials                       $1,435,391            $2,487,907
     Work in process                        665,961               455,315
     Finished goods                       3,353,337             3,455,906
                                         ----------            ----------
                                         $5,454,689            $6,399,128

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          March 29, 1997      December 28, 1996
                                          --------------      -----------------
Building                                  $ 5,324,237          $ 5,034,304
Laboratory and production equipment         1,286,444            2,337,358
Computer equipment                          2,778,235            2,347,347
Furniture and fixtures                      1,179,823              684,481
Automobiles                                   285,039              285,039
                                          -----------          -----------
                                           10,853,778           10,688,529

Less accumulated depreciation
and amortization                            1,276,360            1,196,779
                                          -----------          -----------
                                            9,577,418            9,491,750

Land                                        1,772,785            1,772,785
Land improvements                             289,325              285,278
                                          -----------          -----------
                                          $11,639,528          $11,549,813

5.   EARNINGS PER COMMON SHARE

     Earnings per common share is computed on the weighted average number of common and common equivalent shares outstanding. Weighted average number of common and common equivalent shares outstanding were 6,392,619 and 6,280,119 at March 29, 1997, and March 31, 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. The effect of adopting SFAS No. 128 has not yet been determined by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITITGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE
COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL
PERFORMANCE.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS
AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," " PROJECTED" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW [SEE PART I ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS THAT MAY
AFFECT OPERATING RESULTS] AND NOT TO PLACE UNDUE RELIANCE ON THE
FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-L OOKING SATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

Results of Operations

Quarters ended March 29, 1997 and March 31, 1996
------------------------------------------------

Net sales for the quarter ended March 29, 1997 totaled $17,654,299 compared to net sales of $10,554,160 for the quarter ended March 31, 1996, an increase of $7,100,139 or 67.3 percent. The increase in sales is attributable primarily to the growth in the Company's independent distributor base in the United States and Canada, success of regional conventions, and restored goodwill from the completion of the customer service software conversion.

The Company's cost of sales as a percentage of net sales increased to 21.3 percent for the quarter ended March 29, 1997 from 19.3 percent for the quarter ended March 31, 1996. The increase in the cost of sales percentage is a result of sales mix which included a greater number of lower margin products in 1997 than in 1996.

Distributor incentives of $8,348,321 (47.3 percent of net sales) for the quarter ended March 29, 1997 represented an increase of $3,531,886 from the incentives totaling $4,816,435 (45.6 percent of net sales) paid during the quarter ended March 31, 1996. The increase in distributor incentives was primarily a result of significantly higher sales. The higher distributor incentives as a percentage of net sales was partially due to the sales mix which included fewer sales aids, on which no commissions are paid, and also certain inefficiencies resulting from the implementation of the new customer service software.

Selling, general and administrative expenses during the quarter ended March 29, 1997 totaled $3,402,603 or 19.3 percent of net sales, compared to $1,836,926 or 17.4 percent of net sales for the quarter ended March 31, 1996. The increase in cost was primarily a result of the need for more support services and facilities to accommodate the growth in sales volume and the increased number of independent distributors. SG&A expenses were higher as a percentage of net sales because of the Company's investment in senior management talent to facilitate future growth, inefficiencies related to implementing new customer service software, and friction costs related to moving into its new manufacturing and administrative building. Management anticipates no adverse future earnings impact from the software conversion or the move into new facilities. The Company believes expenditures made relating to acquiring management talent, updating its customer service software and adding additional capacity to be key contributing factors to its future growth.

Research and development expenditures of $280,234 or 1.6 percent of net sales for the quarter ended March 29, 1997 represented an increase of 119.3 percent over the quarter ended March 31, 1996 expenditures of $127,785 (1.2 percent of
net sales).   The increase in research and development expenditures is
evidence of the Company's continued efforts to remain at the forefront of the nutritional industry. The Company expects to continue expending funds and resources in research and development at higher levels than last year.

Net earnings totaled $1,123,283 during the quarter ended March 29, 1997, compared to $1,118,958 during the quarter ended March 31, 1996. In the quarter ended March 31, 1997, net earnings were adversely affected by three factors (as previously mentioned); the costs associated with settling into the new facility, the addition of senior management in the latter half of 1996, and the implementation of the customer service software. Both the implementation of the customer service software and the costs associated with settling into the new facilities are not expected to have an adverse impact on future net earnings. Furthermore, the relative costs associated with senior management salaries will diminish as sales grow.

Net earnings per common and common equivalent share for the quarter ended March 31, 1997 were $.18, the same as the quarter ended March 31, 1996.

The Company's quarter to quarter (March 29, 1997 to December 28, 1996) sales comparison resulted in an increase of $1,821,214, or approximately 12 percent, to $17,654,299. First quarter earnings increased to $1,123,283 from $989,795 in the fourth quarter of fiscal 1996, representing an increase of 13 percent.

Liquidity and Capital Resources

At March 29, 1997, current assets of the Company were approximately $7.9 million and current liabilities totaled approximately $6.1 million, resulting in net working capital of $1.8 million compared to net working capital of approximately $457,000 at December 28, 1996. The Company's current ratio was
1.30 to 1 at March 29, 1997, as compared to 1.05 to 1 at December 28, 1996. The increase is primarily due to cash generated from operations.

During the first quarter of 1997, the Company spent approximately $1.5 million
on capital expenditures.   To assist the Company in funding the aforementioned
acquisitions, USANA entered into a sale lease-back agreement with an unrelated, third-party leasing company. The agreement called for the sale of approximately $1,000,000 of book value of equipment held by the Company. The proceeds of one million dollars were received on March 13, 1997.

The Company's management demonstrated strong progress in its efforts to decrease inventory levels. Inventory decreased by $944,439 (14.8 percent) from the amount reported at December 28, 1996, of $6,399,128 to $5,454,689 at March 29, 1997.

In November of 1996, the Company entered into a line of credit agreement with a bank for $2,500,000. In February of 1997, the line of credit was increased to $3,500,000. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25 percent. The line of credit is collateralized by certain receivables, inventories, and equipment. The line of credit agreement also contains restrictive convenants requiring the Company to maintain certain financial ratios. As of March 29, 1997, the Company is in compliance with these convenants. The Company paid off the balance of $1,500,000 that existed at December 28, 1996, and there was no outstanding balance as of March 29, 1997. The line of credit agreement expires in May 1997; however, the Company is currently pursuing negotiations to extend the line of credit.

The Company believes that its current cash balances, the available line of credit and anticipated extension thereof, and cash provided by operations will be sufficient to cover its needs for the remainder of the year.

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

     Reliance Upon Independent Distributor Network. The Company's products are distributed exclusively through an extensive network marketing system of indepen dent distributors. These distributors are independent contractors who purchase products directly from the Company for their own use or for resale at retail prices. Distributors typically work at the distribution of the Company's products on a part-time basis and may engage in other business activities. The Company has a large number of distributors and a relatively small corporate staff to implement its marketing programs and provide motivational support. The Company's continued growth and success depends to a significant degree on its ability to retain and motivate its distributors and to attract new distributors by continuing to offer new products of superior quality and new marketing programs. Distributor agreements with the Company may be voluntarily terminated by distributors at any time. There is typically significant turnover in distributors from year to year. Because the Company's revenue is directly dependent upon the efforts of non-employee, independent distributors and future growth in sales volume will depend in large part upon an increase in the number of new distributors and/or improved productivity of the Company's distributors; turnovers, decreases in the size of the distributor force, seasonal or other decreases in purchase volume, costs associated with training new distributors and other expenses associated with these problems, may combine to reduce the revenues and profitability of the Company.

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

     Government Regulation-Products and Manufacturing. The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the countries, states and other localities in which the Company's products are sold. In October 1994 the "Dietary Supplement Health and Education Act of 1994" ("DSHEA") was enacted. The DSHEA defines dietary supplements (which include vitamins, minerals, nutritional supplements and herbs) and provides a regulatory framework to ensure safe, quality dietary supplements, and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the DSHEA and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. The DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, the DSHEA authorizes the FDA to promulgate current Good Manufacturing Practices ("GMP") specific to the manufacture of dietary supplements to be modeled after food GMP's. The Company currently manufactures its dietary supplement products pursuant to food GMP's.

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

As a result, the Company's ability toremain competitive depends in part upon the successful introduction of new products. The Company is also subject to significant competition from other marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

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

     Risks Associated with Material Supplies. The Company has short term contracts with some suppliers of raw material used in its products. Normally, materials used in manufacturing the Company's products are purchased on account or by purchase order. The Company has very few long term agreements for the supply of such materials. There is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company. Although the Company believes that it could establish alternate sources for most of itsproducts, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company.
For example, in the fourth quarter of 1996, the Company experienced difficulty in obtaining sufficient quantities of Vitamin E Succinate Powder, an ingredient required for the manufacture of several of its products. It is expected that the supplier's shortage will continue during 1997. As a consequence, the Company has been required to alter its product or to substitute a different product from another source. This and similar future product or ingredient shortages may adversely affect the Company's results of operations.

     Control by Principal Shareholder. Gull Holdings, Ltd., an Isle of Man limited company wholly-owned by Dr. Myron Wentz, is the beneficial owner of approximately 63 percent of the issued and outstanding shares of common stock of the Company. There are no cumulative voting rights under the Company's Articles of Incorporation and, therefore, this shareholder possesses the ability to elect all of the directors of the Company, to increase its authorized capital, to dissolve or merge the Company or to sell its assets and generally to exert substantial control over the business and operations of the Company.

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

     Anti-Takeover Protection. The Utah Control Shares Act (the "Control Shares Act") provides that any person or entity that acquires 20 percent or more of the outstanding voting shares of a publicly-held Utah corporation is denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights. The provisions of the Control Shares Act may discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of the Company's shareholders.

                          PART II.   OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360. The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol [R] product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol [R] product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. Having conducted a thorough investigation of the patent and the allegations made in the complaint, USANA believes that its manufacture and sale of the Proflavanol [R] product does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol [R] product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

On April 17, 1996, an unidentified party filed a request with the United States Patent and Trademark Office (PTO) to reexamine the validity of the patent now being asserted against USANA. On June 27, 1996, the PTO granted that request, and stated that a substantial new question of patentability had been raised. On January 13, 1997, the Patent Examiner responsible for the reexamination issued a written Office Action rejecting the validity of each of the claims of the patent based on a number of grounds. The owner of the patent has denied those rejections, and a final determination as to the patent's validity has not yet been issued by the PTO. However, if the PTO's rejection of the patent stands, INC would be precluded from proceeding with its lawsuit against USANA.

On March 21, 1997, the Federal Judge responsible for the lawsuit stayed the action until the PTO rules on the validity of the patent. Also, the Judge stayed the action until another lawsuit in France is resolved. That lawsuit does not involve USANA, but involves the question of whether INC has any ownership rights in the '360 patent. On March 25, 1997, the French court in that action ruled that INC does not own the '360 patent. If that ruling is upheld, INC may be barred from proceeding with the patent infringement action against USANA.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

     Item 601 Exhibit No. and Description
     ------------------------------------
     27   Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           USANA, INC.


April 28, 1997                             /s/ Gilbert A. Fuller
--------------                             ---------------------
                                           Gilbert A. Fuller
                                           Vice President of Finance and
                                           Principal Financial Officer