Form 10-Q
period 1997-06-28
USANA INC
filed 1997-08-07
CIK 896264

============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period  ended June 28, 1997

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission file number   0-21116

                                  USANA, INC.
            (Exact name of registrant as specified in its charter)

       UTAH                                                 87-0500306
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


                            3838  West Parkway Blvd.
                         Salt Lake City, Utah   84120
               (Address of principal executive offices, Zip Code)


                               (801) 954-7100
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No   [  ]


The number of shares outstanding of the registrant's common stock as of August 6, 1997 was 6,367,119.
============================================================================

                                USANA, INC.

               Index to Financial Statements and Exhibits
      Filed with the Quarterly Report of the Company on Form 10-Q
         For the Quarter and Six Months Ended June 28, 1997

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                  Page No.

     Consolidated Balance Sheets                                    3

     Consolidated Statements of Earnings - Quarter Ended            4

     Consolidated Statements of Earnings - Six Months Ended         5

     Consolidated Statements of Cash Flow   Six Months Ended        6

     Notes to Consolidated Financial Statements                     7-9

Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                          9-13


                        PART II.  OTHER INFORMATION

 Item 1.Legal Proceedings                                           13-14

 Item 4.Submission of Matters to a Vote of Security Holders         14

 Item 6.Exhibits and Reports on Form 8-K                            14

Signatures                                                          15

USANA, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Unaudited


As of                                                                     June 28, 1997     December 28, 1996
                                                                          --------------    -----------------
ASSETS:
Current Assets:
     Cash and cash equivalents                                            $   2,189,172      $     1,130,487
     Accounts receivable, net                                                    33,504               55,149
     Income tax receivable                                                         -                 405,503
     Inventories  (Note A)                                                    5,285,615            6,399,128
     Prepaid expenses and other current assets                                1,125,030              661,359
     Current maturities of notes receivable                                      28,601               27,212
     Deferred income taxes                                                      233,710              361,000
                                                                          --------------    -----------------
          Total current assets                                                8,895,632            9,039,838

Property and equipment, at cost (Note B)                                     11,758,525           11,549,813

Other assets
     Deposits on machinery                                                      769,205              423,319
     Notes receivable, less current maturities                                   31,596               46,252
     Other                                                                       19,618               19,618
                                                                          --------------    -----------------
          Total Assets                                                    $  21,474,576      $    21,078,840
                                                                          ==============    =================

LIABILITIES AND STOCKHOLDERS'  EQUITY:
Current liabilities:
     Accounts payable                                                     $   3,052,350      $     4,709,028
     Line of credit                                                                -               1,500,000
     Other current liabilities (Note C)                                       3,102,904            2,373,533
                                                                          --------------    -----------------
           Total current liabilities                                          6,155,254            8,582,561

Deferred income taxes                                                           180,630              129,000

Stockholders' equity:
     Common stock, no par value:
           Authorized -- 50,000,000 shares, issued and
           outstanding 6,354,119  as of June 28, 1997
           and 6,351,119 as of December 28, 1996                              6,777,994            6,768,844
     Cumulative foreign currency translation adjustment                         (12,926)               9,786
     Retained earnings                                                        8,373,624            5,588,649
                                                                          --------------    -----------------
           Total stockholders' equity                                        15,138,692           12,367,279
                                                                          --------------    -----------------
                Total liabilities and stockholders' equity                $  21,474,576      $    21,078,840
                                                                          ==============    =================

        The accompanying notes are an integral part of these statements.

USANA, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Unaudited




Quarter Ended                                                         June 28, 1997      June 30, 1996
                                                                     ---------------    ---------------

  Net sales                                                          $   21,046,000     $   14,214,782
  Cost of sales                                                           4,394,436          3,069,426
                                                                     ---------------    ---------------
         Gross profit                                                    16,651,564         11,145,356

  Operating Expenses:
      Distributor incentives                                              9,807,114          6,337,838
      Selling, general, and administrative                                3,970,757          2,304,371
      Research and development                                              298,835            155,706
                                                                     ---------------    ---------------
         Total operating expenses                                        14,076,706          8,797,915
                                                                     ---------------    ---------------
         Earnings from operations                                         2,574,858          2,347,441

 Other income (expense):
      Interest income                                                        31,560             39,313
      Interest expense                                                         (233)              (472)
      Gain on sale of property and equipment                                  7,066              5,784
      Other, net                                                              3,476             (5,585)
                                                                     ---------------    ---------------
         Total other income                                                  41,869             39,040
                                                                     ---------------    ---------------

         Earnings before income taxes                                     2,616,727          2,386,481

 Income taxes                                                               955,035            917,274
                                                                     ---------------    ---------------
         NET EARNINGS                                                $    1,661,692     $    1,469,207
                                                                     ===============    ===============

 Earnings per common share (Note D)                                  $         0.26     $         0.23
                                                                     ===============    ===============

 Earnings per common share - assuming dilution (Note D)              $         0.25     $         0.22
                                                                     ===============    ===============

          The accompanying notes are an integral part of these statements.

USANA, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Unaudited



Six Months Ended                                                      June 28, 1997      June 30, 1996
                                                                     ---------------    ---------------

  Net sales                                                          $   38,700,299     $   24,768,942
  Cost of sales                                                           8,153,486          5,107,184
                                                                     ---------------    ---------------
          Gross profit                                                   30,546,813         19,661,758

  Operating Expenses:
       Distributor incentives                                            18,155,435         11,154,273
       Selling, general, and administrative                               7,373,360          4,141,297
       Research and development                                             579,069            283,491
                                                                     ---------------    ---------------
          Total operating expenses                                       26,107,864         15,579,061
                                                                     ---------------    ---------------

          Earnings from operations                                        4,438,949          4,082,697

  Other income (expense):
       Interest income                                                       43,188             89,147
       Interest expense                                                      (7,783)              (856)
       Gain on sale of property and equipment                                14,637              5,784
       Other, net                                                            13,783              7,547
                                                                     ---------------    ---------------
          Total other income                                                 63,825            101,622
                                                                     ---------------    ---------------

          Earnings before income taxes                                    4,502,774          4,184,319

  Income taxes                                                            1,717,799          1,596,154
                                                                     ---------------    ---------------

          NET EARNINGS                                               $    2,784,975     $    2,588,165
                                                                     ===============    ===============

  Earnings per common share (Note D)                                 $         0.44     $         0.41
                                                                     ===============    ===============

  Earnings per common share - assuming dilution (Note D)             $         0.42     $         0.39
                                                                     ===============    ===============

        The accompanying notes are an integral part of these statements.

USANA, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited


SIX MONTHS ENDED                                                           June 28, 1997       June 30, 1996
                                                                          ---------------     ---------------

NET CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings                                                            $    2,784,975      $    2,588,165
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                             795,283             285,032
       Gain on sale of property and equipment                                    (14,637)             (5,784)
       Deferred income taxes                                                     178,920                 101
       Reserve for inventory obsolescence                                         65,000                -
       Changes in operating assets and liabilities:
            Accounts receivable                                                   21,645            (115,232)
            Income tax receivable                                                405,503                -
            Inventories                                                        1,048,513          (1,883,926)
            Prepaid expenses and other assets                                   (809,557)           (558,710)
            Accounts payable                                                  (1,656,678)            509,568
            Other current liabilities                                            729,371             420,597
                                                                          ---------------     ---------------
                 Net cash provided by operating activities                     3,548,338           1,239,811

NET CASH FLOW FROM INVESTING ACTIVITIES:
  Principal receipts on notes receivable                                          13,267                -
  Purchases of property and equipment                                         (2,048,872)         (3,479,963)
  Proceeds from the sale of property and equipment                             1,059,514               9,400
                                                                          ---------------     ---------------
                 Net cash used in investing activities                          (976,091)         (3,470,563)

NET CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term obligations                                       -                 (2,616)
  Proceeds from the exercise of stock options                                      9,150             141,825
  Increase (decrease) in line of credit                                       (1,500,000)          1,000,000
                                                                          ---------------     ---------------
                 Net cash provided by (used in) financing activities          (1,490,850)          1,139,209

  Effect of exchange-rate changes on cash and cash equivalents                   (22,712)             (3,493)
                                                                          ---------------     ---------------
  Net increase (decrease) in cash and cash equivalents                         1,058,685          (1,095,036)
  Cash and cash equivalents at beginning of period                             1,130,487           2,976,406
                                                                          ---------------     ---------------
  Cash and cash equivalents at end of period                              $    2,189,172      $    1,881,370
                                                                          ===============     ===============

Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the six months ended June 28, 1997 for
     Interest                                                             $        7,783      $          856
     Income Taxes                                                              1,364,458           2,482,190


       The accompanying notes are an integral part of these statements.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                       NOTES TO THE FINANCIAL STATEMENTS

Basis of Presentation

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiary (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 28, 1997, and for the quarters and six-month periods ended June 28, 1997, and June 30, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996. The results of operations for the quarter and six months ended June 28, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 27, 1997.

NOTE A - INVENTORIES

Inventories consist of the following:
                                      June 28, 1997      December 28, 1996
                                     ---------------    -------------------

     Raw materials                     $ 1,440,664        $  2,487,907
     Work in process                       814,836             455,315
     Finished goods                      3,095,115           3,455,906
     Reserve for obsolescence              (65,000)                  0
                                     ---------------    -------------------
                                       $ 5,285,615        $  6,399,128
                                     ===============    ===================
NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          June 28, 1997    December 28, 1996
                                         --------------   ------------------

     Building                              $ 5,402,931          $ 5,034,304
     Laboratory and production equipment     1,315,596            2,337,358
     Computer equipment                      3,150,792            2,347,347
     Furniture and fixtures                  1,201,341              684,481
     Automobiles                               285,039              285,039
                                         --------------   ------------------
                                            11,355,699           10,688,529

     Less accumulated depreciation and
     amortization                            1,659,284            1,196,779
                                         --------------   ------------------
                                             9,696,415            9,491,750

     Land                                    1,772,785            1,772,785
     Land improvements                         289,325              285,278
                                         --------------   ------------------
                                           $11,758,525          $11,549,813
                                         ==============   ==================

NOTE C - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                          June 28, 1997   December 28, 1996
                                         ---------------  -----------------

     Employee compensation and
       related items                        $  524,555        $  400,623
     Distributor incentives                    773,796           614,559
     Income taxes                              449,192            95,851
     Sales taxes                               555,367           887,487
     Deferred revenue                          119,157           177,488
     Other                                     680,837           197,525
                                          --------------  -----------------
                                            $3,102,904        $2,373,533
                                          ==============     =============
NOTE D - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both "basic" and "diluted" earnings per share. A "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The following table illustrates the effect on the Company of adopting SFAS No. 128.


                                                             For the Quarter Ended June 28, 1997
                                                       Earnings           Shares            Per-Share
                                                     (Numerator)       (Denominator)         Amount
                                                     ------------      -------------     -------------
Basic EPS
Earnings available to common shareholders             $ 1,661,692        6,352,504            $0.26
                                                                                         =============
Effect of Dilutive Securities
Stock options                                                -             290,186
                                                     ------------      -------------
Diluted EPS
Earnings available to common shareholders             $ 1,661,692        6,642,690            $0.25
                                                     ============      =============     =============

     Options to purchase 525,000 shares of common stock at $15.66 a share were outstanding during the quarter. They were not included in the computation of EPS because their exercise price was greater than the average market price of the common shares.


                                                             For the Quarter Ended June 30, 1996
                                                       Earnings           Shares            Per-Share
                                                     (Numerator)       (Denominator)         Amount
                                                     ------------      -------------     -------------
Basic EPS
Earnings available to common shareholders             $ 1,469,207        6,285,850            $0.23
                                                                                         =============
Effect of Dilutive Securities
Stock options                                                -             361,185
                                                     ------------      -------------
Diluted EPS
Earnings available to common shareholders             $ 1,469,207        6,647,035            $0.22
                                                     ============      =============     =============

                                                         For the Six Months Ended June 28, 1997
                                                       Earnings           Shares            Per-Share
                                                     (Numerator)       (Denominator)         Amount
                                                     ------------      -------------     -------------
Basic EPS
Earnings available to common shareholders             $ 2,784,975        6,351,811            $0.44
                                                                                         =============
Effect of Dilutive Securities
Stock options                                                -             320,970
                                                     ------------      -------------
Diluted EPS
Earnings available to common shareholders             $ 2,784,975        6,672,781            $0.42
                                                     ============      =============     =============

                                                           For the Six Months Ended June 30, 1996
                                                       Earnings           Shares            Per-Share
                                                     (Numerator)       (Denominator)         Amount
                                                     ------------      -------------     -------------
Basic EPS
Earnings available to common shareholders             $ 2,588,165        6,282,984            $0.41
                                                                                         =============
Effect of Dilutive Securities
Stock options                                                -             313,681
                                                     ------------      -------------
Diluted EPS
Earnings available to common shareholders             $ 2,588,165        6,596,665            $0.39
                                                     ============      =============     =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.
IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," " PROJECTED" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW [SEE PART I ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS THAT MAY AFFECT OPERATING RESULTS] AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

Results of Operations

Quarters Ended June 28, 1997 and June 30, 1996

Net sales for the quarter ended June 28, 1997 totaled $21.0 million as compared to $14.2 million for the quarter ended June 30, 1996, an increase of $6.8 million or 47.9%. The sales growth is primarily the result of an increase in the number of independent distributors in the United States and Canada.

Cost of sales, as a percent of net sales, decreased to 20.9% in the second quarter of 1997 from 21.6% in the second quarter of 1996. The improvement in the cost of sales percentage is attributed to achieving efficiencies derived from increased sales (enabling the use of larger batch sizes) and the ability to utilize more of the Company's previously idle capacity.

Distributor incentives of $9.8 million (46.7% of net sales) for the quarter ended June 28, 1997 represented an increase of $3.5 million, or 55.6% as compared to the same quarter in 1996. The increase in the amount of distributor incentives paid by USANA is primarily the result of a corresponding increase in commissionable sales. As a percent of net sales, distributor incentives increased 2.3% to 46.7% in the second quarter of 1997 compared to 44.4% for the quarter ended June 30, 1996. Higher distributor incentives as a percent of net sales was partially due to sales mix changes which included a decreased proportion of sales aids (i.e. audio tapes, video tapes, brochures, miscellaneous literature, and other promotional type materials), on which no commissions are paid, and also a general maturation of the Company's distributor network. Management believes that in recent quarters the total distributor incentives paid, as a percentage of net sales, have modestly exceeded a level that will enable the Company to reach profitability objectives. As described below (see Recent Developments), the Company has adjusted its prices so as to increase the contribution margin of its sales after cost of sales and distributor incentives.

Selling, general and administrative expenses, during the quarter ended June 28, 1997, totaled $4.0 million or 19.0% of net sales, compared to $2.3 million or 16.2% of net sales in the same quarter of 1996. The $1.7 million dollar increase in selling, general and administrative expenses is a function of the Company's sales growth and, to a lesser extent, preparation for further international expansion. In anticipation of such expansion, USANA made significant investments in hiring management talent in the third and fourth quarters of 1996. The Company believes such expenditures are a primary component to its future growth strategy, both domestically and internationally.

Research and development expenditures of $298,835 or 1.4% of net sales, for the quarter ended June 28, 1997 represented an increase of $143,129 (91.9%) over similar expenditures incurred for the same quarter in 1996. The increase in research and development expenditures is driven primarily by the preparation of new products introduced at the Company's annual international convention (the "Convention") and driven secondarily by the cost of developing formulations of both new and existing products for new markets.

For the most recent quarter, USANA posted record net earnings of $1.7 million or $0.26 per common share on record revenue of $21.0 million versus net earnings of $1.5 million or $0.23 earnings per common share on revenue of $14.2 million for the second quarter of 1996. Net earnings for the second quarter of 1997 represented 7.9% of net sales as compared to a profit margin of 10.3% for the same period in 1996. The decrease in profitability is the result of increased distributor incentives and SG&A expenditures (as described above).

Quarter-to-quarter (June 28, 1997 versus March 29, 1997) growth evidenced significant progress. Second quarter per-share earnings increased 44.4% over the $0.18 per share generated in the first three months of 1997, with revenue up 18.6% to $21.0 million versus the $17.7 million reported in the first quarter.

Six Months Ended June 28, 1997 and June 30, 1996

Net sales, for the six months ended June 28, 1997, totaled $38.7 million, an increase of $13.9 million or 56.0%, over the $24.8 million for the same period in 1996. The increase can be attributed primarily to an increase of the Company's independent distributor base in United States and Canada.

Cost of sales, as a percent of net sales, increased to 21.1% for the six months ended June 28, 1997 from 20.6% for same period in 1996. The increase in the cost of sales percentage is primarily attributed to the rising costs of underlying raw materials and direct labor with no accompanying increase in the price the Company charges for its products.

The Company's distributor incentives of $18.2 million (47.0% of net sales) for the six months ended June 28, 1997 represented an increase of $7.0 million, or 62.5% as compared to the six months ended June 30, 1996. The increase in the amount of distributor incentives paid by USANA is primarily the result of a corresponding increase in commissionable sales. As a percent of net sales, distributor incentives increased 1.8% to 47.0% for the six months ended June 30, 1997 when compared to 45.2% for the same period in 1996. Higher distributor incentives as a percent of net sales resulted from a change in the sales mix, which included a decreased proportion of sales aids (on which no commissions are paid), and also a general maturation of the Company's distributor network. Management believes that, in recent quarters, the total distributor incentives paid, as a percentage of net sales, have modestly exceeded a level that will enable the Company to reach profitability objectives. As described below (see Recent Developments) the Company has adjusted its prices so as to increase the contribution margin of its sales after cost of sales and distributor incentives.

Selling, general and administrative expenses, during the first six months of 1997, totaled $7.4 million or 19.1% of net sales, compared to $4.1 million or 16.5% of net sales in the same quarter of 1996. The $3.3 million increase in selling, general and administrative expenses is a function of the Company's sales growth and, to a lesser extent, preparation for international expansion. Management believes the investments the Company has made in selling, general and administrative type expenditures in the first six months of 1997 to be key contributing factors to its future success both domestically and internationally.

Research and development expenditures of $579,069 or 1.5% of net sales for the six months ended June 28, 1997 represented an increase of $295,578 (104.3%) over similar expenditures incurred for the same period in 1996. The increase in research and development expenditures is driven primarily by the preparation of new products introduced at the Convention and driven secondarily by the cost of developing formulations of both new and existing products for new markets.

For the most recent six-month period, USANA reported net earnings of $2.8 million or $0.44 per common share on revenue of $38.7 million. In comparison, the Company posted net earnings of $2.6 million or $0.41 per common share on revenue of $24.8 million for the first six months of 1996.

Recent Developments

At the Convention, held July 17-19, 1997, in Salt Lake City, Utah, the Company formally announced its plans to expand its presence into the
countries of Australia and New Zealand during fiscal 1998.   Management
believes the market potential of Australia and New Zealand, the relative ease of entry into the two countries, and their gateway position into Asia combine to make expansion into Australia and New Zealand an attractive option. The Company also intends to make its products available in the Caribbean in fiscal 1998.

At the Convention, the Company also introduced a broad repricing strategy across its product line, structured so as to improve its overall product contribution margins. Under the new price structure, the Company has increased prices on certain of its products while reducing prices on others. These announced price changes are the first in the Company's five-year history. Management does not anticipate that the price changes will have an adverse effect on unit sales growth or the Company's distributor base.

Also introduced at the Convention were several distributor retention programs. These programs should improve the bottom line for both the Company and its distributors. The programs include a co-branded credit card offered through MBNA America (bearing USANA's logo) and a telecommunications program offered through UniDial Communications. A distributor stock purchase plan was also launched at the convention.

The Company distributes the majority of its products via United Parcel Service ("UPS"). On August 4, 1997, UPS union workers initiated a strike. The Company believes it can continue effectively distributing its products for the duration of the strike; however, no assurance can be given that the distribution alternatives available to the Company will fulfill its long-term needs. On July 30, 1997, in anticipation of the UPS strike, the Company began using the United States Postal Service to distribute its products in the United States. There can be no assurance that the Company will not suffer materially adverse consequences as a result of the UPS strike.

Liquidity and Capital Resources

At June 28, 1997, current assets of the Company were approximately $8.9 million and current liabilities totaled approximately $6.2 million, resulting in net working capital of $2.7 million compared to net working capital of $.5 million at December 28, 1996, an increase of $2.2 million. The Company's current ratio was 1.44 to 1 at June 28, 1997, as compared to
1.05 to 1 at December 28, 1996. Cash and cash equivalents increased from $1.1 million at December 28, 1996 to $2.2 million as of June 28, 1997, an increase of $1.1 million. The increase in cash and the Company's current ratio is primarily the result of cash generated from operations.

During the first six months of 1997, the Company spent approximately $2.0
million on property and equipment.   To assist the Company in funding the
acquisitions, USANA entered into a sale leaseback agreement with an unrelated, third party leasing company. The agreement called for the sale of approximately $1,000,000 of book value of equipment held by the Company. Proceeds of one million dollars were received on March 13, 1997.

During the six months ended June 28, 1997, the Company's management demonstrated progress in its efforts to decrease inventory levels. Inventory decreased by $1.1 million (17.4%) from the amount reported at December 28, 1996 of $6.4 million to $5.3 million at June 28, 1997.

On May 30, 1997, the Company re-negotiated its line of credit. The new terms call for an increase in the available line to $5.0 million from the previously available $3.5 million. The line of credit agreement expires in May 1998. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line of credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of June 28, 1997, the Company was in compliance with these convenants. The Company paid off the balance of $1.5 million that existed at December 28, 1996, and there was no outstanding balance as of June 28, 1997.

The Company expects to spend between $750,000 and $1.0 million in the third quarter of 1997 on administrative and production software and hardware as well as peripheral expenditures such as vendor training.

The Company believes that its current cash balances, the available line of credit, and cash provided by operations will be sufficient to cover its needs for the next twelve months. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required; however, no assurance can be given that additional financing, if required, would be available on favorable terms.


Certain Factors That May Affect Operating Results

When used in this report, the terms "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that may cause results to differ from expectations were reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1996 and in the Quarterly Report on Form 10-Q for the quarter ended March 27, 1997. Except as noted elsewhere in this report
(such as the recent UPS strike), the factors identified in those previously filed reports continue to be significant considerations for the Company.


                       PART II.   OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360. The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. Having conducted a thorough investigation of the patent and the allegations made in the complaint, USANA believes that its manufacture and sale of the Proflavanol product does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

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

Item 4.     Submission of Matters to a Vote of Security Holders

     At its Annual Meeting of Shareholders on May 29, 1997, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

       (1)   Election of directors;
       (2) Approval of the Board of Directors' selection of Grant Thornton LLP, as the Company's independent certified public accountants.

     A total of 5,362,661 shares (approximately 84%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

      1.For the directors as follows:

                                                        # Shares Abstaining/
 Name                   # Shares For   # Shares Against       Withheld
-------------------     ------------   ----------------  -------------------
Dr. Myron Wentz           5,359,660            0                1,750
David Wentz               5,354,555           25                6,730
Ronald S. Poelman         5,359,535           25                1,750
Dr. Suzanne Winters       5,359,560            0                1,750
Robert Anciaux            5,359,435           25                1,850

     2. For the ratification of Grant Thornton LLP as the independent certified accountants of the Company as follows:

                        # Shares For   # Shares Against # Shares Abstaining
                       ------------   ----------------  -------------------
                          5,357,803           2,400             1,750

Broker non-votes were counted as abstentions on matter 2 above.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

            Item 601 Exhibit No. and Description

            11    Statement re Computations of Per Share Earnings (included
                  in Note D to interim financial statements)
            27    Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




August 7, 1997                       /s/ Gilbert A. Fuller
-------------------------           -----------------------------
Date                                 Gilbert A. Fuller
                                     Vice President of Finance and
                                     Principal Financial Officer