Form 10-Q
period 1997-09-27
USANA INC
filed 1997-10-31
CIK 896264

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 27, 1997.

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

                                 (801)954-7100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]  No [ ]

The number of shares outstanding of the registrant's common stock as of October 28, 1997 was 6,384,619.



                                     USANA, INC.

                 Index to Financial Statements and Exhibits
         Filed with the Quarterly Report of the Company on Form 10-Q
           For the Quarter and Nine Months Ended September 27, 1997


                      PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements:                                   Page No.
             ---------------------                                   --------

             Consolidated Balance Sheets                                 3

             Consolidated Statements of Earnings                         4-5

             Consolidated Statements of Cash Flows                       6

             Notes to Consolidated Financial Statements                  7-9

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations             9-13


                      PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           13-14

Item 2.     Changes in Securities                                          14

Item 3.     Defaults upon Senior Securities                                14

Item 4.     Submission of Matters to a Vote of Security Holders            14

Item 5.     Other Information                                              14

Item 6.     Exhibits and Reports on Form 8-K                               14

Signatures                                                                 15

      USANA, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Unaudited

As of                                              September 27, 1997   December 28, 1996
-----------------                                  ------------------   -----------------
ASSETS:
Current Assets:
     Cash and cash equivalents                     $ 2,809,793          $  1,130,487
     Accounts receivable, net                          166,750                55,149
     Income tax receivable                                   -               405,503
     Inventories (Note A)                            6,122,844             6,399,128
     Prepaid expenses and other current assets       1,338,622               661,359
     Current maturities of notes receivable             29,322                27,212
     Deferred income taxes                             386,356               361,000
                                                   -----------           -----------
          Total current assets                      10,853,687             9,039,838

Property and equipment, at cost (Note B)            12,898,293            11,549,813

Other assets
     Deposits on machinery                             556,990               423,319
     Notes receivable, less current maturities          23,989                46,252
     Other                                              19,618                19,618
                                                   -----------           -----------
          Total Assets                             $24,352,577           $21,078,840
                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current liabilities:
     Accounts payable                              $ 3,170,061           $ 4,709,028
     Line of credit                                          -             1,500,000
     Other current liabilities (Note C)              3,698,977             2,373,533
                                                   -----------           -----------
          Total current liabilities                  6,869,038             8,582,561

Deferred income taxes                                  245,057               129,000

Stockholders' equity:
     Common stock, no par value:
       Authorized -- 50,000,000 shares, issued
       and outstanding 6,384,619 as of
       September 27, 1997 and 6,351,119 as of
       December 28, 1996                             7,019,805             6,768,844

     Cumulative foreign currency translation
       adjustment                                      (10,773)                9,786
     Retained earnings                              10,229,450             5,588,649
                                                   -----------           -----------
          Total stockholders' equity                17,238,482            12,367,279
                                                   -----------           -----------
               Total liabilities and
                  stockholders' equity             $24,352,577           $21,078,840
                                                   ===========           ===========

         The accompanying notes are an integral part of these statements.
                                             3

USANA, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Unaudited

Quarter Ended                                  September 27, 1997    September 30, 1996
----------------------                         ------------------    ------------------
Net sales                                      $22,872,592           $16,098,095
Cost of sales                                    4,808,903             3,381,640
                                               -----------           -----------
     Gross profit                               18,063,689            12,716,455

Operating Expenses:
     Distributor incentives                     10,437,691             7,392,919
     Selling, general, and administrative        4,273,139             2,840,268
     Research and development                      385,892               189,956
                                               -----------           -----------
          Total operating expenses              15,096,722            10,423,143
                                               -----------           -----------
          Earnings from operations               2,966,967             2,293,312

Other income (expense):
     Interest income                                54,790                33,883
     Interest expense                               (2,510)              (22,046)
     (Loss) gain on sale of property
          and equipment                            (11,684)               65,028
     Other, net                                      2,149                 7,961
                                               -----------           -----------
          Total other income                        42,745                84,826
                                               -----------           -----------
          Earnings before income taxes           3,009,712             2,378,138

Income taxes                                     1,153,886               920,800
                                               -----------           -----------
          NET EARNINGS                         $ 1,855,826           $ 1,457,338
                                               ===========           ===========
Earnings per common and common
     equivalent share (Note D)                 $      0.29           $      0.23
                                               ===========           ===========
Weighted average common shares outstanding       6,368,163             6,338,141
                                               ===========           ===========



         The accompanying notes are an integral part of these statements.

USANA, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Unaudited

Nine Months Ended                              September 27, 1997    September 30, 1996
----------------------                         ------------------    ------------------
Net sales                                      $61,572,891           $40,867,037
Cost of sales                                   12,962,389             8,488,824
                                               -----------           -----------
     Gross profit                               48,610,502            32,378,213

Operating Expenses:
     Distributor incentives                     28,593,126            18,547,192
     Selling, general, and administrative       11,646,499             6,982,037
     Research and development                      964,961               473,447
                                               -----------           -----------
          Total operating expenses              41,204,586            28,002,676
                                               -----------           -----------
          Earnings from operations               7,405,916             6,375,537

Other income (expense):
     Interest income                                97,978               127,030
     Interest expense                              (10,293)              (22,430)
     Gain on sale of property and equipment          2,953                70,812
     Other, net                                     15,932                15,508
                                               -----------           -----------
          Total other income                       106,570               186,920
                                               -----------           -----------
          Earnings before income taxes           7,512,486             6,562,457

Income taxes                                     2,871,685             2,516,954
                                               -----------           -----------
          NET EARNINGS                         $ 4,640,801           $ 4,045,503
                                               ===========           ===========
Earnings per common and common
     equivalent share                          $      0.73           $      0.64
                                               ===========           ===========
Weighted average common shares outstanding       6,357,262             6,301,504
                                               ===========           ===========



         The accompanying notes are an integral part of these statements.

USANA, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

Nine Months Ended                                 September 27, 1997   September 30, 1996
-------------------------------------             ------------------   ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                      $ 4,640,801          $ 4,045,503
Adjustments to reconcile net earnings to
     net cash provided by (used in)
     operating activities:
     Depreciation and amortization                  1,256,383              467,391
     Gain on sale of property and equipment            (2,953)             (70,812)
     Deferred income taxes                             90,701                  101
     Provision for inventory obsolescence             137,826                    -
     Charitable contributions of equipment              2,974                    -
     Changes in operating assets and
          liabilities:
          Accounts receivable                        (111,601)             (20,774)
          Income tax receivable                       405,503                    -
          Inventories                                 138,458          ( 3,410,172)
          Prepaid expenses and other assets          (810,934)            (446,548)
          Accounts payable                         (1,538,967)           2,238,313
          Other current liabilities                 1,325,444              712,997
                                                  -----------          -----------
              Net cash provided by operating
                  activities                        5,533,635            3,515,999

NET CASH FLOW FROM INVESTING ACTIVITIES:

     Principal receipts on notes receivable            20,153                6,233
     Issuance of notes receivable                           -              (86,087)
     Purchases of property and equipment           (3,718,536)          (6,159,470)
     Proceeds from the sale of property
         and equipment                              1,113,652              111,000
                                                  -----------          -----------
         Net cash used in investing activities     (2,584,731)          (6,128,324)

NET CASH FLOW FROM FINANCING ACTIVITIES:

     Principal payments on long-term
         obligations                                        -              (14,819)
     Tax benefit of the exercise of stock
         options                                      148,786                    -
     Proceeds from the exercise of stock
         options                                      102,175              186,050
     (Decrease) increase in line of credit         (1,500,000)           1,000,000
                                                  -----------          -----------
          Net cash (used in) provided by
              financing activities                 (1,249,039)           1,171,231

Effect of exchange-rate changes on cash and
      cash equivalents                                (20,559)              (1,077)
                                                  -----------          -----------
Net increase (decrease) in cash and cash
      equivalents                                   1,679,306           (1,442,171)
Cash and cash equivalents at beginning of period    1,130,487            2,976,406
                                                  -----------          -----------
Cash and cash equivalents at end of period        $ 2,809,793          $ 1,534,235
                                                  ===========          ===========

Supplemental disclosures of cash flow
     information
Cash paid during the nine-month periods ended
September 27, 1997 and September 30, 1996 for
     Interest                                     $    10,293          $    22,430
     Income taxes                                   1,983,831            3,289,453



         The accompanying notes are an integral part of these statements.

                                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NOTES TO THE FINANCIAL STATEMENTS
Basis of Presentation

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiary (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of September 27, 1997, and for quarters and nine months ended September 27, 1997, and September 30, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1996. The results of operations for the quarter and nine months ended September 27, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 27, 1997.

NOTE A - INVENTORIES

Inventories consist of the following:

                                          September 27, 1997    December 28, 1996
                                          ------------------    -----------------
  Raw materials                           $2,488,880            $2,487,907
  Work in process                            868,058               455,315
  Finished goods                           2,903,732             3,455,906
  Provision for inventory obsolescence      (137,826)                    0
                                          ----------             ---------
                                          $6,122,844            $6,399,128
                                          ==========            ==========

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        September 27, 1997    December 28, 1996
                                        ------------------    -----------------
Building                                $ 5,412,527           $ 5,034,304
Land improvements                           289,325               285,278
Leasehold improvements                       50,898                     0
Laboratory and production equipment       1,427,826             2,337,358
Computer equipment                        4,437,395             2,347,347
Furniture and fixtures                    1,249,753               684,481
Automobiles                                 285,039               285,039
                                         ----------            ----------
                                         13,152,763            10,973,807
Less accumulated depreciation
and amortization                          2,027,255             1,196,779
                                         ----------            ----------
                                         11,125,508             9,777,028
Land                                      1,772,785             1,772,785
                                         ----------            ----------
                                        $12,898,293           $11,549,813
                                         ==========            ==========
NOTE C - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                           September 27, 1997    December 28, 1996
                                           ------------------    -----------------
Employee compensation and related items    $  440,918            $  400,623
Distributor incentives                        874,228               614,559
Income taxes                                  390,787                95,851
Sales taxes                                   689,347               887,487
Deferred revenue                              613,432               177,488
Other                                         690,265               197,525
                                            ---------             ---------
                                           $3,698,977            $2,373,533
                                            =========             =========

NOTE D - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The following table illustrates the effect on the Company of presenting EPS in accordance with SFAS No. 128.

                              For the Quarter Ended September 27, 1997

                                    Earnings       Shares          Per-Share
                                    (Numerator)    (Denominator)   Amount
                                    -----------    -------------   ---------
Basic EPS
Earnings available to common
shareholders                        $ 1,855,826    6,368,163       $0.29
                                                                   =========
Effect of Dilutive Securities
Stock options                                 -      263,095
                                    -----------    ---------
Diluted EPS
Earnings available to common
shareholders                        $ 1,855,826    6,631,258       $0.28
                                    ===========    =========       ========

     Options to purchase 490,000 shares of common stock at $15.66 a share were outstanding during the quarter. They were not included in the computation of EPS because their exercise price was greater than the average market price of the common shares.

                                    For the Quarter Ended September 30, 1996

                                    Earnings      Shares          Per-Share
                                    (Numerator)   (Denominator)   Amount
                                    -----------   -------------   ---------
Basic EPS
Earnings available to common
shareholders                        $ 1,457,338   6,338,141       $0.23
                                                                  =====
Effect of Dilutive Securities
Stock options                                 -     494,243
                                    -----------   ---------
Diluted EPS
Earnings available to common
shareholders                        $ 1,457,338   6,832,384       $0.21
                                    ===========   =========       =====

                               For the Nine Months Ended September 27, 1997

                               Earnings      Shares           Per-Share
                               (Numerator)   (Denominator)    Amount
                               -----------   -------------    ---------
Basic EPS
Earnings available to common
shareholders                   $ 4,640,801   6,357,262        $0.73
                                                              =====
Effect of Dilutive Securities
Stock options                            -     276,424
                               -----------   ---------

Diluted EPS
Earnings available to common
shareholders                   $ 4,640,801   6,633,686        $0.70
                               ===========   =========        =====

                                For the Nine Months Ended September 30, 1996

                                Earnings       Shares         Per-Share
                                (Numerator)    (Denominator)  Amount
                                -----------    -------------  ---------
Basic EPS
Earnings available to common
shareholders                    $ 4,045,503    6,301,504      $0.64
                                                              =====
Effect of Dilutive Securities
Stock options                             -      352,337
                                -----------    ---------
Diluted EPS
Earnings available to common
shareholders                    $ 4,045,503    6,653,841      $0.61
                                ===========    =========      =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS             OF OPERATIONS

                         FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PROJECTED" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Net sales increased 42.2% and 50.6% to $22.9 million and $61.6 million from $16.1 million and $40.9 million for the quarter and nine months ended September 27, 1997, respectively, compared to the same periods in 1996. The growth in net sales is primarily attributable to two factors. First, the Company introduced several new products at its Annual International Convention (the "Convention") held in July 1997. Second, the Company's independent distributor base continued to grow resulting in a corresponding increase in unit sales. It should also be noted that a price increase phased in during the third quarter of 1997 is expected to contribute modestly to sales in the fourth quarter. Net sales in the US increased 27.0% and 32.0% to $16.0 million and $43.3 million from $12.6 million and $32.8 million for the quarter and nine months ended September 27, 1997, respectively, compared to the same periods in 1996. In comparison, net sales in Canada increased 97.1% and 125.9% to $6.9 million and $18.3 million from $3.5 million and $8.1 million for the quarter and nine months ended September 27, 1997, respectively, compared to the same periods in 1996.

Cost of sales as a percent of net sales remained constant at 21.0% for the third quarters ended 1997 and 1996. For the nine-month period ended September 27, 1997, cost of sales increased, as a percent of net sales, to 21.1% as compared to 20.8% for the same period in 1996. The modest increased in the cost of sales percentage for the nine months ended September 27, 1997 was influenced by several events. First, there was an increase in the underlying cost of materials and direct labor with no accompanying increase in the price the Company charges for its products; however, a price increase was phased in during the third quarter of 1997. Price increases effected during the quarter should offset the aforementioned increase in raw material and direct labor costs during the fourth quarter. Second, with the introduction of new products and preparation for international expansion, the cost of sales percentage has suffered due to customary start-up costs on new products. Finally, due to the release of new products and modification of existing products, USANA increased its provision for potential inventory obsolescence.

Distributor incentives as a percent of net sales decreased to 45.6% and increased to 46.4% from 45.9% and 45.4% for the quarter and nine months ended September 27, 1997, respectively, for the same periods in 1996. The increase in distributor incentives for the nine months ended September 27, 1997 as compared to the same period in 1996 resulted from the continual maturation of the Company's distributor base. The change in the Company's distributor incentives in the third quarter of 1997 compared to the third quarter of 1996 can be attributed to several factors. First, the continual maturation of the Company's distributor base has caused a corresponding increase in the distributor incentives percentage. Second, during the third quarter of 1997, USANA introduced a broad repricing strategy across its product line to help manage distributor incentives. The new price structure creates a spread between what the distributor pays for the product versus what the distributor receives towards sales volume. Finally, the Company initiated a change in its Leadership Bonus Program where leaders bonuses have been increased from 2% to 3% of the sales volume generated in a given week. The combined effect of a maturing distributor base, the introduction of the new pricing structure and the change in the Leadership Bonus Program resulted in decreased distributor incentives of 0.3% in the third quarter of 1997 compared to the same period in 1996. Management believes the changes made in the distributor compensation plan and the price structure provides an opportunity to better manage distributor incentives prospectively.

Selling, general and administrative ("SG&A") expenses increased to $4.3 million and $11.6 million from $2.8 million and $7.0 million for the quarter and nine months ended September 27, 1997, respectively, for the same periods in 1996. As a percent of net sales, SG&A expenses increased to 18.8% for the quarter and nine months ended September 27, 1997 from 17.4% and 17.1%, respectively, for the same periods in 1996. The increase in SG&A costs can be attributed to several factors. First, the Company acquired, in the second and third quarter of 1996, significant management talent to facilitate future growth. Second, there was a need for additional support services and facilities to accommodate the growth in sales volume and the increased number of distributors. Third, in the fourth quarter of 1996, the implementation of new customer service software caused inefficiencies that carried into the first quarter of 1997. Finally, the Company made significant capital acquisitions of $1.7 million and $3.7 million during the third quarter and nine months ended September 27, 1997, respectively. The depreciation on the aforementioned acquisitions and acquisitions made in mid- to late-1996 had the effect of increasing SG&A costs as a percent of net sales by approximately 1.0% for the quarter and nine months ended September 27, 1997 over the same periods in 1996.

Research and development ("R&D") expenditures increased to $385,892 and $964,961 from $189,956 and $473,447 for the quarter and nine months ended
September 27, 1997, respectively, compared to the same periods in 1996.   As a
percent of net sales, R&D expenditures increased to 1.7% and 1.6% from 1.2% for the quarter and nine months ended September 27, 1997, respectively, compared to the same periods in 1996. The increase in R&D expenditures is evidence of the Company's ongoing commitment to remain at the forefront of the nutritional industry. USANA's team of scientists investigates new ingredients, develops new products, coordinates clinical trials and keeps abreast of the latest research in nutrition and degenerative diseases resulting in the continued development of high quality products.

Net earnings increased to $1.9 million and $4.6 million from $1.5 million and $4.0 million for the third quarter and nine months ended September 27, 1997, respectively, compared to the same periods in 1996. Net earnings in the quarter and nine months ended September 27, 1997 represented record highs for the Company. Results of operations yielded earnings per common and common equivalent shares of $0.29 and $0.73 in the third quarter and nine months ended September 27, 1997 compared to $0.23 and $0.64, respectively, for the same period in 1996. The increases in net earnings for the quarter and nine months ended September 27, 1997 as compared to the same periods in 1996 are due primarily to sales growth.

CONSECUTIVE QUARTER COMPARISON

In the third quarter of 1997, net sales increased to $22.9 million from the $21.0 million reported in the second quarter of 1997, an increase of 9.0%. Distributor incentives, as a percent of net sales, decreased to 45.6% in the third quarter of 1997 from the 46.7% reported in the second quarter of 1997. Net earnings grew from $1.7 million in the second quarter to $1.9 million in the third quarter of 1997, an increase of 11.8%. The third quarter of 1997 represents the second consecutive quarter where earnings growth has exceeded that of sales growth. Earnings growth has outpaced sales growth due to distributor incentives and SG&A expenditures decreasing as a percentage of net sales.

RECENT DEVELOPMENTS

At the Convention, held July 17-19, 1997, in Salt Lake City, Utah, the Company formally announced its plans to expand its presence into the countries of Australia and New Zealand during fiscal 1998. The Company also intends to make its products available in the Caribbean in fiscal 1998. Management believes the expansion into Australia and New Zealand, which offer considerable market potential and a gateway into Asia, continues on schedule, with initial sales expected during the first quarter of 1998 and contribution to earnings expected in late-1998.

Also introduced at the Convention were several distributor retention programs. These programs should improve the bottom line for both the Company and its distributors. The programs include a co-branded credit card offered through MBNA America (bearing USANA's logo) and a telecommunications program offered through UniDial Communications. A distributor stock purchase plan was also introduced at the Convention.

The Company has redefined the calculation of its independent distributor base. The definition of a "current distributor" is one who has made a purchase in the most recent twelve-month period. Management of the Company believes the enhanced calculation of its distributors provides a more meaningful number on which to evaluate the business. At the end of the third quarter, USANA had approximately 82,000 current distributors compared to approximately 52,000 as of September 30, 1996. The following table restates the number of distributors to the approximate number of current distributors USANA had at the end of each of the last four fiscal years.

                                       As of fiscal year end
                              --------------------------------------------
                              12/31/93    12/31/94    12/31/95    12/28/96
                              --------    --------    --------    --------
As previously reported        10,000      20,000      50,000      92,000
Current Distributors          10,000      16,000      34,000      59,000

As previously discussed above, the Company introduced a new pricing structure and Leadership Bonus Program during the third quarter of 1997, effective September 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not extend credit to its distributors, but requires payment prior to shipping products. This process eliminates the need to create receivables for its distributors. Both the growth of the Company and the nature of its business assists in yielding considerable cash flows from operations. USANA generated $5.5 million in cash flows from operations during the first nine months of 1997 as compared to the $3.5 million generated in 1996 for the same period. The increase in cash flows from operations can primarily be attributed to an increase in net earnings, a rise in non-cash expenditures, and a benefit realized from the income taxes receivable reported at the end of 1996.

At September 27, 1997, current assets of the Company were approximately $10.9 million and current liabilities totaled approximately $6.9 million, resulting in net working capital of $4.0 million compared to net working capital of $.5 million at December 28, 1996, an increase of $3.5 million. The Company's current ratio was 1.58 to 1 at September 27, 1997, as compared to 1.05 to 1 at December 28, 1996. Cash and cash equivalents increased from $1.1 million at December 28, 1996 to $2.8 million as of September 27, 1997, an increase of $1.7 million.

During the first nine months of 1997, the Company spent approximately $3.7 million on property and equipment. The Company expects to spend an additional $3.0 million to establish operations in Australia and New Zealand in the fourth quarter of 1997 and in the first quarter of 1998. The $3.0 million is targeted for inventory, capital expenditures, and initial operating costs.

During the nine months ended September 27, 1997, inventory decreased by approximately $300,000 (4.9%) from the amount reported at December 28, 1996 of $6.4 million to $6.1 million at September 27, 1997. The $6.1 million in inventory on September 27, 1997 represents an increase of approximately $800,000 (or 15.1%) from the $5.3 million reported on June 28, 1997. The increase in inventory was caused by the need to increase levels to accommodate sales growth, preparation for operations in Australia and New Zealand, and the introduction of new products in the third quarter of 1997.

On May 30, 1997, the Company re-negotiated its line of credit. The new terms call for an increase in the available line to $5.0 million form the previously available $3.5 million. The line of credit agreement expires in May 1998.
The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line of credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of September 27, 1997, the Company was in compliance with these covenants. The Company paid off the balance of $1.5 million that existed at December 28, 1996, and there was no outstanding balance as of September 27, 1997.

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

CERTAIN FACTORS THAT MAY AFFECT OPERATING RESULTS

When used in this report, the terms "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that may cause results to differ from expectation were reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1996. Except as noted elsewhere in this report, the factors identified in those previously filed reports continue to be significant considerations for the Company.

                          PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360 (the "'360 patent"). The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol [R] product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol [R] product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. Having conducted a thorough investigation of the patent and the allegations made in the complaint, USANA believes that its manufacture and sale of the Proflavanol [R] product does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol [R] product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

On April 17, 1996, an unidentified party filed a request with the United States Patent and Trademark Office (PTO) to reexamine the validity of the patent now being asserted against USANA. The PTO has since confirmed the validity of each of the patent claims in view of the particular prior art cited by the unidentified party.

On March 21, 1997, the Federal Judge responsible for the lawsuit ordered that the action not proceed until another lawsuit in France is resolved. That lawsuit does not involve USANA, but involves the question of whether INC has any ownership rights in the '360 patent. On March 25, 1997, the French trial court ruled in that action that INC does not own the '360 patent. That decision is now on appeal to the French appellate court. If that ruling is upheld, INC may be barred from proceeding with the infringement action against USANA.

ITEM 2.  CHANGES IN SECURITIES.
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

     Item 601 Exhibit No. and Description

     11 Statement re Computations of Per Share Earnings (included in Note D to the Financial Statements)

     27    Financial Data Schedule

     (b)    Reports on Form 8-K.

            No Current Reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                USANA, INC.


October 31, 1997                                By:  /s/ Gilbert A. Fuller
----------------                                --------------------------
Date                                            Gilbert A. Fuller
                                                Vice President of Finance and
                                                Principal Financial Officer