Form 10-K405
period 1997-12-31
USANA INC
filed 1998-04-03
CIK 896264

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Fiscal Year Ended December 27, 1997

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 25, 1998 was approximately $66,973,581.

The number of shares outstanding of the registrant's common stock as of March 25, 1998 was 6,417,119.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K Annual Report.

================================================================================

                                  USANA, INC.
                                   FORM 10-K
                  For the Fiscal Year Ended December 27, 1997


                                     INDEX
                                     -----

                                                                                                                Page
                                                                                                                ----
Part I

Item 1          Business                                                                                           1
Item 2          Properties                                                                                        12
Item 3          Legal Proceedings                                                                                 13
Item 4          Submission of Matters to a Vote of Security Holders                                               14

Part II

Item 5          Market for Registrant's Common Stock and Related Stockholder Matters                              14
Item 6          Selected Financial Data                                                                           15
Item 7          Management's Discussion and Analysis of Results of Operations and Financial Condition             16
Item 8          Financial Statements and Supplementary Data                                                       32
Item 9          Changes in and Disagreements with Accountants and Financial Disclosure                            33

Part III

Item 10         Directors and Executive Officers of the Registrant                                                33
Item 11         Executive Compensation                                                                            34
Item 12         Security Ownership of Certain Beneficial Owners and Management                                    34
Item 13         Certain Relationships and Related Transactions                                                    34

Part IV

Item 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   35

Signatures

                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     GENERAL

     USANA, Inc. ("USANA") was incorporated in Utah on July 20, 1992, as a wholly-owned subsidiary of Gull Laboratories, Inc. ("Gull"). Initially, the Company operated as Gull "Health Products Division," which performed contract manufacturing and packaging of natural products. Gull divested itself of USANA in 1993 by distributing the Common Stock of USANA as a dividend to Gull's shareholders in exchange for the assets owned by Gull and used in the operations of the Health Products Division. USANA's primary markets have been in the United States and Canada. The Company recently commenced operations in the Caribbean, Australia and New Zealand. USANA manufactures and distributes nutritional, health, personal and skin care products that meet the needs of the human body through increased efficacy, unqualified safety and outstanding quality and is committed to continuous product innovation and improvement through sound scientific research and to rewarding its distributors.

     Myron Wentz, Ph.D., a recognized expert in viral disease diagnosis and cell culture, and a pioneer in the development of viral diagnostic testing procedures, founded the Company. Dr. Wentz also founded Gull in 1974 and developed the first commercially-available laboratory test kit for the diagnosis of Epstein-Barr Virus infections. In 1990, Dr. Wentz launched the Gull Health Products Division to provide testing services and manufacturing of herbal and other natural products. Based on his experience in cellular nutrition and analysis of available human nutrition products, he created USANA to develop, manufacture and distribute its own line of natural nutritional products. A unique network marketing program was established and began selling the newly developed products in September 1992. With the spin-off of USANA from Gull, USANA inherited the biochemical analytical laboratory and health supplement manufacturing equipment. Initial working capital following the spin-off was provided by Dr. Wentz.

     USANA's principal executive office and manufacturing facility are located at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Its telephone number is (801) 954-7100.

     USANA has four wholly-owned subsidiary corporations: USANA Canada, Inc. ("USANA Canada"), incorporated February 3, 1995; USANA Australia Pty Ltd ("USANA Australia") incorporated March 25, 1997; USANA New Zealand Limited ("USANA New Zealand") incorporated March 18, 1997; and USANA Trading Co., Inc., a foreign sales corporation, incorporated on September 1, 1997. As used in this report, the term "Company" refers collectively to USANA and its subsidiaries.

     FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company is principally engaged in a single business segment; the manufacture and distribution of nutritional, personal care, skin care, and weight management products. Information for each of the Company's most recent five fiscal years, with respect to the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets of this segment is set forth under Item 6 of this Report.

     DISTRIBUTION AND MARKETING

     USANA products are marketed and distributed through an expanding and committed network marketing organization. The distribution of products through network marketing and direct selling channels is a rapidly growing industry. According to industry reports, the worldwide distribution of goods and services through these channels exceeded $80 billion in 1997. The emergence of readily available means of mass communication such as personal computers, facsimiles, satellite conferencing, and the Internet have contributed to the rapid growth of direct selling.

     Generally speaking, network marketing is "word-of-mouth" direct selling through a network of vertically organized distributors who purchase products at wholesale from the manufacturer and then make retail sales to consumers. Network marketing is gaining in popularity in the Unites States, Canada, Mexico, and Pacific Rim countries as a viable alternative to traditional retail and mail order marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. Many persons whose first contact is as retail consumers become distributors themselves, forming the "downline" of the distributor introducing the company and its products to them.

     The Company believes it is well situated to compete successfully in both the nutritional supplement and network marketing industries. The Company considers its strong, high-quality product line and its unique distributor compensation plan (the "Plan") to be the primary reasons for its current and future success. The Company spends between 1.0% and 1.5% of sales annually for research and development efforts led by a team of scientists committed to differentiating USANA's products through their efficacy and quality. USANA's Compensation Plan, a variation of the "binary concept," is distinctive for its equitable distributor payouts, creating appropriate incentives for sales of the Company's products.

     The Plan provides several opportunities for distributors to earn compensation, provided that they are willing to continuously work at building and training their downline organization(s) to attain and maintain sales of the Company's products to end users. Each distributor must purchase and sell product in order to earn commissions and bonuses; therefore, a distributor cannot simply recruit others for the purpose of developing a downline and earn income passively. There are three methods for distributors to earn compensation under the Plan: (1) through retail markup on product sales; (2) earning commissions by generating commissionable sales volume ("sales volume points") in their downline(s); and (3) participating in the Leadership Bonus pool that is paid to distributors who meet the Company leadership requirements.

     The primary participant in the Company's network marketing program is the distributor. Virtually any person or entity can be a distributor. Individuals who are exposed to one or more of the Company's products and who desire either to purchase more products for personal consumption or to sell those products to others become distributors by being "sponsored" into the program by another distributor. The Company believes many of its distributors are experienced network marketing participants who have left other opportunities in favor of the Company because of (i) the exceptional quality of the Company's products, (ii) the fair and comparatively generous compensation plan, and (iii) the weekly payments of commissions and bonuses rather than the monthly system employed by many network marketing programs. An individual can become a distributor by completing a distributor application and purchasing a distributor kit from the Company.

     Once the distributorship is established and recognized by the Company, the distributor can order product directly from the Company, subject to certain limitations and restrictions. For example, a distributor may not purchase more products during any four-week period than the distributor can reasonably expect to sell or personally consume during that same period. Once established, a distributorship continues until terminated by either the Company or the distributor. Training distributors about the Company, its products, the Plan, and how to effectively and legally engage in network marketing is provided primarily by a distributor's sponsor and others in the "upline." To facilitate such training, the Company has prepared a variety of training materials and sales aids, as well as a detailed policies and procedures manual and a description of the Company's Plan. Although the Company sponsors and conducts regional, national and international distributor conventions and intensive leadership training seminars, it undertakes no effort to provide individualized training to any of its distributors. Distributors may not sell competitive products to other USANA distributors or solicit USANA distributors to participate in another network marketing opportunity. There are also restrictions on advertising and making representations or claims concerning the products or the compensation programs of USANA.

     The Company systematically reviews alleged reports of distributor misbehavior. If USANA determines that a distributor has violated any of the distributor policies and procedures, it may either terminate the distributor's rights completely or impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, withholding commissions until specific conditions are satisfied, or other appropriate injunctions at the Company's discretion.

     The Company revised the criteria it uses to define its independent distributor base in the third quarter of 1997. A "current distributor" is one who has made a purchase in the most recent twelve-month period. Management believes the new definition of current distributors provides a more meaningful basis on which to evaluate the Company's business. As of December 27, 1997, the Company had approximately 84,000 "current" distributors throughout the United States, Canada, Puerto Rico, and the Caribbean.

     In the third quarter of 1997, the Company introduced three new distributor benefit programs designed to strengthen distributor affinity for the Company and its products. First, the Company began enrolling distributors in its Distributor Stock Purchase Plan (DSPP). The DSPP allows distributors to purchase the Company's stock at market prices through commission deductions; the plan is administered by a registered broker-dealer. Second, the Company contracted with a long distance carrier to provide long distance, calling card service and residential toll free service to its distributors at competitive rates. Presently, distributors in the U.S. and parts of Canada who otherwise may qualify, may participate in the DSPP and the telecommunications program. Third, the Company introduced in the U.S. a co-branded credit card, issued by a large credit card processor, with competitive terms to its distributors. Distributors who are enrolled in the credit card and long distance programs can earn additional commissionable sales volume on purchases made by their downline(s).

     Since its inception, the Company has experienced a continual increase, as a percent of net sales, in the amount of commissions and bonuses (distributor incentives) paid to its distributors. To better manage distributor incentives, the Company introduced a re-pricing strategy in the third quarter of 1997. The new price structure creates a spread between the price the distributor pays for the product and the sales volume points associated with the product. At the same time, the Leadership Bonus pool was increased from 2% to 3% of total sales volume points. Management continues to monitor the amount of distributor incentives paid as a percent of net sales and will, when necessary, adjust the Plan to prevent distributor incentives from exceeding acceptable levels or having a significant adverse effect on earnings.

     The Company also introduced a Preferred Customer Program in the third quarter of 1997. The Preferred Customer Program was specifically designed for customers who desire to purchase the Company's products for themselves, while choosing not to become independent distributors. To become a Preferred Customer, a customer must: (1) pay a one-time account set up fee of $5; (2) execute a USANA Preferred Customer Agreement; and (3) agree to purchase a minimum of $20 of the Company's products each four-week rolling period. The Company believes this program gives it access to a market that would otherwise be missed by targeting customers who enjoy USANA products but prefer a mail order type relationship with the Company. Preferred Customers may not engage in retail sales of products purchased through the program, although they may become distributors at any time if they desire. Preferred Customers are not eligible to earn commissions. The Company had approximately 9,000 Preferred Customers at December 27, 1997.

     MANUFACTURING

     In contrast to many of its competitors, the Company has its own manufacturing facilities. USANA's manufacturing and packaging operations are housed in the Company's new 98,000 square foot facility in Salt Lake City, Utah. USANA's production facility is registered with the U.S. Food and Drug Administration ("FDA"), the Canadian Health Protection Branch ("HPB"), and Australia's Therapeutic Goods Administration ("TGA"). The Company voluntarily complies with pharmaceutical level Good Manufacturing Practices ("GMPs").

     The Company's manufacturing facility currently produces an average of more than 30 million tablets a month using approximately 50% of equipment capacity. The Company's packaging facility currently fills an average of more than 300,000 bottles a month using approximately 60% of equipment capacity. The packaging facility also packages the Company's skin care products into tubes. Production capacity is dependent on (1) equipment capacity, (2) personnel of the Company, and (3) its ability to employ these resources in an effective and efficient manner. Current capacity should be sufficient to meet the Company's needs and accommodate growth for the next 12 months.

     SOURCE AND AVAILABILITY OF RAW MATERIALS

     The vast majority of raw materials used in manufacturing the Company's products are available from a number of suppliers. Increasing demand caused a worldwide shortage of natural Vitamin E powder in 1996. This shortage continued throughout 1997 and still exists in 1998. The Company handled the shortage initially by manufacturing and supplying a separate natural Vitamin E tablet and then providing its customers with a natural Vitamin E gel tab. In 1997, the Company introduced new products that contain a more readily available natural Vitamin E powder. The Company continues to work with suppliers in an attempt to secure long-term agreements for dependable natural Vitamin E delivery. USANA attempts to assure the availability of many of its raw materials by contracting in advance for its annual requirements. All suppliers of the Company are evaluated to ensure compliance with stringent internal requirements. As evidenced by the natural Vitamin E powder shortage, the Company has been able to find alternative sources of raw materials when needed and believes it will be able to do so in the future.

     RESEARCH, DEVELOPMENT, AND QUALITY CONTROL

     The Company carries on a significant program of research and development predicated upon proven scientific research methodologies and employing qualified scientists and researchers. In 1997, the Company invested approximately $1.3 million, or 1.5% of net sales, in research and development activities. The Company will continue to employ its resources in the research and development of new products and the reformulation of existing products. The mission of the Company's research and development team is to develop and support superior nutritional and health care products that meet the needs of customers through proven efficacy, unqualified safety, superior formulation, and outstanding quality. The Company's commitment is to continuous product innovation and improvement through sound scientific research.

     USANA has three laboratories in its facility, a microbiological testing laboratory, an analytical chemistry laboratory, and a research and development laboratory. The microbiological laboratory is the primary quality control facility that tests for product contamination in both raw materials and finished goods. In the Company's analytical chemistry laboratory, scientists perform tests on the chemical composition of both raw materials and finished products and conduct stability tests on finished products. Chemical assays for vitamins and mineral constituents are performed under United States Pharmacopeia ("USP") or other validated methods. The R&D laboratory is fully equipped to handle analytical testing of new raw ingredients, raw material extraction research, in
                                                                             --
vitro antioxidant testing, cell-culture procedures and human bio-availability
-----
studies. The Company continues to acquire additional instrumentation enhancing its ability to perform these tests.

     GOVERNMENT REGULATION

     The Company's business activities are subject to regulation by federal agencies including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Postal Service, and the United States Environmental Protection Agency ("EPA"). Such regulations govern various functions, including: (i) product formulation, labeling, packaging and importation, (ii) product claims and advertising (including claims and advertising by distributors), and (iii) fair trade practices and distributor marketing activities. In October 1994, the Dietary Supplement Health and Education act of 1994 ("DSHEA") was enacted. Among other things, DSHEA defines dietary supplements (which include vitamins, minerals, nutritional supplements and herbs) and provides a regulatory framework intended to ensure the safety and quality of dietary supplements and dissemination of accurate product information. Specific labeling requirements defined in DSHEA permit substantiated, truthful and non-misleading statements of nutritional support to be included on labels. These statements include describing general well being from consumption of a dietary ingredient in affecting or maintaining structure or function of the body.

     Other laws and regulations are intended to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. The illegal schemes, typically referred to as "chain sales" or "pyramid" schemes, are characterized by high up-front entry or sign-up fees, little or no emphasis on the sale of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards with little or no effort.

     The Company believes it is in compliance with all applicable government regulations concerning its business. However, there can be no assurance that future regulatory action or changes in regulations or legislation will not have an adverse effect on the Company and its operations. Furthermore, the expansion of operations outside North America will subject the Company to regulatory requirements in other countries. These requirements may differ considerably from those previously encountered and could add to the expense of doing business in such countries and/or limit the ability of the Company to move quickly into such markets.

     PRODUCT GROUPS

     The Company's current product lines can be separated into five general categories: (1) nutritionals; (2) skin and personal care; (3) weight management;
(4) sales aids; and (5) other. In 1997, the nutritionals product line constituted approximately 82% of the Company's consolidated sales. USANA Essentials and Proflavanol(R) accounted for approximately 41% and 22%, respectively, of consolidated sales in 1997. Both USANA Essentials and Proflavanol(R) are classified within the nutritionals product line. No other products or product lines account for more than 10% of consolidated sales.

     The following product descriptions are of U.S. products. Canadian, Australian, and New Zealand products may differ due to local regulatory statutes.

Nutritional Products

     USANA's nutritional product line includes antioxidants, minerals, vitamins, other nutritional supplements, meal replacement drinks, fiber drinks, and an energy bar. USANA's nutritional products are formulated to provide optimal absorption, assimilation, and efficacy. The principal products in the USANA nutritionals line include the Mega Antioxidant, Chelated Mineral, Proflavanol(R), PolyC, CalMag Plus, Melatonin KL, OptOmega, Nutrimeal, Fibergy, Cranberry Drink, Kids Choo-ables and Gold Bars.

Skin Care Products

     USANA's Skin Care line incorporates several products designed as a total skin protection system. Natural oils, emollients, antioxidants and botanical extracts are the main focus of the skin care formulations. The USANA Skin Care Line consists of 5-Step Antioxidant Skin Care System, Vital Zomes(R) Serum Replenisher, Revitalizing Hydrating Treatment and USANA(R) Sunscreen. Skin care products are produced according to USANA formulations by third-party manufacturers. Formulations sold in tubes are purchased in bulk and packaged by the Company.

Personal Care Products

     USANA's Personal Care System was designed to use pure, natural substances instead of inexpensive, synthetic substances that may eventually cause cell damage. The Company's Personal Care System consists of Shampoo, Conditioner, Hand & Body Lotion, and Shower Gel. The Company subcontracts with third-party manufacturers to produce and package the Personal Care product line according to formulations developed by USANA.

Weight Management Products

     USANA's LEAN Program provides a comprehensive approach to weight loss and healthy living. Its underling principles, Lifestyle management, Education, Activity, and Nutrition literally spell out the LEAN philosophy. Under the direction of world-renown experts, the USANA LEAN Program utilizes the latest discoveries in biochemistry, psychology, and exercise physiology.

     The complete USANA LEAN Program comes in a custom gym bag complete with a program guide; a physical activity guide and videos; a motivational audio cassette series; a recipe book; calipers to accurately measure body fat; USANA LEAN Nutrimeal; and the USANA LEAN Formula - a unique combination of botanical extracts that helps expedite the conversion of fat to muscle.

Sales Aids

     The Company provides a number of materials to assist distributors in building their businesses and selling the Company's products.

     Resource materials include advertising information; product brochures; information about the Company and the Compensation Plan; audio and video tapes introducing the Company, explaining the products, providing distributor training, and describing the business opportunity; and business forms to aid in taking orders and otherwise developing their businesses. No compensation is paid to distributors on purchases of sales aids.

     From time to time, the Company contracts with authors and publishers to provide books, tapes and pamphlets dealing with health issues. The Company also develops and designs product brochures and business forms, which are printed by outside printers. The Company also scripts and develops materials for audio and videotapes, which are produced by third parties.

     CUSTOMERS

     Substantially all of the Company's sales are made through independent distributors. No single distributor accounted for 10% or more of the gross revenues in any of the last three fiscal years. Distributors submit signed application and agreement forms to the Company, which the distributors agree to follow. Distributors are independent contractors and are not agents, employees, or legal representatives of USANA. Distributors may sell products anywhere the sale of products has been approved by the Company.

     GROWTH STRATEGY

     In addition to its continuing mission to introduce new, innovative and scientifically sound products, attract new distributors and increase awareness of the Company's product line and compensation program, the Company intends to build on its strong performance in the United States and Canada to become a leading distributor of nutritional, health and personal care products worldwide. The Company's strengths in science, management and quality products will be the basis for this expansion. The Company has considered international expansion and determined that its first move outside North America would be to Australia and New Zealand. The Company began marketing products through independent distributors in Australia and New Zealand during the first quarter of fiscal year 1998. This initial international expansion effort will be followed by marketing launches in other nations as regulatory and legal preparations can be made and as appropriate infrastructure can be established.

     INTERNATIONAL OPERATIONS

     USANA Canada's operations consist mainly of a warehouse and distribution facility. USANA Canada receives product shipments and stores them in inventory. Orders are received at the Company's order entry call center facilities in Salt Lake City or Tooele, Utah. Orders are then printed, packed and shipped by USANA Canada. All systems, product formulations, order entry, customer service, research and development, accounting, general management, and most sales and marketing functions are provided for USANA Canada out of Salt Lake City, Utah, by the Company. USANA Canada both sells its product and pays commissions in U.S. dollars.

     Canada has become a significant growth market for the Company, in part because of the similar language and cultural backgrounds, geographic proximity, and environmental concerns shared by Canada and the U.S. In fiscal year 1997, the Company experienced 118.3% growth in sales in Canada compared to 32.0% in the USA. USANA Canada accounted for approximately 50% of the growth in consolidated net sales in 1997. Sales in Canada represented 30.8% and 21.2% of consolidated sales in fiscal 1997 and 1996, respectively.

     The Company commenced operations in Australia and New Zealand in February 1998. The Company does not expect its total investment in the Australia and New Zealand operations to exceed $3.5 million.

     The Company anticipates that, as the scope of its international operations is expanded, it may form additional subsidiaries to facilitate such international operations as circumstances may dictate. Transactions between the parent and subsidiaries are made at cost or transferred according to prices established by the Company.

     Information for each of the Company's last three fiscal years with respect to the amounts of revenue, operating income, and identifiable assets attributed to domestic and international operations, is set forth in Note L of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report, and such information is incorporated herein by reference and made part hereof.

     COMPETITION

     USANA competes with many other companies in the business of manufacturing and distributing nutritional products. There is considerable competition in this industry. The market is highly sensitive to the introduction of new products and name recognition. The Company's ability to remain competitive depends in part on the successful introduction of new products. Some of the Company's competitors are larger and more established than the Company and possess greater financial and other resources than the Company. Moreover, many competing products are sold through retail systems and are not dependent on the network distribution system on which the Company relies. The Company's ability to remain competitive also depends, in significant part, on its ability to recruit and retain distributors. The Company competes for time, attention and commitment of its independent sales force. Although the Company believes its products are superior and that its compensation plan offers an attractive opportunity for distributors, there can be no assurance it can continue to compete effectively. The Company is also subject to significant competition from other direct marketing organizations for the recruiting of distributors. The Company is not aware of any data that would indicate how much of the market is controlled by the Company or any of its competitors. The Company believes its principal competitors include Amway Corporation, Avon Products, Herbalife International, Interior Design Nutritionals (NuSkin), Nature's Sunshine, and Rexall Showcase International. See "Risk Factors -Competition."

     PROPRIETARY RIGHTS

     The Company uses registered trademarks in its business, particularly relating to its corporate and product names. The Company believes proprietary rights have been and will continue to be important in enabling the Company to compete in its industry. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel. The Company does not own any patents or patent applications and has no immediate plans to seek patent protection of any of its products in the foreseeable future, although it will do so when appropriate. The Company does not believe that the lack of patents in any way will adversely affect the Company's ability to compete in the nutritional supplement or personal care industry.

     SEASONALITY AND INFLATION

     The business of the Company is not subject to significant seasonality. Inflation did not have a material effect on the Company's business or results of operations in the past year.

     BACKLOG

     The Company typically ships product within 72 hours after the receipt of the order. As of December 27, 1997, there was no significant backlog.

     WORKING CAPITAL PRACTICES

     The Company maintains significant amounts of inventory in stock in order to provide a high level of service to its independent distributors and preferred customers. Substantial inventories are required to serve the needs of USANA's dual role as manufacturer and distributor.

     ENVIRONMENT

     The Company presently is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under such laws to liability for environmental conditions that materially could affect the Company's operations.

     EMPLOYEES

     As of January 24, 1998, the Company had approximately 359 employees. None of the Company's employees are represented by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes its relationship with its employees is good and does not foresee a shortage in qualified personnel to operate the business.

Item 2.    PROPERTIES

     USANA's general corporate, executive, administrative, manufacturing, warehousing, and research functions occupy a 98,000 square foot structure on 16 acres in Salt Lake, Utah. The Company's headquarters occupy approximately half of the 16-acre lot owned by the Company. The remaining space is being reserved for future expansion. Of the 98,000 square feet presently occupied by the Company, approximately 28,000 square feet are used for manufacturing, packaging and distribution; 26,000 square feet are used for warehouse space; and the remaining 44,000 square feet are occupied by executive and administrative personnel, distributor services, research and development, and three scientific laboratories. The Company believes that its headquarters facility and the available property at this site (consisting of 8 unimproved acres) will prove to be adequate for anticipated growth. Administrative space in the building is almost fully utilized and production capacity is currently running at 50%.

     In addition to its corporate headquarters, the following table summarizes, as of March 13, 1998, the Company's leased office and distribution facilities in each country where the Company currently has operations.

                                                                  Approximate
Location                  Function                                Square Feet
--------                  --------                                -----------
Tooele, Utah, USA         Call center                                11,200

Ontario, Canada           Warehouse/distribution center/office       17,876

Sydney, Australia         Central office/call center/
                          warehouse/distribution center              20,000

Auckland, New Zealand     Warehouse/distribution center/office        3,801


     The Company leases these facilities on terms that reflect the standard commercial rates in the locations indicated. All leases are with unaffiliated third parties and the terms of such lease agreements are deemed by the Company to be commercially reasonable. Total monthly lease commitments for these properties average approximately $33,000 and the Company is in compliance with all terms of the several agreements. The Company considers these facilities to be adequate to accommodate the needs of the Company, including anticipated growth, for at least the next 12 months.

     The Company maintains general commercial/casualty insurance on its properties, which it deems to be adequate for its present needs.

Item 3.    LEGAL PROCEEDINGS

     On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360 (the "`360 patent"). The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol(R) product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol(R) product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. Having conducted a thorough investigation of the patent and the allegations made in the complaint, USANA believes that its manufacture and sale of the Proflavanol(R) product does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol(R) product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

     On April 17, 1996, an unidentified party filed a request with the United States Patent and Trademark Office (PTO) to reexamine the validity of the patent now being asserted against USANA. The PTO has since confirmed the validity of each of the patent claims in view of the particular prior art cited by the unidentified party.

     On March 21, 1997, the Federal Judge responsible for the lawsuit ordered that the action not proceed until another lawsuit in France is resolved. That lawsuit does not involve USANA, but involves the question of whether INC has any ownership rights in the `360 patent. On March 25, 1997, the French trial court in that action ruled that INC does not own the `360 patent. That decision is now on appeal to the French appellate court. If that ruling is upheld, INC may be barred from proceeding with the patent infringement action against USANA.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION

     The Company's shares are traded on the Nasdaq Stock Market under the symbol USNA. The following table shows the range of high and low sales prices for the Company's stock as quoted by Nasdaq for fiscal 1997 and the third and fourth quarters of 1996 and as quoted by the Electronic Bulletin Board for the first and second quarters of 1996.


     MARKET PRICES                1997                         1996
     ---------------------------------------------------------------------
                              High       Low              High       Low
                              ----       ---              ----       ---
     1st Quarter             $20.50    $14.125           $12.00    $  8.75
     2nd Quarter              17.75       9.25            31.25     11.125
     3rd Quarter              20.00      12.00            29.25      18.75
     4th Quarter              21.50      17.00            25.50      16.25

     On March 25, 1998, the high and low sales prices of the Company's common stock were $28.25 and $25, respectively.

     SHAREHOLDERS

     The approximate number of record and beneficial holders of the Company's common stock was 343 and 3,500, respectively, as of January 31, 1998.

     DIVIDENDS

     The Company has not paid cash dividends on its common stock since inception, and the Company does not anticipate paying dividends in the near future.

Item 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data has been derived from the consolidated financial statements of the Company. The data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.



CONSOLIDATED STATEMENTS OF EARNINGS                                                            In thousands, except per share data
--------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended:                           12/27/97       12/28/96        12/31/95        12/31/94        12/31/93
--------------------------------------------------------------------------------------------------------------------
Net sales                                   $  85,206      $  56,700       $  24,541       $   7,317       $   3,869

Earnings from operations                    $  10,532      $   7,901       $   3,536       $     395       $    (282)

Net earnings                                $   6,582      $   5,035       $   2,305       $     325       $    (312)

Earnings per common share-diluted           $    0.99      $    0.76       $    0.40       $    0.06       $   (0.06)

Weighted Average shares
  outstanding-diluted                           6,660          6,663           5,795           5,316           5,316


CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
As of:                                       12/27/97       12/28/96        12/31/95        12/31/94        12/31/93
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                   $   2,608      $   1,130       $   2,976       $     647       $     288

Current assets                              $  11,273      $   9,040       $   5,361       $   1,839       $     756

Total assets                                $  26,369      $  21,079       $  10,174       $   2,790       $   1,890

Long-term obligations,
  less current maturities                   $       -      $       -       $       4       $       7       $      15

Stockholders' equity                        $  19,258      $  12,367       $   6,555       $   1,722       $  (2,077)

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto which are included in this report.

GENERAL

     USANA develops, manufactures, distributes and sells high quality, scientifically innovative, nutritional, personal and skin care products. The Company's products are marketed and distributed through a growing network of independent distributors. The Company's primary markets have been in the United States, Canada, and certain U.S. possessions, including Puerto Rico. The Company recently has commenced operations in the countries of Australia and New Zealand.

     In 1996, the Company adopted a 52-53 week fiscal year. Commencing with fiscal year 1996, the fiscal year end of the Company was changed from December 31 of each year to the Saturday closest to December 31.

     The Company's current product lines can be separated into five general categories: (1) nutritionals; (2) skin and personal care; (3) weight management;
(4) sales aids; and (5) other. In 1997, the nutritionals product line constituted approximately 82% of the Company's consolidated sales. USANA Essentials and Proflavanol(R) accounted for approximately 41% and 22%, respectively, of consolidated sales in 1997. Both USANA Essentials and Proflavanol(R) are classified within the nutritionals product line.

     Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors and preferred customers who purchase products and sales materials and constitute the Company's customers. The Company recognizes revenue when products are shipped and title passes to the independent distributors. Net sales generated in the United States and Canada represented 69.2% and 30.8%, respectively, of the consolidated net sales in 1997.

     Cost of sales primarily consists of raw materials, overhead, and labor that are directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product imports.

     Distributor commissions and bonuses (distributor incentives) are paid weekly based on commissionable sales volume (sales volume points) generated by their independently owned distribution network as determined by the Company's Compensation Plan (the Plan). Distributor incentives are the Company's most significant expense and represent approximately 50% of commissionable sales volume. In general, sales volume points are not associated with the sale of starter kits, sales aids, or logo merchandise. As a percent of net sales, quarterly distributor incentives have ranged from approximately 44.6% to 47.3% since December 31, 1995. Management believes distributor incentives as a percent of net sales will range from about 45.0% to 46.0% in 1998. Management continues to monitor the amount of distributor incentives paid as a percent of net sales and will, when necessary, adjust the Plan to prevent distributor incentives from exceeding acceptable levels or having a significant adverse effect on earnings.

     In the third quarter of 1997, the Company revised the criteria it uses to define its independent distributor base. A "current distributor" is one who has made a purchase in the most recent twelve-month period. Management believes the new definition of current distributors provides a more meaningful basis on which to evaluate the Company's business. The following table restates the number of distributors to the approximate number of current distributors USANA had at the end of each of the last five fiscal years:

       As of               As
    Fiscal Year        previously      Current
       Ended            reported    Distributors
     --------           --------    ------------
     12/27/97               N/A        84,000
     12/28/96            92,000        59,000
     12/31/95            50,000        34,000
     12/31/94            20,000        16,000
     12/31/93            10,000        10,000


     Selling, general, and administrative expenses include wages and benefits, rents and utilities, travel and entertainment, promotion and advertising and professional fees along with other marketing and administrative expenses.

     The Company's R&D expenses represent only research and development activities. After development activities reach a point of market feasibility with respect to any individual project, the Company capitalizes the associated costs of the project and amortizes these costs over the project's estimated economic life.

RESULTS OF OPERATIONS

     The following tables summarize operating results (in millions except per share data), and operating results as a percent of net sales, respectively, for the periods indicated:


Fiscal Year Ended                   12/27/97       12/28/96       12/31/95
                                   ---------      ---------      ---------
NET SALES                          $    85.2      $    56.7      $    24.5

COST OF SALES                           17.9           11.6            5.7
                                   ---------      ---------      ---------
   Gross profit                         67.3           45.1           18.8

OPERATING EXPENSES
   Distributor incentives               39.5           25.9           10.8
   SG&A                                 16.0           10.5            4.2
   R&D                                   1.3            0.8            0.3
                                   ---------      ---------     ----------

   Earnings from operations             10.5            7.9            3.5
OTHER INCOME                             0.2            0.2            0.2
                                   ---------      ---------     ----------

   Earnings before income taxes         10.7            8.1            3.7
INCOME TAXES                             4.1            3.1            1.4
                                   ---------      ---------      ---------

NET EARNINGS                            $6.6           $5.0           $2.3
                                   =========      =========      =========
Earnings per common
   share--diluted                      $0.99          $0.76          $0.40

Fiscal Year Ended                   12/27/97       12/28/96       12/31/95
                                   ---------      ---------      ---------
NET SALES                              100.0%         100.0%         100.0%
COST OF SALES                           21.0           20.5           23.3
                                   ---------      ---------      ---------
   Gross profit                         79.0           79.5           76.7

OPERATING EXPENSES:
   Distributor incentives               46.4           45.7           44.1
   SG&A                                 18.8           18.5           17.1
   R&D                                   1.5            1.4            1.2
                                   ---------      ---------      ---------

   Earnings from
   operations                           12.3           13.9           14.3
OTHER INCOME                             0.2            0.4            0.8
                                   ---------      ---------      ---------
   Earnings before
      income taxes                      12.5           14.3           15.1
INCOME TAXES                             4.8            5.5            5.7
                                   ---------      ---------      ---------
NET EARNINGS                             7.7%           8.8%           9.4%
                                   =========      =========      =========

1997 COMPARED TO 1996

     Net sales climbed to $85.2 million during 1997, an increase of $28.5 million or 50.3% from the $56.7 million recorded during 1996. The increase in net sales is primarily the result of a 42.4% increase in the Comp any's independent distributor base and the introduction of the Preferred Customer Program. As of December 27, 1997, the Company had approximately 84,000 current distributors compared to approximately 59,000 current distributors at December 28, 1996. The Company also introduced its Preferred Customer Program during the third quarter of 1997. This program is specifically designed for customers who desire to purchase USANA's products for themselves, while choosing not to become independent distributors. Approximately 9,000 participants enrolled in the Preferred Customer Program in 1997. Successful regional conventions, new product introductions, and the Company's first widespread price increase also contributed to sales growth in 1997. This increase, which was phased in beginning in the third quarter of 1997, accounted for less than two percent of net sales in 1997.

     Approximately fifty percent of the sales growth in 1997 resulted from Canadian operations. Canadian sales were $26.2 million during 1997, an increase of $14.2 million or 118.3% from the $12.0 million recorded during 1996. Net sales in the United States increased 32.0% to $59.0 million during 1997 from the $44.7 million recorded during 1996.

     Cost of sales totaled $17.9 million during 1997, an increase of $6.3 million or 54.3% from the $11.6 million recorded during 1996. Cost of sales as a percent of net sales experienced a small increase, growing 0.5% to 21.0% in 1997 from 20.5% in 1996. The increase in cost of sales can primarily be attributed to sales growth; however, several other factors contributed to higher cost of sales. First, there was a modest increase in the underlying cost of materials with no accompanying price increase until the third quarter of 1997. Second, inefficiencies arose that can be attributed to new product introduction and product preparation for international growth. Finally, the Company established a provision for inventory obsolescence of $220,000 during 1997. This provision was established to offset the risk of potential inventory obsolescence attributed to new product introduction and the modification of existing products.

     Distributor incentives totaled $39.5 million during 1997, an increase of $13.6 million or 52.5% from the $25.9 million recorded during 1996. Distributor incentives as a percent of net sales increased 0.7% to 46.4% in 1997 from 45.7% in 1996. The increase in distributor incentives is primarily attributable to increased commissionable product sales growth; however, several other factors contributed to the increase in distributor incentives. First, the independent distributor network continued to mature, thus, distributor incentives represented a higher percentage of commissionable sales volume generated. Second, the Company changed its Leadership Bonus Program, increasing the payout from 2.0% to 3.0% of commissionable sales volume. Finally, to better manage distributor incentives, the Company introduced a broad re-pricing strategy across its product lines. The new price structure creates a spread between the price a distributor pays for the product and the sales volume points associated with the sale. The new pricing structure and the change in the Leadership Bonus Program were introduced in the third quarter of 1997. Although total distributor incentives increased in 1997, distributor incentives declined as a percent of net sales in both the third and the fourth quarter of 1997 when compared to the same periods in 1996.

     Selling, general and administrative (SG&A) expenses totaled $16.0 million in 1997, an increase of $5.5 million or 52.4% from the $10.5 million recorded in 1996. SG&A expense as a percent of net sales increased 0.3% to 18.8% in 1997 from 18.5% in 1996. Increases in SG&A can primarily be attributed to two factors. First, variable SG&A expenses such as discount fees on credit cards and customer service wages increased to accommodate the demands of sales growth and the increased number of distributors. Second, as a result of substantial investments in computer and production equipment in late 1996 and throughout 1997, depreciation and amortization expense as a component of SG&A increased by more than $0.8 million in 1997, compared to 1996.

     Research and development (R&D) expenditures totaled $1.3 million in 1997, an increase of $0.5 million or 62.5% from the $0.8 million recorded during 1996. R&D expense as a percent of net sales remained relatively flat at 1.5% in 1997 compared to 1.4% in 1996. Increases in R&D expense are primarily the result of new product development and, to a lesser extent, the reformulation of existing products. USANA's team of scientists investigates new ingredients, develops new products, coordinates clinical studies and keeps abreast of the latest research in nutrition and degenerative diseases.

     Operations resulted in net earnings of $6.6 million in 1997, an increase of $1.6 million or 32.0% from the $5.0 million recorded during 1996. The increase in net earnings was a result of higher sales. The Company's profit margin was 7.7% in 1997, a decrease of 1.1% from the 8.8% reported in 1996. The decrease in the Company's profit margin can primarily be attributed to increases in cost of sales, distributor incentives, and SG&A expense as a percent of net sales. Growth in diluted earnings per share paralleled growth in earnings by climbing to $0.99 in 1997, an increase of 30.3% compared to $0.76 in 1996.

1996 COMPARED TO 1995

     Net sales rose to $56.7 million during 1996, an increase of $32.2 million or 131.4% from the $24.5 million recorded during 1995. The increase in net sales is primarily the result of a 73.5% increase in the Company's independent distributor network. As of December 28, 1996, the Company had approximately 59,000 current distributors compared to approximately 34,000 current distributors at December 31, 1995. In addition to the increase in the distributor network, net sales growth can also be attributed to the continued successful implementation and expansion of the Company's marketing program and introduction of new product lines.

     Approximately 28.0% of the 1996 sales growth resulted from Canadian operations. Canadian sales were $12.0 million during 1996, an increase of $9.0 million or 300.0% from the $3.0 million recorded during 1995. Net sales in the United States increased 107.9% to $44.7 million during 1996 from the $21.5 million recorded during 1995.

     Cost of sales totaled $11.6 million during 1996, an increase of 103.5% from the $5.7 million reported in 1995. Cost of sales as a percent of net sales decreased 2.8% to 20.5% in 1996 from 23.3% in 1995. The decrease in cost of sales can be attributed to two factors. First, there was a shift in sales mix to higher gross profit margin products in 1996. Second, the Company realized increased efficiencies of operations resulting substantially from larger batch sizes made possible by the significant increase in sales.

     Distributor incentives totaled $25.9 million during 1996, an increase of $15.1 million or 139.8% from the $10.8 million recorded during 1995. Distributor incentives as a percent of net sales increased 1.6% to 45.7% in 1996 from 44.1% in 1995. The increase in the amount of distributor incentives paid was essentially a function of increased sales. The increase in distributor incentives as a percent of net sales can primarily be attributed to the maturation of the Company's independent distributor network, and to a lesser extent, a change in the sales mix to a higher proportion of sales volume points. A portion of the increase in distributor incentives in 1996 can also be attributed to inefficiencies the Company encountered in converting to a new customer service computer system.

     SG&A expenses totaled $10.5 million during 1996, an increase of $6.3 million or 150.0% from the $4.2 million recorded during 1995. SG&A expense as a percent of net sales increased 1.4% to 18.5% in 1996 from 17.1% in 1995. The increase in SG&A expense was primarily a result of the need for more support services and facilities to accommodate the growth in sales and the increased number of distributors. These increases in SG&A expense were compounded by difficulties in the conversion of the customer service computer system in the fourth quarter of 1996.

     R&D expenditures totaled $0.8 million during 1996, an increase of 166.7% from the $0.3 million recorded during 1995. R&D expense as a percent of sales increased 0.2% to 1.4% in 1996 from 1.2% in 1995. The increase in R&D expense can be attributed to new product development.

     Operations resulted in net earnings of $5.0 million during 1996, an increase of $2.7 million or 117.4% from the $2.3 million recorded during 1995. The increase in net earnings was a result of higher sales. The Company's profit margin decreased 0.6% to 8.8% in 1996 from 9.4% in 1995. The decrease in profit margin in 1996 resulted primarily from a decrease in other income in 1996 (0.4% as a percent of net sales), and to a lesser extent, the combination of increased distributor incentives and SG&A expenditures offset by efficiencies realized in cost of sales. Diluted earnings per share grew to $0.76 in 1996, an increase of 90.0% compared to $0.40 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company does not extend credit to its distributors, but requires payment prior to shipping. This process eliminates the need to create receivables from its distributors. The Company has generated substantial cash flows from operations due to its significant growth and solid margins. During the year ended December 27, 1997, the Company generated $7.1 million from operations compared to $4.2 million and $3.9 million in 1996 and 1995, respectively. Cash and cash equivalents at December 27, 1997 were $2.6 million compared to $1.1 million and $3.0 million in 1996 and 1995, respectively. As of December 27, 1997, working capital was $4.6 million compared to $0.5 million and $1.8 million in 1996 and 1995, respectively. During 1996, working capital was employed in the construction of the Company's new facility, reducing reported working capital levels. The Company invested $5.3 million in property and equipment during 1997 compared to $7.8 million and $4.2 million in 1996 and 1995, respectively. The Company expects to invest approximately $6.0 million in property and equipment in 1998. The Company invested approximately $1.2 million in 1997 to fund the establishment of operations in Australia and New Zealand. The Company does not expect its total investment in the Australia and New Zealand operations to exceed $3.5 million.

     On May 30, 1997, the Company re-negotiated its line of credit. The new terms increase the available bank line to $5.0 million from the previously available $3.5 million. The line-of-credit agreement expires in May 1998. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line of credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of December 27, 1997, the Company was in compliance with these covenants. The Company paid off the balance of $1.5 million that existed at December 28, 1996, and there was no outstanding balance as of December 27, 1997.

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

OUTLOOK

     Management believes sales growth will continue at a robust rate in 1998. Increasing revenues will be driven by the opening of the Australia and New Zealand markets along with continued growth in the Company's existing North American markets. The following table highlights the growth rate in North America over the last several years:

                                            (Dollars in Millions)
Fiscal years ended              1997      1996      1995      1994     1993
                               ------    ------    ------    ------    -----
United States                  $59.0     $44.7     $21.5     $ 7.3     $ 3.9

% growth over
   prior year                     32%      108%      195%       87%      N/A

Canada                           $26.2     $12.0      $3.0      N/A      N/A

% growth over
   prior year                    118%      300%      N/A       N/A       N/A


     Management believes that cost of sales will increase modestly as a percent of sales in the first quarter of 1998. The expected increase in cost of sales can be attributed primarily to duties and taxes on Australian and New Zealand product imports, and to a lesser extent, a temporary change in sales mix to lower gross margin products. Management believes that increases in production efficiencies will offset the impact of duties and taxes by the third quarter of 1998.

     Distributor incentives as a percent of net sales has increased every year of the Company's existence; however, distributor incentives exhibited improvement as a percent of net sales in both the third and the fourth quarter of 1997 when compared to the same periods in 1996. The improvement in distributor incentives in the third and fourth quarters of 1997 resulted from a change in the Company's pricing structure that was phased in beginning in the third quarters of 1997. The new price structure creates a spread between the price a distributor pays for the product and the sales volume points associated with the sale. The Company prices its products to achieve a desired contribution margin (sales less cost of sales and distributor incentives). As cost of sales increase, management will price products such that fewer commissions are paid out on net sales generated. Therefore, management believes that distributor incentives will decline modestly as a percent of net sales in 1998 when compared to 1997.

     Management believes that SG&A expenditures will increase as a percent of net sales during 1998. The expected increase can primarily be attributed to standard start-up costs related to international expansion. The Australia and New Zealand operations will be burdened initially by relatively high SG&A expenses. SG&A expense as a percent of net sales should improve throughout 1998 as sales increase. Consistent with the Company's growth strategies, management intends to invest additional SG&A dollars to research markets for future international expansion.

     RISK FACTORS

     Important factors that may cause results of the Company's operations to differ from expectations include the following:

     Reliance Upon Independent Distributor Network. The Company's products are distributed exclusively through an extensive network marketing system of independent distributors. These distributors are independent contractors who purchase products directly from the Company for their own use or for resale. As part of the process of enrolling new distributors in its program, the Company enters into independent distributor agreements with every person or entity that becomes a distributor. Distributors typically work at the distribution of the Company's products on a part-time basis and may and likely will engage in other
business activities.   The Company has a large number of distributors and a
relatively small corporate staff to implement its marketing programs and provide motivational support. The Company undertakes no effort to provide individual training to its distributors. Distributor agreements with the Company may be voluntarily terminated by distributors at any time. There is typically
significant turnover in distributors from year to year.   The Company's revenue
is directly dependent upon the efforts of non-employee, independent distributors and future growth in sales volume will depend in large part upon an increase in the number of new distributors and/or improved productivity of the Company's distributors. Consequently, the loss of a key distributor or group of distributors, turnovers or decreases in the size of the distributor force, seasonal or other decreases in purchase volume, sales volume reduction costs associated with training new distributors and other related expenses may combine to reduce or adversely affect the revenues and profitability of the Company. Moreover, the Company's ability to continue to attract and keep new distributors can be affected by a number of factors, some of which are beyond the control of the Company, including general business and economic conditions, public perception about direct or network marketing programs in general, high-visibility investigations or legal proceedings against direct or network marketing companies by federal or state authorities or private citizens, public perceptions about the value and efficacy of vitamin or nutritional supplement products generally. There can be no assurance that the Company will be able to continue to attract new distributors and retain distributors in numbers sufficient to sustain the Company's future growth or to maintain present growth levels, which inabilities could materially and adversely affect the Company's operations and financial condition. Additionally, although the Company presently intends to expand its international operations into new market opportunities, all of the markets for the Company's products, international or domestic, are characterized by finite populations in defined geographic areas. In many of these areas, direct and network marketing companies other than the Company already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity such as the Company, or to make it more difficult for the Company to recruit qualified distributors.

     Government Scrutiny of Network Marketing Practices. Network marketing systems such as the Company's are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than "investment" in the
sponsoring company.   In the U.S., these laws and regulations include the
federal securities laws, regulations and statutes administered by the Federal Trade Commission ("FTC") and various state anti-pyramid and business opportunity laws that target direct selling businesses that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. Similar laws also may govern the Company's activities in foreign countries. Based on its experience to date and research conducted in opening its existing markets (including assistance from local counsel), the Company believes that it is in compliance with all such laws and regulations where its products are sold. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system could be found not to be in compliance with applicable laws or regulations. Failure by the Company to comply with these laws and regulations could have an adverse material effect on the Company or a distributor in a particular market or in general.

       Potential Effects of Adverse Publicity, Negative Public Perception. The Company's ability to attract and maintain distributors and to sustain and enhance end-user sales through its distributors, as well as its overall financial condition can be impacted by adverse publicity regarding the Company or its competitors, particularly competitors or other network marketing companies with global operations, including publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or the Company's products or ingredients specifically, regulatory investigations of the Company or its competitors or other network marketing companies and their products, distributor actions and the public's perception of the Company's distributors or the network or direct marketing industry in general. There can be no assurance that the Company will not be subject to adverse publicity or negative public perception in the future as a result of regulatory investigations or actions, whether of the Company or other network marketing companies, distributor actions or other factors, or that such adverse publicity will not have a material adverse effect on the Company's business, operations and financial condition.

     Distributors' Independent Actions. The Company's distributors are required to sign the Company's Distributor Application and Agreement which requires them to abide by USANA Policies and Procedures. Although these Policies and Procedures prohibit distributors from making certain claims regarding the Company's products or income potential from the distribution of those products, nonetheless, in certain instances distributors may from time to time create promotional materials which do not accurately describe the Company's marketing program or may make statements regarding potential earnings, product claims or other matters not in accordance with the Company's policies or contrary to applicable laws and regulations concerning these matters. Although no action has been taken against the Company by regulatory authorities to date, legal actions against distributors or others associated with the Company could lead to increased regulatory scrutiny of the Company and its network marketing system. In order to assure itself that its Policies and Procedures and the practices of its independent distributors conform to law and fairly protect the interests of consumers, the Company attempts to monitor distributor activities to the extent possible to guard against misrepresentation and other illegal or unethical conduct by distributors. In this regard, it is the Company's policy to promptly and appropriately follow-up on any consumer complaints or inquiries about distributor conduct. The Company also has in place certain systems and methods for monitoring distributor performance and involvement to assure that the terms of its compensation plan are being observed. There can be no assurance, however, that the Company will be able to completely accomplish this objective. In addition, distributors could make predictive statements about the Company's operations or other unauthorized remarks regarding USANA which the Company may be unable to control. Publicity resulting from such activities of distributors can also make it more difficult for the Company to attract and retain distributors or may adversely affect the Company's ability to expand into new markets or in other ways.

     Increased Distributor Compensation Expense. Under the Company's distributor compensation plan, distributor incentives have increased from 44.1% of net sales in 1995 to 46.4% in 1997. In July 1997, the Company amended its distributor compensation program and product pricing structure for the first time since its inception. As a result of these changes, the prices of the Company's most popular products were increased and commissionable sales volume was adjusted with the objective of decreasing distributor incentives as a percent of net sales. Subsequent to these changes, the Company experienced improvement in distributor incentives as a percent of net sales in both the third and fourth quarter of 1997 when compared to the same periods in 1996. Although these changes were initially successful, no assurance can be given that these changes in the Company's distributor compensation plan will continue to offset the risk of excessive distributor incentives in the future.

     Government Regulation-Products and Manufacturing. The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency ("EPA"). These activities are also subject to regulation by various agencies of the countries, states and other localities in which the Company's products are sold. In October 1994, the "Dietary Supplement Health and Education Act of 1994" ("DSHEA") was enacted. The DSHEA defines dietary supplements (which include vitamins, minerals, nutritional supplements and herbs) and provides a regulatory framework to ensure safe, quality dietary supplements, and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the DSHEA, and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. The DSHEA provides for specific nutritional labeling requirements for dietary supplements. The DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, the DSHEA authorizes the FDA to promulgate current Good Manufacturing Practices ("GMP") specific to the manufacture of dietary supplements to be modeled after drug GMP's. The Company currently manufactures its dietary supplement products pursuant to the rigorous standards of the existing drug GMP's. The Company cannot determine what effect currently proposed FDA regulations or changed or amended regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation, any of which consequences could result in additional expenditures by the Company that individually or cumulatively could have a material adverse effect on the Company and its financial condition. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on the Company.

     Product Liability. As a manufacturer and distributor, the Company could become exposed to product liability claims and/or litigation to prosecute such claims. The Company has not been party to any product liability litigation to date, although certain individuals have asserted that they have suffered adverse consequences as a result of using the Company's nutritional products. These matters have historically been settled to the Company's management's satisfaction and have not to date resulted in material payments by the Company. The Company's management is aware of no respect in which any of its products are or have been defective in any way that could give rise to material losses or
expenditures related to product liability claims.   Moreover, the Company is
aware of no respect in which the use of nutritional supplement or vitamin products such as those manufactured and sold by the Company have caused adverse reactions on anything but a statistically insignificant and highly isolated basis. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate.

     Competition. The business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and, in the case of other network marketing companies, for distributors. The Company competes directly with other entities that manufacture, market and distribute nutritional and personal care products in each of its product lines. The Company competes with these entities by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The vitamin/nutritional supplement market in which the Company's leading products compete is characterized by (i) large selection of essentially similar products that are difficult to differentiate, (ii) retail consumer emphasis on value pricing, (iii) constantly changing formulations based on evolving scientific research, (iv) low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing outsourcing, low regulatory requirements, and ready access to large distribution channels, and (v) a lack of uniform standards regarding product ingredient source, potency, purity, absorption rate and form. There can be no assurance that the Company will be able to compete in this intensely competitive environment. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional and personal care product companies. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products. The Company is also subject to significant competition from other network marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

     The leading network marketing company is Amway Corporation and its affiliates. Avon Products is the leading direct seller of beauty and related products in 125 countries worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Herbalife International, Nature's Sunshine Products, Rexall Sundown, Inc. and its direct selling division Rexall Showcase International, Twinlab Corporation, and NuSkin International. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.

     Expansion Into Foreign Markets. The Company recently commenced operations in Australia and New Zealand and intends on continuing its international expansion efforts; however, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, the Company may also expect problems related to entering new markets with different cultures and legal systems from those encountered elsewhere. Expansion of the Company's operations into new markets may require substantial working capital and capital requirements associated with regulatory compliance. There can be no assurance that the Company will be able to obtain necessary permits and approvals or that it will have sufficient capital to finance its expansion efforts in a timely manner.

     Foreign Duties and Import Restrictions. At present, most of the Company's products are manufactured in the United States and are imported into the countries in which they are ultimately sold. The countries in which the Company conducts business impose various legal restrictions on imports. In most cases, permits or licenses are required to import particular types of goods, including nutritional supplements and personal care products. Duties of varying amounts are imposed based on the values or quantities of the goods imported. In certain countries and jurisdictions, cosmetic and nutritional products are subject to significant import duties. Other products that the Company imports, notably products in the personal care line, may be subject to health and safety regulations. Certain products in the nutritional line may also be subject to governmental regulation regarding food and drugs, which regulations have had the effect of limiting the Company's ability to sell some of its products in some countries and jurisdictions. Certain of the Company's products which may be deemed in certain countries to be "pharmaceutical" in nature and may therefore not be permitted to be sold through network marketing channels in those countries. The Company has not to date experienced any difficulty in obtaining or maintaining import licenses, but there can be no assurance that it will not experience difficulties in the future in connection with its nutritional products in certain countries. Many products require reformulation to comply with local requirements. In addition, new regulations may be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company's business and results of operations. Duties on imports are a component of national trade and economic policy and could be changed in a manner that would be materially adverse to the Company's sales and its competitive position compared to locally-produced goods. In addition, import restrictions in certain countries and jurisdictions may prevent the importation of U.S.-manufactured products altogether. Present or future health and safety or food and drug regulations could delay or prevent the introduction of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace.

     Taxation and Transfer Pricing Considerations. The Company's principal domicile is the United States, where it is also incorporated. The Company is subject to taxation in the United States at an effective rate ranging from 37% to 38%. In addition, the Company's Canadian subsidiary is subject to taxation in Canada, at an effective rate ranging from 44% to 45%. Tax rates applicable to operations in New Zealand and Australia will be approximately 36% and 33%,
respectively.   Under tax treaties, the Company is eligible to receive foreign tax credits in the United States for taxes actually paid abroad. As the Company's operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to the Company, resulting in the Company's paying a higher overall effective tax rate on its worldwide operations. The Company has adopted "transfer pricing agreements" with its subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the Company for product purchases, management services, and contractual obligations such as the payment of distributor commissions. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in the Company's transfer pricing practices, the Company could become subject to
higher taxes and its earnings would be adversely affected.   The Company
believes that it operates in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

     Risks Associated With Rapid Growth. Since 1993, the Company has experienced rapid growth. The management challenges encountered by the Company as a result of this growth include a significant increase in the number of employees and distributors, needed expansion of facilities, acquisition of capital equipment and information systems to accommodate growth, additions and modifications to the Company's product lines, and expansion into new markets. To effectively manage these and other changes resulting from rapid growth, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, information and management systems. If the Company is unable to manage growth effectively or to hire or retain qualified personnel, its business and results of operations may be adversely affected. Moreover, the capital expenditures and personnel expenses associated with such growth may adversely affect the Company's results of operations.

     Raw Materials. The Company has short term contracts with some suppliers of raw material used in its products. Normally, materials used in manufacturing the Company's products are purchased on account or by purchase order. The Company has very few long term agreements for the supply of such materials. There is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company. For example, since the fourth quarter of fiscal year 1996 and continuing intermittently during 1997, the Company experienced difficulty in obtaining sufficient quantities of natural Vitamin E powder, an ingredient required for the manufacture of several of its products. It is expected that the supplier's shortage could continue in 1998. As a consequence, the Company has been required to alter its product or to substitute a different product from another source. This and similar future product or ingredient shortages may adversely affect the Company's results of operations.

     Reliance on Key Management Personnel. The Company depends on the services of several key executive officers, including, but not limited to its founder, Dr. Myron Wentz, who serves as the Chairman of the Company's Board of Directors as well as its Chief Executive Officer and President. Other executive officers of the Company also make significant contributions to the Company's success, including Gilbert Fuller (Vice President of Finance and Chief Financial Officer), Dallin Larsen (Vice President of Sales), Jeb McCandless (Vice President and Chief Operating Officer) and David Wentz (Vice President of Strategic Development). Dr. Wentz's duties for the Company and his other professional responsibilities often require him to travel for extended periods of time, and he resides outside of Utah. Additionally, Dr. Wentz is a highly visible spokesman for the Company and the efficacy and potency of the Company's products. The loss of the services of Dr. Wentz or of any of the executive officers could have an adverse effect upon the Company's business, financial condition and operating results. The Company does not maintain a key man life insurance policy on Dr. Wentz and there can be no assurance that such a policy will be obtained in the future or that if obtained that the proceeds from such policy would adequately compensate the Company for the loss of Dr. Wentz.

     Effect of Exchange Rate Fluctuations.   The Company has several foreign
subsidiaries and has commenced efforts to expand its marketing organization into other foreign countries. As a result, exchange rate fluctuations may have a significant effect on its sales and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries. As the Company's business expands outside the United States, an increasing share of its revenues and expenses will be transacted in currencies other than its base currency, the U.S. dollar. Accounting practices require that the Company's non-U.S. sales and selling, general and administrative expenses be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products purchased from the Company by the Company's foreign subsidiaries are transacted in U.S. dollars.
As operations expand to Australia, New Zealand and other countries where foreign currency transactions may be made, the Company's operating results will be subject to the risks of exchange rate fluctuations and the Company may not be able to accurately estimate the impact of such changes on its future business, product pricing, results of operations or financial condition.

     Absence of Dividends. The Company has never declared dividends and it does not anticipate that any dividends will be declared on its Common Stock in the immediate future. The Company may from time to time re-evaluate this policy based on its net income and alternative uses for retained earnings, if any. Any future declarations of dividends will be subject to the discretion of the Board of Directors of the Company and subject to certain limitations under the Utah Revised Business Corporation Act. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. There can be no assurance regarding the timing or payment of any future dividends of the Company. See "Dividend Policy."

     Utah Control Shares Act.  The Utah Control Shares Act (the "Control
Shares Act") provides that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Utah corporation is denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights. The provisions of the Control Shares Act may discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of the Company's shareholders.

       Intellectual Property. The Company owns no patents, has filed no patent applications and does not intend in the immediate future to file a patent application covering any of the formulations of its nutritional or other products. The labeling regulations to which the Company's nutritional supplements are subject require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional product supplements is impractical, if not impossible given the large number of manufacturers who produce nutritional supplements and
vitamins having many active ingredients in common.   Additionally, the
nutritional supplement industry is characterized by rapid change and frequent re-formulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain
substances and interactions among various substances.   In this respect, the
Company maintains an active research and development program that is devoted to developing better, purer and more effective formulations of its nutritional
products.   The Company protects its investment in research, as well as the techniques it uses to improve the purity and effectiveness of its products by relying on trade secret laws and by having certain of its employees enter into confidentiality, non-disclosure and non-compete agreements. Additionally, it is the Company's practice to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for its products, which protection has been sought in the United States, Canada and many of the other countries in which the Company is either presently operating or plans to commence operations in the near future. The Company's R&D efforts may at some future time result in patentable products, in which case patents would be sought; however, no assurance can be given that patents would be obtained. Notwithstanding the Company's efforts as described above, there can be no assurance that the Company's efforts to protect its trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against the Company for infringement of the proprietary rights of others. If an infringement claim is asserted, the Company may be required to obtain a license of such rights. There can be no assurance that any such license would be available on reasonable terms, if at all. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and operating results. For example, since 1996 the Company has been engaged in defending litigation involving, among other things, claims of patent infringement relating to one of its most popular products. (See "Legal Proceedings.") Although the Company disputes the claims of the plaintiff in this case, the litigation has continued for nearly two years and the Company has expended approximately $140,000 in its defense of such claims. An adverse ruling in the case could have materially adverse effects on the earnings of the Company. Production of the Company's products has not ever been adversely affected by the unavailability of raw materials as a result of infringement or other similar claims or royalty claims from third parties. There can be no assurance, however, that such third party claims will not in the future adversely affect the Company's operations and financial condition.

       Year 2000 Risks. Since its inception, the Company has attempted to leverage technology, including increasingly sophisticated computer hardware and software, in managing the Company's business and operations. Historically, the Company has implemented computer systems for accounting and financial management, manufacturing, purchasing, inventory and warehouse management, shipping, and management of the distributor commission and compensation program. The Company also has relied on third-parties to facilitate its business including, for example, major credit card companies that process the vast majority of payments for the Company's products, major shipping companies located in the U.S., Canada and elsewhere through which the Company ships its products to distributors, financial institutions that provide commercial banking and other financial services to the Company, and the Nasdaq Stock Market, on which the Company's Common Stock is traded. The computer industry recently has recognized that many existing computer programs, many of which are large, custom-programmed mainframe applications that have continuously been written and amended over a long time period and by a variety of different programmers, use only two digits to identify a year in the date field. Such programs were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, many such computer applications could fail or create erroneous results by or at the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting a Year 2000 problem on a large mainframe or network application, however, can be difficult and expensive. In many cases, the original developer of the subject software is either defunct or unwilling to address the problem. Moreover, because many individuals may have programmed different pieces of a program, and some of them may have died or cannot be located, many companies will be forced to review the code comprising their software on a line-by-line basis, which can take enormous amounts of time and significant financial resources. The Year 2000 issue affects virtually all companies and organizations, including the Company. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences.

       The Company is in the process of insuring that its internal computer systems are Year 2000 compliant. Independent of those efforts, the Company's management determined in late 1997 that overall efficiencies could be achieved by the purchase and installation of an integrated enterprise resource planning ("ERP") system. The ERP system will replace all of the Company's existing resource planning systems except for the Company's proprietary, custom-programmed distributor billing and compensation program (the "Distributor System"). Management has negotiated the terms of and is in the process of finalizing its plans to install the ERP system through a third-party provider of software and consulting services, and management expects the installation to be complete no later than the first quarter of fiscal 1999. The third-party vendor of the ERP system has represented to the Company that the ERP system will be certified as Year 2000 compliant by the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. The Company intends to integrate the Distributor System with the ERP system at some point in the future. Prior to that integration, and during fiscal 1998, the Company intends to have the Distributor System audited for Year 2000 compliance, and to correct any problems identified by such audit. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

       Environmental Regulations. The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, the Company's products. The Company cannot predict the nature, scope or effect of future legislation or regulatory requirements to which its operations might be subject or the manner in which existing or future laws or regulations will be administered or interpreted, including whether they will be applied in the future to materials, products or activities to which they have not been applied previously. Complying with new or more stringent laws or regulations, or to more vigorous enforcement of the current or future policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on its business, financial condition and operating results. Environmental laws and regulations require the Company to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in its processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require the Company to halt one or more portions of its operations until a violation is cured. Although the Company works to operate in compliance with these environmental laws, there can be no assurance that the Company will succeed in that effort at all times. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Environmental Regulations."


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations and Outlook", including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for the Company's products and services, (iv) the effects of government regulation of the Company's products, (v) the development and launch of new products and the results of research and development efforts, and (vi) the growth of the Company's business, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed under the heading "Risk Factors" above.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information required by Part III is omitted from this Report in that the Company intends to file its definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information herein is incorporated by reference.

     Information with respect to directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement. Such information is incorporated herein by reference.

The executive officers of the Company as of March 25, 1998 were as follows:


Name                             Age  Position
----                             ---  --------
Myron Wentz, Ph.D.               57   President and Chief Executive Officer
David A. Wentz                   27   Vice President of Strategic Development
Gilbert A. Fuller                57   Vice President and Chief Financial Officer
Dallin A. Larsen                 38   Vice President of Sales
John B. McCandless, IV           50   Vice President and Chief Operating Officer

The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Myron Wentz, Ph.D., has been the President, CEO and Chairman of the Board of Directors of the Company since its inception. From 1969 to 1973, Dr. Wentz served as Director of Microbiology for Methodist Medical Center, Proctor Community Hospital, and Pekin Memorial Hospital, all in Peoria, Illinois. Dr. Wentz received a Ph.D. in Microbiology, with an emphasis in Immunology from the University of Utah, an M.S. in Microbiology from the University of North Dakota, and a B.S. in Biology from North Central College, Naperville, Illinois. Dr. Wentz founded Gull, the former parent of USANA, in 1974, and retains the position of Chairman of the Board of that company. Gull develops, manufactures and sells medical diagnostic test kits and related products.

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

     Gilbert A. Fuller is Vice President of Finance and Chief Financial Officer of the Company and has been with the Company since June 1996. Prior to joining the Company, Mr. Fuller was the Executive Vice President of Winder Dairy, Inc., a regional commercial dairy operation located in Utah. From May 1991 through October 1993, Mr. Fuller was Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and network-marketing distributor of personal care products located in Idaho. From July 1984 through January 1991, Mr. Fuller was the Vice President and Treasurer of Norton Company of Worcester, Massachusetts, a multi-national manufacturer of ceramics and abrasives. Mr. Fuller is a Certified Public Accountant and holds a B.S. degree in Accounting and an M.B.A. degree from the University of Utah.

     Dallin A. Larsen is the Company's Vice President Sales. He has been employed by the Company since January 1993. He has been actively involved in network marketing since 1989 and, for seven years, served as president of a corporation that owned weight-loss clinics in several states. Mr. Larsen graduated from Brigham Young University with a B.S. degree in Finance in 1986.

     John B. ("Jeb") McCandless is Vice President and Chief Operating Officer, and has been in management with the Company since October 1995. Before joining the Company, he was a consultant with Apogee Strategic Services, of Sandy, Utah from January 1994. From September 1987 to December 1993, Mr. McCandless was the President of Utah Biomedical Test Laboratory, located in Salt Lake City, Utah, where he supervised that company's business of contract research and scientific testing. He also served in managerial positions in toxicology at both Atlantic Richfield Company in Los Angeles and at Biodynamics, Inc. in New Jersey. Mr. McCandless received a B.A. degree in Zoology from the University of California, Santa Barbara, an M.S. in Pathology from the University of Utah, and M.A. and M.B.A. degrees from The Claremont Graduate School in California.

     The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading "Executive Compensation."

Item 11.  EXECUTIVE COMPENSATION

     The information in the Proxy Statement under the captions "Executive Compensation" and "Board of Director Committees and Compensation" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Beneficial Ownerships of Principal Shareholders, Directors and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions."

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form:

        1.  Financial Statements
            Report of Independent Auditors
            Consolidated Balance Sheets                                     F-1
            Consolidated Statements of Earnings                             F-2
            Consolidated Statements of Stockholders' Equity                 F-3
            Consolidated Statements of Cash Flows                           F-4
            Notes to the Consolidated Financial Statements                  F-6

        2.  Supplementary Data
            Quarterly Financial Data (unaudited)
            (included in the Notes to the Consolidated Financial Statements)

        3.  Financial Statement Schedules
            [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

        4.  Exhibits
            See Index to Exhibits


     (b)  Reports on Form 8-K
          None.


                                   Form 10-K
                       For Year Ended December 27, 1997
                                 Exhibit Index

Exhibit
Number          Description
------          -----------
11.1            Computation of Net Income per Share
                (included in Notes to Consolidated Financial Statements)
23.1            Consent of Independent Auditors
27.1            Financial Data Schedule

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of April, 1998:

                                       USANA, INC.

                                       By: /s/ Dr. Myron Wentz
                                           -------------------
                                       Dr. Myron Wentz, President and Chairman

Date:  April 3, 1998
       --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dr. Myron Wentz                                          April 3, 1998
--------------------------                                   --------------
Dr. Myron Wentz, Chairman, President                         Date
(Principal Executive Officer)


/s/ Gilbert A. Fuller                                        April 3, 1998
--------------------------                                   --------------
Gilbert A. Fuller, Vice President                            Date
And Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ David Wentz                                              April 3, 1998
--------------------------                                   --------------
David Wentz, Director                                        Date

/s/ Ronald S. Poelman                                        April 3, 1998
--------------------------                                   --------------
Ronald S. Poelman, Director                                  Date

/s/ Dr.Suzanne Winters                                       April 3, 1998
--------------------------                                   --------------
Dr. Suzanne Winters, Director                                Date

/s/ Robert Anciaux                                           April 3, 1998
--------------------------                                   --------------
Robert Anciaux, Director                                     Date

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
USANA, Inc. and Subsidiaries

         We have audited the consolidated balance sheets of USANA, Inc. and Subsidiaries (the Company) as of December 27, 1997 and December 28, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended and for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Salt Lake City, Utah
January 30, 1998

CONSOLIDATED BALANCE SHEETS


                                                       December 27,    December 28,
ASSETS                                                     1997            1996
                                                       ------------    ------------
CURRENT ASSETS
       Cash and cash equivalents                       $  2,608,315    $  1,130,487
       Accounts receivable, net of allowance
              for doubtful accounts of $138,886 in
              1997, and none in 1996 (Notes D and F)         98,362          55,149
       Current maturities of note
              receivable (Note D)                            30,061          27,212
       Income tax receivable                                    -           405,503
       Inventories (Notes B and F)                        6,515,297       6,399,128
       Prepaid expenses                                     594,930         389,424
       Deferred income taxes (Note H)                       856,000         361,000
       Other current assets (Note E)                        569,574         271,935
                                                       ------------    ------------
       Total current assets                              11,272,539       9,039,838
PROPERTY AND EQUIPMENT,
       AT COST (Notes C and F)                           13,910,996      11,549,813
NOTE RECEIVABLE, LESS CURRENT
       MATURITIES (Note D)                                   16,191          46,252

OTHER ASSETS (Note E)                                     1,169,639         442,937
                                                       ------------    ------------
                                                       $ 26,369,365    $ 21,078,840
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                $  3,211,749    $  4,709,028
       Line of credit (Note F)                                   -        1,500,000
       Other current liabilities (Note G)                 3,492,361       2,373,533
                                                       ------------    ------------
       Total current liabilities                          6,704,110       8,582,561

DEFERRED INCOME TAXES (Note H)                              407,000         129,000

COMMITMENTS AND CONTINGENCIES (Note J)                          -               -

STOCKHOLDERS' EQUITY (Note K)

       Common stock, no par value; authorized
              50,000,000 shares; issued and
              outstanding 6,405,619 shares in 1997
              and 6,351,119 shares in 1996                7,166,742       6,768,844

       Cumulative foreign currency
              translation adjustment                        (79,422)          9,786
       Retained earnings                                 12,170,935       5,588,649
                                                       ------------    ------------
       Total stockholders' equity                        19,258,255      12,367,279
                                                       ------------    ------------
                                                       $ 26,369,365    $ 21,078,840
                                                       ============    ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS


                                   December 27,     December 28,   December 31,
Year ended                             1997             1996           1995
                                   ------------    -------------   ------------
NET SALES                          $ 85,205,504    $ 56,700,122    $ 24,541,306
COST OF SALES                        17,852,316      11,595,830       5,703,409
                                   ------------    -------------   ------------
       Gross profit                  67,353,188      45,104,292      18,837,897

OPERATING EXPENSES
       Distributor incentives        39,536,132      25,890,347      10,800,330
       Selling, general and
              administrative         16,039,711      10,515,205       4,245,542
       Research and development       1,245,405         797,785         255,779
                                   ------------    -------------   ------------
       Earnings from operations      10,531,940       7,900,955       3,536,246

OTHER INCOME (expense)
       Interest income                  156,808         164,629         111,738
       Interest expense                 (15,538)         (6,915)         (2,231)
       Other, net                        25,076          89,629          81,495
                                   ------------    -------------   ------------
       Earnings before
              income taxes           10,698,286       8,148,298       3,727,248

Income taxes (Note H)                 4,116,000       3,113,000       1,422,000
                                   ------------    -------------   ------------
NET EARNINGS                       $  6,582,286    $  5,035,298    $  2,305,248
                                   ============    ============    ============

Earnings per common share--basic   $       1.03    $       0.80    $       0.41

Weighted average shares
       outstanding--basic             6,370,508       6,313,476       5,639,232

Earnings per common
       share--diluted              $       0.99    $       0.76    $       0.40

Weighted average shares
       outstanding--diluted           6,659,665       6,662,853       5,794,521


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Cumulative
                                        Common Stock              foreign       Retained
                                        ------------             currency       earnings
                                    Number                      translation   (accumulated
                                  of shares       Amount        adjustment      deficit)          Total
                                 -----------   ------------   -------------   ------------    ------------
Balance at January 1, 1995         5,315,742   $  3,473,429   $         --    $ (1,751,897)   $  1,721,532

Shares issued for (Note I):

       Property                       11,996         31,488             --              --          31,488
       Cash                          952,381      2,500,000             --              --       2,500,000

Foreign currency
       translation adjustment             --             --         (3,752)             --          (3,752)

Net earnings for the year                 --             --             --       2,305,248       2,305,248
                                 -----------   ------------   ------------    ------------    ------------
Balance at
       December 31, 1995           6,280,119   $  6,004,917   $     (3,752)   $    553,351    $  6,554,516
                                 ===========   ============   ============    ============    ============

Sale of common stock
       under stock option
       plan, net (Note K)             71,000        171,458             --              --         171,458

Tax benefit from exercise of
       stock options                      --        592,469             --              --         592,469

Foreign currency translation
       adjustment                         --             --         13,538              --          13,538

Net earnings for the year                 --             --             --       5,035,298       5,035,298
                                 -----------   ------------   ------------    ------------    ------------
Balance at
December 28, 1996                  6,351,119   $  6,768,844   $      9,786    $  5,588,649    $ 12,367,279
                                 ===========   ============   ============    ============    ============

Sale of common stock
       under stock option
       plan, net (Note K)             54,500        166,225             --              --         166,225

Tax benefit from
       exercise of
       stock options                      --        231,673             --              --         231,673

Foreign currency translation
       adjustment                         --             --        (89,208)             --         (89,208)

Net earnings for the year                 --             --             --       6,582,286       6,582,286
                                 -----------   ------------   ------------    ------------    ------------
Balance at
       December 27, 1997           6,405,619   $  7,166,742   $    (79,422)   $ 12,170,935    $ 19,258,255
                                 ===========   ============   ============    ============    ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             December 27,   December 28,   December 31,
Year ended                                      1997            1996          1995
                                             -----------    -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                 $ 6,582,286    $ 5,035,298    $ 2,305,248

Adjustments to reconcile net
       earnings to net cash provided
       by operating activities
              Depreciation and
                    amortization               2,215,685        921,846        291,493
              Gain on sale of property
                    and equipment                 (3,161)       (69,020)       (66,863)
              Charitable contribution of
                    property and equipment         2,590             --             --
Provision for doubtful accounts                  138,886         (2,000)        10,279

Provision for inventory obsolescence             220,000             --             --
Deferred income taxes                           (217,000)      (111,000)       (75,000)

Changes in assets and liabilities
       Receivables                              (182,099)       (41,903)        11,104
       Income tax receivable                     405,503       (405,503)            --
       Inventories                              (336,169)    (4,271,404)    (1,240,792)
       Prepaid expenses and
              other assets                    (1,617,479)      (938,202)      (209,079)
       Accounts payable                       (1,497,279)     3,498,823        850,664
       Other current liabilities               1,350,501        620,939      1,994,042
                                             -----------    -----------    -----------
Total adjustments                                479,978       (797,424)     1,565,848
                                             -----------    -----------    -----------
Net cash provided by
       operating activities                    7,062,264      4,237,874      3,871,096
                                             ===========    ===========    ===========
CASH FLOWS FROM INVESTING ACTIVITIES
Receipts on notes receivable                      27,212         12,623             --
Increase in notes receivable                          --        (86,087)            --
Purchase of property and equipment            (5,299,158)    (7,800,906)    (4,157,805)
Proceeds from sale of property
       and equipment
                                               1,110,493        120,400        235,600
Collection of related party advances                  --             --        160,000
                                             -----------    -----------    -----------
Net cash used in investing activities         (4,161,453)    (7,753,970)    (3,762,205)
                                             ===========    ===========    ===========

                                                                     (continued)


                                                    December 27,   December 28,   December 31,
Year ended                                              1997           1996           1995
                                                    -----------    -----------    -----------
(continued)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in cash overdraft                          $        --    $        --    $  (275,084)
Proceeds from issuance of
       long-term obligations                                 --             --         20,652
Principal payments of
       long-term obligations                                 --        (14,819)       (21,205)
Net proceeds from sale of
       common stock                                     166,225        171,458      2,500,000

Increase in line of credit                              605,000      1,500,000             --

Decrease in line of credit                           (2,105,000)            --             --
                                                    -----------    -----------    -----------
Net cash (used in) provided
       by financing activities                       (1,333,775)     1,656,639      2,224,363
                                                    ===========    ===========    ===========

Effect of exchange rate
       changes on cash                                  (89,208)        13,538         (3,752)
                                                    -----------    -----------    -----------

Net increase (decrease) in
       cash and cash equivalents                      1,477,828     (1,845,919)     2,329,502
Cash and cash equivalents at
       beginning of year                              1,130,487      2,976,406        646,904
                                                    -----------    -----------    -----------

Cash and cash equivalents at
       end of year                                  $ 2,608,315    $ 1,130,487    $ 2,976,406
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for
       Interest                                       $  15,500      $  22,800      $   2,200
       Income taxes                                 $ 3,888,800    $ 4,375,000    $    64,300
                                                    -----------    -----------    -----------

Noncash financing and investing activities

     During 1995, the Company acquired real property from a shareholder in exchange for 11,996 shares of common stock valued at $31,488.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

1. FINANCIAL STATEMENT PRESENTATION

     The accounting and reporting policies of USANA, Inc. and Subsidiaries (the Company) conform with generally accepted accounting principles and with general practices in the manufacturing and distribution industry. In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of USANA, Inc. and its wholly-owned subsidiaries, USANA Canada, Inc., USANA Australia Pty Ltd, USANA New Zealand Limited, and USANA Trading Company, Inc. USANA, Inc. was incorporated in July of 1992 under the laws of the State of Utah. USANA Canada, Inc. was incorporated and began operations in February of 1995. USANA Australia Pty Ltd, and USANA New Zealand Limited were incorporated in March of 1997, USANA Trading Company, Inc. was incorporated in September of 1997. These three subsidiaries had not begun operations as of December 27, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. BUSINESS ACTIVITY

     The Company is engaged in the manufacturing and distribution of nutritional and personal care products which are sold through a direct selling marketing system throughout the United States and Canada. Direct selling began in Australia and New Zealand in February 1998.

4. FISCAL YEAR

     In 1996, the Company changed its fiscal year to a 52-53 week year, ending on the Saturday closest to December 31. This change had no material effect on the financial statements.

5. CASH AND CASH EQUIVALENTS

     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

6. OTHER CURRENT ASSETS

     Start-up costs incurred by the Company's subsidiaries are capitalized as incurred. These start-up costs are amortized over 12 months or less beginning on the date the subsidiaries begin operations. Product development costs are capitalized and amortized over an average of 12 months.

7. INTERNAL SOFTWARE DEVELOPMENT COSTS

     Software development costs for internally used software are capitalized beginning when adequate funds are committed and technological feasibility for the project is established up to the time the product is ready for use.

Amortization of the capitalized costs will begin when the software is ready for its intended use, after substantially all tests to determine whether the software is operational have been completed. No amortization has been taken as of December 27, 1997.

8. INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method.

9. DEPRECIATION AND AMORTIZATION

     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.

10. REVENUE RECOGNITION AND DEFERRED REVENUE

     The Company receives payment for the sales price of its products at the time orders are made by a distributor. Sales are recorded when the product is shipped. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.

11. DEFERRED INCOME TAXES

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

12. PRODUCT RETURN POLICY

     Returned product that is unused and resalable will be refunded at 100% of sales price to the distributor less a 10% restocking fee up to one year from the date of purchase. Returned product that was damaged during shipment to the distributor is 100% refundable. Return of product other than that which was damaged at the time of receipt by the distributor constitutes potential cancellation of the distributorship. Product returns are not significant.

13. RESEARCH AND DEVELOPMENT

     Research and development costs have been charged to expense as incurred.

14. EARNINGS PER SHARE

     Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation include stock options granted.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, notes receivable, trade receivables, payables and line of credit obligation approximates carrying values due to the short-term maturity of the instruments.

16. TRANSLATION OF FOREIGN CURRENCIES

     The foreign subsidiaries' asset and liability accounts, which are originally recorded in the appropriate local currency, are translated for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates for the period. Transaction gains and losses, the amounts of which are not material, are included in other income and expense. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

17. COMMON STOCK

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

18. CERTAIN RECLASSIFICATIONS

     Certain nonmaterial reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

19. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Comprehensive income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenues, expenses, gains, and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

Disclosure of segments

     Also in September 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

     Management does not believe that the adoption of SFAS 130 and SFAS 131 will have a material effect on the Company's consolidated financial statements.

NOTE B-INVENTORIES
Inventories consist of the following:

                                          1997                      1996
                                     -----------                -----------
Raw materials                        $ 2,312,557                $ 2,487,907
Work in progress                         903,915                    455,315
Finished goods                         3,518,825                  3,455,906
                                     -----------                -----------
                                       6,735,297                  6,399,128
Less allowance for
    inventory obsolescence               220,000                         -
                                     -----------                -----------
                                     $ 6,515,297                $ 6,399,128
                                     ===========                ===========

NOTE C-PROPERTY AND EQUIPMENT
Cost of property and equipment and their estimated useful lives consist of the following:

                                            Years        1997          1996
                                            -----     -----------    -----------
Building                                     40       $ 5,437,484    $ 5,034,304
Laboratory and production equipment          5-7        1,479,881      2,337,358
Computer equipment                           3-5        5,808,929      2,347,347
Furniture and fixtures                       3-5        1,312,699        684,481
Automobiles                                  3-5          320,920        285,039
Leasehold improvements                       3-5           86,308             -
Land improvements                            15           289,325        285,278
                                                      -----------    -----------
                                                       14,735,546     10,973,807
Less accumulated depreciation
       and amortization                                 2,597,335      1,196,779
                                                      -----------    -----------
                                                       12,138,211      9,777,028
Land                                                    1,772,785      1,772,785
                                                      -----------    -----------
                                                      $13,910,996    $11,549,813
                                                      ===========    ===========


NOTE D-RECEIVABLES
Accounts receivable consist of the following:

                                                          1997          1996
                                                       ---------      --------
Trade receivables                                      $ 230,941      $ 55,149
Other receivables                                          6,307             -
                                                       ---------      --------
                                                         237,248        55,149
Less allowance for
    doubtful accounts                                    138,886             -
                                                       ---------      --------
                                                       $  98,362      $ 55,149
                                                       =========      ========

The history of the allowance for doubtful accounts is as follows:

                                                 1997       1996       1995
                                               --------   --------   --------
Balance at beginning
       of the year                             $     -    $  2,000   $106,698
Provisions                                      138,886          -     10,279
Write-offs                                           -       2,000    114,977
                                               --------   --------   --------
Balance at end of the year                     $138,886   $      -   $  2,000
                                               ========   ========   ========

Note receivable consists of the following:

                                                       1997             1996
                                                     --------         --------
10% note receivable from a
    company, due over three years,
    collateralized by equipment                      $ 46,252         $ 73,464
    Less current maturities                            30,061           27,212
                                                     --------         --------
                                                     $ 16,191         $ 46,252
                                                     ========         ========

NOTE E-OTHER ASSETS

Other current assets consist of the following:

                                                      1997               1996
                                                   ----------         ---------
Capitalized start-up costs                         $  216,746         $       -
Product development costs                             769,661           367,963
Other                                                 116,827            50,000
                                                   ----------         ---------
                                                    1,103,234           417,963
Less accumulated amortization                         533,660           146,028
                                                   ----------         ---------
                                                   $  569,574         $ 271,935
                                                   ==========         =========

Other long-term assets consist of the following:


                                                      1997               1996
                                                   ----------         ---------
Internal software
       development costs                           $  757,378         $ 183,758
Deposits on equipment                                 336,061           239,561
Other                                                  76,200            19,618
                                                   ----------         ---------
                                                   $1,169,639         $ 442,937
                                                   ==========         =========

Amortization expense was $387,632 and $146,027 in 1997 and 1996, respectively.

NOTE F-LINE OF CREDIT

         The Company has a $5 million line of credit expiring in May 1998. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line of credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of December 27, 1997, the Company was in compliance with the covenants. The Company paid off the balance of $1.5 million that existed at December 28, 1996, and there was no outstanding balance as of December 27, 1997.

NOTE G-OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

                                                       1997             1996
                                                    ----------       ----------
Accrued compensation and related items              $  762,983       $  400,623

Distributor incentives                                 684,569          614,559

Income taxes                                           728,570           95,851

Sales taxes                                            658,269          887,487

Deferred revenue                                       165,376          177,488

All other                                              492,594          197,525
                                                    ----------       ----------
                                                    $3,492,361       $2,373,533
                                                    ==========       ==========

NOTE H-INCOME TAXES
Income tax expense (benefit) consists of the following:

                                       1997             1996           1995
                                    ----------      -----------     -----------
CURRENT
Federal and State                   $3,866,000      $ 3,114,000     $ 1,497,000
Foreign                                467,000          110,000               -
                                    ----------      -----------     -----------
                                     4,333,000        3,224,000       1,497,000

DEFERRED                              (217,000)        (111,000)        (75,000)
Federal and State                   ----------      -----------     -----------
                                    $4,116,000      $ 3,113,000     $ 1,422,000
                                    ==========      ===========     ===========

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% is as follows:

                                           1997          1996         1995
                                        -----------   -----------  -----------
Federal income taxes
       at statutory rate                $ 3,637,000   $ 2,770,000  $ 1,265,000
State income taxes,
       net of federal tax
       benefit                              369,000       269,000      143,000
Difference between
       U.S. statutory rate
       and foreign rate                     110,000        26,000            -
All other                                         -        48,000       14,000
                                        -----------   -----------  -----------
                                        $ 4,116,000   $ 3,113,000  $ 1,422,000
                                        ===========   ===========  ===========

Deferred tax assets and liabilities consist of the following:

                                                       1997             1996
                                                    ----------       ---------
DEFERRED TAX ASSETS
Inventory capitalization                            $  415,000       $ 324,000
Intercompany sales                                     220,000              -
All other                                              221,000          37,000
                                                    ----------       ---------
                                                    $  856,000       $ 361,000
                                                    ==========       =========

DEFERRED TAX LIABILITIES
Accumulated depreciation                            $ (310,000)      $(129,000)
All other                                              (97,000)              -
                                                    ----------       ---------
                                                    $ (407,000)      $(129,000)
                                                    ==========       =========

NOTE I-RELATED PARTY TRANSACTIONS

     In July 1995, the Company issued 11,996 shares of common stock to Gull Holdings, Limited (owned by the Company's CEO) in exchange for certain real property and its associated outstanding mortgage. The real property received by the Company was then sold and the corresponding mortgage was paid in full prior to December 31, 1995. In September of 1995, the Company sold 952,381 shares of its common stock to Gull Holdings, Limited for $2.5 million.

NOTE J-COMMITMENTS AND CONTINGENCIES

1.  OPERATING LEASES

    The Company currently conducts its Canadian operations in leased facilities and has entered into lease commitments for its Australian and New Zealand subsidiaries. Each of the lease agreements are noncancelable operating leases and expire through 2003. The Company utilizes equipment under a noncancelable operating lease expiring in 1999. The minimum rental commitments under operating leases are as follows:

Year ending
December                Facilities            Equipment           Total
--------------------------------------------------------------------------
1998                    $  373,119            $ 397,111       $   770,230
1999                       399,223              405,955           805,178
2000                       322,926               66,875           389,801
2001                       290,144                    -           290,144
2002                       267,344                    -           267,344
Thereafter                  24,580                    -            24,580
                        ----------            ---------       -----------
                        $1,677,336            $ 869,941       $ 2,547,277
                        ==========            =========       ===========

       The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. Rent expense for operating leases in 1997 was $373,494 ($232,000 in 1996 and $179,000 in 1995).

2. SALE-LEASEBACK

         During 1997, the Company entered into an agreement for the sale and leaseback of certain production equipment. The Company has purchase and lease renewal options at the projected fair market value under the agreement. The lease is classified as an operating lease.

         As of December 27, 1997, production equipment with a book value totaling approximately $1,000,000 has been removed from the balance sheet. The annual lease payments, over the three year life of the lease, total approximately $390,837 in 1998; $401,250 in 1999; and $66,875 in 2000. These
amounts are included in the table above.

3. CONTINGENCIES

       The Company is involved in various lawsuits and disputes as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

4. EMPLOYEE BENEFIT PLAN

       The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of $.50 on each $1.00 of contribution up to 6% of the participating employees compensation. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest at 20% per year beginning with the second year. The Company contributed $132,757 to the plan during the year ended December 27, 1997, $32,750 for 1996 and $13,912 for 1995.

NOTE K-STOCK OPTIONS

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

LONG-TERM STOCK INVESTMENT AND INCENTIVE PLAN

       Officers and key employees have been granted options to acquire 864,500 shares of common stock that vest periodically through October 2002. The options were granted at prices ranging from $3.05 to $21.04 per share, which were the market prices of the Company's shares on the dates granted. Subsequent to the original grant date, the exercise prices of certain options were changed to $15.66 per share. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or ten years from the date of the grant.

DIRECTORS' STOCK OPTION PLAN

         Company directors have been granted options to acquire 250,000 shares of common stock that vest periodically through August 2001. The options were granted at prices ranging from $3.05 to $21.04 per share, which were the market prices of the Company's shares on the dates granted. Subsequent to the original grant date, the exercise price of these options was changed to $15.66 per share. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or ten years from the date of the grant.
         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                         1997            1996           1995
                                       --------        --------       --------
NET EARNINGS:
As reported                         $ 6,582,286     $ 5,035,298    $ 2,305,248
Pro forma                           $ 5,541,313     $ 3,834,104    $ 2,222,798
                                       --------        --------       --------

EARNINGS PER SHARE-BASIC
As reported                              $ 1.03          $ 0.80         $ 0.41
Pro forma                                $ 0.87          $ 0.61         $ 0.40
                                       --------        --------       --------

EARNINGS PER SHARE - DILUTED
As reported                              $ 0.99          $ 0.76         $ 0.40
Pro forma                                $ 0.83          $ 0.58         $ 0.38

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 62 percent for 1997 and 46 percent for 1996 and 1995; risk-free interest rate of 6.13 for 1997 and 6.19 percent for 1996 and 1995; and expected life of 8.22 for 1997 and 8.94 for 1996 and 1995. Dividends were assumed not to be paid during the period of calculation. The weighted average fair value of options granted was $12.85, $15.45 and $5.37 in 1997, 1996, and 1995, respectively.

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

         Changes in the Company's stock options from both plans are as follows:


                                                                       Weighted
                                                                       average
                                            Stock        Exercise      exercise
                                           options         price        price
                                           --------      --------      --------
Outstanding at
December 31, 1995                           653,500     $ 3.05-9.75      $ 5.37

                                           --------      --------      --------

Granted                                     550,000     11.93-21.04       19.98
Less:
       Exercised                             71,000        3.05            3.05
       Canceled or expired                  104,000      3.05-9.70         9.44
                                           --------      --------      --------
Outstanding at
December 28, 1996                         1,028,500    $ 3.05-21.04     $ 13.31
                                           ========      ========      ========
Granted                                      95,000     15.66-17.50       16.82

Less:
       Exercised                             54,500        3.05            3.05
       Canceled or expired                   80,000     3.05-15.66        11.54
                                           --------      --------      --------
Outstanding at
December 27, 1997                           989,000    $ 3.05-17.50     $ 10.98
                                           ========      ========      ========
Exercisable at
December 27, 1997                           189,000    $ 3.05-17.50      $ 9.03
                                           ========      ========      ========


NOTE L-INTERNATIONAL OPERATIONS

         The Company's operations involve a single industry segment, the manufacturing and distribution of nutritional and personal care products. Financial information summarized by geographic area for the years ended December 27, 1997, December 28, 1996 and December 31, 1995 are as follows: Prior to 1995, the Company had no international operations.


                                                                               New      USANA Trading
1997                                Domestic      Canada    Australia/(1)/ Zealand/(1)/ Company/(1)/  Consolidation
-------------------------------------------------------------------------------------------------------------------
Net sales-
unaffiliated customers            $58,975,432   $26,230,072     $ -           $ -           $ -      $85,205,504

Earnings from
operations (2)                     $9,483,250    $1,048,690     $ -           $ -           $ -      $10,531,940

Identifiable assets               $23,808,797    $1,381,403   $1,116,732    $62,433         $ -      $26,369,365
-------------------------------------------------------------------------------------------------------------------
                                                                               New     USANA Trading
1996                                Domestic      Canada    Australia/(1)/ Zealand/(1)/ Company/(1)/ Consolidation
-------------------------------------------------------------------------------------------------------------------
Net sales-
unaffiliated customers            $44,720,207   $11,979,915     $ -           $ -           $ -      $56,700,122

Earnings from
operations (2)                     $7,657,378      $243,577     $ -           $ -           $ -       $7,900,955

Identifiable assets               $20,627,987      $450,853     $ -           $ -           $ -      $21,078,840

-------------------------------------------------------------------------------------------------------------------
                                                                               New     USANA Trading
1995                                 Domestic      Canada    Australia/(1)/  Zealand/(1)/ Company/(1)/ Consolidation
-------------------------------------------------------------------------------------------------------------------
Net sales-
unaffiliated customers            $21,529,993    $3,011,313     $ -           $ -           $ -      $24,541,306

Earnings from
operations (2)                     $3,508,834       $27,412     $ -           $ -           $ -       $3,536,246

Identifiable assets                $9,814,094      $359,509     $ -           $ -           $ -      $10,173,603

(1) USANA Australia Pty Ltd, USANA New Zealand Limited and USANA Trading Company, Inc. were incorporated during 1997 but had not begun operations as of December 27, 1997.

(2) Intercompany transfers between geographic areas are not material.


NOTE M-QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly financial results for fiscal years 1997 and 1996 is as follows (in thousands, except per share data):

1997 quarter:                 First      Second        Third       Fourth
---------------------------------------------------------------------------
Net sales                  $ 17,654    $ 21,046      $22,873     $ 23,633
Gross Profit               $ 13,895    $ 16,652     $ 18,064      $18,742
Net Earnings                $ 1,123     $ 1,662      $ 1,856      $ 1,941
Earnings per common
share-diluted                 $0.17       $0.25        $0.28        $0.29
---------------------------------------------------------------------------



1997 quarter:                 First      Second        Third       Fourth
---------------------------------------------------------------------------
Net sales                  $ 10,554    $ 14,215     $ 16,098     $ 15,833
Gross Profit                $ 8,516    $ 11,145     $ 12,716     $ 12,727
Net Earnings                $ 1,119     $ 1,469       $1,457        $ 990
Earnings per common
share-diluted                $ 0.17      $ 0.22        $0.21       $ 0.15
---------------------------------------------------------------------------

EXHIBIT 11-EARNINGS PER SHARE CALCULATION


Year ended               December 27, 1997  December 28, 1996  December 31, 1995
--------------------------------------------------------------------------------
EARNINGS AVAILABLE TO
     COMMON SHAREHOLDERS        $6,582,286         $5,035,298         $2,305,248
--------------------------------------------------------------------------------
BASIC EPS
--------------------------------------------------------------------------------
SHARES
Common shares outstanding
     entire period               6,351,119          6,280,119          5,315,742
Weighted average common
     shares issued
     during period                  19,389             33,357            323,490
--------------------------------------------------------------------------------
Weighted average common
       shares outstanding
       during period             6,370,508          6,313,476          5,639,232
--------------------------------------------------------------------------------
Earnings per common share-basic      $1.03              $0.80              $0.41
--------------------------------------------------------------------------------
DILUTED EPS
--------------------------------------------------------------------------------
SHARES
Weighted average
       common shares

       outstanding during
       period-basic              6,370,508          6,313,476          5,639,232
Dilutive effect of
       stock options               289,157            349,377            155,289
--------------------------------------------------------------------------------
Weighted average
       common shares outstanding
       during period-diluted     6,659,665          6,662,853          5,794,521
--------------------------------------------------------------------------------
Earnings per common share-diluted    $0.99              $0.76              $0.40
--------------------------------------------------------------------------------