Form 10-K/A
period 1997-12-27
USANA INC
filed 1998-04-24
CIK 896264

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-K/A

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

None.

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

     USANA has four wholly-owned subsidiary corporations: USANA Canada, Inc. ("USANA Canada"), incorporated February 3, 1995; USANA Australia Pty Ltd. ("USANA Australia") incorporated March 25, 1997; USANA New Zealand Limited ("USANA New Zealand") incorporated March 18, 1997; and USANA Trading Co., Inc., a foreign sales corporation, incorporated on September 1, 1997. As used in this report, the term "Company" refers collectively to USANA and its subsidiaries.

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

     USANA has three laboratories in its facility, a microbiological testing laboratory, an analytical chemistry laboratory, and a research and development laboratory. The microbiological laboratory is the primary quality control facility that tests for product contamination in both raw materials and finished goods. In the Company's analytical chemistry laboratory, scientists perform tests on the chemical composition of both raw materials and finished products and conduct stability tests on finished products. Chemical assays for vitamins and mineral constituents are performed under United States Pharmacopeia ("USP") or other validated methods. The R&D laboratory is fully equipped to handle analytical testing of new raw ingredients, raw material extraction research, in vitro antioxidant testing, cell-culture procedures and human bio-availability studies. The Company continues to acquire additional instrumentation enhancing its ability to perform these tests.

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

                                                                  Approximate
Location                  Function                                Square Feet
---------                 --------                                -----------
Tooele, Utah, USA         Call center                                11,200

Ontario, Canada           Warehouse/distribution center/office       17,876

Sydney, Australia         Central office/call center/
                          warehouse/distribution center              20,000

Auckland, New Zealand     Warehouse/distribution center/office        3,801


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

CONSOLIDATED STATEMENTS OF EARNINGS
In thousands, except per share data
----------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended:                           12/27/97       12/28/96        12/31/95        12/31/94        12/31/93
----------------------------------------------------------------------------------------------------------------------
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

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
As of:                                       12/27/97       12/28/96        12/31/95        12/31/94        12/31/93
----------------------------------------------------------------------------------------------------------------------
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
                                   =========      =========      =========

1997 COMPARED TO 1996

     Net sales climbed to $85.2 million during 1997, an increase of $28.5 million or 50.3% from the $56.7 million recorded during 1996. The increase in net sales is primarily the result of a 42.4% increase in the Company's independent distributor base and the introduction of the Preferred Customer Program. As of December 27, 1997, the Company had approximately 84,000 current distributors compared to approximately 59,000 current distributors at December 28, 1996. The Company also introduced its Preferred Customer Program during the third quarter of 1997. This program is specifically designed for customers who desire to purchase USANA's products for themselves, while choosing not to become independent distributors. Approximately 9,000 participants enrolled in the Preferred Customer Program in 1997. Successful regional conventions, new product introductions, and the Company's first widespread price increase also contributed to sales growth in 1997. This increase, which was phased in beginning in the third quarter of 1997, accounted for less than two percent of net sales in 1997.

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

     Competition. The business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and, in the case of other network marketing companies, for distributors. The Company competes directly with other entities that manufacture, market and distribute nutritional and personal care products in each of its product lines. The Company competes with these entities by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The vitamin/ nutritional supplement market in which the Company's leading products compete is characterized by (i) large selection of essentially similar products that are difficult to differentiate, (ii) retail consumer emphasis on value pricing,
(iii) constantly changing formulations based on evolving scientific research,
(iv) low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing outsourcing, low regulatory requirements, and ready access to large distribution channels, and (v) a lack of uniform standards regarding product ingredient source, potency, purity, absorption rate and form. There can be no assurance that the Company will be able to compete in this intensely competitive environment. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional and personal care product companies. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products. The Company is also subject to significant competition from other network Marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company as of March 25, 1998 were as follows:



Name                                          Age       Position
----------------------------------------      ---       ----------------------
Myron W. Wentz, Ph.D.                         57        Chief Executive Officer,
                                                        President and Chairman
Gilbert A. Fuller                             57        Vice President and Chief Financial Officer
Dallin A. Larsen                              38        Vice President of Sales
John B. ("Jeb") McCandless                    50        Vice President and Chief Operating Officer
David A. Wentz                                27        Vice President of Strategic Development and Director
Ronald S. Poelman                             44        Director
Suzanne Winters, Ph.D.                        44        Director
Robert Anciaux                                52        Director


The following information is furnished with respect to the directors.

Myron W. Wentz, Ph.D., 57, has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception. From 1969 to 1973, Dr. Wentz served as Director of Microbiology for Methodist Medical Center, Proctor Community Hospital, and Pekin Memorial Hospital, all in Peoria, Illinois. Dr. Wentz received a Ph.D. in Microbiology with an emphasis in Immunology from the University of Utah, an MS in Microbiology from the University of North Dakota, and a BS in Biology from North Central College, Naperville, Illinois. Dr. Wentz founded Gull Laboratories, Inc. ("Gull," AMEX:GUL), the former parent of USANA, in 1974, and retains the position of Chairman of the Board of that company. Gull develops, manufactures and sells medical diagnostic test kits and related products.

David A. Wentz, 27, Vice President of Strategic Development, received a BS degree in Bioengineering from the University of California, San Diego in 1993. Mr. Wentz served with the Company first on a part-time basis and then was employed by the Company full time in 1994. He has served as a director of the Company since its spin-off from Gull in 1993. From 1994 until 1995, he served as Vice President and Executive Vice President of the Company. David A. Wentz is the son of Dr. Myron Wentz.

Ronald S. Poelman, 44, has been a member of the Company's Board of Directors since 1995. He is a partner in the Salt Lake City, Utah law firm of Jones, Waldo, Holbrook & McDonough, where he is head of the Corporate Finance Group. Prior to joining Jones, Waldo, Holbrook & McDonough in 1993, Mr. Poelman was a shareholder at the Salt Lake City law firm of Parsons, Behle & Latimer from 1989 to 1992. His specialty is corporate and securities law. Mr. Poelman received a BA in English from Brigham Young University and a JD from the University of California, Berkeley.

Suzanne Winters, Ph.D., 44, joined the Board of Directors in July 1996. Dr. Winters has been the State Science Advisor for the State of Utah since 1993. In that capacity, Dr. Winters advises the Governor and the State Legislature on matters related to science and technology and their applications to government, industry and public issues. From 1990 to 1993, Dr. Winters was the President of MC2 - Membranes and Coatings Consultants, Inc., a Salt Lake City, Utah-based business providing management services with respect to research and development for implantable, continuous, self-calibrating blood gas, pH, and electrolyte sensors and intravenous bubble oxygenators, and other technology-related management services. Dr. Winters received a Ph.D. in Pharmaceutics from the University of Utah in 1986.

Robert Anciaux, 52, is a resident of Brussels, Belgium. Mr. Anciaux joined the Board of Directors in July 1996. Since 1982, Mr. Anciaux has been self-employed as a venture capitalist in Europe, investing in various commercial, industrial and real estate venture companies in Belgium and abroad. Mr. Anciaux has been involved for a number of years as a shareholder of various companies that manage institutional or private investment funds. In some of these privately held companies, Mr. Anciaux has also served as a director.

Except for Dr. Wentz and his son David, there is no family relationship between any director or executive officer of the Company and any other director or executive officer.

Board of Directors Meetings, Committees and Compensation

The Company's Board of Directors took action at three duly noticed meetings during the fiscal year ended December 27, 1997 and acted on other occasions by unanimous written consent. Each director attended at least 75% of the Company's special meetings of the Board of Directors. The Board has an Audit Committee comprised of two outside directors of the Company, Mr. Poelman and Mr. Anciaux. The Board also has an Executive Committee, the members of which are Dr. Wentz, Mr. Wentz and Mr. Poelman. The Executive Committee met four times in 1997, with all members of the committee in attendance. The Executive Committee also serves as the Compensation Committee of the Board. During fiscal year 1997, the Audit Committee held one meeting, attended by both members of the Committee. The Compensation Committee also met three times as a committee during fiscal year 1997, with all members in attendance.

All Directors received an initial grant of options to purchase shares pursuant to the 1995 Directors' Stock Option Plan (the "Director Plan"). Except for the grant of options pursuant to the Director Plan, the Company's directors received no fees or other compensation for their service on the Board or otherwise participating in meetings of the Board or Committees of the Board, whether in person or by telephone, although the Company's policy is to reimburse Directors for their out-of-pocket expenses incurred in connection with their services as Directors.

Executive Officers

The following information is furnished with respect to the executive officers of the Company:

Myron W. Wentz, Ph.D., President and Chief Executive Officer (Biographical information is provided above.)

David A. Wentz, Vice President of Strategic Development (Biographical information is provided above.)

Gilbert A. Fuller, 57, is Vice President and Chief Financial Officer of the Company. He has been with the Company since June 1996. Prior to joining the Company, Mr. Fuller was the Executive Vice President of Winder Dairy, Inc., a regional commercial dairy operation located in Utah. From May 1991 through October 1993, Mr. Fuller was Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and network-marketing distributor of personal care products located in Idaho. From July 1984 through January 1991, Mr. Fuller was the Vice President and Treasurer of Norton Company of Worcester, Massachusetts, a multi-national manufacturer of ceramics and abrasives. Mr. Fuller is a Certified Public Accountant and holds a BS in Accounting and an MBA from the University of Utah.

Dallin A. Larsen, 38, is the Company's Vice President of Sales. The Company has employed him since January 1993. He has been actively involved in network marketing since 1989 and, for seven years, served as president of a corporation that owned weight-loss clinics in several states. Mr. Larsen graduated from Brigham Young University with a BS in Finance in 1986.

John B. ("Jeb") McCandless, 50, is Vice President and Chief Operating Officer. He has been with the Company since October 1995. Before joining the Company, he was a consultant with Apogee Strategic Services, of Sandy, Utah from January 1994. From September 1987 to December 1993, Mr. McCandless was the President of Utah Biomedical Test Laboratory, located in Salt Lake City, Utah, where he supervised that company's business of contract research and scientific testing. He also served in Managerial positions in toxicology at both Atlantic Richfield Company in Los Angeles and at Biodynamics, Inc. in New Jersey. Mr. McCandless received a BA in Zoology from the University of California, Santa Barbara, an MS in Pathology from the University of Utah, and MA and MBA degrees from The Claremont Graduate School in California.

In addition to the directors and executive officers identified above, the following individuals also make significant contributions to the business of the Company in the capacities indicated:

Timothy E. Wood, Ph.D., 49, is Director of Research and Development for USANA. In this position, he coordinates the Company's activities in product development and technical product support. Dr. Wood holds a Ph.D. in Biology from Yale University and an MBA in Technology Management from the Gore School of Business at Westminster College.

John H. McDonald, Ph.D., 62, is Senior Scientist at the Company and is active in new product research and product formulation, as well as Technical Services. He has been with the Company since its inception as a Gull division in 1990. Dr. McDonald holds a Ph.D. from the University of Utah in Experimental Biology, and received his training from the Department of Pathology at the University of Utah Medical School.


Item 11.  EXECUTIVE COMPENSATION


The following table summarizes the fiscal year 1997 compensation of the Chief Executive Officer of the Company and the Company's four most highly paid executive officers (other than the Chief Executive Officer), collectively the "Named Executive Officers," and the amounts earned by each of them during the past three fiscal years:

                                  SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                                                        Annual Compensation                      Awards

                                                                        Other             Securities
Name and                                                                Annual            Underlying
Principal                                                               Compensation      Options/SARs
Position                          Year      Salary ($)    Bonus         ($) (1)            (#) (2)
------------------------------    -----     ----------    -----------   -------------     --------------
Myron W. Wentz                    1995      $      0      $         0   $         0               0
CEO/President                     1996      $      0      $         0   $         0               0
                                  1997      $      0      $         0   $         0               0

Gilbert A. Fuller (3)             1995            --               --            --              --
V.P./CFO                          1996      $ 50,192      $     3,032   $     3,147          80,000
                                  1997      $117,885      $         0   $     5,447          80,000(4)

Dallin A. Larsen                  1995      $131,834      $     9,849   $     8,604         140,000
V.P. Sales                        1996      $134,615      $     8,678   $   468,883
                                  1997      $150,031      $         0   $   212,168

John B. McCandless(5)             1995      $ 20,542      $     2,636   $         0         100,000
V.P./COO                          1996      $ 87,688      $     5,606   $     5,125
                                  1997      $108,669      $         0   $     4,873

David A. Wentz (6)                1995      $ 88,769      $         0   $     1,323          62,500(7)
V.P. Strategic Development        1996      $ 28,846      $     1,617   $   279,807
                                  1997      $ 85,769      $         0   $   135,553


(1) Includes the approximate value of executive's use of a Company-owned car, the Company's matching contribution to executive's 401(k) plan, and the exercise of stock options.

(2) Shares subject to issuance upon exercise of options granted under a compensation plan.

(3)  Mr. Fuller became an employee of the Company in June 1996.

(4)  Represents repricing of options granted in the prior year.

(5)  Mr. McCandless became an employee of the Company in October 1995.

(6)  Mr. Wentz was not employed by the Company from 12/8/95 through 8/15/96.

(7) These options were received under the Director Stock Option Plan in Mr. Wentz's capacity as a director of the Company.

Stock Option Grants in Fiscal 1997

The Company did not grant any stock options or stock appreciation rights ("SAR's") to any of the Named Executive Officers in fiscal 1997.

Exercises of Stock Options in Fiscal 1997

The following table sets forth certain information concerning the exercise of options and options held by the Named Executive Officers during fiscal year 1997.

                   Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values

                                                        Number of
                                                        Securities          Value
                                                        Underlying          Unexercised
                                                        Unexercised         In-the-Money
                                                        Options/SARs        Options/SARs
                        Shares                          at 12/27/1997       at 12/27/1997
                        Acquired on      Value          Exercisable/        Exercisable/
Name                    Exercised (#)    Realized ($)   Unexercisable       Unexercisable
----------------------  -------------    ------------   ----------------    --------------
Myron W. Wentz                   0       N/A            N/A                 N/A
Gilbert A. Fuller                0       N/A            16,000/64,000        31,400/125,760
Dallin A. Larsen            20,000       204,000             0/100,000            0/1,457,500
John B. McCandless               0       N/A            40,000/60,000       317,000/475,000
David A. Wentz              12,500       127,500             0/37,500             0/546,563



Long-term Incentive Plans ("LTIPs")

The Company did not make any awards under any LTIP during the fiscal year ended December 27, 1997.

Compensation Plans

At the Annual Meeting of shareholders in 1995, the Company's shareholders approved the Company's 1995 Long-term Stock Investment and Incentive Plan (the "Stock Option Plan") and the Director's Stock Option Plan (the "Director Plan"). Options to purchase common stock of the Company have been awarded under both plans since 1995.

Employment Contracts and Other Arrangements

The Company has no employment agreements with any executive officers.

Report on Repricing of Options

In March 1997, the Board of Directors adjusted the exercise price of options previously granted under the Stock Option Plan and the Director Plan to certain individuals, including one of the Named Executive Officers. The Compensation Committee of the Board recommended the changes to bring the exercise prices closer to the market price for the Company's Common Stock at the time of the repricing such that the options continued to provide incentive for the persons who held them. The new exercise price was based on the average daily trading price for the five trading days preceding the date on which the repricing was adopted. The following table summarizes information concerning the adjustments made to the exercise price of options held by all executive officers of the Company during the past five fiscal years.

                           Option Repricings (1)

                                                Market
                                Number of       Price          Exercise               Length of
                                Securities    of Stock at     Price at                Original
                                Underlying     Time of          Time of                Option Term
                                Options/      Repricing       Repricing              Remaining at
                                  SARs            or              or        New        Date of
                                Repriced or   Amendment       Amendment    Price     Repricing or
Name                   Date     Amended (#)     ($)              ($)        ($)       Amendment
------------------    ------    -----------   -----------    ----------    -----     -------------
Myron W. Wentz        N/A                0    N/A            N/A           N/A       N/A
Gilbert A. Fuller     3/3/97        30,000                   21.04         15.66     9 yrs. 9 mos.
                                    50,000                   17.93         15.66     9 yrs. 4 mos.
Dallin A. Larsen      N/A                0    N/A            N/A           N/A       N/A
John B. McCandless    N/A                0    N/A            N/A           N/A       N/A
David A. Wentz        N/A                0    N/A            N/A           N/A       N/A


(1) Item 402(I) of Regulation S-K under the Securities Act of 1933 requires such information to be provided for each of the last ten completed fiscal years. The Company has only been in existence since 1993.


Compensation Committee Report on Executive Compensation

Preliminary Note: Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act or the 1934 Act that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the Stock Performance Graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

This Compensation Report discusses the Company's compensation policies and the basis for the compensation paid to its executive officers (including the Named Executive Officers), during the year ended December 27, 1997.

Compensation Policy. The Committee's policy with respect to executive compensation has been designed to:

* Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

* Reward executive officers for the achievement of key operating objectives and for the enhancement of the long-term value of the Company; and

* Align the interests of the executive officers with those of the Company's shareholders.

The components of compensation paid to executive officers consist of:
(a) base salary, (b) incentive compensation in the form of stock options awarded by the Company under the Company's Stock Option Plan and (c) certain other benefits. In 1998, the Committee will adopt a cash bonus program as an additional component of executive compensation. The Executive Committee of the Board of Directors functions as the Compensation Committee and is responsible for reviewing and approving all compensation paid by the Company to its executive officers and members of the Company's senior management team.

Components of Compensation. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

* Base Salary. The Compensation Committee periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

* Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of key operating objectives and long-term increases in shareholder value. The Compensation Committee believes that the stock options granted under the Stock Option Plan reward executive officers only to the extent that shareholders have benefited from increases in the value of the Company's Common Stock.

* Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

Compensation of the Chief Executive Officer. Dr. Wentz has served as the Chief Executive Officer of the Company since its inception. Dr. Wentz does not receive any compensation from the Company for his services and he has in the past declined to accept any options or other awards under any stock option or stock incentive plan that he might otherwise have been entitled to receive as an executive officer or director of the Company.

Conclusion. The Compensation Committee believes that its policies further the shareholders' interests because a significant part of executive compensation is based upon the Company achieving its financial and other goals and objectives. At the same time, the Compensation Committee believes that its policies encourage responsible management of the Company in the short-term. The Compensation Committee regularly considers executive compensation issues so that its practices are as effective as possible in furthering shareholder interests.

The Compensation Committee bases its review on the experience of its own members, on information requested from management personnel, and on discussions with and information compiled by various independent consultants retained by the Company.

                                           Respectfully submitted,
                                           Compensation Committee:

                                           Myron W. Wentz, Ph.D.
                                           Ronald S. Poelman
                                           David A. Wentz



                             Stock Performance Graph

The following graph compares the yearly cumulative total returns from the Company's Common Stock, the Nasdaq Total Return Index, and ten companies selected in good faith by the Company from the Company's industry (the "Peer Group"). Each of the companies included in the Peer Group markets or manufactures products similar to the Company's products or markets its products through a similar marketing channel. The Peer Group is comprised of the following companies: NBTY, Inc., Nature's Sunshine Products, Inc., Avon Products, Inc., Herbalife International, Inc., General Nutrition Companies, Inc., Perrigo Company, BeautiControl Cosmetics, Inc., Worthington Foods, Inc., Whole Foods Market, Inc., and Reliv International, Inc. The Company's shares commenced trading in May 1993. The graph assumes an investment on May 31, 1993 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index. The period begins with the commencement of trading for USANA in May 1993 and ends December 31, 1997.

                     [PERFORMANCE GRAPH APPEARS HERE]

   COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG USANA, INC., NASDAQ TOTAL
                            RETURN INDEX AND PEER GROUP
Measurement period          USANA, Inc.          NASDAQ Index         Peer Group
------------------          ------------         ------------         ----------
Measurement pt.
5/31/1993                   $  100               $100                 $100
FYE 12/1993                 $  125               $111                 $123
FYE 12/1994                 $  400               $109                 $ 99
FYE 12/1995                 $3,800               $154                 $124
FYE 12/1996                 $7,200               $189                 $180
FYE 12/1997                 $7,250               $232                 $229



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of April 10, 1998, the number of shares of the Company's Common Stock, no par value, of each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and by the executive officers and directors of the Company individually and as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's Common Stock listed for such person in the table. Unless otherwise indicated, the mailing address of the shareholder is the address of the Company, 3838 West Parkway Blvd., Salt Lake City, Utah 84120.


Name/Address                                     Number of Shares    Percent of Class (1)
-------------------------------                  ----------------    --------------
5% Beneficial Owners

Gull Holdings, Ltd.                               3,893,116          60.7%
4 Finch Road
Douglas, Isle of Man

Directors and Executive Officers

Myron W. Wentz, Ph.D.                             3,893,116 (2)      60.7%
President and Chief Executive Officer
Chairman of the Board

David A. Wentz,  Director and                        25,438 (4)         *
Vice President of Strategic Development

Ronald S. Poelman, Director                          25,000 (3)         *
170 South Main Street, Suite 1500
Salt Lake City, Utah 84101

Suzanne Winters, Ph.D.  , Director                   12,500 (3)         *
Office of Planning and Budget
116 State Capitol Building
Salt Lake City, Utah 84114

Robert Anciaux, Director                             12,500 (3)         *
Societe d'Etude et D'Inestissement
Av Du Manoir 30
1410 Waterloo, Belgium

John B. ("Jeb") McCandless                           40,221 (5)         *
Vice President and Chief Operating Officer

Gilbert A. Fuller                                    16,697 (6)         *
Vice President and Chief Financial Officer

Dallin Larsen                                        25,719 (7)         *
Vice President of Sales

Officers and Directors as a group (9 persons)     4,051,191(3)       62.3%

--------------------------

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

(3) Includes shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this report.

(4) Includes 12,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this report, 12,500 shares held of record and 438 shares held in the executive's 401(k) account.

(5) Includes 40,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this report and 221 shares held in the executive's 401(k) account.

(6) Includes 16,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this report, 400 shares held of record and 297 shares held in the executive's 401(k) account.

(7) Includes 20,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this report, 5,000 shares held of record and 719 shares held in the executive's 401(k) account.

The Company is not aware of any arrangements, including any pledge of the Company's securities, the operation of which may at a subsequent date result in a change in control of the Company.

Compliance with Section 16(A) of the Exchange Act

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

Based solely upon a review of the forms and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 27, 1997, and with respect to such year, as well as certain representations of the officers and directors specified by such rule, the Company believes that all reports required to be filed pursuant to Section 16(a) were filed.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no transactions required to be reported under this item.


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

        4.  Exhibits
            See Index to Exhibits


     (b)  Reports on Form 8-K
          None.


                                   Form 10-K
                       For Year Ended December 27, 1997
                                 Exhibit Index

Exhibit
Number          Description
------          -----------
11.1            Computation of Net Income per Share
                (included in Notes to Consolidated Financial Statements)
27.1            Financial Data Schedule



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

2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of USANA, Inc. and its wholly-owned subsidiaries, USANA Canada, Inc., USANA Australia Pty Ltd., USANA New Zealand Limited, and USANA Trading Company, Inc. USANA, Inc. was incorporated in July of 1992 under the laws of the State of Utah. USANA Canada, Inc. was incorporated and began operations in February of 1995. USANA Australia Pty Ltd., and USANA New Zealand Limited were incorporated in March of 1997, USANA Trading Company, Inc. was incorporated in September of 1997. These three subsidiaries had not begun operations as of December 27, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


Year ending
December                Facilities            Equipment           Total
-------------------------------------------------------------------------
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

(1) USANA Australia Pty Ltd., USANA New Zealand Limited and USANA Trading Company, Inc. were incorporated during 1997 but had not begun operations as of December 27, 1997.

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