Form 10-Q
period 1998-03-28
USANA INC
filed 1998-05-12
CIK 896264

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  -----------
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    __________  to __________

                        Commission file number 0-21116

                                  USANA, INC.
            (Exact name of registrant as specified in its charter)

                   UTAH                                       87-0500306
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                              Identification No.)


                           3838 WEST PARKWAY BLVD.
                         SALT LAKE CITY, UTAH   84120
              (Address of principal executive offices, Zip Code)


                                (801) 954-7100
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [_]

The number of shares outstanding of the registrant's common stock as of May 8, 1998 was 6,449,119.

================================================================================

                                  USANA, INC.

                   Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q
                      For the Quarter Ended March 28, 1998


--------------------------------------------------------------------------------
                        PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                                                                          Page
--------------------------------------------------------------------------------
ITEM 1.    FINANCIAL STATEMENTS:
--------------------------------------------------------------------------------
           CONSOLIDATED BALANCE SHEETS                                      3

--------------------------------------------------------------------------------
           CONSOLIDATED STATEMENTS OF EARNINGS                              4

--------------------------------------------------------------------------------
           CONSOLIDATED STATEMENTS OF CASH FLOWS                            5

--------------------------------------------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6-8
--------------------------------------------------------------------------------
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-12
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                         PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.    LEGAL PROCEEDINGS                                               13
--------------------------------------------------------------------------------
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                                                                           13
--------------------------------------------------------------------------------
SIGNATURES                                                                 14
--------------------------------------------------------------------------------

USANA, Inc. and Subsidiaries
Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
As of                                                                                March 28, 1998              December 27, 1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets
   Cash and cash equivalents                                                             $3,984,734                     $2,608,315
   Accounts receivable, net                                                                 104,485                         98,362
   Inventories (Note A)                                                                   8,557,028                      6,515,297
   Prepaid expenses and other current assets                                              1,590,360                      1,164,504
   Current maturities of notes receivable                                                   182,764                         30,061
   Deferred income taxes                                                                    986,254                        856,000
                                                                                --------------------          ---------------------
      Total current assets                                                               15,405,625                     11,272,539

 Property and equipment, at cost (Note B)                                                15,535,830                     13,910,996

 Other assets
   Deposits on machinery                                                                    475,033                      1,093,439
   Notes receivable, less current maturities                                                  8,196                         16,191
   Other                                                                                     79,655                         76,200
                                                                                --------------------          ---------------------
      Total assets                                                                       31,504,339                     26,369,365
                                                                                ====================          =====================


LIABILITIES AND STOCKHOLDERS'  EQUITY
 Current liabilities
   Accounts payable                                                                       4,573,331                      3,211,749
   Other current liabilities (Note C)                                                     5,214,785                      3,492,361
                                                                                --------------------          ---------------------
    Total current liabilities                                                             9,788,116                      6,704,110

 Deferred income taxes                                                                      407,000                        407,000

 Stockholders' equity
    Common stock, no par value:
      Authorized -- 50,000,000 shares, issued and
      outstanding 6,417,119  as of March 28, 1998
      and 6,405,619 as of December 27, 1997                                               7,247,332                      7,166,742
    Cumulative foreign currency translation adjustment                                      (44,907)                       (79,422)
    Retained earnings                                                                    14,106,798                     12,170,935
                                                                                --------------------          ---------------------
      Total stockholders' equity                                                         21,309,223                     19,258,255
                                                                                --------------------          ---------------------
      Total liabilities and stockholders' equity                                         31,504,339                    $26,369,365
                                                                                ====================          =====================

       The accompanying notes are an integral part of these statements.

USANA, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Quarters Ended                                                                         March 28, 1998             March 29, 1997
------------------------------------------------------------------------------------------------------------------------------------
 Net sales                                                                                $26,163,846                $17,654,299
 Cost of sales                                                                              5,485,675                  3,759,050
                                                                                    ------------------          -----------------
           Gross profit                                                                    20,678,171                 13,895,249

 Operating Expenses
       Distributor incentives                                                              11,762,141                  8,348,321
       Selling, general, and administrative                                                 5,432,121                  3,402,603
       Research and development                                                               354,438                    280,234
                                                                                    ------------------          -----------------
           Total operating expenses                                                        17,548,700                 12,031,158
                                                                                    ------------------          -----------------

           Earnings from operations                                                         3,129,471                  1,864,091

 Other income (expense)
       Interest income                                                                         47,876                     11,628
       Interest expense                                                                        (6,227)                    (7,550)
       Other, net                                                                               4,036                     17,878
                                                                                    ------------------          -----------------
           Total other income                                                                  45,685                     21,956
                                                                                    ------------------          -----------------

           Earnings before income taxes                                                     3,175,156                  1,886,047

 Income taxes                                                                               1,239,293                    762,764
                                                                                    ------------------          -----------------

           NET EARNINGS                                                                    $1,935,863                 $1,123,283
                                                                                    ==================          =================

 Earnings per common share - basic                                                              $0.30                      $0.18
                                                                                    ==================          =================
 Weighted average shares outstanding - basic                                                6,413,608                  6,351,119
                                                                                    ==================          =================

 Earnings per common share - diluted                                                            $0.28                      $0.17
                                                                                    ==================          =================
 Weighted average shares outstanding - diluted                                              6,885,517                  6,727,532
                                                                                    ==================          =================

       The accompanying notes are an integral part of these statements.

USANA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Quarter Ended                                                                           March 28, 1998           March 29, 1997
------------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                                                                             $1,935,863               $1,123,283
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities
   Depreciation and amortization                                                              798,236                  410,419
   Gain on sale of property and equipment                                                           -                   (7,571)
   Deferred income taxes                                                                     (130,254)                  (4,246)
   Provision for inventory obsolescence                                                      (170,000)                       -
   Changes in operating assets and liabilities
     Accounts receivable                                                                       (6,123)                  21,620
     Income tax receivable                                                                          -                  405,503
     Inventories                                                                           (1,871,731)                 944,439
     Prepaid expenses and other assets                                                        103,617                  334,930
     Accounts payable                                                                       1,361,582               (1,012,644)
     Other current liabilities                                                              1,722,424                  (15,633)
                                                                                     -----------------       ------------------
     Total Adjustments                                                                      1,807,751                1,076,817
                                                                                     -----------------       ------------------
        Net cash provided by operating activities                                           3,743,614                2,200,100

 NET CASH FLOW FROM INVESTING ACTIVITIES
     Receipts on notes receivable                                                               7,237                    6,551
     Increase in notes receivable                                                            (151,945)                       -
     Purchases of property and equipment                                                   (2,337,592)              (1,549,952)
     Proceeds from the sale of property and equipment                                               -                1,057,389
                                                                                     -----------------       ------------------
         Net cash used in investing activities                                             (2,482,300)                (486,012)

 NET CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from the sale of common stock                                                80,590                        -
     Increase in line of credit                                                                     -                  605,000
     Decrease in line of credit                                                                     -               (2,105,000)
                                                                                     -----------------       ------------------
         Net cash provided by (used in) financing activities                                   80,590               (1,500,000)

 Effect of exchange-rate changes on cash and cash equivalents                                  34,515                   (3,989)
                                                                                     -----------------       ------------------
 Net increase in cash and cash equivalents                                                  1,376,419                  210,099
 Cash and cash equivalents at beginning of period                                           2,608,315                1,130,487
                                                                                     -----------------       ------------------
 Cash and cash equivalents at end of period                                                $3,984,734               $1,340,586
                                                                                     =================       ==================

        The accompanying notes are an integral part of these elements.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 28, 1998, and results of operations for the quarters ended March 28, 1998 and March 29, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, as amended. The results of operations for the quarter ended March 28, 1998 may not be indicative of the results that may be expected for the fiscal year ending January 2, 1999.

GENERAL

     USANA develops, manufactures, distributes and sells high quality, scientifically innovative, nutritional, personal and skin care products. The Company's products are marketed and distributed through a growing network of independent distributors. The Company's primary markets have been in the United States and Canada; however, the Company commenced operations in the countries of Australia and New Zealand in February 1998. The Company has four wholly owned subsidiaries; USANA Canada, Inc., USANA New Zealand Limited, USANA Australia Pty Ltd and USANA Trading Co., Inc.

     The Company is principally engaged in a single business segment. The Company's current product lines can be separated into five general categories:
(1) nutritionals; (2) skin and personal care; (3) weight management; (4) sales aids; and (5) other. In the first quarter of 1998, the nutritionals product line constituted approximately 81% of the Company's consolidated sales. USANA Essentials and Proflavanol accounted for approximately 41% and 21%, respectively, of consolidated sales in the first quarter of 1998. Both USANA Essentials and Proflavanol are classified within the nutritionals product line. No other products or product lines account for more than 10% of consolidated sales.

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

     Distributor commissions and bonuses (distributor incentives) are paid weekly based on commissionable sales volume (sales volume points) generated by their independently owned distribution network as determined by the Company's Compensation Plan (the Plan). Distributor incentives are the Company's most significant expense and represent approximately 51% of commissionable sales volume. In general, sales volume points are not associated with the sale of starter kits, sales aids, or logo merchandise. Management continues to monitor the amount of distributor incentives paid as a percent of net sales, and will, when necessary, adjust the Plan to prevent distributor incentives from exceeding acceptable levels or having a significant adverse effect on earnings.

     In the third quarter of 1997, the Company revised the criteria it uses to define its independent distributor base. A "current distributor" is one who has made a purchase in the most recent twelve-month period. Management believes the new definition of current distributors provides a more meaningful basis on which to evaluate the Company's business. As of March 28, 1998, the Company had approximately 92,000 current distributors. Management estimates that the current distributor base was approximately 67,000 as of March 29, 1997.

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

NOTE A - INVENTORIES

Inventories consist of the following:
                                                                    March 28, 1998         December 27, 1997
                                                        ----------------------------------------------------
Raw materials                                                           $2,677,635                $2,312,557
Work in process                                                          1,507,480                   903,915
Finished goods                                                           4,421,913                 3,518,825
                                                        ----------------------------------------------------
                                                                         8,607,028                 6,735,297
Less provision for inventory obsolescence                                   50,000                   220,000
                                                        ----------------------------------------------------
                                                                        $8,557,028                $6,515,297
                                                        ====================================================


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                    March 28, 1998         December 27, 1997
                                                        ----------------------------------------------------
Building                                                               $ 5,449,278               $ 5,437,484
Laboratory and production equipment                                      1,658,071                 1,479,881
Computer equipment                                                       7,709,704                 5,808,929
Furniture and fixtures                                                   1,371,967                 1,312,699
Automobiles                                                                351,738                   320,920
Leasehold improvements                                                     243,055                    86,308
Land improvements                                                          289,325                   289,325
                                                        ----------------------------------------------------
                                                                        17,073,138                14,735,546
Less accumulated depreciation and amortization                           3,310,093                 2,597,335
                                                        ----------------------------------------------------
                                                                        13,763,045                12,138,211
Land                                                                     1,772,785                 1,772,785
                                                        ----------------------------------------------------
                                                                       $15,535,830               $13,910,996
                                                        ====================================================

NOTE C - OTHER CURRENT LIABILITIES


Other current liabilities consist of the following:

                                                                    March 28, 1998         December 27, 1997
                                                        ----------------------------------------------------
Employee compensation and related items                                 $  559,360                $  762,983
Distributor incentives                                                   1,093,836                   684,569
Income taxes                                                             1,772,717                   728,570
Sales taxes                                                                664,832                   658,269
Deferred revenue                                                           383,745                   165,376
All other                                                                  740,295                   492,594
                                                        ----------------------------------------------------
                                                                        $5,214,785                $3,492,361
                                                        ====================================================

NOTE D - EARNINGS PER SHARE

     Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive common shares. Potential common shares included in dilutive earnings per share calculations include stock options granted but not exercised.


                                                              FOR THE QUARTER ENDED MARCH 28, 1998
                                          --------------------------------------------------------------------------
                                                   Earnings                     Shares                  Earnings
                                                  (Numerator)                (Denominator)             Per-Share
                                          -------------------------    -----------------------    ------------------
BASIC EPS
Net earnings                                             $1,935,863                  6,413,608                 $0.30
                                                                                                        ============
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -                         471,909
                                                -------------------          -----------------
DILUTED EPS
Net earnings                                             $1,935,863                  6,885,517                 $0.28
                                                ===================          =================          ============

                                                              FOR THE QUARTER ENDED MARCH 29, 1997
                                          --------------------------------------------------------------------------
                                                   Earnings                     Shares                  Earnings
                                                  (Numerator)                (Denominator)             Per-Share
                                          -------------------------    -----------------------    ------------------
BASIC EPS
Net earnings                                             $1,123,283                  6,351,119                 $0.18
                                                                                                        ============
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -                         376,413
                                                -------------------          -----------------
DILUTED EPS
Net earnings                                             $1,123,283                  6,727,532                 $0.17
                                                ===================          =================          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following tables summarize operating results (in millions except per share data), and operating results as a percent of net sales, respectively, for the periods indicated:


Quarter Ended                                                         3/28/98                3/29/97
                                                               --------------         --------------
NET SALES                                                               $26.2                  $17.7
COST OF SALES                                                             5.5                    3.8
                                                               --------------         --------------
   Gross profit                                                          20.7                   13.9

OPERATING EXPENSES
   Distributor incentives                                                11.8                    8.3
   SG&A                                                                   5.4                    3.4
   R&D                                                                    0.4                    0.3
                                                               --------------         --------------
   Earnings from operations                                               3.1                    1.9

OTHER INCOME                                                              0.0                    0.0
                                                               --------------         --------------
   Earnings before income taxes                                           3.1                    1.9

INCOME TAXES                                                              1.2                    0.8
                                                               --------------         --------------

NET EARNINGS                                                            $ 1.9                  $ 1.1
                                                               ==============         ==============

Earnings per common share - diluted                                     $0.28                  $0.17
                                                               ==============         ==============

Quarter Ended                                                         3/28/98                3/29/97
                                                               --------------         --------------
NET SALES                                                               100.0%                 100.0%
COST OF SALES                                                            21.0%                  21.5%
                                                               --------------         --------------
   Gross profit                                                          79.0%                  78.5%

OPERATING EXPENSES
   Distributor incentives                                                45.0%                  46.9%
   SG&A                                                                  20.6%                  19.2%
   R&D                                                                    1.5%                   1.7%
                                                               --------------         --------------
   Earnings from operations                                              11.9%                  10.7%

OTHER INCOME                                                              0.0%                   0.0%
                                                               --------------         --------------
   Earnings before income taxes                                          11.9%                  10.7%

INCOME TAXES                                                              4.6%                   4.5%
                                                               --------------         --------------
NET EARNINGS                                                              7.3%                   6.2%
                                                               ==============         ==============

RESULTS OF OPERATIONS


1998 COMPARED TO 1997

NET SALES increased to $26.2 million during the quarter ended March 28, 1998, an increase of $8.5 million or 48.0% from the $17.7 million recorded during the same period in 1997. The increase in net sales is primarily the result of a 37.3% increase in the Company's independent distributor base and continued growth in its Preferred Customer Program. As of March 28, 1998, the Company had approximately 92,000 current distributors compared to approximately 67,000 at March 29, 1997. About half of the growth in the distributor base was associated with the opening of the Australia and New Zealand markets. The Company opened these markets in February 1998. Approximately 12,000 participants have enrolled in the Preferred Customer Program since its introduction in the third quarter of 1997. Continued success at regional conventions, new product introductions in the third quarter of 1997, and the Company's first widespread price increase in the third quarter of 1997 also contributed to first quarter sales growth in 1998. The price increase accounted for approximately 5.0% of the sales growth in 1998 while the remainder of the 48.0% growth can be attributed to increases in unit sales.


The following table illustrates the changes in sales by region for the quarters ended March 28, 1998 and March 29, 1997:

---------------------------------------------------------------------------------------------------------
                    USANA, INC. AND SUBSIDIARIES -- SALES AND SALES GROWTH BY REGION
---------------------------------------------------------------------------------------------------------

                            QUARTER ENDED    QUARTER ENDED   GROWTH OVER       %        % OF CONSOLIDATED
      REGION                  28-MAR-98        27-MAR-97      PRIOR YEAR     GROWTH            SALES
---------------------------------------------------------------------------------------------------------
United States (in Mil$)/1/      $16.6            $12.7           $3.9         30.7%            63.4%

Canada (in Mil$)/1/             $ 8.0            $ 5.0           $3.0         60.0%            30.5%

Australia /
New Zealand (in  Mil$)/1/       $ 1.6             N/A            $1.6          N/A              6.1%
                            -----------------------------------------------------------------------------

Consolidated/1/                 $26.2            $17.7           $8.5         48.0%           100.0%
                            =============================================================================

/1/ - All amounts in U.S. dollars.

COST OF SALES totaled $5.5 million during the first quarter of 1998, an increase of $1.7 million or 44.7% from the $3.8 million recorded during the same period in 1997. Cost of sales as a percent of net sales experienced a modest decrease, declining 0.5% to 21.0% in the first quarter of 1998 compared to 21.5% in the first quarter of 1997. The $1.7 million increase in cost of sales can primarily be attributed to sales growth. The 0.5% decrease in cost of sales relative to net sales can be attributed to two factors. First, the price increase in the third quarter of 1997 added strength to the Company's gross profit margin. Second, the Company took advantage of scale economies to realize production and procurement efficiencies. However, these benefits realized in the first quarter of 1998 were partially offset by the additional costs such as freight and duties associated with importing products into Australia and New Zealand.

DISTRIBUTOR INCENTIVES totaled $11.8 million during the first quarter ended March 28, 1998, an increase of $3.5 million or 42.2% from the $8.3 million recorded during the first quarter of 1997. The $3.5 million increase in distributor incentives is primarily the result of increases in commissionable sales volume generated and the increase in the Company's Leadership Bonus Program. The Company changed its Leadership Bonus Program in the third quarter of 1997, increasing the payout from 2.0% to 3.0% of commissionable sales volume. Distributor incentives as a percent of net sales decreased 1.9% to 45.0% in the first quarter of 1998 from 46.9% in the first quarter of 1997. The decrease in distributor incentives can primarily be attributed to two factors. First, to better manage distributor incentives, the Company introduced a broad re-pricing strategy across its product lines in the third quarter of 1997. The new price structure creates a spread between the price a distributor pays for the product and the sales volume points associated with the sale. Second, a change in the sales mix occurred in the first quarter of 1998 that can primarily be attributed to the sale of starter kits in the Company's newly opened Australia and New Zealand market. Commissionable sales volume represented 87.9% of consolidated net sales in the first quarter of 1998 compared to 93.9% for the same period in 1997, a decrease of 6.0%.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expenses totaled $5.4 million in the first quarter of 1998, an increase of $2.0 million or 58.8% from the $3.4 million recorded during the first quarter of 1997. SG&A expense as a percent of net sales increased 1.4% to 20.6% in the first quarter of 1998 from 19.2% in the first quarter of 1997. The increase in SG&A expense can be attributed to several factors. First, variable SG&A expenses such as discount fees on credit cards and customer service wages increased to accommodate the demands of sales growth and the increased number of distributors and preferred customers.
Second, as a result of continued substantial investments in computer and telecommunications equipment, depreciation and amortization expense as a component of SG&A increased by more than $300,000 in the first quarter of 1998 compared to the same period in 1997. Third, the Company began amortizing the costs associated with launching the Australia and New Zealand market.

RESEARCH AND DEVELOPMENT (R&D) expenditures totaled $354,438 in the first quarter of 1998, an increase of $74,204 or 26.5% from the $280,234 recorded in
the first quarter of 1997.   Increases in R&D expense are primarily the result
of new product development and, to a lesser extent, the reformulation of existing products. USANA's team of scientists investigates new ingredients, develops new products, coordinates clinical studies and keeps abreast of the latest research in nutrition and degenerative diseases.

Operations resulted in NET EARNINGS of $1.9 million in the first quarter of 1998, an increase of $0.8 million or 72.7% from the $1.1 million recorded in the first quarter of 1997. The combined effect of increased sales, decreased cost of sales and distributor incentives relative to net sales, and increased SG&A expense relative to net sales resulted in a 7.3% profit margin in the first quarter of 1998 compared to 6.2% in the first quarter of 1997. Diluted earnings per share climbed to $0.28 in the first quarter of 1998, an increase of $0.11 or 64.7% from the $0.17 recorded during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES


The Company does not extend credit to its distributors, but requires payment prior to shipping. This process eliminates the need to create significant receivables from its distributors. The Company has generated substantial cash flows from operations due to its significant growth and solid margins. During the quarter ended March 28, 1998, the Company generated $3.7 million from operations compared to $2.2 million during the first quarter of 1997. Cash and cash equivalents at March 28, 1998 were $4.0 million compared to $2.6 million at December 27, 1997. Working capital was $5.6 million at March 28, 1998 compared to $4.6 million at December 27, 1997.

The Company invested $2.3 million in property and equipment during the first quarter of 1998 compared to $1.5 million during the first quarter of 1997. The Company's inventory increased by approximately $2.1 million to $8.6 million in the first quarter of 1998 from the $6.5 million reported at December 27, 1997. The increase in inventory can primarily be attributed to extended transit times of shipments to Australia and, to a lesser extent, preparation for the Company's 1998 Annual International Convention. The Company has invested a total of approximately $3.2 million to fund the establishment of operations in Australia and New Zealand.

The Company has $5.0 million of availability under its line of credit. This bank line is renewed annually in May; the Company anticipates no difficulty in renewing the credit line each year with increases as may be desired to support growth. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line-of-credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of March 28, 1998, the Company was in compliance with these covenants. There was no outstanding balance as of March 28, 1998.

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

Year 2000 Risks. The Company is in the process of ensuring that its internal computer systems are Year 2000 compliant. The Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party providers that could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy such problems. A more complete discussion of Year 2000 issues and how they affect the Company is included in the Company's Annual Report on Form 10-K under the caption "Risk Factors".

Forward-Looking Statements

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Quarterly Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company include: (1) the complexity and uncertainty regarding the development of new products; (2) the loss of market share through competition;
(3) the introduction of competing products by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the network marketing, nutrition, health, personal, skin and weight management industries and markets; (6) the Company's inability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's inability to complete the implementation of its Year 2000 plans timely; (8) the loss of key employees to competitors or elsewhere; and (9) fluctuations in foreign currency exchange rates. A more complete discussion of risk factors is included in the Company's Annual Report on Form 10-K under the caption "Risk Factors".

                          PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360 (the " `360 patent"). The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol(R) product violates the patent. The complaint seeks preliminary and permanent injunctions against USANA that would prohibit further sales of the Proflavanol(R) product. INC also seeks monetary damages, including any profits lost by INC as a result of the alleged infringement, damages suffered by INC resulting from the alleged infringement, and attorneys' fees and costs incurred by INC. Having conducted a thorough investigation of the patent and the allegations made in the complaint, USANA believes that its manufacture and sale of the Proflavanol(R) product does not infringe any valid claim of the asserted patent. USANA intends to vigorously defend its right to continue providing its Proflavanol(R) product to its customers and distributors. There can be no assurance, however, that USANA will succeed in its defense of this matter.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Item 601 Exhibit No. and Description

                    11 Statement re Computations of Per Share Earnings (included in Note D to the Financial Statements)
                    27  Financial Data Schedule

         (b)   Reports on Form 8-K.

               No Current reports on Form 8-K were filed by the Company during the quarter ended March 28, 1998.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USANA, INC.


Date: May 12, 1998                      By: /s/ Gilbert A. Fuller
      ------------                         ----------------------
                                        Gilbert A. Fuller
                                        Vice President and Chief
                                        Financial Officer