Form 10-Q
period 1998-06-27
USANA INC
filed 1998-08-11
CIK 896264

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended June 27, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------   -------------

                         Commission file number 0-21116

                                   USANA, INC.
             (Exact name of registrant as specified in its charter)

                 UTAH                                        87-0500306
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

The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 12,990,238.

On July 21, 1998, the registrant declared a two-for-one stock split of its common stock, no par value, that was distributed in the form of a stock dividend on August 3, 1998 to shareholders of record as of July 31, 1998. Outstanding common stock data in this report have been adjusted to reflect the stock split.

================================================================================

                                   USANA, INC.

            Index to Consolidated Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q
                      For the Quarter Ended June 27, 1998

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                                                                        Page
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS:
--------------------------------------------------------------------------------
         CONSOLIDATED BALANCE SHEETS                                      3
--------------------------------------------------------------------------------
         CONSOLIDATED STATEMENTS OF EARNINGS  -                           4
         QUARTER ENDED
--------------------------------------------------------------------------------
         CONSOLIDATED STATEMENTS OF EARNINGS  -                           5
         SIX MONTHS ENDED
--------------------------------------------------------------------------------
         CONSOLIDATED STATEMENTS OF CASH FLOWS                            6
--------------------------------------------------------------------------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             10
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS                                               17
--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             18
--------------------------------------------------------------------------------
ITEM 5.  OTHER INFORMATION                                               18
--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                19
--------------------------------------------------------------------------------
SIGNATURES                                                               20
--------------------------------------------------------------------------------

USANA, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

                                                                                        As of                        As of
                                                                                    December 27,                    June 27,
                                                                                        1997                          1998
                                                                                ----------------------        ---------------------
                                                                                                                   (Unaudited)
ASSETS
 Current assets
  Cash and cash equivalents                                                        $            2,608           $            5,809
  Accounts receivable, net                                                                         98                          152
  Inventories (Note A)                                                                          6,516                        8,531
  Prepaid expenses and other current assets                                                     1,165                        1,821
  Current maturities of notes receivable                                                           30                          238
  Deferred income taxes                                                                           856                        1,155
                                                                                ----------------------        ---------------------
   Total current assets                                                                        11,273                       17,706

Property and equipment, at cost (Note B)                                                       13,911                       16,251

Other assets
 Deposits on machinery                                                                          1,093                           37
 Notes receivable, less current maturities                                                         16                            5
 Other                                                                                             76                           88
                                                                                ----------------------        ---------------------
   Total assets                                                                    $           26,369           $           34,087
                                                                                ======================        =====================


LIABILITIES AND STOCKHOLDERS'  EQUITY
 Current liabilities
  Accounts payable                                                                 $            3,212           $            3,549
  Other current liabilities (Note C)                                                            3,492                        6,051
                                                                                ----------------------        ---------------------
   Total current liabilities                                                                    6,704                        9,600

Deferred income taxes                                                                             407                          432

Stockholders' equity
 Common stock, no par value:
  Authorized -- 50,000 shares, issued and outstanding 12,812
  as of December 27, 1997 and 12,967 as of June 27, 1998                                        7,167                        8,023
 Cumulative foreign currency translation adjustment                                               (80)                        (479)
 Retained earnings                                                                             12,171                       16,511
                                                                                ----------------------        ---------------------
   Total stockholders' equity                                                                  19,258                       24,055
                                                                                ----------------------        ---------------------
   Total liabilities and stockholders' equity                                      $           26,369           $           34,087
                                                                                ======================        =====================

       The accompanying notes are an integral part of these statements.

USANA, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in thousands, except per share amounts)
(Unaudited)


                                                                                        Quarter                  Quarter
                                                                                         Ended                    Ended
                                                                                        June 28,                June 27,
                                                                                    =================       ==================
                                                                                          1997                    1998
                                                                                    =================       ==================
 Net sales                                                                                  $ 21,046                 $ 30,913
 Cost of sales                                                                                 4,394                    6,408
                                                                                    -----------------       ------------------
           Gross profit                                                                       16,652                   24,505

 Operating expenses:
       Distributor incentives                                                                  9,807                   13,930
       Selling, general, and administrative                                                    3,971                    6,318
       Research and development                                                                  299                      373
                                                                                    -----------------       ------------------
           Total operating expenses                                                           14,077                   20,621
                                                                                    -----------------       ------------------

           Earnings from operations                                                            2,575                    3,884

 Other income (expense):
       Interest income                                                                            32                       62
       Other, net                                                                                 10                      (41)
                                                                                    -----------------       ------------------
           Total other income                                                                     42                       21
                                                                                    -----------------       ------------------

           Earnings before income taxes                                                        2,617                    3,905

 Income taxes                                                                                    955                    1,501
                                                                                    -----------------       ------------------

           Net earnings                                                             $          1,662        $           2,404
                                                                                    =================       ==================

 Earnings per share - basic (Note D)                                                $           0.13        $            0.19
                                                                                    =================       ==================
 Weighted average shares outstanding - basic (Note D)                                         12,705                   12,895
                                                                                    =================       ==================

 Earnings per share - diluted  (Note D)                                             $           0.13        $            0.17
                                                                                    =================       ==================
 Weighted average shares outstanding - diluted (Note D)                                       13,285                   14,064
                                                                                    =================       ==================

       The accompanying notes are an integral part of these statements.

                                       4
USANA, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in thousands, except per share amounts)
(Unaudited)

                                                                                       Six Months              Six Months
                                                                                         Ended                    Ended
                                                                                        June 28,                 June 27,
                                                                                    =================       ==================
                                                                                          1997                     1998
                                                                                    =================       ==================
 Net sales                                                                                  $ 38,700                 $ 57,077
 Cost of sales                                                                                 8,153                   11,894
                                                                                    -----------------       ------------------
           Gross profit                                                                       30,547                   45,183

 Operating expenses:
       Distributor incentives                                                                 18,156                   25,692
       Selling, general and administrative                                                     7,373                   11,751
       Research and development                                                                  579                      727
                                                                                    -----------------       ------------------
           Total operating expenses                                                           26,108                   38,170
                                                                                    -----------------       ------------------

           Earnings from operations                                                            4,439                    7,013

 Other income (expense):
       Interest income                                                                            43                      110
       Interest expense                                                                           (8)                      (6)
       Other, net                                                                                 29                      (37)
                                                                                    -----------------       ------------------
           Total other income                                                                     64                       67
                                                                                    -----------------       ------------------

           Earnings before income taxes                                                        4,503                    7,080

 Income taxes                                                                                  1,718                    2,740
                                                                                    -----------------       ------------------

           Net earnings                                                             $          2,785        $           4,340
                                                                                    =================       ==================

 Earnings per share - basic (Note D)                                                $           0.22        $            0.34
                                                                                    =================       ==================
 Weighted average shares outstanding - basic (Note D)                                         12,704                   12,842
                                                                                    =================       ==================

 Earnings per share - diluted  (Note D)                                             $           0.21        $            0.31
                                                                                    =================       ==================
 Weighted average shares outstanding - diluted (Note D)                                       13,346                   13,902
                                                                                    =================       ==================

       The accompanying notes are an integral part of these statements.

USANA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                                                       Six Months                  Six Months
                                                                                          Ended                       Ended
                                                                                        June 28,                    June 27,
                                                                                   ====================        ====================
                                                                                          1997                        1998
                                                                                   ====================        ====================
Increase in cash and cash equivalents
  Cash flows from operating activities
   Net earnings                                                                     $            2,785         $             4,340
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                                 795                       1,839
     Loss / (gain) on sale of property and equipment                                               (15)                         42
     Provision for doubtful accounts                                                                 -                         141
     Provision for inventory obsolescence                                                           65                         (70)
     Deferred income taxes                                                                         179                        (274)
     Changes in assets and liabilities:
      Receivables                                                                                   22                        (195)
      Income taxes receivable                                                                      405                           -
      Inventories                                                                                1,049                      (2,142)
      Prepaid expenses and other assets                                                           (809)                        163
      Accounts payable                                                                          (1,657)                        355
      Other current liabilities                                                                    729                       2,622
                                                                                   --------------------        --------------------
       Total adjustments                                                                           763                       2,481
                                                                                   --------------------        --------------------
       Net cash provided by operating activities                                                 3,548                       6,821

  Cash flows from investing activities
   Receipts on notes receivable                                                                     13                          15
   Increase in notes receivable                                                                      -                        (212)
   Purchase of property and equipment                                                           (2,049)                     (4,171)
   Proceeds from the sale of property and equipment                                              1,060                          51
                                                                                   --------------------        --------------------
       Net cash used in investing activities                                                      (976)                     (4,317)

  Cash flows from financing activities
   Net proceeds from the sale of common stock                                                        9                         856
   Increase in line of credit                                                                      605                           -
   Decrease in line of credit                                                                   (2,105)                          -
                                                                                   --------------------        --------------------
       Net cash (used in) provided by financing activities                                      (1,491)                        856

Effect of exchange rate changes on cash                                                            (22)                       (159)
                                                                                   --------------------        --------------------
       Net increase in cash and cash equivalents                                                 1,059                       3,201

Cash and cash equivalents at beginning of period                                                 1,130                       2,608
                                                                                   --------------------        --------------------
Cash and cash equivalents at end of period                                         $             2,189         $             5,809
                                                                                   ====================        ====================

Supplemental disclosures of cash flow information
   Cash paid during the year for:
    Interest                                                                       $                 8         $                 6
    Income taxes                                                                   $             1,364         $             2,861

       The accompanying notes are an integral part of these statements.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 27, 1998, and results of operations for the quarters and six months ended June 27, 1998 and June 28, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, as amended. The results of operations for the quarter and six months ended June 27, 1998 may not be indicative of the results that may be expected for the fiscal year ending January 2, 1999.

Recent Developments

     On July 21, 1998, the Company's Board of Directors announced a two-for-one stock split distributed in the form of a stock dividend to shareholders of record for each share of common stock outstanding as of July 31, 1998. The distribution of the new shares occurred on August 3, 1998. Unless otherwise specifically stated herein, the number of shares of common stock of the Company have been adjusted to reflect the stock split in this Form 10-Q.

NOTE A - INVENTORIES


Inventories consist of the following:                                       (in thousands)
                                                            December 27, 1997            June 27, 1998
                                                            -------------------------------------------
Raw materials                                                          $2,313                   $2,211
Work in process                                                           904                    1,693
Finished goods                                                          3,519                    4,777
                                                            -------------------------------------------
                                                                        6,736                    8,681
Less allowance for inventory obsolescence                                 220                      150
                                                            -------------------------------------------
                                                                       $6,516                   $8,531
                                                            ===========================================

NOTE B - PROPERTY AND EQUIPMENT


Property and equipment consist of the following:                            (in thousands)
                                                            December 27, 1997            June 27, 1998
                                                            -------------------------------------------
Building                                                              $ 5,437                  $ 5,458
Laboratory and production equipment                                     1,480                    1,954
Computer equipment                                                      5,809                    8,556
Furniture and fixtures                                                  1,313                    1,514
Automobiles                                                               321                      355
Leasehold improvements                                                     86                      389
Land improvements                                                         289                      289
                                                            -------------------------------------------
                                                                       14,735                   18,515
Less accumulated depreciation and amortization                          2,597                    4,037
                                                            -------------------------------------------
                                                                       12,138                   14,478
Land                                                                    1,773                    1,773
                                                            -------------------------------------------
                                                                      $13,911                  $16,251
                                                            ===========================================

NOTE C - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:                        (in thousands)
                                                             December 27, 1997         June 27, 1998
                                                             ----------------------------------------
Employee compensation and related items                               $    763              $    971
Distributor incentives                                                     685                 1,496
Income taxes                                                               729                   608
Sales taxes                                                                658                   725
Deferred revenue                                                           165                   276
Deferred convention registration fees                                        -                   655
All other                                                                  492                 1,320
                                                             ----------------------------------------
                                                                       $ 3,492               $ 6,051
                                                             ========================================

NOTE D - EARNINGS PER SHARE

     On July 21, 1998, the Company announced that its Board of Directors approved a two-for-one stock split effected in the form of a stock dividend that was distributed on August 3, 1998 to all shareholders of record on July 31, 1998. All stock option agreements and commitments of the Company payable in stock provide for the issuance of additional shares in the event of a stock split or similar event. This action did not change the par value of the common stock or the total number of shares the Company is authorized to issue. No amendment to the Company's Articles of Incorporation will be required.

     Basic earnings per share are based on the weighted average number of shares outstanding for each period. Diluted earnings per share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Potential shares included in dilutive earnings per share calculations include stock options granted but not exercised.

                                                            For the Quarter Ended June 28, 1997
                                              ----------------------------------------------------------------
                                                Earnings (000's)         Shares (000's)           Earnings
                                                  (Numerator)             (Denominator)          Per Share
                                              ---------------------    --------------------    ---------------
Basic EPS
Net earnings                                           $ 1,662                  12,705              $0.13
                                                                                                ==========
Effect of dilutive securities
Stock options                                                -                     580
                                               ----------------         ----------------
Diluted EPS
Net earnings                                           $ 1,662                  13,285              $0.13
                                               ================         ================        ==========

     During the second quarter of 1997, options to purchase 1,050,000 shares of stock at $7.83 a share were outstanding. They were not included in the computation of EPS for such period because their exercise price was greater than the average market price of the shares.

                                                            For the Quarter Ended June 27, 1998
                                              ----------------------------------------------------------------
                                                Earnings (000's)         Shares (000's)           Earnings
                                                  (Numerator)             (Denominator)          Per Share
                                              ---------------------    --------------------    ---------------
Basic EPS
Net earnings                                           $ 2,404                  12,895              $0.19
                                                                                                ==========
Effect of dilutive securities
Stock options                                                -                   1,169
                                               ----------------         ---------------
Diluted EPS
Net earnings                                           $ 2,404                  14,064              $0.17
                                               ================         ===============         ==========

NOTE D - EARNINGS PER SHARE (Continued)

                                                          For the Six Months Ended June 28, 1997
                                                 -------------------------------------------------------------
                                                   Earnings (000's)         Shares (000's)           Earnings
                                                     (Numerator)             (Denominator)          Per Share
                                                 ------------------    --------------------    ---------------
Basic EPS
Net earnings                                             $ 2,785                  12,704              $0.22
                                                                                                  ==========
Effect of dilutive securities
Stock options                                                  -                     642
                                                 ----------------         ---------------
Diluted EPS
Net earnings                                             $ 2,785                  13,346              $0.21
                                                 ================         ===============         ==========

                                                          For the Six Months Ended June 27, 1998
                                                  ------------------------------------------------------------
                                                   Earnings (000's)         Shares (000's)           Earnings
                                                     (Numerator)             (Denominator)          Per Share
                                                  -----------------    --------------------    ---------------
Basic EPS
Net earnings                                               $ 4,340                  12,842              $0.34
                                                                                                    ==========
Effect of dilutive securities
Stock options                                                    -                   1,060
                                                   ----------------         ---------------
Diluted EPS
Net earnings                                               $ 4,340                  13,902              $0.31
                                                   ================         ===============         ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Overview

     USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of June 27, 1998, the Company had approximately 102,000 current distributors in the United States, Canada, Australia and New Zealand. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period. From 1993 to 1997, net sales of the Company grew from $3.9 million to $85.2 million, while net earnings increased from a loss of $312,000 to net earnings of $6.6 million.

     The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 80% of the Company's net sales for the six months ended June 27, 1998. The Company's top-selling products, USANA Essentials and Proflavanol(R), represented approximately 42% and 20%, respectively, of net sales for the six months ended June 27, 1998. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement in tablet form, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. In June 1998, the Company introduced several new products, including CoQuinone(TM), Procosamine(TM), the USANA Dental Care System and an in-home water distillation system. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 3% of the Company's net sales for the six months ended June 27, 1998.

     Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, while choosing not to become independent distributors. As of June 27, 1998, the Company had approximately 16,000 Preferred Customers. The Company recognizes revenue when products are shipped and title passes to independent distributors and Preferred Customers. For the six months ended June 27, 1998, sales in the Company's three primary markets, the United States, Canada and Australia/New Zealand, were 60.6%, 28.5% and 10.9%, respectively, of net sales of the Company. As the Company expands into additional international markets, the Company expects international operations to account for an increasing percentage of its net sales.

     Cost of sales primarily consists of raw materials, labor, quality assurance and overhead directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product exports. For the six months ended June 27, 1998, products manufactured by the Company accounted for approximately 75% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall costs of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

     Distributor incentives are the Company's most significant expense and represented 45.0% of net sales for the six months ended June 27, 1998. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated by their downline. Generally, distributor kits, sales aids and logo merchandise, such as hats, t-shirts and luggage, have no sales volume point value and therefore the Company pays no commissions for the sale of those items. The Company believes distributor incentives will remain relatively constant as a percentage of net sales for the remainder of 1998.

     The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its distributors. For example, in the third quarter of 1997, the Company introduced a repricing strategy across its product lines that created a spread between the price a distributor pays for the product and the sales volume point value associated with the product. This new pricing strategy had the effect of reducing the amount of total distributor incentives paid as a percentage of net sales. At the same time, the Company changed its leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points.

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company expects to add human resources and associated infrastructure as operations expand. The
President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Dr. Wentz, does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary, selling, general and administrative expenses would increase. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the Company's distributor base.

     Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in international markets. The Company capitalizes product development costs after market feasibility is established. These costs are amortized over an average of 12 months, beginning with the month these products are available for sale.

     In 1996, the Company changed from a calendar year to a 52-53 week fiscal year. The Company's current fiscal year ends January 2, 1999, and on the Saturday closest to December 31 of each fiscal year thereafter. References to a particular fiscal year are to the fiscal year ending on such Saturday for fiscal years 1996 and later, and to the year ended December 31 for fiscal years 1995 and earlier.

Results of Operations

Quarters Ended June 27, 1998 and June 28, 1997

     Net Sales. Net sales increased 46.9% to $30.9 million for the quarter ended June 27, 1998, an increase of $9.9 million from $21.0 million for the comparable period in 1997. Approximately 90% of the growth in net sales for this period was attributable to increases in total unit sales. The increase in unit sales is primarily the result of a 39.7% increase in the Company's independent distributor base and continued growth in its Preferred Customer program, which was introduced in the third quarter of 1997. As of June 27, 1998, the Company had approximately 102,000 current distributors compared to an estimated 73,000 current distributors at June 28, 1997. Approximately 38% of the growth in the distributor base was associated with the opening of the Australia/New Zealand market in February 1998. As of June 27, 1998, the Company had approximately 16,000 Preferred Customers. New product introductions in the third quarter of 1997, sales incident to the Company's annual international convention and the product price increase in the third quarter of 1997 also contributed to sales growth for the second quarter of 1998.

Net sales for the quarter ended June 27, 1998 included approximately $1 million from product sales incident to the Company's annual international convention in June 1998. The convention was held during the third quarter of 1997 and sales incident to the 1997 annual international convention were not included in the results of operations of the Company for the quarter ended June 28, 1997.

     The following table illustrates the growth in sales by region for the quarters ended June 28, 1997 and June 27, 1998:

                             Sales Growth by Region
                                 (in millions)

                                       Quarters Ended
                           --------------------------------------
                                                                    Growth Over         %
Region                       June 28, 1997       June 27, 1998       Prior Year       Growth
-------                      -------------       -------------       ----------       ------
United States                $14.6   69.5%       $18.0   58.2%         $ 3.4           23.3%
Canada                         6.4   30.5          8.3   26.9            1.9           29.7%
Australia /                      -      -          4.6   14.9            4.6              -
New Zealand
                             -----  ------       -----  ------         -----
Consolidated                 $21.0  100.0%       $30.9  100.0%         $ 9.9           46.9%
                             =====  ======       =====  ======         =====

     Cost of Sales. Cost of sales increased 45.8% to $6.4 million for the quarter ended June 27, 1998, an increase of $2.0 million from $4.4 million for the comparable period in 1997. As a percentage of net sales, cost of sales decreased to 20.7% for the quarter ended June 27, 1998 from 20.9% in the comparable period in 1997. The decrease in cost of sales as a percentage of net sales can be attributed primarily to the price increase introduced in the third quarter of 1997 and volume-based efficiencies in production and procurement activities. These factors were partially offset for the quarter ended June 27, 1998 by additional costs such as freight and duties associated with exporting products to Australia/New Zealand, and a change in the sales mix to include a higher percentage of distributor kits which have a significantly lower gross profit margin. When a new market is opened, the Company typically experiences a higher demand for distributor kits in that market.

     Distributor Incentives. Distributor incentives increased 42.0% to $13.9 million for the quarter ended June 27, 1998, an increase of $4.1 million from $9.8 million for the comparable period in 1997. As a percentage of net sales, distributor incentives decreased to 45.1% for the quarter ended June 27, 1998 from 46.6% in the comparable period in 1997. The decrease in distributor incentives as a percentage of net sales can be attributed primarily to implementation of the Company's repricing strategy and a change in the sales mix that resulted from increased demand for distributor kits in the Australia/New Zealand market. To a lesser extent, the sale of sales aids and logo merchandise at the Company's annual international convention in June 1998 also contributed to this decrease because no distributor incentives are paid for the sale of those items. The decrease in distributor incentives as a percentage of net sales was partially offset by an increase in the Company's leadership bonus program from 2.0% to 3.0% of the sales volume points generated.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 59.1% to $6.3 million for the quarter ended June 27, 1998, an increase of $2.3 million from $4.0 million for the comparable period in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.4% for the quarter ended June 27, 1998 from 18.9% for the comparable period in 1997. The increase in selling, general and administrative expenses can be attributed primarily to three factors: (i) higher variable expenses such as discount fees on credit cards and increases in customer service staffing levels to accommodate growth in sales and the number of distributors and Preferred Customers; (ii) increased depreciation and amortization expense of approximately 1% as a percentage of net sales as a result of substantial investments in prior periods in computer and telecommunications equipment to support growth and international expansion; and (iii) higher relative costs associated with international expansion, primarily related to commencing operations in Australia/New Zealand in February 1998.

     Research and Development. Research and development expenses increased 24.7% to $373,000 for the quarter ended June 27, 1998, an increase of $74,000 from $299,000 for the comparable period of 1997. Increases in research and development expenses for the quarter ended June 27, 1998 were primarily the result of new product development, the initiation of several clinical studies and the reformulation of existing products.

     Net Earnings. Net earnings increased 44.6% to $2.4 million for the quarter ended June 27, 1998, an increase of $0.7 million from $1.7 million for the comparable period in 1997. The improvement in net earnings was primarily the result of increased sales. Net earnings reflect the combined effect of decreased cost of sales, decreased distributor incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 7.8% profit margin for the quarter ended June 27, 1998 compared to 7.9% for the comparable period in 1997. Diluted earnings per share increased 30.8% to $0.17 for the quarter ended June 27, 1998, an increase of $0.04 compared to $0.13 per share for the comparable period in 1997.

Six Months Ended June 27, 1998 and June 28, 1997

     Net Sales. Net sales increased 47.5% to $57.1 million for the six months ended June 27, 1998, an increase of $18.4 million from $38.7 million for the comparable period in 1997. Approximately 90% of the growth in net sales for this period was attributable to increases in total unit sales. The increase in unit sales is primarily the result of a 39.7% increase in the Company's independent distributor base and continued growth in its Preferred Customer program, which was introduced in the third quarter of 1997. As of June 27, 1998, the Company had approximately 102,000 current distributors compared to an estimated 73,000 at June 28, 1997. Approximately 38% of the growth in the distributor base was associated with the opening of the Australia/New Zealand market in February 1998. As of June 27, 1998, the Company had approximately 16,000 Preferred Customers. New product introductions in the third quarter of 1997, sales incident to the Company's annual international convention and the product price increase in the third quarter of 1997 also contributed to sales growth for the six months ended June 27, 1998. Net sales for the six months ended June 27, 1998 included approximately $1 million from product sales incident to the Company's annual international convention in June 1998. The convention was held during the third quarter of 1997 and sales incident to the 1997 annual international convention were not included in the results of operations of the Company for the six months ended June 28, 1997.

     The following table illustrates the growth in sales by region for the six months ended June 28, 1997 and June 27, 1998:

                            Sales Growth by Region
                                 (in millions)

                                Six Months Ended
                           ----------------------------            Growth over      %
Region                      June 28, 1997      June 27, 1998       Prior Year     Growth
------------------         ---------------    ---------------      -------------   ------
United States              $27.3     70.5%    $34.6     60.6%          $ 7.3        26.7%
Canada                      11.4     29.5      16.3     28.5             4.9        43.0%
Australia/New Zealand          -        -       6.2     10.9             6.2           -
                           -----    ------    -----    ------          -----        -----
Total                      $38.7    100.0%    $57.1    100.0%          $18.4        47.5%
                           =====    ======    =====    ======          =====


     Cost of Sales. Cost of sales increased 45.9% to $11.9 million for the six months ended June 27, 1998, an increase of $3.7 million from $8.2 million for the comparable period in 1997. As a percentage of net sales, cost of sales decreased to 20.8% for the six months ended June 27, 1998, from 21.1% for the comparable period in 1997. The decrease in cost of sales as a percentage of net sales can be attributed primarily to the price increase introduced in the third quarter of 1997 and volume-based efficiencies in production and procurement activities. These factors were partially offset for the six months ended June 27, 1998 by additional costs such as freight and duties associated with exporting products to Australia/New Zealand, and a change in the sales mix to include a higher percentage of distributor kits which have a significantly lower gross profit margin. When a new market is opened, the Company typically experiences a higher demand for distributor kits in that market.

     Distributor Incentives. Distributor incentives increased 41.5% to $25.7 million for the six months ended June 27, 1998, an increase of $7.5 million from $18.2 million for the comparable period in 1997. As a percentage of net sales, distributor incentives decreased to 45.0% for the six months ended June 27, 1998, from 46.9% for the comparable period in 1997. The decrease in distributor incentives as a percentage of net sales can be attributed primarily to the implementation of the Company's repricing strategy and a change in the sales mix that resulted from increased demand for distributor kits in the Australia/New Zealand market. To a lesser extent, the sale of sales aids and logo merchandise at the Company's annual international convention in June 1998 also contributed to this decrease because no distributor incentives are paid for the sale of those items. The decrease in distributor incentives as a percentage of net sales was partially offset by an increase in the Company's leadership bonus program from 2.0% to 3.0% of the sales volume points generated.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 59.4% to $11.8 million for the six months ended June 27, 1998, an increase of $4.4 million from $7.4 million for the comparable period in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% for the six months ended June 27, 1998, from 19.1% for the comparable period in 1997. The increase in selling, general and administrative expenses can be attributed primarily to three factors: (i) higher variable expenses such as discount fees on credit cards and increases in customer service staffing levels to accommodate growth in sales and the number of distributors and Preferred Customers; (ii) increased depreciation and amortization expense of approximately 1% as a percentage of net sales as a result of substantial investments in prior periods in computer and telecommunications equipment to support growth and international expansion; and
(iii) higher relative costs associated with international expansion, primarily related to commencing operations in Australia/New Zealand in February 1998.

     Research and Development. Research and development expenses increased 25.6% to $727,000 for the six months ended June 27, 1998, an increase of $148,000 from $579,000 for the comparable period in 1997. Increases in research and development expenses for the six months ended June 27, 1998 were primarily the result of new product development, the initiation of several clinical studies and the reformulation of existing products.

     Net Earnings. Net earnings increased 55.8% to $4.3 million for the six months ended June 27, 1998, an increase of $1.5 million from $2.8 million for the comparable period in 1997. The improvement in net earnings was primarily the result of increased sales. Net earnings reflect the combined effect of decreased cost of sales, decreased distributor incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 7.6% profit margin for the six months ended June 27, 1998 compared to 7.2% for the comparable period in 1997. Diluted earnings per share increased 47.6% to $0.31 for the six months ended June 27, 1998, an increase of $0.10 compared to $0.21 per share for the comparable period in 1997.

Liquidity and Capital Resources

     The Company has financed its growth primarily from cash flows from operations. For the six months ended June 27, 1998, the Company generated net cash from operations of $6.8 million compared to $3.5 million for the comparable period in 1997. Cash and cash equivalents at June 27, 1998 were $5.8 million compared to $2.6 million at December 27, 1997. Working capital was $8.1 million at June 27, 1998, compared to $4.6 million at December 27, 1997. The Company does not have significant receivables because it does not extend credit to its customers and requires payment prior to shipping.

     The Company invested approximately $4 million in property and equipment for the six months ended June 27, 1998, compared to approximately $2 million for the comparable period in 1997. Inventory increased approximately $2 million to $8.5 million at June 27, 1998 from $6.5 million at December 27, 1997. The increase in inventory can be attributed primarily to the commencement of operations in the Australia/New Zealand market, including the extended transit times of shipments to this market. As of June 27, 1998, the Company had invested approximately $4 million to fund operations in Australia/New Zealand.

     At June 27, 1998, the Company had $5.0 million available under its line of credit, which expires May 31, 1999. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories and equipment collateralize the line of credit. The line-of-credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of June 27, 1998, the Company was in compliance with these covenants. There was no outstanding balance on the line of credit as of June 27, 1998.

     A significant percentage of the Company's net sales are generated from the sale of products outside the United States. The Company intends to continue to expand its foreign operations. The Company is exposed to risks of changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. In addition, the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. Sales outside the United States represented 12.3%, 21.1%, 30.8% and 39.4% of the Company's net sales in 1995, 1996, 1997 and for the six months ended June 27, 1998, respectively. The Company enters into forward foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. The Company generally does not use derivative instruments to manage currency fluctuations. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations.

     The Company believes that its current cash balances, the available line of credit, and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the next 12 months. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, capital acquisitions associated with the growth of the Company, and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders.


Year 2000 Issues

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is in the process of ensuring that its internal computer systems are Year 2000 compliant. Many existing computer programs and databases use only two digits to identify the year in the date field (e.g., 98 would represent 1998). These programs and databases were developed and designed without considering the impact of the upcoming millennium. If not corrected, many computer systems may fail or create erroneous results at the turn of the century. This phenomenon and associated issues are referred to as the "Year 2000" problem. Based on a recent assessment, the Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 problem can be mitigated. The Company intends to use both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems.

     Independent of the Year 2000 problem, the Company determined in late 1997 that overall efficiencies could be achieved by the purchase and installation of the ERP system. The ERP system will replace all of the Company's existing resource planning systems except for the Distributor System. The Company has begun installing the ERP system and expects the installation to be complete during the first quarter of 1999. The third-party vendor of the ERP system has certified that its software is Year 2000 compliant according to the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues related to its primary internal business information systems. The Company intends to replace the Distributor System with two new systems in 1999 and to integrate it with the ERP system. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant.

     The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

Inflation

     The Company believes that inflation has not had a material impact on its historical operations or profitability.

Seasonality

     The Company believes that the impact of seasonality on its results of operations is not material, although historically growth has been slower in the fourth quarter of each year. This could change as new markets are opened and become a more significant part of the Company's business. In addition, the significant growth experienced by the Company since its inception may make it difficult to accurately determine seasonal trends.

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Quarterly Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include: (1) the Company's dependence upon a network marketing system to distribute its products; (2) activities of its independent distributors; (3) rigorous government scrutiny of network marketing practices; (4) potential effects of adverse publicity regarding nutritional supplements or the network marketing industry; (5) reliance on key management personnel, including the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Myron Wentz; (6) extensive government regulation of the Company's products and manufacturing; (7) risks related to the Company's expansion into international markets; (8) failure of the Company to sustain or manage growth including the failure to continue to develop new products; (9) the possible adverse effects of increased distributor incentives as a percentage of net sales; (10) the Company's reliance on information technology; (11) the adverse effect of the Company's loss of a high level sponsoring distributor together with a group of leading distributors in that person's downline; (12) the loss of product market share or distributors to competitors; (13) potential adverse effect of taxation and transfer pricing regulation or exchange rate fluctuations; or (14) the Company's inability to manage its Year 2000 risks. A more complete discussion of risk factors is included in the Company's Annual Report on Form 10-K, as amended, under the caption "Risk Factors".

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is party to certain litigation in the United States Federal District Court for the District of Connecticut which is also affected by two related actions as follows:

     The U.S. Proceeding. On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action (the "U.S. Proceeding") against a number of defendants, including USANA, alleging infringement of U.S. patent number 4,698,360 (the "`360 patent"). The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol(R) product infringes the `360 patent. The complaint seeks preliminary and permanent injunctions against the manufacture, sale and use of Proflavanol(R), as well as damages in an unspecified amount, costs and attorneys' fees. If INC were to prevail in its claim for injunctive relief, USANA would be prohibited from using, selling, offering to sell, manufacturing or importing any infringing product. If liability were established, damages in the case could range from a reasonable royalty to lost profits, and if willfulness is established, could also include treble damages, as well as attorneys' fees. Having conducted a thorough investigation of the `360 patent and the allegations made in the complaint, USANA believes that its manufacture and sale of Proflavanol(R) does not infringe any valid claim of the `360 patent.

     Reexamination Proceeding. On April 17, 1996, an unidentified party filed a request (the "Reexamination Proceeding") with the United States Patent and Trademark Office ("PTO") to reexamine the validity of the `360 patent. The request for reexamination was granted and the Reexamination Proceeding was conducted by the PTO. The U.S. Proceeding was stayed pending the outcome of the Reexamination Proceeding. On August 22, 1997, the PTO granted a Certificate of Reexamination for the `360 patent, confirming the validity of each of the claims of the `360 patent over the prior art cited as part of the Reexamination Proceeding.

     The French Proceeding. INC claims an ownership interest in the `360 patent from Societe Civile d'Investigation Pharmacologique d'Aquitane ("SCIPA"), who took a one-half interest in the patent from the inventor, Jack Masquielier. The other half of the `360 patent was conveyed by Mr. Masquelier to a company known as Horphag Research Ltd. ("Horphag"). In October 1995, Horphag sued SCIPA, INC and others in Bordeaux, France (the "French Proceeding"), alleging that SCIPA's transfer of its one-half interest in the `360 patent to INC violated Horphag's right of preemption under French law and the provisions of the agreement by which Horphag and SCIPA acquired their ownership interests in the `360 patent. Horphag's complaint in the French Proceeding requested that the French court order that the assignment from SCIPA to INC be declared null and void, and that the court issue an order declaring that INC has no ownership interest in the `360 patent. USANA purchases its raw ingredients for Proflavanol(R) from Indena, a licensee of Horphag.

     On March 21, 1997, the court in the U.S. Proceeding ordered that the action not proceed until resolution of the French Proceeding. On March 25, 1997, the trial court in Bordeaux issued a decision declaring that under French law, INC has no interest in the `360 patent, because of the principle of preemption. Specifically, the French trial court held that SCIPA, through whom INC claims ownership rights in the `360 patent, had an obligation to offer its one-half interest in the patent to Horphag before selling it to INC. Because SCIPA did not offer its interest to Horphag, the French trial court nullified the assignment from SCIPA to INC, finding that SCIPA has again become a joint owner of the `360 patent. INC appealed the decision of the trial court.

     On May 28, 1998, the Court of Appeals in Bordeaux affirmed the decision of the trial court that INC has no ownership interest in the `360 patent. Specifically, the decision holds that INC does not now hold and never has held any ownership rights in the `360 patent. The appellate court also found that recent attempts by Mr. Masquelier to assign an interest in the `360 patent to INC are null and void because he had no ownership interest in the `360 patent and therefore could not assign such an interest to INC. The French appellate decision also rejected INC's argument that it purchased an interest in the `360 patent in good faith, without knowledge of Horphag's one-half interest.

     There can be no assurance, however, that USANA will succeed in its defense of this matter. On July 10, 1998, USANA filed a motion to dismiss the INC complaint, alleging that, based on the French decisions, INC has no standing to sue. Alternatively, USANA has alleged that under U.S. law, even if INC were a co-owner of the `360 patent, it owns at most a one-half interest and cannot bring suit to enforce the patent unless the other co-owner voluntarily agrees to join in such suit as a plaintiff. The other owner of the `360 patent, Horphag, has not voluntarily joined the U.S. Proceeding as a plaintiff and, in fact, is a defendant in this proceeding. Therefore, USANA believes the litigation must be dismissed. No hearing has been set on USANA's motion to dismiss, although INC has indicated it will oppose the motion. USANA intends to vigorously defend its right to continue providing its Proflavanol(R) product to its customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting of Shareholders on June 23, 1998, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

 (1) Election of five directors;

 (2) Approval of the Board of Directors' selection of Grant Thornton LLP as the Company's independent certified public accountants; and

 (3) Approval of the amendments to the Company's 1995 Long-term Stock Investment and Incentive Plan coincident with the consolidation of the Director Stock Option Plan and the Long-term Stock Investment and Incentive Plan without increasing the aggregate number of shares available for issuance under the combined plans.

     The shares voted on at the June 23, 1998 Annual Meeting of Shareholders have not been adjusted to reflect the stock split as previously mentioned herein. A total of 5,412,234 shares (approximately 84%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.       For the directors as follows:

------------------------------------------------------------------------------------------
                                                                         Abstaining/
       Name                         For              Against              Withheld
------------------------------------------------------------------------------------------
Dr. Myron W. Wentz               5,402,302            1,338                 8,594
------------------------------------------------------------------------------------------
David A. Wentz                   5.401,102            2,538                 8,594
------------------------------------------------------------------------------------------
Ronald S. Poelman                5,402,302            1,338                 8,594
------------------------------------------------------------------------------------------
Dr. Ned M. Weinshenker           5,401,402            2,238                 8,594
------------------------------------------------------------------------------------------
Robert Anciaux                   5,402,302            1,338                 8,594
------------------------------------------------------------------------------------------

2. For the ratification of Grant Thornton LLP as the independent certified accountants of the Company as follows:

--------------------------------------------------------------------
     For                    Against                 Abstaining
--------------------------------------------------------------------
  5,404,207                  1,730                    6,297
--------------------------------------------------------------------

3. For the amendment and consolidation of the Stock Option Plans:

--------------------------------------------------------------------------------
    For                Against            Abstaining           Broker Non-Votes
--------------------------------------------------------------------------------
  5,261,290            28,283               8,056                  114,605
--------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

Stockholder Proposals for 1999 Annual Meeting

     As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 31, 1998.

     In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of shareholder proposals submitted outside the procedures of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before April 13, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Company does not receive timely notice.

Stock Split

     The Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend, wherein one share of Common Stock was issued on August 3, 1998 to shareholders of record for each share of Common Stock outstanding as of July 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10.1   Business Loan Agreement by and between Bank of America
           National Trust and Savings Association, d/b/a Seafirst Bank ("Seafirst Bank") and the Company.
    10.2 Loan Modification Agreement by and between Seafirst Bank and the Company dated as of May 28, 1998.
    10.3 Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller.
    10.4   Amended and Restated Long Term Stock Investment and Incentive Plan.
    21     Subsidiaries
    27     Financial Data Schedule

(b) Report on Form 8-K.

    No current reports on Form 8-K were filed by the Company for the quarter ended June 27, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   USANA, INC.



Date:  August 11, 1998                    By: /s/ Gilbert A. Fuller
       ---------------                        ----------------------
                                              Gilbert A. Fuller
                                              Vice President and Chief
                                              Financial Officer

