Form 10-Q
period 1998-09-26
USANA INC
filed 1998-11-09
CIK 896264

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

     (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-21116

                               ----------------

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

  THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF OCTOBER 31, 1998 WAS 13,042,238.

  ON JULY 21, 1998, THE REGISTRANT DECLARED A TWO-FOR-ONE STOCK SPLIT OF ITS COMMON STOCK, NO PAR VALUE, THAT WAS DISTRIBUTED IN THE FORM OF A STOCK DIVIDEND ON AUGUST 3, 1998 TO SHAREHOLDERS OF RECORD AS OF JULY 31, 1998. OUTSTANDING COMMON STOCK DATA IN THIS REPORT HAVE BEEN ADJUSTED TO REFLECT THE STOCK SPLIT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  USANA, INC.

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS
          FILED WITH THE QUARTERLY REPORT OF THE COMPANY ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         -----
ITEM 1. FINANCIAL STATEMENTS:
  CONSOLIDATED BALANCE SHEETS...........................................     3
  CONSOLIDATED STATEMENTS OF EARNINGS-- QUARTER ENDED...................     4
  CONSOLIDATED STATEMENTS OF EARNINGS-- NINE MONTHS ENDED...............     5
  CONSOLIDATED STATEMENTS OF CASH FLOWS.................................     6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................   7-9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS........................................... 10-16

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................    16
ITEM 5. OTHER INFORMATION............................................... 16-17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................    17
SIGNATURES..............................................................    18

                          USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    UNAUDITED
                                                                  -------------
                                                        AS OF         AS OF
                                                     DECEMBER 27, SEPTEMBER 26,
                                                         1997         1998
                                                     ------------ -------------
                       ASSETS
Current assets
 Cash and cash equivalents..........................   $ 2,608       $ 3,281
 Accounts receivable, net...........................        98           291
 Inventories (Note A)...............................     6,516         9,549
 Prepaid expenses and other current assets..........     1,165         2,218
 Current maturities of notes receivable.............        30           554
 Deferred income taxes..............................       856         1,440
                                                       -------       -------
  Total current assets..............................    11,273        17,333
Property and equipment, at cost (Note B)............    13,911        18,809
Other assets
 Deposits on machinery..............................     1,093           817
 Notes receivable, less current maturities..........        16             5
 Other..............................................        76           162
                                                       -------       -------
  Total assets......................................   $26,369       $37,126
                                                       =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable...................................   $ 3,212       $ 3,480
 Other current liabilities (Note C).................     3,492         6,090
                                                       -------       -------
  Total current liabilities.........................     6,704         9,570
Deferred income taxes...............................       407           356
Stockholders' equity
Common stock, no par value:
 Authorized--50,000 shares, issued and outstanding
  12,812 as of December 27, 1997 and 12,991 as of
  September 26, 1998................................     7,167         8,761
 Cumulative foreign currency translation
  adjustment........................................       (80)         (602)
 Retained earnings..................................    12,171        19,041
                                                       -------       -------
  Total stockholders' equity........................    19,258        27,200
                                                       -------       -------
  Total liabilities and stockholders' equity........   $26,369       $37,126
                                                       =======       =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             UNAUDITED
                                                    ---------------------------
                                                    QUARTER ENDED QUARTER ENDED
                                                    SEPTEMBER 27, SEPTEMBER 26,
                                                        1997          1998
                                                    ------------- -------------
Net sales.........................................     $22,873       $32,123
Cost of sales.....................................       4,809         6,725
                                                       -------       -------
    Gross profit..................................      18,064        25,398
Operating Expenses:
  Distributor incentives..........................      10,438        14,312
  Selling, general and administrative.............       4,273         6,705
  Research and development........................         386           405
                                                       -------       -------
    Total operating expenses......................      15,097        21,422
                                                       -------       -------
  Earnings from operations........................       2,967         3,976
Other income (expense):
  Interest income.................................          53            88
  Other, net......................................         (10)           25
                                                       -------       -------
    Total other income............................          43           113
                                                       -------       -------
  Earnings before income taxes....................       3,010         4,089
Income taxes......................................       1,154         1,559
                                                       -------       -------
    Net Earnings..................................     $ 1,856       $ 2,530
                                                       =======       =======
Earnings per share--basic (Note D)................     $  0.15       $  0.19
                                                       =======       =======
Weighted average shares outstanding--basic (Note
 D)...............................................      12,736        12,987
                                                       =======       =======
Earnings per share--diluted (Note D)..............     $  0.14       $  0.18
                                                       =======       =======
Weighted average shares outstanding--diluted (Note
 D)...............................................      13,263        14,190
                                                       =======       =======


        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             UNAUDITED
                                                    ---------------------------
                                                     NINE MONTHS   NINE MONTHS
                                                        ENDED         ENDED
                                                    SEPTEMBER 27, SEPTEMBER 26,
                                                        1997          1998
                                                    ------------- -------------
Net sales.........................................     $61,573       $89,200
Cost of sales.....................................      12,962        18,619
                                                       -------       -------
    Gross profit..................................      48,611        70,581
Operating Expenses:
  Distributor incentives..........................      28,593        40,004
  Selling, general and administrative.............      11,647        18,456
  Research and development........................         965         1,132
                                                       -------       -------
    Total operating expenses......................      41,205        59,592
                                                       -------       -------
  Earnings from operations........................       7,406        10,989
Other income (expense):
  Interest income.................................          88           192
  Other, net......................................          19           (12)
                                                       -------       -------
    Total other income............................         107           180
                                                       -------       -------
  Earnings before income taxes....................       7,513        11,169
Income taxes......................................       2,872         4,299
                                                       -------       -------
    Net Earnings..................................     $ 4,641       $ 6,870
                                                       =======       =======
Earnings per share--basic (Note D)................     $  0.37       $  0.53
                                                       =======       =======
Weighted average shares outstanding--basic (Note
 D)...............................................      12,715        12,904
                                                       =======       =======
Earnings per share--diluted (Note D)..............     $  0.35       $  0.49
                                                       =======       =======
Weighted average shares outstanding--diluted (Note
 D)...............................................      13,267        13,980
                                                       =======       =======


        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             UNAUDITED
                                                    ---------------------------
                                                     NINE MONTHS   NINE MONTHS
                                                        ENDED         ENDED
                                                    SEPTEMBER 27, SEPTEMBER 26,
                                                        1997          1998
                                                    ------------- -------------
Increase in cash and cash equivalents
 Cash flows from operating activities
 Net earnings......................................    $ 4,641       $ 6,870
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization....................      1,257         2,845
  (Gain)/loss on sale of property and equipment....         (3)           17
  Provision for doubtful accounts..................        --            256
  Provision for inventory obsolescence.............        138           (70)
  Charitable contributions of equipment............          3           --
  Deferred income taxes............................         91          (635)
  Changes in assets and liabilities:
   Receivables.....................................       (112)         (457)
   Income tax receivable...........................        406           --
   Inventories.....................................        138        (3,161)
   Prepaid expenses and other assets...............       (811)       (1,420)
   Accounts payable................................     (1,539)          297
   Other current liabilities.......................      1,474         3,282
                                                       -------       -------
    Total adjustments..............................      1,042           954
                                                       -------       -------
    Net cash provided by operating activities......      5,683         7,824
Cash flows from investing activities
 Receipts on notes receivable......................         20            22
 Increase in notes receivable......................        --           (534)
 Purchase of property and equipment................     (3,719)       (7,574)
 Proceeds from the sale of property and equipment..      1,114            75
                                                       -------       -------
    Net cash used in investing activities..........     (2,585)       (8,011)
Cash flows from financing activities
 Net proceeds from the sale of common stock........        102           989
 Increase in line of credit........................        605           --
 Decrease in line of credit........................     (2,105)          --
                                                       -------       -------
    Net cash (used in) provided by financing
     activities....................................     (1,398)          989
Effect of exchange rate changes on cash............        (20)         (129)
                                                       -------       -------
    Net increase in cash and cash equivalents......      1,680           673
Cash and cash equivalents at beginning of period...      1,130         2,608
                                                       -------       -------
Cash and cash equivalents at end of period.........    $ 2,810       $ 3,281
                                                       =======       =======
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest.........................................    $    10       $     7
  Income taxes.....................................    $ 1,984       $ 4,247

        The accompanying notes are an integral part of these statements.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

  The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 26, 1998, and results of operations for the quarters and nine months ended September 26, 1998 and September 27, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, as amended. The results of operations for the quarter and nine months ended September 26, 1998 may not be indicative of the results that may be expected for the fiscal year ending January 2, 1999.

NOTE A--INVENTORIES

  Inventories consist of the following:

                                                      DECEMBER 27, SEPTEMBER 26,
                                                          1997         1998
                                                      ------------ -------------
                                                            (IN THOUSANDS)
   Raw materials.....................................    $2,313       $2,807
   Work in process...................................       904        1,629
   Finished goods....................................     3,519        5,263
                                                         ------       ------
                                                          6,736        9,699
   Less allowance for inventory obsolescence.........       220          150
                                                         ------       ------
                                                         $6,516       $9,549
                                                         ======       ======

NOTE B--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                     DECEMBER 27, SEPTEMBER 26,
                                                         1997         1998
                                                     ------------ -------------
                                                           (IN THOUSANDS)
   Buildings........................................   $ 5,437       $ 7,387
   Laboratory and production equipment..............     1,480         1,946
   Computer equipment...............................     5,809         9,298
   Furniture and fixtures...........................     1,313         1,508
   Automobiles......................................       321           316
   Leasehold improvements...........................        86           393
   Land improvements................................       289           289
                                                       -------       -------
                                                        14,735        21,137
   Less accumulated depreciation and amortization...     2,597         4,925
                                                       -------       -------
                                                        12,138        16,212
   Land.............................................     1,773         2,597
                                                       -------       -------
                                                       $13,911       $18,809
                                                       =======       =======

NOTE C--OTHER CURRENT LIABILITIES

  Other current liabilities consist of the following:

                                                      DECEMBER 27, SEPTEMBER 26,
                                                          1997         1998
                                                      ------------ -------------
                                                            (IN THOUSANDS)
   Employee compensation and related items...........    $  763       $  834
   Distributor incentives............................       685        1,598
   Income taxes......................................       729          707
   Sales taxes.......................................       658          762
   Deferred revenue..................................       165          260
   All other.........................................       492        1,929
                                                         ------       ------
                                                         $3,492       $6,090
                                                         ======       ======

NOTE D--EARNINGS PER SHARE

  On July 21, 1998, the Company announced that its Board of Directors approved a 2-for-1 stock split effected in the form of a stock dividend that was distributed on August 3, 1998 to all shareholders of record on July 31, 1998. All stock option agreements and commitments of the Company payable in stock provide for the issuance of additional shares in the event of a stock split or similar event. This action did not change the par value of the Common Stock or the total number of shares the Company is authorized to issue. No amendment to the Company's Articles of Incorporation was required.

  Basic earnings per share are based on the weighted average number of shares outstanding for each period. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Potential shares included in dilutive earnings per share calculations include stock options granted but not exercised.

                                      FOR THE QUARTER ENDED SEPTEMBER 27, 1997
                                      -----------------------------------------
                                      EARNINGS (000'S) SHARES (000'S) EARNINGS
                                        (NUMERATOR)    (DENOMINATOR)  PER SHARE
                                      ---------------- -------------- ---------
   Basic EPS
   Net earnings......................      $1,856          12,736       $0.15
                                                                        =====
   Effect of dilutive securities
   Stock options.....................         --              527
                                           ------          ------
   Diluted EPS
   Net earnings......................      $1,856          13,263       $0.14
                                           ======          ======       =====

  During the third quarter of 1997, options to purchase 980,000 shares of stock at $7.83 a share were outstanding. They were not included in the computation of EPS for such period because their exercise price was greater than the average market price of the shares.

                                      FOR THE QUARTER ENDED SEPTEMBER 26, 1998
                                      -----------------------------------------
                                      EARNINGS (000'S) SHARES (000'S) EARNINGS
                                        (NUMERATOR)    (DENOMINATOR)  PER SHARE
                                      ---------------- -------------- ---------
   Basic EPS
   Net earnings......................      $2,530          12,987       $0.19
                                                                        =====
   Effect of dilutive securities
   Stock options.....................         --            1,203
                                           ------          ------
   Diluted EPS
   Net earnings......................      $2,530          14,190       $0.18
                                           ======          ======       =====

                                              FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 27, 1997
                                      -----------------------------------------
                                      EARNINGS (000'S) SHARES (000'S) EARNINGS
                                        (NUMERATOR)    (DENOMINATOR)  PER SHARE
                                      ---------------- -------------- ---------
   Basic EPS
   Net earnings......................      $4,641          12,715       $0.37
                                                                        =====
   Effect of dilutive securities
   Stock options.....................         --              552
                                           ------          ------
   Diluted EPS
   Net earnings......................      $4,641          13,267       $0.35
                                           ======          ======       =====

                                              FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 26, 1998
                                      -----------------------------------------
                                      EARNINGS (000'S) SHARES (000'S) EARNINGS
                                        (NUMERATOR)    (DENOMINATOR)  PER SHARE
                                      ---------------- -------------- ---------
   Basic EPS
   Net earnings......................      $6,870          12,904       $0.53
                                                                        =====
   Effect of dilutive securities
   Stock options.....................         --            1,076
                                           ------          ------
   Diluted EPS
   Net earnings......................      $6,870          13,980       $0.49
                                           ======          ======       =====

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

GENERAL

  USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of September 26, 1998, the Company had approximately 110,000 current distributors in the United States, Canada, Australia and New Zealand. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period. From 1993 to 1997, net sales of the Company grew from $3.9 million to $85.2 million, while net earnings increased from a loss of $312,000 to net earnings of $6.6 million.

  The Company's three primary product lines are nutritional, personal care and weight management products. Nutritional supplements accounted for approximately 81% of the Company's net sales during the nine months ended September 26, 1998. The Company's top selling products, USANA Essentials and Proflavanol(R), represented approximately 42% and 19%, respectively, of net sales during the nine months ended September 26, 1998. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement in tablet form, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. In June 1998, the Company introduced several new products, including CoQuinone(TM), Procosamine(TM), the USANA Dental Care System and an in-home water distillation system. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 4% of the Company's net sales for the nine months ended September 26, 1998.

  Net sales of the Company are produced primarily through the efforts of a network of independent distributors who purchase products and sales materials. The Company also promotes a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, while choosing not to become independent distributors. As of September 26, 1998, the Company had approximately 22,000 Preferred Customers. The Company recognizes revenue when products are shipped and title passes to independent distributors and Preferred Customers. During the nine months ended September 26, 1998, sales in the Company's three primary markets, the United States, Canada and Australia/New Zealand, were 58.5%, 27.8% and 13.7%, respectively, of net sales of the Company. As the Company expands into additional international markets, the Company expects international operations to account for an increasing percentage of its net sales.

  Cost of sales primarily consists of raw materials, labor, quality assurance and overhead directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product exports. For the nine months ended September 26, 1998, products manufactured by the Company accounted for approximately 75% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall costs of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

  Distributor incentives are the Company's most significant expense and represented 44.8% of net sales for the nine months ended September 26, 1998. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated by their downline. Generally, distributor kits, sales aids and logo merchandise, such as hats, t-shirts and luggage, have no sales volume point value and therefore the Company pays no commissions for the sale of those items. The Company believes distributor incentives will remain relatively constant as a percentage of net sales for the remainder of 1998.

  The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its distributors. For example, in the third quarter of 1997, the Company introduced a repricing strategy across its product lines that created a spread between the price a distributor pays for the product and the sales volume point value associated with the product. This new price strategy had the effect of reducing the amount of total distributor incentives paid as a percentage of net sales. At the same time, the Company changed its leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points.

  Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company expects to add human resources and associated infrastructure as operations expand. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Dr. Wentz, does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary, selling, general and administrative expenses would increase. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the size of the Company's distributor base.

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

  In 1996, the Company adopted a 52-53 week fiscal year. The Company's current fiscal year ends January 2, 1999, and on the Saturday closest to December 31 of each fiscal year thereafter. References to a particular fiscal year are to the fiscal year ending on such Saturday for fiscal years 1996 and later, and to the year ended December 31 for fiscal years 1995 and earlier.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

  Net Sales. Net sales increased 40.4% to $32.1 million during the quarter ended September 26, 1998, an increase of $9.2 million from $22.9 million during the comparable period in 1997. Approximately 90% of the growth in net sales for this period was attributable to increases in total unit sales. New product introductions in the second quarter of 1998 and the product price increase in the third quarter of 1997 also contributed to sales growth for the third quarter of 1998. The increase in unit sales is primarily the result of a 34.1% increase in the Company's independent distributor base and continued growth in its Preferred Customer program, which was introduced in the third quarter of 1997. As of September 26, 1998, the Company had approximately 110,000 current distributors compared to an estimated 82,000 current distributors at September 27, 1997. Approximately 67% of the growth in the distributor base can be associated with the opening of the Australia/New Zealand market in February 1998. As of September 26, 1998, the Company had approximately 22,000 Preferred Customers.

  Net sales during the quarter ended September 27, 1997 included approximately $800,000 from product sales incident to the Company's annual international convention in July 1997. The convention was held during the second quarter of 1998 and sales incident to the 1998 convention were not included in the results of operations of the Company for the quarter ended September 26, 1998.

  The following table illustrates the growth in sales by region for the quarters ended September 27, 1997 and September 26, 1998:

                            SALES GROWTH BY REGION
                                 (IN MILLIONS)

                                         QUARTER ENDED
                                    ------------------------
                                     SEPTEMBER    SEPTEMBER   GROWTH OVER   %
REGION                               27, 1997     26, 1998    PRIOR YEAR  GROWTH
------                              -----------  -----------  ----------- ------
United States...................... $16.0  70.0% $17.6  54.7%    $1.6       9.7%
Canada.............................   6.9  30.0%   8.4  26.3%     1.5      23.1%
Australia/New Zealand..............   --    --     6.1  19.0%     6.1       --
                                    ----- -----  ----- -----     ----
                                    $22.9 100.0% $32.1 100.0%    $9.2      40.4%
                                    ===== =====  ===== =====     ====

  Cost of Sales. Cost of sales increased 39.8% to $6.7 million for the quarter ended September 26, 1998, an increase of $1.9 million from $4.8 million during the comparable period in 1997. As a percentage of net sales, cost of sales decreased slightly to 20.9% during the quarter ended September 26, 1998 from 21.0% in the comparable period in 1997. The decrease in cost of sales as a percentage of net sales can be attributed primarily to the price increase introduced in the third quarter of 1997 and volume-based efficiencies in production and procurement activities. These factors were partially offset by additional costs such as freight and duties associated with exporting products to Australia/New Zealand, and, to a lesser extent, a change in the sales mix to include a higher percentage of distributor kits which have a significantly lower gross profit margin. When a new market is opened, the Company initially experiences a higher demand for distributor kits in that market.

  Distributor Incentives. Distributor incentives increased 37.1% to $14.3 million for the quarter ended September 26, 1998, an increase of $3.9 million from $10.4 million for the comparable period in 1997. As a percentage of net sales, distributor incentives decreased to 44.6% for the quarter ended September 26, 1998 from 45.6% in the comparable period in 1997. The decrease in distributor incentives as a percentage of net sales can be attributed primarily to the implementation of the Company's repricing strategy and a change in the sales mix that resulted from increased demand for distributor kits in the Australia/New Zealand market. The decrease in distributor incentives as a percentage of net sales was partially offset by an increase in the Company's leadership bonus program from 2.0% to 3.0% of the sales volume points generated.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56.9% to $6.7 million for the quarter ended September 26, 1998, an increase of $2.4 million from $4.3 million for the comparable period in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.9% for the quarter ended September 26, 1998 from 18.7% for the comparable period in 1997. The increase in selling, general and administrative expenses can be attributed primarily to three factors: (i) higher variable expenses such as increases in customer service staffing levels and discount fees on credit cards in association with growth in sales and the number of distributors and Preferred Customers; (ii) increased depreciation and amortization expense of approximately 1% as a percentage of net sales as a result of substantial investments in prior periods in computer and telecommunications equipment to support growth and international expansion; and (iii) higher relative costs associated with international expansion.

  Research and Development. Research and development expenses increased 4.9% to $405,000 for the quarter ended September 26, 1998, an increase of $19,000 from $386,000 in the comparable period of 1997. Increases in research and development expenses for the quarter ended September 26, 1998 were primarily the result of new product development, ongoing clinical studies and the reformulation of existing products.

  Net Earnings. Net earnings increased 36.3% to $2.5 million for the quarter ended September 26, 1998, an increase of $0.6 million from $1.9 million for the comparable period in 1997. The increase in net earnings is primarily the result of higher sales. Net earnings reflect the combined effect of decreased cost of sales, decreased distributor incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 7.9% profit margin for the quarter ended September 26, 1998 compared to 8.1% for the comparable period of 1997. Diluted earnings per share increased 28.6% to $0.18 for the quarter ended September 26, 1998, an increase of $0.04 compared to $0.14 per share for the comparable period in 1997.

NINE MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

  Net Sales. Net sales increased 44.9% to $89.2 million during the nine months ended September 26, 1998, an increase of $27.6 million from $61.6 million during the comparable period in 1997. Approximately 90% of the growth in net sales for this period was attributable to increases in total unit sales. New product introductions in the second quarter of 1998 and the product price increase in the third quarter of 1997 also contributed to sales growth for the third quarter of 1998. The increase in unit sales is primarily the result of a 34.1% increase in the Company's independent distributor base and continued growth in its Preferred Customer program, which was introduced in the third quarter of 1997. As of September 26, 1998, the Company had approximately 110,000 current distributors compared to an estimated 82,000 current distributors at September 27, 1997. Approximately 67% of the growth in the distributor base can be associated with the opening of the Australia/New Zealand market in February 1998. As of September 26, 1998, the Company had approximately 22,000 Preferred Customers.

  The following table illustrates the growth in sales by region for the nine months ended September 27, 1997 and September 26, 1998:

                            SALES GROWTH BY REGION
                                 (IN MILLIONS)

                                     NINE MONTHS ENDED
                                ----------------------------
                                SEPTEMBER 27,  SEPTEMBER 26,  GROWTH OVER   %
REGION                              1997           1998       PRIOR YEAR  GROWTH
------                          -------------  -------------  ----------- ------
United States.................. $ 43.3   70.3% $ 52.2   58.5%    $ 8.9     20.6%
Canada.........................   18.3   29.7%   24.8   27.8%      6.5     35.4%
Australia/New Zealand..........    --     --     12.2   13.7%     12.2      --
                                ------ ------  ------ ------     -----
                                $ 61.6  100.0% $ 89.2  100.0%    $27.6     44.9%
                                ====== ======  ====== ======     =====

  Cost of Sales. Cost of sales increased 43.6% to $18.6 million for the nine months ended September 26, 1998, an increase of $5.6 million from $13.0 million for the comparable period in 1997. As a percentage of net sales, cost of sales decreased slightly to 20.9% for the nine months ended September 26, 1998 from 21.1% in the comparable period in 1997. The decrease in cost of sales as a percentage of net sales can be attributed primarily to the price increase introduced in the third quarter of 1997 and volume-based efficiencies in production and procurement activities. These factors were partially offset by additional costs such as freight and duties associated with exporting products to Australia/New Zealand, and a change in the sales mix to include a higher percentage of distributor kits which have a significantly lower gross profit margin. When a new market is opened, the Company initially experiences a higher demand for distributor kits in that market.

  Distributor Incentives. Distributor incentives increased 39.9% to $40.0 million for the nine months ended September 26, 1998, an increase of $11.4 million from $28.6 million for the comparable period in 1997. As a percentage of net sales, distributor incentives decreased to 44.8% for the nine months ended September 26, 1998 from 46.4% in the comparable period in 1997. The decrease in distributor incentives as a percentage of net sales can be attributed primarily to the implementation of the Company's repricing strategy and a change in the sales mix that resulted from increased demand for distributor kits in the Australia/New Zealand market. The decrease in distributor incentives as a percentage of net sales was partially offset by an increase in the Company's leadership bonus program from 2.0% to 3.0% of the sales volume points generated.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 58.5% to $18.5 million for the nine months ended September 26, 1998, an increase of $6.9 million from $11.6 million for the comparable period in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.7% for the nine months ended September 26, 1998 from 18.9% for the comparable period in 1997. The increase in selling, general and administrative expenses can be attributed primarily to three factors: (i) higher variable expenses such as increases in customer service staffing levels and discount fees on credit cards in association with growth in sales and the number of distributors and Preferred Customers; (ii) increased depreciation and amortization expense of approximately 1% as a percentage of net sales as a result of substantial investments in prior periods in computer and telecommunications equipment to support growth and international expansion; and (iii) higher relative costs associated with international expansion.

  Research and Development. Research and development expenses increased 17.3% to $1,132,000 for the nine months ended September 26, 1998, an increase of $167,000 from $965,000 in the comparable period of 1997. Increases in research and development expenses for the nine months ended September 26, 1998 were primarily the result of new product development, ongoing clinical studies and the reformulation of existing products.

  Net Earnings. Net earnings increased 48.0% to $6.9 million for the nine months ended September 26, 1998, an increase of $2.3 million from $4.6 million for the comparable period in 1997. The improvement in net earnings is primarily the result of higher sales. Net earnings reflect the combined effect of decreased cost of sales, decreased distributor incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 7.7% profit margin for the nine months ended September 26, 1998 compared to 7.5% for the comparable period of 1997. Diluted earnings per share increased 40.0% to $0.49 for the nine months ended September 26, 1998, an increase of $0.14 compared to $0.35 per share for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its growth primarily from cash flows from operations. For the nine months ended September 26, 1998, the Company generated net cash from operations of $7.8 million compared to $5.7 million for the comparable period in 1997. Cash and cash equivalents at September 26, 1998 were $3.3 million compared to $2.6 million at December 27, 1997. Working capital was $7.8 million at September 26, 1998 compared to $4.6 million at December 27, 1997. The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

  The Company invested $7.6 million in property and equipment for the nine months ended September 26, 1998 compared to $3.7 million for the comparable period in 1997. The Company invested $2.7 million in land and building in the United Kingdom in the third quarter of 1998. This 23,500 square foot facility will contain a warehouse, administrative offices, a retail store for distributors and Preferred Customers, and a call center to service orders from England, Scotland, Wales and Northern Ireland. Inventory increased $3.0 million to $9.5 million at September 26, 1998 from $6.5 million at December 27, 1997. The increase in inventory can primarily be attributed to the commencement of operations in the Australia/New Zealand market, including the extended transit times of shipments to this market, and preparation for the commencement of operations in the United Kingdom. As of September 26, 1998, the Company had invested approximately $3.4 million to fund operations in the United Kingdom. Operations in the United Kingdom are expected to commence in the late fourth quarter of 1998.

  At September 26, 1998 the Company had $5.0 million available under its line of credit which expires May 31, 1999. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line-of-credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of September 26, 1998, the Company was in compliance with these covenants. There was no outstanding balance on the line of credit as of September 26, 1998.

  A significant percentage of the Company's net sales are generated from the sale of products outside the United States. The Company intends to continue to expand its foreign operations. The Company is exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. In addition, the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. Sales outside the United States represented 12.3%, 21.1%, 30.8% and 41.5% of the Company's net sales in 1995, 1996, 1997 and for the nine months ended September 26, 1998, respectively. The Company enters into forward and option contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations.

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

YEAR 2000 ISSUES

  The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the millenium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, with the possibility that it will affect many technology systems and is the result of the rollover of the two digit year value from "99" to "00". Systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company is in the process of assessing its state of readiness, including the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment will also include an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of operations of the Company. As a part of this assessment, the Company will also determine the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company intends to use both internal and external resources to reprogram, or replace and test its software for Year 2000 modifications. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own 2000 problems.

  Independent of the Year 2000 problem, the Company determined in late 1997 that overall efficiencies could be achieved by the purchase and installation of an ERP system. The ERP system will replace all of the Company's existing resource planning systems except for the Distribution System. The Company has begun installing the ERP system and expects the installation to be complete during the second quarter of 1999. The third-party vendor of the ERP system has certified that its software is Year 2000 compliant according to the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues related to its primary internal business information systems. The Company intends to replace the Distribution System with two new systems in 1999 and to integrate it with the ERP system. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant.

  The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party, which could materially affect the Company's operations. Based on the most recent assessment, the Company believes that with modifications to existing software and conversions to new software, any Year 2000 problems that it may have with its own systems can be mitigated. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

INFLATION

  The Company does not believe that inflation has had a material impact on its historical operations or profitability.

SEASONALITY

  The Company believes that the impact of seasonality on its results of operations is not material, although historically, growth has been slower in the fourth quarter of each year. This could change as new markets are opened and become a more significant part of the Company's business. In addition, the significant growth experienced by the Company since its inception may make it difficult to accurately determine seasonal trends.

FORWARD-LOOKING STATEMENTS

  The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that may of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

  . the Company's dependence upon a network marketing system to distribute its products;

  .  activities of its independent distributors;

  .  rigorous government scrutiny of network marketing practices;

  . potential effects of adverse publicity regarding nutritional supplements or the network marketing industry;

  . reliance on key management personnel, including the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Dr. Myron Wentz;

  . extensive government regulation of the Company's products and manufacturing;

  .  risks related to the Company's expansion into international markets;

  . failure of the Company to sustain or manage growth including the failure to continue to develop new products;

  . the possible adverse effects of increased distributor incentives as a percentage of net sales;

  .  the Company's reliance on information technology;

  . the adverse effect of the Company's loss of a high level sponsoring distributor together with a group of leading distributors in that person's downline;

  .  the loss of product market share or distributors to competitors;

  . potential adverse effect of taxation and transfer pricing regulation or exchange rate fluctuations; or

  . the Company's inability or failure to identify and to manage its Year 2000 risks.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  As reported in prior periods, the Company is party to certain litigation related to the use of grape seed extract in its Proflavanol (R) product in the United States Federal District Court for the District of Connecticut initiated in March 1996 by International Nutrition Company ("INC"). INC has alleged claims of patent infringement against a number of defendants, including USANA, involving U.S. patent number 4,698,360.

  On July 10, 1998, USANA filed a motion to dismiss the INC complaint as to USANA. No hearing has been set on USANA's motion to dismiss, although INC has indicated it will oppose the motion.

ITEM 5. OTHER INFORMATION

STOCK SPLIT
  The Company's Board of Directors authorized a two-for-one stock dividend, wherein one share of Common Stock was issued on August 3, 1998 to shareholders of record for each share of Common Stock outstanding as of July 31, 1998.

INTERNATIONAL EXPANSION

  The Company has announced plans to enter the European market with initial operations in the United Kingdom expected to commence in the late fourth quarter of 1998. Initially, the Company will market 17 products in the United Kingdom from its nutritional and personal care product lines.

  The Company invested $2.7 million in a facility in Milton Keynes, which is north of London. The 23,500 square foot building is expected to be adequate for the foreseeable growth of the Company in the United Kingdom. The facility will contain a warehouse, administrative offices, a retail store for distributors and Preferred Customers, and a call center to service orders from England, Scotland, Wales and Northern Ireland.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

     Item 601 Exhibit No. and Description
     27       Financial Data Schedule

  (b) Report on Form 8-K.

  The Company filed no current reports on Form 8-K during the quarter ended September 26, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USANA, INC.

                                                   /s/ Gilbert A. Fuller
                                          By___________________________________
                                                     Gilbert A. Fuller
                                                 Vice President and Chief
                                                     Financial Officer

Date: November 9, 1998