Form 10-K
period 1999-01-02
USANA INC
filed 1999-03-31
CIK 896264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended January 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

Commission file number: 0-21116

                                  USANA, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                      87-0500306
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $48,768,282.

The number of shares outstanding of the registrant's common stock as of March 19, 1999 was 13,051,238.

Documents incorporated by reference. The Company incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

[Note: On July 21, 1998, the registrant declared a two-for-one stock split of its common stock, no par value, that was distributed in the form of a stock dividend on August 3, 1998 to shareholders of record as of July 31, 1998. Outstanding common stock data in this report have been adjusted to reflect the stock split.]

                                  USANA, INC.
                                   FORM 10-K
                   For the Fiscal Year Ended January 2, 1999


                                     INDEX
                                                                            Page
                                                                            ----
Part I

Item 1  Business                                                               1
Item 2  Properties                                                            17
Item 3  Legal Proceedings                                                     17
Item 4  Submission of Matters to a Vote of Security Holders                   18

Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder
        Matters                                                               19
Item 6  Selected Financial Data                                               20
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 21
Item 7a Quantitative and Qualitative Disclosures About Market Risk            29
Item 8  Financial Statements and Supplementary Data                           41
Item 9  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                  41

Part III

Item 10 Directors and Executive Officers of the Registrant                    41
Item 11 Executive Compensation                                                41
Item 12  Security Ownership of Certain Beneficial Owners and Management       41
Item 13  Certain Relationships and Related Transactions                       41

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     42

Signatures

                                     PART I

Item 1.    Business

General

     USANA, Inc. ("USANA" or the "Company") develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of January 2, 1999, the Company had approximately 116,000 current distributors in the United States, Canada, Australia, New Zealand and the United Kingdom. The Company defines a current distributor as a distributor that has purchased product from the Company at any time during the most recent twelve-month period. USANA also sells products directly to Preferred Customers, who do not act as distributors of the products. At January 2, 1999, the Company had approximately 26,000 Preferred Customers. From 1993 to 1998, net sales of the Company grew from $3.9 million to $121.6 million, while net earnings increased from a loss of $312,000 to net earnings of $9.5 million.

     Founded in 1992 by Myron Wentz, Ph.D., USANA is committed to continuous product innovation and sound scientific research. The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 81% of net sales in fiscal year 1998. The top-selling products, USANA Essentials and Proflavanol, represented approximately 42% and 19%, respectively, of net sales in fiscal year 1998. USANA's personal care line includes skin, hair and body, and dental care products. Weight management products include a dietary supplement tablet, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet and exercise, nutrition and healthy living. The Company believes high levels of bioavailability, safety and quality characterize all of its products.

     The Company's products are distributed through a network marketing system. The Company believes that network marketing is an effective way to distribute its products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels. Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. The Company considers its rewarding compensation program and weekly distributor incentive payments to be attractive components of its network marketing system.

     The Company introduced its Preferred Customer program in 1997 for customers who want to purchase USANA products for personal use, but do not wish to become
distributors.   The Preferred Customer program has become an important part of
USANA's business. During fiscal year 1998, Preferred Customer purchases represented approximately 8% of net sales.

     North America is the primary market for the Company's products. Sales in the United States and Canada collectively represented 84.4% of net sales in 1998. In February 1998, the Company began operations in Australia/New Zealand, its first market outside North America. Sales in the Australia/New Zealand market represented 15.3% of net sales in fiscal year 1998. The Company also commenced operations in Europe with the soft launch of its United Kingdom market in December 1998. This market is expected to become a platform for future expansion in Europe.

     The Company's growth strategy is to introduce new products, attract and retain distributors and Preferred Customers, enter new markets and pursue strategic acquisitions. The Company believes it can successfully implement this growth strategy by continuing to capitalize on its operating strengths:

     *  Science-based products,
     *  Strong research and development program,
     *  In-house manufacturing capabilities,
     *  Attractive distributor compensation plan and benefits, and
     *  Experienced management team.

     During 1998, the Company introduced several new products, including CoQuinone, Procosamine, the USANA Dental Care System and an in-home water distillation system. New products were also announced at the Company's Jump Start 2000 program introduced in January 1999, which attracted participation by more than 30,000 distributors and guests in approximately 500 locations around the world.

Financial Information by Business Segment

     The Company is principally engaged in a single line of business, the development, manufacture and distribution of nutritional, personal care, and weight management products. The Company's reportable business segments are distinguished by geography and include the United States, Canada, Australia/New
Zealand and the United Kingdom.    Segment information of the Company for each
of the last three fiscal years is included in Note K to the Financial
Statements.

Industry Overview

       The nutritional supplements industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to enhance the body's performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.

       According to Packaged Facts, an independent consumer market research firm, the retail market for nutritional supplements experienced a compound annual growth rate in the United States of approximately 15% from 1992 to 1997 with sales totaling an estimated $7.3 billion in 1997. The Company believes the international market for nutritional supplements is similar in size to the U.S. market and has been growing at a comparable rate.

       The Company believes that growth in the nutritional supplement market is driven by several factors including:

       * The general public's heightened awareness and understanding of the connection between diet and health,
       * The aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements,
       *  Product introductions in response to new scientific research,
       *  The worldwide trend toward preventive health care, and
       * The adoption of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") in the United States.

     Nutritional supplements are sold through mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores, health food stores and direct sales organizations, including network marketing organizations and catalog companies. Direct selling, of which network marketing is a significant segment, has increased in popularity as a distribution channel due primarily to advances in technology and communications resulting in improved product distribution and faster dissemination of information. The distribution of products through network marketing has grown significantly in recent years. The World Federation of Direct Selling Associations reported that, from 1990 through 1997, worldwide direct distribution of goods and services to consumers increased approximately 65%, resulting in the sale of approximately $80.3 billion of goods and services in 1997. The Direct Sellers Association ("DSA") reported total 1997 direct sales at retail of $22.2 billion in the United States. According to the "Survey of Attitudes toward Direct Selling," commissioned by the DSA, and conducted and prepared by Wirthlin Worldwide, among the three product categories experiencing the greatest gains in the direct selling industry since 1976 are food, nutrition and wellness products.

     As both a developer and manufacturer of nutritional supplements with a network marketing distribution system, the Company believes it is well positioned to capitalize on the demand for nutritional supplement products and growth trends in direct sales.

Operating Strengths and Growth Strategy

     The Company's objective is to be a leading developer, manufacturer, and distributor of science-based nutritional products. The Company believes that it will be able to continue to grow by capitalizing on the following operating strengths:

     Science-based Products.  The Company has developed a line of high-quality
     ----------------------
nutritional products based upon a combination of published research, in vitro testing, in-house clinical studies and sponsored research. The Company believes that the identification and delivery of essential vitamins, minerals and other supplements will help individuals achieve and maintain lifelong health.

     Strong Research and Development.  The Company's research and development
     -------------------------------
effort is directed by Dr. Wentz and is supported by a team of 20 scientists and researchers, including seven scientists holding Ph.D. degrees. In its research and development laboratory, the Company's scientists

     *  Investigate in vitro activity of new natural extracts,
     * Identify and research combinations of nutrients that may be candidates for new products,
     * Study the metabolic activity of existing and newly identified nutritional supplements, and
     * Enhance existing products as new discoveries in nutrition are made and as required to enter international markets.

The Company performs retrospective analyses of anecdotal information provided by consumers of its products. In addition, the Company is currently the sponsor of several double-blind, placebo-controlled clinical studies intended to further investigate the efficacy of its products.

     In-house Manufacturing.  USANA believes that its ability to manufacture a
     ----------------------
significant portion of its products is a competitive advantage and contributes to its ability to provide high-quality products for several reasons:

     * The Company is able to control the quality of raw materials and the purity and potency of its finished products,
     * The Company can monitor the manufacturing process to reduce the risk of product contamination,
     * By testing products at several stages in the manufacturing process, the Company can ensure accurate product labeling, and
     * The Company believes it can better control the underlying costs associated with manufacturing nutritional supplements.

     Attractive Distributor Compensation Plan and Benefits.  The Company is
     -----------------------------------------------------
committed to providing a highly competitive compensation plan to attract and retain distributors, who constitute the sales force of the Company. The Company believes its distributor compensation plan is one of the most financially rewarding in the direct selling industry. Distributor incentives were 44.8% of net sales in 1998. The Company pays distributor incentives on a weekly basis and offers its distributors several benefits, including telecommunications and credit card affinity programs and participation in a plan to purchase Company common stock through commission check deductions. The Company also provides extensive support services to its distributors by telephone, fax and the Internet. The Company sponsors events throughout the year, which offer information about the Company's products and network marketing system. These meetings are designed to assist distributors in business development and to provide a forum for interaction with successful distributors and the Company's scientists.

     Experienced Management Team.  The Company's management team includes
     ---------------------------
individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, direct sales, information technology, finance, operations and manufacturing. The current executive management team has been in place for more than two years and has been responsible for strengthening the Company's internal controls, financial condition and infrastructure to support growth and international expansion.

Growth Strategy

     The Company intends to increase net sales and profits by implementing the following growth strategy:

     Introduce New Products.  The Company utilizes its research and development
     ----------------------
capabilities to introduce innovative products and to continuously enhance existing products. At its annual convention in June 1998, the Company introduced several new products, including two nutritional supplements, a total dental care system, two new food bars and an in-home water distillation system. The Company also introduced into its Canadian market a chewable vitamin product and the L*E*A*N Team program. The Company plans to introduce new products annually, usually at Company-sponsored distributor events. In January 1999, at the Company's first Jump Start 2000 program, an international video conference attended by more than 30,000 distributors and guests at approximately 500 locations worldwide, the Company introduced four new products for its North America markets: St. John's Wort, Garlic EC, E-Prime and Ginkgo-PS.

     Attract and Retain Distributors and Preferred Customers.  Since its
     -------------------------------------------------------
inception, the Company has enjoyed significant growth in the number of distributors and, since 1997, the number of Preferred Customers. As of January 2, 1999, the Company had approximately 116,000 current distributors and 26,000 Preferred Customers compared to approximately 84,000 current distributors and 9,000 Preferred Customers one year ago. The Company believes it can continue to attract and retain distributors by offering high-quality products, comprehensive distributor and customer support services, and a rewarding compensation plan.

     Enter New Markets.  The Company believes that, in addition to the North
     -----------------
American market, significant growth opportunities exist in international
markets.   In February 1998, the Company commenced operations in Australia and
New Zealand. Late in the fourth quarter of 1998, the Company opened its United Kingdom operations. The Company's decision to enter additional new markets will be based on its assessment of several factors, including market size, anticipated demand for the Company's products, receptivity to direct sales and ease of entry, including possible regulatory restrictions on the products or marketing system of the Company. The Company has begun to register certain of its products with regulatory and government agencies in order to position it for further international expansion. The Company seeks to seamlessly integrate its distributor compensation plan in markets where the Company's products are sold in order to allow distributors to receive commissions for global product sales, rather than merely local product sales. This seamless downline structure is designed to allow a distributor to build a global network by creating downlines across national borders. Distributors will not be required to establish new downlines or requalify for higher levels of compensation within each new country in which they begin to operate. The Company believes this seamless compensation plan significantly enhances its ability to expand internationally and the Company intends, where permitted, to integrate future markets into the plan.

     Pursue Strategic Acquisitions.  The Company believes that attractive
     -----------------------------
acquisition opportunities may arise in the future. The Company intends to pursue strategic acquisition opportunities that would expand its product lines, enhance its manufacturing and technical expertise, allow vertical integration or otherwise complement its business or further its strategic goals.

Products

        Product names used in this report are, in certain cases, trademarks and are also the property of the Company, including Poly C(TM), CoQuinone(TM), Proflavanol(R), Melatonin KL(TM), OptOmega(TM), Nutrimeal, Fibergy(R), Kid's choo-ables(TM), L*E*A*N(TM), VitalZomes(R), Procosamine(TM), Procosa(TM), Gold Bar(R), Forever L*E*A*N(TM), Lifemasters(R), USANA TRUE HEALTH(TM), Garlic EC, E-Prime and Gingko-PS. The Company's primary product lines consist of nutritional, personal care and weight management products. In each of the last three fiscal years, the nutritional product line constituted 80% or more of the Company's net sales. The Company's principal product lines are briefly described below:

     Nutritional Products.  This line includes antioxidants, minerals, vitamins,
     --------------------
other nutritional supplements, meal replacement drinks, fiber drinks, and food bars. USANA's nutritional supplement products are designed to provide optimal absorption, bioavailability and efficacy. The top-selling products of the Company are the USANA Essentials (comprised of Mega Antioxidant and Chelated Mineral) and Proflavanol, which represented approximately 42% and 19%, respectively, of net sales in fiscal year 1998. Other products in this line include Poly C, Procosamine,

CoQuinone, Melatonin KL, OptOmega, Nutrimeal, Fibergy, Cranberry Drink, Kid's choo-ables, Gold Bars and a calcium-magnesium supplement. The Company also introduced four new products: St. John's Wort, Garlic EC, E-Prime and Ginkgo-PS at Jump Start 2000 in January 1999.

     Personal Care Products.  The personal care product line includes skin, hair
     ----------------------
and body, and dental care products. The skin care products are designed to provide a total skin protection system. Natural oils and emollients, antioxidants and botanical extracts are key ingredients in USANA's skin care line, consisting of the Antioxidant Skin Care System, Vital Zomes Serum Replenisher, Revitalizing Hydrating Treatment and USANA Sunscreen. The Company has designed hair and body products that generally incorporate pure, natural substances instead of cheaper, synthetic substances. These products include shampoo, conditioner, hand and body lotion, and shower gel. In June 1998, the Company introduced the USANA Dental Care System. The key product in this system is the all-natural toothpaste, which contains a unique combination of natural ingredients that have been shown to be effective in reducing bacterial plaque adhesion to tooth enamel. The other products in the Dental Care System are mouthwash, fluoride gel, a toothbrush, dental floss and a tongue scraper.

     Weight Management Products.  The Company has developed its L*E*A*N Team
     --------------------------
program to provide a comprehensive approach to weight management, proper diet and nutrition, and healthy living. The program's underlying principles, Lifestyle, Education, Activity and Nutrition, literally spell out the L*E*A*N philosophy. Developed with the assistance of health, nutrition and fitness experts, the USANA L*E*A*N program seeks to use the latest developments in nutritional science, psychology and exercise physiology to promote lifelong health, fitness and well being. The complete USANA L*E*A*N program is packaged in a custom gym bag and includes:

     *  A program guide,
     *  A physical activity guide and instructional videos,
     *  A motivational audio cassette series,
     *  A recipe book,
     *  Calipers to measure body fat,
     *  L*E*A*N Nutrimeal,
     * The USANA L*E*A*N Formula, a dietary supplement tablet that contains botanical extracts to augment the body's natural weight-loss processes,
     *  Food bars,
     *  Meal entrees, and
     *  Aerobic workout videos.

     In addition to its three principal product lines, the Company has developed and makes available to distributors a number of materials to assist them in building their business and selling the Company's products. Such resource materials or sales aids, which may be purchased from the Company, include product brochures and business forms designed by the Company and printed by outside publishers. From time to time the Company contracts with authors and publishers to provide books, tapes and other items dealing with health and personal motivation. The Company also writes and develops materials for audio and videotapes, which are produced by third parties. Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs and other products. Distributors do not earn commissions on the sale of sales aids, distributor kits or logo merchandise.

Research and Development

       The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published research, in vitro testing, in-house clinical studies and sponsored research. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company invested $798,000, $1.2 million and $1.4 million in research and development activities in 1996, 1997 and 1998, respectively. The Company intends to continue to use its resources in the research and development of new products and reformulation of existing products.

       The Company maintains a research and development program based upon established scientific research methodologies. The modern research facilities located at its Salt Lake City headquarters are equipped to handle analytical testing of new raw ingredients, raw material extraction research, in vitro testing, cell culture procedures and human bioavailability studies. Clinical evaluations are designed and sponsored by the Company. Anecdotal information from customers is reviewed and retrospective analyses are performed on this data. Contract clinical studies are conducted on selected existing products for which the retrospective analysis has demonstrated a positive effect and on new products to investigate efficacy. Currently, the Company is sponsoring three double-blind, placebo-controlled clinical studies.

Manufacturing and Quality Assurance

       At its Salt Lake City, Utah, manufacturing facility, the Company manufactured products that accounted for approximately 75% of net sales in fiscal year 1998. The Company's production process includes the following steps:

       *  Identifying and evaluating suppliers of raw materials,
       *  Acquiring premium-quality raw materials,
       *  Weighing or otherwise measuring the raw materials,
       *  Mixing raw materials into batches,
       *  Forming the mixtures into tablets,
       *  Coating and sorting the tablets, and
       *  Bottling and labeling the finished products.

       Most of these processes are performed using automatic and semi-automatic equipment. The Company conducts sample testing of raw materials and finished products for purity, potency and composition conforming to the Company's specifications. Constructed in 1996, USANA's production facility is registered with the Food and Drug Agency ("FDA") and the Canadian Health Protection Branch ("HPB") and is certified by the Australian Therapeutic Goods Administration ("TGA"). Although the Company need only comply with food-level Good Manufacturing Practice regulations ("GMP's") of the FDA, it believes that it is in compliance with that agency's drug-level GMP's. The certification by the TGA applies to that agency's drug-level GMP's.

     The Company also contracts with third-party manufacturers and vendors for the production of some of its products, including most of the products in its personal care and weight management product lines and certain of its nutritional products. These third-party vendors and manufacturers produce and, in most cases, package the Company's products according to formulations developed by or in conjunction with USANA's product development team.

     USANA conducts its quality assurance in two laboratories located in Salt Lake City, Utah. The microbiology laboratory serves as the primary quality control facility, where quality assurance personnel test for biological contamination in raw materials and finished goods. In the analytical chemistry laboratory, USANA scientists test for chemical contamination and accurate active ingredient levels of raw materials and finished products and conduct stability tests on finished products. The Company performs chemical assays on vitamins and mineral constituents under United States Pharmacopoeia and other validated methods in its analytical chemistry laboratories.

     Most of the raw ingredients used in the manufacture of the Company's products are available from a number of suppliers. The Company has not generally experienced difficulty in obtaining necessary quantities of raw ingredients. When supplies of certain raw materials have tightened, the Company has been able to find alternative sources of raw materials when needed and believes it will be able to do so in the future.

     The Company's manufacturing facility currently produces an average of 36 million tablets a month, using approximately 66% of its manufacturing capacity (assuming three eight-hour shifts per day, five days per week). The Company's packaging equipment fills an average of 350,000 bottles a month, using approximately 50% of its packaging capacity (again assuming three eight-hour shifts per day, five days per week). Currently the Company is operating only one shift per day in packaging and two shifts in manufacturing. This facility also fills tubes with the Company's skin care products. The Company expects that growth in new and existing markets will require additional manufacturing, packaging and warehouse capacity in the next 12 months. There can be no assurance that such growth will occur. However, if it does, then the Company will be required to use cash from operations or obtain financing from available bank lines of credit or the sale of its equity securities to expand its facilities.

Distribution and Marketing

     USANA distributes its products primarily through a network marketing system. The Company also sells directly to its Preferred Customers. Network marketing is a form of person-to-person direct selling through a network of vertically organized distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the Internet have contributed to the rapid growth of direct selling, including network marketing. Network marketing is gaining in popularity as a viable alternative to traditional retail and mail order marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels.

     Customers who desire to sell the Company's products may become distributors by being sponsored into the program by another distributor, thereby becoming part of the sponsoring distributor's downline. The Company believes many of its distributors are attracted to USANA because of the quality of its products and its rewarding compensation plan. New distributors must enter into a written contract, which obligates them to adhere to USANA's policies and procedures. Distributors are also required to purchase a distributor kit, which includes a detailed manual of the policies and procedures, for $39, which approximates the Company's costs of producing and distributing the kit. Distributors must also pay an annual renewal fee to the Company of $20.

     Distributors order products directly from the Company, subject to certain limitations and restrictions. For example, a distributor may not purchase more products during any four-week period than the distributor can reasonably expect to sell and personally consume during that same period. Distributorships continue until terminated by the Company or voluntarily canceled by the distributor. Initial training of distributors about the Company, its products, the distributor compensation plan, and how to effectively engage in network marketing is provided primarily by a distributor's sponsor and others in their upline organization. In addition, the Company develops and sells a variety of training materials and sales aids, as well as a detailed policies and procedures manual and description of the Company's distributor compensation plan. The Company sponsors and conducts regional, national and international distributor events and intensive leadership training seminars. Attendance at these sessions is voluntary, and the Company undertakes no generalized effort to provide individualized training to distributors. Distributors may not sell competitive products to other USANA distributors or solicit USANA distributors to participate in other network marketing opportunities. The Company also restricts advertising and making representations or claims concerning its products or compensation plan.

     The distributor compensation plan provides several opportunities for distributors to earn compensation, provided they are willing to consistently work at building, training and retaining their downline organizations to maintain sales of the Company's products to consumers. The Company believes its distributor compensation plan is distinctive for its equitable distributor payouts, which are designed to create appropriate incentives for sales of USANA products. Each distributor must purchase and sell product in order to earn commissions and bonuses. Distributors cannot simply recruit others for the purpose of developing a downline and then earn income passively. Distributors can earn compensation in three ways:

     * Purchasing products at special distributor prices from the Company and selling them to consumers at higher retail prices,
     *  Generating sales volume points in their downlines, and
     * Participating in a leadership bonus pool paid to distributors who meet certain performance requirements.

     The Company seeks to seamlessly integrate its distributor compensation plan across all markets in which its products are sold, in order to allow distributors to receive commissions for global, rather than merely local, product sales. This seamless downline structure is designed to allow a distributor to build a global network by creating downlines across national borders. Distributors will not be required to establish new downlines or requalify for higher levels of compensation within each new market in which they begin to operate. The Company believes such a seamless compensation plan significantly enhances its ability to expand internationally and the Company intends, where permitted, to integrate any new markets into this plan.

     The Company has established several distributor benefit programs designed to strengthen distributor loyalty. Among these programs are the Company's Distributor Stock Purchase Plan (DSPP), a telecommunications program and an affinity credit card plan. The DSPP allows distributors to make open-market purchases of the Company's common stock through commission check deductions.
The Executive Committee of the Company's Board of Directors administers the DSPP and purchases are made through a registered broker-dealer. Under the telecommunications program, the Company has contracted with a long distance carrier to provide Internet access, long distance, calling card service and residential toll-free service to distributors at competitive rates. The Company also offers its distributors a co-branded credit card, issued by a large credit
card processor, with competitive terms.   Distributors who are enrolled in the
credit card and telecommunications programs can also earn commissions on purchases and calls made by members of their downline who participate in the programs. Presently, distributors in the United States and Canada may participate in the DSPP, credit card and telecommunications program. The Company is currently evaluating the introduction of these benefit programs into all of its markets outside the United States.

     The Company also offers a Preferred Customer program designed for consumers who desire to purchase the Company's products for their personal use, while choosing not to become independent distributors of the products. The Company believes this program gives it access to a market that would otherwise be missed by targeting customers who enjoy USANA products, but prefer a mail order type relationship with the Company. Preferred Customers may not engage in retail sales of products purchased through the program, although they may enroll as distributors at any time if they desire. Preferred Customers are not eligible to earn commissions unless they become distributors.

     The Company's product return policy allows retail customers to return the unused portion of any product to the distributor and receive a full cash refund. Any distributor who provides a refund to a customer is reimbursed by the Company with product or credit in his or her account upon providing proper documentation and the remainder of the returned product.

     Return of unused and resalable products initiated by a distributor will be refunded 100% of the purchase price to the distributor, less a 10% restocking fee for up to one year from the date of purchase. Product that was damaged during shipment to the distributor is also 100% refundable. Product returns valued at $100 or more, other than product that was damaged at the time of receipt by the distributor, may result in termination of the distributorship. Returns as a percentage of net sales were 1.3% in 1996 and 1997 and 1.5% in 1998.

     Substantially all of the Company's sales are made to Preferred Customers and through independent distributors. No single distributor accounted for 5% or more of net sales in any of the last three fiscal years. Distributors submit signed application and agreement forms to the Company, which obligate the distributors to follow the Company's policies and procedures. Distributors are independent contractors and are not agents, employees, or legal representatives of USANA. Employees and affiliates of the Company cannot be distributors, although there is no prohibition on their family members from becoming distributors as long as they do not reside in the same household. Distributors may sell products only in markets where the Company has approved the sale of its products.

     The Company systematically reviews reports of alleged distributor misbehavior. If USANA determines that a distributor has violated any of the distributor policies or procedures, it may take a number of disciplinary actions. For example, the Company may terminate the distributor's rights completely or impose sanctions such as warnings, fines, probation, withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate injunctions at the Company's discretion. An in-house compliance officer and a full-time commission auditor also routinely review distributor activities. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.

Information Technology

       The Company believes its ability to efficiently manage its distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to its success. The Company's information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and distributor incentive payments, manage accounting, finance and manufacturing operations, and provide customer service and technical support.

       In the first quarter of 1998, the Company commenced installation of a new enterprise resource planning ("ERP") system to replace all of the Company's resource planning systems, except for the Company's custom-programmed order entry, distributor billing and compensation program (the "Distributor System"). The Company intends to replace the Distributor System with two new systems in 1999. The Company expects that the first of these two new systems will introduce a more open architecture platform, allowing greater flexibility and enhanced interface compatibility with other systems. The second new system is expected to replace the order entry system to improve on-line international order processing and shipping. Installation of these systems is expected to be completed by the end of 1999. The Company's information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

     Product Regulation.   Manufacturing, packaging, labeling, advertising,
     ------------------
promotion, distribution, and sale of the Company's products are subject to regulation by numerous governmental agencies in the United States and other countries. In the United States, the FDA regulates the Company's products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. The Company's products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency ("EPA"). Advertising of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act"). The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which the Company distributes its products.

     The majority of the Company's products are regulated as dietary supplements under the FDC Act. Dietary supplements are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods. Dietary supplements are also regulated under DSHEA. The Company believes DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement". Under DSHEA, a dietary supplement is a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by humans to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract or combination of the preceding ingredients.

     Under the current provisions of the FDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure,
or prevent a disease.   Drug claims are prohibited from use in the labeling of
dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health-related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance after notice and comment rulemaking. Nutrient content claims, which describe the nutritional value of the product, may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the
definition.   Nutrient content claims may also be made for dietary supplements if a scientific body of the US government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement, and the manufacturer, among other things, provides the FDA with notice of and basis for the claim at least 120 days before the introduction of the supplement with a label containing the claim into interstate commerce. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that:

     * Claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States,
     * Describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans,

     * Characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function, or
     * Describe general well-being from consumption of a nutrient or dietary ingredient.

     In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading. If the dietary ingredient does not provide traditional nutritional value, or a structure/function claim does not derive from an ingredient's nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of use of the claim is required. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although the Company believes its product claims comply with the law, depending on the content of the final regulation, the Company may need to revise its labeling.

     In addition, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide to the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

     The FDA issued final dietary supplement labeling regulations in 1997 that require a new format for product labels and will necessitate revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with these new regulations. The Company updated its product labels in 1997 in response to these new regulations. The FDA also announced that it is considering the adoption of new GMP's specific to dietary supplements. Such GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP's and contain quality assurance requirements similar to the FDA's GMP's for drug products. The Company believes it currently manufactures its dietary supplement products according to the standards of the drug GMP's. However, the Company may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

     Other products marketed by the Company include cosmetics, over-the-counter ("OTC") drugs, and medical devices. In general, the Company's cosmetic products currently are not subject to premarket approval by the FDA. However, cosmetics are subject to regulation by the FDA under the FDC Act's adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (e.g., are intended to treat or prevent disease or affect the structure or function of the body), such as the Company's sunscreens and anti-cavity dental treatment gel, are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of any OTC monograph that is applicable to a drug. Drug products not conforming to monograph requirements for OTC drug products require an approved New Drug Application ("NDA") before marketing. An NDA requires, among other things, one or more adequate and well-controlled clinical trials demonstrating the drug's safety and effectiveness before approval. The agency has not yet promulgated final monographs for some of the Company's products, such as sunscreens. If the agency finds that a product or ingredient of one of the Company's OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of the Company's OTC drug products, the Company will have to reformulate or cease marketing the product until it is the subject of an approved NDA or until such time, if ever, that the monograph is amended to include the Company's product. For example, the Company's hand and body lotion contains an ingredient, colloidal silver, that is the subject of a proposed rule finding that currently it is not generally recognized as safe and effective for external or internal use. If the rule becomes final, the Company will have to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, such a drug must comply with other requirements under the FDC Act including GMP's, labeling, and the FDC Act's misbranding and adulteration provisions.

     Most of the Company's medical device products, as currently designed and marketed, do not require premarket approval or clearance by the FDA. The Medical Device Amendments of 1976 to the FDC Act established three regulatory classes for medical devices depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness. Generally, Class I devices present the least risk to health and Class III devices present the
greatest risk to health and the most complex or novel technologies.   Some Class
I and most Class II devices
currently require premarket notification and clearance by the FDA before marketing under section 510(k) of the FDC Act. Devices for which the FDA has not promulgated a classification regulation also require premarket notification and clearance. Class III devices require premarket approval before commercial distribution, because the FDA either has promulgated a regulation requiring a premarket application for a pre-amendments type of device, or a post-amendments device was not found substantially equivalent to a legally marketed device. The Company's toothbrush and floss are currently regulated as Class I devices and do not require premarket notification or clearance by the agency. The Company's tongue scraper device is as yet unclassified by the FDA and, therefore, the manufacturer received FDA clearance following premarket notification under section 510(k) before marketing. Modifications to the Company's marketed devices will require a premarket notification and clearance under section 510(k) before the changed device can be marketed, if the change or modification could significantly affect safety or effectiveness. All of the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to Quality System Regulation requirements for manufacturing, Medical Device Reporting, and the potential for voluntary and mandatory recalls.

     The Company's advertising of its products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.
Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all material advertising claims made for its products.

     In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight loss, and cosmetic products and companies. The FTC has recently issued a guidance document to assist these companies in understanding and complying with the substantiation requirement. The Company is organizing the documentation to support its advertising and promotional practices in compliance with the guideline.

     The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially. Means available to the FTC include compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

     In markets outside the United States, prior to commencing operations or marketing its products, the Company may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of the Company's products for the market or may be unavailable with respect to certain products or product ingredients. The Company must also comply with local product labeling and packaging regulations that vary from country to country.

     The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Network Marketing Regulation.  Other laws and regulations affecting the
     ----------------------------
Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, such schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where such approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

     * In the United States, the FTC and state attorneys general regulate the network marketing system of the Company.
     * In Canada, Industry Canada at the federal level and territorial provincial Ministries or Departments of Justice regulate the Company's network marketing system.
     * In Australia, network marketing is subject to regulation under the Trade Practices Act, which is administered by the Australian Competition and Consumer Commission,
     * In New Zealand, network marketing is subject to the Fair Trading Act, which is administered by the New Zealand Commerce Commission
     * In the United Kingdom, network marketing is subject to the Fair Trading Act and the Trading Schemes Regulations, which are administered by the Department of Trade and Industry.

     The Company occasionally receives requests to supply information regarding its network marketing plan to certain regulatory agencies. Although the Company has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities, it believes that its network marketing program presently is in compliance with laws and regulations relating to direct selling activities. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential distributors or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although the Company has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company in the future.

     The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. It is possible that such future developments may require revisions to the Company's network marketing program. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

     The business of developing and distributing nutritional, personal care and weight management products such as those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The Company competes with these entities by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The Company's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of such markets.

     The nutritional supplement market in which the Company's leading products compete is characterized by:

     * Large selections of essentially similar products that are difficult to differentiate,
     *  Retail consumer emphasis on value pricing,
     *  Constantly changing formulations based on evolving scientific research,

     * Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, and
     * A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

     Similar factors are also characteristic of products comprising the Company's other product lines. There can be no assurance that the Company will be able to effectively compete in this intensely competitive environment. In addition, nutritional, personal care and weight management products can be purchased in a wide variety of channels of distribution, including retail stores. The Company's product offerings in each product category are relatively few compared to the wide variety of products offered by many of its competitors and are often premium priced. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

     The Company is also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and current distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. The Company believes that it offers a rewarding distributor compensation plan and attractive distributor benefits and services. To the extent practicable, the Company's distributor compensation plan is designed to be seamless, permitting international expansion without requalification or re-entry requirements. Payments of distributor incentives are made weekly, reducing the time a distributor must wait between purchase and sale of products and payment of commissions. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

     The Company believes that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Herbalife International, Inc., Nature's Sunshine Products, Inc., Rexall Sundown, Inc. and its direct selling division Rexall Showcase International, Inc., Twinlab Corporation, Shaklee Corporation and Nu Skin International, Inc. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by such increased competition.

Intellectual Property

     Trademarks.  The Company uses registered trademarks in its business,
     ----------
particularly relating to its corporate and product names. The Company owns six trademarks registered with the United States Patent and Trademark Office. The Company has also filed applications to register eight additional trademarks. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. The Company also has filed applications and owns trademark registrations, and intends to register additional trademarks, in foreign countries where the Company's products are or may be sold. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States. Certain product names, unregistered trademarks and service marks are claimed by the Company under common law.

     Common law trademark rights do not provide the Company with the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. The Company believes its trademarks, registered and claimed under common law, constitute valuable assets of the Company, adding to recognition of the Company and the marketing of its products. The Company therefore believes such proprietary rights have been and will continue to be important in enabling the Company to compete in its industry.

     Trade Secrets.  The Company has certain trade secrets that it intends to
     -------------
protect, in part, through confidentiality agreements with employees and other parties. Certain of the Company's employees involved in research and development activities have not entered into such agreements. Even where such agreements exist, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     Patents.  The Company does not own any patents and has no patent
     -------
applications pending or plans to seek patent protection of any of its products. The Company believes that patent protection is not generally available for nutritional supplements, the Company's core products. To the extent patents may be obtained for nutritional products, the scope of such patents may not be sufficiently broad to provide meaningful protection against infringement. Labeling regulations require the Company to disclose product ingredients and formulations, which makes enforcement of patents in the nutritional supplements industry difficult. The Company does not believe that the lack of patents in any way will adversely affect the Company's ability to compete in the nutritional supplement, personal care or weight management industries.

     The Company intends to protect its legal rights concerning its intellectual property by all appropriate legal action. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of any of the foregoing proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

Backlog

       The Company typically ships products within 72 hours after the receipt of the order. As of January 2, 1999, there was no significant backlog.

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

Employees

     As of March 19, 1999, the Company had approximately 455 employees (as measured by full time equivalency), of whom 362 were in the United States, 47 were in Australia/New Zealand, 22 in Canada and 24 in the United Kingdom. Of the Company's employees, 192 are involved in customer service and order entry, 101 in manufacturing and shipping, 137 in selling and administration and 25 in research and development and quality control. The Company's employees are not represented by a collective bargaining agreement and the Company has experienced no work stoppages as a result of labor disputes. The Company believes its relationship with its employees is good.

Item 2.    Properties

     The Company's headquarters are located in Salt Lake City, Utah in a 102,000 square foot building on approximately one-half of a 16-acre parcel owned by the Company. The Company added approximately 4,000 square feet of administrative space in the building in 1998. Of the 102,000 square feet presently occupied by the Company, approximately 28,000 square feet are used for manufacturing, packaging and distribution; 26,000 square feet are used for warehouse space; and the remaining 48,000 square feet are occupied by executive and administrative personnel, distributor services, research and development, and three laboratories. The Company believes that its headquarters facility and the available property at this site (consisting of approximately eight unimproved acres) will prove to be adequate for anticipated growth. Administrative space in the building is almost fully utilized and production capacity is currently running at approximately 66% and 50% in the Company's manufacturing and packaging facilities, respectively.

     The following table summarizes the Company's facilities as of January 2, 1999. Total monthly lease commitments for these properties average approximately $28,000.

Approximate                                      Leased/                       Expiration
Location                                        Function                       Square Feet  Owned         Date
--------------------------  -------------------------------------------------  -----------  ------  -----------------
Salt Lake City, Utah USA    Corporate headquarters/manufacturing/warehouse         102,000  Owned         -
Tooele, Utah, USA           Call center                                             11,200  Leased  April 30, 2000
Ontario, Canada             Warehouse/distribution center/office                    18,000  Leased  March 31, 2003
Sydney, Australia           Central office/call center/warehouse/distribution       20,000  Leased  October 30, 2002
Auckland, New Zealand       Warehouse/distribution center/office                     4,000  Leased  February 28, 2007
Milton Keynes, England      Central office/call center/distribution center          23,500  Owned         -

     The Company maintains general commercial/casualty insurance on its properties, which it deems to be adequate for its present needs.

Item 3.    Legal Proceedings

          The Company is party to certain litigation in the United States Federal District Court for the District of Connecticut, which is also affected by two related actions as follows:

          The U.S. Lawsuit.  On March 6, 1996, International Nutrition Company
          ----------------
("INC") filed a patent infringement action (the "U.S. Lawsuit") against a number of defendants, including USANA, alleging infringement of U.S. patent number 4,698,360 (the "'360 patent"). The complaint, filed in the United States District Court for the District of Connecticut, alleges that USANA's Proflavanol product infringes the `360 patent. The complaint seeks preliminary and permanent injunctions against the manufacture, sale and use of Proflavanol, as well as damages in unspecified amounts, costs and attorneys' fees. If INC were to prevail in its claim for injunctive relief, USANA would be prohibited from using, selling, offering to sell, manufacturing or importing any infringing product. If liability were established, damages in the case could range from a reasonable royalty to lost profits, and if willfulness is established, could also include treble damages, as well as attorneys' fees. Having conducted a thorough investigation of the `360 patent and the allegations made in the complaint, USANA believes that its manufacture and sale of Proflavanol does not infringe any valid claim of the `360 patent.

          Reexamination Proceeding.  On April 17, 1996, an unidentified party
          ------------------------
filed a request (the "Reexamination Proceeding") with the United States Patent and Trademark Office ("PTO") to reexamine the validity of the `360 patent. The request for reexamination was granted and the PTO conducted the Reexamination Proceeding. The U.S. Lawsuit was stayed pending the outcome of the Reexamination Proceeding. On August 22, 1997, the PTO granted a Certificate of Reexamination for the `360 patent, confirming the validity of each of the claims of the patent over the prior art cited as part of the Reexamination Proceeding.

          The French Lawsuit.  INC claims an ownership interest in the `360
          ------------------
patent by assignment from Societe Civile d'Investigation Pharmacologique d'Acquitane ("SCIPA"), who took a one-half interest in the patent from the inventor, Jack Masquielier. The other half of the `360 patent was conveyed by Mr. Masquelier to a company known as Horphag Research Ltd. ("Horphag"). In October 1995, Horphag sued SCIPA, INC and others in Bordeaux, France (the "French Lawsuit"). In its action, Horphag alleged that SCIPA's transfer of its one-half interest in the `360 patent to INC violated Horphag's right of preemption under French law and the provisions of the agreement by which Horphag and SCIPA acquired their ownership interests in the `360 patent. Horphag's complaint in the French Lawsuit requested that the French court order that the assignment from SCIPA to INC be declared null and void, and that the court issue an order declaring that INC has no ownership interest in the `360 patent. USANA purchases its raw ingredients for Proflavanol from Indena, a licensee of Horphag.

          On March 21, 1997, the court for the U.S. Lawsuit ordered that the action not proceed until resolution of the French Lawsuit. On March 25, 1997, the trial court in Bordeaux issued a decision declaring that under French law, INC has no interest in the `360 patent, because of the principle of preemption. Specifically, the French trial court held that SCIPA, through whom INC claims ownership rights in the `360 patent, had an obligation to offer its one-half interest in the patent to Horphag before selling it to INC. Because SCIPA did not offer its interest to Horphag, the French trial court nullified the assignment from SCIPA to INC, finding that SCIPA has again become a joint owner of the `360 patent. INC appealed the decision of the trial court.

          On May 28, 1998, the Court of Appeals in Bordeaux affirmed the decision of the trial court that INC has no ownership interest in the `360 patent. Specifically, the decision holds that INC does not now hold and never has held any ownership rights in the `360 patent. The appellate court also found that recent attempts by Mr. Masquelier to assign an interest in the `360 patent to INC were null and void because he had no ownership interest in the `360 patent and therefore could not assign such an interest to INC. The French appellate decision also rejected INC's argument that it purchased an interest in the `360 patent in good faith, without knowledge of Horphag's one-half interest.

          On July 10, 1998, USANA filed a motion to dismiss the INC complaint, alleging that based on the decisions of the French courts INC has no standing to sue. Alternatively, USANA has alleged that, under U.S. law, even if INC were a co-owner of the `360 patent, it owns at most a one-half interest and cannot bring suit to enforce the patent unless the other co-owner voluntarily agrees to join in such suit as a plaintiff. The other owner of the `360 patent, Horphag, has not voluntarily joined the U.S. Lawsuit as a plaintiff and, in fact, is a defendant in that proceeding. Therefore, USANA believes the litigation must be dismissed. No hearing has been set on USANA's motion to dismiss, although INC has indicated it will oppose the motion. USANA intends to vigorously defend its right to continue providing its Proflavanol product to its customers.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock trades on the Nasdaq Stock Market(R) under the symbol "USNA." The following table sets forth the reported high and low sale prices for the Company's common stock as reported on the Nasdaq Stock Market for the periods indicated:

1997                High     Low
                  --------  ------

First Quarter...    10 1/4  7 1/16
Second Quarter..     8 7/8   4 5/8
Third Quarter...    10 3/4       6
Fourth Quarter..  10 11/16   8 1/2

1998

First Quarter...    14 1/2   8 7/8
Second Quarter..    17 1/4  12 3/4
Third Quarter...    24 1/8       8
Fourth Quarter..    14 3/4  9 5/16

     On March 19, 1999, the high and low sales prices of the Company's common stock were $9.25 and $8.875, respectively.

Shareholders

     As of March 19, 1999, there were approximately 420 holders of record of the Company's common stock and an estimated 5,500 beneficial owners, including shares of common stock held in street name.

Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain future earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on the Company's earnings, capital, financial condition and other factors deemed relevant by the Board of Directors. The Company's credit facility contains restrictions on the Company's ability to declare cash dividends on its capital stock or redeem or retire such stock without the lender's written consent.

Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below with respect to the Company's consolidated statements of earnings and consolidated balance sheets for each of the last five fiscal years are derived from the consolidated financial statements of the Company. The data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes thereto.

                                                                             Year Ended
                                                         ---------------------------------------------------
                                                            December 31,
                                                         ------------------
                                                                             Dec. 28,  Dec. 27,  Jan. 2, (1)
                                                           1994      1995      1996      1997       1999
                                                         --------  --------  --------  --------  -----------
                                                               (in thousands, except per share data)
Consolidated Statement of Earnings Data:

Net sales..............................................  $ 7,317    $24,541   $56,700   $85,205    $121,558
Cost of sales..........................................    2,238      5,703    11,596    17,852      25,279
                                                         -------    -------   -------   -------    --------
   Gross profit........................................    5,079     18,838    45,104    67,353      96,279
Operating expenses:
   Distributor incentives..............................    3,066     10,800    25,890    39,536      54,408
   Selling, general and administrative.................    1,564      4,246    10,515    16,040      25,284
   Research and development............................       54        256       798     1,245       1,362
                                                         -------    -------   -------   -------    --------
     Total operating expenses..........................    4,684     15,302    37,203    56,821      81,054
                                                         -------    -------   -------   -------    --------
Earnings from operations...............................      395      3,536     7,901    10,532      15,225
Other income (expense), net............................      (44)       191       247       166         178
                                                         -------    -------   -------   -------    --------
Earnings before income taxes...........................      351      3,727     8,148    10,698      15,403
Income taxes...........................................       26      1,422     3,113     4,116       5,906
                                                         -------    -------   -------   -------    --------
Net earnings...........................................  $   325    $ 2,305   $ 5,035   $ 6,582    $  9,497
                                                         =======    =======   =======   =======    ========
Earnings per share - diluted...........................    $0.03      $0.20     $0.38     $0.49       $0.68
                                                         =======    =======   =======   =======    ========
Weighted average shares outstanding - diluted..........   10,631     11,589    13,326    13,319      13,929
                                                         =======    =======   =======   =======    ========

                                                                               As of
                                                         -------------------------------------------------
                                                           December 31,
                                                         ----------------
                                                                           Dec. 28,  Dec. 27,  Jan. 2, (1)
                                                          1994     1995      1996      1997       1999
                                                         -------  -------  --------  --------  -----------
                                                              (in thousands, except per share data)
Consolidated Balance Sheet Data:

Cash and cash equivalents..............................  $   647  $ 2,976   $ 1,130   $ 2,608    $  2,617
Working capital........................................      845    1,795       458     4,569       8,430
Current assets.........................................    1,839    5,361     9,040    11,273      17,146
Total assets...........................................    2,790   10,174    21,079    26,369      39,957
Long-term obligations, less current maturities.........        7        4         -         -           -
Stockholders' equity...................................    1,722    6,555    12,368    19,258      30,617

Other Data:
Current distributors (2)...............................   16,000   34,000    59,000    84,000     116,000
Preferred customers (3)................................        -        -         -     9,000      26,000
---------------------------------------------------------------------------------------------------------

(1) The 1998 fiscal year ended January 2, 1999 was a 53-week year. Fiscal 1997 was a 52-week year. Fiscal 1996 began on January 1, 1996 and ended on December 28, 1996. Both fiscal 1995 and 1994 were calendar years.
(2) The Company defines a current distributor as a distributor who has purchased product from the Company at any time during the most recent twelve-month period. The Company adopted this definition in September 1997. The number of current distributors for prior periods is an estimate.
(3) The Company introduced its Preferred Customer program in the third quarter of 1997. Preferred Customers purchase products from the Company at wholesale prices for personal use, but do not distribute the products.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

  USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of January 2, 1999, the Company had approximately 116,000 current distributors in the United States, Canada, Australia, New Zealand and the United Kingdom. The Australia/New Zealand and the United Kingdom markets initiated operations on February 12, 1998 and November 30, 1998, respectively. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period. From 1993 to 1998, net sales of the Company grew from $3.9 million to $121.6 million, while net earnings increased from a loss of $312,000 to net earnings of $9.5 million.

  The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 81% of the Company's net sales in 1998. The Company's top selling products, USANA Essentials and Proflavanol, represented approximately 42% and 19%, respectively, of net sales in 1998. No other products accounted for more than 10% of net sales during the year. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement in tablet form, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. In June 1998, the Company introduced several new products, including CoQuinone, Procosamine, the USANA Dental Care System and an in-home water distillation
system.   In addition to its primary product lines, the Company also sells distributor kits and sales aids which accounted for approximately 4% of the Company's net sales in 1998.

  Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, while choosing not to become independent distributors. As of January 2, 1999, the Company had approximately 26,000 Preferred Customers. The Company recognizes revenue when products are shipped and title passes to independent
distributors and Preferred Customers.   In 1998, sales in the Company's four
primary markets, the United States, Canada, Australia/New Zealand and the United Kingdom, were 57.5%, 26.9%, 15.3% and 0.3%, respectively, of net sales of the Company. As the Company expands into additional international markets, the Company expects international operations to account for an increasing percentage of its net sales.

  Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product exports. In 1998, products manufactured by the Company accounted for approximately 75% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

     Distributor incentives are the Company's most significant expense and represented 44.8% of net sales in 1998. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated in their downline. Generally, distributor kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

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

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company expects to add human resources and associated infrastructure as operations expand. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Dr. Wentz, does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary, selling, general and administrative expenses would increase. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the distributor and Preferred Customer base.

     Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in international markets. The Company capitalizes product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale.

     In 1996, the Company adopted a 52-53 week fiscal year. Commencing with fiscal year 1996, the fiscal year end of the Company was changed from December 31 of each year to the Saturday closest to December 31. References to a particular fiscal year are to the fiscal year ending on such Saturday for fiscal years 1996 and later, and to the year ended December 31 for fiscal years 1995 and earlier. Fiscal year 1998 was a 53-week year. Fiscal year 1997 was a 52-week year. Management believes the additional week in fiscal 1998 did not have a material impact on earnings.

Results Of Operations

  The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:


                                                                                               Year Ended
                                                                       --------------------------------------------------------
                                                                            Dec. 28,            Dec. 27,             Jan. 2,
                                                                              1996                1997                 1999
                                                                       ---------------      --------------      ---------------
Net sales                                                                        100.0%              100.0%               100.0%
Cost of sales                                                                     20.5%               21.0%                20.8%
                                                                       ---------------      --------------      ---------------
    Gross profit                                                                  79.5%               79.0%                79.2%
Operating expenses:
    Distributor incentives                                                        45.7%               46.4%                44.8%
    Selling, general and administrative                                           18.5%               18.8%                20.8%
    Research and development                                                       1.4%                1.5%                 1.1%
                                                                       ---------------      --------------      ---------------
Earnings from operations                                                          13.9%               12.3%                12.5%
Other income                                                                       0.4%                0.2%                 0.2%
                                                                       ---------------      --------------      ---------------
Earnings before income taxes                                                      14.3%               12.5%                12.7%
Income taxes                                                                       5.5%                4.8%                 4.9%
Net earnings                                                                       8.8%                7.7%                 7.8%
                                                                       ===============      ==============      ===============

Years Ended January 2, 1999 and December 27, 1997

     Net Sales. Net sales increased 42.7% to $121.6 million in 1998, an increase of $36.4 million from $85.2 million in 1997. Approximately 90% of the growth in net sales for this period was attributable to increases in total unit sales. The increase in unit sales is primarily the result of a 38.1% increase in the Company's independent distributor base and continued growth in its Preferred Customer program, which was introduced in the third quarter of 1997. As of January 2, 1999, the Company had approximately 116,000 current distributors compared to approximately 84,000 current distributors at December 27, 1997. Approximately 75% of the growth in the distributor base can be associated with the opening of the Australia/New Zealand market in February 1998. As of January 2, 1999, the Company had approximately 26,000 Preferred Customers. Successful regional conventions, new product introductions and the product price increase in the third quarter of 1997 also contributed to sales growth in 1998.

     The following table illustrates the growth in sales by region for the years ended December 27, 1997 and January 2, 1999:

                            Sales Growth by Region
                                 (in millions)

                                                         Year Ended
                              ----------------------------------------------------------------
                                     December 27, 1997                  January 2, 1999
                              -----------------------------     ------------------------------         Growth over           %
                                Net Sales       % Net Sales       Net Sales        % Net Sales          Prior Year         Growth
                              -----------     -------------     ------------     -------------       ----------------     --------
Region
------
United States                       $59.0             69.2%           $ 69.9             57.5%                  $10.9         18.4%
Canada                               26.2             30.8%             32.7             26.9%                    6.5         24.8%
Australia/New Zealand                   -                -              18.7             15.3%                   18.7            -
United Kingdom                          -                -               0.3              0.3%                    0.3            -
                              -----------     -------------     ------------     -------------       ----------------
                                    $85.2            100.0%           $121.6            100.0%                  $36.4         42.7%
                              ===========     ============      ============     ============        ================

     Cost of Sales. Cost of sales increased 41.6% to $25.3 million in 1998, an increase of $7.4 million from $17.9 million in 1997. As a percentage of net sales, cost of sales decreased slightly to 20.8% in 1998 from 21.0% in 1997. The decrease in cost of sales as a percentage of net sales can be attributed primarily to the price increase introduced in the third quarter of 1997 and volume-based efficiencies in production and procurement activities. These factors were partially offset by additional costs such as freight and duties associated with exporting products to Australia/New Zealand and the United Kingdom, and a change in the sales mix to include a higher percentage of distributor kits which have a significantly lower gross profit margin. When a new market is opened, the Company initially experiences a higher demand for distributor kits in that market.

     Distributor Incentives. Distributor incentives increased 37.6% to $54.4 million in 1998, an increase of $14.9 million from $39.5 million in 1997. As a percentage of net sales, distributor incentives decreased to 44.8% in 1998 from 46.4% in 1997. The decrease in distributor incentives as a percentage of net sales can be attributed primarily to the implementation of the Company's repricing strategy and a change in the sales mix that resulted from increased demand for distributor kits in the Australia/New Zealand market. The decrease in distributor incentives as a percentage of net sales was partially offset by an increase in the Company's leadership bonus program from 2.0% to 3.0% of the sales volume points generated.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 57.6% to $25.3 million in 1998, an increase of $9.3 million from $16.0 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.8% in 1998 from 18.8% in 1997. The increase in selling, general and administrative expenses can be attributed to several factors:

     * Higher variable expenses such as increases in customer service staffing levels and discount fees on credit cards in association with growth in sales and the increased number of distributors and Preferred Customers,

     * Increased depreciation and amortization expense of approximately 1% as a percentage of net sales as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion,
     * Increased costs including, but not limited to, employee compensation as a result of building a Company infrastructure to meet strategic objectives, and
     * Higher relative costs associated with international expansion, primarily related to commencing operations in Australia/New Zealand and the United Kingdom.

     Research and Development Expenses. Research and development expenses increased 9.4% to $1.4 million in 1998, an increase of $0.2 million from $1.2 million in 1997. The modest increases in research and development expenses in 1998 were primarily the result of new product development, ongoing clinical studies and the reformulation of existing products.

     Net Earnings.  Net earnings increased 44.3% to $9.5 million in 1998, an
increase of $2.9 million from $6.6 million in 1997.   The increase in net
earnings is primarily the result of higher sales. Net earnings reflect the combined effect of decreased cost of sales, decreased distributor incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 7.8% profit margin in 1998 compared to 7.7% in 1997. Diluted earnings per share increased 38.8% to $0.68 in 1998, an increase of $0.19 from $0.49 in 1997.

Years Ended December 27, 1997 and December 28, 1996

     Net Sales. Net sales increased 50.3% to $85.2 million in 1997, an increase of $28.5 million from $56.7 million in 1996. The increase in net sales is primarily the result of a 42.4% increase in the Company's independent distributor base and continued growth in its Preferred Customer program. As of December 27, 1997, the Company had approximately 84,000 current distributors compared to an estimated 59,000 current distributors at December 28, 1996. The Company introduced its Preferred Customer program in the third quarter of 1997. Approximately 9,000 Preferred Customers enrolled in the Preferred Customer program in 1997. Successful regional conventions, new product introductions and the Company's price increase also contributed to sales growth in 1997. This price increase, which was phased in as part of the Company's repricing strategy beginning in the third quarter of 1997, accounted for less than 2.0% of net sales in 1997. Approximately 50% of the sales growth in 1997 resulted from growth in the Canadian operations. Canadian sales increased 118.9% to $26.2 million in 1997, an increase of $14.2 million from $12.0 million in 1996. Net sales in the United States increased 31.9% to $59.0 million from $44.7 million in 1996.

     Cost of Sales. Cost of sales increased 53.9% to $17.9 million in 1997, an increase of $6.3 million from $11.6 million in 1996. As a percentage of net sales, cost of sales increased to 21.0% in 1997 from 20.5% in 1996. The increase in cost of sales can be attributed primarily to sales growth, a modest increase in the underlying cost of materials with no accompanying price increase until the third quarter of 1997, and inefficiencies associated with new product introduction and product preparation for international growth. In addition, the Company established a provision for inventory obsolescence of $220,000 in 1997 to offset the risk of potential inventory obsolescence attributed to new product introduction and the modification of existing products.

     Distributor Incentives. Distributor incentives increased 52.7% to $39.5 million in 1997, an increase of $13.6 million from $25.9 million in 1996. As a percentage of net sales, distributor incentives increased to 46.4% in 1997 from 45.7% in 1996. The increase in distributor incentives was attributable primarily to increased sales growth. Two other factors contributed to the increase in distributor incentives: (1) the maturation of the distributor network; and (2) an increase in the leadership bonus payout from 2.0% to 3.0% of total sales volume points generated. The increase in distributor incentives was partially offset by a decrease in the proportion of sales volume points to total sales that resulted from the introduction of the Company's repricing strategy in the third quarter of 1997. Although total distributor incentives increased in 1997, distributor incentives declined as a percentage of net sales in both the third and the fourth quarter of 1997 compared to the third and four quarters of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 52.5% to $16.0 million in 1997, an increase of $5.5 million from $10.5 million in 1996. As a percentage of net sales, selling, general and administrative expenses increased to 18.8% in 1997 from 18.5% in 1996. The increase in selling, general and administrative expenses can be attributed primarily to two factors. First, variable selling, general and administrative expenses such as discount fees on credit cards and higher customer service staffing levels increased to accommodate the demands of sales growth and the increased number of distributors and Preferred Customers. Second, as a result of substantial investments in computer and production equipment in late 1996 and throughout 1997, depreciation and amortization expenses as a component of selling, general and administrative expense increased by more than $800,000 in 1997 compared to 1996.

     Research and Development Expenses. Research and development expenses increased 56.0% to $1.2 million in 1997, an increase of $447,000 from $798,000 in 1996. As a percentage of net sales, research and development expenses increased to 1.5% in 1997 from 1.4% in 1996. Increases in research and development expenses in 1997 were primarily the result of new product development and, to a lesser extent, the reformulation of existing products.

     Net Earnings.  Net earnings increased 30.7% to $6.6 million in 1997, an
increase of $1.6 million from $5.0 million in 1996.   The increase in net
earnings is primarily the result of higher sales. The Company`s profit margin was 7.7% in 1997, a decrease of 1.1% from 8.8% in 1996. The decrease in the Company's profit margin can be attributed to increases in cost of sales, distributor incentives, and selling, general and administrative expenses relative to net sales. Diluted earnings per share increased 28.9% to $0.49 in 1997, compared to $0.38 in 1996.

Quarterly Financial Information and Seasonality

     The following table sets forth unaudited quarterly operating results for each of the Company's last eight quarters as well as certain of such data expressed as a percentage of net sales for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data. The Company's quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report.

  The Company believes that the impact of seasonality on its results of operations is not material, although historically growth has been slower in the fourth quarter of each year. This could change as new markets are opened and become a more significant part of the Company's business. In addition, the significant growth experienced by the Company since its inception has made it difficult to accurately determine seasonal trends.

                                                                             Quarter Ended
                                         --------------------------------------------------------------------------------------
                                         Mar. 29,   June 28,   Sep. 27,   Dec. 27,   Mar. 28,   June 27,   Sep. 26,   Jan. 2,(1)
                                           1997       1997       1997       1997       1998       1998       1998       1999
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales..............................   $17,654    $21,046    $22,873    $23,632    $26,164    $30,913    $32,123    $32,358
Cost of sales..........................     3,759      4,394      4,809      4,890      5,486      6,408      6,725      6,660
                                          -------    -------    -------    -------    -------    -------    -------    -------
   Gross profit........................    13,895     16,652     18,064     18,742     20,678     24,505     25,398     25,698
Operating expenses:
   Distributor incentives..............     8,348      9,807     10,438     10,943     11,762     13,930     14,312     14,404
   Selling, general and
      administrative...................     3,403      3,971      4,273      4,393      5,433      6,318      6,705      6,828
   Research and development............       280        299        386        280        354        373        405        230
                                          -------    -------    -------    -------    -------    -------    -------    -------
   Total operating expenses............    12,031     14,077     15,097     15,616     17,549     20,621     21,422     21,462
                                          -------    -------    -------    -------    -------    -------    -------    -------
Earnings from operations...............     1,864      2,575      2,967      3,126      3,129      3,884      3,976      4,236
Other income (expense), net............        22         42         43         59         46         21        113         (2)
                                          -------    -------    -------    -------    -------    -------    -------    -------
Earnings before income taxes...........     1,886      2,617      3,010      3,185      3,175      3,905      4,089      4,234
Income taxes...........................       763        955      1,154      1,244      1,239      1,501      1,559      1,607
                                          -------    -------    -------    -------    -------    -------    -------    -------
Net earnings...........................   $ 1,123    $ 1,662    $ 1,856    $ 1,941    $ 1,936    $ 2,404    $ 2,530    $ 2,627
                                          =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share - diluted...........   $  0.08    $  0.13    $  0.14    $  0.14    $  0.14    $  0.17    $  0.18    $  0.19
                                          =======    =======    =======    =======    =======    =======    =======    =======
Weighted average shares
 outstanding - diluted.................    13,455     13,285     13,241     13,552     13,771     14,064     14,190     13,901
                                           ======    =======    =======    =======    =======    =======    =======    =======

                                                                           Quarter Ended
                                         -------------------------------------------------------------------------------------
                                         Mar. 29,   June 28,   Sep. 27,   Dec. 27,   Mar, 28,   June 27,   Sep. 26,   Jan. 2,(1)
                                             1997       1997       1997       1997       1998       1998       1998       1999
                                          -------    -------    -------    -------    -------    -------    -------    -------
As a Percentage of Net Sales:
Net sales..............................     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales..........................      21.3       20.9       21.0       20.7       21.0       20.7       20.9       20.6
                                          -------    -------    -------    -------    -------    -------    -------    -------
   Gross profit........................      78.7       79.1       79.0       79.3       79.0       79.3       79.1       79.4
Operating expenses:
   Distributor incentives..............      47.3       46.6       45.6       46.3       45.0       45.1       44.6       44.5
   Selling, general and
      administrative...................      19.3       18.9       18.7       18.6       20.8       20.4       20.9       21.1
   Research and development............       1.6        1.4        1.7        1.2        1.4        1.2        1.3        0.7
                                          -------    -------    -------    -------    -------    -------    -------    -------
   Total operating expenses............      68.2       66.9       66.0       66.1       67.2       66.7       66.8       66.3
                                          -------    -------    -------    -------    -------    -------    -------    -------
Earnings from operations...............      10.5       12.2       13.0       13.2       11.8       12.6       12.3       13.1
Other income (expense), net............       0.1        0.2        0.2        0.2        0.2        0.1        0.4        0.0
                                          -------    -------    -------    -------    -------    -------    -------    -------
Earnings before income taxes...........      10.6       12.4       13.2       13.4       12.0       12.7       12.7       13.1
Income taxes...........................       4.3        4.5        5.0        5.3        4.7        4.9        4.8        5.0
                                          -------    -------    -------    -------    -------    -------    -------    -------
Net earnings...........................       6.3%       7.9%       8.2%       8.1%       7.3%       7.8%       7.9%       8.1%
                                          =======    =======    =======    =======    =======    =======    =======    =======

(1) The quarter ended January 2, 1999 was a 14 week quarter. All other quarters in the table represent 13 week quarters.

    The Company may experience variations on a quarterly basis in its results of operations, in response to, among other things:

    *   The timing of Company-sponsored distributor events
    *   New product introductions
    *   The opening of new markets
    * The timing of holidays, especially in the fourth quarter, which may reduce the amount of time distributors spend selling the Company's products or recruiting new distributors
    * The adverse effect of distributors' or the Company's failure, or allegations of their failure, to comply with applicable governmental regulations

     * The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain of the Company's products
     *  The operation of its network marketing system
     *  Fluctuations in currency exchange rates
     *  The recruiting and retention of distributors
     *  The integration and operation of new information technology systems
     * The inability of the Company to introduce new products or the introduction of new products by the Company's competitors
     *  Availability of raw materials
     * General conditions in the nutritional supplement, personal care and weight management industries or the network marketing industry
     *  Consumer perceptions of the Company's products and operations

     Because the Company's products are ingested by consumers or applied to their bodies, the Company is highly dependent upon consumers' perception of the safety, quality and efficacy of its products. As a result, substantial negative publicity, whether founded or unfounded, concerning one or more of the Company's products or other products similar to the Company's products could adversely affect the Company's business, financial condition and results of operations.

     As a result of these and other factors the Company's quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to increase its revenues in future periods or be able to sustain its level of revenue or its rate of revenue growth on a quarterly or annual basis. Furthermore, no assurances can be given that the Company's revenue growth rate in new markets where operations have not commenced will follow this pattern. Due to the foregoing factors, the Company's future results of operations could be below the expectations of public market analysts and investors. In such event, the market price of the common stock of the Company would likely be materially adversely affected.

Liquidity and Capital Resources

     The Company has financed its growth primarily from cash flows from operations. In 1998, the Company generated net cash from operations of $10.6 million compared to $7.1 million in 1997. Cash and cash equivalents were flat at $2.6 million at both January 2, 1999 and December 27, 1997. Working capital was $8.4 million at January 2, 1999 compared to $4.6 million at December 27, 1997. The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

     The Company invested $11.3 million in property and equipment in 1998 compared to $5.3 million in 1997. The Company invested approximately three million dollars in land, building and improvements in the United Kingdom in 1998. This 23,500 square foot facility contains a warehouse, administrative offices, a retail store for distributors and Preferred Customers, and a call center to service orders from England, Scotland, Wales and Northern Ireland. Inventory increased $4.0 million to $10.5 million at January 2, 1999 from $6.5 million at December 27, 1997. The increase in inventory can primarily be attributed to the commencement of operations in the Australia/New Zealand and United Kingdom markets, including the extended transit times of shipments to these markets. As of January 2, 1999, the Company had invested approximately $5.5 million to fund operations in the United Kingdom.

     At January 2, 1999 the Company had $5.0 million available under its line of credit which expires May 31, 1999. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line-of-credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of January 2, 1999, the Company was in compliance with these covenants. There was no outstanding balance on the line of credit as of January 2, 1999.

     A significant percentage of the Company's net sales are generated from the sale of products outside the United States. The Company intends to continue to expand its foreign operations. The Company is exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. In addition, the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. Sales outside the United States represented 12.3%, 21.1%, 30.8% and 42.5% of the Company's net sales in 1995, 1996, 1997 and 1998, respectively. The Company enters into forward and option contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations.

     The Company believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the next 12 months. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, finance capital acquisitions associated with the growth of the Company and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders.

Year 2000 Issues

     The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the millennium (year 2000) approaches. The "Year 2000 problem" is pervasive and complex, with the possibility that it will affect many technology systems and is the result of the rollover of the two digit year value from "99" to "00". Systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is in the process of assessing its state of readiness, including the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment will also include an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on
the business, financial condition or results of operations of the Company.   As
a part of this assessment, the Company will also determine the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company will use, if necessary, both internal and external resources to reprogram, or replace and test its software for Year 2000 acceptability. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own 2000 problems.

     Independent of the Year 2000 problem, the Company determined in late 1997 that the purchase and installation of an Enterprise Resource Planning system (ERP system) could assist in achieving overall efficiencies. The ERP system will replace all of the Company's existing resource planning systems except for the Distribution System. The Company has begun installing the ERP system and expects the installation to be complete during the third quarter of 1999. The third-party vendor of the ERP system has certified that its software is Year 2000 compliant according to the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues related to its primary internal business information systems. The Company intends to replace the Distribution System with two new systems in 1999 and to integrate it with the ERP system. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant.

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

Outlook
-------

     Management believes net sales will continue to grow at a double-digit rate in 1999, although at a slower rate than in prior years. Increases in net sales will be driven by continued growth in existing markets as well as the potential opening of new international markets. According to the Nutrition Business Journal, the nutritional industry in the United States will grow at an annual rate of approximately 10% over the next three years. This does represent a slower rate of industry growth than in prior years. Management believes that network marketing provides a channel of distribution that offers opportunities for rapid international expansion with a low cost of entry relative to other channels in the nutritional industry. Double-digit sales growth in 1999 is dependent upon a strong nutritional industry and success in new international markets. If the recent industry slowdown continues or the Company's new markets fail to meet management's expectations, the Company may experience downward pressure on its net sales.

     Management believes that cost of sales as a percentage of net sales will remain relatively constant in 1999 when compared to 1998 levels. Although additional duties and taxes relating to product exports may result in higher cost of sales, management believes that increases in production efficiencies will offset the negative impact of increased duties and taxes. To the extent the Company opens additional international markets in 1999, cost of sales as a percentage of net sales will temporarily increase. This increase results from a higher initial demand in new markets for distributor kits, which have a significantly lower gross profit margin than other products sold by the Company. The Company may experience capacity constraints in its production operations if sales grow at a greater rate than in prior years, which would result in higher cost of sales.

     Management believes distributor incentives as a percentage of net sales will be approximately 45% in 1999. The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse affect on earnings, while continuing to maintain an appropriate incentive for its distributors. The Company continues pricing its products to achieve a desired contribution margin (sales less cost of sales less distributor incentives) and will make necessary changes to operate in this range.

     Management believes that selling, general and administrative expenditures will increase modestly as a percentage of net sales during 1999 when compared to 1998 levels. This increase can be attributed to several factors:

* Increased depreciation and amortization levels resulting from strategic investments in computer and telecommunications equipment,
*  Standard start-up costs related to international expansion,
*  Market research for future international expansion, and
* Increased costs associated with building an infrastructure to achieve the Company's strategic objectives.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company conducts its business in several countries and intends to continue to expand its foreign operations. The net sales are affected by fluctuations in interest rates, currency exchange rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, the operations of the Company are exposed to significant risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

     Fluctuations in foreign currency exchange rates may favorably or adversely affect the Company's reported earnings and, accordingly, the comparability of its period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. When the value of the U.S. dollar is high in comparison with the other currencies in which sales are made, this will have a negative impact on net sales. Additionally, if the dollar weakens against currencies in which the Company incurs or is required to pay expenses, this will have a negative impact on net sales.

     To protect against these risks, the Company enters into forward and option contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations. The Company believes that its cash management and investment policies have minimized theses risks. However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered by the Company in connection with its foreign currency transactions.

Forward-Looking Statements and Certain Risks Affecting the Company

     The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include the following:

     The Company relies on non-employee, independent distributors to purchase, market and sell its products.

     The Company distributes its products through distributors. These distributors are independent contractors who purchase products directly from the Company for their own use or for resale. Distributors typically work at the distribution of the Company's products on a part-time basis and may and likely will engage in other business activities, some of which may compete with the Company. The Company has a large number of distributors and a relatively small corporate staff to implement its marketing programs and provide motivational support to its distributors. The Company undertakes no effort to provide individual training to its distributors. Distributors may voluntarily terminate their agreements with the Company at any time. There is typically significant turnover in distributors from year to year. Because of this high turnover, the Company must continually recruit new distributors. The Company's net sales are directly dependent upon the efforts of these non-employee, independent distributors and future growth in sales volume will depend in large part upon the Company's success in increasing the number of new distributors and improving productivity of its distributors. Consequently, the loss of a key distributor or group of distributors, large turnovers or decreases in the size of the distributor force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new distributors and other related expenses may adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's ability to continue to attract and retain distributors can be affected by a number of factors, some of which are beyond the control of the Company, including:

     *  General business and economic conditions,
     *  Public perceptions about network marketing programs,
     * High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens, and
     * Public perceptions about the value and efficacy of nutritional, personal care or weight management products generally.

There can be no assurance that the Company will be able to continue to attract and retain distributors in numbers sufficient to sustain the Company's future growth or to maintain present growth levels, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company does not directly control the independent acts of its distributors. The Company's distributors are required to sign and adhere to the Company's Distributor Application and Agreement, which obligates them to abide by USANA policies and procedures. Although these policies and procedures prohibit distributors from making certain claims regarding the Company's products or income potential from the distribution of those products, distributors may from time to time create promotional materials or otherwise provide information that does not accurately describe the Company's marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of the Company's policies or applicable laws and regulations concerning these matters. Such violations may result in legal action by regulatory agencies. Future legal actions against distributors or others associated with the Company could lead to increased regulatory scrutiny of the Company and its network marketing system. The Company takes what it believes to be commercially reasonable steps to monitor distributor activities to guard against misrepresentation and other illegal or unethical conduct by distributors and to assure that the terms of its compensation plan are observed. There can be no assurance, however, that the Company's efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from such distributor activities can also make it more difficult for the Company to attract and retain distributors and may have an adverse effect on the Company's business, financial condition and results of operations.

     Network marketing is subject to intense government scrutiny and regulation. Network marketing systems such as the Company's are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than investment
in the sponsoring company.   In the United States, these laws and regulations
include the federal and state securities laws, the regulation of the offer and sale of franchises and business opportunities, regulations and statutes administered by the FTC and various state anti-pyramid and business opportunity laws that target direct selling businesses that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods or do not involve legitimate products. Similar laws govern the Company's activities in foreign countries where it presently has operations or may have operations in the future. The Company is subject to the risk that, in one or more of its present or future markets, its marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure by the Company to comply with these laws and regulations or such a prohibition could have a material adverse effect on the Company's business, financial condition and results of operations. Further the Company may simply be prohibited from distributing its products through a network-marketing channel in some foreign countries.

     The Company's business is subject to the effects of adverse publicity and negative public perception. The Company's ability to attract and retain distributors and to sustain and enhance sales through its distributors can be affected by adverse publicity or negative public perception regarding the Company or its competitors. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or the Company's products or ingredients specifically, and regulatory investigations of the Company or its competitors or other network marketing companies and their products, or distributor actions. There can be no assurance that the Company will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies heavily on its key management personnel. The Company depends on the services of its founder, Dr. Wentz, who serves as President, Chief Executive Officer and Chairman of the Board, and its other executive officers. Dr. Wentz is a highly visible spokesman for the Company and its products, and the Company believes its success depends in large part on the continued visibility and reputation of Dr. Wentz, which helps distinguish the Company from its competitors. Dr. Wentz is not a permanent resident of the United States and will likely spend no more than four months per year in the United States, however he intends to devote a majority of his time to the Company's business and expects to travel outside the United States to direct and promote the Company's international expansion. The loss or limitation of Dr. Wentz's services as the lead spokesman for the Company and its products, as a key developer of those products or as an executive officer of the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company's executive officers other than Dr. Wentz are primarily responsible for the Company's day-to-day operations, and the Company believes its success depends in part on its ability to retain its executive officers and to continue to attract additional qualified individuals to its management team. The Company does not maintain a key man life insurance policy on Dr. Wentz or any of its other officers, nor does it have an employment agreement with any of its officers other than Gilbert A. Fuller, Vice President of Finance and Chief Financial Officer. The loss or limitation of the services of any of the Company's executive officers or the inability of the Company to attract additional qualified management personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     The ownership of a significant amount of the Company's common stock gives Dr. Wentz effective control of the Company. Gull Holdings, Ltd., which is solely owned and controlled by Dr. Wentz, owns approximately 58% of the Company's common stock outstanding. Consequently, Dr. Wentz has effective control of the Company, including the ability to elect a majority of the Board of Directors of the Company. Similarly, Dr. Wentz is in a position to effectively control decisions to adopt, amend or repeal the Company's Articles of Incorporation and Bylaws and prevent a takeover of the Company by one or more third parties, or sell or otherwise transfer his stock to a third party, which could deprive the Company's stockholders of a premium that might otherwise be realized by them in connection with an acquisition of the Company.

     The products and manufacturing activities of the Company are subject to extensive government regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates the Company's products under the FDC Act and regulations promulgated thereunder. The Company's products also are subject to regulation by, among others, the Consumer Product Safety Commission, the United States Department of Agriculture and the EPA. Advertising and other forms of promotion and methods of marketing
of the Company's products under the FTC Act are regulated by the FTC.   Various
state and local agencies as well as those of each foreign country in which the Company distributes products also regulate the manufacture, labeling and advertising of the Company's products.

     Most of the Company's products generally are regulated as dietary supplements under the FDC Act and therefore are not subject to premarket approval by the FDA. However, these products are subject to extensive regulation by the FDA, including regulation under the FDC Act's adulteration and misbranding provisions. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe. The Company must notify the FDA in advance of placing on the market a product containing a new dietary ingredient (defined as an ingredient not marketed for use as a supplement before October 15, 1994) and must furnish adequate information to provide reasonable assurance of the ingredient's safety. Further, if the Company makes statements about a supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company must ensure that its product labels bear proper ingredient and nutritional labeling and the Company must manufacture its dietary supplements in accordance with current GMP's for foods. The FDA has issued an advance notice of proposed rulemaking to consider whether to develop specific GMP's for dietary supplements and dietary supplement ingredients. Such regulations, if promulgated, may be significantly more rigorous than current requirements and contain quality assurance requirements similar to GMP's for drug products. The FDA may remove a product from the market if it poses a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the intended use of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the agency would consider the product a drug and would require premarket approval of safety and effectiveness prior to its manufacture and distribution. To the extent that the intended use is a function of the claims made by the Company regarding a dietary supplement, relabeling of the product to remove the offending claims may be sufficient to avoid new drug status and/or compliance action by the FDA.

     Other products manufactured by the Company are regulated as cosmetics, OTC drugs, and medical devices. In general, the Company's cosmetic products are not subject to premarket approval. However, the FDA does regulate cosmetics under the FDC Act's adulteration and misbranding provisions. Cosmetics are also subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (e.g., are intended to treat or prevent disease or affect the structure or function of the body) are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of any OTC monograph that is applicable to a drug. Drug products not conforming to the monograph requirements for OTC drugs require an approved NDA before marketing. An NDA requires, among other things, one or more adequate and well-controlled clinical trials demonstrating the drug's safety and effectiveness before approval. The agency has not yet promulgated final monographs for some of the Company's products. If the agency finds that an OTC drug or ingredient of an OTC drug marketed by the Company is not generally recognized as safe and effective or does not include it in a final monograph applicable to an OTC drug, the Company would have to reformulate or cease marketing such a product until it is the subject of an approved NDA, or until such time, if ever, that the monograph is amended to include the Company's product. Whether or not an OTC drug conforms to a monograph or is subject to an approved NDA, such a drug must comply with other requirements under the FDC Act, including GMP's, labeling, and the FDC Act's misbranding and adulteration provisions.

     Both of the Company's medical device products as currently designed and marketed do not require premarket approval or clearance by the FDA. However, one of the Company's devices has been cleared for marketing under section 510(k) of the FDC Act. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed device before the agency will clear the device for marketing. In addition, modifications to the Company's marketed devices will require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include among other things registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

     Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products.

     The FTC regulates the advertising of the Company's products under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, which include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim would require only survey evidence.

     In recent years, the FTC has initiated numerous investigations of and actions against dietary supplement, weight loss, and cosmetic products and companies. If the FTC has reason to believe the law is being violated (e.g., the Company does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

     In markets outside the United States, prior to commencing operations or marketing its products, the Company may be required to obtain approvals, licenses or certifications from a country's ministry of health or comparable
agency.   For example, the Company's manufacturing facility has been registered with the FDA and the Canadian HPB and is certified by Australia's TGA. Approvals or licensing may be conditioned on reformulation of the Company's products or may be unavailable with respect to certain products or product ingredients. The Company must also comply with product labeling and packaging regulations that vary from country to country. These activities are also subject to regulation by various agencies or the countries in which the Company's products are sold.

     The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

     The Company's business expansion into foreign markets is subject to risks. The Company commenced operations in Australia and New Zealand in February 1998 and in the United Kingdom in November 1998. The Company believes that its ability to achieve future growth is dependent in part on its ability to continue its international expansion efforts. However, there can be no assurance that the Company will be able to grow in its existing international markets, enter new international markets on a timely basis or that such new markets will be profitable. The Company must overcome significant regulatory and legal barriers before it can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which the Company's products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, the Company may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. The Company may be required to reformulate certain of its products before commencing sales in a given country. Once the Company has entered a market, it must adhere to the regulatory and legal requirements of that market. No assurance can be given that the Company will be able to successfully reformulate its products in any of the Company's current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain and retain necessary permits and approvals or that it will have sufficient capital to finance its expansion efforts in a timely manner. In many market areas, network marketing companies other than the Company already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity such as the Company, or to make it more difficult for the Company to recruit qualified distributors. There can be no assurance that, even if the Company is able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system such as the Company's. The Company believes its future success will depend in part on its ability to seamlessly integrate its distributor compensation plan across all markets in which the Company's products are sold. There can be no assurance that the Company will be able to further develop and maintain a seamless compensation program.

       The Company's success depends on its ability to sustain and manage growth. The Company has experienced significant growth since 1993. The management challenges encountered by the Company as a result of this growth include a significant increase in the number of employees and distributors and the need to expand its facilities, acquire capital equipment and information technology systems to accommodate growth, add to and modify the Company's products, and expand into new markets. To effectively manage these and other changes resulting from growth, the Company may be required to continue to hire additional management changes resulting from growth, the Company may be required to continue to hire additional management and operations personnel and make additional expenditures to improve and to expand its operational, financial, information technology and management systems and its production capacity.
These requirements may significantly increase future operating expenses and reduce earnings. No assurance can be given that the Company's business will grow in the future or that the Company will be able to effectively manage future growth. The Company also believes that its future success will depend, in part, upon its ability to enhance its existing products and to develop new products. Therefore, the Company expects to continue to make significant investments in research and development. There can be no assurance that the Company will be able to improve its existing products or develop new products. Further, there can be no assurance that the Company's development of new or enhanced products will be introduced in a timely manner or accepted in the marketplace. Failure by the Company to develop or introduce enhanced or new products in a timely manner may have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, any failure by the Company to appropriately manage its growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     The increase in distributor incentives expense reduces profitability.
Since its inception, the Company generally has experienced increases, as a percentage of net sales, in the amount of distributor incentives, including commissions and leadership bonuses, paid to its distributors. From time to time the Company has changed its distributor compensation plan to better manage distributor incentives. For example, during the third quarter of 1997, the Company introduced a broad repricing strategy across its product lines, creating a spread between the price the distributor pays for the product and the sales volume point value associated with the product. At the same time, the Company changed its leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points. Management closely monitors the amount of distributor incentives paid as a percentage of net sales and may adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings. There can be no assurance that such changes or future changes to the distributor compensation plan or the Company's pricing structure will be successful in maintaining the level of distributor incentives expense as a percentage of net sales. Furthermore, such changes may make it difficult to recruit and retain qualified and motivated distributors.

     The Company relies on and is subject to risks associated with information technology systems. The Company's success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. The Company's information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain distributor and Preferred Customer records, accurately track purchases and distributor incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company recognizes the need to regularly upgrade its management information systems to most effectively manage its operations and distributor data base. In the first quarter of 1998, the Company commenced installation of a new ERP system. The ERP system replaces all of the Company's former resource planning systems except for the Company's custom-programmed Distributor System. The Company intends to introduce two new systems in 1999 that will replace the current Distributor System. Future changes to the distributor compensation plan may require modifications of these programs or acquisition of new software. There can be no assurance that the transition to the new software will be accomplished without interrupting the Company's business or that the new software will perform in accordance with expectations, and any such delay or failure of the system would have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company relies on the successful efforts of certain distributors. The Company's distributor compensation plan is designed to permit distributors to sponsor new distributors, creating multiple "business centers," or levels in the marketing structure. Sponsored distributors are referred to as "downline" distributors within the sponsoring distributor's "downline network." If these downline distributors in turn sponsor new distributors, additional business centers are created, with the new downline distributors becoming part of the original sponsor's downline network. As a result of this network marketing system, distributors develop business relationships with other distributors.
The Company believes its revenue is generated by thousands of distributors. However, the loss of a high-level sponsoring distributor, together with a group of leading distributors in that person's downline, or the loss of a significant number of distributors for any reason, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The business of the Company is subject to the risks associated with intense competition from larger, wealthier and more established competitors. The Company faces intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight
management items, and other nutritional products.   Numerous manufacturers,
distributors and retailers compete actively for consumers and, in the case of other network marketing companies, for distributors. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The Company competes by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the

Company and have greater financial resources and broader name recognition. The Company's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of such markets. The nutritional supplement market in which the Company's leading products compete is characterized by:

     * A large selection of essentially similar products that are difficult to differentiate,
     *  Retail consumer emphasis on value pricing,
     *  Constantly changing formulations based on evolving scientific research,
     * Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing outsourcing, low regulatory requirements, and ready access to large distribution channels, and
     * A lack of uniform standards regarding product ingredient source, potency, purity, absorption rate and form.

     Similar factors are also characteristic of products comprising the Company's other product lines. There can be no assurance that the Company will be able to compete in this intensely competitive environment. In addition, nutrition, personal care and weight management products can be purchased in a wide variety of channels of distribution including retail stores. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other companies. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

     The Company is also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and existing distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

     The Company believes that the leading network marketing company in terms of global sales is Amway Corporation and its affiliates and that Avon Products is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Herbalife International, Inc., Nature's Sunshine Products, Inc., Rexall Sundown, Inc. and its direct selling division Rexall Showcase International, Inc., Twinlab Corporation, Shaklee Corporation and NuSkin International, Inc. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.

     The Company's foreign expansion subjects it to the increased expense and risks associated with foreign duties and import restrictions. At present, most of the Company's products are manufactured in the United States and are exported to the countries in which they ultimately are sold. The countries in which the Company operates may impose various legal restrictions on imports. In most cases, permits or licenses are required to import particular types of goods, including products of the type sold by the Company. Duties of varying amounts are imposed based on the values or quantities of the goods imported. In certain countries and jurisdictions, nutritional and other products are subject to significant import duties. Certain products that the Company exports from the United States, notably products in the personal care line are subject to foreign health and safety regulations. Certain nutritional products may also be subject to governmental regulations regarding food and drugs, which regulations may limit the Company's ability to sell some of its products in some countries and jurisdictions. To date, the Company has not experienced any difficulty in obtaining or maintaining import licenses, but there can be no assurance that it will be able to maintain these licenses or obtain the necessary licenses to enter new markets. In addition, new regulations may be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company's business, financial condition and results of operations. Duties on imports could be changed in a manner that would be materially adverse to the Company's sales and its competitive position compared to locally produced goods. In addition, import restrictions in certain countries and jurisdictions may prevent the importation of U.S.-manufactured products altogether.

     Foreign operations are affected by taxation and transfer pricing considerations. The Company's principal domicile is the United States, where it is incorporated. Sales in the Company's three primary markets, the United States, Canada and Australia/New Zealand, during fiscal year 1998 represented 57.5%, 26.9% and 15.3%, respectively, of net sales. The Company is subject to taxation in the United States at an effective rate of approximately 39%. In addition, the Company's Canadian subsidiary is subject to taxation in Canada at an effective rate of approximately 45%. Tax rates applicable to operations in
New Zealand and Australia are approximately 36% and 33%, respectively.   Under
tax treaties, the Company is eligible to receive foreign tax credits in the United States for taxes actually paid abroad. As the Company's operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to the Company, resulting in the Company's paying a higher overall effective tax rate on its worldwide operations. The Company has adopted transfer pricing agreements with its subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the Company for product purchases, management services and contractual obligations such as the payment of distributor incentives. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in the Company's transfer pricing practices, the Company could become subject to higher
taxes and its earnings would be adversely affected.   The Company believes that
it operates in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

     Foreign operations are affected by exchange rate fluctuations.   Sales
outside of the United States represented 12.3%, 21.1%, 30.8% and 42.5% of the Company's net sales in 1995, 1996, 1997, and 1998, respectively. The Company intends to continue to expand its foreign operations, exposing the Company to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where it has operations. Since a significant portion of the Company's sales are in foreign countries, exchange rate fluctuations may have a significant effect on the Company's sales and gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which the
Company and foreign competitors sell their products in the same market.   As the
Company's business expands outside the United States, an increasing share of its net sales and cost of sales will be transacted in currencies other than the U.S. dollar. Accounting practices require that the Company's non-U.S. sales and selling, general and administrative expenses be converted to U.S. dollars for reporting purposes. Consequently, the reported net earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases from the Company by its foreign subsidiaries are transacted in U.S. dollars. As operations expand in countries where foreign currency transactions may be made, the Company's operating results will be increasingly subject to the risks of exchange rate fluctuations and the Company may not be able to accurately estimate the impact of such changes on its future business, product pricing, results of operations or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect the Company's sales to customers outside the United States. The Company enters into forward foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. The Company generally does not use derivative instruments to manage currency fluctuations. There can be no assurance that such hedging transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations. Such adverse effects would also adversely affect the Company's business, financial condition and results of operations.

       Growth of the Company's business subjects it to risks relating to expansion of facilities. The Company believes its long-term competitive position depends in part on its ability to increase its manufacturing capacity. The Company expects it will be necessary to expand its manufacturing capacity, administrative offices and warehouse facilities in 1999. The failure of the Company to complete the expansion on schedule and under budget could have a material adverse effect on its business, financial condition and results of operations.

     The Company's business may be affected by risks associated with the Year 2000. Since its inception, the Company has attempted to leverage technology, including increasingly sophisticated computer hardware and software, in managing its business and operations. The Company also relies on third parties to facilitate its business. For example, these vendors include:

     * Telecommunications providers on whom the Company must rely for its call center operations,
     * Public utilities that provide electrical power and other utilities needed in the Company's operations,
     * Major credit card companies that process the vast majority of payments for the Company's products,
     * Major shipping companies located in the United States, Canada and elsewhere through which the Company ships its products to distributors,
     * Financial institutions that provide commercial banking and other financial services to the Company, and
     *  The Nasdaq Stock Market, on which the Company's common stock is traded.

Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting a Year 2000 problem on a large mainframe or network application can be difficult and expensive. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company is in the process of insuring that all of its internal computer systems are Year 2000 compliant. Independent of those efforts, the Company determined in late 1997 that the purchase and installation of an integrated ERP could achieve overall efficiencies. The ERP system will replace all of the Company's existing resource planning systems except for the Company's Distributor System. The Company has commenced installation of the ERP system through a third-party provider of software and consulting services, and expects the installation to be complete no later than the second quarter of fiscal 1999. The third-party vendor of the ERP system has represented to the Company that the Information Technology Association of America certifies the ERP system as Year 2000 compliant. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. While the Company believes its current Distributor System is Year 2000 compliant, it expects to replace the Distributor System with two new applications in 1999. These applications are also expected to be Year 2000 compliant as certified by the vendors of the systems. There can be no assurance that the transition to these new software systems will be accomplished in a timely manner or that they will in fact be Year 2000 compliant.

     With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they
become Year 2000 compliant.   The Company is not aware of any Year 2000 issues
that have been encountered by any such third party, which it believes could materially affect the Company's operations. However, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company depends on outside suppliers for raw materials. The Company acquires all of its raw materials for the manufacture of its products from third-party suppliers. Normally, materials used in manufacturing the Company's products are purchased on account or by purchase order. The Company has very few long-term agreements for the supply of such materials. There is a risk that any of the Company's suppliers or manufacturers could discontinue selling their
products to the Company.   Although the Company believes that it could establish
alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. For example, since the fourth quarter of fiscal year 1996 and continuing intermittently during 1997 and 1998, the Company experienced difficulty in obtaining sufficient quantities of natural Vitamin E powder, an ingredient required for the manufacture of several of its products. As a consequence, the Company was required to alter its products and to substitute different products from another source. In addition, the Company relies on third-party manufacturers for several of its products, including its food bars and drink mixes. The Company has in the past discontinued or temporarily stopped sales of certain products manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control, including weather, crop conditions, transportation interruptions, strikes by supplier employees and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Future acquisitions, if any, by the Company would be subject to certain risks. The Company has not completed any acquisitions to date, but it may pursue acquisitions in the future as a part of its business strategy. Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the Company's management attention from other aspects of the Company's business, the risks associated with entering geographic and product markets where the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. Future acquisitions would likely require the Company to obtain additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may be dilutive to the Company's stockholders. In addition, to the extent the Company has outstanding indebtedness under the Company's credit facility or is required to incur indebtedness thereunder to consummate an acquisition, the consent of the lender under the credit facility may be required prior to such acquisition. Additionally, the Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company or that the Company will be able to obtain financing or otherwise consummate any future acquisitions.

        Nutritional supplement products may be supported by only limited availability of conclusive clinical studies. The Company's products include nutritional supplements that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption. Some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. The Company conducts research tests the formulation and production of its products, but the Company has performed or sponsored only limited clinical studies. Furthermore, because the Company is highly dependent on consumers' perception of the efficacy, safety and quality of its products, as well as similar products distributed by other companies, the Company could be adversely affected in the event such products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of the Company's products or similar products.

        Manufacturers such as the Company may be subject to product liability claims. As a manufacturer and distributor of products for human consumption and topical application, the Company could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of such products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, the Company has not been party to any product liability litigation, although certain individuals have asserted that they have suffered adverse consequences as a result of using the Company's nutritional products. These matters historically have been settled to the satisfaction of the Company and have not to date resulted in material payments by the Company. The Company is aware of no instance in which any of its products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate or that it will be able to maintain adequate insurance coverage.

        The Company is subject to risks associated with general economic conditions. USANA's products are priced at a premium compared to most nutritional, personal care and weight management products that are readily available at retail outlets. A recession in the general economy or a decline in consumer spending could have a material adverse effect on the Company's business, financial condition and results of operations.

        There is no assurance of future industry growth. Market data referred to in this Report regarding the size and projected growth rates of the market for nutritional supplements generally indicate that this market is large and growing. However, there can be no assurance that such market is as large as reported or that such projected growth will occur or continue. Market data and projections such as those presented in this Report are inherently uncertain, subject to change and generally not available for 1997 and 1998. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. An adverse change in size or growth rate of the market for nutritional supplements is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's business is subject to particular intellectual property risks. The Company owns no patents, has filed no patent applications and does not intend in the immediate future to file a patent application covering any of the formulations of its nutritional or other products. The labeling regulations governing the Company's nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical, if not impossible, given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, the Company maintains an active research and development program that is devoted to developing better, purer and more effective formulations of its nutritional products. The Company protects its investment in research, as well as the techniques it uses to improve the purity and effectiveness of its products by relying on trade secret laws, although it has not to date entered into confidentiality agreements with certain of its employees involved in research and development activities. Additionally, the Company endeavors to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for its products, which protection has been sought in the United States, Canada and many of the other countries in which the Company is either presently operating or plans to commence operations in the near future. The Company's research and development efforts may at some future time result in patentable products, in which case patents would be sought; however, no assurance can be given that patents would be obtained. Notwithstanding the Company's efforts as described above, there can be no assurance that such efforts to protect its trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against the Company for infringement of the proprietary rights of others. If an infringement claim is asserted, the Company may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis or terminate its manufacturing and marketing of its products alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and operating results. For example, since 1996 the Company has been engaged in defending litigation involving, among other things, claims of patent infringement relating to a key ingredient in one of its most popular products. Although the Company disputes the claims of the plaintiff in this case, the litigation has continued for more than two years and the Company has expended approximately $150,000 in its defense of such claims. An adverse ruling in the case could have materially adverse effects on the business,
financial condition and results of operations of the Company.   Production of
the Company's products has not ever been adversely affected by the unavailability of raw materials as a result of infringement or other similar claims or royalty claims from third parties. There can be no assurance, however, that such third-party claims will not in the future adversely affect the Company's business, financial condition and results of operations.

        The Company's manufacturing activity is subject to certain risks. The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Salt Lake City, Utah. The operation of a nutritional supplement manufacturing facility involves many risks, including power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at the Company's facility would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials. The Company's manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on its business, financial condition and results of operations. Environmental laws and regulations require the Company to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in its processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require the Company to halt one or more portions of its operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's stock price is subject to volatility. The trading price of the common stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the nutritional supplement industry or other events or factors, many of which are beyond the Company's control. The Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the common stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations which have particularly affected the market prices of many nutritional supplement companies and network marketing companies and which often have been unrelated to the operating performance of such companies. Moreover, the Company's common stock may be even more prone to volatility than the securities of other businesses in similar industries in light of the relatively small number of shares of common stock not held by affiliates. Given such a relatively small "public float," there can be no assurance that the prevailing market prices of common stock will not be artificially inflated or deflated by trading even on relatively small amounts of common stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information for this Item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this Form:

          1.   Financial Statements

               Report of Independent Auditors                           F-1
               Consolidated Balance Sheets                              F-3
               Consolidated Statements of Earnings                      F-4
               Consolidated Statements of Stockholders' Equity          F-5
               Consolidated Statements of Cash Flows                    F-6
               Notes to the Consolidated Financial Statements           F-8

          2.   Supplementary Data

               Quarterly Financial Data (unaudited) (included in the Notes to the Consolidated Financial Statements)

          3. Financial Statement Schedules. [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

          4.   Exhibits.

                                   Form 10-K
                        For Year Ended January 2, 1999
                                 Exhibit Index

Exhibit
Number   Description
------   -----------

 3.1 Articles of Incorporation [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective
         April 16, 1993]

 3.2 Bylaws [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

 4.1 Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1 Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank ("Seafirst Bank") and the Company [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.2 Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.3 Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.4 Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

11.1 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

22.1     Subsidiaries of the Company

27.1     Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of April, 1998:

                                        USANA, INC.


                                        By:____________________________________
                                                   Myron W. Wentz, PhD,
                                                  President and Chairman

Date:  March 26, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Myron W. Wentz
---------------------------------------                          March 26, 1999
Myron W. Wentz, PhD,Chairman, President                               Date
(Principal Executive Officer)

/s/ Ronald S. Poelman
---------------------------------------                          March 26, 1999
Ronald S. Poelman, Director                                           Date

/s/ Robert Anciaux
---------------------------------------                          March 26, 1999
Robert Anciaux, Director                                              Date

/s/ Ned M. Weinshenker
---------------------------------------                          March 26, 1999
Ned M. Weinshenker, PhD, Director                                     Date

/s/ David A. Wentz
---------------------------------------                          March 26, 1999
David A. Wentz, Director                                              Date

/s/ Gilbert A. Fuller
---------------------------------------                          March 26, 1999
Gilbert A. Fuller, Vice President                                     Date
And Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

                          USANA, INC. AND SUBSIDIARIES


                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


            DECEMBER 28, 1996, DECEMBER 27, 1997 AND JANUARY 2, 1999

                                C O N T E N T S


                                                     Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS    F-1

CONSOLIDATED FINANCIAL STATEMENTS
  BALANCE SHEETS                                      F-3
  STATEMENTS OF EARNINGS                              F-4
  STATEMENT OF STOCKHOLDERS' EQUITY                   F-5
  STATEMENTS OF CASH FLOWS                            F-6
  NOTES TO FINANCIAL STATEMENTS                       F-8

                             REPORT OF INDEPENDENT
                             ---------------------
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------



Board of Directors and Stockholders
USANA, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of USANA, Inc. and Subsidiaries (the Company) as of December 27, 1997 and January 2, 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA, Inc. and Subsidiaries as of December 27, 1997 and

January 2, 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
----------------------
Salt Lake City, Utah
February 5, 1999

                       CONSOLIDATED FINANCIAL STATEMENTS

                          USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                             December 27,        January 2,
                                                                                 1997               1999
                                                                          ----------------    ---------------
Assets
Current Assets
 Cash and cash equivalents                                                $          2,608    $         2,617
 Accounts receivable, net (Notes D and E)                                               98                294
 Current maturities of notes receivable (Note D)                                        30                547
 Inventories, net (Notes B and E)                                                    6,516             10,543
 Prepaid expenses                                                                      595              1,146
 Deferred income taxes (Note G)                                                        856              1,233
 Other current assets                                                                  570                766
                                                                          ----------------    ---------------
      Total current assets                                                          11,273             17,146
Property and Equipment, net (Notes C and E)                                         15,004             22,751
Notes Receivable, less current maturities (Note D)                                      16                  5
Other Assets                                                                            76                 55
                                                                          ----------------    ---------------
                                                                          $         26,369    $        39,957
                                                                          ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                                         $          3,212     $         4,211
 Other current liabilities (Note F)                                                  3,492               4,505
                                                                          ----------------     ---------------
      Total current liabilities                                                      6,704               8,716
Deferred Income Taxes (Note G)                                                         407                 624
Commitments and Contingencies (Note I)                                                   -                   -
Stockholders' Equity (Notes J and M)
 Common stock, no par value; authorized 50,000 shares; issued and outstanding 12,812 shares at December 27, 1997 and 13,047 shares at
  January 2, 1999                                                                    7,167               9,131
 Accumulated other comprehensive loss                                                  (80)               (182)
 Retained earnings                                                                  12,171              21,668
                                                                          ----------------     ---------------
      Total stockholders' equity                                                    19,258              30,617
                                                                          ----------------     ---------------
                                                                          $         26,369     $        39,957
                                                                          ================     ===============

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    (in thousands, except per share amounts)

                                                                                          Year ended
                                                               -------------------------------------------------------------
                                                                   December 28,          December 27,         January 2,
                                                                       1996                  1997                 1999
                                                               -----------------       ---------------       ---------------
Net sales                                                     $         56,700      $         85,205      $       121,558
Cost of sales                                                           11,596                17,852               25,279
                                                                 ---------------       ---------------       --------------

 Gross profit                                                           45,104                67,353               96,279
Operating expenses
 Distributor incentives                                                 25,890                39,536               54,408
 Selling, general and administrative                                    10,515                16,040               25,284
 Research and development                                                  798                 1,245                1,362
                                                                 ---------------       ---------------       --------------

      Total operating expenses                                          37,203                56,821               81,054
                                                                 ---------------       ---------------       --------------
Earnings from operations                                                 7,901                10,532               15,225
                                                                 ---------------       ---------------       --------------
Other income (expense)
 Interest income                                                           165                   157                  259
 Interest expense                                                          (7)                  (16)                  (8)
 Other, net                                                                 89                    25                 (73)
                                                                 ---------------       ---------------       --------------
      Total other income (expense)                                         247                   166                  178
                                                                 ---------------       ---------------       --------------
Earnings before income taxes                                             8,148                10,698               15,403
Income taxes (Note G)                                                    3,113                 4,116                5,906
                                                                 ---------------       ---------------       --------------
 Net earnings                                                 $          5,035      $          6,582      $         9,497
                                                                 ===============       ===============       ==============
Earnings per share (Note M)
 Earnings per share - basic                                   $           0.40      $           0.52      $          0.73
                                                                 ===============       ===============       ==============
 Weighted average shares outstanding - basic                            12,627                12,741               12,937
                                                                 ===============       ===============       ==============
 Earnings per share -diluted                                  $           0.38      $           0.49      $          0.68
                                                                 ===============       ===============       ==============
 Weighted average shares outstanding - diluted                          13,326                13,319               13,929
                                                                 ===============       ===============       ==============

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                Years ended December 28, 1996, December 27, 1997
                              and January 2, 1999

                                 (in thousands)


                                                                                        Accumulated
                                                                                           other
                                               Common stock           Retained         comprehensive
                                        Shares            Amount      earnings          income/loss             Total
                                        ------          ----------    ---------        -------------         --------------
Balance at January 1, 1996              12,560          $    6,005    $     554        $        (4)          $        6,555

Comprehensive income
 Net earnings for the year                   -                   -        5,035                  -                    5,035
 Foreign currency translation adjustment     -                   -            -                 14                       14
                                                                                                             --------------
   Comprehensive income                                                                                               5,049

Common stock issued under stock option
 plan, including tax benefit of $592       142                 764            -                  -                      764
                                        ------          ----------    ---------        -------------         --------------
Balance at December 28, 1996            12,702               6,769        5,589                 10                   12,368
Comprehensive income
 Net earnings for the year                   -                   -        6,582                  -                    6,582
 Foreign currency translation adjustment     -                   -            -                (90)                     (90)
                                                                                                             --------------
   Comprehensive income                                                                                               6,492

Common stock issued under stock option
 plan, including tax benefit of $232       110                 398            -                  -                      398
                                        ------          ----------    ---------        -------------         --------------
Balance at December 27, 1997            12,812               7,167       12,171                (80)                  19,258

Comprehensive income
 Net earnings for the year                   -                   -        9,497                  -                    9,497
 Foreign currency translation adjustment     -                   -            -               (102)                    (102)
                                                                                                             --------------
   Comprehensive income                                                                                               9,395

Common stock issued under stock option
 plan, including tax benefit of $816       235               1,964            -                  -                    1,964
                                        ------          ----------    ---------        -------------         --------------
Balance at January 2, 1999              13,047          $    9,131    $  21,668        $      (182)          $       30,617
                                        ======          ==========    =========        =============         ==============

         The accompanying notes are an integral part of this statement.

                          USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                    Year ended
                                                               ---------------------------------------------------
                                                               December 28,        December 27,        January 2,
                                                                   1996                1997             1999
                                                              ---------------     ---------------     ------------
Increase in cash and cash equivalents
 Cash flows from operating activities
   Net earnings                                               $         5,035     $         6,582     $      9,497
   Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Depreciation and amortization                                       922               2,216            3,377
      (Gain) loss on sale of property and equipment                       (69)                  -               30
      Provision for doubtful accounts                                      (2)                139              307
      Provision for inventory obsolescence                                  -                 220              792
      Deferred income taxes                                              (111)               (217)            (160)
      Changes in assets and liabilities
        Accounts receivables                                              (42)               (182)            (494)
        Income taxes receivable                                          (405)                405                -
        Inventories                                                    (4,272)               (336)          (4,988)
        Prepaid expenses and other assets                                (938)             (1,617)            (596)
        Accounts payable                                                3,499              (1,497)           1,014
        Other current liabilities                                         621               1,351            1,869
                                                              ---------------     ---------------     ------------
          Total adjustments                                              (797)                482            1,151
                                                              ---------------     ---------------     ------------
          Net cash provided by
          operating activities                                          4,238               7,064           10,648
                                                              ---------------     ---------------     ------------

 Cash flows from investing activities
   Receipts on notes receivable                                            13                  27               30
   Increase in notes receivable                                           (86)                  -             (536)
   Purchase of property and equipment                                  (7,801)             (5,299)         (11,273)
   Proceeds from sale of property and equipment                           120               1,110               86
                                                              ---------------     ---------------     ------------
          Net cash used in
          investing activities                                         (7,754)             (4,162)         (11,693)
                                                              ---------------     ---------------     ------------

                                  (Continued)

                          USANA, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                                                    Year ended
                                                              ----------------------------------------------------
                                                               December 28,        December 27,        January 2,
                                                                   1996                1997             1999
                                                              ---------------     ---------------     ------------
 Cash flows from financing activities
   Principal payments of long-term obligations                            (15)                  -                -
   Net proceeds from sale of common stock                                 171                 166            1,148
   Increase (decrease) in line of credit                                1,500              (1,500)               -
                                                              ---------------     ---------------     ------------
          Net cash provided by (used in)
          financing activities                                          1,656              (1,334)           1,148
Effect of exchange rate changes on cash                                    14                 (90)             (94)
                                                              ---------------     ---------------     ------------

          Net increase (decrease) in cash and cash                     (1,846)              1,478                9
           equivalents
Cash and cash equivalents at beginning of year                          2,976               1,130            2,608
                                                              ---------------     ---------------     ------------
Cash and cash equivalents at end of year                      $         1,130     $         2,608     $      2,617
                                                              ===============     ===============     ============
Supplemental disclosures of cash flow information
Cash paid during the year for
 Interest                                                     $            23     $            16     $          8
 Income taxes                                                           4,375               3,889            5,506

        The accompanying notes are an integral part of these statements.

                         USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

   1. Financial statement presentation
      --------------------------------

   The accounting and reporting policies of USANA, Inc. and Subsidiaries (the Company) conform with generally accepted accounting principles and with general practices in the manufacturing industry.

   2. Principles of consolidation
      ---------------------------

   The consolidated financial statements include the accounts and operations of USANA, Inc. and its wholly-owned subsidiaries, USANA Canada Co., USANA Australia Pty, Ltd., USANA New Zealand Limited, USANA (UK) Limited, and USANA Trading Company, Inc. USANA, Inc. was incorporated in July of 1992 under the laws of the State of Utah. USANA Canada, Inc. was incorporated and began operations in February of 1995. USANA Australia Pty, Ltd., and USANA New Zealand Limited were incorporated in March of 1997, USANA Trading Company, Inc. was incorporated in September of 1997 and USANA (UK) Limited was incorporated in August of 1998. These last four subsidiaries had no operations in 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

   3.  Business activity
       -----------------

   The Company develops and manufactures nutritional, personal care and weight management products which are sold through a direct selling marketing system throughout the United States and Canada. Direct selling in Australia, New Zealand, and the United Kingdom began in 1998.

   4.  Fiscal year
       -----------

   The Company operates on a 52-53 week year, ending on the Saturday nearest to December 31. The year ended January 2, 1999 (1998) consisted of 53 weeks and the year ended December 27, 1997 (1997) consisted of 52 weeks. The year ended December 28, 1996, (1996) was the first year to end on a 52-53 week basis but began on January 1, 1996.

                         USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   5.  Cash and cash equivalents
       -------------------------

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

   6.  Internal software development costs
       -----------------------------------

   Software development costs for internally used software are capitalized beginning when adequate funds are committed and technological feasibility for the project is established up to the time the product is ready for use. Amortization of the capitalized costs begins when the software is ready for its intended use and after substantially all tests to determine whether the software is operational have been completed.

   7. Inventories
      -----------

   Inventories are stated at the lower of cost or market using the first-in, first-out method.

   8. Depreciation and amortization
      -----------------------------

   Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.


   9. Revenue recognition and deferred revenue
      ----------------------------------------

   The Company receives payment for the sales price of its products at the time orders are made by a distributor or Preferred Customer. Sales are recorded when the product is shipped and title passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.

                         USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   10.  Income taxes
        ------------

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

   11.  Product return policy
        ---------------------

   Returned product that is unused and resalable will be refunded at 100 percent of sales price to the distributor less a 10 percent restocking fee up to one year from the date of purchase. Returned product that was damaged during shipment to the distributor is 100 percent refundable. Return of product other than that which was damaged at the time of receipt by the distributor constitutes potential cancellation of the distributorship. Product returns have not been significant.

   12.  Research and development
        ------------------------

   Research and development costs have been charged to expense as incurred.

   13.  Earnings per share
        ------------------

   Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include stock options granted. Weighted average shares outstanding reflect a two-for-one stock split effective August 3, 1998.

   14.  Fair value of financial instruments
        -----------------------------------

   The carrying value of the Company's cash and cash equivalents, notes receivable, accounts receivable, payables and line of credit approximate carrying values due to the short-term maturity of the instruments.

   15.  Translation of foreign currencies
        ---------------------------------

   The foreign subsidiaries' asset and liability accounts, which are originally recorded in the appropriate local currency, are translated for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the period. Foreign currency translation adjustments are accumulated as a component of comprehensive income.

                         USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   16.  Common stock
        ------------

   The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock. No charges are reflected in the consolidated statements of earnings as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in the common stock amount. Common stock and stock options have been adjusted to reflect a two-for-one stock split effective August 3, 1998.

   17.  Certain reclassifications
        -------------------------

   Certain nonmaterial reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.


   18.  Segment information
        -------------------

   The Company's operations involve a single industry segment, the development, manufacturing and distribution of nutritional, personal care and weight management products. The Company operates in various geographic segments.
   No distributor accounted for more than ten percent of net sales for the years ended December 28, 1996, December 27, 1997 and January 2, 1999.

   19.  Recently issued accounting pronouncements not yet adopted
        ---------------------------------------------------------

   The FASB recently issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet evaluated the impact of SFAS 133 on its financial statements.

   20.  Use of estimates
        ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   21.  Foreign currency contracts
        --------------------------

   Gains and losses on forward and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset; or liability, or identifiable foreign currency firm commitment. Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on the fair market value of the contracts.


NOTE B - INVENTORIES

   Inventories consist of the following:

                                                                          December 27,       January 2,
                                                                              1997              1999
                                                                        ---------------    ------------
Raw materials                                                           $         2,313    $      3,043
Work in progress                                                                    904           1,534
Finished goods                                                                    3,519           6,592
                                                                        ---------------    ------------
                                                                                  6,736          11,169
Less allowance for inventory obsolescence
                                                                                    220             626
                                                                        ---------------    ------------
                                                                        $         6,516    $     10,543
                                                                        ===============    ============

   The history of allowance for inventory obsolescence is as follows:


                                                                          Year ended
                                                     --------------------------------------------------
                                                       December 28,       December 27,       January 2,
                                                           1996               1997              1999
                                                     ---------------    ---------------    ------------
Balance at beginning of year                         $             -    $             -    $        220
Provisions                                                         -                220             792
Write-offs                                                         -                  -             386
                                                     ---------------    ---------------    ------------
Balance at end of year                               $             -    $           220    $        626
                                                     ===============    ===============    ============

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE C - PROPERTY AND EQUIPMENT

   Cost of property and equipment and their estimated useful lives is as follows:


                                                                        December 27,       January 2,
                                                           Years            1997              1999
                                                        ----------    ---------------    ------------

Building                                                        40    $         5,437    $      7,414
Laboratory and production equipment                            5-7              1,480           2,697
Computer equipment and software                                3-5              5,809          11,075
Furniture and fixtures                                         3-5              1,313           2,024
Automobiles                                                    3-5                321             320
Leasehold improvements                                         3-5                 86             461
Land improvements                                               15                289             542
                                                                      ---------------    ------------
                                                                               14,735          24,533
Less accumulated depreciation and amortization                                  2,597           5,681
                                                                      ---------------    ------------
                                                                               12,138          18,852
Land                                                                            1,773           2,548
Deposits and projects in process                                                1,093           1,351
                                                                      ---------------    ------------
                                                                      $        15,004    $     22,751
                                                                      ===============    ============



NOTE D - RECEIVABLES

   Accounts receivable consist of the following:

                                                                       December 27,       January 2,
                                                                           1997              1999
                                                                     ---------------    ------------

Trade receivables                                                    $           231    $        306
Other receivables                                                                  6             236
                                                                     ---------------    ------------
                                                                                 237             542
Less allowance for doubtful accounts                                             139             248
                                                                     ---------------    ------------
                                                                     $            98    $        294
                                                                     ===============    ============

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE D - RECEIVABLES - CONTINUED

   The history of the allowance for doubtful accounts is as follows:

                                                                       Year ended
                                                  --------------------------------------------------
                                                    December 28,       December 27,       January 2,
                                                        1996               1997              1999
                                                  ---------------    ---------------    ------------
Balance at beginning of year                      $             2    $             -    $        139
Provisions                                                      -                139             307
Write-offs                                                      2                  -             198
                                                  ---------------    ---------------    ------------
Balance at end of year                            $             -    $           139    $        248
                                                  ===============    ===============    ============

   Notes receivable consists of the following:

                                                                     December 27,       January 2,
                                                                         1997              1999
                                                                   ---------------    ------------

10% note receivable from a company, due over three years,
 collateralized by equipment                                       $            46    $         16

7.75% note receivable from a officer/stockholder of the
 Company, unsecured, payable on demand (Note H)                                  -             531

Non-interest bearing note receivable from an employee of the
 Company, unsecured, due over two years                                          -               5
                                                                   ---------------    ------------
                                                                                46             552
Less current maturities                                                         30             547
                                                                   ---------------    ------------
                                                                   $            16    $          5
                                                                   ===============    ============



NOTE E - LINE OF CREDIT

   At January 2, 1999, the Company had a $5 million line of credit with a bank expiring in May 1999. The interest rate is computed at the bank's prime rate, or at the option of the Company, at the LIBOR base rate plus 2.25 percent. Certain receivables, inventories, and equipment collateralize the line of credit. The line of credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. There were no outstanding balances at December 27, 1997 or January 2, 1999.

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE F - OTHER CURRENT LIABILITIES

   Other current liabilities consist of the following:

                                                                              December 27,       January 2,
                                                                                  1997              1999
                                                                            ---------------    ------------
Accrued compensation                                                        $           763    $        964
Distributor incentives                                                                  685           1,140
Income taxes                                                                            729             429
Sales taxes                                                                             658             845
Deferred revenue                                                                        165              34
All other                                                                               492           1,093
                                                                            ---------------    ------------
                                                                            $         3,492    $      4,505
                                                                            ===============    ============

NOTE G - DEFERRED INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                                                               Year ended
                                                         ----------------------------------------------------
                                                            December 28,        December 27,       January 2,
                                                                1996                1997              1999
                                                         ---------------     ---------------     ------------
Current
 Federal and State                                       $         3,114     $         3,866     $      5,343
 Foreign                                                             110                 467              723
                                                         ---------------     ---------------     ------------
                                                                   3,224               4,333            6,066
Deferred
 Federal and State                                                  (111)               (217)            (152)
 Foreign                                                               -                   -               (8)
                                                         ---------------     ---------------     ------------
                                                         $         3,113     $         4,116     $      5,906
                                                         ===============     ===============     ============

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE G - DEFERRED INCOME TAXES - CONTINUED

   The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent for 1996 and 1997 and 35 percent for 1998 is as follows:

                                                                           Year ended
                                                      --------------------------------------------------
                                                        December 28,       December 27,       January 2,
                                                            1996               1997              1999
                                                      ---------------    ---------------    ------------

Federal income taxes at statutory rate                $         2,770    $         3,637    $      5,391
State income taxes, net of federal
tax benefit                                                       269                369             517
Difference between U.S. statutory rate and
 foreign rate                                                      26                110             141

All other                                                          48                  -            (143)
                                                      ---------------    ---------------    ------------
                                                      $         3,113    $         4,116    $      5,906
                                                      ===============    ===============    ============

   Deferred tax assets and liabilities consist of the following:

                                                                         December 27,       January 2,
                                                                             1997              1999
                                                                      ---------------     ------------

Deferred tax assets
 Inventory capitalization                                             $           415     $        290
 Intercompany sales                                                               220              929
 All other                                                                        221               14
                                                                      ---------------     ------------
                                                                      $           856     $      1,233
                                                                      ===============     ============
Deferred tax liabilities
 Accumulated depreciation                                                        (310)            (358)
 All other                                                                        (97)            (266)
                                                                      ---------------     ------------
                                                                      $          (407)    $       (624)
                                                                      ===============     ============



NOTE H - RELATED PARTY TRANSACTIONS

   During fiscal 1998, the Company purchased certain assets and incurred certain expenses on behalf of the Company's President and CEO. In consideration of these purchases the President and CEO has promised to pay to the Company, on demand, the principal amount of $531 plus interest at 7.75 percent per annum (Note D).

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE I - COMMITMENTS AND CONTINGENCIES

   1. Operating leases
      ----------------

   The Company currently conducts its Canadian, Australian and New Zealand operations in leased facilities. Each of the lease agreements are noncancelable operating leases and expire through 2003. The Company utilizes equipment under a noncancelable operating lease expiring in 1999. The minimum rental commitments under operating leases at January 2, 1999 are as follows:

          Fiscal year ending December
          ---------------------------
          1999                                                         $    336
          2000                                                              258
          2001                                                              210
          2002                                                              187
          2003                                                               16
          Thereafter                                                          -
                                                                        -------
                                                                       $  1,007
                                                                        =======

   The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. The total rent expense for the years ended December 28, 1996, December 27, 1997 and January 2, 1999 was approximately $232, $373, and $657.

   2. Contingencies
      -------------

   The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

   3.  Employee Benefit Plan
       ---------------------

   The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of $.50 on each $1.00 of contribution up to 6 percent of the participating employees compensation. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest at 20 percent per year beginning with the second year. Total contributions by the Company to the plan for the years ended December 28, 1996, December 27, 1997, and January 2, 1999 were $33, $133, and $172, respectively.

   4.  Foreign currency contracts
       --------------------------

   In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at January 2, 1999. These contracts help the Company manage currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments.

   At January 2, 1999, the Company had approximately $119 recorded in unamortized option contracts. Total open foreign currency forward exchange contracts at January 2, 1999, are described in the table below:

                                                                   Contract Amount
                                                  ----------------------------------------------
                                                      Foreign                         Maturities
                                                      currency          U.S.         (in months)
                                                  -------------    ------------    -------------

Canadian Dollar                                   $       1,600    $      1,048           9
Australian Dollar                                 $       2,400    $      1,488           9
New Zealand Dollar                                $         600    $        309           9
British Pound                                   Pound     1,875    $      3,049           8

NOTE J - STOCK OPTIONS

   On June 23, 1998, the Company's Board of Directors approved the combination of the 1995 Long-term Stock Investment and Incentive Plan and the 1995 Directors' Stock Option Plan without increasing the aggregate number of shares available for issuance under the combined plans. The Amended and Restated Long-Term Stock Investment and Incentive Plan (the Plan) reserved 4,000 shares under the Plan. Accordingly, the Board of Directors has approved the granting of options under the Plan as follows:

   As of January 2, 1999, Company directors, officers and key employees have been granted options to acquire 2,907 shares of common stock that vest periodically through October 2003. The options have been granted at prices ranging from $1.53 to $15.48 per share, which were the market prices of the Company's shares on the dates granted. During 1997, exercise prices on certain options were changed to $7.83 per share. The options expire upon the earlier of an expiration date fixed by the committee responsible for administering the Plan or ten years from the date of grant.

   The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been changed to the following pro forma amounts:

                                                                                       Year ended
                                                                ------------------------------------------------------
                                                                   December 28,        December 27,        January 2,
                                                                       1996                1997               1999


Net earnings                                    As reported     $          5,035    $          6,582    $        9,497
                                                                ----------------    ----------------    --------------
                                                Pro forma       $          3,834    $          5,541    $        8,224
                                                                ----------------    ----------------    --------------
Earnings per share - basic                      As reported     $           0.40    $           0.52    $         0.73
                                                                ----------------    ----------------    --------------
                                                Pro forma       $           0.30    $           0.43    $         0.64
                                                                ----------------    ----------------    --------------
Earnings per share - diluted                    As reported     $           0.38    $           0.49    $         0.68
                                                                ----------------    ----------------    --------------
                                                Pro forma       $           0.29    $           0.42    $         0.59
                                                                ----------------    ----------------    --------------

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE J - STOCK OPTIONS - CONTINUED

   The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 46 percent for 1996, 62 percent for 1997, 60 percent for 1998; average risk-free interest rate of 6.19 percent for 1996, 6.13 percent for 1997, 5.67 percent for 1998; average expected life is equal to the actual life for 1996, 1997, and 1998. Dividends were assumed not to be paid during the period of calculation. The weighted-average fair value of options granted was $9.99, $8.41, and $11.42 in 1996, 1997, and 1998, respectively.

   Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

   Changes in the Company's stock options are as follows:


                                                                                            Weighted-average
                                                      Shares           Exercise price        exercise price
                                                  ------------     --------------------    ------------------

Outstanding at January 1, 1996                           1,307            $ 1.53 - 4.88                $ 2.69
 Granted                                                 1,100             5.97 - 10.52                  9.99
 Exercised                                                (142)                    1.53                  1.53
 Canceled or expired                                      (208)             1.53 - 4.85                  4.72
                                                  ------------
Outstanding at December 28, 1996                         2,057             1.53 - 10.52                  6.66
 Granted                                                   190              7.83 - 8.75                  8.41
 Exercised                                                (109)                    1.53                  1.53
 Canceled or expired                                      (160)             1.53 - 7.83                  5.77
                                                  ------------
Outstanding at December 27, 1997                         1,978               1.53 -8.75                  5.49
 Granted                                                   310             8.90 - 15.48                 11.42
 Exercised                                                (235)             1.53 - 7.83                  4.89
 Canceled or expired                                      (107)                    7.83                  7.83
                                                  ------------
Outstanding at January 2, 1999                           1,946             1.53 - 15.48                  6.74
                                                  ============
Exercisable at January 2, 1999                             577              1.53 - 8.90                  6.60
                                                  ============

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE J - STOCK OPTIONS - CONTINUED

   Additional information about stock options outstanding and exercisable at January 2, 1999 is summarized as follows:

                               Options Outstanding                               Options Exercisable
       --------------------------------------------------------------------  ----------------------------
                                        Weighted-average                                     Weighted-
           Range of         Number         remaining       Weighted-average    Number         average
        exercise prices   outstanding   contractual life    exercise price   exercisable  exercise price
       -----------------  -----------  ------------------  ----------------  -----------  ---------------
          $         1.53          360      6.4 years                 $ 1.53           22            $1.53
             4.85 - 5.97          377      6.9 years                   4.98          209             4.91
             7.83 - 8.90          979      7.4 years                   8.03          346             7.94
           10.20 - 12.75          150      9.2 years                  10.72            -
           13.70 - 15.48           80      9.5 years                  15.25            -
                                -----                                        -----------
                                1,946                                                577
                                =====                                        ===========


NOTE K - SEGMENT INFORMATION

   The Company's chief operating decision makers utilize information about geographic operations in determining the allocation of resources and in assessing the performance of the Company. Management considers the geographic segments of the Company to be the only reportable operating segments.

   The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and includes a management fee charged by the domestic operation to each of the foreign entities. All other intersegment transactions are eliminated from the following segment information.

   Interest revenues and expenses, income taxes, and equity in the earnings of subsidiaries, while significant, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

   Revenues from external customers for each of the geographic segments is attributed to the identified countries based on the Company's familiarity with its customer base.

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE K - SEGMENT INFORMATION - CONTINUED

   Financial information summarized by geographic segment for the years ended December 28, 1996, December 27, 1997, and January 2, 1999 is listed below:

                                                                          Australia/      United
        Year ended December 28, 1996              Domestic     Canada     New Zealand     Kingdom     All Others     Totals
---------------------------------------------   ----------   --------   -------------   ---------   ------------   --------
Revenues from external customers                $   44,720   $ 11,980   $           -   $       -   $          -   $ 56,700
Earnings before income taxes                    $    7,036   $  1,112   $           -   $       -   $          -   $  8,148
Long-lived assets                               $   12,017   $     22   $           -   $       -   $          -   $ 12,039
Total assets                                    $   20,629   $    450   $           -   $       -   $          -   $ 21,079


                                                                          Australia/      United
        Year ended December 27, 1997              Domestic     Canada     New Zealand     Kingdom     All Others     Totals
---------------------------------------------   ----------   --------   -------------   ---------   ------------   --------
Revenues from external customers                $   58,975   $ 26,230   $           -   $       -   $          -   $ 85,205
Earnings before income taxes                    $    7,458   $  3,240   $           -   $       -   $          -   $ 10,698
Long-lived assets                               $   14,789   $     70   $         237   $       -   $          -   $ 15,096
Total assets                                    $   23,809   $  1,381   $       1,117   $      62   $          -   $ 26,369


                                                                          Australia/       United
         Year ended January 2, 1999               Domestic     Canada     New Zealand     Kingdom      All Others      Totals
---------------------------------------------   ----------   --------   -------------   ---------   -------------    ---------
Revenues from external customers                $   69,822   $ 32,739   $      18,659   $     338    $          -    $ 121,558
Earnings (loss) before income taxes             $    7,981   $  6,156   $       1,423   $    (144)   $        (13)   $  15,403
Long-lived assets                               $   20,477   $    246   $       1,077   $   1,011    $          -    $  22,811
Total assets                                    $   30,275   $  3,014   $       3,850   $   2,812    $          6    $  39,957

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE L - QUARTERLY FINANCIAL RESULTS (Unaudited)

   Summarized quarterly financial information for fiscal years 1997 and 1998 is as follows:


                                                     First         Second          Third           Fourth
                                                 -----------    -----------    ------------    ------------

1997 quarter
------------
Net sales                                        $    17,654    $    21,046    $     22,873    $     23,632
Gross profit                                     $    13,895    $    16,652    $     18,064    $     18,742
Net earnings                                     $     1,123    $     1,662    $      1,856    $      1,941
Earnings per share:
 Basic                                           $      0.09    $      0.13    $       0.15    $       0.15
 Diluted                                         $      0.08    $      0.13    $       0.14    $       0.14


                                                     First         Second          Third           Fourth
                                                 -----------    -----------    ------------    ------------
1998 quarter
------------
Net sales                                        $    26,164    $    30,913    $     32,123    $     32,358
Gross profit                                     $    20,678    $    24,505    $     25,398    $     25,698
Net earnings                                     $     1,936    $     2,404    $      2,530    $      2,627
Earnings per share:
 Basic                                           $      0.15    $      0.19    $       0.19    $       0.20
 Diluted                                         $      0.14    $      0.17    $       0.18    $       0.19

                          USANA Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE M - EARNINGS PER SHARE

                                                                         Year ended
                                                     ------------------------------------------------
                                                       December 28,      December 27,      January 2,
                                                           1996              1997             1999
                                                     ---------------   ---------------   ------------
Earnings available to common shareholders            $         5,035   $         6,582   $      9,497
                                                     ===============   ===============   ============
Basic EPS
---------
Shares
 Common shares outstanding entire period                      12,560            12,702         12,812
 Weighted average common shares issued during
  period                                                          67                39            125

                                                     ---------------   ---------------   ------------
 Weighted average common shares outstanding
  during period                                               12,627            12,741         12,937
                                                     ===============   ===============   ============
Earnings per common share - basic                    $          0.40   $          0.52   $       0.73
                                                     ===============   ===============   ============

Diluted EPS
-----------
Shares
 Weighted average common shares outstanding
  during period - basic                                       12,627            12,741         12,937

 Dilutive effect of stock options                                699               578            992
                                                     ---------------   ---------------   ------------
 Weighted average common shares outstanding
  during period - diluted                                     13,326            13,319         13,929
                                                     ===============   ===============   ============
Earnings per common share - diluted                  $          0.38   $          0.49   $       0.68
                                                     ===============   ===============   ============