Form 10-Q
period 1999-04-03
USANA INC
filed 1999-05-18
CIK 896264

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 3, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                        Commission file number: 0-21116

                                  USANA, INC.
             (Exact name of registrant as specified in its charter)

              Utah                                     87-0500306
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)

              3838 West Parkway Blvd., Salt Lake City, Utah 84120
               (Address of principal executive offices, Zip Code)

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

     The number of shares outstanding of the registrant's common stock as of May 10, 1999 was 13,073,238.

     [Note: On July 21, 1998, the registrant declared a two-for-one stock split of its common stock, no par value, that was distributed in the form of a stock dividend on August 3, 1998 to shareholders of record as of July 31, 1998. Outstanding common stock data in this report for periods prior to August 3, 1998 have been adjusted to reflect the stock split.]

================================================================================

                                  USANA, INC.

                                   FORM 10-Q

                  For the Quarterly Period Ended April 3, 1999

                                     INDEX

                                                                                                                        Page
                                                                                                                      --------

                                               PART I .   FINANCIAL INFORMATION

Item 1     Financial Statements
             Consolidated Balance Sheets.........................................................................          3
             Consolidated Statements of Earnings.................................................................          4
             Consolidated Statements of Stockholders' Equity.....................................................          5
             Consolidated Statements of Cash Flows...............................................................          6
             Notes to Consolidated Financial Statements..........................................................        7-9
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.................      10-16
Item 3     Quantitative and Qualitative Disclosures About Market Risk............................................         17

                                                PART II.     OTHER INFORMATION

Item 1     Legal Proceedings.....................................................................................         17
Item 5     Other Information.....................................................................................      17-18
Item 6     Exhibits and Reports on Form 8-K......................................................................         19

Signatures.......................................................................................................         20

                           USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                                   Unaudited
                                                                                                                   ----------
                                                                                                  January 2,        April 3,
                                                                                                     1999             1999
                                                                                               -----------------------------
ASSETS
Current Assets
  Cash and cash equivalents........................................................................  $ 2,617         $ 3,376
  Accounts receivable, net.........................................................................      294             481
  Current maturities of notes receivable...........................................................      547             979
  Inventories, net  (Note A).......................................................................   10,543          10,629
  Prepaid expenses and other current assets........................................................    1,912           2,128
  Deferred income taxes............................................................................    1,233           1,268
                                                                                                     -------         -------
     Total current assets... ......................................................................   17,146          18,861

Property and Equipment, net (Note B)...............................................................   22,751          22,411
Notes Receivable, less current maturities..........................................................        5               5
Other Assets.......................................................................................       55              56
                                                                                                     -------         -------
                                                                                                     $39,957         $41,333
                                                                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................................................................  $ 4,211         $ 1,565
  Other current liabilities (Note C)...............................................................    4,505           6,260
                                                                                                     -------         -------
     Total current liabilities.....................................................................    8,716           7,825

Deferred Income Taxes..............................................................................      624             661

Stockholders' Equity
  Common stock, no par value; authorized 50,000 shares; issued and outstanding
    13,047 shares at January 2, 1999 and 13,051 shares at April 3, 1999............................    9,131           9,183
  Accumulated other comprehensive loss.............................................................     (182)           (132)
  Retained earnings................................................................................   21,668          23,796
                                                                                                     -------         -------
     Total stockholders' equity....................................................................   30,617          32,847
                                                                                                     -------         -------
                                                                                                     $39,957         $41,333
                                                                                                     =======         =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                                                                      Unaudited
                                                                                               ------------------------
                                                                                               March 28,       April 3,
                                                                                                  1998           1999
                                                                                               ---------       --------
Net sales...................................................................................     $26,164        $31,323
Cost of sales...............................................................................       5,486          6,383
                                                                                                 -------        -------
  Gross profit..............................................................................      20,678         24,940

Operating expenses
  Distributor incentives....................................................................      11,762         13,909
  Selling, general and administrative.......................................................       5,432          7,244
  Research and development..................................................................         355            356
                                                                                                 -------        -------
     Total operating expenses...............................................................      17,549         21,509
                                                                                                 -------        -------
Earnings from operations....................................................................       3,129          3,431

Other income (expense)
  Interest income...........................................................................          55             47
  Interest expense..........................................................................         (13)            (6)
  Other, net................................................................................           4             (7)
                                                                                                 -------        -------
     Total other income (expense)...........................................................          46             34
                                                                                                 -------        -------
Earnings before income taxes................................................................       3,175          3,465

Income taxes................................................................................       1,239          1,337
                                                                                                 -------        -------
  NET EARNINGS..............................................................................     $ 1,936        $ 2,128
                                                                                                 =======        =======

Earnings per share (Note D).................................................................
  Earnings per share--basic.................................................................       $0.15          $0.16
                                                                                                 =======        =======
  Weighted average shares outstanding--basic................................................      12,827         13,050
                                                                                                 =======        =======
  Earnings per share--diluted...............................................................       $0.14          $0.16
                                                                                                 =======        =======
  Weighted average shares outstanding--diluted..............................................      13,771         13,557
                                                                                                 =======        =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Quarters ended March 28, 1998 and April 3, 1999
                                 (in thousands)




                                                                                                 Accumulated
                                                                    Common stock                    other
                                                                  ----------------   Retained   comprehensive
                                                                  Shares   Amount    Earnings    income/loss      Total
                                                                  ------   -------   --------   --------------   --------
For the quarter ended March 28, 1998
Balance at December 27, 1997...................................   12,812    $7,167    $12,171           $ (80)    $19,258
Comprehensive income
  Net earnings for the quarter.................................       --        --      1,936              --       1,936
  Foreign currency translation adjustment......................       --        --         --              35          35
                                                                                                                  -------
     Comprehensive income......................................       --        --         --              --       1,971
Common stock issued under stock option plan....................       22        80         --              --          80
                                                                  ------    ------    -------           -----     -------
Balance at March 28, 1998......................................   12,834    $7,247    $14,107           $ (45)    $21,309
                                                                  ======    ======    =======           =====     =======

For the quarter ended April 3, 1999
Balance at January 2, 1999.....................................   13,047    $9,131    $21,668           $(182)    $30,617
Comprehensive income
  Net earnings for the year....................................       --        --      2,128              --       2,128
  Foreign currency translation adjustment......................       --        --         --              50          50
                                                                                                                  -------
     Comprehensive income......................................       --        --         --              --       2,178
Common stock issued under stock option plan, including
 tax benefit of $13............................................        4        52         --              --          52
                                                                  ------    ------    -------           -----     -------
Balance at April 3, 1999.......................................   13,051    $9,183    $23,796           $(132)    $32,847
                                                                  ======    ======    =======           =====     =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                       Unaudited
                                                                                               -------------------------
                                                                                               March 28,       April 3,
                                                                                                  1998           1999
                                                                                               -------------------------
Increase in cash and cash equivalents

  CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings...........................................................................     $ 1,936        $ 2,128
     Adjustments to reconcile net earnings to net cash provided by
       Operating activities
        Depreciation and amortization.......................................................         713          1,109
        Deferred income taxes...............................................................        (130)             3
        Provision for inventory obsolescence................................................        (170)            87
        Provision for doubtful accounts.....................................................          --            122
        Changes in assets and liabilities
           Accounts receivables.............................................................          (6)          (344)
           Inventories......................................................................      (1,872)           (76)
           Prepaid expenses and other assets................................................         189            (81)
           Accounts payable.................................................................       1,362         (2,617)
           Other current liabilities........................................................       1,722          1,782
                                                                                                 -------        -------
              Total adjustments.............................................................       1,808            (15)
                                                                                                 -------        -------
              Net cash provided by operating activities.....................................       3,744          2,113
                                                                                                 -------        -------

  CASH FLOWS FROM INVESTING ACTIVITIES
     Receipts on notes receivable...........................................................           7              8
     Increase in notes receivable...........................................................        (152)          (440)
     Purchase of property and equipment.....................................................      (2,338)          (785)
     Proceeds from sale of property and equipment...........................................          --             22
                                                                                                 -------        -------
              Net cash used in investing activities.........................................      (2,483)        (1,195)
                                                                                                 -------        -------

  CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock.................................................          81             38
                                                                                                 -------        -------
              Net cash provided by financing activities.....................................          81             38

Effect of exchange rate changes on cash.....................................................          35           (197)
                                                                                                 -------        -------
              Net increase in cash and cash equivalents.....................................       1,377            759
Cash and cash equivalents at beginning of year..............................................       2,608          2,617
                                                                                                 -------        -------
Cash and cash equivalents at end of year....................................................     $ 3,985        $ 3,376
                                                                                                 =======        =======

Supplemental disclosures of cash flow information
  Cash paid during the year for
     Interest...............................................................................     $    13        $     6
     Income taxes...........................................................................       1,337            535

        The accompanying notes are an integral part of these statements.

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Basis of Presentation

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of April 3, 1999, and results of operations for the quarters ended April 3, 1999 and March 28, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The results of operations for the quarter ended April 3, 1999 may not be indicative of the results that may be expected for the fiscal year ending January 1, 2000.

NOTE A - INVENTORIES
     Inventories consist of the following:

                                                                           January 2,     April 3,
                                                                             1999           1999
                                                                           ---------      ---------
                                                                                (in thousands)
Raw materials........................................................        $ 3,043        $ 2,390
Work in process......................................................          1,534          2,029
sFinished goods......................................................          6,592          6,919
                                                                           ---------      ---------
                                                                              11,169         11,338
Less allowance for inventory obsolescence............................            626            709
                                                                           ---------      ---------
                                                                             $10,543        $10,629
                                                                           =========      =========

      NOTE B - PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

                                                                            January 2,       April 3,
                                                                              1999             1999
                                                                           -----------      ----------
                                                                                  (in thousands)
Buildings............................................................          $ 7,414         $ 7,414
Laboratory and production equipment..................................            2,697           2,759
Computer equipment and software......................................           11,075          11,444
Furniture and fixtures...............................................            2,024           2,062
Automobiles..........................................................              320             321
Leasehold improvements...............................................              461             472
Land improvements....................................................              542             542
                                                                           -----------      ----------
                                                                                24,533          25,014
Less accumulated depreciation and amortization.......................            5,681           6,802
                                                                           -----------      ----------
                                                                                18,852          18,212
Land.................................................................            2,548           2,548
Deposits and projects in process.....................................            1,351           1,651
                                                                           -----------      ----------
                                                                               $22,751         $22,411
                                                                           ===========      ==========

                     (In thousands, except per share data)

NOTE C - OTHER CURRENT LIABILITIES
     Other current liabilities consist of the following:

                                                                           January 2,      April 3,
                                                                             1999           1999
                                                                           ---------      ---------
                                                                                 (in thousands)
Accrued compensation and related items...............................         $  964         $  822
Distributor incentives...............................................          1,140          1,327
Income taxes.........................................................            429          1,225
Sales taxes..........................................................            845            960
Deferred revenue.....................................................             34             80
All other............................................................          1,093          1,846
                                                                           ---------      ---------
                                                                              $4,505         $6,260
                                                                           =========      =========

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

                                                                          For the Quarter Ended March 28, 1998
                                                         -----------------------------------------------------------------------
                                                           Earnings (000's)             Shares (000's)              Earnings
                                                             (Numerator)                (Denominator)               Per Share
                                                         -------------------         ------------------          ---------------
Basic EPS
Net earnings....................................                 $1,936                     12,827                    $0.15
                                                                                                                 ===============
Effect of dilutive securities
Stock options...................................                      -                        944
                                                         -------------------         ------------------
Diluted EPS
Net earnings....................................                 $1,936                     13,771                    $0.14
                                                         ===================         ==================          ===============


                                                                           For the Quarter Ended April 3, 1999
                                                         -----------------------------------------------------------------------
                                                           Earnings (000's)             Shares (000's)              Earnings
                                                             (Numerator)                (Denominator)               Per Share
                                                         -------------------         ------------------         ----------------
Basic EPS
Net earnings....................................                 $2,128                     13,050                    $0.16
                                                                                                                ================
Effect of dilutive securities
Stock options...................................                      -                        507
                                                         -------------------         ------------------
Diluted EPS
Net earnings....................................                 $2,128                     13,557                    $0.16
                                                         ===================         ==================         ================

     During the first quarter of 1999, options to purchase 90 shares of stock were not included in the computation of EPS, because their exercise price was greater than the average market price of the shares.

                     (In thousands, except per share data)


NOTE E - SEGMENT INFORMATION

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

  Financial information summarized by geographic segment for the quarters ended March 28, 1998 and April 3, 1999 is listed below:

                                                                                 Australia/
                          Quarter  ended                                            New       United     All
                          March 28, 1998                    Domestic   Canada     Zealand     Kingdom   Others     Totals
                          --------------                    --------   -------   ----------   -------   ------    --------
                                                                                   (in thousands)

Revenues from external customers.........................    $16,619    $7,969       $1,576   $    --    $  --    $26,164

Earnings before income taxes.............................    $ 2,087    $  898       $  190   $    --    $  --    $ 3,175

Long-lived assets........................................    $15,132    $  144       $  823   $    --    $  --    $16,099

Total assets.............................................    $27,019    $1,051       $3,434   $    --    $  --    $31,504


                                                                                 Australia/
                          Quarter  ended                                            New        United      All
                          April 3, 1999                     Domestic   Canada     Zealand     Kingdom    Others     Totals
                          -------------                     --------   -------   ----------   --------   -------    ------
                                                                                    (in thousands)

Revenues from external customers.........................    $17,059    $7,099       $6,473    $  692     $  --     $31,323

Earnings before income taxes.............................    $ 1,623    $1,361       $1,083    $ (600)    $  (2)    $ 3,465

Long-lived assets........................................    $20,285    $  243       $1,020    $  924     $  --     $22,472

Total assets.............................................    $32,509    $2,289       $4,067    $2,462     $   6     $41,333

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

General

     USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of April 3, 1999, the Company had approximately 118,000 current distributors in the United States, Canada, Australia, New Zealand and the United Kingdom. The Australia/New Zealand and the United Kingdom markets initiated operations on February 12, 1998 and November 30, 1998, respectively. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period.

     The Company has experienced significant growth since its inception. From 1993 to 1998, net sales of the Company grew from $3.9 million to $121.6 million, while net earnings increased from a loss of $312,000 to net earnings of $9.5 million.

     The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 78% of the Company's net sales for the quarter ended April 3, 1999. The Company's top selling products, USANA Essentials and Proflavanol, represented approximately 41% and 17%, respectively, of net sales for the quarter ended April 3, 1999. No other products accounted for more than 10% of net sales during the quarter. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement tablet, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. The Company introduced its weight management line in its Australia/New Zealand market in February 1999. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 3% of the Company's net sales for the quarter ended April 3, 1999.

     Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, while choosing not to become independent distributors. As of April 3, 1999, the Company had approximately 30,000 Preferred Customers. The Company recognizes revenue when products are shipped and title passes to independent distributors and Preferred Customers. During the first quarter of 1999, sales in the Company's four primary markets, the United States, Canada, Australia/New Zealand and the United Kingdom, were 54.5%, 22.6%, 20.7% and 2.2%, respectively, of net sales of the Company. As the Company expands into additional international markets, the Company expects international operations to account for an increasing percentage of its net sales.

     Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product exports. In the first quarter of 1999, products manufactured by the Company accounted for approximately 75% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

     Distributor incentives are the Company's most significant expense and represented 44.4% of net sales for the quarter ended April 3, 1999. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated in their downline. Generally, distributor kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

  The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its distributors.

  Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company expects to add human resources and associated infrastructure as operations expand. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Myron W. Wentz, PhD, does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary, selling, general and administrative expenses would increase. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the distributor and Preferred Customer base.

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

  The fiscal year end of the Company is the Saturday closest to December 31 of each year.

Results Of Operations

Quarters Ended April 3, 1999 and March 28, 1998

     Net Sales. Net sales increased 19.7% to $31.3 million for the quarter ended April 3, 1999, an increase of $5.1 million from the $26.2 million reported in the comparable quarter in 1998. The increase in net sales is primarily the result of a 42.3% increase in the Company's customer base. Customers of the Company include both independent distributors and Preferred Customers. The Company's current distributor base increased 28.3% to 118,000 at April 3, 1999 compared to 92,000 at March 28, 1998. Preferred Customers grew 150.0% to 30,000 at April 3, 1999 compared to 12,000 at March 28, 1998. Successful distributor events and new product introductions also contributed to sales growth in the first quarter of 1999.

  The following tables illustrate the growth in sales and customers by market for the quarters ended March 28, 1998 and April 3, 1999:

                                                          Sales By Market
                                                           (in millions)
                                                           Quarter Ended
                                   ---------------------------------------------------------
                                                                                                      Growth over           %
Market                                    March 28, 1998                  April 3, 1999               Prior Year          Growth
------                                ---------------------           ----------------------        --------------      ----------
United States..................        $16.6           63.5%          $17.0            54.5%               $ 0.4            2.6%
Canada.........................          8.0           30.5             7.1            22.6                 (0.9)         (10.9%)
Australia/New Zealand..........          1.6            6.0             6.5            20.7                  4.9          310.7%
United Kingdom.................            -              -             0.7             2.2                  0.7              -
                                     -------       --------         -------         -------           ----------
Consolidated...................        $26.2          100.0%          $31.3           100.0%               $ 5.1           19.7%
                                     =======       ========         =======         =======           ==========


                                                           Current Distributors By Market

                                                    As of                        As of               Growth over          %
Market                                          March 28, 1998               April 3, 1999           Prior Year         Growth
------                                   --------------------------   -------------------------   -------------       ----------
United States..................               57,000          62.0%       58,000        49.1%             1,000           1.8%
Canada.........................               30,000          32.6        31,000        26.3              1,000           3.3%
Australia/New Zealand..........                5,000           5.4        27,000        22.9             22,000         440.0%
United Kingdom.................                    -             -         2,000         1.7              2,000             -
                                       -------------   -----------     ---------   ---------       ------------
Consolidated...................               92,000         100.0%      118,000       100.0%            26,000          28.3%
                                       =============   ===========     =========   =========       ============

                                                           Preferred Customers By Market

                                                 As of                     As of             Growth over          %
Market                                       March 28, 1998            April 3, 1999         Prior Year         Growth
------                                       --------------            -------------         ----------         ------
United States..................              8,000        66.7%       18,000      60.0%          10,000         125.0%
Canada.........................              4,000        33.3         8,000      26.7            4,000         100.0%
Australia/New Zealand..........                  -           -         4,000      13.3            4,000             -
United Kingdom.................                  -           -             -         -                -             -
                                         ---------  ----------     ---------  --------      -----------
Consolidated...................             12,000       100.0%       30,000     100.0%          18,000         150.0%
                                         =========  ==========     =========  ========      ===========

                                                             Total Customers By Market

                                                As of                      As of              Growth over         %
Market                                      March 28, 1998             April 3, 1999          Prior Year        Growth
------                                    ------------------         ----------------         -----------       -------
United States..................            65,000        62.5%       76,000        51.4%          11,000         16.9%
Canada.........................            34,000        32.7        39,000        26.4            5,000         14.7%
Australia/New Zealand..........             5,000         4.8        31,000        20.9           26,000        520.0%
United Kingdom.................                 -           -         2,000         1.3            2,000            -
                                        ---------   ---------     ---------   ---------      -----------
Consolidated...................           104,000       100.0%      148,000       100.0%          44,000         42.3%
                                        =========   =========     =========   =========      ===========

     Cost of Sales. Cost of sales increased 16.4% to $6.4 million for the first quarter ended April 3, 1999, an increase of $0.9 million from the $5.5 million reported in the comparable quarter for 1998. This increase is primarily due to the increase in net sales. As a percentage of net sales, cost of sales decreased to 20.4% for the first quarter ended April 3, 1999 from 21.0% in the comparable quarter for 1998. The decrease in cost of sales as a percentage of net sales can be primarily attributed to volume-based efficiencies in production
and procurement activities.   This decrease in cost of sales as a percentage of
net sales was partially offset by additional costs such as freight and duties associated with exporting products to the Company's Australia/New Zealand and United Kingdom markets and also an increase in the sale of distributor kits. Distributor kits have a significantly lower gross profit margin than other products sold by the Company. When a new market is opened, the Company initially experiences a higher demand for distributor kits in that market.

     Distributor Incentives. Distributor incentives increased 18.3% to $13.9 million for the first quarter ended April 3, 1999, an increase of $2.1 million from the $11.8 million reported in the comparable quarter in 1998. The increase in distributor incentives for the first quarter of 1999 can be attributed to the increase in commissionable sales. As a percentage of net sales, distributor incentives decreased to 44.4% in the first quarter of 1999 from 45.0% in the comparable quarter of 1998. The decrease in distributor incentives as a percentage of net sales can primarily be attributed to three factors:

     . The introduction of a new level in the distributor compensation plan,

     . An increase in the proportion of distributor kits sold on which no distributor incentives are paid and

     . The implementation of the Company's repricing strategy in the third quarter of 1997, which was not fully implemented throughout the first quarter of 1998.

The new level in the distributor compensation plan is now the lowest compensated level in the Company's network marketing system. The Company believes this new level will assist in distributor retention efforts by paying these distributors earlier on reduced downline requirements; however, this level does pay at a lower rate than other levels in the Company's network marketing system.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 33.4% to $7.2 million for the quarter ended April 3, 1999, an increase of $1.8 million from the $5.4 million reported in the comparable quarter of 1998. As a percentage of net sales, selling, general and administrative expenses increased to 23.1% in the first quarter of 1999 from 20.8% in the comparable quarter of 1998. The increase in selling, general and administrative expenses can be attributed to several factors:

     . Higher relative costs associated with international expansion, primarily related to commencing operations in the United Kingdom,

     . Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion,

     . Increased costs including, but not limited to, employee compensation as a result of building a Company infrastructure to meet strategic objectives and

     . Higher variable expenses such as increases in customer service staffing levels and discount fees on credit cards in association with growth in sales and the increased number of distributors and Preferred Customers.


The Company expects to see continued pressure on selling, general and administrative expenses as a percentage of net sales throughout 1999.

     Research and Development. Research and development expenses remained flat totaling $356,000 for the quarter ended April 3, 1999 compared to $355,000 for the comparable quarter in 1998. The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings. Net earnings increased 9.9% to $2.1 million for the quarter ended April 3, 1999, an increase of $0.2 million from the $1.9 million reported in the comparable quarter of 1998. The increase in net earnings is primarily the result of higher sales. Net earnings reflect the combined effect of decreased cost of sales, decreased distributor incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 6.8% profit margin in the first quarter of 1999 compared to 7.4% in the comparable quarter of 1998. Diluted earnings per share increased 14.3% to $0.16 for the quarter ended April 3, 1999, an increase of $0.02 from $0.14 in the comparable quarter of 1998.

Liquidity and Capital Resources

  The Company has financed its growth primarily from cash flows from operations. In the first quarter of 1999, the Company generated net cash from operations of $2.1 million compared to $3.7 million in the comparable quarter of 1998. Cash and cash equivalents increased to $3.4 million at April 3, 1999 from $2.6 million at January 2, 1999. Working capital was $11.0 million at April 3, 1999 compared to $8.4 million at January 2, 1999. The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

  The Company invested $0.8 million in property and equipment for the quarter ended April 3, 1999 compared to $2.3 million for the comparable period in 1998. Inventory increased modestly to $10.6 million at April 3, 1999 from $10.5 million at fiscal year end 1998.

  At April 3, 1999 the Company had $5.0 million available under its line of credit which expires May 31, 1999. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.25%. Certain receivables, inventories, and equipment collateralize the line of credit. The line-of-credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of April 3, 1999, the Company was in compliance with these covenants. There was no outstanding balance on the line of credit as of April 3, 1999. The Company is in the process of negotiating the extension of this line of credit through May 31, 2000.

  A significant percentage of the Company's net sales is generated from the sale of products outside the United States. The Company intends to continue to expand its foreign operations. The foreign operations of the Company expose it to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. In addition, the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. Sales outside the United States represented 21.1%, 30.8%, 42.5% and 45.5% of the Company's net sales in 1996, 1997, 1998 and for the quarter ended April 3, 1999, respectively. As additional foreign markets are opened, the Company expects foreign sales to represent an increasing percentage of net sales in future periods. The Company enters into forward and option contracts to hedge certain commitments denominated in foreign currencies, including intercompany cash transfers. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations.

  During 1998 and the first quarter of 1999, the Company advanced funds to its President, CEO and Chairman, Dr. Wentz. On April 28, 1999, the Company entered into an arrangement with Dr. Wentz to provide him up to $5.0 million, including all amounts advanced to date. A total of $1.9 million has been advanced to Dr. Wentz through April 30, 1999. The obligation is evidenced by the Promissory Note and Redemption Agreement and shares of stock have been pledged to secure the payment of amounts provided under the agreement. The Company expects additional advances up to the $5.0 million maximum to be made in the second and third quarters of 1999. The arrangement calls for repayment of the borrowed amounts to be made by redemption of shares of common stock beneficially owned by Dr. Wentz. All shares redeemed through this arrangement will be cancelled. The Company's redemption of these shares pursuant to the agreement will reduce the number of shares outstanding, resulting in higher earnings per share than would have otherwise been achieved. This arrangement also allows Dr. Wentz to achieve some liquidity in his ownership interest in the Company without creating an oversupply of available shares in the market. See Item 5, Other Information, below.

  The Company believes that its current cash balance, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the next 12 months. The Company believes it may draw on its line of credit to advance funds to Dr. Wentz under its agreement with him. The Company also believes cash flows from operations will enable the line to be fully retired by fiscal year end 1999. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. The

Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, capital acquisitions associated with the growth of the Company, and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders.

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

Forward-Looking Statements

     The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

     . The Company's dependence upon a network marketing system to distribute its products;
     .  Activities of its independent distributors;
     .  Rigorous government scrutiny of network marketing practices;
     . Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry;
     . Reliance on key management personnel, including the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Dr. Wentz;
     . Extensive government regulation of the Company's products and manufacturing;
     .  Risks related to the Company's expansion into international markets;
     . Failure of the Company to sustain or manage growth including the failure to continue to develop new products;
     . The possible adverse effects of increased distributor incentives as a percentage of net sales;
     .  The Company's reliance on information technology;
     . The adverse effect of the Company's loss of a high level sponsoring distributor together with a group of leading distributors in that person's downline;
     .  The loss of product market share or distributors to competitors;
     . Potential adverse effect of taxation and transfer pricing regulation or exchange rate fluctuations or
     . The Company's inability or failure to identify and to manage its Year 2000 risks.

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

  To protect against these risks, the Company enters into forward and option contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations. The Company believes that its cash management and investment policies have minimized these risks. However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered by the Company in connection with its foreign currency transactions.

                          PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

  The Company is party to certain litigation in the United States Federal District Court for the District of Connecticut involving the Company's rights to continue to sell is popular Proflavanol product. These actions have been disclosed by the Company it its reports filed with the SEC in prior periods.

  After the various motions to dismiss had been pending for some time, the
U.S. District Court for the District of Connecticut ordered that the motions be re-filed as motions for summary judgment, together with statements of uncontested facts. All parties, including USANA, have re-filed their motions to dismiss as motions for summary judgment, and International Nutrition Company has opposed those motions. The motions are now fully briefed and awaiting ruling by the Court. USANA intends to vigorously defend its right to continue to provide the Proflavanol brand product to its customers.

Item 5.  Other Information

Transactions with the President and CEO

  On April 28, 1999, the Company agreed to provide up to $5.0 million to its President, CEO and Chairman, Dr. Wentz, pursuant to a Promissory Note and
Redemption Agreement ("Agreement").   As of April 30, 1999, the Company had
advanced $1.9 million under this arrangement. Repayment of amounts advanced under the Agreement, together with interest at prime rate, will be made through the surrender and redemption of shares of the Company's common stock beneficially owned by Dr. Wentz, held by Gull Holdings Ltd. ("Gull"). Dr. Wentz is the sole shareholder of Gull. Gull has pledged shares to secure the payment and redemption as contemplated by the Agreement. Payment must be made by redemption of shares on August 31, 1999 in the amount of $2.5 million. The balance of unpaid principal and accrued interest will be paid by redemption on December 31, 1999. Dr. Wentz may make up to two interim payments by redemption
of shares prior to August 31, 1999.   Up to two additional interim payments may
also be made during the period from September1, 1999 to December 31, 1999. The number of shares subject to redemption at the time of each payment will be determined by the average closing price of the Company's common stock as reported by NASDAQ for the five trading days preceding a payment date.

  Redemption of shares in satisfaction of the Agreement will be anti-dilutive to other shareholders, reducing the total number of issued and outstanding shares by the number of shares redeemed. This arrangement also provides some liquidity of Dr. Wentz's investment in the Company without creating an overhang in the market and without increasing the supply of available shares when such an act may otherwise drive down the market price of the Company's common stock. This arrangement also permits Dr. Wentz to continue toward completion of his Sanoviv project.

  The interest rate charged to Dr. Wentz is the same rate applicable under the Company's line of credit agreement with its bank. The Company expects that amounts, if any, drawn under the line of credit for this purpose, will be repaid in full by the end of fiscal year 1999.

     The arrangement was reviewed by the Audit Committee and approved by the independent directors of the Company. A copy of the Agreement and the related Stock Pledge Agreement are filed with this Report as exhibits.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                                   Form 10-Q

                      For The Quarter Ended April 3, 1999

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

10.5            Promissory Note and Redemption Agreement dated April 28, 1999

10.6            Stock Pledge Agreement dated April 28, 1999

11.1            Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

22.1            Subsidiaries of the Company [Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year
                1998]

27.1            Financial Data Schedule

         (b)  Reports on Form 8-K.

              The Company filed no current reports on Form 8-K during the quarter ended April 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              USANA, INC.



Date:  May 17, 1999                 By: /s/  Gilbert A. Fuller
       ------------                    ------------------------------
                                        Gilbert A. Fuller
                                        Vice President and Chief
                                        Financial Officer