Form 10-Q
period 1999-07-03
USANA INC
filed 1999-08-17
CIK 896264

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the registrant's common stock as of August 6, 1999 was 12,787,238.

                                  USANA, INC.

                                   FORM 10-Q

                  For the Quarterly Period Ended July 3, 1999

                                     INDEX

                                                                            Page
                                                                            ----

                       PART I .   FINANCIAL INFORMATION

Item 1  Financial Statements
          Consolidated Balance Sheets....................................      3
          Consolidated Statements of Earnings - Quarter Ended............      4
          Consolidated Statements of Earnings - Six Months Ended.........      5
          Consolidated Statements of Stockholders' Equity................      6
          Consolidated Statements of Cash Flows..........................      7
          Notes to Consolidated Financial Statements.....................   8-11
Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  11-19
Item 3  Quantitative and Qualitative Disclosures About Market Risk.......  19-20

                        PART II.     OTHER INFORMATION

Item 1  Legal Proceedings................................................     20
Item 4  Submission of Matters to a Vote of Security Holders..............     20
Item 5  Other Information................................................     21
Item 6  Exhibits and Reports on Form 8-K.................................     22

Signatures...............................................................     23

                         USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                                                        Unaudited
                                                                                                                        ---------
                                                                                                    January 2,           July 3,
                                                                                                       1999               1999
                                                                                                    ----------          ---------
ASSETS
Current Assets
  Cash and cash equivalents....................................................................        $ 2,617            $ 2,234
  Accounts receivable, net.....................................................................            294              1,274
  Current maturities of notes receivable.......................................................             16                  1
  Inventories, net  (Note A)...................................................................         10,543              9,750
  Prepaid expenses and other current assets....................................................          1,912              2,548
  Deferred income taxes........................................................................          1,233              1,375
                                                                                                       -------            -------
     Total current assets......................................................................         16,615             17,182

Property and Equipment, net   (Note B).........................................................         22,751             22,905
Notes Receivable, less current maturities......................................................              5                  5
Other Assets...................................................................................             55                 52
                                                                                                       -------            -------
                                                                                                       $39,426            $40,144
                                                                                                       =======            =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.............................................................................        $ 4,211            $ 2,884
  Other current liabilities  (Note C)..........................................................          4,505              5,273
                                                                                                       -------            -------
     Total current liabilities.................................................................          8,716              8,157

Deferred Income Taxes..........................................................................            624                577

Stockholders' Equity
  Common stock, no par value; authorized 50,000 shares; issued and outstanding
    13,047 shares at January 2, 1999 and 12,787 shares at July 3, 1999.........................          9,131              8,478
  Retained earnings............................................................................         21,668             23,773
  Notes receivable - related party.............................................................           (531)              (836)
  Accumulated other comprehensive loss.........................................................           (182)                (5)
                                                                                                       -------            -------
     Total stockholders' equity................................................................         30,086             31,410
                                                                                                       -------            -------
                                                                                                       $39,426            $40,144
                                                                                                       =======            =======

       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)


                                                                                                             Unaudited
                                                                                              -------------------------------------
                                                                                                           Quarter Ended
                                                                                                           -------------
                                                                                                  June 27,               July 3,
                                                                                                    1998                  1999
                                                                                              ----------------       --------------
Net sales...................................................................................           $30,913              $32,478
Cost of sales...............................................................................             6,408                6,340
                                                                                                       -------              -------
  Gross profit..............................................................................            24,505               26,138

Operating expenses
  Distributor incentives....................................................................            13,930               14,437
  Selling, general and administrative.......................................................             6,318                7,741
  Research and development..................................................................               373                  329
                                                                                                       -------              -------
     Total operating expenses...............................................................            20,621               22,507
                                                                                                       -------              -------
Earnings from operations....................................................................             3,884                3,631

Other income (expense)
  Interest income, net......................................................................                62                   68
  Other, net................................................................................               (41)                 (78)
                                                                                                       -------              -------
     Total other income (expense)...........................................................                21                  (10)
                                                                                                       -------              -------
Earnings before income taxes................................................................             3,905                3,621

Income taxes................................................................................             1,501                1,377
                                                                                                       -------              -------
  NET EARNINGS..............................................................................           $ 2,404              $ 2,244
                                                                                                       =======              =======

Earnings per share (Note D)
  Earnings per share--basic.................................................................           $  0.19              $  0.17
                                                                                                       =======              =======
  Weighted average shares outstanding--basic................................................            12,895               12,946
                                                                                                       =======              =======
  Earnings per share--diluted...............................................................           $  0.17              $  0.17
                                                                                                       =======              =======
  Weighted average shares outstanding--diluted..............................................            14,064               13,252
                                                                                                       =======              =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)


                                                                                                            Unaudited
                                                                                            ---------------------------------------
                                                                                                        Six Months Ended
                                                                                                        ----------------
                                                                                                  June 27,               July 3,
                                                                                                    1998                  1999
                                                                                            ------------------     ----------------
Net sales...................................................................................           $57,077              $63,801
Cost of sales...............................................................................            11,894               12,724
                                                                                                       -------              -------
  Gross profit..............................................................................            45,183               51,077

Operating expenses
  Distributor incentives....................................................................            25,692               28,346
  Selling, general and administrative.......................................................            11,751               14,985
  Research and development..................................................................               727                  684
                                                                                                       -------              -------
     Total operating expenses...............................................................            38,170               44,015
                                                                                                       -------              -------
Earnings from operations....................................................................             7,013                7,062

Other income (expense)
  Interest income, net......................................................................               104                  110
  Other, net................................................................................               (37)                 (86)
                                                                                                       -------              -------
     Total other income (expense)...........................................................                67                   24
                                                                                                       -------              -------
Earnings before income taxes................................................................             7,080                7,086

Income taxes................................................................................             2,740                2,714
                                                                                                       -------              -------
  NET EARNINGS..............................................................................           $ 4,340              $ 4,372
                                                                                                       =======              =======

Earnings per share (Note D)
  Earnings per share--basic.................................................................           $  0.34              $  0.34
                                                                                                       =======              =======
  Weighted average shares outstanding--basic................................................            12,842               12,998
                                                                                                       =======              =======
  Earnings per share--diluted...............................................................           $  0.31              $  0.33
                                                                                                       =======              =======
  Weighted average shares outstanding--diluted..............................................            13,902               13,404
                                                                                                       =======              =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Six Months Ended June 27, 1998 and July 3, 1999
                                 (In thousands)





                                                  Common stock                       Accumulated Other
                                             -----------------------    Retained       Comprehensive
                                               Shares      Amount       Earnings        Income/loss         Other       Total
                                             ----------  -----------  ------------  --------------------  ---------  -----------
For the Six Months Ended June 27, 1998
Balance at December 27, 1997                    12,812       $7,167       $12,171           $ (80)         $     --      $19,258
Comprehensive income
  Net earnings                                      --           --         4,340              --                --        4,340
  Foreign currency translation adjustment           --           --            --            (399)               --         (399)
                                                                                                                         -------
  Comprehensive income                                                                                                     3,941
Notes receivable - related party                    --           --            --              --              (206)        (206)
Common stock issued under stock option plan
                                                   155          856            --              --                --          856
                                                ------       ------       -------           -----           -------      -------

Balance at June 27, 1998                        12,967       $8,023       $16,511           $(479)          $  (206)     $23,849
                                                ======       ======       =======           =====           =======      =======

For the Six Months Ended July 3, 1999
Balance at January 2, 1999                      13,047       $9,131       $21,668           $(182)          $  (531)     $30,086
Comprehensive income
  Net earnings                                      --           --         4,372              --                --        4,372
  Foreign currency translation adjustment           --           --            --             177                --          177
                                                                                                                         -------
  Comprehensive income                                                                                                     4,549
Notes receivable - related party                    --           --            --              --            (3,418)      (3,418)
Shares retired 1                                  (300)        (846)       (2,267)             --             3,113           --
Common stock issued under stock option
 plan, including tax benefit of $98                 40          193            --              --                --          193
                                                ------       ------       -------           ------          -------      -------

Balance at July 3, 1999                         12,787       $8,478       $23,773           $  (5)          $  (836)     $31,410
                                                ======       ======       =======           ======          =======      =======

-------------------------------------------------------------------------------------------------------------------------------

/1/ - 300,000 shares were redeemed and subsequently retired under the terms of the "Promissory Note and Redemption Agreement"


       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                             Unaudited
                                                                                              -------------------------------------
                                                                                                          Six Months Ended
                                                                                              --------------------------------------
                                                                                                  June 27,              July  3,
                                                                                                    1998                  1999
                                                                                              ----------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..............................................................................           $ 4,340              $ 4,372
   Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities
       Depreciation and amortization........................................................             1,839                2,236
       Loss on sales of property and equipment..............................................                42                   --
       Deferred income taxes................................................................              (274)                (146)
       Provision for inventory obsolescence.................................................               (70)                 204
       Provision for doubtful accounts......................................................               141                  (34)
       Changes in assets and liabilities
         Accounts receivables...............................................................              (195)                (910)
         Inventories........................................................................            (2,142)                 849
         Prepaid expenses and other assets..................................................               163                 (834)
         Accounts payable...................................................................               355               (1,335)
         Other current liabilities..........................................................             2,622                  756
                                                                                                       -------              -------
           Total adjustments................................................................             2,481                  786
                                                                                                       -------              -------
  Net Cash Provided By Operating Activities.................................................             6,821                5,158
                                                                                                       -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipts on notes receivable..............................................................                15                   14
  Increase in notes receivable..............................................................                (6)                  --
  Purchase of property and equipment........................................................            (4,171)              (2,365)
  Proceeds from sale of property and equipment..............................................                51                   22
                                                                                                       -------              -------
  Net Cash Used In Investing Activities.....................................................            (4,111)              (2,329)
                                                                                                       -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes receivable - related party..............................................              (206)              (3,418)
  Net proceeds from sale of common stock....................................................               856                   95
                                                                                                       -------              -------
  Net Cash Provided By (Used In) Financing Activities.......................................               650               (3,323)

Effect of exchange rate changes on cash.....................................................              (159)                 111
                                                                                                       -------              -------
  Net increase (decrease) in cash and cash equivalents......................................             3,201                 (383)
Cash and cash equivalents at beginning of year..............................................             2,608                2,617
                                                                                                       -------              -------
Cash and cash equivalents at end of year....................................................           $ 5,809              $ 2,234
                                                                                                       =======              =======

Supplemental disclosures of cash flow information
  Cash paid during the year for
     Interest...............................................................................           $     6              $    13
     Income taxes...........................................................................             2,861                3,154

        The accompanying notes are an integral part of these statements.

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Basis of Presentation

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of July 3, 1999, and results of operations for the quarters and six months ended July 3, 1999 and June 27, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The results of operations for the quarter and six months ended July 3, 1999 may not be indicative of the results that may be expected for the fiscal year ending January 1, 2000.

NOTE A - INVENTORIES
     Inventories consist of the following:

                                                                                  January 2,               July 3,
                                                                                    1999                    1999
                                                                                -------------          --------------
Raw materials........................................................           $       3,043          $        2,486
Work in process......................................................                   1,534                   2,497
Finished goods.......................................................                   6,592                   5,599
                                                                                -------------          --------------
                                                                                       11,169                  10,582
Less allowance for inventory obsolescence............................                     626                     832
                                                                                -------------          --------------
                                                                                $      10,543          $        9,750
                                                                                =============          ==============

NOTE B - PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

                                                                                  January 2,               July 3,
                                                                                    1999                    1999
                                                                                -------------          --------------
Buildings............................................................           $       7,414          $        7,421
Laboratory and production equipment..................................                   2,697                   2,830
Computer equipment and software......................................                  11,075                  12,061
Furniture and fixtures...............................................                   2,024                   2,102
Automobiles..........................................................                     320                     323
Leasehold improvements...............................................                     461                     490
Land improvements....................................................                     542                     542
                                                                                -------------          --------------
                                                                                       24,533                  25,769
Less accumulated depreciation and amortization.......................                   5,681                   7,946
                                                                                -------------          --------------
                                                                                       18,852                  17,823
Land.................................................................                   2,548                   2,548
Deposits and projects in process.....................................                   1,351                   2,534
                                                                                -------------          --------------
                                                                                $      22,751          $       22,905
                                                                                =============          ==============

                     (In thousands, except per share data)

NOTE C - OTHER CURRENT LIABILITIES
     Other current liabilities consist of the following:

                                                                                  January 2,                July 3,
                                                                                     1999                    1999
                                                                                -------------           -------------
Accrued compensation and related items...............................           $         964           $         666
Distributor incentives...............................................                   1,140                   1,316
Income taxes.........................................................                     429                     116
Sales taxes..........................................................                     845                     808
Deferred revenue.....................................................                      34                      68
All other............................................................                   1,093                   2,299
                                                                                -------------           -------------
                                                                                $       4,505           $       5,273
                                                                                =============           =============

NOTE D - EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares outstanding for each period. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Potential shares included in dilutive earnings per share calculations include stock options granted but not exercised.


                                                        For the Quarter Ended June 27, 1998
                                                    -------------------------------------------
                                                     Earnings           Shares        Earnings
                                                    (Numerator)      (Denominator)    Per Share
                                                    ------------     ------------     ---------
Basic EPS
Net earnings....................................    $      2,404           12,895     $    0.19
                                                                                      =========
Effect of dilutive securities
Stock options...................................               -            1,169
                                                    ------------     ------------
Diluted EPS
Net earnings....................................    $      2,404           14,064     $    0.17
                                                    ============     =============    =========


                                                        For the Quarter Ended July 3, 1999
                                                    -------------------------------------------
                                                     Earnings           Shares        Earnings
                                                    (Numerator)      (Denominator)    Per Share
                                                    -----------      ------------     ---------
Basic EPS
Net earnings....................................    $     2,244            12,946     $    0.17
                                                                                      =========
Effect of dilutive securities
Stock options...................................              -               306
                                                    -----------      ------------
Diluted EPS
Net earnings....................................    $     2,244            13,252     $    0.17
                                                    ===========      ============     =========

     Options to purchase 540 shares of stock at an average price of $10.64 were not included in the computation of EPS for the quarter ended July 3, 1999, because their exercise price was greater than the average market price of the shares.

                     (In thousands, except per share data)


                                                       For the Six Months Ended June 27, 1998
                                                    -------------------------------------------
                                                     Earnings           Shares        Earnings
                                                    (Numerator)      (Denominator)    Per Share
                                                    -----------      ------------     ---------
Basic EPS
Net earnings....................................    $     4,340            12,842     $    0.34
                                                                                      =========
Effect of dilutive securities
Stock options...................................              -             1,060
                                                    -----------      ------------
Diluted EPS
Net earnings....................................    $     4,340            13,902     $    0.31
                                                    ===========      ============     =========


                                                      For the Six Months Ended July 3, 1999
                                                    -------------------------------------------
                                                     Earnings           Shares        Earnings
                                                    (Numerator)      (Denominator)    Per Share
                                                    -----------      ------------     ---------
Basic EPS
Net earnings....................................         $4,372            12,998         $0.34
                                                                                      =========
Effect of dilutive securities
Stock options...................................              -               406
                                                    -----------      ------------
Diluted EPS
Net earnings....................................    $     4,372            13,404     $    0.33
                                                    ===========      ============     =========


     Options to purchase 320 shares of stock at an average price of $11.61 were not included in the computation of EPS for the six months ended July 3, 1999, because their exercise price was greater than the average market price of the shares.


NOTE E--SEGMENT INFORMATION

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

     Interest revenues and expenses, income taxes and equity in the earnings of subsidiaries, while significant, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

                     (In thousands, except per share data)

     Financial information summarized by geographic segment for the six months ended June 27, 1998 and July 3, 1999 is listed below:

                                                                                        Australia/
                         Six Months Ended                                                  New      United    All
                          June 27, 1998                             Domestic   Canada    Zealand    Kingdom  Others   Totals
                         ----------------                           --------  --------  ----------  -------  ------  --------
Revenues from external customers..................................   $34,645   $16,310      $6,122  $    --  $  --    $57,077
Earnings before income taxes......................................   $ 4,227   $ 1,897      $  956  $    --  $  --    $ 7,080
Long-lived assets.................................................   $15,086   $   277      $1,018  $    --  $  --    $16,381
Total assets......................................................   $28,212   $ 1,423      $4,246  $    --  $  --    $33,881


                                                                                        Australia/
                         Six Months Ended                                                  New       United      All
                           July 3, 1999                             Domestic   Canada    Zealand     Kingdom   Others    Totals
                         ----------------                           --------  --------  ----------  ---------  -------  --------
Revenues from external customers..................................   $34,046   $14,815     $13,573   $ 1,367   $   --   $ 63,801
Earnings before income taxes......................................   $ 3,040   $ 2,730     $ 2,354   $(1,036)  $   (2)  $  7,086
Long-lived assets.................................................   $20,868   $   235     $ 1,017   $   842   $   --   $ 22,962
Total assets......................................................   $31,613   $ 2,230     $ 4,190   $ 2,105   $    6   $ 40,144

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

General

     USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of July 3, 1999, the Company had approximately 118,000 current distributors in the United States, Canada, Australia, New Zealand and the United Kingdom. The Australia-New Zealand and the United Kingdom markets initiated operations on February 12, 1998 and November 30, 1998, respectively. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, while choosing not to become independent distributors. As of July 3, 1999, the Company had approximately 37,000 Preferred Customers.

     The Company has experienced significant growth since its inception. From 1993 to 1998, net sales of the Company grew from $3.9 million to $121.6 million, while net earnings increased from a loss of $312,000 to net earnings of $9.5 million.

     The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 78% of the Company's net sales for the quarter ended July 3, 1999. The Company's top selling products, USANA Essentials and Proflavanol, represented approximately 42% and 16%, respectively, of net sales for the six months ended July 3, 1999. No other products accounted for more than 10% of net sales during the first six months of 1999. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement tablet, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. The Company introduced its weight management line in its Australia-New Zealand market in February 1999. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 3% of the Company's net sales for the six months ended July 3, 1999.

     Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors and Preferred Customers who purchase products and sales materials. The Company recognizes revenue when products are shipped and title passes to independent distributors and Preferred Customers. During the first six months of 1999, sales in the Company's four primary markets, the United States, Canada, Australia-New Zealand and the United Kingdom, were 53.4%, 23.2%, 21.3% and 2.1%, respectively, of net sales of the Company. As the Company expands into additional international markets, the Company expects international operations to account for an increasing percentage of its net sales.

     Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product exports. In the first six months of 1999, products manufactured by the Company accounted for approximately 75% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

     Distributor incentives are the Company's most significant expense and represented 44.4% of net sales for the six months ended July 3, 1999. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated in their downline. Generally, distributor kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

     The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its distributors.

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company expects to add human resources and associated infrastructure as operations expand. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the distributor and Preferred Customer base. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Myron W. Wentz, PhD, does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary or other compensation, selling, general and administrative expenses would increase.

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

Results Of Operations

Quarters Ended July 3, 1999 and June 27, 1998

     Net Sales. Net sales increased 5.1% to $32.5 million for the quarter ended July 3, 1999, an increase of $1.6 million from the $30.9 million reported for the comparable quarter in 1998. The increase in net sales is primarily the result of a 31.4% increase in the Company's customer base. Customers of the Company include both independent distributors and Preferred Customers. The Company's current distributor base increased 15.7% to 118,000 at July 3, 1999 compared to 102,000 at June 27, 1998, with all of the growth occurring in the Company's Australia-New Zealand and United Kingdom markets. Preferred Customers grew 131.3% to 37,000 at July 3, 1999 compared to 16,000 at June 27, 1998. Net sales during the quarter ended June 27, 1998 included approximately $1 million from product sales incident to the Company's annual international convention in June 1998. No convention sales are included in the results for quarter ended July 3, 1999, as the 1999 annual convention was held during the third quarter.

     The following tables illustrate the growth in sales and customers by market for the quarters ended June 27, 1998 and July 3, 1999:

                                                       SALES BY MARKET
                                                        (in millions)
                                                        Quarter Ended
                                ------------------------------------------------------------
                                                                                                   Growth over           %
Market                                   June 27, 1998                  July 3, 1999               Prior Year          Growth
------                          ----------------------------   -----------------------------     --------------      ----------
United States.................. $      18.0            58.3%   $      17.0             52.3%     $         (1.0)       (5.8%)
Canada.........................         8.3            27.0            7.7             23.8                (0.6)       (7.5%)
Australia-New Zealand..........         4.6            14.7            7.1             21.9                 2.5        56.2%
United Kingdom.................           -               -            0.7              2.1                 0.7           -
                                -----------    ------------    -----------     ------------      --------------
Consolidated................... $      30.9           100.0%   $      32.5            100.0%     $          1.6         5.1%
                                ===========    ============    ===========     ============      ==============


                                             CURRENT DISTRIBUTORS BY MARKET

                                            As of                          As of                   Growth over           %
Market                                  June 27, 1998                   July 3, 1999               Prior Year          Growth
------                          ----------------------------   -----------------------------     --------------      ----------
United States..................      58,000            56.9%         57,000            48.3%             (1,000)        (1.7%)
Canada.........................      32,000            31.4          30,000            25.4              (2,000)        (6.3%)
Australia-New Zealand..........      12,000            11.8          28,000            23.7              16,000        133.3%
United Kingdom.................           -               -           3,000             2.5               3,000            -
                                -----------    ------------    ------------    ------------      --------------
Consolidated...................     102,000           100.0%        118,000           100.0%             16,000         15.7%
                                ===========    ============    ============    ============      ==============


                                                PREFERRED CUSTOMERS BY MARKET

                                            As of                          As of                   Growth over           %
Market                                  June 27, 1998                   July 3, 1999               Prior Year          Growth
------                          ----------------------------   -----------------------------     --------------      ----------
United States..................      10,000            62.5%         21,000            56.8%             11,000         110.0%
Canada.........................       5,000            31.3          10,000            27.0               5,000         100.0%
Australia-New Zealand..........       1,000             6.3           5,000            13.5               4,000         400.0%
United Kingdom.................           -               -           1,000             2.7               1,000             -
                                -----------    ------------    ------------    ------------      --------------
Consolidated...................      16,000           100.0%         37,000           100.0%             21,000         131.3%
                                ===========    ============    ============    ============      ==============

                                                 TOTAL CUSTOMERS BY MARKET

                                            As of                          As of                   Growth over           %
Market                                  June 27, 1998                   July 3, 1999               Prior Year          Growth
------                          ----------------------------   -----------------------------     --------------      ----------
United States..................      68,000            57.6%         78,000            50.3%             10,000         14.7%
Canada.........................      37,000            31.4          40,000            25.8               3,000          8.1%
Australia-New Zealand..........      13,000            11.0          33,000            21.3              20,000        153.8%
United Kingdom.................           -               -           4,000             2.6               4,000            -
                                -----------    ------------    ------------    ------------      --------------
Consolidated...................     118,000           100.0%        155,000           100.0%             37,000         31.4%
                                ===========    ============    ============    ============      ==============

     Cost of Sales. Cost of sales decreased 1.1% to $6.3 million for the second quarter ended July 3, 1999, a decrease of $68,000 from the $6.4 million reported for the comparable quarter in 1998. As a percentage of net sales, cost of sales decreased to 19.5% for the second quarter ended July 3, 1999 from 20.7% for the comparable quarter in 1998. The decrease in cost of sales as a percentage of net sales can be primarily attributed to:

     . A change in sales mix to fewer distributor kits, sales aids and logo merchandise, which are sold at a reduced gross profit margin compared to other USANA products and

     .  Volume-based efficiencies in production and procurement activities.

     Distributor Incentives. Distributor incentives increased 3.6% to $14.4 million for the second quarter ended July 3, 1999, an increase of $0.5 million from the $13.9 million reported for the comparable quarter in 1998. The increase in distributor incentives for the second quarter of 1999 can be attributed to an increase in commissionable sales. As a percentage of net sales, distributor incentives decreased to 44.5% in the second quarter of 1999 from 45.1% for the comparable quarter in 1998. The decrease in distributor incentives as a percentage of net sales can primarily be attributed to three factors:

     .  The introduction of a new level in the distributor compensation plan,

     .  A decreased proportion of sales volume points relative to net sales and

     .  Inefficiencies in the distributor network in the United Kingdom.

The new level in the distributor compensation plan is now the lowest compensated level in the Company's network marketing system. The Company believes this new level will assist in distributor retention efforts by paying these distributors earlier on reduced downline requirements; however, this level does pay at a lower rate than other levels in the Company's network marketing system.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.5% to $7.7 million for the quarter ended July 3, 1999, an increase of $1.4 million from the $6.3 million reported for the comparable quarter in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 23.8% in the second quarter of 1999 from 20.4% for the comparable quarter in 1998. The increase in selling, general and administrative expenses can be attributed to several factors:

     .  Higher relative costs associated with operations in the United Kingdom,

     .  Increased spending on sales and marketing efforts,

     . Increased costs including, but not limited to, employee compensation as a result of building the Company's infrastructure to meet strategic objectives and

     . Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion.

The Company expects these factors to continue to put pressure on selling, general and administrative expenses as a percentage of net sales throughout 1999.

     Research and Development. Research and development expenses decreased 11.8% to $329,000 for the quarter ended July 3, 1999 compared to $373,000 for the comparable quarter in 1998. As a percentage of net sales, research and development expenses decreased to 1.0% in the second quarter of 1999 from 1.2% for the comparable period in 1998. The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings. Net earnings decreased 6.7% to $2.2 million for the quarter ended July 3, 1999, a decrease of $0.2 million from the $2.4 million reported for the comparable quarter in 1998. The decrease in net earnings reflects the combined effect of increased selling, general and administrative expenses, decreased cost of sales and decreased distributor incentives relative to net sales, which resulted in a 6.9% profit margin in the second quarter of 1999 compared to 7.8% for the comparable quarter in 1998. Diluted earnings per share remained flat at $0.17 for the quarters ended July 3, 1999 and June 27, 1998.

Six Months Ended July 3, 1999 and June 27, 1998

     Net Sales. Net sales increased 11.8% to $63.8 million for the six months ended July 3, 1999, an increase of $6.7 million from the $57.1 million reported for the comparable period in 1998. The increase in net sales is primarily the result of a 31.4% increase in the Company's customer base. Customers of the Company include both independent distributors and Preferred Customers. The Company's current distributor base increased 15.7% to 118,000 at July 3, 1999 compared to 102,000 at June 27, 1998, with all of the growth occurring in the Company's Australia-New Zealand and United Kingdom markets. Preferred Customers grew 131.3% to 37,000 at July 3, 1999 compared to 16,000 at June 27, 1998. Net sales during the six months ended June 27, 1998 included approximately $1 million from product sales incident to the Company's annual international
convention in June 1998.   No convention sales are included in the results for
the six months ended July 3, 1999, as the 1999 annual convention was held during the third quarter.

     The following tables illustrate the growth in sales by market for the six months ended June 27, 1998 and July 3, 1999:

                                                       SALES BY MARKET
                                                        (in millions)
                                                       Six Months Ended
                                ------------------------------------------------------------
                                                                                                   Growth over           %
Market                                   June 27, 1998                  July 3, 1999               Prior Year          Growth
------                          ----------------------------   -----------------------------     --------------      ----------
United States..................       $34.6            60.7%         $34.0             53.4%              $(0.6)        (1.7%)
Canada.........................        16.3            28.6           14.8             23.2                (1.5)        (9.2%)
Australia-New Zealand..........         6.2            10.7           13.6             21.3                 7.4        121.7%
United Kingdom.................           -               -            1.4              2.1                 1.4            -
                                -----------    ------------    -----------     ------------      --------------
Consolidated...................       $57.1           100.0%         $63.8            100.0%              $ 6.7         11.8%
                                ===========    ============    ===========     ============      ==============

     Cost of Sales. Cost of sales increased 7.0% to $12.7 million for the six months ended July 3, 1999, an increase of $0.8 million from the $11.9 million reported for the comparable period in 1998. As a percentage of net sales, cost of sales decreased to 19.9% for the first six months of 1999 from 20.8% for the comparable period in 1998. The decrease in cost of sales as a percentage of net sales can be primarily attributed to:

     . A change in sales mix to fewer distributor kits, sales aids and logo merchandise, which are sold at a reduced gross profit margin compared to other USANA products and

     .  Volume-based efficiencies in production and procurement activities.

     Distributor Incentives. Distributor incentives increased 10.3% to $28.3 million for the six months ended July 3, 1999, an increase of $2.6 million from the $25.7 million reported for the comparable period in 1998. The increase in distributor incentives for the first six months of 1999 can be attributed to an increase in commissionable sales. As a percentage of net sales, distributor incentives decreased to 44.4% in the first six months of 1999 from 45.0% for the comparable period in 1998. The decrease in distributor incentives as a percentage of net sales can primarily be attributed to three factors:

     .  The introduction of a new level in the distributor compensation plan,

     .  A decreased proportion of sales volume points relative to net sales and

     . Inefficiencies in the distributor network in the United Kingdom, which was opened in November 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 27.5% to $15.0 million for the six months ended July 3, 1999, an increase of $3.2 million from the $11.8 million reported for the comparable period in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 23.5% in the first six months of 1999 from 20.6% for the comparable period in 1998. The increase in selling, general and administrative expenses can be attributed to several factors:

     .  Higher relative costs associated with operations in the United Kingdom,

     .  Increased spending on sales and marketing efforts,

     . Increased costs including, but not limited to, employee compensation as a result of building the Company's infrastructure to meet strategic objectives and

     . Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion.

The Company expects to see continued pressure on selling, general and administrative expenses as a percentage of net sales throughout 1999, particularly as new markets are opened during the third and fourth quarters of the year. The Company is planning to enter the Netherlands and Hong Kong in the third and fourth quarter, respectively, of 1999.

     Research and Development. Research and development expenses decreased 5.9% to $684,000 for the six months ended July 3, 1999 compared to $727,000 for the comparable period in 1998. As a percentage of net sales, research and development expenses decreased to 1.1% in the first six months of 1999 from 1.3% for the comparable period in 1998. The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings. Net earnings increased 0.7% to $4.4 million for the six months ended July 3, 1999, an increase of $32,000 from the $4.3 million reported for the comparable period in 1998. The increase in net earnings can primarily be attributed to the increase in net sales. The increase in net earnings reflects the combined effect of decreased cost of sales, decreased distributor incentives and increased selling, general and administrative expenses relative to net sales, which resulted in a 6.9% profit margin for the first six months of 1999 compared to 7.6% for the comparable period in 1998. Diluted earnings per share increased 6.5% to $0.33 for the six months ended July 3, 1999 from $0.31 for the comparable period in 1998.

Liquidity and Capital Resources

     The Company has financed its growth primarily from cash flows from operations. During the first six months of 1999, the Company generated net cash from operations of $5.2 million compared to $6.8 million for the comparable period in 1998. Cash and cash equivalents decreased to $2.2 million at July 3, 1999 from $2.6 million at January 2, 1999. Working capital totaled $9.0 million at July 3, 1999 compared to $7.9 million at January 2, 1999. The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

     The Company invested $2.4 million in property and equipment during the six months ended July 3, 1999 compared to $4.2 million during the comparable period in 1998. Inventory decreased to $9.8 million at July 3, 1999 from $10.5 million at fiscal year end 1998.

     At July 3, 1999 the Company had $10.0 million available under its line of credit which expires May 31, 2000. The interest rate is computed at the bank's prime rate, or at the option of the Company, the LIBOR base rate plus 2.0%. Certain receivables, inventories and equipment collateralize the line of credit. The line-of-credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of July 3, 1999, the Company was in compliance with these covenants. There was no outstanding balance on the line of credit as of July 3, 1999.

     During 1998 and the first six months of 1999, the Company advanced funds to its President, CEO and Chairman, Dr. Wentz. On April 28, 1999, the Company entered into an arrangement with Dr. Wentz to provide up to $5.0 million, including all amounts advanced to date. The obligation is evidenced by a promissory note and redemption agreement. The obligations of Dr. Wentz are secured by the pledge of shares of the Company's common stock. The arrangement calls for repayment of the borrowed amounts to be made by redemption of the pledged shares of common stock. All shares redeemed through this arrangement will be cancelled. The Company's redemption of these shares pursuant to the agreement will reduce the number of shares outstanding, resulting in higher earnings per share than would have otherwise been achieved. This arrangement also allows Dr. Wentz to achieve some liquidity in his beneficial ownership interest in the Company without creating an oversupply of available shares in the market. Substantially all of the funds available under the Promissory Note and Redemption Agreement had been advanced as of July 3, 1999. Additional funds may be advanced to Dr. Wentz under terms yet to be determined. See Item 5, Other Information, below.

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

Year 2000 Issues

     The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the millennium (year 2000) approaches. The "Year 2000 problem" is pervasive and complex, with the possibility that it will affect many technology systems and is the result of the rollover of the two digit year value from "99" to "00". Systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company is in the process of assessing its state of readiness, including the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment also includes an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of operations of the Company. As a part of this assessment, the

Company is also determining the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company will use, if necessary, both internal and external resources to reprogram, or replace and test its software for Year 2000 acceptability. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems.

     Independent of the Year 2000 problem, the Company determined in late 1997 that the purchase and installation of an Enterprise Resource Planning system (ERP system) could assist in achieving overall efficiencies. The ERP system will replace all of the Company's existing resource planning systems except for the Distribution System. The Company has begun installing the ERP system and expects the installation to be complete during the first quarter of 2000. The third-party vendor of the ERP system has certified that its software is Year 2000 compliant according to the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues related to its primary internal business information systems. The Company intends to replace the Distribution System with two new systems in 1999 and to integrate it with the ERP system. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company conducts its business in several countries and intends to continue to expand its foreign operations. Recently the Company announced it would open new markets in the Netherlands and Hong Kong later this year. Sales outside the United States represented 21.1%, 30.8%, 42.5% and 46.6% of the Company's net sales in 1996, 1997, 1998 and for the six months ended July 3, 1999, respectively. Net sales are affected by fluctuations in interest rates, currency exchange rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, the operations of the Company are exposed to significant risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

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

                         PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is party to certain litigation in the United States Federal District Court for the District of Connecticut involving the Company's rights to continue to sell is popular Proflavanol product. These actions have been disclosed by the Company in its reports filed with the SEC in prior periods, more specifically in the Company's Annual Report on Form 10-K for the year ended January 2, 1999 and its Form 10-Q for the quarterly period ended April 3, 1999.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting of Shareholders on May 27, 1999, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

 (1) Election of five directors and

 (2) Selection of Grant Thornton LLP as the Company's independent certified public accountants.

     A total of 11,858,674 shares (approximately 91%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.   For the directors as follows:

-------------------------------------------------------------------------------------------------------------
                                        Number of               Number of                Number of  Shares
              Name                      Shares For            Shares Against            Abstaining/Withheld
-------------------------------------------------------------------------------------------------------------
Dr. Myron W. Wentz                      11,837,610                21,064                         -
-------------------------------------------------------------------------------------------------------------
David A. Wentz                          11,837,610                21,064                         -
-------------------------------------------------------------------------------------------------------------

Ronald S. Poelman                       11,837,610                21,064                         -
-------------------------------------------------------------------------------------------------------------
Dr. Ned M. Weinshenker                  11,837,610                21,064                         -
-------------------------------------------------------------------------------------------------------------
Robert Anciaux                          11,837,610                21,064                         -
-------------------------------------------------------------------------------------------------------------

2. For the ratification of the Board's selection of Grant Thornton LLP as the independent certified accountants of the Company as follows:

------------------------------------------------------------------------------------------------------------
                      Number of                               Number of                Number of  Shares
                      Shares For                            Shares Against            Abstaining/Withheld
------------------------------------------------------------------------------------------------------------
                      11,826,603                                17,509                        14,562
------------------------------------------------------------------------------------------------------------

Item 5.  Other Information

Transactions with the President and CEO

     On April 28, 1999, the Company agreed to provide up to $5.0 million to its President, CEO and Chairman, Dr. Wentz, pursuant to a Promissory Note and Redemption Agreement ("Agreement"). Repayment of amounts advanced under the Agreement, together with interest at prime rate, will be made through the surrender and redemption of shares of the Company's common stock beneficially owned by Dr. Wentz, held by Gull Holdings Ltd. ("Gull"). Dr. Wentz is the sole shareholder of Gull. Gull has pledged shares to secure the payment and redemption as contemplated by the Agreement. Payment must be made by redemption of shares by August 31, 1999 in the amount of $2.5 million. The balance of unpaid principal and accrued interest will be paid by redemption by December 31, 1999. Dr. Wentz may make up to two interim payments by redemption of shares
prior to August 31, 1999.   Up to two additional interim payments may also be
made during the period from September 1, 1999 to December 31, 1999. The number of shares subject to redemption at the time of each payment will be determined by the average closing price of the Company's common stock as reported by NASDAQ for the five trading days preceding a payment date. The total $5.0 million available under the Promissory Note and Redemption Agreement had been advanced to Dr. Wentz as of August 6, 1999. On May 24, 1999, the Company redeemed 300,000 shares of its common stock beneficially owned by Dr. Wentz for $3.1 million. Additional funds may be advanced to Dr. Wentz under terms yet to be determined.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

Exhibit
Number                            Description
-------                           -----------

3.1 Articles of Incorporation [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2 Bylaws [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

4.1 Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1 Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank ("Seafirst Bank") and the Company [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.2 Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.3 Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.4 Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]

10.5 Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to the Company's Report on Form 10-Q for the period ended April 3, 1999]

10.6 Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to the Company's Report on Form 10-Q for the period ended April 3, 1999]

11.1 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

22.1 Subsidiaries of the Company [Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 2, 1999]

27.1       Financial Data Schedule

        (b)  Reports on Form 8-K.

           The Company filed no current reports on Form 8-K during the quarter ended July 3, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  USANA, INC.



Date:  August 16, 1999                            By: /s/  Gilbert A. Fuller
       ---------------                                --------------------------
                                                      Gilbert A. Fuller
                                                      Senior Vice President and
                                                      Chief Financial Officer