Form 10-Q
period 1999-10-03
USANA INC
filed 1999-11-16
CIK 896264

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 10,165,238.

================================================================================

                                  USANA, INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended October 2, 1999

                                     INDEX

                                                                                                                        Page
                                                                                                                      --------

                                                  PART I.  FINANCIAL INFORMATION

Item 1          Financial Statements
                  Consolidated Balance Sheets ......................................................................         3
                  Consolidated Statements of Operations  - Quarter Ended ...........................................         4
                  Consolidated Statements of Earnings  - Nine Months Ended .........................................         5
                  Consolidated Statements of Stockholders' Equity ..................................................         6
                  Consolidated Statements of Cash Flows ............................................................       7-8
                  Notes to Consolidated Financial Statements .......................................................      9-13
Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations ..............     13-21
Item 3          Quantitative and Qualitative Disclosures About Market Risk .........................................     21-22

                                                   PART II.  OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K  ..................................................................     22-23

Signatures .........................................................................................................        24

                           USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                                      Unaudited
                                                                                                                      ---------
                                                                                                   January 2,         October 2,
                                                                                                      1999               1999
                                                                                                 -------------     --------------
ASSETS
Current Assets
  Cash and cash equivalents....................................................................        $ 2,617            $ 1,522
  Accounts receivable, net.....................................................................            294              1,019
  Current maturities of notes receivable.......................................................             16                 --
  Income tax receivable........................................................................             --                996
  Inventories, net  (Note A)...................................................................         10,543             10,210
  Prepaid expenses and other current assets....................................................          1,912              2,232
  Deferred income taxes........................................................................          1,233              1,794
                                                                                                       -------            -------
     Total current assets......................................................................         16,615             17,773

Property and Equipment, net (Note .)...........................................................         22,751             21,035
Notes Receivable, less current maturities......................................................              5                  5
Other Assets...................................................................................             55                515
                                                                                                       -------            -------
                                                                                                       $39,426            $39,328
                                                                                                       =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Checks written in excess of cash in bank.....................................................        $    --            $ 1,598
  Current maturities of long-term debt.........................................................             --              2,000
  Accounts payable.............................................................................          4,211              3,769
  Other current liabilities (Note C)...........................................................          4,505              5,831
  Restructuring provision (Note E).............................................................             --              2,614
  Line of credit...............................................................................             --              4,350
                                                                                                       -------            -------
     Total current liabilities.................................................................          8,716             20,162

Long-term Debt, less current maturities........................................................             --              8,000
Deferred Income Taxes..........................................................................            624                634

Stockholders' Equity
  Common stock, no par value; authorized 50,000 shares; issued and outstanding
    13,047 shares at January 2, 1999 and 10,155 shares at October 2, 1999 (Note D).............          9,131              2,806
  Retained earnings............................................................................         21,668              7,828
  Notes receivable - related party.............................................................           (531)                --
  Accumulated other comprehensive loss.........................................................           (182)              (102)
                                                                                                       -------            -------
     Total stockholders' equity................................................................         30,086             10,532
                                                                                                       -------            -------
                                                                                                       $39,426            $39,328
                                                                                                       =======            =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                                            Unaudited
                                                                                            ---------------------------------------
                                                                                                          Quarter Ended
                                                                                                          -------------
                                                                                                September 26,          October 2,
                                                                                                    1998                  1999
                                                                                            ------------------     ----------------
Net sales..............................................................................                $32,123              $32,359
Cost of sales..........................................................................                  6,725                6,316
                                                                                                       -------              -------
  Gross profit.........................................................................                 25,398               26,043

Operating expenses
  Distributor incentives...............................................................                 14,312               14,286
  Selling, general and administrative..................................................                  6,705                8,405
  Restructuring and impairment (Note E)................................................                     --                4,400
  Research and development.............................................................                    405                  343
                                                                                                       -------              -------
     Total operating expenses..........................................................                 21,422               27,434
                                                                                                       -------              -------
Earnings (loss) from operations........................................................                  3,976               (1,391)

Other income (expense)
  Interest income......................................................................                     89                   96
  Interest expense.....................................................................                     (1)                  (9)
  Other, net...........................................................................                     25                  110
                                                                                                       -------              -------
     Total other income................................................................                    113                  197
                                                                                                       -------              -------
Earnings (loss) before income taxes....................................................                  4,089               (1,194)

Income tax expense (benefit)...........................................................                  1,559                 (444)
                                                                                                       -------              -------
  NET EARNINGS (LOSS)..................................................................                $ 2,530              $  (750)
                                                                                                       =======              =======

Earnings (loss) per share (Note D)
  Earnings (loss) per share--basic.....................................................                $  0.19              $ (0.06)
                                                                                                       =======              =======
  Weighted average shares outstanding--basic...........................................                 12,987               12,473
                                                                                                       =======              =======
  Earnings (loss) per share--diluted...................................................                $  0.18              $ (0.06)
                                                                                                       =======              =======
  Weighted average shares outstanding--diluted.........................................                 14,190               12,473
                                                                                                       =======              =======

        The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)

                                                                                           Unaudited
                                                                             -------------------------------------
                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                               September 26,          October 2,
                                                                                   1998                  1999
                                                                             ----------------     ----------------
Net sales................................................................       $89,200                 $96,160
Cost of sales............................................................        18,619                  19,038
                                                                                -------                 -------
  Gross profit...........................................................        70,581                  77,122

Operating expenses
  Distributor incentives.................................................        40,004                  42,633
  Selling, general and administrative....................................        18,456                  23,390
  Restructuring and impairment (Note E)..................................            --                   4,400
  Research and development...............................................         1,132                   1,027
                                                                                -------                 -------
     Total operating expenses............................................        59,592                  71,450
                                                                                -------                 -------
Earnings from operations.................................................        10,989                   5,672

Other income (expense)
  Interest income........................................................           199                     218
  Interest expense.......................................................            (7)                    (22)
  Other, net.............................................................           (12)                     24
                                                                                -------                 -------
     Total other income..................................................           180                     220
                                                                                -------                 -------
Earnings before income taxes.............................................        11,169                   5,892

Income taxes.............................................................         4,299                   2,270
                                                                                -------                 -------
  NET EARNINGS...........................................................       $ 6,870                 $ 3,622
                                                                                =======                 =======

Earnings per share (Note D)
  Earnings per share--basic..............................................       $  0.53                 $  0.28
                                                                                =======                 =======
  Weighted average shares outstanding--basic.............................        12,904                  12,823
                                                                                =======                 =======
  Earnings per share--diluted............................................       $  0.49                 $  0.28
                                                                                =======                 =======
  Weighted average shares outstanding--diluted...........................        13,980                  13,158
                                                                                =======                 =======

        The accompanying notes are an integral part of these statements.

                          USANA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Nine Months Ended September 26, 1998 and October 2, 1999
                                (in thousands)

                                                                                 Accumulated
                                                                                    Other
                                                Common stock        Retained     Comprehensive
                                               --------------
                                              Shares    Amount      Earnings      Income/loss       Other          Total
                                             -------  --------      --------      -----------       -----          -----
For the Nine Months Ended September 26,
1998
Balance at December 27, 1997                 12,812     $ 7,167     $ 12,171      $    (80)       $    --        $ 19,258

Comprehensive income

  Net earnings                                   --          --        6,870            --             --           6,870

  Foreign currency translation adjustment        --          --           --          (522)            --            (522)
                                                                                                                 --------
  Comprehensive income                                                                                              6,348

Notes receivable - related party                 --          --           --            --           (402)           (402)

Common stock issued under stock option
 Plan                                           179       1,594           --            --             --           1,594
                                             ------     -------     --------      --------        -------        --------

Balance at September 26, 1998                12,991     $ 8,761     $ 19,041      $   (602)       $  (402)       $ 26,798
                                             ======     =======     ========      ========        =======        ========

For the Nine Months Ended October 2, 1999
Balance at January 2, 1999                   13,047     $ 9,131     $ 21,668      $   (182)       $  (531)       $ 30,086

Comprehensive income

  Net earnings                                   --          --        3,622            --             --           3,622

  Foreign currency translation adjustment        --          --           --            80             --              80
                                                                                                                 --------
  Comprehensive income                                                                                              3,702

Common stock retired and advances to
 related party                               (2,950)     (6,585)     (17,462)           --            531         (23,516)
Common stock issued under stock option
 plan, including tax benefit of $105             58         260           --            --             --             260
                                             ------     -------     --------      --------        -------        --------

Balance at October 2, 1999                   10,155     $ 2,806     $  7,828      $   (102)       $    --        $ 10,532
                                             ======     =======     ========      ========        =======        ========


       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Unaudited
                                                                                     ---------------------------------
                                                                                             Nine Months Ended
                                                                                             -----------------
                                                                                      September 26,      October 2,
                                                                                          1998               1999
                                                                                     ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings....................................................................      $ 6,870          $  3,622
     Adjustments to reconcile net earnings to net cash provided by
      Operating activities
       Depreciation and amortization..............................................        2,845             3,441
       Loss on restructuring and impairment.......................................           --             4,278
       Loss on sale of property and equipment.....................................           17                 3
       Deferred income taxes......................................................         (635)             (942)
       Provision for inventory obsolescence.......................................          (70)             (171)
       Provision for doubtful accounts............................................          256               (29)
       Changes in assets and liabilities
         Accounts receivable......................................................         (457)             (654)
         Inventories..............................................................       (3,161)              745
         Income tax receivable....................................................           --              (996)
         Prepaid expenses and other assets........................................       (1,420)             (678)
         Accounts payable.........................................................          297              (449)
         Other current liabilities................................................        3,282             1,359
                                                                                        -------           -------
           Total adjustments......................................................          954             5,907
                                                                                        -------           -------

  Net Cash Provided By Operating Activities.......................................        7,824             9,529
                                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Receipts on notes receivable....................................................           22                16
  Increase in notes receivable....................................................         (132)               --
  Purchase of property and equipment..............................................       (7,574)           (3,412)
  Proceeds from sale of property and equipment....................................           75                84
                                                                                        -------           -------

  Net Cash Used In Investing Activities...........................................       (7,609)           (3,312)
                                                                                        -------           -------

       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                                (in thousands)

                                                                                                     Unaudited
                                                                                       -------------------------------------
                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                         September 26,          October 2,
                                                                                             1998                  1999
                                                                                       ----------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Checks written in excess of cash in bank....................................                --                  1,598
  Net proceeds from the sale of common stock..................................               989                    155
  Common stock retired and advances to related party..........................              (402)               (23,516)
  Proceeds from the issuance of long-term debt................................                --                 10,000
  Increase in line of credit..................................................                --                  4,350
                                                                                          ------               --------

  Net Cash Provided By (Used In) Financing Activities.........................               587                 (7,413)

Effect of exchange rate changes on cash.......................................              (129)                   101
                                                                                          ------               --------
  Net increase (decrease) in cash and cash equivalents........................               673                 (1,095)
Cash and cash equivalents at beginning of year................................             2,608                  2,617
                                                                                          ------               --------
Cash and cash equivalents at end of year......................................            $3,281               $  1,522
                                                                                          ======               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
     Interest.................................................................            $    7               $     22
     Income taxes.............................................................             4,247                  4,076

   Non-cash financing activities
     Repurchase of common stock by cancellation of note.......................            $   --               $    531

        The accompanying notes are an integral part of these statements.

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Basis of Presentation

     The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of October 2, 1999, and results of operations for the quarters and nine months ended October 2, 1999 and September 26, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The results of operations for the quarter and nine months ended October 2, 1999 may not be indicative of the results that may be expected for the fiscal year ending January 1, 2000.

NOTE A - INVENTORIES

     Inventories consist of the following:

                                                                                January 2,              October 2,
                                                                                  1999                    1999
                                                                          -------------------     -------------------
Raw materials........................................................           $ 3,043                  $ 2,881
Work in process......................................................             1,534                    1,689
Finished goods.......................................................             6,592                    6,113
                                                                          -------------------     -------------------
                                                                                 11,169                   10,683
Less allowance for inventory obsolescence............................               626                      473
                                                                          -------------------     -------------------
                                                                                $10,543                  $10,210
                                                                          ===================     ===================

      NOTE B - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:
                                                                               January 2,              October 2,
                                                                                  1999                    1999
                                                                          -------------------     -------------------
Buildings............................................................            $ 7,414                $ 7,421
Laboratory and production equipment..................................              2,697                  2,926
Computer equipment and software......................................             11,075                 11,130
Furniture and fixtures...............................................              2,024                  2,122
Automobiles..........................................................                320                    324
Leasehold improvements...............................................                461                    505
Land improvements....................................................                542                    542
                                                                          -------------------     -------------------
                                                                                  24,533                 24,970
Less accumulated depreciation and amortization.......................              5,681                  8,104
                                                                          -------------------     -------------------
                                                                                  18,852                 16,866
Land.................................................................              2,548                  2,548
Deposits and projects in process.....................................              1,351                  1,621
                                                                          -------------------     -------------------
                                                                                 $22,751                $21,035
                                                                          ===================     ===================

                     (In thousands, except per share data)


NOTE C - OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                                               January 2,              October 2,
                                                                                  1999                    1999
                                                                          -------------------     -------------------
Employee compensation and related items..............................            $  964                  $  954
Distributor incentives...............................................             1,140                   1,421
Income taxes.........................................................               429                     505
Sales taxes..........................................................               845                     794
Deferred revenue.....................................................                34                     126
All other............................................................             1,093                   2,031
                                                                          -------------------     -------------------
                                                                                 $4,505                  $5,831
                                                                          ===================     ===================


NOTE D - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

     On September 21, 1999, the Company repurchased 2,650,000 shares of its common stock from Gull Holdings, Ltd., in a privately negotiated transaction. An earlier purchase of 300,000 shares was made on May 24, 1999, pursuant to an agreement entered into on April 28, 1999. The series of related transactions reduced the ownership of Gull Holdings, Ltd. from 58.2% to 45.9% of the issued and outstanding common stock of the Company. Gull Holdings, Ltd. is an Isle of Man company owned and controlled by Myron W. Wentz, Ph.D., the founder, Chairman, President and CEO of the Company. Shares redeemed were subsequently cancelled and, therefore, are not included in the Company's issued or outstanding shares.

     Basic earnings per share are based on the weighted average number of shares outstanding for each period. Shares redeemed have been included in the calculation of weighted average shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Potential shares included in dilutive earnings per share calculations include stock options granted but not exercised.

                                                                    For the Quarter Ended September 26, 1998
                                                     ---------------------------------------------------------------------
                                                             Earnings                   Shares                Earnings
                                                           (Numerator)              (Denominator)             Per Share
                                                     ---------------------      -------------------      -----------------
     Basic EPS
     Net earnings...............................             $2,530                   12,987                  $0.19
                                                                                                         -----------------
     Effect of dilutive securities
     Stock options..............................                  -                    1,203
                                                     ---------------------      -------------------
     Diluted EPS
     Net earnings...............................             $2,530                   14,190                  $0.18
                                                     =====================      ===================      =================

                     (In thousands, except per share data)

NOTE D - COMMON STOCK AND EARNINGS (LOSS) PER SHARE - (continued)

                                                                      For the Quarter Ended October 2, 1999
                                                     ---------------------------------------------------------------------
                                                              Loss                      Shares                   Loss
                                                           (Numerator)              (Denominator)             Per Share
                                                     ---------------------      -------------------      -----------------
     Basic EPS
     Net loss ..................................               $(750)                  12,473                 $(0.06)
                                                                                                         -----------------
     Effect of dilutive securities
     Stock options..............................                   -                        -
                                                     ---------------------      -------------------
     Diluted EPS
     Net loss...................................               $(750)                  12,473                 $(0.06)
                                                     =====================      ===================      =================

     In the money options totaling 683 at an average price of $3.13 are omitted from the diluted per share calculation because the net loss in the third quarter of 1999 has an anti-dilutive impact.

                                                                  For the Nine Months Ended September 26, 1998
                                                     ---------------------------------------------------------------------
                                                             Earnings                   Shares                Earnings
                                                           (Numerator)              (Denominator)             Per Share
                                                     ---------------------      -------------------      -----------------
     Basic EPS
     Net earnings...............................              $6,870                   12,904                  $0.53
                                                                                                         -----------------
     Effect of dilutive securities
     Stock options..............................                   -                    1,076
                                                     ---------------------      -------------------
     Diluted EPS
     Net earnings...............................              $6,870                   13,980                  $0.49
                                                     =====================      ===================      =================

                                                                    For the Nine Months Ended October 2, 1999
                                                     ---------------------------------------------------------------------
                                                             Earnings                   Shares                Earnings
                                                           (Numerator)              (Denominator)             Per Share
                                                     ---------------------      -------------------      -----------------
     Basic EPS
     Net earnings...............................              $3,622                   12,823                  $0.28
                                                                                                         -----------------
     Effect of dilutive securities
     Stock options..............................                   -                      335
                                                     ---------------------      -------------------
     Diluted EPS
     Net earnings...............................              $3,622                   13,158                  $0.28
                                                     =====================      ===================      =================

     Options to purchase 330 shares of stock at an average price of $11.46 were not included in the computation of EPS for the nine months ended October 2, 1999, because their exercise price was greater than the average market price of the shares.

NOTE E--RESTRUCTURING AND IMPAIRMENT

     Restructuring. The Company recorded a restructuring charge and reserve totaling $2.7 million ($1.7 million after tax, or $0.13 per share) in the third quarter of 1999. Management decided to take action after actual sales growth in the United Kingdom fell significantly short of expectations. After carefully monitoring actual results and looking forward, management of the Company decided to take action to reduce inefficiencies primarily in the United Kingdom and, to a lesser extent, in the Company's other markets.

     The restructuring charge includes the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom and reduction of staff outside of the United Kingdom. Charges incorporated into the Company's restructuring initiative includes $900,000 for non-voluntary employee termination benefits, $1.4 million for the liquidation of associated assets used in United Kingdom operations and $400,000 for other exit costs. The Company expects that all activities associated with the Company's restructuring initiative will be completed by the end of the third quarter of 2000.

     As of October 2, 1999, approximately $100,000 was charged against the restructuring reserve. These charges were primarily the result of writing assets in the United Kingdom down to their net realizable value. Management believes the impact of the restructuring and impairment will lower relative operating costs by approximately $3.5 million (before tax) per year.

     Impairment. The Company recorded a loss on impairment of assets totaling $1.7 million ($1.1 million after tax, or $0.09 per share) in the third quarter of 1999. The Company formalized its decision to move to a new custom network marketing computer system in the third quarter of 1999. This new system will move the Company's primary operating systems to an Oracle platform and better enable it to communicate with other computer software systems throughout the Company. Additionally, the Company plans on launching an e-commerce web site in mid-2000, which will be integrated seamlessly into the new custom network marketing computer system. Other expected benefits include the ability to reduce the number of staff taking orders over the phone, relationship data tracking and other enhanced customer service features. This new system is expected to be implemented by the beginning of fiscal 2000 and should facilitate additional operational savings.

     In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote down the affected assets to their net realizable value.

NOTE F--SEGMENT INFORMATION

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

     Financial information summarized by geographic segment for the nine months ended September 26, 1998 and October 2, 1999 is listed below:

                                                                                        Australia/
                        Nine Months Ended                                                  New      United    All
                        September 26, 1998                          Domestic   Canada    Zealand    Kingdom  Others    Totals
                        ------------------                          --------  --------  ----------  -------  ------   --------
Revenues from external customers..................................   $52,215   $24,743     $12,242   $    --   $  --     $89,200

Earnings before income taxes......................................   $ 6,141   $ 3,206     $ 1,822   $    --   $  --     $11,169

Long-lived assets.................................................   $18,416   $   271     $   960   $   146   $  --     $19,793

Total assets......................................................   $30,199   $ 2,094     $ 4,142   $   289   $  --     $36,724

                     (In thousands, except per share data)

                                                                                        Australia/
                        Nine Months Ended                                                  New       United      All
                         October 2, 1999                            Domestic   Canada    Zealand     Kingdom   Others    Totals
                         ---------------                            --------  --------  ----------  ---------  -------  --------
Revenues from external customers..................................   $51,550   $22,349     $20,264   $ 1,997   $    --   $96,160
Earnings before income taxes......................................   $ 1,000   $ 4,043     $ 3,236   $(2,387)  $    --   $ 5,892
Long-lived assets.................................................   $19,478   $   284     $   964   $   813    $   16   $21,555
Total assets......................................................   $30,422   $ 2,310     $ 3,523   $ 1,753    $1,320   $39,328

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

General

     USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of October 2, 1999, the Company had approximately 113,000 current distributors in the United States, Canada, Australia, New Zealand and the United Kingdom. The Company defines a current distributor as a distributor who has made a purchase in the most recent twelve-month period. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, while choosing not to become independent distributors. As of October 2, 1999, the Company had approximately 41,000 Preferred Customers.

     The Australia-New Zealand and the United Kingdom markets initiated operations on February 12, 1998 and November 30, 1998, respectively. The Company began selling products into the Netherlands in the third quarter of 1999. The Netherlands will be serviced by the Company's United Kingdom administrative facility. The Company opened its newest market, Hong Kong, on November 2, 1999.

     The Company has experienced significant growth in net sales since its inception. From 1993 to 1998, net sales of the Company grew from $3.9 million to $121.6 million, while net earnings increased from a loss of $312,000 to net earnings of $9.5 million.

     The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 80% of the Company's net sales for the quarter ended October 2, 1999. The Company's top selling products, USANA Essentials and Proflavanol represented approximately 40% and 14%, respectively, of net sales for the nine months ended October 2, 1999. No other products accounted for more than 10% of net sales during the first nine months of 1999. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement tablet, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. The Company introduced its weight management line in its Australia-New Zealand market in February 1999. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 3% of the Company's net sales for the nine months ended October 2, 1999.

     Net sales of the Company are primarily dependent upon the efforts of a network of independent distributors and Preferred Customers who purchase products and sales materials. The Company recognizes revenue when products are shipped and title passes to independent distributors and Preferred Customers. During the first nine months of 1999, sales in the Company's four primary markets, the United States, Canada, Australia-New Zealand and the United Kingdom, were

53.6%, 23.2%, 21.1% and 2.1%, respectively, of net sales of the Company. As the Company expands into additional international markets, the Company expects international operations to account for an increasing percentage of its net sales.

     Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of USANA's products and sales materials as well as duties and taxes associated with product exports. In the first nine months of 1999, products manufactured by the Company accounted for approximately 75% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

     Distributor incentives are the Company's most significant expense and represented 44.3% of net sales for the nine months ended October 2, 1999. Distributor incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Each product sold by the Company is assigned a sales volume point value independent of the product's price. Distributors earn commissions based on sales volume points generated in their downline. Generally, distributor kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

     The Company closely monitors the amount of distributor incentives paid as a percentage of net sales and may from time to time adjust its distributor compensation plan to prevent distributor incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its distributors.

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, distributor events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company will manage its human resources and associated infrastructure to current business activity levels. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the distributor and Preferred Customer base. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Myron W. Wentz, Ph.D., does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary or other compensation, selling, general and administrative expenses would increase.

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

     The fiscal year end of the Company is the Saturday closest to December 31 of each year. Fiscal year 1999 will end January 1, 2000.

Results Of Operations

Quarters Ended October 2, 1999 and September 26, 1998

     Net Sales. Net sales increased 0.7% to $32.4 million for the quarter ended October 2, 1999, an increase of $236,000 from the $32.1 million reported for the comparable quarter in 1998. The increase in net sales is primarily the result of a 15.8% increase in the Company's customer base. Customers of the Company include both independent distributors and Preferred Customers. The Company's current distributor base increased 1.8% to 113,000 at October 2, 1999 compared to 111,000 at September 26, 1998, with all of the growth occurring in the Company's Australia-New Zealand and United Kingdom markets. The number of Preferred Customers grew 86.4% to 41,000 at October 2, 1999 compared to 22,000 at September 26, 1998. Net sales during the quarter ended October 2, 1999 included approximately

$750K from product sales incident to the Company's annual international convention in July 1999. No convention sales are included in the results for the quarter ended September 26, 1998, as the 1998 annual convention was held during the second quarter.

     The following tables illustrate the growth in sales and customers by market for the quarters ended September 26, 1998 and October 2, 1999:

                                SALES BY MARKET

                                                      (in thousands)
                                                      Quarter Ended
                                    -----------------------------------------------
                                                                                           Growth over        %
Market                                  September 26, 1998        October 2, 1999          Prior Year       Growth
------                              ------------------------   --------------------       ------------     --------
United States..................      $17,570          54.7%    $17,506       54.1%          $ (64)           (0.4%)
Canada.........................        8,433          26.3       7,533       23.3            (900)          (10.7%)
Australia-New Zealand..........        6,120          19.0       6,690       20.7             570             9.3%
United Kingdom.................            -             -         630        1.9             630               -
                                    --------       -------    --------     ------         ------------
Consolidated...................      $32,123         100.0%    $32,359      100.0%          $ 236             0.7%
                                    ========       =======    ========     ======         ============

                                    CURRENT DISTRIBUTORS BY MARKET

                                              As of                   As of                Growth over        %
Market                                  September 26, 1998        October 2, 1999          Prior Year       Growth
------                              ------------------------   --------------------       ------------     --------
United States..................       59,000          53.2%     54,000       47.8%           (5,000)         (8.5%)
Canada.........................       33,000          29.7      28,000       24.8            (5,000)        (15.2%)
Australia-New Zealand..........       19,000          17.1      28,000       24.8             9,000          47.4%
United Kingdom.................            -             -       3,000        2.6             3,000             -
                                    --------       -------    --------     ------         ------------
Consolidated...................      111,000         100.0%    113,000      100.0%            2,000           1.8%
                                    ========       =======    ========     ======         ============

                                    PREFERRED CUSTOMERS BY MARKET

                                              As of                   As of                Growth over        %
Market                                  September 26, 1998        October 2, 1999          Prior Year       Growth
------                              ------------------------   --------------------       ------------     --------
United States..................       14,000          63.6%     23,000       56.1%            9,000           64.3%
Canada.........................        6,000          27.3      10,000       24.4             4,000           66.7%
Australia-New Zealand..........        2,000           9.1       7,000       17.1             5,000          250.0%
United Kingdom.................            -             -       1,000        2.4             1,000              -
                                    --------       -------    --------     ------         ------------
Consolidated...................       22,000         100.0%     41,000      100.0%           19,000           86.4%
                                    ========       =======    ========     ======         ============

                                    TOTAL CUSTOMERS BY MARKET

                                              As of                   As of                Growth over        %
Market                                  September 26, 1998        October 2, 1999          Prior Year       Growth
------                              ------------------------   --------------------       ------------     --------
United States..................       73,000          54.9%     77,000       50.0%            4,000            5.5%
Canada.........................       39,000          29.3      38,000       24.7            (1,000)          (2.6%)
Australia-New Zealand..........       21,000          15.8      35,000       22.7            14,000           66.7%
United Kingdom.................            -             -       4,000        2.6             4,000              -
                                    --------       -------    --------     ------         ------------
Consolidated...................      133,000         100.0%    154,000      100.0%           21,000           15.8%
                                    ========       =======    ========     ======         ============

     Cost of Sales. Cost of sales decreased 6.1% to $6.3 million for the third quarter ended October 2, 1999, a decrease of $0.4 million from the $6.7 million reported for the comparable quarter in 1998. As a percentage of net sales, cost of sales decreased to 19.5% for the third quarter ended October 2, 1999 from 20.9% for the comparable quarter in 1998. The decrease in cost of sales as a percentage of net sales can be attributed to:

     . A change in sales mix to fewer distributor kits, sales aids and logo merchandise, which are sold at a reduced gross profit margin compared to other USANA products and

     .    Increased production and procurement efficiencies.

     Distributor Incentives. Distributor incentives remained flat at $14.3 million for the quarters ended October 2, 1999 and September 26, 1999. As a percentage of net sales, distributor incentives decreased to 44.1% in the third quarter of 1999 from 44.6% for the comparable quarter in 1998. The decrease in distributor incentives as a percentage of net sales can primarily be attributed to three factors:

     . Continued efforts at managing pricing of the Company's products, which has created a spread between the wholesale price of the products and the associated sales volume points,

     . The introduction of a new level in the distributor compensation plan and

     .    Inefficiencies in the distributor network in the United Kingdom.

The new level, or position, in the distributor compensation plan represents the earliest level in the Company's network marketing system eligible to receive incentives. The Company believes this new level will assist in distributor retention efforts by paying these distributors earlier on reduced downline requirements; however, this level does pay at a lower rate than other levels in the Company's network marketing system.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25.4% to $8.4 million for the quarter ended October 2, 1999, an increase of $1.7 million from the $6.7 million reported for the comparable quarter in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% in the second quarter of 1999 from 20.9% for the comparable quarter in 1998. The increase in selling, general and administrative expenses can be attributed to several factors:

     .    Higher relative costs associated with operations in the United
          Kingdom,

     . Increased spending on sales and marketing efforts including a $300,000 increase in costs above 1998 levels related to the Company's annual international convention held in July 1999,

     . Increased costs including, but not limited to, employee compensation as a result of building the Company's infrastructure to meet strategic objectives and

     . Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion.

The Company expects the impact of these factors on the Company's selling, general and administrative expenses to be reduced as a result of actions taken through the restructuring and impairment initiative, which was announced on September 21, 1999.

     Research and Development. Research and development expenses decreased 15.3% to $343,000 for the quarter ended October 2, 1999 compared to $405,000 for the comparable quarter in 1998. As a percentage of net sales, research and development expenses decreased to 1.1% in the third quarter of 1999 from 1.3% for the comparable period in 1998. Although current research and development spending is down, the Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings (Loss). Operations coupled with the restructuring and impairment yielded a net loss of $750,000 for the quarter ended October 2, 1999. Net earnings for the third quarter of the prior year totaled $2.5 million. The $4.4 million restructuring and impairment charge ($2.8 million after tax, or $0.22 per share) was the primary contributor to the net loss in the third quarter of 1999. Substantial increases in selling, general and administrative expenses also contributed to the net loss for the third quarter of 1999. Diluted earnings per share decreased $0.24 to a net per share loss of $0.06 for the third quarter of 1999 from a positive $0.18 for the comparable quarter in 1998.

Nine Months Ended October 2, 1999 and September 26, 1998

     Net Sales. Net sales increased 7.8% to $96.2 million for the nine months ended October 2, 1999, an increase of $7.0 million from the $89.2 million reported for the comparable period in 1998. The increase in net sales is primarily the result of a 15.8% increase in the Company's customer base. Customers of the Company include both independent distributors and Preferred Customers. The Company's current distributor base increased 1.8% to 113,000 at October 2, 1999 compared to 111,000 at September 26, 1998, with all of the growth occurring in the Company's Australia-New Zealand and United Kingdom markets. The number of Preferred Customers grew 86.4% to 41,000 at October 2, 1999 compared to 21,000 at September 26, 1998.

     The following tables illustrate the growth in sales by market for the nine months ended September 26, 1998 and October 2, 1999:


                                SALES BY MARKET

                                                    (in thousands)
                                                  Nine Months Ended
                                    -----------------------------------------------
                                                                                           Growth over        %
Market                                  September 26, 1998        October 2, 1999          Prior Year       Growth
------                              ------------------------   --------------------       ------------     --------
United States..................      $52,215          58.5%    $51,550       53.6%          $  (665)         (1.3%)
Canada.........................       24,743          27.8      22,349       23.2            (2,394)         (9.7%)
Australia-New Zealand..........       12,242          13.7      20,264       21.1             8,022          65.5%
United Kingdom.................            -             -       1,997        2.1             1,997             -
                                    --------       -------    --------     ------         ------------
Consolidated...................      $89,200         100.0%    $96,160      100.0%          $ 6,960           7.8%
                                    --------       -------    --------     ------         ------------

     Cost of Sales. Cost of sales increased 2.3% to $19.0 million for the nine months ended October 2, 1999, an increase of $0.4 million from the $18.6 million reported for the comparable period in 1998. As a percentage of net sales, cost of sales decreased to 19.8% for the first nine months of 1999 from 20.9% for the comparable period in 1998. The decrease in cost of sales as a percentage of net sales can be primarily attributed to:

     . A change in sales mix to fewer distributor kits, sales aids and logo merchandise, which are sold at a reduced gross profit margin compared to other USANA products and

     .    Increased production and procurement efficiencies.

     Distributor Incentives. Distributor incentives increased 6.6% to $42.6 million for the nine months ended October 2, 1999, an increase of $2.6 million from the $40.0 million reported for the comparable period in 1998. The increase in distributor incentives for the first nine months of 1999 can be attributed to an increase in commissionable sales. As a percentage of net sales, distributor incentives decreased to 44.3% in the first nine months of 1999 from 44.8% for the comparable period in 1998. The decrease in distributor incentives as a percentage of net sales can primarily be attributed to three factors:

     . Continued efforts at managing pricing of the Company's products, which has created a spread between the wholesale price of the products and the associated sales volume points,

     . The introduction of a new level in the distributor compensation plan and

     .    Inefficiencies in the distributor network in the United Kingdom.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 26.7% to $23.4 million for the nine months ended October 2, 1999, an increase of $4.9 million from the $18.5 million reported for the comparable period in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 24.3% in the first nine months of 1999 from 20.7% for the comparable period in 1998. The increase in selling, general and administrative expenses can be attributed to several factors:

     .    Higher relative costs associated with operations in the United
          Kingdom,

     . Increased spending on sales and marketing efforts including a $300,000 increase in costs above 1998 levels related to the Company's annual international convention held in July 1999,

     . Increased costs including, but not limited to, employee compensation as a result of building the Company's infrastructure to meet strategic objectives and

     . Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion.

The Company expects the impact of these factors on the Company's selling, general and administrative expenses to be reduced as a result of actions taken through the restructuring and impairment initiative, which was announced on September 21, 1999.

     Research and Development. Research and development expenses decreased 9.3% to $1.0 million for the nine months ended October 2, 1999 compared to $1.1 million for the comparable period in 1998. As a percentage of net sales, research and development expenses decreased to 1.1% in the first nine months of 1999 from 1.3% for the comparable period in 1998. Although current research and development spending is down, the Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings. Net earnings decreased 47.3% to $3.6 million for the nine months ended October 2, 1999, a decrease of $3.3 million from the $6.9 million reported for the comparable period in 1998. The $4.4 million restructuring and impairment charge ($2.8 million after tax, or $0.22 per share) was the primary contributor to the substantial decrease in net earnings for the nine months ended October 2, 1999 when compared to the same period in 1998. Substantial increases in selling, general and administrative expenses also contributed to decreased net earnings in the first nine months of 1999. Diluted earnings per share decreased to $0.28 for the nine months ended October 2, 1999 from $0.49 for the comparable period in 1998.

Liquidity and Capital Resources

     The Company has financed its growth primarily from cash flows from operations. During the first nine months of 1999, the Company generated net cash from operations of $9.5 million compared to $7.8 million for the comparable period in 1998. Cash and cash equivalents decreased to $1.5 million at October 2, 1999 from $2.6 million at January 2, 1999. Checks written in excess of cash in bank totaled $1.6 million at October 2, 1999.

     On October 2, 1999, the Company was in a negative $2.4 million net working capital position compared to a positive position of $7.9 million at January 2, 1999. The change in net working capital during the first nine months of 1999 was primarily the result of redeeming common stock and advancing funds to a related party, which totaled $23.5 million during this period. This use of working capital for long-term purposes will provide earnings per share benefits in future periods. Furthermore, the Company has substantial, unused availability under its line of credit.

     The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

     The Company invested $3.4 million in property and equipment during the nine months ended October 2, 1999 compared to $7.6 million during the comparable period in 1998. Inventory decreased to $10.2 million at October 2, 1999 from $10.5 million at fiscal year end 1998.

     On September 21, 1999, the Company completed the repurchase of 2,650,000 shares of its common stock from Gull Holdings, Ltd. An earlier purchase of 300,000 shares was made on May 24, 1999, pursuant to an agreement entered into on April 28, 1999. The series of related transactions reduced the ownership of Gull Holdings, Ltd. from 58.2% to 45.9% of the issued and outstanding capital stock of the Company. Gull Holdings, Ltd. is an Isle of Man company owned and controlled by Myron W. Wentz, Ph.D., the founder, Chairman, President and CEO of the Company. The transactions were privately negotiated, reviewed by the Audit Committee of the Board of Directors and approved by the independent directors of the Company. The aggregate purchase price of the 2.65 million shares was $20,935,000 and was financed by existing cash balances and borrowings of approximately $18 million under a new credit agreement with Bank of America in the form of a $10 million term loan and a $15 million revolving line of credit. The revolving line replaces a revolving credit facility with the same institution that made $10 million available to the Company. The Company expects to retire debt related to this transaction before the end of fiscal 2001.

     During September 1999, the Company entered into agreements with Bank of America that made available $25 million in secured credit facilities ("Credit Facilities"). A $10 million 5-year term loan and a $15 million 3-year revolving line of credit comprise these facilities. At October 2, 1999, the Company had $10.65 million available under the line of credit, which expires September 1, 2002. The interest rate is computed at the bank's prime rate or the London Interbank Offered Rate (LIBOR) base rate adjusted by features specified in the Credit Facilities. The Company may choose to borrow at the bank's publicly announced Reference Rate plus a margin per annum as specified in the Credit Facilities or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100,000 or more for specific periods ranging from one to six months, at LIBOR plus a margin as specified in the Credit Facilities. Receivables, inventories and equipment secure the Credit Facilities. The Credit Facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. As of October 2, 1999, the Company was in compliance with these covenants. As of October 2, 1999, $10 million was outstanding on the 5-year term loan and $4.35 million was outstanding on the line of credit.

     The Company believes that its current cash balance, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the next 12 months. If the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. There can be no assurance that additional financing, if required, would be available on favorable terms. The Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, capital acquisitions associated with the growth of the Company, and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders.

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

     The Company continues to assess its state of readiness and the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment includes an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of operations of the Company. As a part of this assessment, the Company is also determining the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company will use, if necessary, both internal and external resources to reprogram, or replace and test its software for Year 2000 acceptability. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. Based on completed assessments of internal risks, the expenditures to date have been immaterial and have involved primarily the time of an employee assigned to coordinate Year 2000 assessments in the Company and the replacement or updating of certain non-critical computer systems and software packages to resolve identified problems.

     Independent of the Year 2000 problem, the Company determined in late 1997 that the purchase and installation of an Enterprise Resource Planning system (ERP system) could assist in achieving overall efficiencies. The ERP system will replace all of the Company's existing resource planning systems except for the Distribution System. The Company has begun installing the ERP system and expects the installation to be complete during the first quarter of 2000. The third-party vendor of the ERP system has certified that its software is Year 2000 compliant according to the Information Technology Association of America. Therefore, assuming the successful installation of the ERP system, the Company does not expect any material Year 2000 compliance issues related to its primary internal business information systems. The Company will integrate a new Distribution System, which will be Year 2000 compliant, with the new ERP system. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant.

     The Company is presently not aware of any Year 2000 issues that have been encountered by any third party, which could materially affect the Company's operations. Based on the most recent assessment of its own readiness and that of its business partners, the Company does not anticipate any material interruption to its business as a result of the Year 2000 change. The implementation of the new order entry system at the end of the fiscal year will provide for a natural backup to the existing system, should problems develop in the current software used for this function. The Company believes that its safety stock of inventory at the end of calendar 1999 will be sufficient to allow for the alternative sourcing of key ingredients if Year 2000 or other problems result in a
disruption in supply.   The Company has obtained statements of readiness or
commitments to be ready from more than 80% of its trading partners. The Company is diligently pursuing a commitment from trading partners that have not yet responded. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

Forward-Looking Statements

The statements contained in this Report on Form 10-Q that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes,"

"expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company conducts its business in several countries and intends to continue to expand its foreign operations. Recently the Company opened new markets in the Netherlands and Hong Kong. Sales outside the United States represented 21.1%, 30.8%, 42.5% and 46.4% of the Company's net sales in 1996, 1997, 1998 and for the nine months ended October 2,

1999, respectively. Net sales are affected by fluctuations in interest rates, currency exchange rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, the operations of the Company are exposed to significant risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

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

10.7 Redemption Agreement dated July 30, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

10.8 Term Note dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

10.9 Revolving Note dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

10.10 Credit Agreement dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

11.1 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

27.1           Financial Data Schedule

99.1 Press Release dated September 21, 1999. [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

         (b)     Reports on Form 8-K.

               The Company filed a Form 8-K on September 24, 1999 to report the redemption of 2.65 million shares from a company owned and controlled by its founder, Chairman, President and CEO, Myron Wentz.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              USANA, INC.



Date:  November 16, 1999             By: /s/ Gilbert A. Fuller
       -----------------                 -----------------------------
                                         Gilbert A. Fuller
                                         Senior Vice President and
                                         Chief Financial Officer