Form 10-K
period 2000-01-01
USANA INC
filed 2000-03-31
CIK 896264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                        Commission file number: 0-21116
                            ______________________
                                  USANA, INC.
            (Exact name of registrant as specified in its charter)

              Utah                                                87-0500306
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

              3838 West Parkway Blvd., Salt Lake City, Utah 84120
              (Address of principal executive offices, Zip Code)
                                (801) 954-7100
              (Registrant's telephone number, including area code)
                            ______________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                            ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 21, 2000 was approximately $30,140,376.

     The number of shares outstanding of the registrant's common stock as of March 21, 2000 was 9,890,437.

     Documents incorporated by reference. The Company incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

================================================================================

                                  USANA, INC.

                                   FORM 10-K

                   For the Fiscal Year Ended January 1, 2000

                                     INDEX

                                                                                                                         Page
                                                                                                                         -----

                                                                Part I

Item 1          Business  ...............................................................................................    3
Item 2          Properties  .............................................................................................   15
Item 3          Legal Proceedings  ......................................................................................   16
Item 4          Submission of Matters to a Vote of Security Holders  ....................................................   17

                                                                Part II

Item 5          Market for Registrant's Common Equity and Related Stockholder Matters  ..................................   17
Item 6          Selected Financial Data   ...............................................................................   18
Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations  ..................   19
Item 7a         Quantitative and Qualitative Disclosures About Market Risk  .............................................   30
Item 8          Financial Statements and Supplementary Data  ............................................................   37
Item 9          Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure   ..................................................................................   37

                                                               Part III

Item 10         Directors and Executive Officers of the Registrant  .....................................................   37
Item 11         Executive Compensation  .................................................................................   37
Item 12         Security Ownership of Certain Beneficial Owners and Management  .........................................   38
Item 13         Certain Relationships and Related Transactions  .........................................................   38

                                                                Part IV

Item 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K  .......................................   38

Signatures

                                    PART I

Item 1. Business

General

     USANA, Inc. ("USANA" or the "Company") develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system and refers to its distributors as "Associates." As of January 1, 2000, the Company had approximately 113,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong, and the United Kingdom (hereinafter includes the Netherlands). The Company defines a current Associate as an Associate that has purchased product from the Company at any time during the most recent twelve-month period. USANA also sells products directly to Preferred Customers, who do not act as distributors of the products. At January 1, 2000, the Company had approximately 46,000 Preferred Customers.

     Founded in 1992 by Myron W. Wentz, Ph.D., USANA is committed to continuous product innovation and sound scientific research. The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 83% of net sales in 1999. The top-selling products, USANA Essentials and Proflavanol, represented approximately 42% and 16%, respectively, of net sales in 1999. USANA's personal care line includes skin, hair and body, and dental care products. Weight management products include a dietary supplement tablet, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet and exercise, nutrition and healthy living. High levels of bioavailability, safety and quality characterize all of the Company's products.

     The Company's products are distributed primarily through a network marketing system. The Company believes that network marketing is an effective way to distribute its products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels. Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. The Company considers its rewarding compensation program and weekly Associate incentive payments to be attractive components of its network marketing system.

     The Company introduced its Preferred Customer program in 1997 for customers who want to purchase USANA products for personal use, but do not wish to become Associates. The Preferred Customer program has become an important part of USANA's business. During 1999, Preferred Customer purchases accounted for approximately 11% of net sales.

     North America is the primary market for the Company's products. Sales in the United States and Canada collectively represented approximately 75% of net sales in 1999. In February 1998, the Company began operations in Australia-New Zealand, its first market outside North America. Sales in the Australia-New Zealand market represented approximately 20% of net sales in 1999. The Company also commenced operations in the United Kingdom market in December 1998. To manage the combination of low sales and relatively high operating costs in the United Kingdom, the Company made a decision to service the United Kingdom beginning in February 2000 from its headquarters in Salt Lake City, Utah. The Company also opened Hong Kong, its first market in Asia, in November 1999.

     The Company's growth strategy is to introduce new products, attract and retain Associates and Preferred Customers, enter new markets and pursue strategic acquisitions. The Company believes it can successfully implement this growth strategy by continuing to capitalize on its operating strengths:

  .  Science-based products,

  .  Strong research and development program,

  .  In-house manufacturing capabilities,

  .  Attractive Associate compensation plan and benefits, and

  .  Experienced management team.

     During 1999, the Company introduced several new products including Body Rox (Essentials for Teens), Usanimals (Essentials for Kids), Garlic EC, BiOmega-3, E-Prime, Iron 28, ActiCal, PhytoEstrin, Palmetto Plus, Ginkgo-PS, St. John's Wort, SoyaMax, and a new L*E*A*N Team Formula.


Financial Information by Business Segment

     The Company is principally engaged in a single line of business, the development, manufacture and distribution of nutritional, personal care and weight management products. The Company's reportable business segments are distinguished by geography and include the United States, Canada, Australia-New Zealand, Hong Kong, and the United Kingdom. Segment information of the Company for each of the last three fiscal years is included in Note L of the Financial Statements.


Industry Overview

     The nutritional supplements industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to enhance the body's performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.

     In their Healthy Living Industry Report dated February 28, 2000, Adams, Harkness & Hill stated that their research suggests the overall market for natural products is approximately $19 billion and growing at a 15% to 20% annual rate.

     The Company believes that growth in the nutritional supplement market is driven by several factors including:

  . The general public's heightened awareness and understanding of the connection between diet and health,

  . The aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements,

  .  Product introductions in response to new scientific research,

  .  The worldwide trend toward preventive health care, and

  . The adoption of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") in the United States.

     Nutritional supplements are sold through mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores, health food stores and direct sales organizations, including network marketing organizations and catalog companies. Direct selling, of which network marketing is a significant segment, has increased in popularity as a distribution channel due primarily to advances in technology and communications resulting in improved product distribution and faster dissemination of information. The distribution of products through network marketing has grown significantly in recent years. The Direct Sellers Association ("DSA") reported that worldwide sales through the network marketing channel were estimated to be $83 billion in 1998 and had over 33 million distributors. According to the "Survey of Attitudes Toward Direct Selling," commissioned by the DSA and conducted and prepared by Wirthlin Worldwide, three product categories experiencing the greatest gains in the direct selling industry since 1976 are food, nutrition and wellness products.

     As both a developer and manufacturer of nutritional supplements with a network marketing distribution system, the Company believes it is well positioned to capitalize on the demand for nutritional supplement products and growth trends in direct sales.

Operating Strengths and Growth Strategy

     The Company's objective is to be a leading developer, manufacturer and distributor of science-based nutritional products. The Company believes that it will be able to continue to grow by capitalizing on the following operating strengths:

     Science-based Products. The Company has developed a line of high-quality nutritional products based upon a combination of published research, in vitro testing, in-house clinical studies and sponsored research. The Company believes that the identification and delivery of essential vitamins, minerals and other supplements will help individuals achieve and maintain lifelong health.

     Strong Research and Development. The Company's research and development effort is directed by Dr. Wentz and is supported by a team of 23 scientists and researchers, including eight scientists holding Ph.D. degrees. In its research and development laboratory, the Company's scientists:

  .  Investigate in vitro activity of new natural extracts,

  . Identify and research combinations of nutrients that may be candidates for new products,

  . Study the metabolic activity of existing and newly identified nutritional supplements, and

  . Enhance existing products as new discoveries in nutrition are made and as required to enter international markets.

     The Company also performs retrospective analyses of anecdotal information provided by consumers of its products. In addition, the Company is currently the sponsor of three double-blind, placebo-controlled clinical studies intended to further investigate the efficacy of its products.

     In-house Manufacturing. USANA believes that its ability to manufacture a significant portion of its products is a competitive advantage and contributes to its ability to provide high-quality products for several reasons:

  . The Company is able to control the quality of raw materials and the purity and potency of its finished products,

  . The Company can monitor the manufacturing process to reduce the risk of product contamination,

  . By testing products at several stages in the manufacturing process, the Company can ensure accurate product labeling, and

  . The Company believes it can better control the underlying costs associated with manufacturing nutritional supplements.

     Attractive Associate Compensation Plan and Benefits. The Company is committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute the sales force of the Company. The Company believes its Associate compensation plan is one of the most financially rewarding in the direct selling industry. Associate incentives were 44.1% of net sales in 1999. The Company pays Associate incentives on a weekly basis and offers its Associates an opportunity to participate in a plan to purchase the Company's common stock through commission check deductions. The Company also provides extensive support services to its Associates by telephone, fax and the Internet. The Company sponsors events throughout the year, which offer information about the Company's products and network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the Company's scientists.

     Experienced Management Team. The Company's management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, direct sales, information technology, finance, operations and manufacturing. The current executive management team has been in place for more than three years and has been responsible for strengthening the Company's internal controls, financial condition and infrastructure to support growth and international expansion.


Growth Strategy

     The Company intends to pursue its growth objectives by implementing the following growth strategy:

     Introduce New Products. The Company utilizes its research and development capabilities to introduce innovative products and to continuously enhance existing products. During 1999, the Company introduced several new products, including 12 nutritional supplements and a new L*E*A*N Team Formula. The Company also introduced Selenium and the L*E*A*N

Team program into its Australia-New Zealand market and Procosamine in its United Kingdom market. The Company introduces new products throughout the year, primarily at Company-sponsored Associate events.

     Attract and Retain Associates and Preferred Customers. As of January 1, 2000, the Company had approximately 113,000 current Associates and 46,000 Preferred Customers compared to approximately 116,000 current Associates and 26,000 Preferred Customers one year ago. In February 2000, the Company introduced a value initiative that decreased prices on its products by an average of approximately 24%. With the introduction of the value initiative, the Company believes that it will be more successful in its efforts to attract and retain both Associates and Preferred Customers by offering high quality products and comprehensive customer support services at the lowest prices in the Company's history.

     Enter New Markets. The Company believes that, in addition to the North American market, significant growth opportunities exist in international markets. In November 1999, the Company opened operations in Hong Kong. The Company's decision to enter new markets in the future will be based on its assessment of several factors, including market size, anticipated demand for the Company's products, receptivity to direct sales and ease of entry, including possible regulatory restrictions on the products or marketing system of the Company. The Company has begun to register certain products with regulatory and government agencies in order to position it for further international expansion. The Company seeks to seamlessly integrate its Associate compensation plan in each of its markets to allow Associates to receive commissions for global product sales, rather than merely local product sales. This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or requalify for higher levels of compensation in newly opened markets. The Company believes this seamless compensation plan significantly enhances its ability to expand internationally and intends, where permitted, to integrate future markets into the plan.

     Pursue Strategic Acquisitions. The Company believes that attractive acquisition opportunities may arise in the future. The Company intends to pursue strategic acquisition opportunities that would expand its product lines, enhance its manufacturing and technical expertise, allow vertical integration or otherwise complement its business or further its strategic goals.


Products

     Product names used in this report are, in certain cases, trademarks and are also the property of the Company, including Poly C(R), CoQuinone(R), Proflavanol(R), Melatonin KL(R), OptOmega(R), Nutrimeal(TM), Fibergy(R), L*E*A*N(TM), VitalZomes(R), Procosamine(TM), Procosa(TM), Forever L*E*A*N(R), Lifemasters(R), USANA TRUE HEALTH(TM), BiOmega-3(TM), Garlic EC(TM), E-Prime(TM), Iron 28(TM), ActiCal(TM), PhytoEstrin(TM), Palmetto Plus(TM), Ginkgo-PS(TM), St. John's Wort(TM), Cranberry Drink(TM), Body Rox(TM) (Essentials for Teens), Usanimals(TM) (Essentials for Kids), and SoyaMax(TM).

     The Company's primary product lines consist of nutritional, personal care and weight management products. In each of the last three years, the nutritional product line constituted 80% or more of the Company's net sales. The Company's principal product lines are briefly described below:

     Nutritional Products. This product line includes antioxidants, minerals, vitamins, other nutritional supplements, meal replacement drinks, fiber drinks, and food bars. USANA's nutritional supplement products are designed to provide optimal absorption, bioavailability and efficacy. The top-selling products of the Company are the USANA Essentials (comprised of Mega Antioxidant and Chelated Mineral) and Proflavanol, which represented approximately 42% and 16%, respectively, of net sales in 1999. Other products in this line include Body Rox (Essentials for Teens), Poly C, Procosamine, CoQuinone, Melatonin KL, OptOmega, BiOmega-3, Garlic EC, E-Prime, Iron 28, ActiCal, PhytoEstrin, Palmetto Plus, Ginkgo-PS, St. John's Wort, Nutrimeal, Fibergy, Cranberry Drink, Usanimals (Essentials for Kids), and SoyaMax.

     Personal Care Products. The personal care product line includes skin, hair and body, and dental care products. The skin care products are designed to provide a total skin protection system. Natural oils and emollients, antioxidants and botanical extracts are key ingredients in USANA's skin care line, consisting of the Antioxidant Skin Care System, Vital Zomes Serum Replenisher, Revitalizing Hydrating Treatment and USANA Sunscreen. The Company has designed hair and body products that generally incorporate pure, natural substances instead of cheaper, synthetic substances. These products include shampoo, conditioner, hand and body lotion, shower gel, and the Dental Care System. The key product in the Dental Care System is the all-natural toothpaste, which contains a unique combination of natural ingredients that have been shown to be effective in reducing bacterial plaque adhesion to tooth enamel. The other products in the Dental Care System are mouthwash, fluoride gel, a toothbrush, dental floss and a tongue scraper.

     Weight Management Products. The Company has developed its L*E*A*N Team program to provide a comprehensive approach to weight management, proper diet and nutrition, and healthy living. The program's underlying principles, Lifestyle, Education, Activity and Nutrition, literally spell out the L*E*A*N philosophy. Developed with the assistance of health, nutrition and fitness experts, the USANA L*E*A*N program seeks to use the latest developments in nutritional science, psychology and exercise physiology to promote lifelong health, fitness and well being. The complete USANA L*E*A*N program is packaged in a custom gym bag and includes:

  .  A program guide,

  .  A physical activity guide and instructional videos,

  .  A motivational audio cassette series,

  .  A recipe book,

  .  Calipers to measure body fat,

  .  L*E*A*N Nutrimeal,

  . The New USANA L*E*A*N Formula, a dietary supplement tablet that contains botanical extracts to augment the body's natural weight-loss processes with a new ingredient called Advantra Z,

  .  Food bars,

  .  Meal entrees, and

  .  Aerobic workout videos.

     In addition to its three principal product lines, the Company has developed and makes available to Associates a number of materials to assist them in building their business and selling the Company's products. These resource materials or sales aids, which may be purchased from the Company, include product brochures and business forms designed by the Company and printed by outside publishers. From time to time the Company contracts with authors and publishers to provide books, tapes and other items dealing with health and personal motivation. The Company also writes and develops materials for audio and videotapes, which are produced by third parties. Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs and other products. Associates do not earn commissions on sales aids, Associate kits or logo merchandise.

Research and Development

     The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published research, in vitro testing, in-house clinical studies and sponsored research. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company invested $1.2 million in 1997 and $1.4 million in both 1998 and 1999, in research and development activities. The Company intends to continue to use its resources in the research and development of new products and reformulation of existing products.

     The Company maintains a research and development program based upon established scientific research methodologies. The modern research facilities located at its Salt Lake City headquarters are equipped to handle analytical testing of new raw ingredients, raw material extraction research, in vitro testing, cell culture procedures and human bioavailability studies. Clinical evaluations are designed and sponsored by the Company. Anecdotal information from customers is reviewed and retrospective analyses are performed on this data. Contract clinical studies are conducted on selected existing products for which the retrospective analysis has demonstrated a positive effect, and also on new products to investigate efficacy. Currently, the Company is sponsoring three double-blind, placebo-controlled clinical studies.

Manufacturing and Quality Assurance

     At its Salt Lake City, Utah, manufacturing facility, the Company manufactured products that accounted for approximately 74% of net sales in 1999. The Company's production process includes the following steps:

  .  Identifying and evaluating suppliers of raw materials,

  .  Acquiring premium-quality raw materials,

  .  Weighing or otherwise measuring the raw materials,

  .  Mixing raw materials into batches,

  .  Forming the mixtures into tablets,

  .  Coating and sorting the tablets, and

  .  Bottling and labeling the finished products.

     Most of these processes are performed using automatic and semi-automatic equipment. The Company conducts sample testing of raw materials and finished products for purity, potency and composition conforming to the Company's specifications. Constructed in 1996, USANA's production facility is registered with the Food and Drug Agency ("FDA") and the Canadian Health Protection Branch ("HPB") and is certified by the Australian Therapeutic Goods Administration ("TGA"). Although the Company need only comply with food-level Good Manufacturing Practice regulations ("GMP's") of the FDA, it believes that it is in compliance with that agency's more demanding drug-level GMP's. The certification by the TGA applies to that agency's drug-level GMP's.

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

     USANA conducts quality assurance in its two laboratories located in Salt Lake City, Utah. The microbiology laboratory serves as the primary quality control facility, where quality assurance personnel test for biological contamination in raw materials and finished goods. In the analytical chemistry laboratory, USANA scientists test for chemical contamination and accurate active ingredient levels of raw materials and finished products and conduct stability tests on finished products. The Company performs chemical assays on vitamins and mineral constituents under United States Pharmacopoeia and other validated methods in its analytical chemistry laboratories.

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

     The Company's manufacturing facility currently produces an average of 33 million tablets a month, using approximately 66% of its manufacturing capacity (assuming two eight-hour shifts per day, five days per week). The Company's packaging equipment fills an average of 350,000 bottles a month, using approximately 80% of its packaging capacity (again assuming two eight-hour shifts per day, five days per week). Currently the Company is operating two shifts per day in packaging and manufacturing. This facility also fills tubes with the Company's skin care products. The Company expects that growth in new and existing markets will require additional manufacturing, packaging and warehouse capacity in the next 12 months. There can be no assurance that such growth will occur. However, if it does, then the Company will be required to use cash from operations or obtain financing from available bank lines of credit or the sale of its equity securities to expand its facilities.

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

     Customers who desire to sell the Company's products may become Associates by being sponsored into the program by another Associate, thereby becoming part of the sponsoring Associate's downline. The Company believes many of its Associates are attracted to USANA because of the quality of its products and its rewarding compensation plan. New Associates must enter into a written contract, which obligates them to adhere to USANA's policies and procedures. Associates are also required to purchase an Associate kit that includes a detailed manual of the policies and procedures. The cost of this kit is $50, which approximates the Company's costs of producing and distributing the kit. Associates must also pay an annual renewal fee to the Company of $20.

     Associates order products directly from the Company, subject to certain limitations and restrictions. For example, an Associate may not purchase more products during any four-week period than the Associate can reasonably expect to sell and personally consume during that same period. An Associates business continues until terminated by the Company or voluntarily canceled by the Associate. Initial training of Associates about the Company, its products, the Associate compensation plan, and how to effectively engage in network marketing is provided primarily by an Associate's sponsor and others in their upline organization. In addition, the Company develops and sells a variety of training materials and sales aids, as well as a detailed policies and procedures manual and description of the Company's Associate compensation plan. The Company sponsors and conducts regional, national and international Associate events and intensive leadership training seminars. Attendance at these sessions is voluntary, and the Company undertakes no generalized effort to provide individualized training to Associates. Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. The Company also restricts advertising and making representations or claims concerning its products or compensation plan.

     The Associate compensation plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training and retaining their downline organizations to maintain sales of the Company's products to consumers. The Company believes its Associate compensation plan is distinctive for its equitable Associate payouts, which are designed to create appropriate incentives for sales of USANA products. Each Associate must purchase and sell product in order to earn commissions and bonuses. Associates cannot simply recruit others for the purpose of developing a downline and then earn income passively. Associates can earn compensation in three ways:

  . Purchasing products at special distributor prices from the Company and selling them to consumers at higher retail prices,

  .  Generating sales volume points in their downlines, and

  . Participating in a leadership bonus pool paid to Associates who meet certain performance requirements.

     The Company seeks to seamlessly integrate its Associate compensation plan across all markets in which its products are sold, in order to allow Associates to receive commissions for global, rather than merely local, product sales. This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or requalify for higher levels of compensation in newly opened markets. The Company believes this seamless compensation plan significantly enhances its ability to expand internationally and the Company intends, where permitted, to integrate any new markets into this plan.

     The Company also offers a Preferred Customer program designed for consumers who desire to purchase the Company's products for their personal use, but who choose not to become Associates. The Company believes this program gives it access to a market that would otherwise be missed by targeting customers who enjoy USANA products, but prefer a mail order type relationship with the Company. Preferred Customers may not engage in retail sales of products purchased through the program, although they may enroll as Associates at any time if they desire. Preferred Customers are not eligible to earn commissions unless they become Associates.

     The Company's product return policy allows retail customers to return the unused portion of any product to the Associate and receive a full cash refund. Any Associate who provides a refund to a customer is reimbursed by the Company with product or credit in his or her account upon providing proper documentation and the remainder of the returned product.

     Return of unused and resalable products initiated by a customer will be refunded at 100% of the purchase price to the customer, less a 10% restocking fee for up to one year from the date of purchase. Product that was damaged during shipment to the customer is also 100% refundable. Product returns valued at $100 or more, other than product that was damaged at the time of receipt by an Associate, may result in termination of the distributorship. Returns as a percentage of net sales were 1.3% in 1997, 1.5% in 1998 and 1.7% in 1999.

     Substantially all of the Company's sales are made to Preferred Customers and through independent Associates. No single Associate accounted for 5% or more of net sales in any of the last three years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA. Employees and affiliates of the Company cannot be Associates, although there is no prohibition on their family members from becoming Associates as long as they do not reside in the same household. Associates may sell products only in markets where the Company has approved the sale of its products.

     The Company systematically reviews reports of alleged Associate misbehavior. If the Company determines that an Associate has violated any of the Associate policies or procedures, it may take a number of disciplinary actions. For example, the Company may terminate the Associate's rights completely or impose sanctions such as warnings, fines, probation, withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate injunctions at the Company's discretion. An in-house compliance officer and a commission auditor also routinely review Associate activities. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.

Information Technology

     The Company believes its ability to efficiently manage its distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to its success. The Company's information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate records, accurately track purchases and Associate incentive payments, manage accounting, finance and manufacturing operations, and provide customer service and technical support. The Company's information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

     Product Regulation. Manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of the Company's products are subject to regulation by numerous governmental agencies in the United States and other countries. In the United States, the FDA regulates the Company's products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. The Company's products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency ("EPA"). Advertising of the Company's products is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act"). The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which the Company distributes its products.

     The majority of the Company's products are regulated as dietary supplements under the FDC Act. Dietary supplements are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods. Dietary supplements are also regulated under DSHEA. The Company believes DSHEA is favorable to the dietary supplement industry. Although the Company believes its product claims comply with the law, the Company may need to revise its labeling.

     In addition, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

     The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry were required to comply with these new regulations. The Company updated its product labels in 1997 in response to these new regulations. The FDA also announced that it is considering the adoption of new GMP's specific to dietary supplements. Such GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP's and contain quality assurance requirements similar to the FDA's GMP's for drug products. The Company believes it currently manufactures its dietary supplement products according to the standards of the drug-level GMP's. However, the Company may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

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

     In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies. The FTC has recently issued a guidance document to assist these companies in understanding and complying with the substantiation requirement. The Company is organizing the documentation to support its advertising and promotional practices in compliance with the guidelines.

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

     Network Marketing Regulation. Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

     The Company occasionally receives requests to supply information regarding its network marketing plan to certain regulatory agencies. Although the Company has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities, it believes that its network marketing program presently is in compliance with laws and regulations relating to direct selling activities. Nevertheless, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its Associates could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its Associates to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential Associates or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although the Company has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company in the future.

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

Competition

     The business of developing and distributing nutritional, personal care and weight management products such as those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for Associates. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The Company competes with these entities by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The Company's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of such markets.

     The nutritional supplement market in which the Company's leading products compete is characterized by:

     . Large selections of essentially similar products that are difficult to differentiate,

     .    Retail consumer emphasis on value pricing,

     . Constantly changing formulations based on evolving scientific research,

     . Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, and

     . A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

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

     The Company is also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and current Associates. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining Associates. The Company believes that it offers a rewarding Associate compensation plan and attractive Associate benefits and services. To the extent practicable, the Company's Associate compensation plan is designed to be seamless, permitting international expansion without requalification or re-entry requirements. Payments of Associate incentives are made weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions. There can be no assurance that the Company's programs for recruiting and retaining Associates will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing Associates or deplete the pool of potential Associates in a given market.

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


Intellectual Property

     Trademarks. The Company uses registered trademarks in its business, particularly relating to its corporate and product names. The Company owns 11 trademarks registered with the United States Patent and Trademark Office. The Company has also filed applications to register six additional trademarks. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. The Company also has filed applications and owns trademark registrations, and intends to register additional trademarks, in foreign countries where the Company's products are or may be sold in the future. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

     The Company also claims certain product names, unregistered trademarks and service marks under common law. Common law trademark rights do not provide the Company with the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. The Company believes its trademarks, whether registered or claimed under common law, constitute valuable assets of the Company, adding to recognition of the Company and the marketing of its products. The Company therefore believes these proprietary rights have been and will continue to be important in enabling the Company to compete in its industry.

     Trade Secrets. The Company has certain trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. Certain of the Company's employees involved in research and development activities have not entered into such agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     Patents. The Company does not own any patents and has no patent applications pending or plans to seek patent protection of any of its products. The Company believes that patent protection is not generally available for nutritional supplements, the Company's core products. To the extent patents may be obtained for nutritional products, the scope of such patents may not be sufficiently broad to provide meaningful protection against infringement. Labeling regulations require the Company to disclose product ingredients and formulations, which makes enforcement of patents in the nutritional supplements industry difficult. The Company does not believe that the lack of patents in any way will adversely affect the Company's ability to compete in the nutritional supplement, personal care or weight management industries.

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


Backlog

     The Company typically ships products within 72 hours after the receipt of the order. As of January 1, 2000, there was no significant backlog.


Working Capital Practices

     The Company maintains significant amounts of inventory in stock in order to provide a high level of service to its Associates and Preferred Customers. Substantial inventories are required to serve the needs of USANA's dual role as manufacturer and distributor.


Environment

     The Company presently is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under such laws to liability for environmental conditions that could materially affect the Company's operations.

Employees

     As of March 21, 2000, the Company had approximately 435 employees (as measured by full time equivalency), as follows: 343 in the United States, 51 in Australia-New Zealand, 18 in Canada, and 23 in Hong Kong. Of the Company's employees, 166 are involved in customer service and order entry, 107 in manufacturing and shipping, 135 in selling and administration and 27 in research and development and quality control. The Company's employees are not represented by a collective bargaining agreement and the Company has experienced no work stoppages as a result of labor disputes. The Company believes its relationship with its employees is good.


Item 2. Properties

     The Company's headquarters are located in Salt Lake City, Utah in a 104,000 square foot building on approximately one-half of a 16-acre parcel owned by the Company. Of the 104,000 square feet presently occupied by the Company, approximately 28,000 square feet are used for manufacturing, packaging and distribution; 26,000 square feet are devoted to warehouse space; and the remaining 50,000 square feet are occupied by executive and administrative personnel, Associate services, research and development, and three laboratories. The Company believes that its headquarters and the available property at this site will prove to be adequate for anticipated growth. Administrative space in the building is almost fully utilized and production capacity is currently running at approximately 66% and 80% in the Company's manufacturing and packaging facilities, respectively.

     The following table summarizes the Company's facilities as of January 1, 2000. Total monthly lease commitments for these properties average approximately $40,000.


     Approximate                                                                         Square         Expiration
      Location                          Leased/Function                                   Feet             Owned       Date
     -----------                        ----------------                                 ------         ----------     ----
Salt Lake City,
       Utah USA.............  Corporate headquarters/manufacturing/warehouse           104,000          Owned           --
Tooele, Utah,
       USA..................  Call center                                               11,200          Leased     April 30, 2000
Ontario,
       Canada...............  Warehouse/distribution center/office                      18,000          Leased     March 31, 2003
Sydney,
       Australia............  Central office/call center/warehouse/distribution         20,000          Leased     October 30, 2002
Auckland,
       New Zealand..........  Warehouse/distribution center/office                       4,000          Leased     March 1, 2001
Milton Keynes,
       England..............  Central office/call center/distribution center            23,500          Owned           --
Causeway Bay,
       Hong Kong............  Central office/call center                                 6,900          Leased     May 31, 2002


     The Company is in the process of selling its facility in the United Kingdom. As of March 21, 2000, no offers have been accepted by the Company on this facility. The Company maintains general commercial and casualty insurance on its properties, which it deems to be adequate for its present needs.


Item 3. Legal Proceedings

     The Company is party to certain litigation in the United States Federal District Court for the District of Connecticut, which is also affected by two related actions as follows:

     The U.S. Lawsuit. On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action (the "U.S. Lawsuit") against a number of defendants, including USANA, alleging infringement of U.S. patent number 4,698,360 (the "'360 patent"). The complaint, filed in the United States District Court for the District of Connecticut ("District Court"), alleges that USANA's Proflavanol product infringes the '360 patent. The complaint seeks preliminary and permanent injunctions against the manufacture, sale and use of Proflavanol, as well as damages in unspecified amounts, costs and attorneys' fees. If INC were to prevail in its claim for injunctive relief, USANA would be prohibited from using, selling, offering to sell, manufacturing or importing any infringing product. If liability were established, damages in the case could range from a reasonable royalty to lost profits, and if willfulness is established, could also include treble damages, as well as attorneys' fees. Having conducted a thorough investigation of the '360 patent and the allegations made in the complaint, USANA believes that its manufacture and sale of Proflavanol do not infringe any valid claim of the '360 patent.

     Reexamination Proceeding. On April 17, 1996, an unidentified party filed a request (the "Reexamination Proceeding") with the United States Patent and Trademark Office ("PTO") to reexamine the validity of the '360 patent. The request for reexamination was granted and the PTO conducted the Reexamination Proceeding. The U.S. Lawsuit was stayed pending the outcome of the Reexamination Proceeding. On August 22, 1997, the PTO granted a Certificate of Reexamination for the '360 patent, confirming the validity of each of the claims of the patent over the prior art cited as part of the Reexamination Proceeding.

     The French Lawsuit. INC claims an ownership interest in the '360 patent by assignment from Societe Civile d'Investigation Pharmacologique d'Acquitane ("SCIPA"), who took a one-half interest in the patent from the inventor, Jack Masquielier. The other half of the '360 patent was conveyed by Mr. Masquelier to a company known as Horphag Research Ltd. ("Horphag"). In October 1995, Horphag sued SCIPA, INC and others in Bordeaux, France (the "French Lawsuit"). In its action, Horphag alleged that SCIPA's transfer of its one-half interest in the '360 patent to INC violated Horphag's right of preemption under French law and the provisions of the agreement by which Horphag and SCIPA acquired their ownership interests in the '360 patent. Horphag's complaint in the French Lawsuit requested that the French court order that the assignment from SCIPA to

INC be declared null and void, and that the court issue an order declaring that INC has no ownership interest in the '360 patent. USANA purchases its raw ingredients for Proflavanol from Indena, a licensee of Horphag.

     On March 21, 1997, the District Court ordered that the action not proceed until resolution of the French Lawsuit. On March 25, 1997, the trial court in Bordeaux issued a decision declaring that under French law, INC has no interest in the '360 patent, because of the principle of preemption. Specifically, the French trial court held that SCIPA, through whom INC claims ownership rights in the '360 patent, had an obligation to offer its one-half interest in the patent to Horphag before selling it to INC. Because SCIPA did not offer its interest to Horphag, the French trial court nullified the assignment from SCIPA to INC, finding that SCIPA has again become a joint owner of the '360 patent. INC appealed the decision of the trial court.

     On May 28, 1998, the Court of Appeals in Bordeaux affirmed the decision of the trial court that INC has no ownership interest in the '360 patent. Specifically, the decision holds that INC does not now hold and never has held any ownership rights in the '360 patent. The appellate court also found that recent attempts by Mr. Masquelier to assign an interest in the '360 patent to INC were null and void because he had no ownership interest in the '360 patent and therefore could not assign such an interest to INC. The French appellate decision also rejected INC's argument that it purchased an interest in the '360 patent in good faith, without knowledge of Horphag's one-half interest.

     On July 10, 1998, USANA filed a motion to dismiss the INC complaint in the U.S. Lawsuit, alleging that based on the decisions of the French courts INC has no standing to sue. Alternatively, USANA alleged that, under U.S. law, even if INC were a co-owner of the '360 patent, it owns at most a one-half interest and cannot bring suit to enforce the patent unless the other co-owner voluntarily agrees to join in such suit as a plaintiff. The other owner of the '360 patent, Horphag, has not voluntarily joined the U.S. Lawsuit as a plaintiff and, in fact, is a defendant in that proceeding. Therefore, USANA believed the litigation must be dismissed.

     The District Court ultimately ordered that the motions to dismiss be re-filed as motions for summary judgment, together with statements of uncontested facts.

     On March 18, 2000, the District Court granted the motions (including the motion filed by USANA) for summary judgment and ruled that INC's claims for patent infringement dismissed.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "USNA." The following table contains the reported high and low sale prices for the Company's common stock as reported on the Nasdaq Stock Market for the periods indicated:



                                                            High       Low
     1998
          First Quarter  ...............................  $ 14.50    $ 8.88
          Second Quarter ...............................    17.25     12.75
          Third Quarter  ...............................    24.13      8.00
          Fourth Quarter ...............................    14.75      9.31

     1999
          First Quarter  ...............................  $ 18.00    $ 5.88
          Second Quarter ...............................    11.25      6.75
          Third Quarter  ...............................     9.00      6.25
          Fourth Quarter ...............................     8.75      3.81

     On March 21, 2000, the high and low sales price of the Company's common stock were $6.00 and $5.75, respectively.


Shareholders

     As of March 21, 2000, there were approximately 473 holders of record of the Company's common stock and an estimated 5,400 beneficial owners, including shares of common stock held in street name.


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


Item 6. Selected Financial Data

     The selected consolidated financial data set forth below with respect to the Company's consolidated statements of earnings and consolidated balance sheets for each of the last five fiscal years are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes thereto.


                                                                                              Year Ended
                                                                           -------------------------------------------------
                                                                           Dec. 31,   Dec. 28,  Dec. 27,  Jan. 2,  Jan. 1,(1)
                                                                             1995       1996      1997     1999      2000
                                                                           -------    -------   -------   -------  --------
                                                                                   (in thousands, except per share data)
Consolidated Statement of Earnings Data:
  Net sales.............................................................   $24,541    $56,700   $85,205  $121,558  $129,386
  Cost of sales.........................................................     5,703     11,596    17,852    25,279    25,452
                                                                           -------    -------   -------  --------  --------
     Gross profit.......................................................    18,838     45,104    67,353    96,279   103,934
Operating expenses:
  Associate incentives..................................................    10,800     25,890    39,536    54,408    57,044
  Selling, general and administrative...................................     4,246     10,515    16,040    25,284    31,499
  Restructuring and impairment..........................................        --         --        --        --     4,400
  Research and development..............................................       256        798     1,245     1,362     1,377
                                                                           -------    -------   -------  --------  --------
     Total operating expenses...........................................    15,302     37,203    56,821    81,054    94,320
                                                                           -------    -------   -------  --------  --------
Earnings from operations................................................     3,536      7,901    10,532    15,225     9,614
Other income (expense), net.............................................       191        247       166       178       (48)
                                                                           -------    -------   -------  --------  --------
Earnings before income taxes............................................     3,727      8,148    10,698    15,403     9,566
Income taxes............................................................     1,422      3,113     4,116     5,906     3,665
                                                                           -------    -------   -------  --------  --------
Net earnings............................................................   $ 2,305    $ 5,035   $ 6,582  $  9,497  $  5,901
                                                                           =======    =======   =======  ========  ========
Earnings per share--diluted.............................................   $  0.20    $  0.38   $  0.49  $   0.68  $   0.47
                                                                           =======    =======   =======  ========  ========
Weighted average shares outstanding--diluted............................    11,589     13,326    13,319    13,929    12,473
                                                                           =======    =======   =======  ========  ========

                                                                               As of
                                                        --------------------------------------------------
                                                        Dec. 31,    Dec. 28,   Dec. 27,  Jan. 2,   Jan.1,(1)
                                                          1995        1996       1997      1999      2000
                                                        -------     -------    -------   --------  --------
                                                              (in thousands, except per share data)
Consolidated Balance Sheet Data:
  Cash and cash equivalents..........................   $ 2,976     $ 1,130    $ 2,608   $  2,617  $  1,411
  Working capital....................................     1,795         458      4,569      7,899    (1,281)
  Current assets.....................................     5,361       9,040     11,273     16,615    15,048
  Total assets.......................................    10,174      21,079     26,369     39,426    36,773
  Long-term debt, less current maturities............         4          --         --         --     7,500
  Stockholders' equity...............................     6,555      12,368     19,258     30,086    12,919
Other Data:
  Current Associates (2).............................    34,000      59,000     84,000    116,000   113,000
  Preferred Customers (3)............................        --          --      9,000     26,000    46,000

--------------------------------------------------------------------------------

(1) The 1999 fiscal year and the 1997 fiscal year were 52-week years. Fiscal year 1998 was a 53-week year. Fiscal year 1996 began on January 1, 1996 and ended on December 28, 1996. The year 1995 was a calendar year.

(2) The Company defines a current Associate as an Associate who has purchased product from the Company at any time during the most recent twelve-month period. The Company adopted this definition in September 1997. The number of current Associates for prior periods is an estimate.

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


Overview

     USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. As of January 1, 2000, the Company had approximately 113,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong and the United Kingdom. The Company initiated operations in the United Kingdom and Hong Kong markets in December 1998 and November 1999, respectively.

     The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 83% of the Company's net sales in 1999. The Company's top selling products, USANA Essentials and Proflavanol, represented approximately 42% and 16%, respectively, of net sales in 1999. No other products accounted for more than 10% of net sales during the year. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement in tablet form, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. During 1999, the Company introduced several new products, Body Rox (Essentials for Teens), Usanimals (Essentials for Kids), Garlic EC, BiOmega-3, E-Prime, Iron 28, ActiCal, PhytoEstrin, Palmetto Plus, Ginkgo-PS, St. John's Wort, SoyaMax, and a new L*E*A*N Team Formula. In addition to its primary product lines, the Company also sells Associate kits and sales aids which accounted for approximately 2.5% of the Company's net sales in 1999.

     Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, but who choose not to become Associates. As of January 1, 2000, the Company had approximately 46,000 Preferred Customers. The Company recognizes revenue when products are shipped and title passes to Associates and Preferred Customers. In 1999, sales in the Company's five primary markets, the United States, Canada, Australia-New Zealand, Hong Kong and the United Kingdom, were 52.4%, 23.0%, 20.3%, 2.2% and 2.1%, respectively, of net sales of the Company. As the Company expands into additional international markets, it expects international operations to account for an increasing percentage of net sales.

     Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of products and sales materials as well as duties and taxes associated with product exports. In 1999, products manufactured by the Company accounted for approximately 74% of its net sales. As international sales increase as a percentage of net sales, the Company expects that its overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

     Associate incentives are the Company's most significant expense and represented 44.1% of net sales in 1999. Associate incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Most products are assigned a sales volume point value independent of the product's price. Associates earn commissions based on sales volume points generated in their downline. Generally, Associate kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore the Company pays no commissions on the sale of these items.

     The Company closely monitors the amount of Associate incentives paid as a percentage of net sales and may from time to time adjust its Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for its Associates. For example, in the third quarter of 1997, the Company introduced a repricing strategy across its product lines that created a spread between the price an Associate pays for the product and the sales volume point value associated with the product. This new price strategy had the effect of reducing the amount of total Associate incentives paid as a percentage of net sales. At the same time, the Company changed its leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points.

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. The Company expects to add human resources and associated infrastructure as operations expand. The President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Dr. Wentz, does not receive a salary, and the Company does not anticipate that Dr. Wentz will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary, selling, general and administrative expenses would increase. Depreciation and amortization expense has increased as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. The Company anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the Associate and Preferred Customer base.

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

     The Company operates on a 52-53 week year, ending on the Saturday closest to December 31.

Results Of Operations

     The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:

                                                                                  Year Ended
                                                                     -----------------------------------
                                                                      Dec. 27,     Jan. 2,      Jan. 1,
                                                                        1997         1999        2000
                                                                     ---------     -------      -------
  Net sales  ......................................................     100.0%       100.0%      100.0%
  Cost of sales  ..................................................      21.0         20.8        19.7
                                                                        -----        -----       -----
     Gross profit  ................................................      79.0         79.2        80.3
  Operating expenses:
     Associate incentives  ........................................      46.4         44.8        44.1
     Selling, general and administrative  .........................      18.8         20.8        24.3
     Restructuring and impairment  ................................        --           --         3.4
     Research and development  ....................................       1.5          1.1         1.1
                                                                        -----        -----       -----
  Earnings from operations  .......................................      12.3         12.5         7.4
  Other income  ...................................................       0.2          0.2         0.0
                                                                        -----        -----       -----
  Earnings before income taxes  ...................................      12.5         12.7         7.4
  Income taxes  ...................................................       4.8          4.9         2.8
                                                                        -----        -----       -----
  Net earnings  ...................................................       7.7%         7.8%        4.6%
                                                                        =====        =====       =====


Years Ended January 1, 2000 and January 2, 1999

     Net Sales. Net sales increased 6.4% to $129.4 million in 1999, an increase of $7.8 million from $121.6 million in 1998. The increase in net sales is primarily a result of introducing two new markets - the United Kingdom in December 1998 and Hong Kong in November 1999. Sales growth can also be attributed to a 77% increase in the Company's Preferred Customer base. As of January 1, 2000, the Company had approximately 46,000 Preferred Customers compared to approximately 26,000 Preferred Customers at January 2, 1999. Approximately 90% of the increase in Preferred Customers took place in the North American and Australia-New Zealand markets. As of January 1, 2000, the Company had approximately 113,000 current Associates compared to 116,000 current Associates at January 2, 1999.

     The following tables illustrate the growth (decline) in sales and customers by market for the years ended January 2, 1999 and January 1, 2000:

                                                  SALES BY MARKET
                                                   (in thousands)
                                                     Year Ended
                                    ----------------------------------------------
                                                                                            Growth
                                                                                         (Decline)over           %
Market                                  January 2, 1999          January 1, 2000           Prior Year          Growth
------                              ----------------------     -------------------      -----------------      --------
United States.............          $ 69,822      57.5%        $ 67,742       52.4%        $(2,080)            (3.0%)
Canada....................            32,739      26.9           29,765       23.0          (2,974)            (9.1%)
Australia-New Zealand.....            18,659      15.3           26,260       20.3           7,601             40.7%
United Kingdom............               338       0.3            2,690        2.1           2,352            695.9%
Hong Kong.................                 -         -            2,929        2.2           2,929                -
                                    --------     -----         --------      -----         -------
Consolidated..............          $121,558     100.0%        $129,386      100.0%        $ 7,828              6.4%
                                    ========     =====         ========      =====         =======

                         CURRENT ASSOCIATES BY MARKET

                                                                                                 Growth
                                            As of                        As of               (Decline)  over        %
Market                                 January 2, 1999              January 1, 2000             Prior Year        Growth
------                            ----------------------       ----------------------        ---------------    ----------
United States..................      59,000          50.9%        51,000          45.1%           (8,000)          (13.6%)
Canada.........................      32,000          27.5         26,000          23.0            (6,000)          (18.8%)
Australia-New Zealand..........      24,000          20.7         27,000          23.9             3,000            12.5%
United Kingdom.................       1,000           0.9          3,000           2.7             2,000           200.0%
Hong Kong......................           -             -          6,000           5.3             6,000               -
                                  ---------     ---------      ---------     ---------         ---------
Consolidated...................     116,000         100.0%       113,000         100.0%           (3,000)           (2.6%)
                                  =========     =========      =========     =========         =========

                        PREFERRED CUSTOMERS BY MARKET

                                            As of                     As of                 Growth over          %
Market                                 January 2, 1999           January 1, 2000             Prior Year         Growth
------                            ----------------------     ----------------------        ---------------    ----------
United States..............          16,000        61.5%        25,000         54.3%            9,000              56.3%
Canada.....................           8,000        30.8         11,000         23.9             3,000              37.5%
Australia-New Zealand......           2,000         7.7          8,000         17.4             6,000             300.0%
United Kingdom.............               -           -          1,000          2.2             1,000                 -
Hong Kong..................               -           -          1,000          2.2             1,000                 -
                                  ---------   ---------      ---------    ---------         ---------
Consolidated...............          26,000       100.0%        46,000        100.0%           20,000              76.9%
                                  =========   =========      =========    =========         =========

                          TOTAL CUSTOMERS BY MARKET

                                                                                                  Growth
                                            As of                        As of               (Decline) over         %
Market                                 January 2, 1999              January 1, 2000             Prior Year        Growth
------                            ----------------------       ----------------------        ---------------    ----------
United States..................      75,000        52.8%        76,000         47.8%            1,000               1.3%
Canada.........................      40,000        28.2         37,000         23.3            (3,000)             (7.5%)
Australia-New Zealand..........      26,000        18.3         35,000         22.0             9,000              34.6%
United Kingdom.................       1,000         0.7          4,000          2.5             3,000             300.0%
Hong Kong......................           -           -          7,000          4.4             7,000                 -
                                  ---------   ---------      ---------    ---------         ---------
Consolidated...................     142,000       100.0%       159,000        100.0%           17,000              12.0%
                                  =========   =========      =========    =========         =========


     Cost of Sales. Cost of sales increased 0.7% to $25.5 million in 1999, an increase of $173,000 from $25.3 million in 1998. As a percentage of net sales, cost of sales decreased to 19.7% in 1999 from 20.8% in 1998. The decrease in cost of sales as a percentage of net sales can be attributed to:

     . A change in sales mix to fewer Associate kits, sales aids and logo merchandise, which are sold at a reduced gross profit margin compared to other USANA products, and

     .    Increased production and procurement efficiencies.

     Associate Incentives. Associate incentives increased 4.8% to $57.0 million in 1999, an increase of $2.6 million from $54.4 million in 1998. As a percentage of net sales, Associate incentives decreased to 44.1% in 1999 from 44.8% in 1998. The decrease in Associate incentives relative to net sales can be attributed to:

     . Continued efforts at managing pricing of the Company's products, which has created a spread between the wholesale price of the products and the related sales volume points,

     . The introduction of the new level in the Associate compensation plan in early 1999, and

     . Inefficiencies in the Associate network in the United Kingdom and Hong Kong.

     The new level, or position, in the Associate compensation plan represents the earliest level in the Company's network marketing system eligible to receive incentives. The Company believes this new level will assist in Associate retention efforts by paying these Associates earlier on reduced downline requirements; however, this level does pay at a lower rate than other levels in the Company's network marketing system.

     Selling, general and administrative. Selling, general and administrative expenses increased 24.6% to $31.5 million in 1999, an increase of $6.2 million from $25.3 million in 1998. As a percent of net sales, selling, general and administrative expenses increased to 24.3% in 1999 from 20.8% in 1998. The increase in selling, general and administrative expenses can be attributed to:

     .    Higher relative costs associated with operations in the United
          Kingdom,

     .    Increased spending on sales and marketing efforts,

     . Increased costs including, but not limited to, employee compensation as a result of building the Company's infrastructure to meet strategic objectives, and

     . Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion.

     Restructuring. The Company recorded a restructuring charge and reserve totaling $2.7 million ($1.7 million or $0.13 per share, after tax) in the third quarter of 1999. The restructuring charge includes the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom and reduction of staff outside of the United Kingdom. Charges incorporated into the Company's restructuring initiative include $900,000 for non-voluntary employee termination benefits, $1.4 million for the liquidation of associated assets used in United Kingdom operations and $400,000 for other exit costs.

     The Company expects that all activities associated with the Company's restructuring initiative will be completed by the end of the third quarter of 2000. As of January 1, 2000, approximately $448,000 was charged against the restructuring reserve.

     Impairment. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote off the remaining book value of its former custom network marketing system (legacy system) totaling $1.7 million ($1.0 million, or $0.09 per share, after tax) in the third quarter of 1999. This charge was the result of the Company's decision to move to a new custom network marketing computer system ("System"). Conversion from the legacy system to the new System has been taking place since the time the impairment was recognized. The future benefits of the legacy system to the Company are minimal and immaterial and could have been removed from operations at the time the impairment was recognized.

     Research and Development. Research and development expenses remained flat at $1.4 million for 1999 and 1998. As a percentage of net sales, research and development remained flat at 1.1% for 1999 and 1998. Although current research and development spending is flat, the Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings. Net earnings decreased 37.9% to $5.9 million in 1999, a decrease of $3.6 million from $9.5 million in 1998. The $4.4 million restructuring and impairment charge ($2.7 million, or $0.22 per share, after tax) was the primary contributor to the substantial decrease in net earnings in 1999 when compared to 1998. Additionally, the substantial increase in selling, general and administrative contributed to decreased net earnings in 1999. Diluted earnings per share decreased to $0.47 for 1999, a decrease of $0.21 from $0.68 in 1998.


Years Ended January 2, 1999 and December 27, 1997

     Net Sales. Net sales increased 42.7% to $121.6 million in 1998, an increase of $36.4 million from $85.2 million in 1997. Approximately 90% of the growth in net sales for this period was attributable to increases in total unit sales. The increase in unit sales is primarily the result of a 38.1% increase in the Company's Associate base and continued growth in its Preferred Customer program, which was introduced in the third quarter of 1997. As of January 2, 1999, the Company had approximately 116,000 current Associates compared to approximately 84,000 current Associates at December 27, 1997. Approximately 75% of the growth in the Associate base can be associated with the opening of the Australia-New Zealand market in February 1998. As of January 2, 1999, the Company had approximately 26,000 Preferred Customers. Successful regional conventions, new product introductions and the product price increase in the third quarter of 1997 also contributed to sales growth in 1998.

     The following tables illustrate the growth (decline) in sales and customers by market for the years ended December 27, 1997 and January 2, 1999:

                                SALES BY MARKET

                                             (in thousands)
                                               Year Ended
                              ----------------------------------------------
                                                                                    Growth over             %
Market                           December 27, 1997        January 2, 1999            Prior Year           Growth
------                        ----------------------     -------------------      -----------------      --------
United States.............      $58,975         69.2%      $ 69,822       57.5%          $10,847             18.4%
Canada....................       26,230         30.8         32,739       26.9             6,509             24.8%
Australia-New Zealand.....            -            -         18,659       15.3            18,659                -
United Kingdom............            -            -            338        0.3               338                -
                              ---------    ---------     ----------    -------        ----------
Consolidated..............      $85,205        100.0%      $121,558      100.0%          $36,353             42.7%
                              =========    =========     ==========    =======        ==========

                         CURRENT ASSOCIATES BY MARKET

                                       As of                       As of                Growth over          %
Market                           December 27, 1997            January 2, 1999            Prior Year        Growth
------                        -----------------------     ----------------------       -------------    ------------
United States.............       56,000          66.7%        59,000         50.9%           3,000            5.4%
Canada....................       28,000          33.3         32,000         27.5            4,000           14.3%
Australia-New Zealand.....            -             -         24,000         20.7           24,000              -
United Kingdom............            -             -          1,000          0.9            1,000              -
                              ---------     ---------     ----------   ----------       ----------
Consolidated..............       84,000         100.0%       116,000        100.0%          32,000           38.1%
                              =========     =========     ==========   ==========       ==========

                         PREFERRED CUSTOMERS BY MARKET

                                      As of                  As of         Growth over       %
Market                           December 27, 1997      January 2, 1999     Prior Year     Growth
------                           -----------------      ---------------    ------------    ------
United States..................   6,000      66.7%       16,000   61.5%       10,000       166.7%
Canada.........................   3,000      33.3         8,000   30.8         5,000       166.7%
Australia-New Zealand..........       -         -         2,000    7.7         2,000           -
United Kingdom.................       -         -             -      -             -           -
                                 ------     ------      -------  ------    ------------
Consolidated...................   9,000     100.0%       26,000  100.0%       17,000       188.9%
                                 ======     ======      =======  ======    ============

                           TOTAL CUSTOMERS BY MARKET

                                      As of                  As of         Growth over       %
Market                           December 27, 1997      January 2, 1999     Prior Year     Growth
------                           -----------------      ---------------    ------------    ------
United States..................  62,000      66.7%       75,000   52.8%       13,000        21.0%
Canada.........................  31,000      33.3        40,000   28.2         9,000        29.0%
Australia-New Zealand..........       -         -        26,000   18.3        26,000           -
United Kingdom.................       -         -         1,000    0.7         1,000           -
                                 ------     ------      -------  ------    ------------
Consolidated...................  93,000     100.0%      142,000  100.0%       49,000        52.7%
                                 ======     ======      =======  ======    ============

     Cost of Sales. Cost of sales increased 41.6% to $25.3 million in 1998, an increase of $7.4 million from $17.9 million in 1997. As a percentage of net sales, cost of sales decreased slightly to 20.8% in 1998 from 21.0% in 1997. The decrease in cost of sales as a percentage of net sales can be attributed primarily to the price increase introduced in the third quarter of 1997 and volume-based efficiencies in production and procurement activities. These factors were partially offset by additional costs such as freight and duties associated with exporting products to Australia-New Zealand and the United Kingdom, and a change in the sales mix to include a higher percentage of Associate kits, which have a significantly lower gross profit margin. When a new market is opened, the Company initially experiences a higher demand for Associate kits in that market.

     Associate Incentives. Associate incentives increased 37.6% to $54.4 million in 1998, an increase of $14.9 million from $39.5 million in 1997. As a percentage of net sales, Associate incentives decreased to 44.8% in 1998 from 46.4% in 1997. The decrease in Associate incentives as a percentage of net sales can be attributed primarily to the implementation of the Company's repricing strategy and a change in the sales mix that resulted from increased demand for Associate kits in the Australia-New Zealand market. The decrease in Associate incentives as a percentage of net sales was partially offset by an increase in the Company's leadership bonus program from 2.0% to 3.0% of the sales volume points generated.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 57.6% to $25.3 million in 1998, an increase of $9.3 million from $16.0 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.8% in 1998 from 18.8% in 1997. The increase in selling, general and administrative expenses can be attributed to several factors:

     . Higher variable expenses such as increases in customer service staffing levels and discount fees on credit cards in association with growth in sales and the increased number of Associates and Preferred Customers,

     . Increased depreciation and amortization expense of approximately 1% as a percentage of net sales as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion,

     . Increased costs including, but not limited to, employee compensation as a result of building the Company's infrastructure to meet strategic objectives, and

     . Higher relative costs associated with international expansion, primarily related to commencing operations in Australia-New Zealand and the United Kingdom.

     Research and Development Expenses. Research and development expenses increased 9.4% to $1.4 million in 1998, an increase of $0.2 million from $1.2 million in 1997. The modest increases in research and development expenses in 1998 were primarily the result of new product development, ongoing clinical studies and the reformulation of existing products.

     Net Earnings. Net earnings increased 44.3% to $9.5 million in 1998, an increase of $2.9 million from $6.6 million in 1997. The increase in net earnings is primarily the result of higher sales. Net earnings reflect the combined effect of decreased cost of sales, decreased Associate incentives, and increased selling, general and administrative expenses relative to net sales, which resulted in a 7.8% profit margin in 1998 compared to 7.7% in 1997. Diluted earnings per share increased 38.8% to $0.68 in 1998, an increase of $0.19 from $0.49 in 1997.

Quarterly Financial Information and Seasonality

     The table below sets forth unaudited quarterly operating results for each of the Company's last eight fiscal quarters as well as certain of the data expressed as a percentage of net sales for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data. The Company's quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report.

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

                                                                                  Quarter Ended
                                                                                  -------------
                                                Mar. 28,  June 27,  Sep. 26,  Jan. 2,(1)   April 3,  July 3,    Oct. 2,    Jan. 1,
                                                  1998      1998      1998      1999         1999      1999       1999       2000
                                                  ----      ----      ----      ----         ----      ----       ----       ----
                                                                      (in thousands, except per share data)
Consolidated Statements of Earnings
       Data:
Net sales....................................   $26,164   $30,913   $32,123   $32,358      $31,323   $32,478    $32,359    $33,226
Cost of sales................................     5,486     6,408     6,725     6,660        6,383     6,340      6,316      6,413
                                                -------   -------   -------   -------      -------   -------    -------    -------
          Gross profit.......................    20,678    24,505    25,398    25,698       24,940    26,138     26,043     26,813
Operating expenses:
       Associate incentives..................    11,762    13,930    14,312    14,404       13,909    14,437     14,286     14,412
       Selling, general and administrative...     5,433     6,318     6,705     6,828        7,244     7,741      8,405      8,109
       Restructuring and impairment..........        --        --        --        --           --        --      4,400         --
       Research and development..............       354       373       405       230          356       329        343        349
                                                -------   -------   -------   -------      -------   -------    -------    -------
          Total operating expenses...........    17,549    20,621    21,422    21,462       21,509    22,507     27,434     22,870
                                                -------   -------   -------   -------      -------   -------    -------    -------
Earnings (loss) from operations..............     3,129     3,884     3,976     4,236        3,431     3,631     (1,391)     3,943
Other income (expense), net..................        46        21       113        (2)          34       (10)       197       (269)
                                                -------   -------   -------   -------      -------   -------    -------    -------
Earnings (loss) before income taxes..........     3,175     3,905     4,089     4,234        3,465     3,621     (1,194)     3,674
Income taxes (benefit).......................     1,239     1,501     1,559     1,607        1,337     1,377       (444)     1,395
                                                -------   -------   -------   -------      -------   -------    -------    -------
Net earnings (loss)..........................   $ 1,936   $ 2,404   $ 2,530   $ 2,627      $ 2,128   $ 2,244    $  (750)   $ 2,279
                                                =======   =======   =======   =======      =======   =======    =======    =======
Earnings (loss) per share--diluted...........   $  0.14   $  0.17   $  0.18   $  0.19      $  0.16   $  0.17    $ (0.06)   $  0.22
                                                =======   =======   =======   =======      =======   =======    =======    =======
Weighted average shares outstanding--
       Diluted...............................    13,771    14,064    14,190    13,901       13,557    13,252     12,473     10,368
                                                =======   =======   =======   =======      =======   =======    =======    =======

                                                                                  Quarter Ended
                                                                                  -------------
                                                Mar. 28,  June 27,  Sep. 26,  Jan. 2,(1)   April 3,  July 3,    Oct. 2,    Jan. 1,
                                                  1998      1998      1998      1999         1999      1999       1999       2000
                                                  ----      ----      ----      ----         ----      ----       ----       ----
As a Percentage of Net Sales:
Net sales....................................    100.0%    100.0%    100.0%    100.0%       100.0%    100.0%     100.0%     100.0%
Cost of sales................................     21.0      20.7      20.9      20.6         20.4      19.5       19.5       19.3
                                                 -----     -----     -----     -----        -----     -----      -----      -----
    Gross profit.............................     79.0      79.3      79.1      79.4         79.6      80.5       80.5       80.7
Operating expenses:
  Associate incentives.......................     45.0      45.1      44.6      44.5         44.4      44.5       44.1       43.4
  Selling, general and administrative........     20.8      20.4      20.9      21.1         23.1      23.8       26.0       24.4
  Restructuring and impairment...............       --        --        --        --           --        --       13.6         --
  Research and development...................      1.4       1.2       1.3       0.7          1.1       1.0        1.1        1.1
                                                 -----     -----     -----     -----        -----     -----      -----      -----
    Total operating expenses.................     67.2      66.7      66.8      66.3         68.7      69.3       84.8       68.8
                                                 -----     -----     -----     -----        -----     -----      -----      -----
Earnings (loss) from operations..............     11.8      12.6      12.3      13.1         11.0      11.2       (4.3)      11.9
Other income (expense), net..................      0.2       0.1       0.4       0.0          0.1       0.0        0.6       (0.8)
                                                 -----     -----     -----     -----        -----     -----      -----      -----
Earnings (loss) before income taxes..........     12.0      12.7      12.7      13.1         11.1      11.1       (3.7)      11.1
Income taxes (benefit).......................      4.7       4.9       4.8       5.0          4.3       4.2       (1.4)       4.2
                                                 -----     -----     -----     -----        -----     -----      -----      -----
Net earnings (loss)..........................      7.3%      7.8%      7.9%      8.1%         6.8%      6.9%      (2.3)%      6.9%
                                                 =====     =====     =====     =====        =====     =====      =====      =====

_______________________________________________________________________________

(1) The quarter ended January 2, 1999 was a 14 week quarter. All other quarters in the table represent 13 week quarters.

     The Company may experience variations on a quarterly basis in its results of operations, in response to, among other things:

     .    The timing of Company-sponsored Associate events,

     .    New product introductions,

     .    The opening of new markets,

     . The timing of holidays, especially in the fourth quarter, which may reduce the amount of time Associates spend selling the Company's products or recruiting new Associates,

     . The adverse effect of Associates' or the Company's failure, or allegations of their failure, to comply with applicable governmental regulations,

     . The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain of the Company's products,

     .    The operation of its network marketing system,

     .    Fluctuations in currency exchange rates,

     .    The recruiting and retention of Associates,

     .    The integration and operation of new information technology systems,

     . The inability of the Company to introduce new products or the introduction of new products by the Company's competitors,

     .    Availability of raw materials,

     . General conditions in the nutritional supplement, personal care and weight management industries or the network marketing industry and

     .    Consumer perceptions of the Company's products and operations.

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

Liquidity and Capital Resources

     The Company has financed its growth primarily with cash flows from operations. In 1999, the Company generated net cash from operations of $15.0 million compared to $10.6 million in 1998. Cash and cash equivalents decreased to $1.4 million at January 1, 2000 from $2.6 million at January 2, 1999. Checks written in excess of cash in bank totaled $1.4 million at January 1, 2000.

     On January 1, 2000, the Company had negative net working capital of $1.3 million compared to positive net working capital of $7.9 million at January 2, 1999. The change in net working capital in 1999 was primarily the result of redeeming common stock and advancing funds to a related party, which totaled $23.6 million during the year. This use of working capital for long-term purposes is expected to provide earnings per share benefits in future periods. Furthermore, the Company has substantial, unused availability under its line of credit.

     The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

     The Company invested $4.9 million in property and equipment in 1999 compared to $11.3 million in 1998. Inventory decreased to $9.9 million at January 1, 2000 compared to $10.5 at January 2, 1999.

     On September 21, 1999, the Company completed the repurchase of 2.65 million shares of its common stock from Gull Holdings, Ltd. ("Gull"). An earlier purchase of 300,000 shares was made on May 24, 1999, under an agreement entered into on April 28, 1999. The series of related transactions reduced the ownership of Gull from 58.2% to 45.7%, of the issued and outstanding capital stock of the Company as of January 1, 2000. These transactions reduced the issued and outstanding shares of the company by 22.6%. Gull is an Isle of Man company owned and controlled by Myron W. Wentz, Ph.D., the founder, Chairman, President and CEO of the Company. The transactions were privately negotiated, reviewed by the Audit Committee of the Board of Directors and approved by the independent directors of the Company. The aggregate purchase price of the 2.95 million shares was $24 million and was financed by existing cash balances and borrowings of approximately $18 million under a new credit agreement with Bank of America in the form of a $10 million term loan and a $15 million revolving line of credit. The Company expects to retire debt related to this transaction before the end of fiscal year 2001.

     During 1999, the Company entered into agreements with Bank of America that made available $25 million in secured credit facilities ("Credit Facilities").
A $10 million five-year term loan and a $15 million three-year revolving line of credit comprise these facilities. At January 1, 2000, the Company had $13.6 million available under the line of credit, which expires September 1, 2002.
The interest rate is computed at the bank's prime rate or the London Interbank Offered Rate (LIBOR) base rate adjusted by features specified in the Credit Facilities. The Company may choose to borrow at the bank's publicly announced Reference Rate plus a margin per annum as specified in the Credit Facilities or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100,000 or more for specific periods ranging from one to six months, at LIBOR plus a margin as specified in the Credit Facilities. Receivables, inventories and equipment secure the Credit Facilities. The Credit Facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants on January 1, 2000. As of January 1, 2000, $9.5 million was outstanding on the five-year term loan and $1.4 million was outstanding on the line of credit.

     A significant percentage of the Company's net sales are generated from the sale of products outside the United States. The Company intends to continue to expand its foreign operations. The foreign operations of the Company expose it to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. In addition, the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. Sales outside the United States represented 12.3%, 21.1%, 30.8%, 42.5% and 47.6% of the Company's net sales in 1995, 1996, 1997, 1998, and 1999, respectively. The Company enters into forward and option contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. Transaction hedging activities seek to protect operating results and cash flows from the potentially adverse effects of currency exchange fluctuations.

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

Year 2000 Issues

     During 1999, the Company's systems that were not Year 2000 compliant were brought into compliance. Amounts spent on bringing non-compliant systems into compliance totaled less than $100,000. Subsequent to December 31, 1999, the Company has not experienced any significant Year 2000 problems.

     Notwithstanding the foregoing, there can be no assurance the Company will not experience operational difficulties as a result of ongoing Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations and require the Company to incur unanticipated expenses to remedy any problems.

Inflation

     The Company does not believe that inflation has had a material impact on its historical operations or profitability.

Outlook

     Management believes net sales will increase medium- to long-term as a result of a value initiative that the Company introduced in February 2000. The value initiative incorporated the following changes:

     .    Reduced prices, on average, by 24%

     . Reduced the price of the Company's top selling product, the Essentials, by 35%

     . Offered a 10% discount for all customers who are active on the Company's autoship program, and

     . Decreased the ratio of sales volume points to the wholesale price of the products.

     Although it may take some time to generate enough volume to compensate for the new lower prices, management believes the better value, in the form of lower prices, and moving customers to its autoship program, will benefit both the Company and its customers as follows:

     . The Company is expected to benefit by improving customer loyalty and retention.

     . Preferred Customers will benefit by taking advantage of the Company's quality products at the new lower prices.

     . Management believes that Associates will have an easier time recruiting Preferred Customers and other Associates at the new lower prices. Additionally, the expected improvements in loyalty and retention should assist the Associates with their business opportunity under the Company's Associate compensation plan.

     Associate incentives as a percentage of net sales are expected to decline as a result of the decrease in the ratio of sales volume points to wholesale prices. Cost of sales is expected to rise as a percentage of sales proportional to the decline in Associate incentives as a result of the new lower prices.

     Selling, general and administrative expenses are expected to increase substantially in the short-term in order to promote and support the Company's new value initiative. As unit volume increases, management believes that selling, general and administrative expenses should decrease as a percentage of sales.

     Research and development costs are expected to be in line with historical levels.

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

     Fluctuations in foreign currency exchange rates may favorably or adversely affect the Company's reported earnings and, accordingly, the comparability of its period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company sells its products. When the value of the U.S. dollar is high in comparison with other currencies in which sales are made, this will have a negative impact on net sales. Additionally, if the dollar weakens against currencies in which the Company incurs or is required to pay expenses, this will have a negative impact on net sales.

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

     The Company relies on non-employee, independent Associates to purchase, market and sell its products. The Company's Associates are independent contractors who purchase products directly from the Company for their own use or for resale. Associates typically work at the distribution of the Company's products on a part-time basis and may and likely will engage in other business activities, some of which may compete with the Company. The Company has a large number of Associates and a relatively small corporate staff to implement its marketing programs and provide motivational support to its Associates. The Company undertakes no effort to provide individual training to its Associates. Associates may voluntarily terminate their agreements with the Company at any time. There is typically significant turnover in distributors from year to year. Because of this high turnover, the Company must continually recruit new Associates. The Company's net sales are directly dependent upon the efforts of these non-employee, independent distributors and future growth in sales volume will depend in large part upon the Company's success in increasing the number of new Associates and improving productivity of its Associates. Consequently, the loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new Associates and other related expenses may adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond the control of the Company, including:

     .    General business and economic conditions,

     .    Public perceptions about network marketing programs,

     . High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens, and

     . Public perceptions about the value and efficacy of nutritional, personal care or weight management products generally.

     There can be no assurance that the Company will be able to continue to attract and retain Associates in numbers sufficient to sustain the Company's future growth or to maintain present growth levels, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company does not directly control the independent acts of its Associates. The Company's Associates are required to sign and adhere to the Company's Associate Application and Agreement, which obligates them to abide by USANA policies and procedures. Although these policies and procedures prohibit Associates from making certain claims regarding the Company's products or income potential from the distribution of those products, Associates may from time to time create promotional materials or otherwise provide information that does not accurately describe the Company's marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of the Company's policies or applicable laws and regulations concerning these matters. Such violations may result in legal action by regulatory agencies. Future legal actions against Associates or others associated with the Company could lead to increased regulatory scrutiny of the Company and its network marketing system. The Company takes what it believes to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of its compensation plan are observed. There can be no assurance, however, that the Company's efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from such Associate activities can also make it more difficult for the Company to attract and retain Associates and may have an adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's business is subject to the effects of adverse publicity and negative public perception. The Company's ability to attract and retain Associates and to sustain and enhance sales through its Associates can be affected by adverse publicity or negative public perception regarding the Company or its competitors. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or the Company's products or ingredients specifically, and regulatory investigations of the Company or its competitors or other network marketing companies and their products, or Associate actions. There can be no assurance that the Company will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's executive officers other than Dr. Wentz are primarily responsible for the Company's day-to-day operations, and the Company believes its success depends in part on its ability to retain its executive officers and to continue to attract additional qualified individuals to its management team. The Company does not maintain a key man life insurance policy on Dr. Wentz or any of its other officers, nor does it have an employment agreement with any of its officers other than Gilbert A. Fuller, Senior Vice President and Chief Financial Officer, which expires in May 2000. The loss or limitation of the services of any of the Company's executive officers or the inability of the Company to attract additional qualified management personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     The ownership of a significant amount of the Company's common stock gives Dr. Wentz effective control of the Company. Gull Holdings, Ltd., which is solely owned and controlled by Dr. Wentz, owned approximately 46% of the Company's outstanding common stock at January 1, 2000. This ownership percentage may increase as the Company completes a public share repurchase program during the current fiscal year. Consequently, Dr. Wentz has effective control of the Company, including the ability to elect a majority of the Board of Directors of the Company. Similarly, Dr. Wentz is in a position to effectively control decisions to adopt, amend or repeal the Company's Articles of Incorporation and Bylaws and prevent a takeover of the Company by one or more third parties, or sell or otherwise transfer his stock to a third party, which could deprive the Company's stockholders of a premium that might otherwise be realized by them in connection with an acquisition of the Company.

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

     Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products. In addition, if the FTC has reason to believe the law is being violated (e.g., the Company does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

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

     The Company's business expansion into foreign markets is subject to risks. The Company commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998 and in Hong Kong in November 1999. The Company believes that its ability to achieve future growth is dependent in part on its ability to continue its international expansion efforts. However, there can be no assurance that the Company will be able to grow in its existing international markets, enter new international markets on a timely basis or that new markets will be profitable. The Company must overcome significant regulatory and legal barriers before it can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which the Company's products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, the Company may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. The Company may be required to reformulate certain of its products before commencing sales in a given country. Once the Company has entered a market, it must adhere to the regulatory and legal requirements of that market. No assurance can be given that the Company will be able to successfully reformulate its products in any of the Company's current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain and retain necessary permits and approvals or that it will have sufficient capital to finance its expansion efforts in a timely manner. In many market areas, network marketing companies other than the Company already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity such as the Company, or to make it more difficult for the Company to recruit qualified Associates. There can be no assurance that, even if the Company is able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system such as the Company's. The Company believes its future success will depend in part on its ability to seamlessly integrate its Associate compensation plan across all markets in which the Company's products are sold. There can be no assurance that the Company will be able to further develop and maintain a seamless compensation program.

     The increase in Associate incentives expense reduces profitability. Since its inception, the Company generally has experienced increases, as a percentage of net sales, in the amount of incentives, including commissions and leadership bonuses, paid to its Associates. From time to time the Company has changed its Associate compensation plan to better manage these incentives. For example, during the third quarter of 1997, the Company introduced a broad repricing strategy across its product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product. At the same time, the Company changed its leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points. In February 2000, the Company introduced a broad repricing initiative reducing the average price of its products by approximately 24%. Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust its Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to the Associate compensation plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates.

     The Company relies on and is subject to risks associated with information technology systems. The Company's success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. The Company's information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company recognizes the need to regularly upgrade its management information systems to most effectively manage its operations and Associate data base.

     The Company relies on the successful efforts of certain Associates. The Company's Associate compensation plan is designed to permit Associates to sponsor new Associates, creating multiple "business centers," or levels in the marketing structure. Sponsored Associates are referred to as "downline" Associates within the sponsoring Associate's "downline network." If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor's downline network. As a result of this network marketing system, Associates develop business relationships with other Associates. The Company believes its revenue is generated by thousands of Associates. However, the loss of a high-level sponsoring Associate, together with a group of leading Associates in that person's downline, or the loss of a significant number of Associates for any reason, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The business of the Company is subject to the risks associated with intense competition from larger, wealthier and more established competitors. The Company faces intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products. Numerous manufacturers, distributors and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The Company competes by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. However, many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The Company's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of such markets. The nutritional supplement market in which the Company's leading products compete is characterized by:

     . A large selection of essentially similar products that are difficult to differentiate,

     .    Retail consumer emphasis on value pricing,

     . Constantly changing formulations based on evolving scientific research,

     . Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing outsourcing, low regulatory requirements, and ready access to large distribution channels, and

     . A lack of uniform standards regarding product ingredient source, potency, purity, absorption rate and form.

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

     The Company is also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and existing Associates. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining Associates. There can be no assurance that the Company's programs for recruiting and retaining Associates will be successful. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing Associates or deplete the pool of potential Associates in a given market.

     The Company believes that the leading network marketing company in terms of global sales is Amway Corporation and its affiliates and that Avon Products is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Herbalife International, Inc., Nature's Sunshine Products,

Inc., Rexall Sundown, Inc. and its direct selling division Rexall Showcase International, Inc., Twinlab Corporation, Shaklee Corporation and NuSkin International, Inc. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with the Company in certain of its product lines and for Associates. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.

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

     Foreign operations are affected by taxation and transfer pricing considerations. The Company's principal domicile is the United States, where it is incorporated. Sales in the United States, Canada, Australia-New Zealand, the United Kingdom and Hong Kong represented 52.4%, 23.0%, 20.3%, 2.1% and 2.2% of total sales in 1999, respectively. The Company is subject to income taxes at an effective rate of 39%, 45%, 36%, 33%, 31% and 16% in the United States, Canada, New Zealand, Australia, the United Kingdom and Hong Kong, respectively. Under tax treaties, the Company is eligible to receive foreign tax credits in the United States for taxes actually paid abroad. As the Company's operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to the Company, resulting in the Company's paying a higher overall effective tax rate on its worldwide operations. The Company has adopted transfer pricing agreements with its subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the Company for product purchases, management services and contractual obligations such as the payment of Associate incentives. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in the Company's transfer pricing practices, the Company could become subject to higher taxes and its earnings would be adversely affected. The Company believes that it operates in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

     Foreign operations are affected by exchange rate fluctuations. Sales outside the United States represented 12.3%, 21.1%, 30.8%, 42.5% and 47.6% of the Company's net sales in 1995, 1996, 1997, 1998, and 1999, respectively. The Company intends to continue to expand its foreign operations, exposing the Company to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where it has operations. Since a significant portion of the Company's sales are in foreign countries, exchange rate fluctuations may have a significant effect on the Company's sales and gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell their products in the same market. As the Company's business expands outside the United States, an increasing share of its net sales and cost of sales will be transacted in currencies other than the U.S. dollar. Accounting practices require that the Company's non-U.S. sales and selling, general and administrative expenses be converted to U.S. dollars for reporting purposes. Consequently, the reported net earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases from the Company by its foreign subsidiaries are transacted in U.S. dollars. As operations expand in countries where foreign currency transactions may be made, the Company's operating results will be increasingly subject to the risks of exchange rate fluctuations and the Company may not be able to accurately estimate the impact of such changes on its future business, product pricing, results of operations or financial condition. In addition, the value of the U.S. dollar in-relation to other currencies may also adversely affect the Company's sales to customers outside the United States. The Company enters into forward foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. The Company generally does not use derivative instruments to manage currency fluctuations. There can be no assurance that such hedging transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations. Such adverse effects would also adversely affect the Company's business, financial condition and results of operations.

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

     The Company's business is subject to particular intellectual property risks. The Company owns no patents, has filed no patent applications and does not intend in the immediate future to file a patent application covering any of the formulations of its nutritional or other products. The labeling regulations governing the Company's nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical, if not impossible, given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, the Company maintains an active research and development program that is devoted to developing better, purer and more effective formulations of its nutritional or other products. The labeling regulations governing the Company's nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical, if not impossible, given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, the Company maintains an active research and development program that is devoted to developing better, purer and more effective formulations of its nutritional products. The Company protects its investment in research, as well as the techniques it uses to improve the purity and effectiveness of its products by relying on trade secret laws, although it has not to date entered into confidentiality agreements with certain of its employees involved in research and development activities. Additionally, the Company endeavors to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for its products, which protection has been sought in the United States, Canada and many of the other countries in which the Company is either presently operating or plans to commence operations in the near future. The Company's research and development efforts may at some future time result in patentable products, in which case patents would be sought; however, no assurance can be given that patents would be obtained. Notwithstanding the Company's efforts as described above, there can be no assurance that such efforts to protect its trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against the Company for infringement of the proprietary rights of others. If an infringement claim is asserted, the Company may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis or terminate its manufacturing and marketing of its products alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance, however, that third-party claims will not in the future adversely affect the Company's business, financial condition and results of operations.

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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as part of this Form:

         1. Financial Statements

         Report of Independent Auditors.....................................    F-1
         Consolidated Balance Sheets........................................    F-2
         Consolidated Statements of Earnings................................    F-3
         Consolidated Statements of Stockholders' Equity....................    F-4
         Consolidated Statements of Cash Flows..............................    F-5

         Notes to the Consolidated Financial Statements.....................    F-7

         2. Supplementary Data

            Quarterly Financial Data (unaudited) (included in the Notes to the Consolidated Financial Statements)

         3. Financial Statement Schedules.
            [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

         4. Exhibits.

                                   Form 10-K

                        For Year Ended January 1, 2000

                                 Exhibit Index

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

21        Subsidiaries of the Company

27.1    Financial Data Schedule

99.1 Press Release dated September 21, 1999. [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]


(a)     Reports on Form 8-K.

        The Company filed a Form 8-K on September 24, 1999 to report the redemption of 2.65 million shares from a company owned and controlled by its founder, Chairman, President and CEO, Myron Wentz.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000:

                           USANA, INC.


                           By:                 /s/ Myron W. Wentz
                               ---------------------------------------------
                                               Myron W. Wentz, PhD,
                                              President and Chairman


Date: March 29, 2000

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Signature                                Title                                Date
                ---------                                -----                                ----
          /s/ Myron W. Wentz                   Chairman, President (Principal             March 29, 2000
-------------------------------------
              Myron W. Wentz, PhD              Executive Officer)


          /s/ Ronald S. Poelman                Director                                   March 29, 2000
---------------------------------------
              Ronald S. Poelman


          /s/ Robert Anciaux                   Director                                   March 29, 2000
---------------------------------------
              Robert Anciaux


          /s/ Ned M. Weinshenker               Director                                   March 29, 2000
---------------------------------------
              Ned M. Weinshenker, PhD


          /s/ David A. Wentz                   Director                                   March 29, 2000
---------------------------------------
              David A. Wentz


          /s/ Gilbert A. Fuller                Senior Vice President And Chief            March 29, 2000
---------------------------------------
              Gilbert A. Fuller                Financial Officer (Principal
                                               Financial Officer and Principal
                                               Accounting Officer)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
USANA, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of USANA, Inc. and Subsidiaries (the Company) as of January 2, 1999 and January 1, 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA, Inc. and Subsidiaries as of January 2, 1999 and January 1, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Salt Lake City, Utah

February 1, 2000

                         USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                                            January 2,        January 1,
                                                                               1999              2000
                                                                        -----------------  ---------------
ASSETS
Current Assets
    Cash and cash equivalents                                           $         2,617    $       1,411
    Receivables, net (Notes D and E)                                                294              534
    Income taxes receivable                                                           -              302
    Current maturities of notes receivable (Note D)                                  16                5
    Inventories, net (Notes B and E)                                             10,543            9,855
    Prepaid expenses                                                              1,912            1,536
    Deferred income taxes (Note H)                                                1,233            1,405
                                                                         --------------     --------------

           Total current assets                                                  16,615           15,048

Property and Equipment, net (Notes C, E and G)                                   22,751           21,528

Notes Receivable, less current maturities (Note D)                                    5                -

Other Assets                                                                         55              197
                                                                         --------------     --------------

                                                                        $        39,426    $      36,773
                                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Checks written in excess of cash in bank                            $             -    $       1,416
    Current maturities of long-term debt (Note E)                                     -            2,000
    Accounts payable                                                              4,211            4,060
    Other current liabilities (Note F)                                            4,505            5,201
    Line of credit (Note E)                                                           -            1,400
    Restructuring provision (Note G)                                                  -            2,252
                                                                         --------------     --------------

           Total current liabilities                                              8,716           16,329

Deferred Income Taxes (Note H)                                                      624               25

Long-term Debt, less current maturities (Note E)                                      -            7,500

Commitments and Contingencies (Note J)                                                -                -

Stockholders' Equity (Notes I, K, N and O)
    Common stock, no par value; authorized 50,000 shares;
    issued and outstanding 13,047 shares at January 2,
      1999 and 10,169 shares at January 1, 2000                                   9,131            2,877
    Retained earnings                                                            21,668           10,078
    Note receivable - related party                                                (531)               -
    Accumulated other comprehensive loss                                           (182)             (36)
                                                                          -------------     ------------
           Total stockholders' equity                                            30,086           12,919
                                                                          -------------     ------------
                                                                         $       39,426    $      36,773
                                                                          =============    =============

        The accompanying notes are an integral part of this statement.

                         USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (in thousands, except per share data)

                                                                                           Year ended
                                                                       --------------------------------------------------
                                                                        December 27,       January 2,        January 1,
                                                                            1997              1999              2000
                                                                       ---------------   ---------------   --------------
Net sales                                                             $      85,205     $      121,558    $      129,386
Cost of sales                                                                17,852             25,279            25,452
                                                                       ---------------   ---------------   --------------

    Gross profit                                                             67,353             96,279           103,934

Operating expenses
    Associate incentives (Note I)                                            39,536             54,408            57,044
    Selling, general and administrative                                      16,040             25,284            31,499
    Restructuring and impairment (Note G)                                         -                  -             4,400
    Research and development                                                  1,245              1,362             1,377
                                                                       ---------------   ---------------   --------------

           Total operating expenses                                          56,821             81,054            94,320
                                                                       ---------------   ---------------   --------------

Earnings from operations                                                     10,532             15,225             9,614
                                                                       ---------------   ---------------   --------------
Other income (expense)
    Interest income                                                             157                259               240
    Interest expense                                                            (16)                (8)             (316)
    Other, net                                                                   25                (73)               28
                                                                       ---------------   ---------------   --------------

           Total other income (expense)                                         166                178               (48)
                                                                       ---------------   ---------------   --------------

Earnings before income taxes                                                 10,698             15,403             9,566
Income taxes (Note H)                                                         4,116              5,906             3,665
                                                                       ---------------   ---------------   --------------

    Net earnings                                                      $       6,582     $        9,497    $        5,901
                                                                       ===============   ===============   ==============
Earnings per common share (Note N)
    Basic                                                             $        0.52     $         0.73    $         0.49
    Diluted                                                           $        0.49     $         0.68    $         0.47

Weighted average common and dilutive common equivalent shares outstanding
    Basic                                                                    12,741             12,937            12,158
    Diluted                                                                  13,319             13,929            12,473

        The accompanying notes are an integral part of this statement.

                         USANA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      Years ended December 27, 1997, January 2, 1999 and January 1, 2000

                                (in thousands)

                                                                                      Accumulated
                                                                                         other
                                                  Common stock          Retained     comprehensive
                                               Shares      Amount       earnings     income (loss)       Other           Total
                                             ----------  -----------  -----------   ---------------  -------------   ------------
Balance at December 28, 1996                     12,702  $    6,769   $     5,589   $            10  $           -   $     12,368

Comprehensive income
    Net earnings for the year                         -           -         6,582                 -              -          6,582
    Foreign currency translation adjustment           -           -             -               (90)             -            (90)
                                                                                                                     ------------
       Comprehensive income                                                                                                 6,492

Common stock issued under stock option
   plan, including tax benefit of $232              110         398             -                 -              -            398
                                             ----------  ----------   -----------   ---------------  -------------   ------------

Balance at December 27, 1997                     12,812       7,167        12,171               (80)             -         19,258

Comprehensive income
    Net earnings for the year                         -           -         9,497                 -              -          9,497
    Foreign currency translation adjustment           -           -             -              (102)             -           (102)
                                                                                                                     ------------

       Comprehensive income                                                                                                 9,395

Advances to related party                             -           -             -                             (531)          (531)

Common stock issued under stock option
   plan, including tax benefit of $816              235       1,964             -                 -              -          1,964
                                             ----------  ----------   -----------   ---------------  -------------   ------------

Balance at January 2, 1999                       13,047       9,131        21,668              (182)          (531)        30,086

Comprehensive income
    Net earnings for the year                         -           -         5,901                 -              -          5,901
    Foreign currency translation adjustment           -           -             -               146              -            146
                                                                                                                     ------------

       Comprehensive income                                                                                                 6,047

Common stock retired and advances to
   related party (Note I)                        (2,950)     (6,596)      (17,491)                -            531        (23,556)

Common stock issued under stock option
   plan, including tax benefit of $132               72         342             -                 -              -            342
                                             ----------  ----------   -----------   ---------------  -------------   ------------

Balance at January 1, 2000                       10,169  $    2,877   $    10,078   $           (36) $           -   $     12,919
                                             ==========  ==========   ===========   ===============  =============   ============


        The accompanying notes are an integral part of this statement.

                         USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                          Year ended
                                                                       ------------------------------------------------
                                                                         December 27,       January 2,      January 1,
                                                                            1997              1999            2000
                                                                       ---------------   ---------------   ------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings                                                     $       6,582    $     9,497       $     5,901
       Adjustments to reconcile net earnings to net cash provided by operating activities
           Depreciation and amortization                                        2,216          3,377             4,489
           Loss on sale of property and equipment                                   -             30                15
           Provision for losses on receivables                                    139            307                76
           Provision for inventory obsolescence                                   220            792               685
           Deferred income taxes                                                 (217)          (160)             (771)
           Loss on restructuring and impairment                                     -              -             4,400
           Changes in assets and liabilities
               Receivables                                                       (182)          (494)             (362)
               Income taxes receivable                                            405              -              (283)
               Inventories                                                       (336)        (4,988)               33
               Prepaid expenses and other assets                               (1,617)          (596)              500
               Accounts payable                                                (1,497)         1,014              (172)
               Other current liabilities                                        1,351          1,869               896
               Restructuring provision                                              -              -              (448)
                                                                       --------------    -----------       -----------

                  Total adjustments                                               482          1,151             9,058
                                                                       --------------    -----------       -----------
                  Net cash provided by
                    operating activities                                        7,064         10,648            14,959
                                                                       --------------    -----------       -----------

    Cash flows from investing activities
       Receipts on notes receivable                                                27             30                16
       Increase in notes receivable                                                 -             (5)                -
       Increase in notes receivable - related party                                 -           (531)                -
       Purchase of property and equipment                                      (5,299)       (11,273)           (4,927)
       Proceeds from sale of property and equipment                             1,110             86                25
                                                                       --------------    -----------       -----------

                  Net cash used in
                    investing activities                                       (4,162)       (11,693)           (4,886)
                                                                       --------------    -----------       -----------

                                  (Continued)

                         USANA, INC. AND SUBSIDIARIES

                                (in thousands)

                                                                                          Year ended
                                                                       -----------------------------------------------
                                                                         December 27,       January 2,      January 1,
                                                                             1997              1999            2000
                                                                       ----------------   --------------   ------------

    Cash flows from financing activities
       Checks written in excess of cash in bank                                     -               -            1,416
       Net proceeds from sale of common stock                                     166           1,148              210
       Common stock retired and advances to related party                           -               -          (23,556)
       Proceeds from the issuance of long-term debt                                 -               -           10,000
       Increase in line of credit                                              (1,500)              -            1,400
       Principal payments of long-term debt                                         -               -             (500)
                                                                       --------------     -----------      -----------

                  Net cash (used in) provided by
                    financing activities                                       (1,334)          1,148          (11,030)

Effect of exchange rate changes on cash                                           (90)            (94)            (249)
                                                                       --------------     -----------      -----------

                  Net increase (decrease) in cash and cash                      1,478               9           (1,206)
                    equivalents

Cash and cash equivalents at beginning of year                                  1,130           2,608            2,617
                                                                       --------------     -----------      -----------

Cash and cash equivalents at end of year                               $        2,608     $     2,617      $     1,411
                                                                       ==============     ===========      ===========

Supplemental disclosures of cash flow information
-------------------------------------------------
    Cash paid during the year for
       Interest                                                        $           16     $         8      $       287
       Income taxes                                                             3,889           5,506            4,545

Non-cash investing and financing activities
-------------------------------------------
   During 1999, the Company repurchased shares of common stock from a related party for $23,556 and settlement of a $531 note owed to the Company from the related party.

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follow.

     1.   Financial statement presentation
          --------------------------------

     The accounting and reporting policies of USANA, Inc. and Subsidiaries (the Company) conform with generally accepted accounting principles and general practices in the manufacturing industry.

     2.   Principles of consolidation
          ---------------------------

     The consolidated financial statements include the accounts and operations of USANA, Inc. and its wholly-owned subsidiaries in Canada, Australia, New Zealand, the United Kingdom and Hong Kong. All significant intercompany accounts and transactions have been eliminated in consolidation.

     3.   Business activity
          -----------------

     The Company develops and manufactures nutritional, personal care and weight management products which are sold through a network marketing system throughout the United States, Canada, Australia, New Zealand, and the United Kingdom (hereinafter includes the Netherlands). Direct selling in Hong Kong began in 1999.

     4.   Fiscal year
          -----------

     The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 1999 and 1997 were 52-week years. Fiscal 1998 was a 53-week year.

     5.   Cash and cash equivalents
          -------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     6.   Internal software development costs
          -----------------------------------

     Software development costs for internally used software are capitalized beginning when adequate funds are committed and technological feasibility for the project is established up to the time the product is ready for use. Amortization of capitalized costs begins when the software is ready for its intended use and after substantially all tests to determine whether the software is operational have been completed. Internally developed software is amortized over 3-5 years.

     7.   Inventories
          -----------

     Inventories are stated at the lower of cost or market using the first-in, first-out method.

     8.   Depreciation and amortization
          -----------------------------

     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings. The Company capitalizes assets with a cost in excess of one thousand dollars.

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     9.  Revenue recognition and deferred revenue
         ----------------------------------------

     The Company receives payment for the sale of products at the time Associates and Preferred Customers place orders. Sales are recorded when the product is shipped and title passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.

     10. Income taxes
         ------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

     11. Product return policy
         ---------------------

     Returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price to the customer less a 10 percent restocking fee. Returned product that was damaged during shipment to the customer is 100 percent refundable. Return of product other than that which was damaged at the time of receipt by an Associate constitutes potential cancellation of the distributorship. Product returns have not been significant.

     12. Research and development
         ------------------------

     Research and development costs have been charged to expense as incurred.

     13. Earnings per share
         ------------------

     Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic
     EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in the money stock options granted but not exercised.

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

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     17. Segment information
         -------------------

     The Company's operations involve a single industry segment; the development, manufacturing and distribution of nutritional, personal care and weight management products. The Company operates in various geographic segments. No Associate accounted for more than ten percent of net sales for the years ended December 27, 1997, January 2, 1999 and January 1, 2000.

     18. Recently issued accounting pronouncements not yet adopted
         ---------------------------------------------------------

     SFAS 133, as modified by SFAS 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods for accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

     SFAS 133, as modified by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financials statements.

     19. Use of estimates
         ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

     20. Foreign currency contracts
         --------------------------

     Gains and losses on forward and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, or liability, or identifiable foreign currency firm commitment. Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on the fair market value of the contracts.

     21. Certain reclassifications
         -------------------------

     Certain nonmaterial reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

NOTE B - INVENTORIES

   Inventories consist of the following:

                                                     January 2,    January 1,
                                                        1999          2000
                                                    ------------  -----------
     Raw materials                                  $      3,043  $     2,344
     Work in progress                                      1,534        1,945
     Finished goods                                        6,592        6,388
                                                    ------------  -----------
                                                          11,169       10,677
     Less allowance for inventory obsolescence
                                                             626          822
                                                    ------------  -----------
                                                    $     10,543  $     9,855
                                                    ============  ===========

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE B - INVENTORIES - CONTINUED

   The history of allowance for inventory obsolescence is as follows:

                                                                Year ended
                                                -----------------------------------------
                                                 December 27,    January 2,    January 1,
                                                    1997            1999          2000
                                                -------------   -----------   -----------
     Balance at beginning of year               $           -   $      220    $     626
     Provisions                                           220          792          685
     Write-offs                                             -         (386)        (489)
                                                -------------   ----------    ---------
     Balance at end of year                     $         220   $      626    $     822
                                                =============   ===========   =========


NOTE C - PROPERTY AND EQUIPMENT

   Cost of property and equipment and their estimated useful lives is as follows:

                                                                    January 2,     January 1,
                                                          Years       1999            2000
                                                         -------   -----------   ------------
     Building                                               40     $     7,414   $      7,422
     Laboratory and production equipment                   5-7           2,697          2,926
     Computer equipment and software                       3-5          11,075         11,629
     Furniture and fixtures                                3-5           2,024          2,132
     Automobiles                                           3-5             320            323
     Leasehold improvements                                3-5             461            769
     Land improvements                                      15             542            542
                                                                   -----------   ------------
                                                                        24,533         25,743
     Less accumulated depreciation and amortization                      5,681          9,158
                                                                   -----------   ------------
                                                                        18,852         16,585
     Land                                                                2,548          2,548
     Deposits and projects in process                                    1,351          2,395
                                                                   -----------   ------------
                                                                   $    22,751   $     21,528
                                                                   ===========   ============

NOTE D - RECEIVABLES

   Receivable consist of the following:

                                                                      January 2,         January 1,
                                                                         1999               2000
                                                                   --------------     -------------
     Receivables                                                   $          542     $         764
     Less allowance for doubtful accounts                                     248               230
                                                                   --------------     -------------
                                                                   $          294     $         534
                                                                   ==============     =============

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE D - RECEIVABLES - CONTINUED

     The history of the allowance for doubtful accounts is as follows:

                                                                            Year ended
                                                    -----------------------------------------------------------
                                                       December 27,           January 2,           January 1,
                                                          1997                  1999                  2000
                                                    -----------------     -----------------      --------------
        Balance at beginning of year                $               -     $             139      $          248
        Provisions                                                139                   307                  76
        Write-offs                                                  -                  (198)                (94)
                                                    -----------------     -----------------      --------------
        Balance at end of year                      $             139     $             248      $          230
                                                    =================     =================      ==============

     Notes receivable consists of the following:

                                                                         January 2,        January 1,
                                                                            1999              2000
                                                                       -------------     -------------
        10% note receivable from a company, due over three years,
         collateralized by equipment                                   $          16        $      -

        Non-interest bearing note receivable from an employee of the
         Company, unsecured, due in May 2000.                                      5               5
                                                                       -------------     -------------

                                                                                  21               5
        Less current maturities                                                   16               5
                                                                       -------------     -------------
                                                                       $           5        $      -
                                                                       =============     =============

NOTE E - LONG TERM DEBT AND LINE OF CREDIT

     During 1999, the Company entered into agreements with a financial institution to provide up to $25,000 in secured credit facilities ("Credit Facilities") consisting of a $10,000 5-year term loan and a $15,000 3-year revolving line of credit.

     The term loan payable requires quarterly principal payments of $500 and quarterly interest payments at the London Interbank Offered Rate (LIBOR) plus 2.0% (6.0% at January 1, 2000). At January 1, 2000, interest rates on the term loan payable were 7.995% for $500 and 7.9425% for $9,000 using five and six-month LIBOR, respectively, as the base. The term loan matures in September 2004.

     Maturities of long-term debt are as follows:

             Fiscal year ending
          ----------------------
          2000                                $  2,000
          2001                                   2,000
          2002                                   2,000
          2003                                   2,000
          2004                                   1,500
          Thereafter                                 -
                                               =======
                                              $  9,500
                                               =======

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE E - LONG TERM DEBT AND LINE OF CREDIT - CONTINUED

     At January 1, 2000, the Company had $13,600 available under the line of credit, which expires September 1, 2002. The interest rate is computed at the bank's prime rate or LIBOR adjusted by features specified in the Credit Facilities. The Company may choose to borrow at the bank's publicly announced Reference Rate plus a margin per annum as specified in the Credit Facilities or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to six months, at LIBOR plus a margin specified in the Credit Facilities.

     Receivables, inventories and equipment secure the Credit Facilities. The Credit Facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. As of January 1, 2000, the Company was in compliance with these covenants. As of January 1, 2000, $9,500 was due on the 5-year term loan and $1,400 million was outstanding on the line of credit.


NOTE F - OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                        January 2,        January 1,
                                                          1999              2000
                                                     --------------    --------------
          Associate incentives                       $        1,140    $        1,201
          Accrued compensation                                  964               772
          Sales taxes                                           845               692
          Income taxes                                          429               564
          Accrued Associate promotions                          130               478
          Deferred revenue                                       34                35
          All other                                             963             1,459
                                                     --------------    --------------
                                                     $        4,505    $        5,201
                                                     ==============    ==============


NOTE G - RESTRUCTURING AND IMPAIRMENT

     Restructuring
     -------------

     The Company recorded a restructuring charge and reserve totaling $2,700 ($1,700 after tax, or $0.13 per share) in the third quarter of 1999. The restructuring charge includes the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom and reduction of staff outside of the United Kingdom. Charges incorporated into the Company's restructuring initiative includes $900 for non-voluntary employee termination benefits, $1,400 for the liquidation of associated assets used in United Kingdom operations and $400 for other exit costs.

     The Company expects that all activities associated with the Company's restructuring initiative will be completed by the end of the third quarter of 2000. As of January 1, 2000, approximately $448 was charged against the restructuring reserve.

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE G - RESTRUCTURING AND IMPAIRMENT - CONTINUED

     Impairment
     ----------

     In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote off the remaining book value of its former custom network marketing system (legacy system) totaling $1,700 ($1,000 after tax, or $0.09 per share) in the third quarter of 1999. This charge was the result of the Company's decision to move to a new custom network marketing computer system ("System"). Conversion from the legacy system to the new System has been taking place since the time the impairment was recognized. The future benefits of the legacy system to the Company are minimal and immaterial and could have been removed from operation at the time the impairment was recognized.

NOTE H - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                      Year ended
                                            -----------------------------------------------------------
                                                December 27,          January 2,           January 1,
                                                   1997                 1999                  2000
                                            ------------------    ------------------    ---------------
     Current
          Federal and State                 $           3,866      $           5,343     $        3,680
          Foreign                                         467                    723                756
                                            ------------------    ------------------    ---------------
                                                        4,333                  6,066              4,436
     Deferred
          Federal and State                              (217)                  (152)              (935)
          Foreign                                           -                     (8)               164
                                            ------------------    ------------------    ---------------
                                            $           4,116      $           5,906     $        3,665
                                            =================      =================     ==============


     The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent for 1997 and 35 percent for 1998 and 1999 is as follows:

                                                                            Year ended
                                                   -----------------------------------------------------------
                                                      December 27,          January 2,            January 1,
                                                         1997                  1999                  2000
                                                   -----------------     -----------------      --------------
     Federal income taxes at statutory rate        $           3,637     $           5,391      $        3,347
     State income taxes, net of federal
      tax benefit                                                369                   517                 370
     Difference between U.S. statutory rate and
      foreign rate                                               110                   141                 (23)
     All other                                                     -                  (143)                (29)
                                                   -----------------     -----------------      --------------
                                                   $           4,116     $           5,906      $        3,665
                                                   =================     =================      ==============

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE H - INCOME TAXES - CONTINUED

     Deferred tax assets and liabilities consist of the following:

                                                                January 2,           January 1,
                                                                  1999                 2000
                                                           -----------------      -------------
       Deferred tax assets
         Inventory capitalization                          $             290      $         142
         Intercompany sales                                              929                 31
         Accrued restructuring provision                                   -                856
         All other                                                        14                376
                                                           -----------------      -------------
                                                           $           1,233      $       1,405
                                                           =================      =============
       Deferred tax liabilities
         Accumulated depreciation                                       (358)              (188)
         Foreign tax credit carryforward                                   -                600
         All other                                                      (266)              (437)
                                                           -----------------      -------------
                                                           $            (624)     $         (25)
                                                           =================      =============

     No valuation allowance was provided for the foreign tax credit carryforward of $600 because management believes it is more likely than not that, based on projected future cash flows, these amounts will be recovered prior to expiration in five years.

NOTE I - RELATED PARTY TRANSACTIONS


     During fiscal 1998, the Company purchased certain assets and incurred certain expenses on behalf of an officer of the Company. In consideration of these purchases the officer promised to pay to the Company, on demand, the principal amount of $531 plus interest at 7.75 percent per annum. During fiscal 1999, the Company repurchased 2,950 shares from the officer for $24,087, less the $531 owed to the Company.

     Several family members of an officer of the Company are Associates of the Company. In the fiscal year ended January 1, 2000, Associate incentives paid to these distributorships totaled $1,115. The officer of the Company has no ownership in and does not receive compensation from these distributorships. The individuals involved in these distributorships do not receive preferential treatment over any Associate of the Company.

NOTE J - COMMITMENTS AND CONTINGENCIES


     1. Operating leases
        ----------------

     The Company currently conducts its Canadian, Australian, New Zealand and Hong Kong operations in leased facilities. Each of the lease agreements are noncancelable operating leases and expire through 2003. The minimum rental commitments under operating leases at January 1, 2000 are as follows:

              Fiscal year ending
          ------------------------
          2000                     $    484
          2001                          492
          2002                          299
          2003                           17
          2004                            -
          Thereafter                      -
                                   --------
                                   $  1,292
                                   ========

NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


     1.   Operating leases (Continued)
          ---------------------------

     The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. The total rent expense for the years ended December 27, 1997, January 2, 1999 and January 1, 2000 was approximately $373, $657 and $545.

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

     3.   Employee Benefit Plan
          ---------------------

     The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of $.50 on each $1.00 of contribution up to six percent of the participating employees compensation. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest at 25 percent per year beginning with the first year. Total contributions by the Company to the plan for the years ended December 27, 1997, January 2, 1999 and January 1, 2000 were $133, $172 and $281, respectively.

     4.   Foreign currency contracts
          --------------------------

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at January 1, 2000. These contracts help the Company manage currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments.

     At January 1, 2000, the Company had approximately $94 recorded in unamortized option contracts. Total open foreign currency forward exchange contracts at January 1, 2000, are described in the table below:

                                                                        Contract Amount
                                                        ----------------------------------------------
                                                                                           Weighted
                                                                                           Average
                                                            Foreign                       Maturities
                                                           currency           U.S.        (in months)
                                                        ----------------   -----------  --------------
          Canadian Dollar                               $        3,275     $   2,250         3.3
          Australian Dollar                             $       11,813     $   7,818         6.4

NOTE K - STOCK OPTIONS

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

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE K - STOCK OPTIONS - CONTINUED

     As of January 1, 2000, Company directors, officers and key employees have been granted options to acquire 3,032 shares of common stock that vest periodically through June 2004. The options have been granted at prices ranging from $1.53 to $15.48 per share, which were the market prices of the Company's shares on the dates granted. During 1997, exercise prices on certain options were changed to $7.83 per share. The options expire upon the earlier of an expiration date fixed by the committee responsible for administering the Plan or ten years from the date of grant.

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


                                                                                    Year ended
                                                            -----------------------------------------------------
                                                               December 27,         January 2,        January 1,
                                                                  1997                1999              2000
                                                            -----------------    --------------    --------------
         Net earnings                       As reported     $           6,582    $        9,497    $        5,901
                                                            =================    ==============    ==============
                                            Pro forma       $           5,541    $        8,224    $        4,558
                                                            =================    ==============    ==============

         Earnings per share - basic         As reported     $            0.52    $         0.73    $         0.49
                                                            =================    ==============    ==============
                                            Pro forma       $            0.43    $         0.64    $         0.37
                                                            =================    ==============    ==============

         Earnings per share - diluted       As reported     $            0.49    $         0.68    $         0.47
                                                            =================    ==============    ==============
                                            Pro forma       $            0.42    $         0.59    $         0.37
                                                            =================    ==============    ==============


     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 62 percent for 1997, 60 percent for 1998 and 62 percent for 1999; average risk-free interest rate of 6.13 percent for 1997, 5.67 percent for 1998 and 5.50 percent for 1999; average expected life is equal to the actual life for 1997, 1998 and 1999. Dividends were assumed not to be paid during the period of calculation. The weighted-average fair value of options granted was $8.41, $11.42 and $9.34 in 1997, 1998 and 1999, respectively.


     Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best assumptions available were used to value the options and the resulting option values are reasonable.

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE K - STOCK OPTIONS - CONTINUED


     Changes in the Company's stock options are as follows:

                                                                                                   Weighted-
                                                                                                    average
                                                        Shares            Exercise price         exercise price
                                                   --------------     ---------------------    ------------------
          Outstanding at December 29, 1996                  2,057             $1.53 - 10.52                $ 6.66
            Granted                                           190              7.83 -  8.75                  8.41
            Exercised                                        (109)                     1.53                  1.53
            Canceled or expired                              (160)             1.53 -  7.83                  5.77
                                                   --------------     ---------------------    ------------------
          Outstanding at December 27, 1997                  1,978              1.53 -  8.75                  5.49
            Granted                                           310              8.90 - 15.48                 11.42
            Exercised                                        (235)             1.53 -  7.83                  4.89
            Canceled or expired                              (107)                     7.83                  7.83
                                                   --------------     ---------------------    ------------------
          Outstanding at January 2, 1999                    1,946              1.53 - 15.48                  6.74
            Granted                                           125              7.83 - 10.62                  9.34
            Exercised                                         (73)             1.53 -  7.83                  2.87
            Canceled or expired                               (14)             7.83 - 10.62                  8.63
                                                   --------------     ---------------------    ------------------
          Outstanding at January 1, 2000                    1,984             $1.53 - 15.48                $ 7.03
                                                   ==============     =====================    ==================
          Exercisable at January 1, 2000                      936             $1.53 - 15.48                $ 6.71
                                                   ==============     =====================    ==================

  Additional information about stock options outstanding and exercisable at January 1, 2000 is summarized as follows:

                               Options Outstanding                               Options Exercisable
       -------------------------------------------------------------      -------------------------------------
         Range of                 Weighted-average
         exercise      Number        remaining      Weighted-average         Number         Weighted-average
          prices     outstanding  contractual life   exercise price        exercisable       exercise price
       ------------  -----------  ----------------  ----------------      -------------  ----------------------
           $  1.53           312     5.4 years        $ 1.53                   87               $ 1.53
          4.85 -  5.97       357     5.9 years          4.98                  268                 4.94
          7.83 -  8.90     1,044     6.2 years          8.08                  534                 7.94
          9.94 - 12.75       191     7.9 years         10.66                   31                10.71
         13.70 - 15.48        80     8.5 years         15.25                   16                15.25
                           -----                                              ---
                           1,984                                              936
                           =====                                              ===

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE L - SEGMENT INFORMATION

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

     Financial information summarized by geographic segment for the years ended December 27, 1997, January 2, 1999 and January 1, 2000 is listed below:

                                          Revenues from
                                            External           Earnings before           Long-lived
                                            Customers            Income Taxes              Assets              Total Assets
                                       -----------------     -----------------      ------------------     ------------------
Year ended December 27, 1997:
     Domestic                                   $ 58,975               $ 7,458                 $14,789                $23,809
     Canada                                       26,230                 3,240                      70                  1,381
     Australia - New Zealand                           -                     -                     237                  1,179
     United Kingdom                                    -                     -                       -                      -
     Hong Kong                                         -                     -                       -                      -
     All Others                                        -                     -                       -                      -
                                       -----------------     -----------------      ------------------     ------------------
       Totals                                   $ 85,205               $10,698                 $15,096                $26,369
                                       =================     =================      ==================     ==================

Year ended January 2, 1999:
     Domestic                                   $ 69,822               $ 7,981                 $20,477                $29,744
     Canada                                       32,739                 6,156                     246                  3,014
     Australia - New Zealand                      18,659                 1,423                   1,077                  3,850
     United Kingdom                                  338                  (144)                  1,011                  2,812
     Hong Kong                                         -                   (13)                      -                      -
     All Others                                        -                     -                       -                      6
                                       -----------------     -----------------      ------------------     ------------------
       Totals                                   $121,558               $15,403                 $22,811                $39,426
                                       =================     =================      ==================     ==================

Year ended January 1, 2000:
     Domestic                                   $ 67,742               $ 3,320                 $19,289                $28,052
     Canada                                       29,765                 4,816                     269                  1,606
     Australia - New Zealand                      26,260                 3,582                     884                  2,838
     United Kingdom                                2,690                (2,649)                    707                  2,079
     Hong Kong                                     2,929                   538                     576                  2,186
     All Others                                        -                   (41)                      -                     12
                                       -----------------     -----------------      ------------------     ------------------
       Totals                                   $129,386               $ 9,566                 $21,725                $36,773
                                       =================     =================      ==================     ==================

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE M - QUARTERLY FINANCIAL RESULTS (Unaudited)

     Summarized quarterly financial information for fiscal years 1998 and 1999 is as follows:

                                          First            Second            Third            Fourth
                                      ------------     ------------     -------------     -------------
     1998 quarter
     ------------
     Net sales                        $     26,164     $     30,913     $      32,123     $      32,358
     Gross profit                     $     20,678     $     24,505     $      25,398     $      25,698
     Net earnings                     $      1,936     $      2,404     $       2,530     $       2,627
     Earnings per share:
      Basic                           $       0.15     $       0.19     $        0.19     $        0.20
      Diluted                         $       0.14     $       0.17     $        0.18     $        0.19

                                          First            Second            Third             Fourth
                                      ------------     ------------     -------------      -------------
     1999 quarter
     ------------
     Net sales                        $     31,323     $     32,478     $      32,359      $      33,226
     Gross profit                     $     24,940     $     26,138     $      26,043      $      26,813
     Net earnings                     $      2,128     $      2,244     $        (750)     $       2,279
     Earnings per share:
      Basic                           $       0.16     $       0.17     $       (0.06)     $        0.22
      Diluted                         $       0.16     $       0.17     $       (0.06)     $        0.22



NOTE N - EARNINGS PER SHARE

                                                                                   Year ended
                                                           --------------------------------------------------------
                                                              December 27,          January 2,          January 1,
                                                                 1997                 1999                2000
                                                           -----------------    -----------------    --------------
Earnings available to common shareholders                  $           6,582    $           9,497    $        5,901

                 Basic EPS
------------------------------------------------------
Shares
 Common shares outstanding entire period                              12,702               12,812            13,047
 Weighted average common shares:
     Issued during period                                                 39                  125                36
     Canceled during period                                                -                    -              (925)
                                                           -----------------    -----------------    --------------

Weighted average common shares outstanding during
 period                                                               12,741               12,937            12,158
                                                           =================    =================    ==============
Earnings per common share - basic                          $            0.52    $            0.73    $         0.49
                                                           =================    =================    ==============

                         USANA, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


NOTE N - EARNINGS PER SHARE - CONTINUED

                                                                                Year ended
                                                             -----------------------------------------------
                                                               December 27,       January 2,      January 1,
                                                                   1997              1999           2000
                                                             ---------------     ----------      -----------
                  Diluted EPS
----------------------------------------------
Shares
    Weighted average common shares outstanding during
             period - basic                                           12,741         12,937         12,158
    Dilutive effect of stock options                                     578            992            315
                                                                 -----------     ----------      ---------
    Weighted average common shares outstanding during
             period - diluted                                         13,319         13,929         12,473
                                                                 ===========     ==========      =========
Earnings per common share - diluted                              $      0.49     $     0.68      $    0.47
                                                                 ===========     ==========      =========



NOTE O - SUBSEQUENT EVENTS

Subsequent to year-end, the Company announced that its board of directors approved an open market share repurchase program that will include up to one million shares of its outstanding common stock.