Form 10-Q
period 2000-04-01
USANA INC
filed 2000-05-16
CIK 896264

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

     For the Quarterly period ended April 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares outstanding of the registrant's common stock as of May 5, 2000 was 9,745,437.

================================================================================

                                  USANA, INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended April 1, 2000

                                     INDEX

                                                                                                                        Page
                                                                                                                        ----
                                          PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements
             Consolidated Balance Sheets.........................................................................          3
             Consolidated Statements of Earnings.................................................................          4
             Consolidated Statement of Stockholders' Equity......................................................          5
             Consolidated Statements of Cash Flows...............................................................        6-7
             Notes to Consolidated Financial Statements..........................................................       8-11
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations..................      12-16
Item 3    Quantitative and Qualitative Disclosures About Market Risk.............................................         17

                                          PART II.   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.......................................................................      17-18

Signatures.......................................................................................................         19

                         USANA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)

                                                                                     January 1,           April 1,
                                                                                        2000                2000
                                                                                  --------------      --------------
                                                                                                        (unaudited)
 ASSETS
Current Assets
   Cash and cash equivalents                                                      $        1,411      $        2,393
   Accounts receivable, net                                                                  534                 813
   Income taxes receivable                                                                   302                 439
   Current maturities of notes receivable                                                      5                   5
   Inventories, net (Note A)                                                               9,855              10,716
   Prepaid expenses                                                                        1,536               1,563
   Deferred income taxes                                                                   1,405               1,534
                                                                                  --------------      --------------
           Total current assets                                                           15,048              17,463

Property and Equipment, net                                                               21,528              21,079

Other Assets                                                                                 197                 194
                                                                                  --------------      --------------
                                                                                  $       36,773      $       38,736
                                                                                  ==============      ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Checks written in excess of cash in bank                                       $        1,416      $        1,937
   Current maturities of long-term debt                                                    2,000               2,000
   Accounts payable                                                                        4,060               3,431
   Other current liabilities (Note B)                                                      5,201               6,207
   Line of credit                                                                          1,400               3,925
   Restructuring provision (Note D)                                                        2,252               2,006
                                                                                  --------------      --------------
           Total current liabilities                                                      16,329              19,506

Deferred Income Taxes                                                                         25                   2

Long-term Debt, less current portion                                                       7,500               7,000

Stockholders' Equity (Note C)
   Common stock, no par value; authorized 50,000 shares, issued and
      outstanding 10,169 as of January 1, 2000 and 9,846 as of April 1, 2000               2,877               2,459
   Retained earnings                                                                      10,078               9,913
   Accumulated other comprehensive loss                                                      (36)               (144)
                                                                                  --------------      --------------
      Total stockholders' equity                                                          12,919              12,228
                                                                                  --------------      --------------
                                                                                  $       36,773      $       38,736
                                                                                  ==============      ==============

       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (in thousands, except per share data)

                                                                                           Quarter Ended
                                                                              ------------------------------------
                                                                                            (unaudited)
                                                                                   April 3,             April 1,
                                                                                     1999                 2000
                                                                              ---------------      ---------------
Net Sales                                                                             $31,323              $30,536

Cost of Sales                                                                           6,383                6,415
                                                                              ---------------      ---------------
      Gross profit                                                                     24,940               24,121

Operating Expenses:
   Associate incentives                                                                13,909               12,763
   Selling, general and administrative                                                  7,244                8,433
   Research and development                                                               356                  429
                                                                              ---------------      ---------------
       Total operating expenses                                                        21,509               21,625
                                                                              ---------------      ---------------
Earnings from Operations                                                                3,431                2,496

Other Income (Expense):
   Interest income                                                                         47                   19
   Interest expense                                                                        (6)                (242)
   Other, net                                                                              (7)                  (2)
                                                                              ---------------      ---------------
      Total other income (expense)                                                         34                 (225)
                                                                              ---------------      ---------------
Earnings before Income Taxes                                                            3,465                2,271

Income Taxes                                                                            1,337                  909
                                                                              ---------------      ---------------
   Net earnings                                                                       $ 2,128              $ 1,362
                                                                              ===============      ===============

Earnings per Common Share (Note C)
 Basic                                                                                $  0.16              $  0.14
 Diluted                                                                              $  0.16              $  0.13

Weighted Average Common and Dilutive Common Equivalent
 Shares outstanding (Note C)
 Basic                                                                                 13,050               10,048
 Diluted                                                                               13,557               10,212

       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                Quarters Ended April 3, 1999 and April 1, 2000

                     (in thousands, except per share data)
                                  (unaudited)

                                                                                         Accumulated
                                                                                            other
                                                  Common Stock          Retained        comprehensive
                                              Shares        Value       earnings        income (loss)       Other        Total
                                           -----------    ---------   ------------    ----------------   -----------   ----------
For the Quarter Ended April 3, 1999

Balance at January 2, 1999                    13,047      $  9,131     $  21,668        $      (182)      $   (531)    $  30,086

Comprehensive Income                                                                                                           -
   Net earnings                                    -             -         2,128                  -              -         2,128
   Foreign currency translation adjustment         -             -             -                 50              -            50
                                                                                                                       ---------
     Comprehensive income                                                                                                  2,178

Advances to Related Party                          -             -             -                  -           (395)         (395)

Common Stock Issued Under Stock Option
   Plan, including tax benefit of $13              4            52             -                  -              -            52
                                           ---------      --------    ----------      -------------    -----------    ----------
Balance at April 3, 1999                      13,051      $  9,183     $  23,796        $      (132)      $   (926)    $  31,921
                                           =========      ========    ==========      =============    ===========    ==========

For the Quarter Ended April 1, 2000

Balance at January 1, 2000                    10,169      $  2,877     $  10,078        $       (36)      $      -     $  12,919

Comprehensive Income                                                                                                           -
   Net earnings                                    -             -         1,362                  -              -         1,362
   Foreign currency translation adjustment         -             -             -               (108)             -          (108)
                                                                                                                       ---------
     Comprehensive income                          -             -             -                  -              -         1,254

Shares Repurchased                              (323)         (418)       (1,527)                 -              -        (1,945)

Common Stock Issued Under Stock Option
   Plan, including tax benefit of $0               -             -             -                  -              -             -
                                           ---------      --------    ----------      -------------    -----------    ----------
 Balance at April 1, 2000                      9,846      $  2,459     $   9,913        $      (144)      $      -     $  12,228
                                           =========      ========    ==========      =============    ===========    ==========

        The accompanying notes are an integral part of this statement.

                         USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands, except per share data)
                                  (unaudited)

                                                                                      Quarter Ended
                                                                            ----------------------------------
                                                                                April 3,            April 1,
                                                                                 1999                2000
                                                                            --------------      --------------
Increase (Decrease) in Cash and Cash Equivalents
  Cash flows from operating activities
    Net Earnings                                                               $ 2,128              $1,362
    Adjustments to reconcile net earnings to net cash provided by
      Operating Activities
        Depreciation and amortization                                            1,109               1,140
        Restructuring provision                                                      -                (246)
        Gain on sale of property and equipment                                       -                  (8)
        Deferred income taxes                                                        3                (158)
        Provision for inventory obsolescence                                        87                (531)
        Provision for losses on receivables                                        122                   1
        Changes in operating assets and liabilities:
          Accounts receivable                                                     (344)               (261)
          Inventories                                                              (76)               (484)
          Income tax receivable                                                      -                (140)
          Prepaid expenses and other assets                                        (81)                 11
          Accounts payable                                                      (2,617)               (621)
          Other current liabilities                                              1,782               1,079
                                                                            ----------          ----------
          Total Adjustments                                                        (15)               (218)
                                                                            ----------          ----------
          Net cash provided by operating activities                              2,113               1,144
                                                                            ----------          ----------
  Cash flows from investing activities
    Receipts on notes receivable                                                     8                   -
    Increase in notes receivable                                                   (45)                  -
    Purchases of property and equipment                                           (785)               (780)
    Proceeds from the sale of property and equipment                                22                  24
                                                                            ----------          ----------
          Net cash used in investing activities                                   (800)               (756)
                                                                            ----------          ----------

                                  (Continued)

       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands, except per share data)
                                  (unaudited)

                                                                                   Quarter Ended
                                                                      ------------------------------------
                                                                          April 3,              April 1,
                                                                            1999                 2000
                                                                      -----------------    ---------------
Cash flows from financing activities
  Increase in cash overdraft                                            $       -            $     527
  Net proceeds from the sale of common stock                                   38                    -
  Repurchase of common stock                                                    -               (1,945)
  Increase in notes receivable - related party                               (395)                   -
  Retirement of long-term debt                                                  -                 (500)
  Increase (decrease) in line of credit                                         -                2,525
                                                                      -----------          -----------
     Net cash (used in) provided by financing activities                     (357)                 607

Effect of Exchange Rate Changes on Cash                                      (197)                 (13)
                                                                      -----------          -----------
     Net increase in cash and cash equivalents                                759                  982

Cash and Cash Equivalents Beginning of Year                                 2,617                1,411
                                                                      -----------          -----------
Cash and Cash Equivalents End of Period                                 $   3,376            $   2,393
                                                                      ===========          ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
 Cash paid during the year for
  Interest                                                              $       6            $     222
  Income taxes                                                                535                  378

       The accompanying notes are an integral part of these statements.

                         USANA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

Basis of Presentation

         The unaudited interim consolidated financial information of USANA, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of April 1, 2000, and results of operations for the quarters ended April 1, 2000 and April 3, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The results of operations for the quarter ended April 1, 2000 may not be indicative of the results that may be expected for the fiscal year ending December 30, 2000.

NOTE A - INVENTORIES

         Inventories consist of the following:

                                                                         January 1,            April 1,
                                                                            2000                 2000
                                                                      ---------------      ---------------
Raw materials                                                             $ 2,344              $ 1,936
Work in Process                                                             1,945                1,504
Finished Goods                                                              6,388                7,564
                                                                      --------------       ---------------
                                                                           10,677               11,004
Less allowance for inventory reserve                                          822                  288
                                                                      --------------       ---------------
                                                                          $ 9,855             $ 10,716
                                                                      ==============       ===============

NOTE B - OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                                                         January 1,            April 1,
                                                                            2000                 2000
                                                                      --------------       ---------------
Associate incentives                                                      $ 1,201              $ 1,009
Accrued compensation                                                          772                  928
Sales taxes                                                                   692                  640
Income taxes                                                                  564                1,158
Accrued Associate promotions                                                  478                  941
Deferred revenue                                                               35                  121
All other                                                                   1,459                1,410
                                                                      --------------       ---------------
                                                                          $ 5,201              $ 6,207
                                                                      ==============       ===============

                     (in thousands, except per share data)
                                  (unaudited)


NOTE C - COMMON STOCK AND EARNINGS PER SHARE

         The Company's board of directors approved an open market share repurchase program in 2000 that will include up to one million shares of its outstanding common stock. During the first quarter of 2000, the Company had repurchased 323 shares of common stock under this program.

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

                                                                                 For the Quarter Ended
                                                                              ----------------------------
                                                                                April 3,        April 1,
                                                                                  1999            2000
                                                                              ------------    ------------
         Earnings available to common shareholders                              $  2,128        $  1,362

                                    Basic EPS
         ----------------------------------------------------------------
         Shares
           Common shares outstanding entire period                                13,047          10,169
           Weighted average common shares:
             Issued during period                                                      3               -
             Canceled during period                                                    -            (121)
                                                                              ------------    ------------
           Weighted average common shares outstanding during period               13,050          10,048
                                                                              ============    ============
         Earnings per common share - basic                                      $   0.16        $   0.14
                                                                              ============    ============

                                   Diluted EPS
         ----------------------------------------------------------------
         Shares
           Weighted average shares outstanding during period - basic              13,050          10,048

           Dilutive effect of stock options                                          507             164
                                                                              ------------    ------------
           Weighted average shares outstanding during period - diluted            13,557          10,212
                                                                              ============    ============
         Earnings per common share - diluted                                    $   0.16        $   0.13
                                                                              ============    ============

         Options to purchase 1,354 and 90 shares of stock were not included in the computation of EPS for the quarters ended April 1, 2000 and April 3, 1999, respectively, because their exercise price was greater than the average market price of the shares.

                     (in thousands, except per share data)
                                  (unaudited)

NOTE D--RESTRUCTURING

         The Company recorded a restructuring charge and reserve totaling $2,700 ($1,700 or $0.13 per share, after tax) in the third quarter of 1999. The Company expects that all activities associated with the Company's restructuring initiative will be completed by the end of the third quarter of 2000. As of April 1, 2000, approximately $694 was charged against the restructuring reserve.

NOTE E--SEGMENT INFORMATION

         The Company has five operating segments. The Company's operating segments are based on geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

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

         Financial information summarized by geographic segment for the quarters ended April 3, 1999 and April 1, 2000 is listed below:

                                            Revenues       Earnings
                                              from          before
                                            External        Income        Long-lived       Total
                                            Customers       Taxes           Assets         Assets
                                            ---------     ----------      ----------     ----------
Quarter ended April 3, 1999:

   Domestic                                 $  17,059     $    1,623      $   20,285     $   32,509
   Canada                                       7,099          1,361             243          2,289
   Australia - New Zealand                      6,473          1,083           1,020          4,067
   United Kingdom                                 692           (600)            924          2,462
   Hong Kong                                        -              -               -              -
   All Others                                       -             (2)              -              6
                                            ---------     ----------      ----------     ----------
      Totals                                $  31,323     $    3,465      $   22,472     $   41,333
                                            =========     ==========      ==========     ==========

                     (in thousands, except per share data)
                                  (unaudited)

NOTE E - SEGMENT INFORMATION - CONTINUED

                                            Revenues       Earnings
                                              from          before
                                            External        Income        Long-lived       Total
                                            Customers       Taxes           Assets         Assets
                                            ---------     ----------      ----------     ----------
Quarter ended April 1, 2000:

   Domestic                                 $  15,737     $    1,017      $   19,077     $   29,191
   Canada                                       7,270          1,180             256          1,961
   Australia - New Zealand                      5,051            (14)            740          3,182
   United Kingdom                                 574           (107)            635          1,993
   Hong Kong                                    1,904            (61)            565          2,400
   All Others                                       -            256               -              9
                                            ---------     ----------      ----------     ----------
      Totals                                $  30,536     $    2,271      $   21,273     $   38,736
                                            =========     ==========      ==========     ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

         USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. Independent distributors in USANA's network are referred to by the Company as Associates. As of April 1, 2000, the Company had approximately 110,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong and the United Kingdom. The Company defines a current Associate as an Associate who has made a purchase in the most recent 12-month period. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, but choose not to become Associates. As of April 1, 2000, the Company had approximately 56,000 Preferred Customers.

         The Company's three primary product lines consist of nutritional, personal care and weight management products. Nutritional products accounted for approximately 81% of the Company's net sales for the quarter ended April 1, 2000. The Company's top selling products, USANA Essentials and Proflavanol(R) represented approximately 38% and 14%, respectively, of net sales for the quarter ended April 1, 2000. No other products accounted for more than 10% of net sales during the first quarter of 2000. USANA's personal care line includes skin, hair and body, and dental care products. The Company's weight management line includes a dietary supplement tablet, food bars, meal entrees, instructional videos and other products developed to provide a comprehensive approach to weight management, proper diet, nutrition and healthy living. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 3% of the Company's net sales for the quarter ended April 1, 2000.

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

         The fiscal year end of the Company is the Saturday closest to December 31 of each year. Fiscal year 2000 will end December 30, 2000.

Results of Operations

Quarters Ended April 1, 2000 and April 3, 1999

         Net Sales. Net sales decreased 2.5% to $30.5 million for the quarter ended April 1, 2000, a decrease of $787,000 from the $31.3 million reported for the comparable quarter in 1999. The decrease in net sales is the result of:

         . The introduction of the value initiative, which reduced prices by an average of approximately 24% and

         . Despite an overall 12.2% increase in the customer base the Associate base in the United States, Canada, Australia and New Zealand has declined by approximately 14%.

         Although it may take some time to generate enough volume to compensate for the new lower prices, management believes the better value, in the form of lower prices and moving customers to its autoship program, will benefit both the Company and its customers as follows:

         . The Company is expected to benefit by improving customer loyalty and retention,

         . Preferred Customers will benefit by taking advantage of the Company's quality products at the new lower prices and

         . Associates will have an easier time recruiting Preferred Customers and other Associates at the new lower prices. Additionally, the expected improvements in loyalty and retention should assist the Associates with their business opportunity under the Company's Associate compensation plan.

The initial enrollment of Preferred Customers under the value initiative has been strong. Consequently, the Preferred Customer base increased by 86.7% at April 1, 2000 compared to the levels at April 3, 1999.

         The following tables illustrate the change in sales and customers by market for the quarters ended April 3, 1999 and April 1, 2000:

                                                       Sales By Market
                                                       (in thousands)
                                                       Quarter Ended
                               -------------------------------------------------------------
                                                                                                Change from      Percent
   Market                             April 3, 1999                   April 1, 2000              Prior Year      Change
   ------                      --------------------------     -----------------------------     ------------    ---------
United States                   $   17,059         54.5%        $   15,737         51.5%         $   (1,322)      (7.7%)
Canada                               7,099         22.6              7,270         23.8                 171        2.4%
Australia-New Zealand                6,473         20.7              5,051         16.6              (1,422)     (22.0%)
United Kingdom                         692          2.2                574          1.9                (118)     (17.1%)
Hong Kong                               -             -              1,904          6.2               1,904          -
                               ------------   -----------     -------------   -----------       ------------
Consolidated                    $   31,323        100.0%        $   30,536        100.0%         $     (787)      (2.5%)
                               ============   ===========     =============   ===========       ============

                                                  Current Associates By Market

                                          As of                          As of                  Change from      Percent
   Market                             April 3, 1999                   April 1, 2000              Prior Year      Change
   ------                      --------------------------     ---------------------------       ------------    ---------
United States                       58,000         49.1%            50,000         45.5%             (8,000)     (13.8%)
Canada                              31,000         26.3             25,000         22.7              (6,000)     (19.4%)
Australia-New Zealand               27,000         22.9             25,000         22.7              (2,000)      (7.4%)
United Kingdom                       2,000          1.7              3,000          2.7               1,000       50.0%
Hong Kong                                -            -              7,000          6.4               7,000          -
                               ------------   -----------     -------------   -----------       ------------
Consolidated                       118,000        100.0%           110,000        100.0%             (8,000)      (6.8%)
                               ============   ===========     =============   ===========       ============

                                              Preferred Customers By Market

                                          As of                           As of                 Change from      Percent
   Market                             April 3, 1999                   April 1, 2000              Prior Year      Change
   ------                      --------------------------     ---------------------------       ------------    ---------
United States                       18,000         60.0%            31,000         55.4%             13,000       72.2%
Canada                               8,000         26.7             14,000         25.0               6,000       75.0%
Australia-New Zealand                4,000         13.3              9,000         16.0               5,000      125.0%
United Kingdom                           -            -              1,000          1.8               1,000          -
Hong Kong                                -            -              1,000          1.8               1,000          -
                               ------------   -----------     -------------   -----------       ------------
Consolidated                        30,000        100.0%            56,000        100.0%             26,000       86.7%
                               ============   ===========     =============   ===========      =============

                                                  Total Customers By Market

                                          As of                           As of                 Change from      Percent
   Market                             April 3, 1999                   April 1, 2000              Prior Year      Change
   ------                      --------------------------     ---------------------------      -------------    ---------
United States                       76,000         51.4%            81,000         48.8%              5,000        6.6%
Canada                              39,000         26.3             39,000         23.5                   -        0.0%
Australia-New Zealand               31,000         20.9             34,000         20.5               3,000        9.7%
United Kingdom                       2,000          1.4              4,000          2.4               2,000      100.0%
Hong Kong                                -            -              8,000          4.8               8,000          -
                               ------------   -----------     -------------   -----------      -------------
Consolidated                       148,000        100.0%           166,000        100.0%             18,000       12.2%
                               ============   ===========     =============   ===========      =============

         Cost of Sales. Cost of sales remained flat at $6.4 million for the respective quarters. As a percentage of net sales, cost of sales increased to 21.0% for the quarter ended April 1, 2000 from 20.4% for the comparable quarter in 1999. The increase in cost of sales as a percentage of net sales can be attributed to the implementation of the value initiative offset partially by continued improvements in production and procurement efficiencies.

         The Company expects that the run rate of cost of sales as a percentage of net sales will approach 25% by the end of fiscal 2000 as more customers adopt the lower prices offered by the value initiative.

         Associate Incentives. Associate incentives decreased 8.2% to $12.8 million for the quarter ended April 1, 2000, a decrease of $1.1 million from the $13.9 million reported in the comparable quarter in 1999. As a percentage of net sales, Associate incentives decreased to 41.8% in the first quarter of 2000 from 44.4% for the comparable quarter in 1999. The decrease in Associate incentives as a percentage of net sales can primarily be attributed to the introduction of the value initiative, which decreased the ratio of sales volume points to the wholesale sales price on products purchased. Associate incentives are paid on the amount of sales volume points generated.

         The Company expects that the run rate of Associate incentives as a percentage of net sales will approach 37% by the end of fiscal 2000 as more customers adopt the lower prices and sales volume point ratio offered by the value initiative.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.4% to $8.4 million for the quarter ended April 1, 2000, an increase of $1.2 million from the $7.2 million reported for the comparable quarter in 1999. Selling, general and administrative expenses as a percentage of net sales increased to 27.6% in the first quarter of 2000 from 23.1% for the comparable quarter in 1999. The increase in selling, general and administrative expenses can be attributed to:

         .   Spending in the Company's newest market, Hong Kong,

         .   Spending to promote and support the value initiative,

         .   Other sales and marketing activities and

         .   Spending to research and explore new international opportunities.

         The Company expects to see continued pressure on selling, general and administrative expenses in order to promote and support the value initiative. As unit volume begins to compensate for the decrease in prices, management believes that selling, general and administrative expenses should decrease as a percentage of net sales.

         Research and Development. Research and development expenses increased 20.5% to $429,000 for the first quarter of 2000, an increase of $73,000 from the $356,000 reported for the comparable quarter in 1999. As a percentage of net sales, research and development expenses increased to 1.4% in the first quarter of 2000 from 1.1% for the comparable period of 1999. The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

     Net Earnings. Net earnings decreased 36.0% to $1.4 million for the quarter ended April 1, 2000, a decrease of $766,000 from the $2.1 million for the comparable quarter in 1999. The decrease in net earnings can primarily be attributed to:

         .   Substantially higher selling, general and administrative expenses,

         .   Lower sales and

         . Higher interest expense on debt incurred to fund the repurchase of common stock in 1999 and early 2000.

Diluted earnings per share decreased $0.03 to $0.13 for the first quarter of 2000 from $0.16 for the comparable quarter in 1999.

Liquidity and Capital Resources

         The Company has historically financed its growth primarily from cash flows from operations. On April 1, 2000, the Company had a negative net working capital of $2.0 million compared to negative net working capital of $1.3 million at January 1, 2000. The change in net working capital during the first three months of 2000 was primarily the result of the repurchase of approximately 323,000 shares of common stock, for a total of $1.9 million. This use of working capital will provide earnings per share benefits in future periods. Furthermore, the Company has substantial, unused availability under its line of credit.

         The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

         The Company invested approximately $780,000 in property and equipment during the first quarters of both 2000 and 1999. Inventory increased to $10.7 million at April 1, 2000, an increase of $861,000 from $9.9 million at January 1, 2000. The increase in inventory was a direct result of building up reserves for the value initiative, which the Company anticipated would drive up unit volume requirements.

         During 1999, the Company entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million 5-year term loan and a $15 million 3-year revolving line of credit. The credit facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants on April 1, 2000. As of April 1, 2000, $9.0 million was outstanding on the 5-year term loan and $3.9 million was outstanding on the line of credit.

         The Company believes that its current cash balance, the available line of credit and cash provided by operations will be sufficient to cover its short and long-term needs in the ordinary course of business. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. There are not any known demands, commitments, events, or uncertainties not previously discussed at April 1, 2000 that would adversely affect the Company. There can be no assurance that additional financing, if required, would be available on favorable terms. The Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, capital acquisitions associated with the growth of the Company and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

The statements contained in this Report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange

Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K, pages 29 through 36. The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development and results of operations of the Company include:

     . The Company's dependence upon a network marketing system to distribute its products;

     .   High turnover of Associates,

     .   Activities of its independent Associates;

     .   Rigorous government scrutiny of network marketing practices;

     . Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry;

     . Reliance on key management personnel, including the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Dr. Myron W. Wentz PhD;

     . Extensive government regulation of the Company's products and manufacturing;

     .   Risks related to the Company's expansion into international markets;

     . Failure of the Company to sustain or manage growth including the failure to continue to develop new products;

     . The possible adverse effects of increased Associate incentives as a percentage of net sales;

     .   The Company's reliance on information technology;

     . The adverse effect of the Company's loss of a high level sponsoring Associate together with a group of leading Associates in that person's downline;

     .   The loss of product market share or Associates to competitors;

     . Potential adverse effect of taxation and transfer pricing regulation or exchange rate fluctuations;

     .   The Company's reliance on outside suppliers for raw materials;

     . The Company's business may be subject to particular intellectual property risks or

     . Manufacturers may be subject to product liability claims and other manufacturing activity risks.

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

         Fluctuations in foreign currency exchange rates may favorably or adversely affect the Company's reported earnings and, accordingly, the comparability of its period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company sells its products. A 10% change in the average foreign currency exchange rates for the quarter ended April 1, 2000, would have resulted in net sales increasing and decreasing approximately $1.5 million.

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

     10.10 Credit Agreement dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

     11.1 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

     27.1     Financial Data Schedule

     99.1 Press Release dated September 21, 1999. [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

         (b)    Reports on Form 8-K.

              The Company filed no current reports on Form 8-K during the quarter ended April 1, 2000.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               USANA, INC.



Date:   May 15, 2000                           By: /s/ Gilbert A. Fuller
      ----------------                             ----------------------------
                                                   Gilbert A. Fuller
                                                   Senior Vice President and
                                                   Chief Financial Officer