Form 10-Q
period 2000-07-01
USANA HEALTH SCIENCES INC
filed 2000-08-15
CIK 896264

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended July 1, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________



                        Commission file number: 0-21116
                            ______________________

                          USANA HEALTH SCIENCES, INC.
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

                                  USANA, INC.
                                  -----------
                                 (Former name)
                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]     No [ ]

The number of shares outstanding of the registrant's common stock as of August 8, 2000 was 9,682,637.

In June 2000, the Company adopted an amendment to its Articles of Incorporation to increase the par value of its common stock from no par to $0.001 per share (see Exhibit 3.3). Previously reported numbers contained in this quarterly report have been restated to reflect the change in par value.

                          USANA HEALTH SCIENCES, INC.

                                   FORM 10-Q

                  For the Quarterly Period Ended July 1, 2000

                                     INDEX

                                                                                                                        Page
                                                                                                                        ----

                                                  PART I .   FINANCIAL INFORMATION

Item 1  Financial Statements
          Consolidated Balance Sheets.............................................................................         3
          Consolidated Statements of Earnings - Quarter Ended.....................................................         4
          Consolidated Statements of Earnings - Six Months Ended..................................................         5
          Consolidated Statements of Stockholders' Equity.........................................................         6
          Consolidated Statements of Cash Flows...................................................................       7-8
          Notes to Consolidated Financial Statements..............................................................      9-12
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     13-19
Item 3  Quantitative and Qualitative Disclosures About Market Risk................................................        19

                                                   PART II.     OTHER INFORMATION
Item 2  Changes in Securities and Use of Proceeds.................................................................        19
Item 4  Submission of Matters to a Vote of Security Holders.......................................................        20
Item 5  Other Information.........................................................................................        21
Item 6  Exhibits and Reports on Form 8-K..........................................................................     21-22

Signatures .......................................................................................................        23

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)






                                                                                               January 1,       July 1,
                                                                                                 2000            2000
                                                                                              ------------    ------------
                                                                                                               (unaudited)
 ASSETS
Current Assets
 Cash and cash equivalents                                                                     $     1,411         $ 3,956
 Accounts recievable, net                                                                              534             524
 Income taxes receivable                                                                               302           2,283
 Current maturities of notes receivable                                                                  5               -
 Inventories, net (Note A)                                                                           9,855          11,924
 Prepaid expenses                                                                                    1,536           1,810
 Deferred income taxes                                                                               1,405           1,001
                                                                                              ------------    ------------

    Total current assets                                                                            15,048          21,498

Property and Equipment, net (Note B)                                                                21,528          16,953

Other Assets                                                                                           197             193
                                                                                              ------------    ------------

                                                                                              $     36,773         $38,644
                                                                                              ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Checks written in excess of cash in bank                                                     $      1,416           $ 957
 Current maturities of long-term debt                                                                2,000           2,000
 Accounts payable                                                                                    4,060           5,368
 Other current liabilites (Note C)                                                                   5,201           5,632
 Line of credit                                                                                      1,400           6,150
 Restructuring provision (Note E)                                                                    2,252             164
                                                                                              ------------    ------------

    Total current liabilities                                                                       16,329          20,271

Deferred Income Taxes                                                                                   25              99

Long-term Debt, less current maturities                                                              7,500           6,500

Stockholders' Equity (Note D)
 Common stock, $0.001 par value; authorized 50,000 shares, issued and
  oustanding 10,169 as of January 1, 2000 and 9,683 as of July 1, 2000                                  10              10
 Additional paid-in capital                                                                          2,867           2,339
 Retained earnings                                                                                  10,078           9,491
 Accumulated other comprehensive loss                                                                  (36)            (66)
                                                                                              ------------    ------------

    Total stockholders' equity                                                                      12,919          11,774
                                                                                              ------------    ------------

                                                                                              $     36,773         $38,644
                                                                                              ============    ============


       The accompanying notes are an integral part of these statements.

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (in thousands, except per share data)





                                                                                                     Quarter Ended
                                                                                              -----------------------------
                                                                                                     (unaudited)
                                                                                                July 3,         July 1,
                                                                                                  1999            2000
                                                                                              -------------   -------------
Net Sales                                                                                     $     32,478    $     30,112

Cost of Sales                                                                                        6,340           8,112
                                                                                              -------------   -------------

      Gross profit                                                                                  26,138          22,000

Operating Expenses:
      Associate incentives                                                                          14,437          11,947
      Selling, general and administrative                                                            7,741           8,743
      Research and development                                                                         329             364
                                                                                              -------------   -------------

      Total operating expenses                                                                      22,507          21,054
                                                                                              -------------   -------------

Earnings from Operations                                                                             3,631             946

Other Income (Expense):
      Interest income                                                                                   68              32
      Interest expense                                                                                   -            (328)
      Other, net                                                                                       (78)             43
                                                                                              -------------   -------------

      Total other income (expense)                                                                     (10)           (253)
                                                                                              -------------   -------------

Earnings before Income Taxes                                                                         3,621             693

Income Taxes                                                                                         1,377             277
                                                                                              -------------   -------------

      Net earnings                                                                            $      2,244    $        416
                                                                                              =============   =============

Earnings per Common Share (Note D)
  Basic                                                                                       $       0.17    $       0.04
  Diluted                                                                                     $       0.17    $       0.04

Weighted Average Common and Dilutive Common Equivalent
  Shares Oustanding (Note D)
  Basic                                                                                             12,946           9,733
  Diluted                                                                                           13,252           9,847



       The accompanying notes are an integral part of these statements.

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (in thousands, except per share data)



                                                                                                    Six Months Ended
                                                                                              -----------------------------
                                                                                                       (unaudited)
                                                                                                July 3,         July 1,
                                                                                                  1999            2000
                                                                                              -------------   -------------
Net Sales                                                                                     $     63,801    $     60,648

Cost of Sales                                                                                       12,724          14,527
                                                                                              -------------   -------------

      Gross profit                                                                                  51,077          46,121

Operating Expenses:
      Associate incentives                                                                          28,346          24,710
      Selling, general and administrative                                                           14,985          17,177
      Research and development                                                                         684             792
                                                                                              -------------   -------------

      Total operating expenses                                                                      44,015          42,679
                                                                                              -------------   -------------

Earnings from Operations                                                                             7,062           3,442

Other Income (Expense):
      Interest income                                                                                  122              51
      Interest expense                                                                                 (12)           (570)
      Other, net                                                                                       (86)             41
                                                                                              -------------   -------------

      Total other income (expense)                                                                      24            (478)
                                                                                              -------------   -------------

Earnings before Income Taxes                                                                         7,086           2,964

Income Taxes                                                                                         2,714           1,186
                                                                                              -------------   -------------

      Net earnings                                                                            $      4,372    $      1,778
                                                                                              =============   =============

Earnings per Common Share (Note D)
  Basic                                                                                       $       0.34    $       0.18
  Diluted                                                                                     $       0.33    $       0.18

Weighted Average Common and Dilutive Common Equivalent
  Shares Oustanding (Note D)
  Basic                                                                                             12,998           9,891
  Diluted                                                                                           13,404          10,040


        The accompanying notes are an integral part of these statements.

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Six Months Ended July 3, 1999 and July 1, 2000

                                (in thousands)
                                  (unaudited)





                                                                                               Accumulated
                                                                       Additional                 Other
                                                   Common Stock        Paid-in     Retained    Comprehensive
                                                Shares      Value      Capital     Earnings   Income (loss)     Other       Total
                                               ----------  ---------  ---------   ----------  ---------------  ---------  ---------
For the Six Months Ended July 3, 1999

Balance at January 2, 1999                         13,047  $      13  $   9,118   $   21,668  $          (182) $    (531) $  30,086

Comprehensive Income                                                                                                              -
   Net earnings                                         -          -          -        4,372                -          -      4,372
   Foreign currency translation adjustment              -          -          -            -              177          -        177
                                                                                                                          ---------

   Comprehensive income                                                                                                       4,549

Advances to Related Party                               -          -          -            -                -     (3,418)    (3,418)

Common Stock Retired and Advances to
  Related Party                                      (300)         -       (846)      (2,267)               -      3,113          -

Common Stock Issued Under Stock Option
  Plan, including tax benefit of $98                   40          -        193            -                -          -        193
                                               ----------  ---------  ---------   ----------  ---------------  ---------  ---------

 Balance at July 3, 1999                           12,787  $      13  $   8,465   $   23,773  $            (5) $    (836) $  31,410
                                               ==========  =========  =========   ==========  ===============  =========  =========

For the Six Months Ended July 1, 2000

 Balance at January 1, 2000                        10,169  $      10  $   2,867   $   10,078  $           (36) $       -  $  12,919

Comprehensive Income                                                                                                              -
  Net earnings                                          -          -          -        1,778                -          -      1,778
  Foreign currency translation adjustment               -          -          -            -              (30)         -        (30)
                                                                                                                          ---------

  Comprehensive income                                  -          -          -            -                -          -      1,748

Shares Repurchased                                   (531)         -       (625)      (2,365)               -          -     (2,990)

Common Stock Issued Under Stock Option
  Plan, including tax benefit of $29                   45          -         97            -                -          -         97
                                               ----------  ---------  ---------   ----------  ---------------  ---------  ---------

 Balance at July 1, 2000                            9,683  $      10  $   2,339   $    9,491  $           (66) $       -  $  11,774
                                               ==========  =========  =========   ==========  ===============  =========  =========



       The accompanying notes are an integral part of these statements.

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands, except per share data)
                                  (unaudited)




                                                                                                   Six Months Ended
                                                                                              ----------------------------
                                                                                                  July 3,         July 1,
                                                                                                   1999            2000
                                                                                              ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents
  Cash flows from operating activities
    Net Earnings                                                                              $     4,372     $     1,778
    Adjustments to reconcile net earnings to net cash provided by
     Operating Activities
        Depreciation and amortization                                                               2,236           2,119
        Gain on sale of property and equipment                                                          -              (4)
        Deferred income taxes                                                                        (146)            472
        Provision for inventory obsolescence                                                          204             (54)
        Provision for losses on receivables                                                           (34)             20
     Changes in operating assets and liabilities:
        Accounts receivable                                                                          (910)              5
        Inventories                                                                                   849          (2,259)
        Income tax receivable                                                                           -          (2,017)
        Prepaid expenses and other assets                                                            (834)           (561)
        Accounts payable                                                                           (1,335)          1,321
        Other current liabilities                                                                     756           1,315
        Restructuring provision                                                                         -            (268)
                                                                                              ------------    ------------

      Total Adjustments                                                                               786              89
                                                                                              ------------    ------------

      Net cash provided by operating activities                                                     5,158           1,867
                                                                                              ------------    ------------

Cash flows from investing activities
 Receipts on notes receivable                                                                          14               5
 Purchases of property and equipment                                                               (2,365)         (2,373)
 Proceeds from the sale of property and equipment                                                      22           2,772
                                                                                              ------------    ------------

      Net cash used in investing activities                                                        (2,329)            404
                                                                                              ------------    ------------


                                  (Continued)




       The accompanying notes are an integral part of these statements.

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands, except per share data)
                                  (unaudited)





                                                                                                   Six Months Ended
                                                                                              ----------------------------
                                                                                                July 3,         July 1,
                                                                                                 1999            2000
                                                                                              ------------    ------------
Cash flows from financing activities
 Decrease in cash overdraft                                                                   $         -     $      (451)
 Net proceeds from the sale of common stock                                                            95              69
 Repurchase of common stock                                                                             -          (2,989)
 Increase in notes receivable - related party                                                      (3,418)              -
 Principal payments of long-term debt                                                                   -          (1,000)
 Increase (decrease) in line of credit                                                                  -           4,750
                                                                                              ------------    ------------

    Net cash (used in) provided by financing activities                                            (3,323)            379

Effect of Exchange Rate Changes on Cash                                                               111            (105)
                                                                                              ------------    ------------

    Net increase in cash and cash equivalents                                                        (383)          2,545

Cash and Cash Equivalents Beginning of Year                                                         2,617           1,411
                                                                                              ------------    ------------

Cash and Cash Equivalents End of Period                                                       $     2,234     $     3,956
                                                                                              ============    ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
 Cash paid during the year for:
  Interest                                                                                    $        13     $       531
  Income taxes                                                                                      3,154           3,175

 Non-cash operating activities:
  Loss on sale and disposition of plant and equipment
  against the restructuring and impairment provision                                          $         -     $     1,820



       The accompanying notes are an integral part of these statements.

                 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

Basis of Presentation

     The unaudited interim consolidated financial information of USANA Health Sciences, Inc. (formerly USANA, Inc.) and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of July 1, 2000, and results of operations for the quarters and six months ended July 1, 2000 and July 3, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The results of operations for the quarter and six months ended July 1, 2000 may not be indicative of the results that may be expected for the fiscal year ending December 30, 2000.

NOTE A - INVENTORIES

     Inventories consist of the following:


                                                                              January 1,                July 1,
                                                                                 2000                    2000
                                                                          -------------------     -------------------
Raw materials                                                                         $ 2,344                 $ 2,842
Work in Process                                                                         1,945                   1,549
Finished Goods                                                                          6,388                   8,297
                                                                          -------------------     -------------------
                                                                                       10,677                  12,688
Less allowance for inventory reserve                                                      822                     764
                                                                          -------------------     -------------------
                                                                                      $ 9,855                 $11,924
                                                                          ===================     ===================

      NOTE B - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                               January 1,                July 1,
                                                                                  2000                    2000
                                                                          -------------------     -------------------
Buildings                                                                             $ 7,422                 $ 5,663
Laboratory and production equipment                                                     2,926                   3,120
Computer equipment and software                                                        11,629                  12,045
Furniture and fixtures                                                                  2,132                   1,904
Automobiles                                                                               323                     320
Leasehold improvements                                                                    769                     685
Land improvements                                                                         542                     289
                                                                          -------------------     -------------------
                                                                                       25,743                  24,026
Less accumulated depreciation and amortization                                          9,158                  10,733
                                                                          -------------------     -------------------
                                                                                       16,585                  13,293
Land                                                                                    2,548                   1,773
Deposits and projects in process                                                        2,395                   1,887
                                                                          -------------------     -------------------
                                                                                      $21,528                 $16,953
                                                                          ===================     ===================

                     (in thousands, except per share data)
                                  (unaudited)

NOTE C - OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:


                                                                               January 1,                July 1,
                                                                                  2000                    2000
                                                                          -------------------     -------------------
Associate incentives                                                                   $1,201                  $1,185
Accrued compensation                                                                      772                     738
Sales taxes                                                                               692                   1,209
Income taxes                                                                              564                       -
Accrued Associate promotions                                                              478                     675
Deferred revenue                                                                           35                     172
All other                                                                               1,459                   1,653
                                                                          -------------------     -------------------
                                                                                       $5,201                  $5,632
                                                                          ===================     ===================

NOTE D - COMMON STOCK AND EARNINGS PER SHARE

     The Company adopted an amendment to its Articles of Incorporation to increase the par value of its common stock from no par to $0.001 per share during the second quarter of 2000 (see Exhibit 3.3). Previously reported numbers contained in this quarterly report have been restated to reflect the change in par value.

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




                                                                                 For the Quarter Ended
                                                                              ----------------------------
                                                                                July 3,         July 1,
                                                                                 1999            2000
                                                                              ------------    ------------
Earnings available to common shareholders                                     $     2,244     $       416

                           Basic EPS
----------------------------------------------------------------
Shares
 Common shares outstanding entire period                                           13,047          10,169
 Weighted average common shares:
  Issued during period                                                                 31              30
  Canceled during period                                                             (132)           (466)
                                                                              ------------    ------------

 Weighted average common shares outstanding during period                           12,946           9,733
                                                                              ============    ============

Earnings per common share - basic                                             $      0.17     $      0.04
                                                                              ============    ============

                          Diluted EPS
----------------------------------------------------------------

Shares
 Weighted average shares outstanding during period - basic                         12,946           9,733

 Dilutive effect of stock options                                                     306             114
                                                                              ------------    ------------

 Weighted average shares outstanding during period - diluted                       13,252           9,847
                                                                              ============    ============

Earnings per common share - diluted                                           $      0.17     $      0.04
                                                                              ============    ============



                     (in thousands, except per share data)
                                  (unaudited)

NOTE D - COMMON STOCK AND EARNINGS PER SHARE - (continued)

     Options to purchase 1,994 and 540 shares of stock were not included in the computation of EPS for the quarters ended July 1, 2000 and July 3, 1999, respectively, because their exercise price was greater than the average market price of the shares.

                                                                                For the Six Months Ended
                                                                              ----------------------------
                                                                                 July 3,         July 1,
                                                                                  1999            2000
                                                                              ------------    ------------
Earnings available to common shareholders                                     $      4,372    $      1,778

                           Basic EPS
----------------------------------------------------------------

Shares
  Common shares outstanding entire period                                           13,047          10,169
  Weighted average common shares:
    Issued during period                                                                17              15
    Canceled during period                                                             (66)           (293)
                                                                              ------------    ------------

  Weighted average common shares outstanding during period                          12,998           9,891
                                                                              ============    ============
Earnings per common share - basic                                             $       0.34    $       0.18
                                                                              ============    ============

                          Diluted EPS
----------------------------------------------------------------

Shares
  Weighted average shares outstanding during period - basic                         12,998           9,891

  Dilutive effect of stock options                                                     406             149
                                                                              ------------    ------------

  Weighted average shares outstanding during period - diluted                       13,404          10,040
                                                                              ============    ============

Earnings per common share - diluted                                           $       0.33    $       0.18
                                                                              ============    ============


     Options to purchase 1,674 and 320 shares of stock were not included in the computation of EPS for the six months ended July 1, 2000 and July 3, 1999, respectively, because their exercise price was greater than the average market price of the shares.

     The Company's board of directors approved an open market share repurchase program in 2000 that could include up to one million shares of its outstanding common stock. During the first six months of 2000, the Company had repurchased 531 shares of common stock under this program.

NOTE E--RESTRUCTURING

     The Company recorded a restructuring charge and reserve totaling $2,700 ($1,700 or $0.13 per share, after tax) in the third quarter of 1999. The Company sold its facility and related assets in the United Kingdom during the second quarter of 2000 and expects that all activities associated with the Company's restructuring initiative will be completed by the end of the third quarter of 2000. As of July 1, 2000, approximately $2.5 million was charged against the restructuring reserve.

NOTE F--SEGMENT INFORMATION

     The Company has five operating segments. Since the beginning of the second quarter of 2000, the Company's United Kingdom market has been serviced from the United States and is no longer considered an operating segment of

                     (in thousands, except per share data)
                                  (unaudited)

NOTE F--SEGMENT INFORMATION - (continued)

the Company. The Company's operating segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

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

     Financial information summarized by geographic segment for the six months ended July 3, 1999 and July 1, 2000 is listed below:

                                                               Revenues         Earnings
                                                                 from            before
                                                               External          Income        Long-lived        Total
                                                               Customers          Taxes          Assets          Assets
                                                              ------------    ------------    ------------    ------------
Six Months ended July 3, 1999:
   Domestic                                                   $     34,046    $      3,040    $     20,868    $     31,613
   Canada                                                           14,815           2,730             235           2,230
   Australia - New Zealand                                          13,573           2,354           1,017           4,190
   United Kingdom                                                    1,367          (1,036)            842           2,105
   Hong Kong                                                             -               -               -               -
   All Others                                                            -              (2)              -               6
                                                              ------------    ------------    ------------    ------------
      Totals                                                  $     63,801    $      7,086    $     22,962    $     40,144
                                                              ============    ============    ============    ============


                                                               Revenues         Earnings
                                                                 from            before
                                                               External          Income        Long-lived        Total
                                                               Customers          Taxes          Assets          Assets
                                                              ------------    ------------    ------------    ------------

Six Months ended July 1, 2000:
                                                              ------------    ------------    ------------    ------------
   Domestic                                                   $     32,627    $        524    $     15,751    $     29,395
   Canada                                                           14,248           2,441             233           3,777
   Australia - New Zealand                                           9,738             210             642           3,242
   United Kingdom                                                      574            (107)              -               -
   Hong Kong                                                         3,461            (195)            520           2,177
   All Others                                                            -              91               -              53
                                                              ------------    ------------    ------------    ------------

      Totals                                                  $     60,648    $      2,964    $     17,146    $     38,644
                                                              ============    ============    ============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

     USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. Independent distributors in USANA's network are referred to by the Company as Associates. As of July 1, 2000, the Company had approximately 103,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong and the United Kingdom. The Company defines a current Associate as an Associate who has made a purchase in the most recent 12-month period. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, but choose not to become Associates. As of July 1, 2000, the Company had approximately 65,000 Preferred Customers.

     The Company recently reorganized its product groupings to encompass new products and a new marketing focus. The Company's three primary product lines consist of USANA(R) Nutritionals, LEAN Lifelong Foods(TM) and Sense(TM) personal care products. The USANA Nutritionals product line accounted for approximately 74% of the Company's net sales for the six months ended July 1, 2000. The Company's top selling products, USANA Essentials and Proflavanol represented approximately 34% and 14%, respectively, of net sales for the six months ended July 1, 2000. The LEAN Lifelong Foods product line accounted for approximately 13% of the Company's net sales for the six months ended July 1, 2000. The LEAN Lifelong Foods product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names. Nutrimeal(TM) and Fibergy(R) drink mixes and bars, a LEAN Formula for weight management and several other related products for healthy diets are now included in the LEAN Lifelong Foods product line. No other products or product groups accounted for more than 10% of net sales during the first six months of 2000. Sense is a completely new line of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of cells. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 4% of the Company's net sales for the six months ended July 1, 2000.

     At its annual international convention ("Convention") in the second quarter of 2000, the Company introduced several new products, including 6 LEAN Lifelong Foods products, and the new personal care line, Sense. There were approximately 4,000 customers from around the world in attendance. This was the Company's most successful convention ever with sales of $1.1 million, due largely to the introduction of the new product lines.

     In the first quarter of 2000, the Company introduced a value initiative that decreased prices on its products by an average of approximately 24%. The Company believes that the value initiative will make it more successful in attracting and retaining Associates and Preferred Customers by offering high quality products and comprehensive customer support services at the lowest prices in the Company's history.

     The fiscal year end of the Company is the Saturday closest to December 31 of each year. Fiscal year 2000 will end on December 30, 2000.


Results of Operations

Quarters Ended July 1, 2000 and July 3, 1999

     Net Sales. Net sales decreased 7.3% to $30.1 million for the quarter ended July 1, 2000, a decrease of $2.4 million from the $32.5 million reported for the comparable quarter in 1999. The decrease in net sales is the result of:

     .  The value initiative, which reduced prices by an average of 24% and

     . A 20% decline in the Associate base in the United States, Canada, Australia and New Zealand.

     The decrease in sales was partially offset by strong enrollments of Preferred Customers and product sales from the Convention. The Preferred Customer base increased 75.7% at July 1, 2000 compared to the levels at July 3, 1999. Product sales from the Company's Convention totaled $1.1 million, which represent the best year ever for Convention product sales.

     The following tables illustrate the change in sales and customers by market for the quarters ended July 3, 1999 and July 1, 2000:


                                                     Sales By Market
                                                     (in thousands)
                                                      Quarter Ended
                              -------------------------------------------------------------
                                                                                               Change from       Percent
   Market                              July 3, 1999                    July 1, 2000             Prior Year        Change
   ------                     -----------------------------   -----------------------------   -------------   -------------
United States                 $      17,662            54.4%  $      16,890            56.1%  $        (772)           (4.4%)
Canada                                7,716            23.7%          6,978            23.2%           (738)           (9.6%)
Australia-New Zealand                 7,100            21.9%          4,688            15.6%         (2,412)          (34.0%)
Hong Kong                                 -               -           1,556             5.1%          1,556               -
                              -------------   -------------   -------------   -------------   -------------

Consolidated                  $      32,478           100.0%  $      30,112           100.0%  $      (2,366)           (7.3%)
                              =============   =============   =============   =============   =============




                                              Current Associates By Market

                                          As of                           As of                Change from       Percent
   Market                              July 3, 1999                    July 1, 2000             Prior Year        Change
   ------                     -----------------------------   -----------------------------   -------------   -------------
United States                        60,000            50.9%         48,000            46.6%        (12,000)          (20.0%)
Canada                               30,000            25.4%         24,000            23.3%         (6,000)          (20.0%)
Australia-New Zealand                28,000            23.7%         23,000            22.3%         (5,000)          (17.9%)
Hong Kong                                 -               -           8,000             7.8%          8,000               -
                              -------------   -------------   -------------   -------------   -------------

Consolidated                        118,000           100.0%        103,000           100.0%        (15,000)          (12.7%)
                              =============   =============   =============   =============   =============



                                               Preferred Customers By Market

                                          As of                           As of                Change from       Percent
   Market                              July 3, 1999                    July 1, 2000             Prior Year        Change
   ------                     -----------------------------   -----------------------------   -------------   -------------
United States                        22,000            59.5%         37,000            56.9%         15,000            68.2%
Canada                               10,000            27.0%         17,000            26.2%          7,000            70.0%
Australia-New Zealand                 5,000            13.5%         10,000            15.4%          5,000           100.0%
Hong Kong                                 -               -           1,000             1.5%          1,000               -
                              -------------   -------------   -------------   -------------   -------------

Consolidated                         37,000           100.0%         65,000           100.0%         28,000            75.7%
                              =============   =============   =============   =============   =============



                                                 Total Customers By Market

                                          As of                           As of                Change from       Percent
   Market                              July 3, 1999                    July 1, 2000             Prior Year        Change
   ------                     -----------------------------   -----------------------------   -------------   -------------
United States                        82,000            52.9%         85,000            50.6%          3,000             3.7%
Canada                               40,000            25.8%         41,000            24.4%          1,000             2.5%
Australia-New Zealand                33,000            21.3%         33,000            19.6%              -             0.0%
Hong Kong                                 -               -           9,000             5.4%          9,000               -
                              -------------   -------------   -------------   -------------   -------------

Consolidated                        155,000           100.0%        168,000           100.0%         13,000             8.4%
                              =============   =============   =============   =============   =============




     Cost of Sales. Cost of sales increased 27.9% to $8.1 million for the quarter ended July 1, 2000, an increase of $1.8 million from the $6.3 million reported in the comparable quarter in 1999. As a percentage of net sales, cost of sales increased to 26.9% for the quarter ended July 1, 2000 from 19.5% for the comparable quarter in 1999. The increase in cost of sales as a percentage of net sales can be attributed to:

     .  The value initiative, which reduced prices by an average of 24%,

     .  Products sold at reduced gross profit margins at the Convention and

     . Obsolete inventory disposed of as a result of the introduction of the new products and product lines.

     Associate Incentives. Associate incentives decreased 17.2% to $11.9 million for the quarter ended July 1, 2000, a decrease of $2.5 million from the $14.4 million reported in the comparable quarter in 1999. As a percentage of net sales, Associate incentives decreased to 39.7% in the second quarter of 2000 from 44.5% for the comparable quarter in 1999. The decrease in Associate incentives as a percentage of net sales can primarily be attributed to the value initiative, which decreased the ratio of sales volume points to the wholesale price on products purchased. Associate incentives are paid on the amount of sales volume points generated. To a lesser extent, Associate incentives decreased as a result of the sales mix and an additional reduction of the ratio of sales volume points to wholesale price for products sold at the Convention.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.9% to $8.7 million for the quarter ended July 1, 2000, an increase of $1.0 million from the $7.7 million reported for the comparable quarter in 1999. Selling, general and administrative expenses as a percentage of net sales increased to 29.0% in the second quarter of 2000 from 23.8% for the comparable quarter in 1999. The increase in selling, general and administrative expenses can be attributed to:

     .  Activities associated with the Convention,

     . Sales and marketing activities to promote and support the value initiative,

     .  Researching and exploring new international opportunities and

     .  Spending in the Company's newest market, Hong Kong.

     Research and Development. Research and development expenses increased 10.6% to $364,000 for the second quarter of 2000, an increase of $35,000 from the $329,000 reported for the comparable quarter in 1999. As a percentage of net sales, research and development expenses increased to 1.2% in the second quarter of 2000 from 1.0% for the comparable period of 1999. The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

    Net Earnings. Net earnings decreased 81.5% to $416,000 for the quarter ended July 1, 2000, a decrease of $1.8 million from the $2.2 million for the comparable quarter in 1999. The decrease in net earnings can primarily be attributed to:

    . Lower than expected sales,

    . Substantially higher selling, general and administrative expenses and

    . Higher interest expense on debt incurred to fund the repurchase of common stock in 1999 and early 2000.

Diluted earnings per share decreased $0.13 to $0.04 for the second quarter of 2000 from $0.17 for the comparable quarter in 1999.

Six Months Ended July 1, 2000 and July 3, 1999

    Net Sales. Net sales decreased 4.9% to $60.6 million for the six months ended July 1, 2000, a decrease of $3.2 million from the $63.8 million reported for the comparable period in 1999. The reasons for the decrease in net sales are the same as those for the quarter and are discussed on page 14 in the quarterly "Results of Operations" section.

    The following tables illustrate the change in sales by market for the six months ended July 3, 1999 and July 1, 2000:



                                                      Sales By Market
                                                      (in thousands)
                                                     Six Months Ended
                              -------------------------------------------------------------    Change from     Percent
   Market                               July 3, 1999                    July 1, 2000            Prior Year      Change
   ------                     -----------------------------   -----------------------------   -------------  -----------
United States                     $ 35,413           55.5%        $ 33,201           54.7%        $ (2,212)       (6.2%)
Canada                              14,815           23.2%          14,248           23.5%            (567)       (3.8%)
Australia-New Zealand               13,573           21.3%           9,738           16.1%          (3,835)      (28.3%)
Hong Kong                                -              -            3,461            5.7%           3,461           -
                              -------------   -------------   -------------   -------------   -------------

Consolidated                      $ 63,801          100.0%        $ 60,648          100.0%        $ (3,153)       (4.9%)
                              =============   =============   =============   =============   =============

    Cost of Sales. Cost of sales increased 14.2% to $14.5 million for the six months ended July 1, 2000, an increase of $1.8 million from the $12.7 million reported in the comparable period in 1999. As a percentage of net sales, cost of sales increased to 24.0% for the six months ended July 1, 2000 from 19.9% for the comparable period in 1999. Reasons for the increase in cost of sales as a percentage of net sales are the same as those for the quarter and are discussed on page 15 in the quarterly "Results of Operations" section.

    Associate Incentives. Associate incentives decreased 12.8% to $24.7 million for the six months ended July 1, 2000, a decrease of $3.6 million from the $28.3 million reported in the comparable period in 1999. As a percentage of net sales, Associate incentives decreased to 40.7% for the six months ended July 1, 2000 from 44.4% for the comparable period in 1999. Reasons for the decrease in Associate incentives as a percentage of net sales are the same as those for the quarter and are discussed on page 15 in the quarterly "Results of Operations" section.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.6% to $17.2 million for the six months ended July 1, 2000, an increase of $2.2 million from the $15.0 million reported for the comparable period in 1999. Selling, general and administrative expenses as a percentage of net sales increased to 28.3% for the first six months of 2000 from 23.5% for the comparable six months in 1999. Reasons for the increase in selling, general and administrative expenses are are the same as those for the quarter and discussed on page 15 in the quarterly "Results of Operations" section.

     Research and Development. Research and development expenses increased 15.8% to $792,000 for the first six months of 2000, an increase of $108,000 from the $684,000 reported for the comparable six months in 1999. As a percentage of net sales, research and development expenses increased to 1.3% in the first six months of 2000 from 1.1% for the comparable period in 1999.

     Net Earnings. Net earnings decreased 59.3% to $1.8 million for the six months ended July 1, 2000, a decrease of $2.6 million from the $4.4 million for the comparable period in 1999. Reasons for the decrease in net earnings are are the same as those for the quarter and discussed on page 16 in the quarterly "Results of Operations" section.

     Diluted earnings per share decreased $0.15 to $0.18 for the first six months of 2000 from $0.33 for the comparable period in 1999.

Liquidity and Capital Resources

     The Company has historically financed its growth with cash flows from operations. On July 1, 2000, the Company had net working capital of $1.2 million compared to negative net working capital of $1.3 million at January 1, 2000. The change in net working capital during the first six months of 2000 can be attributed to proceeds received from the sale of plant and equipment in the United Kingdom and, consequently, a substantial reduction in the restructuring provision.

     The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

     The Company invested approximately $2.4 million in property and equipment during both six month periods reported. Inventory increased to $11.9 million at July 1, 2000, an increase of $2.0 million from the $9.9 million at January 1, 2000. The increase in inventory can be attributed to building up reserves for the value initiative, which the Company anticipated would drive up unit volume requirements and for the new products introduced at our annual convention.

     During 1999, the Company entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million 5-year term loan and a $15 million 3-year revolving line of credit. The credit facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants on July 1, 2000. As of July 1, 2000, $8.5 million was outstanding on the 5-year term loan and $6.2 million was outstanding on the line of credit.

     The Company believes that its current cash balance, the available line of credit, cash provided by operations and potential additional debt financing will be sufficient to cover its short and long-term needs in the ordinary course of business. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. There are not any known demands, commitments, events, or uncertainties not previously discussed at July 1, 2000 that would adversely affect the Company. There can be no assurance that additional financing, if required, would be available on favorable terms. The Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, capital acquisitions associated with the growth of the Company and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders.

Outlook

     Management believes that sales will increase modestly over the next six months as a result of new products introduced at the Convention and the expected launch of a direct export program for consumers in Japan. Products will be exported to Japan on a personal use basis only, and no resale of products will be allowed until local operations begin. Direct exporting is expected to commence in September 2000, with the Company planning to open a Japan-based operation in the latter half of 2001.

     Cost of sales and Associate incentives are expected to remain at levels, relative to net sales, consistent with those reported for the second quarter of 2000.

     Selling, general and administrative expenses will continue to be pressured by sales and marketing efforts to promote the Company's new products and also as a result of costs to pursue new international opportunities.


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

     . Reliance on key management personnel, including the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, Ph.D;

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company conducts its business in several countries and intends to continue to expand its foreign operations. Earnings are affected by fluctuations in interest rates, currency exchange rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, the operations of the Company are exposed to significant risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

     A significant portion of the Company's revenue and expenses are recognized outside the United States with primarily all inventory purchases transacted in U.S. dollars from vendors in the United States. The local currency in each subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods. Consequently, the Company's reported sales and earnings are impacted positively by a weakening and negatively by a strengthening of the U.S. dollar.

     The Company cannot estimate the effect exchange rate fluctuations will have on future business given the uncertainties. However, a hypothetical 10 percent change in the average foreign currency exchange rates for the six months ended July 1, 2000, would not have resulted in a significant change in earnings.

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

     The Company is currently carrying $14.7 million in short and long-term debt. This debt is subject to interest rate risk as the interest rate is computed on a variable basis. The Company does not use derivative instruments to hedge its interest rate risk. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 1, 2000, the effect on earnings would not be a material amount.

                         PART II.   OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company amended its Articles of Incorporation in July 2000 to increase the par value of the Company's common stock from no par to $0.001 par value per share. This change did not affect the number of shares outstanding and it did not have any adverse effect on the holders of the Company's securities. The amendment was approved by a vote of the shareholders of the Company at its Annual Meeting.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting of Shareholders on May 24, 2000, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

     (1)  Election of five directors,

     (2) Selection of Grant Thornton LLP as the Company's independent certified public accountants and

     (3) Amendment of the articles of incorporation to increase the par value of common stock.

A total of 8,093,919 shares (approximately 83%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.   For the directors as follows:


----------------------------------------------------------------------------------------------------
             Name                    Number of           Number of            Number of Shares
                                     Shares For        Shares Against       Abstaining/Withheld
----------------------------------------------------------------------------------------------------
Myron W. Wentz, PhD                   8,069,756             24,163                 None
----------------------------------------------------------------------------------------------------
David A. Wentz                        8,069,756             24,163                 None
----------------------------------------------------------------------------------------------------
Ronald S. Poelman                     8,069,756             24,163                 None
----------------------------------------------------------------------------------------------------
Robert Anciaux                        8,069,756             24,163                 None
----------------------------------------------------------------------------------------------------
Denis E. Waitley, PhD                 8,069,756             24,163                 None
----------------------------------------------------------------------------------------------------

2. For the ratification of the Board's selection of Grant Thornton LLP as the independent certified public accountants of the Company as follows:

------------------------------------------------------------------
   Number of           Number of            Number of Shares
   Shares For        Shares Against       Abstaining/Withheld
------------------------------------------------------------------
      8,082,102             6,513                   5,304
------------------------------------------------------------------






3. For amending the articles of incorporation to increase the par value of common stock to $.001 per share:


------------------------------------------------------------------
   Number of           Number of            Number of Shares
   Shares For        Shares Against       Abstaining/Withheld
------------------------------------------------------------------
   8,079,667             11,402                  2,850
------------------------------------------------------------------


     Subsequent action taken by written consent of the shareholders approved the change of the corporate name of the Company to USANA Health Sciences, Inc. as follows:


------------------------------------------------------------------
   Number of           Number of            Number of Shares
   Shares For        Shares Against       Abstaining/Withheld
------------------------------------------------------------------
      8,647,406             50,608                  3,345
------------------------------------------------------------------

Item 5.   OTHER INFORMATION

          In July 2000, the Company filed an amendment to its Articles of Incorporation to effect the name change and increase in par value approved at the Annual Meeting of Shareholders and the Consent Resolution adopted by the shareholders subsequent to the Annual Meeting. A copy of the amendment has been filed as an Exhibit to this report with the Securities and Exchange Commission.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Exhibit
Number         Description
-------------  -----------------------------------------------------------------
3.1            Articles of Incorporation [Incorporated by reference to the
               Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2 Bylaws [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3 Amendment to Articles of Incorporation to change name and increase par value

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

10.10 Credit Agreement dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]

11.1 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

27.1      Financial Data Schedule

99.1 Press Release dated September 21, 1999. [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]


     (b)  Reports on Form 8-K.

          The Company filed no current reports on Form 8-K during the quarter ended July 1, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         USANA HEALTH SCIENCES, INC.





Date: August 14, 2000                    By: /s/ Gilbert A. Fuller
      ---------------                       ----------------------
                                            Gilbert A. Fuller
                                            Senior Vice President and
                                            Chief Financial Officer