Form 10-Q
period 2000-09-30
USANA HEALTH SCIENCES INC
filed 2000-11-14
CIK 896264

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-21116

USANA HEALTH SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0500306 (IRS Employer Identification No.)

3838 West Parkway Blvd., Salt Lake City, Utah 84120
(Address of principal executive offices, Zip Code)

(801) 954-7100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of November 8, 2000 was 9,682,637.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2000

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations—Quarter Ended	4
	Consolidated Statements of Earnings—Nine Months Ended	5
	Consolidated Statement of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7-8
	Notes to Consolidated Financial Statements	9-14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
	PART II. OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	23
Signatures		24

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 1, 2000	September 30, 2000
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,411	$4,012
Accounts recievable, net	534	194
Income taxes receivable	302	2,832
Current maturities of notes receivable	5	—
Inventories, net (Note A)	9,855	12,862
Prepaid expenses	1,536	1,189
Deferred income taxes	1,405	938

Total current assets	15,048	22,027
Property and equipment, net (Note B)	21,528	17,437
Other assets	197	350

	$36,773	$39,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	4,060	4,482
Other current liabilites (Note C)	5,201	4,618
Line of credit	2,816	9,710
Restructuring provision (Note E)	2,252	—

Total current liabilities	16,329	20,810
Deferred income taxes	25	669
Long-term debt, less current maturities	7,500	6,000
Stockholders' equity (Note D)
Common stock, $0.001 par value; authorized 50,000 shares, issued and oustanding 10,169 as of January 1, 2000 and 9,683 as of September 30, 2000	10	10
Additional paid-in capital	2,867	2,339
Retained earnings	10,078	9,980
Accumulated other comprehensive income (loss)	(36)	6

Total stockholders' equity	12,919	12,335

	$36,773	$39,814

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Quarter Ended
	October 2, 1999	September 30, 2000
	(unaudited)
Net sales	$32,359	$28,911
Cost of sales	6,316	8,118

Gross profit	26,043	20,793
Operating expenses:
Associate incentives	14,286	11,275
Selling, general and administrative	8,405	7,929
Restructuring and impairment (Note E)	4,400	—
Research and development	343	311

Total operating expenses	27,434	19,515

Earnings (loss) from operations	(1,391)	1,278
Other income (expense):
Interest income	96	41
Interest expense	(9)	(300)
Other, net	110	(206)

Total other income (expense)	197	(465)

Earnings (loss) before income taxes	(1,194)	813
Income tax expense (benefit)	(444)	325

Net earnings (loss)	$(750)	$488

Earnings (loss) per common share (Note D)
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05
Weighted average common and dilutive common equivalent shares oustanding (Note D)
Basic	12,473	9,683
Diluted	12,473	9,771

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Nine Months Ended
	October 2, 1999	September 30, 2000
	(unaudited)
Net sales	$96,160	$89,559
Cost of sales	19,038	22,645

Gross profit	77,122	66,914
Operating expenses:
Associate incentives	42,633	35,985
Selling, general and administrative	23,390	25,106
Restructuring and impairment (Note E)	4,400	—
Research and development	1,027	1,103

Total operating expenses	71,450	62,194

Earnings from operations	5,672	4,720
Other income (expense):
Interest income	218	92
Interest expense	(22)	(870)
Other, net	24	(165)

Total other income (expense)	220	(943)

Earnings before income taxes	5,892	3,777
Income taxes	2,270	1,511

Net earnings	$3,622	$2,266

Earnings per common share (Note D)
Basic	$0.28	$0.23
Diluted	$0.28	$0.23
Weighted average common and dilutive common equivalent
shares oustanding (Note D)
Basic	12,823	9,821
Diluted	13,158	9,950

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended October 2, 1999 and September 30, 2000
(in thousands)
(unaudited)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Other	Total
For the Nine Months Ended October 2, 1999
Balance at January 2, 1999	13,047	$13	$9,118	$21,668	$(182)	$(531)	$30,086
Comprehensive income							—
Net earnings	—	—	—	3,622	—	—	3,622
Foreign currency translation adjustment	—	—	—	—	80	—	80

Comprehensive income							3,702
Common stock retired and advances to related party	(2,950)	(3)	(6,582)	(17,462)	—	531	(23,516)
Common stock issued under stock option plan, including tax benefit of $105	58	—	260	—	—	—	260

Balance at October 2, 1999	10,155	$10	$2,796	$7,828	$(102)	$—	$10,532

For the Nine Months Ended September 30, 2000
Balance at January 1, 2000	10,169	$10	$2,867	$10,078	$(36)	$—	$12,919
Comprehensive income							—
Net earnings	—	—	—	2,266	—	—	2,266
Foreign currency translation adjustment	—	—	—	—	42	—	42

Comprehensive income	—	—	—	—	—	—	2,308
Shares repurchased	(531)	—	(625)	(2,364)	—	—	(2,989)
Common stock issued under stock option plan, including tax benefit of $29	45	—	97	—	—	—	97

Balance at September 30, 2000	9,683	$10	$2,339	$9,980	$6	$—	$12,335

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended
	October 2, 1999	September 30, 2000
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$3,622	$2,266
Adjustments to reconcile net earnings to net cash provided by Operating activities
Depreciation and amortization	3,441	3,137
Loss on restructuring and impairment	4,278	—
(Gain) loss on sale of property and equipment	3	(4)
Deferred income taxes	(942)	1,098
Provision for inventory obsolescence	(171)	104
Provision for losses on receivables	(29)	43
Changes in operating assets and liabilities:
Accounts receivable	(654)	285
Inventories	745	(3,576)
Income tax receivable	(996)	(3,668)
Prepaid expenses and other assets	(678)	1,215
Accounts payable	(449)	447
Other current liabilities	1,359	705
Restructuring provision	—	(464)

Total adjustments	5,907	(678)

Net cash provided by operating activities	9,529	1,588

Cash flows from investing activities
Receipts on notes receivable	16	5
Purchases of property and equipment	(3,412)	(3,948)
Proceeds from the sale of property and equipment	84	2,708

Net cash used in investing activities	(3,312)	(1,235)

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except per share data)
(unaudited)

	Nine Months Ended
	October 2, 1999	September 30, 2000
Cash flows from financing activities
Checks written in excess of cash in bank	$1,598	$1,005
Net proceeds from the sale of common stock	155	68
Common stock retired and advances to related party	(23,516)	—
Repurchase of common stock	—	(2,989)
Proceeds from the issuance of long-term debt	10,000	—
Principal payments of long-term debt	—	(1,500)
Increase in line of credit	4,350	5,900

Net cash provided by (used in) financing activities	(7,413)	2,484
Effect of exchange rate changes on cash	101	(236)

Net increase (decrease) in cash and cash equivalents	(1,095)	2,601
Cash and cash equivalents beginning of year	2,617	1,411

Cash and cash equivalents end of period	$1,522	$4,012

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$22	$860
Income taxes	4,076	3,502
Non-cash investing and financing activities
During 1999, the Company repurchased shares of common stock from a related party for $23,516 and settlement of a $531 note owed to the Company from the related party.

During 2000, the Company sold and disposed of plant and equipment in relation to the closing of the United Kingdom operations for a loss of $1,820 that was charged against the restructuring and impairment provision.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Basis of Presentation

    The unaudited interim consolidated financial information of USANA Health Sciences, Inc. (formerly USANA, Inc.) and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, and results of operations for the quarters and nine months ended September 30, 2000 and October 2, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The results of operations for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the fiscal year ending December 30, 2000.

NOTE A—INVENTORIES

    Inventories consist of the following:

	January 1, 2000	September 30, 2000
Raw materials	$2,344	$2,175
Work in process	1,945	2,507
Finished goods	6,388	9,101

	10,677	13,783
Less allowance for inventory obsolescence	822	921

	$9,855	$12,862

NOTE B—PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

	January 1, 2000	September 30, 2000
Buildings	$7,422	$5,662
Laboratory and production equipment	2,926	3,727
Computer equipment and software	11,629	12,036
Furniture and fixtures	2,132	1,898
Automobiles	323	317
Leasehold improvements	769	657
Land improvements	542	289

	25,743	24,586
Less accumulated depreciation and amortization	9,158	11,673

	16,585	12,913
Land	2,548	1,773
Deposits and projects in process	2,395	2,751

	$21,528	$17,437

NOTE C—OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

	January 1, 2000	September 30, 2000
Associate incentives	$1,201	$861
Accrued compensation	772	989
Sales taxes	692	533
Income taxes	564	—
Accrued Associate promotions	478	103
Deferred revenue	35	317
All other	1,459	1,815

	$5,201	$4,618

NOTE D—COMMON STOCK AND EARNINGS PER SHARE

    The Company adopted an amendment to its Articles of Incorporation to increase the par value of its common stock from no par to $0.001 per share during the second quarter of 2000. Previously reported numbers contained in this quarterly report have been restated to reflect the change in par value.

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

	For the Quarter Ended
	October 2, 1999	September 30, 2000
Earnings (loss) available to common shareholders	$(750)	$488
Basic EPS
Shares
Common shares outstanding entire period	13,047	10,169
Weighted average common shares:
Issued during period	47	45
Canceled during period	(621)	(531)

Weighted average common shares outstanding during period	12,473	9,683

Earnings per common share—basic	$(0.06)	$0.05

Diluted EPS
Shares
Weighted average shares outstanding during period— basic	12,473	9,683
Dilutive effect of stock options	—	88

Weighted average shares outstanding during period—diluted	12,473	9,771

Earnings per common share—diluted	$(0.06)	$0.05

    Options to purchase 1,994 shares of stock were not included in the computation of EPS for the quarter ended September 30, 2000 because their exercise price was greater than the average market price of the shares. In the money options totaling 683 at an average price of $3.13 were omitted from the diluted per share calculation in the third quarter of 1999 because the net loss had an anti-dilutive impact.

	For the Nine Months Ended
	October 2, 1999	September 30, 2000
Earnings available to common shareholders	$3,622	$2,266
Basic EPS
Shares
Common shares outstanding entire period	13,047	10,169
Weighted average common shares:
Issued during period	27	25
Canceled during period	(251)	(373)

Weighted average common shares outstanding during period	12,823	9,821

Earnings per common share—basic	$0.28	$0.23

Diluted EPS
Shares
Weighted average shares outstanding during period— basic	12,823	9,821
Dilutive effect of stock options	335	129

Weighted average shares outstanding during period—diluted	13,158	9,950

Earnings per common share—diluted	$0.28	$0.23

    Options to purchase 1,994 and 330 shares of stock were not included in the computation of EPS for the nine months ended September 30, 2000 and October 2, 1999, respectively, because their exercise price was greater than the average market price of the shares.

    The Company's board of directors approved an open market share repurchase program in 2000 for up to one million shares of its outstanding common stock. During the first nine months of 2000, the Company had repurchased 531 shares of common stock under this program.

NOTE E—RESTRUCTURING AND IMPAIRMENT

    The Company recorded a restructuring charge and reserve totaling $2,700 ($1,700 or $0.13 per share, after tax) in the third quarter of 1999. All activities associated with the Company's restructuring efforts have been completed as of September 30, 2000.

    In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote off the remaining book value of its former custom network marketing system (legacy system) totaling $1,700 ($1,000 after tax, or $0.09 per share) in the third quarter of 1999.

NOTE F—SEGMENT INFORMATION

    The Company has four operating segments. Since the beginning of the second quarter of 2000, the Company's United Kingdom market has been serviced from the United States and is now considered a part of the domestic operating segment of the Company. Additionally the Company began its direct export program into Japan during the third quarter of 2000. These results are also incorporated in the domestic segment. The Company's operating segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

    Segment profit or loss is based on profit or loss from operations before income taxes and includes a management fee charged by the domestic operation to each of the foreign entities. All other intersegment transactions are eliminated from the following segment information. Interest income and expense as well as income taxes, while significant, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

    Financial information summarized by geographic segment for the nine months ended October 2, 1999 and September 30, 2000 is listed below:

	Revenues From External Customers	Earnings Before Income Taxes	Long-lived Assets	Total Assets
Nine Months ended October 2, 1999:
Domestic	$53,547	$(1,387)	$20,291	$32,175
Canada	22,349	4,043	284	2,310
Australia-New Zealand	20,264	3,236	964	3,523
Hong Kong	—	—	—	—
All Others	—	—	16	1,320

Totals	$96,160	$5,892	$21,555	$39,328

	Revenues From External Customers	Earnings Before Income Taxes	Long-lived Assets	Total Assets
Nine Months ended September 30, 2000:
Domestic	$49,440	$1,255	$16,428	$30,059
Canada	21,137	3,465	219	3,615
Australia-New Zealand	14,102	(474)	503	3,289
Hong Kong	4,880	(412)	478	2,627
All Others	—	(57)	159	224

Totals	$89,559	$3,777	$17,787	$39,814

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

    USANA develops and manufactures high-quality nutritional, personal care and weight management products. The Company distributes its products through a network marketing system. Independent distributors in USANA's network are referred to by the Company as Associates. As of September 30, 2000, the Company had approximately 99,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong and the United Kingdom. The Company defines a current Associate as an Associate who has made a purchase in the most recent 12-month period. The Company also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal consumption, but choose not to become Associates. As of September 30, 2000, the Company had approximately 71,000 Preferred Customers worldwide.

    The Company recently reorganized its product groupings to encompass new products and a new marketing focus. The Company's three primary product lines consist of USANA® Nutritionals, LEAN Lifelong Foods™ and Sensé™ personal care products. The USANA Nutritionals product line accounted for approximately 70% of the Company's net sales for the nine months ended September 30, 2000. The Company's top selling products, USANA Essentials and Proflavanol® represented approximately 34% and 13%, respectively, of net sales for the nine months ended September 30, 2000. The LEAN Lifelong Foods product line accounted for approximately 12% of the Company's net sales for the nine months ended September 30, 2000. The LEAN Lifelong Foods product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names. Nutrimeal™ and Fibergy® drink mixes and bars, a LEAN Formula for weight management and several other related products for healthy diets are now included in the LEAN Lifelong Foods product line. No other products or product groups accounted for more than 10% of net sales during the first nine months of 2000. Sensé is a completely new line of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of cells. The Company introduced the LEAN Lifelong Foods and Sensé product lines at its annual international convention in June 2000. In addition to its primary product lines, the Company also sells distributor kits and sales aids, which accounted for approximately 4% of the Company's net sales for the nine months ended September 30, 2000.

    During the third quarter of 2000, the Company began a direct export program for consumers in Japan. Products are exported to Japan on a personal use basis only, and the resale of products is not allowed. The Company had sales of $174,000 during its first four weeks in Japan. Management believes it is too soon to predict how significant future sales might be in Japan.

    The fiscal year end of the Company is the Saturday closest to December 31 of each year. Fiscal year 2000 will end on December 30, 2000.

Results of Operations

Quarters Ended September 30, 2000 and October 2, 1999

    Net Sales.  Net sales decreased 10.7% to $28.9 million for the quarter ended September 30, 2000, a decrease of $3.5 million from the $32.4 million reported for the comparable quarter in 1999. The decrease in net sales is the result of:

  •
  The value initiative, introduced in February 2000, which reduced prices by an average of 24%,

  •
  A 19.9% decline in the Associate base in the United States, Canada, Australia and New Zealand,

  •
  The third quarter of 1999 contained product sales of approximately $750,000 attributable to the Company's annual international convention (in 2000, this event was held in the second quarter) and

  •
  Weaker foreign currencies, relative to the U. S. dollar, which negatively affected the translation of sales in foreign markets.

    The Company also believes that the 2000 Summer Olympic Games held in Sydney in September 2000 temporarily interrupted Associate recruitment in Australia. The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers. The Preferred Customer base increased 70.6% at September 30, 2000 compared to the levels at October 2, 1999.

    The following tables illustrate the change in sales and customers by market for the quarters ended October 2, 1999 and September 30, 2000 (all sales and customers related to the United Kingdom and Japan are included in the numbers for the United States):

Sales By Market
(in thousands)

	Quarter Ended
					Change From Prior Year
Market	October 2, 1999		September 30, 2000			Percent Change
United States	$18,136	56.0%	$16,239	56.2%	$(1,897)	(10.5)%
Canada	7,533	23.3%	6,889	23.8%	(644)	(8.5)%
Australia-New Zealand	6,690	20.7%	4,364	15.1%	(2,326)	(34.8)%
Hong Kong	—	—	1,419	4.9%	1,419	—

Consolidated	$32,359	100.0%	$28,911	100.0%	$(3,448)	(10.7)%

Current Associates By Market

Market	As of October 2, 1999		As of September 30, 2000		Change From Prior Year	Percent Change
United States	56,729	50.5%	47,177	47.8%	(9,552)	(16.8)%
Canada	27,580	24.5%	22,364	22.6%	(5,216)	(18.9)%
Australia-New Zealand	28,130	25.0%	20,490	20.8%	(7,640)	(27.2)%
Hong Kong	—	—	8,657	8.8%	8,657	—

Consolidated	112,439	100.0%	98,688	100.0%	(13,751)	(12.2)%

Preferred Customers By Market

Market	As of October 2, 1999		As of September 30, 2000		Change From Prior Year	Percent Change
United States	24,029	57.6%	41,064	57.7%	17,035	70.9%
Canada	10,568	25.3%	17,873	25.2%	7,305	69.1%
Australia-New Zealand	7,103	17.1%	10,536	14.8%	3,433	48.3%
Hong Kong	—	—	1,656	2.3%	1,656	—

Consolidated	41,700	100.0%	71,129	100.0%	29,429	70.6%

Total Customers By Market

Market	As of October 2, 1999		As of September 30, 2000		Change From Prior Year	Percent Change
United States	80,758	52.4%	88,241	52.0%	7,483	9.3%
Canada	38,148	24.7%	40,237	23.7%	2,089	5.5%
Australia-New Zealand	35,233	22.9%	31,026	18.3%	(4,207)	(11.9)%
Hong Kong	—	—	10,313	6.1%	10,313	—

Consolidated	154,139	100.0%	169,817	100.0%	15,678	10.2%

    Cost of Sales.  Cost of sales increased 28.5% to $8.1 million for the quarter ended September 30, 2000, an increase of $1.8 million from the $6.3 million reported in the comparable quarter in 1999. As a percentage of net sales, cost of sales increased to 28.1% for the quarter ended September 30, 2000 from 19.5% for the comparable quarter in 1999. The increase in cost of sales as a percentage of net sales can be attributed to:

  •
  The value initiative, which reduced prices by an average of 24%,

  •
  The compression of gross margins as a result of the weakening of foreign currencies relative to the U.S. dollar and

  •
  Amortization of product development costs resulting from new products introduced during the second quarter of 2000.

    Associate Incentives.  Associate incentives decreased 21.1% to $11.3 million for the quarter ended September 30, 2000, a decrease of $3.0 million from the $14.3 million reported in the comparable quarter in 1999. As a percentage of net sales, Associate incentives decreased to 39.0% in the third quarter of 2000 from 44.1% for the comparable quarter in 1999. The decrease in Associate incentives as a percentage of net sales can primarily be attributed to the value initiative, which decreased the ratio of sales volume points to the wholesale price on customer product purchases. Associate incentives are paid on the amount of sales volume points generated.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 5.7% to $7.9 million for the quarter ended September 30, 2000, a decrease of $476,000 from the $8.4 million reported for the comparable quarter in 1999. Selling, general and administrative expenses as a percentage of net sales increased to 27.4% in the third quarter of 2000 from 26.0% for the comparable quarter in 1999. The increase in selling, general and administrative expenses relative to net sales is a direct result of the decline in net sales in the third quarter of 2000. The decrease, in absolute terms, in selling, general and administrative expenses can be attributed to:

  •
  Decreased spending on sales related activities,

  •
  A reduction of costs related to closing the United Kingdom operations and

  •
  The translation of expenses in foreign markets at weakened foreign currency rates.

    Research and Development.  Research and development expenses decreased 9.3% to $311,000 for the third quarter of 2000, a decrease of $32,000 from the $343,000 reported for the comparable quarter in 1999. As a percentage of net sales, research and development remained flat at 1.1% for the third quarters of 1999 and 2000. The Company continues to keep abreast of the latest research in nutrition and degenerative diseases and is committed to developing new products, reformulating existing products and maintaining its involvement in numerous clinical studies.

    Net Earnings (Loss).  Net earnings increased to $488,000 for the quarter ended September 30, 2000 from a net loss of $750,000 for the comparable quarter in 1999. The increase in net earnings can be attributed to the impact of the restructuring and impairment charge in the third quarter of 1999. Absent this one-time charge, the third quarter of 2000 would have decreased when compared to the comparable quarter in 1999 as a result of:

  •
  Lower sales,

  •
  Compressed gross margins as a result of weakening foreign currencies and

  •
  Higher interest expense on debt incurred to fund the repurchase of common stock in 1999 and early 2000.

Diluted earnings per share increased $0.11 to $0.05 for the third quarter of 2000 from a negative $0.06 for the comparable quarter in 1999.

Nine Months Ended September 30, 2000 and October 2, 1999

    Net Sales.  Net sales decreased 6.9% to $89.6 million for the nine months ended September 30, 2000, a decrease of $6.6 million from the $96.2 million reported for the comparable period in 1999. With the exception of product sales at the Company's annual international convention in the third quarter of 1999, the reasons for the decrease in net sales are the same as those for the quarter and are discussed on pages 13 and 14 in the quarterly "Results of Operations" section.

    The following tables illustrate the change in sales by market for the nine months ended October 2, 1999 and September 30, 2000:

Sales By Market
(in thousands)

	Nine Months Ended
					Change From Prior Year
Market	October 2, 1999		September 30, 2000			Percent Change
United States	$53,547	55.7%	$49,440	55.2%	$(4,107)	(7.7)%
Canada	22,349	23.2%	21,137	23.6%	(1,212)	(5.4)%
Australia-New Zealand	20,264	21.1%	14,102	15.8%	(6,162)	(30.4)%
Hong Kong	—	—	4,880	5.4%	4,880	—

Consolidated	$96,160	100.0%	$89,559	100.0%	$(6,601)	(6.9)%

    Cost of Sales.  Cost of sales increased 18.9% to $22.6 million for the nine months ended September 30, 2000, an increase of $3.6 million from the $19.0 million reported in the comparable period in 1999. As a percentage of net sales, cost of sales increased to 25.3% for the nine months ended September 30, 2000 from 19.8% for the comparable period in 1999. Reasons for the increase in cost of sales as a percentage of net sales are the same as those for the quarter and are discussed on page 15 in the quarterly "Results of Operations" section.

    Associate Incentives.  Associate incentives decreased 15.6% to $36.0 million for the nine months ended September 30, 2000, a decrease of $6.6 million from the $42.6 million reported in the comparable period in 1999. As a percentage of net sales, Associate incentives decreased to 40.2% for the nine months ended September 30, 2000 from 44.3% for the comparable period in 1999. Reasons for the decrease in Associate incentives as a percentage of net sales are the same as those for the quarter and are discussed on page 15 in the quarterly "Results of Operations" section.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7.3% to $25.1 million for the nine months ended September 30, 2000, an increase of $1.7 million from the $23.4 million reported for the comparable period in 1999. Selling, general and administrative expenses as a percentage of net sales increased to 28.0% for the first nine months of 2000 from 24.3% for the comparable nine months in 1999. The increase in selling, general and administrative expenses can be attributed to:

  •
  Sales and marketing activities to promote and support the value initiative,

  •
  Spending in the Company's newest markets, Hong Kong and Japan,

  •
  Increased spending on activities associated with the annual international convention and

  •
  Researching and exploring new international opportunities.

    The increase in selling, general and administrative expenses was partially offset by the reduction of costs related to the closing of the United Kingdom operations.

    Research and Development.  Research and development expenses increased 7.4% to $1.1 million for the first nine months of 2000, an increase of $76,000 from the $1.0 million reported for the comparable nine months in 1999. As a percentage of net sales, research and development expenses increased to 1.2% in the first nine months of 2000 from 1.1% for the comparable period in 1999.

    Net Earnings.  Net earnings decreased 37.4% to $2.3 million for the nine months ended September 30, 2000, a decrease of $1.3 million from the $3.6 million for the comparable period in 1999. The decrease in net earnings can primarily be attributed to:

  •
  Lower sales,

  •
  Compressed gross margins as a result of weakening foreign currencies,

  •
  Higher selling, general and administrative expenses and

  •
  Higher interest expense on debt incurred to fund the repurchase of common stock in 1999 and early 2000.

    The restructuring and impairment charge in the third quarter of 1999 partially offset the above challenges. Diluted earnings per share decreased $0.05 to $0.23 for the first nine months of 2000 from $0.28 for the comparable period in 1999.

Liquidity and Capital Resources

    The Company has historically financed its growth with cash flows from operations. On September 30, 2000, the Company had net working capital of $1.2 million compared to a working capital deficit of $1.3 million at January 1, 2000. The change in net working capital during the first nine months of 2000 can be attributed to:

  •
  Inventory increasing by $3.0 million,

  •
  Income taxes receivable growing by $2.5 million,

  •
  Cash increasing by $2.6 million,

  •
  An increase in the line of credit and checks written in excess of cash in bank of $6.9 million and

  •
  The elimination of the restructuring provision.

    The Company does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

    The Company invested $3.9 million in the first nine months of 2000 on property and equipment compared to $3.4 million during the comparable nine month period in 1999. As of September 30, 2000, the Company has commitments for two significant capital expenditures. The first is for expanded warehouse space at a cost of approximately $2.5 million and an additional $1.0 to $1.7 million commitment to improve existing technology systems.

    Inventory increased to $12.9 million at September 30, 2000, an increase of $3.0 million from the $9.9 million at January 1, 2000. The increase in inventory can be attributed to:

  •
  Building up reserves for the value initiative, which the Company anticipated would substantially increase unit volume requirements,

  •
  Products needed for the newly opened market in Japan and

  •
  To support the Company's new product lines.

    During 1999, the Company entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million 5-year term loan and a $15 million 3-year revolving line of credit. The credit facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. As of September 30, 2000, the Company was not in compliance with the fixed charge coverage ratio covenant. The Company received a waiver from the financial institution and is in the process of restructuring its existing credit facilities to meet the Company's expected needs. As of September 30, 2000, $8.0 million was outstanding on the 5-year term loan and $7.3 million was outstanding on the line of credit.

    The Company believes that its current cash balance, the available line of credit and cash provided by operations will be sufficient to cover its immediate needs in the ordinary course of business. In the event the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. There can be no assurance that additional financing, if required, would be available on favorable terms. The Company may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, capital acquisitions associated with the growth of the Company and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into such securities could result in immediate and possibly significant dilution to existing shareholders. There are not any known demands, commitments, events, or uncertainties not previously discussed at September 30, 2000 that would adversely affect the Company.

Forward-Looking Statements

    The statements contained in this Report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's most recent Annual Report on Form 10-K, pages 29 through 36. The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development and results of operations of the Company include:

  •
  The Company's dependence upon a network marketing system to distribute its products;
  •
  High turnover of Associates,
  •
  Activities of its independent Associates;
  •
  Rigorous government scrutiny of network marketing practices;
  •
  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry;
  •
  Reliance on key management personnel, including the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, PhD;
  •
  Extensive government regulation of the Company's products and manufacturing;
  •
  Risks related to the Company's expansion into international markets;
  •
  Failure of the Company to sustain or manage growth including the failure to continue to develop new products;
  •
  The possible adverse effects of increased Associate incentives as a percentage of net sales;
  •
  The Company's reliance on information technology;
  •
  The adverse effect of the Company's loss of a high level sponsoring Associate together with a group of leading Associates in that person's downline;
  •
  The loss of product market share or Associates to competitors;
  •
  Potential adverse effect of taxation and transfer pricing regulations;
  •
  The Company's reliance on outside suppliers for raw materials;
  •
  The fluctuation in the value of foreign currencies against the US dollar;
  •
  Intellectual property risks particularly applicable to the Company's business or
  •
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

    A significant portion of the Company's revenue and expenses are recognized outside the United States with primarily all inventory purchases transacted in U.S. dollars from vendors in the United States. The local currency in each subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods. Consequently, the Company's reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.

    The Company cannot estimate the effect exchange rate fluctuations will have on future business given the uncertainties. However, a hypothetical 10 percent change in the average foreign currency exchange rates for the nine months ended September 30, 2000, would not have resulted in a significant change in earnings.

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

    The Company is currently carrying $15.3 million in short and long-term debt. This debt is subject to interest rate risk as the interest rate is computed on a variable basis. The Company does not use derivative instruments to hedge its interest rate risk. If market interest rates were to increase immediately and uniformly by 10 percent from the levels present at September 30, 2000, the effect on earnings would not be a material amount.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.2	Bylaws [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to the Company's Report on Form 10-Q for the period ended July 1, 2000]
4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
10.1	Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank ("Seafirst Bank") and the Company [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]
10.2	Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]
10.3	Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]
10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 27, 1998]
10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to the Company's Report on Form 10-Q for the period ended April 3, 1999]
10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to the Company's Report on Form 10-Q for the period ended April 3, 1999]
10.7	Redemption Agreement dated October 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]
10.8	Term Note dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]
10.9	Revolving Note dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]
10.10	Credit Agreement dated September 20, 1999 [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
27.1	Financial Data Schedule
99.1	Press Release dated September 21, 1999. [Incorporated by reference to the Company's Report on Form 8-K, filed September 24, 1999]
  (b)
  Reports on Form 8-K.

    The Company filed no current reports on Form 8-K during the quarter ended September 30, 2000.

23

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.
Date: November 13, 2000	By:	/s/ GILBERT A. FULLER Gilbert A. Fuller Senior Vice President and Chief Financial Officer

QuickLinks

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per share data)
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Nine Months Ended October 2, 1999 and September 30, 2000 (in thousands) (unaudited)
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except per share data) (unaudited)
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands, except per share data) (unaudited)
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data) (unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES