Form 10-K
period 2000-12-31
USANA HEALTH SCIENCES INC
filed 2001-03-30
CIK 896264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-21116

USANA HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0500306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3838 West Parkway Blvd., Salt Lake City, Utah 84120
(Address of principal executive offices, Zip Code)

(801) 954-7100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, Par Value $0.001 Per Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $10,943,872.

    The number of shares outstanding of the registrant's common stock as of March 20, 2001 was 9,682,637.

    Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 30, 2000

INDEX

PART I

Item 1. Business

General

    USANA Health Sciences, Inc. ("USANA") is a Utah corporation that develops and manufactures high-quality nutritional, personal care and weight management products. We distribute our products through a network marketing system. Independent distributors in USANA's network are referred to as Associates. As of December 30, 2000, we had approximately 93,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom (hereinafter includes The Netherlands). We also offer a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal use and do not desire to resell or distribute products. At December 30, 2000, we had approximately 76,000 Preferred Customers worldwide. USANA defines a "current Associate" and a "current Preferred Customer" as one that has purchased product from USANA at any time during the most recent twelve-month period.

    Founded in 1992 by Myron W. Wentz, Ph.D., USANA is committed to continuous product innovation and sound scientific research. Our three primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensè™. The USANA Nutritionals product line accounted for approximately 69% of net sales in 2000. Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 32% and 13%, respectively, of net sales in 2000. The LEAN Lifelong product line accounted for approximately 12% of net sales in 2000. Sensè is a completely new line of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of skin. Although the Sensè product line wasn't introduced until June 2000, it accounted for approximately 9% of net sales in 2000. High levels of bioavailability, safety and quality characterize all of USANA's products.

    USANA products are distributed through a network marketing system. We believe that network marketing is an effective way to distribute our products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels. Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment. We consider the rewarding compensation program and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

    USANA introduced the Preferred Customer program in 1997 for customers who desire to purchase USANA products for personal use, but do not wish to become Associates. The Preferred Customer program has become an important part of our business. During 2000, Preferred Customer purchases accounted for approximately 17% of net sales.

    The strategic shift in our customer base continued during 2000. In February 2000, USANA introduced a value initiative that decreased prices on our products by an average of approximately 24%. The value initiative reduced the price of our top selling product, the Essentials, by 35% and offers a 10% discount for all customers who are active on the USANA Autoship (standing monthly order) program. These pricing changes were made in an effort to better attract and retain customers.

    North America is the primary market for our products. Sales in the United States and Canada collectively represented approximately 79.3% of net sales in 2000. To manage the combination of low sales and relatively high operating costs in the United Kingdom, we made a decision to service this market at the beginning of the second quarter in 2000 from USANA headquarters in Salt Lake City, Utah. The resale of products exported to the United Kingdom is limited. In September 2000, we began a direct export program for consumers in Japan. Products are exported to Japan on a personal use basis only. Sales to the United Kingdom and Japan, which are shipped directly from USANA headquarters, are included in the total for the United States throughout this report for comparability purposes. Sales in the Australia-New Zealand market represented approximately 15.4% of net sales in 2000. Hong Kong, our first market in Asia, accounted for 5.3% of net sales in 2000.

Financial Information by Business Segment

    USANA is principally engaged in a single line of business: the development, manufacture and distribution of nutritional, personal care and weight management products. Our reportable business segments are distinguished by geography and include the United States (including direct export sales to customers in the United Kingdom, Japan and various Caribbean coutries), Canada, Australia-New Zealand and Hong Kong. Segment information for each of the last three fiscal years is included in Note L of the audited consolidated financial statements included in this report.

Industry Overview

    The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to enhance the body's performance and wellness. The four major product categories within the nutrition industry are:

  •
  Nutritional supplements—which include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived from these substances,

  •
  Natural and organic foods—which includes products such as cereals, milk, non-dairy beverages and frozen entreès,

  •
  Functional foods—any product with added ingredients or fortification specifically for health or performance purposes and

  •
  Cosmeceuticals—which is defined as nutrition combined with skin care.

    In the Annual Industry Overview 2000, the Nutrition Business Journal stated that its research suggests the overall market for nutritional products in the United States is approximately $44.5 billion per year and growing at an estimated 7% to 8% annual rate. USANA believes the international market for nutritional products to be similar in size to the U.S. market and that it has been growing at a comparable rate. Of the approximate $44.5 billion, functional foods make up 36%, nutritional supplements 35%, natural and organic foods 21%, and cosmeceuticals 8%.

    USANA believes that growth in the nutrition industry is driven by several factors including:

  •
  The general public's heightened awareness and understanding of the connection between diet and health,

  •
  The aging population, particularly the baby-boomer generation, which tends to use more nutritional supplementation as it ages,

  •
  The worldwide trend toward preventive health care and

  •
  Product introductions in response to new scientific research.

    Nutritional products are distributed through six major sales channels. Each channel has changed in recent years primarily due to advances in technology and communications resulting in improved product distribution and faster dissemination of information. The major sales channels are as follows:

  •
  Network marketing,

  •
  Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores,

  •
  Natural health food retailers,

  •
  Mail order,

  •
  Practitioners and

  •
  The Internet.

    USANA distributes its nutritional products through the network marketing distribution channel. According to Salomon Smith Barney, the network marketing industry is $81.9 billion worldwide annually. Salomon Smith Barney also reports that the industry has met with several challenges recently, which include, a strengthening of the U.S. dollar, Asian difficulties, intensified competition and a stricter regulating environment resulting in declining sales growth. These recent challenges have also affected our operating results.

    USANA believes that the Internet is well suited for the network marketing industry and that it presents significant opportunity for efficiency gains for the industry. Business conducted via the Internet continues to increase for USANA and we plan to make decisions that will facilitate the growth of our business over the Internet. For example, we provide technical assistance, for a fee, to our Associates so that they can use the Internet in developing their independent business.

Operating Strengths

    USANA's objective is to be a leading developer, manufacturer and distributor of science-based health products. We believe that we will be able to continue to grow and achieve this objective by capitalizing on the following operating strengths:

    Science-based Products.  USANA has developed a line of high-quality health products based upon a combination of published research, in vitro testing, in-house clinical studies and sponsored research. We believe that the identification and delivery of essential vitamins, minerals and other supplements will help individuals achieve and maintain lifelong health.

    Strong Research and Development.  USANA's research and development effort is directed by Dr. Wentz and is supported by a team of 22 scientists and researchers, including five scientists holding Ph.D. degrees. In its research and development laboratory, USANA's scientists and researchers:

  •
  Investigate in vitro activity of new natural extracts,

  •
  Identify and research combinations of nutrients that may be candidates for new products,

  •
  Study the metabolic activity of existing and newly identified nutritional supplements,

  •
  Enhance existing products as new discoveries in nutrition are made and as required to enter international markets and

  •
  Formulate products to meet regulatory requirements of international markets.

    USANA also performs retrospective analyses of anecdotal information provided by consumers of its products. In addition, we continue to perform double-blind, placebo-controlled clinical studies intended to further research the efficacy of our products.

    In-house Manufacturing.  USANA believes that our ability to manufacture a significant portion of our products is a competitive advantage and contributes to our ability to provide high-quality products for several reasons:

  •
  USANA is able to better control the quality of raw materials and the purity and potency of finished products,

  •
  USANA can more reliably monitor the manufacturing process to reduce the risk of product contamination and

  •
  USANA believes it can continually improve the underlying costs associated with manufacturing nutritional supplements.

    Attractive Associate Compensation Plan and Benefits.  USANA is committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute our sales force. We believe the USANA Associate compensation plan is one of the most financially rewarding in the network marketing industry. Associate incentives approximated $47 million and were 38.2% of net sales in 2000. USANA pays Associate incentives on a weekly basis. The USANA compensation plan is a global seamless plan. Associates can recruit and be compensated each week for their business success in any USANA market. USANA sponsors events throughout the year, which offer information about our products and network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and USANA management.

    Experienced Management Team.  USANA's management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, customer network development, information technology, finance, operations and manufacturing. The current executive management team has been in place for several years and has been responsible for strengthening our internal controls, financial condition and infrastructure to support growth and international expansion.

Growth Strategy

    Attract and Retain Associates and Preferred Customers.  As of December 30, 2000, USANA had approximately 93,000 current Associates and 76,000 Preferred Customers, compared to approximately 113,000 current Associates and 46,000 Preferred Customers one year ago. The value initiative introduced in February 2000 has changed the customer base and laid the foundation for future Associate growth. This initiative has given Associates more opportunities to have a successful business with three options in recruiting new customers. A prospective customer can become an Associate, a Preferred Customer, or can simply purchase products at retail from the Associate.

    Enter New Markets.  USANA believes that, in addition to the North American market, significant growth opportunities continue to exist in international markets. In September 2000, USANA began a direct export program for consumers in Japan. Under this program, USANA products are exported to Japan on a personal use basis only, and the resale of products is not allowed. USANA plans on a hard launch (establishing a permanent presence) in the Japanese market in the latter part of 2001. The decision to enter new markets is based on an assessment of several factors, including market size, anticipated demand for USANA products, receptivity to network marketing, ease of entry, including possible regulatory restrictions on our products or marketing system. USANA has begun to register certain products with regulatory and government agencies in order to prepare for further international expansion. USANA will, wherever possible, continue to seamlessly integrate the Associate compensation plan in each market to allow Associates to receive commissions for global product sales on a weekly basis, and not merely local product sales. This seamless downline (sales Associate organization, including the Associate's recruits and their recruits) structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or requalify for higher levels of compensation in newly opened markets. USANA believes this seamless compensation plan significantly enhances our ability to expand internationally and we intend, where permitted, to integrate future markets into the plan.

    Introduce New Products.  USANA uses its research and development capabilities to introduce innovative products and to continuously enhance existing products. During 2000, USANA introduced several new products, including six LEAN Lifelong™ products, and the new personal care line, Sensè™. USANA introduces new products throughout the year, primarily at company-sponsored events.

    Pursue Strategic Acquisitions.  USANA believes that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would expand product lines, enhance manufacturing and technical expertise, allow vertical integration or otherwise complement our business or further our strategic goals.

Products

    USANA's primary product lines consist of USANA® Nutritionals, LEAN Lifelong and Sensè. In each of the last three years, the USANA Nutritionals product line constituted 69% or more of net sales. The principal product lines are briefly described below:

    USANA® Nutritionals.  This product line includes antioxidants, minerals, vitamins and other nutritional supplements. USANA's nutritional supplement products are designed to provide optimal absorption, bioavailability and efficacy. The top-selling products are the USANA® Essentials, which includes Mega Antioxidant and Chelated Mineral, and Proflavanol®, which represented approximately 32% and 13%, respectively, of net sales in 2000. Other products in this line include Body Rox™ (Essentials for Teens), Usanimals™ (Essentials for Kids), Poly C®, Procosamine™, CoQuinone®, Melatonin KL®, BiOmega-3™, Garlic EC™, E-Prime™, Iron 28™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, and St. John's Wort.

    LEAN Lifelong™.  This product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names. Nutrimeal™ and Fibergy® drink mixes, OptOmega®, SoyaMax™, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are now included in this product line. USANA has developed a LEAN Team program to provide a comprehensive approach to weight management, proper diet and nutrition, and healthy living. The program's underlying principles, Lifestyle, Education, Activity and Nutrition, literally spell out the LEAN philosophy. Developed with the assistance of health, nutrition and fitness experts, the USANA LEAN program seeks to use the latest developments in nutritional science, psychology and exercise physiology to promote lifelong health, fitness and wellness.

    Sensè™.  This is a completely new line of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of skin. Products in this line include BeautiNutrients™, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal (Replenishing Crème), Serum Intensive (Skin Revival Complex), Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher and Energizing Shower Gel.

    In addition to these three principal product lines, USANA has developed and makes available to Associates a number of materials to assist them in building their business and selling the products. These resource materials or sales aids, which may be purchased from USANA, include product brochures and business forms designed by USANA and printed by outside publishers. Sales aids for each of the major product lines discussed above are incorporated into their respective product lines. From time to time we also contract with authors and publishers to provide books, tapes and other items dealing with health and personal motivation and make these available to Associates. USANA also writes and develops materials for audio and videotapes, which are produced by third parties. We also require new Associates to purchase a starter kit, containing USANA training materials, that assists the Associates in starting and growing their business. Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs, and other products. Associates do not earn commissions on sales aids, starter kits or logo merchandise.

Research and Development

    USANA is committed to continuous product innovation and improvement through sound scientific research. The mission of the research and development team is to develop, for all age groups, advanced health products that reduce the risk of chronic degenerative disease and promote life-long health. The research efforts of USANA are enhanced using a combination of published research, in vitro testing, in-house clinical studies and sponsored research. USANA periodically consults with a panel of physicians who provide advice on product development. We invested approximately $1.4 million in each of the years 1998, 1999 and 2000, on research and development activities. We intend to continue to use our resources for the research and development of new products and reformulation of existing products.

    USANA maintains a research and development program based upon established scientific research methodologies. These modern research facilities located at our Salt Lake City headquarters are equipped to conduct analytical testing of new raw ingredients, raw material extraction research, in vitro testing, cell culture procedures and human bioavailability studies. Anecdotal information from customers is reviewed and retrospective analyses are performed on this data. In-house clinical studies are conducted on selected existing products for which the retrospective analysis has demonstrated a positive effect, and also on new products to investigate efficacy.

Manufacturing and Quality Assurance

    During 2000, USANA manufactured products that accounted for approximately 68% of net sales at our Salt Lake City, Utah, manufacturing facility. The production process includes the following steps:

  •
  Identifying and evaluating suppliers of raw materials,

  •
  Acquiring premium-quality raw materials,

  •
  Weighing or otherwise measuring the raw materials,

  •
  Mixing raw materials into batches,

  •
  Forming the mixtures into tablets,

  •
  Coating and sorting the tablets, and

  •
  Bottling and labeling the finished products.

    USANA uses automatic and semi-automatic equipment to perform most of these manufacturing processes. USANA conducts sample testing of raw materials and finished products for purity, potency and composition conforming to our strict specifications. Constructed in 1996, USANA's production facility is registered with the Food and Drug Administration ("FDA") and Health Canada and has been inspected by and certified by the Australian Therapeutic Goods Administration ("TGA"). Although USANA need only comply with food-level Good Manufacturing Practice regulations ("GMP's") of the FDA, we believe that we are in compliance with that agency's more demanding drug-level GMP's. The certification by the TGA also applies to that agency's drug-level GMP's.

    USANA also contracts with third-party manufacturers and vendors for the production of some of our products, including most of the products in the Sensè™ and LEAN Lifelong™ product lines and certain of the nutritional products. These third-party vendors and manufacturers produce and, in most cases, package USANA products according to formulations developed by or in conjunction with USANA's product development team.

    USANA conducts quality assurance in our two laboratories located in Salt Lake City, Utah. In the microbiology laboratory, quality assurance personnel test for biological contamination of raw materials and finished goods. In the analytical chemistry laboratory, USANA scientists test for chemical contamination and accurate active ingredient levels of raw materials and finished products and conduct stability tests on finished products. Our scientific staff also performs chemical assays on vitamins and mineral constituents under United States Pharmacopoeia and other validated methods in the analytical chemistry laboratories.

    Most of the raw ingredients used in the manufacture of our products are available from a number of suppliers. USANA has not generally experienced difficulty in obtaining necessary quantities of raw ingredients. When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials when needed and we believe we will be able to do so in the future if the need arises.

    Our manufacturing facility currently produces an average of 30 million tablets a month, using approximately 60% of its manufacturing capacity (assuming two eight-hour shifts per day, five days per week). USANA's packaging equipment fills an average of 413,000 bottles a month, using approximately 50% of its packaging capacity (again assuming two eight-hour shifts per day, five days per week). Currently we are operating two shifts per day in packaging and manufacturing. We expect that growth in new and existing markets will require additional manufacturing, packaging and warehouse capacity. Therefore, during 2000, we began constructing a new warehouse attached to the Salt Lake City location at an approximate cost of $2.5 million. We expect the initial phase of this addition to be completed in the second quarter of 2001.

Distribution and Marketing

    USANA distributes products through a network marketing system. We also sell directly to Preferred Customers. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent Associates who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the Internet have contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. USANA believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through other distribution channels.

    Customers who desire to sell USANA products may become Associates by being sponsored into the program by another Associate and becoming part of the sponsoring Associate's downline. USANA believes many of our Associates are attracted to USANA because of the quality of our products and rewarding compensation plan. New Associates must enter into a written contract, which obligates them to adhere to USANA's Policies and Procedures. Associates are also required to purchase an Associate starter kit that includes a detailed manual of the Policies and Procedures. The cost of this kit to Associates is $49, which approximates our costs of producing and distributing the kit.

    An Associate's business continues until terminated by USANA or voluntarily canceled by the Associate. Initial training of Associates about USANA, its products, the Associate compensation plan, and how to effectively engage in network marketing is provided primarily by an Associate's sponsor and others in their upline (sales Associate organization, including an Associate's sponsor and their sponsors) organization. In addition, USANA develops and sells a variety of training materials and sales aids, as well as a detailed Policies and Procedures manual and description of the Associate compensation plan. USANA also sponsors and conducts regional, national and international Associate events and intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. USANA also restricts advertising and making representations or claims concerning USANA products or the compensation plan.

    The Associate compensation plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training and retaining their downline organizations to maintain sales of USANA products to consumers. USANA believes our Associate compensation plan is distinctive for its equitable Associate payouts, which are designed to create appropriate incentives for sales of USANA products. Each Associate must purchase and sell products in order to earn commissions and bonuses. Associates cannot simply recruit others for the purpose of developing a downline and then earn income passively, depending solely on the efforts of these other Associates.

    Associates can earn compensation in three ways:

  •
  Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices,

  •
  Generating sales volume points in their downlines, and

  •
  Participating in a leadership bonus pool paid to Associates who meet certain performance requirements.

    USANA seamlessly integrates the Associate compensation plan across all markets in which USANA products are sold, allowing Associates to receive commissions for global and not merely local, product sales. This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates may expand their downline organizations into new markets without establishing new downlines or requalifying for higher levels of compensation in the newly opened markets. USANA believes this seamless compensation plan significantly enhances our ability to expand internationally and we intend, where permitted, to continue to integrate new markets into this plan.

    USANA offers a Preferred Customer program designed for consumers who desire to purchase USANA products for their personal use, but who choose not to become Associates. We believe this program gives USANA access to a market that would otherwise be missed by targeting customers who enjoy USANA products, but prefer a mail order type relationship to a sales, distribution or other business relationship with USANA. Preferred Customers may not engage in retail sales of products purchased through the program, although they may enroll as Associates at any time if they desire. Preferred Customers are not eligible to earn commissions unless they become Associates.

    USANA's product return policy allows retail customers to return the unused portion of any product to the Associate and receive a full cash refund. Any Associate who provides a refund to a customer is reimbursed by USANA with product or credit on account upon providing proper documentation and the return of the remaining product.

    Return of unused and resalable products initiated by a customer will be refunded at 100% of the purchase price to the customer, less a 10% restocking fee for up to one year from the date of purchase. Product returned that is unused and resalable within 30 days is refunded without the 10% restocking fee. Product that was damaged during shipment to the customer is also 100% refundable. Product returns valued at $100 or more, other than product that was damaged at the time of receipt by an Associate, may result in termination of the distributorship. Returns as a percentage of net sales were 1.4% in 1998, 1.8% in 1999 and 1.8% in 2000.

    Substantially all of our sales are made to Preferred Customers and through independent Associates. No single Associate accounted for 5% or more of net sales in any of the last three fiscal years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA. USANA employees and affiliates cannot be Associates, although there is no prohibition of their family members from becoming Associates as long as they do not reside in the same household. Associates may sell products only in markets where USANA has approved the sale of its products.

    From time to time Associates fail to adhere to the USANA Policies and Procedures governing the marketing of our products or representations of the compensation plan. We systematically review reports of alleged Associate misbehavior. If we determine that an Associate has violated any of USANA's Policies and Procedures, we may take a number of disciplinary actions. For example, we may terminate the Associate's purchase and distribution rights completely or impose sanctions such as warnings, fines, or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance officer and a commission auditor also routinely review Associate activities. Infractions of the Policies and Procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.

Information Technology

    USANA believes that the ability to efficiently manage distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate records, accurately track purchases and Associate incentive payments, manage accounting, finance and manufacturing operations, and provide customer service and technical support. USANA's information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

    Product Regulation.  Manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of USANA products are subject to regulation by numerous governmental agencies in the United States and other countries. In the United States, the FDA regulates our products under the Food, Drug, and Cosmetic Act ("FD&C") and regulations promulgated under that act. USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency. Advertising of products is subject to regulation by the Federal Trade Commission ("FTC") under the FTC Act. The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which we distribute products.

    The majority of USANA's products are regulated as dietary supplements under the FD&C. Dietary supplements are also regulated under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). We believe DSHEA is favorable to the dietary supplement industry. Some of our drinks, food bar and other products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods. Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date.

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

    The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry were required to comply with these new regulations. USANA updated product labels in 1997 in response to these new regulations. The FDA also announced that it is considering the adoption of new GMP's specific to dietary supplements. These GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP's. USANA believes we currently manufacture our dietary supplement products according to the standards of the FDA's drug-level GMP's. However, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law if these new GMP's are adopted.

    Other products marketed by USANA include cosmetics, over-the-counter ("OTC") drugs, and medical devices. In general, our cosmetic products currently are not subject to pre-market approval by the FDA. However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (e.g., are intended to treat or prevent disease or affect the structure or function of the body), such as our sunscreens and anti-cavity dental treatment gel, are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements for OTC drug products require an approved New Drug Application ("NDA") before marketing. If the agency finds that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product. If the rule becomes final, we will have to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FD&C including GMP's, labeling, and the FD&C's misbranding and adulteration provisions.

    Most of the USANA medical device products, as currently designed and marketed, do not require pre-market approval or clearance by the FDA. The Medical Device Amendments of 1976 to the FD&C established three regulatory classes for medical devices depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness. Generally, Class I devices present the least risk to health and Class III devices present the greatest risk to health and the most complex or novel technologies. Some Class I and most Class II devices currently require pre-market notification and clearance by the FDA before marketing under section 510(k) of the FD&C. Devices for which the FDA has not promulgated a classification regulation also require pre-market notification and clearance. Class III devices require pre-market approval before commercial distribution, because the FDA either has promulgated a regulation requiring a pre-market application for a pre-amendments type of device, or a post-amendments device was not found substantially equivalent to a legally marketed device. USANA's toothbrush and floss are currently regulated as Class I devices and do not require pre-market notification or clearance by the agency. USANA's tongue scraper device is as yet unclassified by the FDA and, therefore, the manufacturer received FDA clearance following pre-market notification under section 510(k) before marketing. Modifications to our devices will require a pre-market notification and clearance under section 510(k) before the changed device can be marketed, if the change or modification could significantly affect safety or effectiveness. All of USANA's devices not purchased from an outside vendor, unless specifically exempted by regulation, are subject to the FD&C's general controls, which include, among other things, registration and listing, adherence to Quality System Regulation requirements for manufacturing, Medical Device Reporting, and the potential for voluntary and mandatory recalls.

    Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, USANA is required to have adequate substantiation for all material advertising claims made for our products.

    In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies. The FTC has issued a guidance document to assist these companies in understanding and complying with the substantiation requirement. We have organized the documentation to support our advertising and promotional practices in compliance with the guidelines.

    The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially. Means available to the FTC include compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect USANA's ability to successfully market its products.

    In markets outside the United States, prior to commencing operations or marketing products, USANA may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. USANA must also comply with local product labeling and packaging regulations that vary from country to country.

    USANA cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition and results of operations.

    Network Marketing Regulation.  Other laws and regulations affecting USANA have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within these sales organizations is based on sales of the enterprise's products, rather than investments in the organizations or other non-retail sales related criteria. Where required by law, USANA obtains regulatory approval of its network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

    USANA occasionally receives requests to supply information regarding its network marketing plan to certain regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that the network marketing program presently is in compliance with laws and regulations relating to network marketing activities. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be in compliance with applicable laws and regulations. Failure by USANA or an Associate to comply with these laws and regulations could have an adverse material effect on USANA in a particular market or in general. Any or all of these factors could adversely affect the way USANA does business and could affect our ability to attract potential Associates or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although USANA has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate USANA in the future.

    USANA cannot predict the nature of any future law, regulation, interpretation or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business in the future. It is possible that future developments may require revisions to our network marketing program. Any or all of these requirements could have a material adverse effect on our business, results of operations and financial condition.

Competition

    The business of developing and distributing nutritional, personal care and weight management products such as those offered by USANA is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for Associates. USANA competes directly with other entities that develop, manufacture, market and distribute products in each of our product lines. USANA competes with these entities by emphasizing the underlying science, value and high quality of products as well as the convenience and financial benefits afforded by the network marketing system. However, many of our competitors are substantially larger than USANA and have greater financial resources and broader name recognition. USANA's markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

    The nutritional supplement market in which USANA's leading products compete is characterized by:

  •
  Large selections of essentially similar products that are difficult to differentiate,

  •
  Retail consumer emphasis on value pricing,

  •
  Constantly changing formulations based on evolving scientific research,

  •
  Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, and

  •
  A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

    Similar factors are also characteristic of products comprising USANA's other product lines. There can be no assurance that USANA will be able to effectively compete in this intensely competitive environment. In addition, nutritional, personal care and weight management products can be purchased in a wide variety of channels of distribution, including retail stores. USANA's product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

    USANA also competes with other network marketing organizations for the time, attention and commitment of new and current Associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates. USANA believes that we offer a rewarding Associate compensation plan and attractive Associate benefits and services. To the extent practicable, our Associate compensation plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements. We pay Associate incentives weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions. There can be no assurance that our programs for recruiting and retaining Associates will be successful. We also compete for the time, attention and commitment of this independent Associate force. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that USANA offers an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

    USANA believes that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product markets include Herbalife International, Inc., Nature's Sunshine Products, Inc., Twinlab Corporation, Weider Nutrition, NBTY and Nu Skin International, Inc . USANA believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with us in certain product lines and for Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

    Product names used in this report are, in certain cases, trademarks and are also the property of USANA.

    Trademarks.  USANA uses registered trademarks in our business, particularly relating to the corporate and product names. We own 12 trademarks registered with the United States Patent and Trademark Office. We also have five pending applications to register trademarks in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We also have filed applications and own trademark registrations, and we intend to register additional trademarks, in foreign countries where USANA products are or may be sold in the future. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

    USANA also claims certain product names, unregistered trademarks and service marks under common law. Common law trademark rights do not provide USANA with the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. USANA believes these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA and the marketing of USANA products. We therefore believe that these proprietary rights have been and will continue to be important in enabling USANA to compete.

    Trade Secrets.  USANA owns certain trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. Certain of our employees involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

    Patents.  USANA does not own any patents but does have three applications for patents pending. USANA does not believe that the lack of patents in any way will adversely affect our ability to compete in the nutritional supplement, personal care or weight management industries.

    USANA intends to protect its legal rights concerning intellectual property by all appropriate legal action. USANA may become involved from time to time in litigation to determine the enforceability, scope and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of USANA's management and technical personnel.

Seasonality

    USANA believes that the impact of seasonality on its results of operations is not material, although historically growth has been slower in the fourth quarter of each year. This could change as new markets are opened and become a more significant part of our business.

Backlog

    USANA typically ships products within 72 hours after the receipt of the order. As of December 30, 2000, there was no significant backlog.

Working Capital Practices

    USANA maintains significant amounts of inventory in stock in order to provide a high level of service to its Associates and Preferred Customers. Substantial inventories are required to serve the needs of USANA's dual role as a manufacturer and a distributor.

Environment

    USANA presently is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations.

Employees

    As of March 20, 2001, we had approximately 445 employees (as measured by full time equivalency), as follows: 362 in the United States, 46 in Australia-New Zealand, 17 in Canada, 18 in Hong Kong and 2 in Japan. Of these employees, 183 are involved in customer service and order entry, 97 in manufacturing and shipping, 143 in selling and administration and 22 in research and development and quality control. None of our employees are represented by a collective bargaining agreement and we have not experienced work stoppages as a result of labor disputes. USANA believes its relationship with its employees is good.

Item 2. Properties

    USANA's corporate headquarters are located in Salt Lake City, Utah in a 104,000 square foot building on approximately one-half of a company-owned 16-acre parcel. Of the 104,000 square feet presently occupied, approximately 28,000 square feet are used for manufacturing, packaging and distribution; 26,000 square feet are devoted to warehouse space; and the remaining 50,000 square feet are occupied by executive and administrative personnel, customer services, research and development, and three laboratories. USANA expects that growth in new and existing markets will require additional manufacturing, packaging and warehouse capacity. During 2000, we began constructing a new warehouse attached to the corporate headquarters location. This new warehouse will add an additional 78,000 square feet at an approximate cost of $2.5 million. The initial phase of the new warehouse should be completed in the second quarter of 2001. We believe that the remaining facilities are suitable and adequate in relation to our needs for the foreseeable future.

    The following table summarizes our facilities as of December 30, 2000. Total monthly lease commitments for the properties under lease average approximately $137,000.

Location	Nature of Use	Square Feet	Held
Salt Lake City, UT USA	Corporate headquarters/manufacturing/warehouse	104,000	Owned
Tooele, UT USA	Call center	11,200	Leased
Ontario, Canada	Warehouse/distribution center/office	18,000	Leased
Sydney, Australia	Central office/call center/warehouse/distribution center	20,000	Leased
Auckland, New Zealand	Warehouse/distribution center/office	4,000	Leased
Causeway Bay, Hong Kong	Central office/call center/distribution center	6,900	Leased
Tokyo, Japan	Central office/call center/warehouse/distribution center	10,000	Leased

    We sold our facility in the United Kingdom during 2000 and we now service this market from our corporate headquarters in the United States.

Item 3. Legal Proceedings

    USANA is party to certain litigation in the United States Federal District Court for the District of Connecticut, which is also affected by two related actions as follows:

    On March 6, 1996, International Nutrition Company ("INC") filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360. The complaint alleges that USANA's Proflavanol® product violates the patent. USANA believes that its manufacture and sale of the Proflavanol product does not infringe any valid claim of the asserted patent.

    On March 21, 1997, the federal judge in the District Court action ordered that it be stayed until another lawsuit in France was resolved. The French lawsuit did not involve USANA, but involved the question of whether INC has any ownership rights in the patent. On March 25, 1997, the French trial court ruled that INC did not own the patent. INC appealed this decision to the Bordeaux Higher Court of Appeals. On May 28, 1998, the French appellate court rendered a decision and held that INC does not now and never has held any ownership rights in the patent. The appellate court also confirmed that Horphag Research Ltd. ("Horphag") is a one-half owner of the patent.

    On March 18, 2000, the United States District Court granted the defendants' Motion for Summary Judgment holding that even if INC had a one-half ownership in the patent, it could not bring suit to enforce the claims without all the co-owners voluntarily joining as plaintiffs. Consequently, because Horphag, a co-owner refused to voluntarily join as a plaintiff the complaint had to be dismissed. In addition, the District Court concluded that comity should be extended to the decision of the Bordeaux Higher Court of Appeals on the issue of ownership of the patent and therefore held that the purported assignment to INC of an interest in the patent was of no effect and that INC did not own an interest in the patent. The District Court also rejected INC's claim of ownership based on an October 1996 "confirmatory assignment" from the inventor. As a result, the District Court dismissed the first count of the complaint. In addition, the District Court dismissed the second count of the complaint because its unfair competition allegations were predicated on INC's ownership of the patent.

    On May 8, 2000, INC filed an appeal of the District Court's decision with the United States Court of Appeals for the Federal Circuit. The parties have fully briefed the appeal. Oral arguments have not yet been scheduled. Due to the early stage of these proceedings, an estimate of the potential loss and an evaluation of the probability of a favorable outcome cannot presently be estimated.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of shareholders during the quarter ended December 30, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

    USANA's common stock trades on the Nasdaq Stock Market under the symbol "USNA." The following table contains the reported high and low sale prices for our common stock as reported on the Nasdaq Stock Market for the periods indicated:

1999	High	Low
First Quarter	$18.00	$5.88
Second Quarter	$11.25	$6.75
Third Quarter	$9.00	$6.25
Fourth Quarter	$8.75	$3.81
2000	High	Low
First Quarter	$8.00	$4.38
Second Quarter	$5.50	$2.38
Third Quarter	$4.31	$2.56
Fourth Quarter	$3.03	$0.88

    On March 20, 2001, the high and low sales prices of our common stock were $2.50 and $2.16, respectively.

Shareholders

    As of March 20, 2001, we had approximately 511 holders of record of the common stock and an estimated 5,000 beneficial owners, including shares of common stock held in street name.

Dividends

    USANA has never declared or paid cash dividends on its common stock. USANA currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on USANA's earnings, capital, financial condition and other factors deemed relevant by the Board of Directors. USANA's credit facility contains restrictions on the ability to declare cash dividends on its capital stock or redeem or retire that stock without the lender's written consent.

Item 6. Selected Financial Data

    The following selected consolidated financial data with respect to USANA's consolidated statements of earnings and consolidated balance sheets for each of the last five fiscal years are derived from USANA's audited consolidated financial statements for the relevant periods. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and the audited consolidated financial statements and related notes thereto included in this report.

	Year Ended(1)
	1996	1997	1998	1999	2000
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales(2)	$57,523	$88,543	$126,291	$134,312	$123,180
Cost of sales(2)	12,643	21,174	30,133	30,099	36,344

Gross profit	44,880	67,369	96,158	104,213	86,836
Operating expenses:
Associate incentives	25,890	39,536	54,408	57,044	47,032
Selling, general and administrative(2)	10,291	16,056	25,163	31,778	32,939
Restructuring and impairment(3)	—	—	—	4,400	—
Research and development	798	1,245	1,362	1,377	1,410

Total operating expenses	36,979	56,837	80,933	94,599	81,381

Earnings from operations	7,901	10,532	15,225	9,614	5,455
Other income (expense), net	247	166	178	(48)	(677)

Earnings before income taxes	8,148	10,698	15,403	9,566	4,778
Income taxes	3,113	4,116	5,906	3,665	1,911

Net earnings	$5,035	$6,582	$9,497	$5,901	$2,867

Earnings per share:
Basic	$0.40	$0.52	$0.73	$0.49	$0.29
Diluted	$0.38	$0.49	$0.68	$0.47	$0.29
Weighted average shares outstanding:
Basic	12,627	12,741	12,937	12,158	9,787
Diluted	13,326	13,319	13,929	12,473	9,890
Dividends per share	—	—	—	—	—
	As of
	Dec. 28, 1996	Dec. 27, 1997	Jan. 2, 1999	Jan. 1, 2000	Dec. 30, 2000
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,130	$2,608	$2,617	$1,411	$2,900
Working capital	458	4,569	7,899	(1,281)	2,308
Current assets	9,040	11,273	16,615	15,048	16,927
Total assets	21,079	26,369	39,426	36,773	35,492
Long-term debt, less current maturities	—	—	—	7,500	8,000
Stockholders' equity	12,368	19,258	30,086	12,919	12,873
Other Data:
Current Associates	59,000	84,000	116,000	113,000	93,000
Preferred Customers	—	9,000	26,000	46,000	76,000

(1)
The 1997, 1999 and 2000 fiscal years were 52-week years. Fiscal year 1998 was a 53-week year. Fiscal year 1996 began on January 1, 1996 and ended on December 28, 1996. Fiscal year 1997 covered the period December 29, 1996 to December 27, 1997 (hereinafter 1997). Fiscal year 1998 covered the period December 28, 1997 to January 2, 1999 (hereinafter 1998). Fiscal year 1999 covered the period January 3, 1999 to January 1, 2000 (hereinafter 1999). Fiscal year 2000 covered the period January 2, 2000 to December 30, 2000 (hereinafter 2000).

(2)
The financial results for the years ended above are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 ("EITF 00-10"). For additional information on EITF 00-10, see page 16 in the "Overview" section and Note A of the audited consolidated financial statements included in this report.

(3)
For information on the restructuring and impairment charge during 1999, see the "Results of Operations" section of Item 7 on page 21 as well as Note G of the audited consolidated financial statements included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

    USANA develops and manufactures high-quality nutritional, personal care and weight management products. USANA distributes its products through a network marketing system. As of December 30, 2000, USANA had approximately 93,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom. Direct export sales to customers in Japan for personal use only were commenced in September 2000.

    The financial results for any quarter and year ended within this report, as reported, are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 ("EITF 00-10"). Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue. The corresponding expenses are reported as cost of sales. Historically, USANA has reported freight income and expense as a net amount within selling, general and administrative expense.

    Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials. USANA also offers a Preferred Customer program specifically designed for customers who desire to purchase products for personal consumption, but who choose not to distribute the products. As of December 30, 2000, USANA had approximately 76,000 Preferred Customers.

    USANA recognizes revenue when products are shipped and title passes to Associates and Preferred Customers. In 2000, sales in the four primary markets, the United States, Canada, Australia-New Zealand, and Hong Kong, were 55.6%, 23.7%, 15.4% and 5.3%, respectively, of net sales. As USANA expands into additional international markets, it expects international operations to account for an increasing percentage of net sales.

    Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of products and sales materials as well as duties and taxes associated with product exports. In 2000, products manufactured by USANA accounted for approximately 68% of net sales. As international sales increase as a percentage of net sales, USANA expects that its overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

    Associate incentives are the most significant expense and represented 38.2% of net sales in 2000. Associate incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points. Most products are assigned a sales volume point value independent of the product's price. Associates earn commissions based on sales volume points generated in their downline. Generally, Associate kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and therefore USANA does not pay commissions on the sale of these items.

    USANA closely monitors the amount of Associate incentives paid as a percentage of net sales and may from time to time adjust its Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings, while continuing to maintain an appropriate incentive for Associates. For example, in the first quarter of 2000, USANA introduced a value initiative that reduced prices across product lines an average of 24% and decreased the ratio of sales volume points to the wholesale price on products purchased. Among other things, this resulted in a reduction in Associate incentives and an increase in cost of sales as a percentage of net sales.

    Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. USANA expects to add human resources and associated infrastructure as operations expand. The President, Chief Executive Officer and Chairman of the Board of Directors of USANA is Myron Wentz Ph.D. Dr. Wentz does not receive a salary and USANA does not anticipate that he will take a salary for the foreseeable future. However, if Dr. Wentz were to take a salary, or if a new President or Chief Executive Officer were retained and paid a customary salary and benefits, selling, general and administrative expenses would increase as a result of the compensation paid. There is significant depreciation and amortization expense as a result of substantial investments in computer and telecommunications equipment and systems to support international expansion. USANA anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the customer base, which includes both Associates and Preferred Customers.

    Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in international markets. USANA capitalizes product development costs after market feasibility is established. These costs are amortized as cost of sales over an average of 12 months, beginning with the month the products become available for sale.

    USANA operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal year 1998 covered the period December 28, 1997 to January 2, 1999 (hereinafter 1998). Fiscal year 1999 covered the period January 3, 1999 to January 1, 2000 (hereinafter 1999). Fiscal year 2000 covered the period January 2, 2000 to December 30, 2000 (hereinafter 2000).

Results Of Operations

    The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:

	Year Ended
	1998	1999	2000
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	23.9	22.4	29.5

Gross profit	76.1	77.6	70.5
Operating Expenses:
Associate incentives	43.1	42.5	38.2
Selling, general and administrative	19.9	23.7	26.8
Restructuring and impairment	—	3.3	—
Research and development	1.1	1.0	1.1

Earnings from operations	12.0	7.1	4.4
Other income (expense), net	0.2	—	(0.5)

Earnings before income taxes	12.2	7.1	3.9
Income taxes	4.7	2.7	1.6

Net earnings	7.5%	4.4%	2.3%

Years Ended December 30, 2000 and January 1, 2000

    Net Sales.  Net sales decreased 8.3% to $123.2 million in 2000, a decrease of $11.1 million from $134.3 million in 1999. The decrease in net sales is a result of:

  •
  The value initiative, introduced in February 2000, which reduced prices by an average of 24%,

  •
  An overall 18% decline in the Associate base,

  •
  Weaker foreign currencies, relative to the U.S. dollar, which negatively affected the translation of sales in foreign markets and

  •
  The negative impact of the introduction of a Goods and Service Tax in Australia.

    The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers. The Preferred Customer base increased 65% from the 1999 levels. During 2000, USANA also had sales of approximately $600,000 to Japan that were not present in 1999.

    The following tables illustrate the growth (decline) in net sales and customers by market for the years ended January 1, 2000 and December 30, 2000:

Sales By Market
(in thousands)

	Year Ended
Market	1999		2000		Change from Prior Year	Percent Change
United States	$73,231	54.5%	$68,526	55.6%	$(4,705)	(6.4%)
Canada	30,910	23.0%	29,204	23.7%	(1,706)	(5.5%)
Australia-New Zealand	27,230	20.3%	18,979	15.4%	(8,251)	(30.3%)
Hong Kong	2,941	2.2%	6,471	5.3%	3,530	120.0%

Consolidated	$134,312	100.0%	$123,180	100.0%	$(11,132)	(8.3%)

Current Associates By Market

Market	As of January 1, 2000		As of December 30, 2000		Change from Prior Year	Percent Change
United States	54,000	47.8%	45,000	48.4%	(9,000)	(16.7%)
Canada	26,000	23.0%	21,000	22.6%	(5,000)	(19.2%)
Australia-New Zealand	27,000	23.9%	19,000	20.4%	(8,000)	(29.6%)
Hong Kong	6,000	5.3%	8,000	8.6%	2,000	33.3%

Consolidated	113,000	100.0%	93,000	100.0%	(20,000)	(17.7%)

Preferred Customers By Market

Market	As of January 1, 2000		As of December 30, 2000		Change from Prior Year	Percent Change
United States	26,000	56.5%	44,000	57.9%	18,000	69.2%
Canada	11,000	23.9%	19,000	25.0%	8,000	72.7%
Australia-New Zealand	8,000	17.4%	11,000	14.5%	3,000	37.5%
Hong Kong	1,000	2.2%	2,000	2.6%	1,000	100.0%

Consolidated	46,000	100.0%	76,000	100.0%	30,000	65.2%

Total Customers By Market

Market	As of January 1, 2000		As of December 30, 2000		Change from Prior Year	Percent Change
United States	80,000	50.3%	89,000	52.7%	9,000	11.3%
Canada	37,000	23.3%	40,000	23.7%	3,000	8.1%
Australia-New Zealand	35,000	22.0%	30,000	17.7%	(5,000)	(14.3%)
Hong Kong	7,000	4.4%	10,000	5.9%	3,000	42.9%

Consolidated	159,000	100.0%	169,000	100.0%	10,000	6.3%

    Gross Profit.  Gross profit decreased to 70.5% of net sales in 2000 from 77.6% in 1999. The decrease in gross profit as a percentage of net sales can be attributed to:

  •
  The value initiative, which reduced prices by an average of 24%,

  •
  Inefficiencies in shipping approximately 25% more product as a result of the value initiative,

  •
  The compressions of gross margins as a result of the weakening of foreign currencies relative to the U.S. dollar,

  •
  The operating of production at less than capacity near the end of 2000 to reduce inventory levels, which resulted in overhead and direct labor costs flowing directly through cost of sales instead of being capitalized as a component of inventory and

  •
  Product development costs resulting from new products introduced during 2000.

    USANA believes that gross profit for 2001 will be similar to results reported for 2000 as a percentage of net sales.

    Associate Incentives.  Associate incentives decreased to 38.2% of net sales in 2000 from 42.5% in 1999. The decrease in Associate incentives relative to net sales can be primarily attributed to the value initiative, which decreased the ratio of sales volume points to the wholesale price on customer product purchases. Associate incentives are paid on the amount of sales volume points generated. USANA believes Associate incentives as a percent of net sales in the foreseeable future will continue to be similar to results reported for 2000.

    Selling, general and administrative.  Selling, general and administrative expenses increased to 26.8% of net sales from 23.7% in 1999. The increase in selling, general and administrative expenses can be attributed to:

  •
  Sales and marketing activities to promote and support the value initiative,

  •
  Inefficiencies in customer service expenses dealing with customer issues from a larger and changing customer base as a result of the value initiative,

  •
  Spending in USANA's newest market, Japan, and in potential future markets and

  •
  Increased spending on activities related to our 2000 Annual International Convention.

    USANA has taken measures to reduce selling, general and administrative expenses for 2001. However, these expenses will continue to be pressured by the cost of the hard launch in Japan scheduled for late 2001 and as a result of costs to pursue new international opportunities.

    Restructuring.  USANA recorded a restructuring charge and reserve totaling $2.7 million ($1.7 million after tax) in the third quarter of 1999. The restructuring charge included the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom and reduction of staff outside of the United Kingdom. USANA did not have a similar charge in 2000 and does not expect one in the foreseeable future.

    Impairment.  In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we wrote off the remaining book value of our former custom network marketing system totaling $1.7 million ($1.0 million after tax) in the third quarter of 1999. This charge was the result of USANA's decision to move to a new custom network marketing system. This was a one-time charge in 1999 and did not affect 2000 results.

    Interest Expense.  Interest expense increased substantially to 1.0% of net sales from 0.2% in 1999 as a result of the debt incurred during 1999 and early 2000. The debt was incurred as a result of the repurchase of 2.95 million shares of USANA's common stock from Gull Holdings, Ltd., USANA's largest shareholder, and open-market purchases of approximately 531,000 shares under a share repurchase program.

    Net Earnings.  Net earnings decreased to 2.3% of net sales in 2000 from 4.4% in 1999. The decrease in net earnings can primarily be attributed to:

  •
  Lower than expected sales,

  •
  Substantially higher selling, general and administrative expenses and

  •
  Higher interest expense on debt incurred to fund the repurchase of common stock in 1999 and early 2000.

    Diluted earnings per share were $0.29 for 2000, a decrease of $0.18 from $0.47 in 1999.

Years Ended January 1, 2000 and January 2, 1999

    Net Sales.  Net sales increased 6.4% to $134.3 million in 1999, an increase of $8.0 million from $126.3 million in 1998. The increase in net sales is primarily a result of introducing two new markets—the United Kingdom in December 1998 and Hong Kong in November 1999. Sales growth can also be attributed to a 77% increase in the Preferred Customer base. As of January 1, 2000, USANA had approximately 46,000 Preferred Customers compared to approximately 26,000 Preferred Customers at January 2, 1999. Approximately 90% of the increase in Preferred Customers took place in the North American and Australia-New Zealand markets. As of January 1, 2000, USANA had approximately 113,000 current Associates compared to 116,000 current Associates at January 2, 1999.

    The following tables illustrate the growth (decline) in sales and customers by market for the years ended January 2, 1999 and January 1, 2000:

	Sales By Market (in thousands) Year Ended
					Change from Prior Year	Percent Change
Market	1998		1999
United States	$73,017	57.8%	$73,231	54.5%	$214	0.3%
Canada	34,047	27.0%	30,910	23.0%	(3,137)	(9.2%)
Australia-New Zealand	19,227	15.2%	27,230	20.3%	8,003	41.6%
Hong Kong	—	0.0%	2,941	2.2%	2,941	—

Consolidated	$126,291	100.0%	$134,312	100.0%	$8,021	6.4%

Current Associates By Market

Market	As of January 2, 1999		As of January 1, 2000		Change from Prior Year	Percent Change
United States	60,000	51.7%	54,000	47.8%	(6,000)	(10.0%)
Canada	32,000	27.6%	26,000	23.0%	(6,000)	(18.8%)
Australia-New Zealand	24,000	20.7%	27,000	23.9%	3,000	12.5%
Hong Kong	—	—	6,000	5.3%	6,000	—

Consolidated	116,000	100.0%	113,000	100.0%	(3,000)	(2.6%)

Preferred Customers By Market

Market	As of January 2, 1999		As of January 1, 2000		Change from Prior Year	Percent Change
United States	16,000	61.5%	26,000	56.5%	10,000	62.5%
Canada	8,000	30.8%	11,000	23.9%	3,000	37.5%
Australia-New Zealand	2,000	7.7%	8,000	17.4%	6,000	300.0%
Hong Kong	—	—	1,000	2.2%	1,000	—

Consolidated	26,000	100.0%	46,000	100.0%	20,000	76.9%

Total Customers By Market

Market	As of January 2, 1999		As of January 1, 2000		Change from Prior Year	Percent Change
United States	76,000	53.5%	80,000	50.3%	4,000	5.3%
Canada	40,000	28.2%	37,000	23.3%	(3,000)	(7.5%)
Australia-New Zealand	26,000	18.3%	35,000	22.0%	9,000	(34.6%)
Hong Kong	—	—	7,000	4.4%	7,000	—

Consolidated	142,000	100.0%	159,000	100.0%	17,000	12.0%

    Gross Profit.  Gross profit increased to 77.6% of net sales in 1999 from 76.1% in 1998. The increase in gross profit as a percentage of net sales can be attributed to:

  •
  A change in sales mix to fewer Associate kits, sales aids and logo merchandise, which are sold at a reduced gross profit margin compared to other USANA products, and

  •
  Increased production and procurement efficiencies.

    Associate Incentives.  As a percentage of net sales, Associate incentives decreased to 42.5% in 1999 from 43.1% in 1998. The decrease in Associate incentives relative to net sales can be attributed to:

  •
  Continued efforts at managing product pricing, which has created a spread between the wholesale price of the products and the related sales volume points,

  •
  The introduction of the new level in the Associate compensation plan in early 1999, and

  •
  Inefficiencies in the Associate network in the United Kingdom and Hong Kong.

    The new level, or position, in the Associate compensation plan represents the earliest level in the network marketing system eligible to receive incentives. USANA believes this new level will assist in Associate retention efforts by paying these Associates earlier on reduced downline requirements; however, this level pays at a lower rate than other levels in the network marketing system.

    Selling, general and administrative.  As a percentage of net sales, selling, general and administrative expenses increased to 23.7% in 1999 from 19.9% in 1998. The increase in selling, general and administrative expenses can be attributed to:

  •
  Higher relative costs associated with operations in the United Kingdom,

  •
  Increased spending on sales and marketing efforts,

  •
  Increased costs including, but not limited to, employee compensation as a result of building infrastructure to meet strategic objectives, and

  •
  Increased depreciation and amortization expense as a result of substantial investments in current and prior periods in computer and telecommunications equipment to support growth and international expansion.

    Restructuring.  USANA recorded a restructuring charge and reserve totaling $2.7 million ($1.7 million after tax) in the third quarter of 1999. The restructuring charge includes the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom and reduction of staff outside of the United Kingdom.

    Impairment.  In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we wrote off the remaining book value of our former custom network marketing system totaling $1.7 million

($1.0 million after tax) in the third quarter of 1999. This charge was the result of the decision to move to a new custom network marketing system.

    Net Earnings.  Net earnings decreased to 4.4% of net sales in 1999 from 7.5% in 1998. The $4.4 million restructuring and impairment charge ($2.7 million after tax) was the primary contributor to the substantial decrease in net earnings in 1999 when compared to 1998. Additionally, the substantial increase in selling, general and administrative contributed to decreased net earnings in 1999. Diluted earnings per share were $0.47 for 1999, a decrease of $0.21 from $0.68 in 1998.

Quarterly Financial Information

    The table below sets forth unaudited quarterly operating results for each of the last eight fiscal quarters as well as certain of the data expressed as a percentage of net sales for the periods indicated. This information has been prepared by USANA on a basis consistent with the consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data. USANA's quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this report.

	Quarter Ended
	April 3, 1999	July 3, 1999	Oct. 2 1999	Jan. 1, 2000	April 1, 2000	July 1, 2000	Sept. 30 2000	Dec. 30, 2000
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$32,579	$33,729	$33,581	$34,423	$31,672	$31,437	$30,362	$29,709
Cost of sales	7,421	7,524	7,600	7,554	7,667	9,659	9,251	9,767

Gross profit	25,158	26,205	25,981	26,869	24,005	21,778	21,111	19,942
Operating Expenses:
Associate incentives	13,909	14,437	14,286	14,412	12,763	11,947	11,275	11,047
Selling, general and administrative	7,462	7,808	8,343	8,165	8,317	8,521	8,247	7,854
Restructuring and impairment	—	—	4,400	—	—	—	—	—
Research and development	356	329	343	349	429	364	311	306

Total operating expenses	21,727	22,574	27,372	22,926	21,509	20,832	19,833	19,207

Earnings (loss) from operations	3,431	3,631	(1,391)	3,943	2,496	946	1,278	735
Other income (expense), net	34	(10)	197	(269)	(225)	(253)	(465)	266

Earnings (loss) before income taxes	3,465	3,621	(1,194)	3,674	2,271	693	813	1,001
Income taxes	1,337	1,377	(444)	1,395	909	277	325	400

Net earnings (loss)	$2,128	$2,244	$(750)	$2,279	$1,362	$416	$488	$601

Earnings (loss) per share:
Basic	0.16	0.17	(0.06)	0.22	0.14	0.04	0.05	0.06
Diluted	0.16	0.17	(0.06)	0.22	0.13	0.04	0.05	0.06
Weighted average shares outstanding:
Basic	13,050	12,946	12,473	10,164	10,048	9,733	9,683	9,683
Diluted	13,557	13,252	12,473	10,368	10,212	9,847	9,771	9,731
Consolidated Statements of earnings a percentage of Net Sales:
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	22.8	22.3	22.6	21.9	24.2	30.7	30.5	32.9

Gross profit	77.2	77.7	77.4	78.1	75.8	69.3	69.5	67.1
Operating Expenses:								—
Associate Incentives	42.7	42.8	42.5	41.9	40.3	38.0	37.1	37.2
Selling, general and administrative	22.9	23.1	24.8	23.7	26.3	27.1	27.2	26.4
Restructuring and impairment	—	—	13.1	—	—	—	—	—
Research and development	1.1	1.0	1.0	1.0	1.4	1.2	1.0	1.0

Total operating expenses	66.7	66.9	81.5	66.6	67.9	66.3	65.3	64.7

Earnings (loss) from operations	10.5	10.8	(4.1)	11.5	7.9	3.0	4.2	2.5
Other income (expense), net	0.1	(0.0)	0.6	(0.8)	(0.7)	(0.8)	(1.5)	0.9

Earnings (loss) before income taxes	10.6	10.7	(3.6)	10.7	7.2	2.2	2.7	3.4
Income taxes	4.1	4.1	(1.3)	4.1	2.9	0.9	1.1	1.3

Net earnings (loss)	6.5%	6.7%	(2.2%)	6.6%	4.3%	1.3%	1.6%	2.0%

USANA may experience variations on a quarterly basis in its results of operations, in response to, among other things:

  •
  The timing of company-sponsored Associate events,

  •
  New product introductions,

  •
  The opening of new markets,

  •
  The timing of holidays, especially in the fourth quarter, which may reduce the amount of time Associates spend selling products or recruiting new Associates,

  •
  The adverse effect of Associates' or USANA's failure, or allegations of their failure, to comply with applicable governmental regulations,

  •
  The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products,

  •
  The operation of the network marketing system,

  •
  Fluctuations in currency exchange rates,

  •
  The recruiting and retention of Associates,

  •
  The integration and operation of new information technology systems,

  •
  USANA's inability to introduce new products or the introduction of new products by competitors,

  •
  Availability of raw materials,

  •
  General conditions in the nutritional supplement, personal care and weight management industries or the network marketing industry and

  •
  Consumer perceptions of USANA's products and operations.

    Because USANA's products are ingested by consumers or applied to their bodies, USANA is highly dependent upon consumers' perception of the safety, quality and efficacy of its products. As a result, substantial negative publicity, whether founded or unfounded, concerning one or more of USANA's products or other products similar to USANA's products could adversely affect our business, financial condition and results of operations.

    As a result of these and other factors USANA's quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that USANA will be able to increase its revenues in future periods or be able to sustain its level of revenue or its rate of revenue growth on a quarterly or annual basis. Furthermore, no assurances can be given that revenue growth rate in new markets where operations have not commenced will follow this pattern. Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors. If that occurred, the market price of our common stock would likely be materially adversely affected.

Liquidity and Capital Resources

    USANA has historically financed growth primarily with cash flows from operations. In 2000, USANA generated net cash from operations of $4.1 million compared to $15.0 million in 1999. USANA had to use proceeds from the sale of property and equipment as well as funds from its line of credit to meet liquidity and capital resource needs during 2000. Cash and cash equivalents increased to $2.9 million at December 30, 2000 from $1.4 million at January 1, 2000. Checks written in excess of cash in bank (which is included in the line of credit balance) totaled $2.0 million at December 30, 2000.

    On December 30, 2000, USANA had net working capital of $2.3 million compared to working capital deficit of $1.3 million at January 1, 2000. The improvement in net working capital was primarily the result of a reduction in the current maturities of long-term debt and a reduction in the restructuring provision.

    USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

    USANA invested $5.3 million in property and equipment in 2000 compared to $4.9 million in 1999. Inventory increased to $10.9 million at December 30, 2000 compared to $9.9 million at January 1, 2000. As of December 30, 2000, USANA had commitments for two significant capital expenditures. The first is for expanded warehouse space at an approximate cost of $2.5 million of which $300,000 was paid during 2000. The second commitment is for improving existing technology systems at an approximate cost of $3.0 million of which $2.0 million was paid during 2000.

    During 1999, USANA entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million five-year term loan and a $15 million three-year revolving line of credit. At December 30, 2000, USANA had $7.8 million available under the line of credit, which expires September 1, 2002. The interest rate is computed at the bank's prime rate or the London Interbank Offered Rate (LIBOR) base rate adjusted by features specified in the credit facilities. USANA may choose to borrow at the bank's publicly announced Reference Rate plus a margin per annum as specified in the credit facilities or, at the option of USANA, loans within the approved commitment may be available in minimum amounts of $100,000 or more for specific periods ranging from one to six months, at LIBOR plus a margin as specified in the credit facilities. At December 30, 2000, the interest rate in effect for the credit facilities was 8.579%. Real estate, receivables, inventories and equipment secure the credit facilities. The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios. As of December 30, 2000, USANA was not in compliance with the fixed charge coverage ratio covenant. The bank waived this covenant for the third and fourth quarters of 2000. As of December 30, 2000, $8.0 million was outstanding on the five-year term loan and $7.2 million was outstanding on the line of credit.

    The credit facilities were amended in March 2001. The amended credit facilities reduced the revolving line of credit to $12.5 million and does not require USANA to make quarterly principal payments on the term loan for the next five quarters. This amendment effectively reduced the amount available under the line of credit to $5.3 million at December 30, 2000.

    USANA believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the foreseeable future. If USANA experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. USANA may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, finance capital acquisitions associated with the growth of USANA and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Inflation

    USANA does not believe that inflation has had a material impact on its historical operations or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We conduct our business in several countries and intend to continue to expand our foreign operations. Net sales, earnings from operations and net earnings are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, USANA's operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

    Foreign Currency Risks.  USANA conducts business in several countries and intends to continue to expand its foreign operations. Sales outside the United States represented 42.2%, 45.5% and 44.4% of net sales in 1998, 1999, and 2000, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods. Consequently, USANA's reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

    USANA seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use such derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on USANA's operating results. As of December 30, 2000, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound and Euro, to which, in aggregate, USANA had significant exposure. In future years, when USANA has foreign currency exchange contracts in place at year end, we will present the required information in tabular form.

    As a last recourse for hedging currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates. However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with its foreign currency transactions.

    Interest Rate Risks.  USANA currently carries $8.0 million in long-term debt at an effective interest rate of 8.579%. This long-term debt matures at the rate of $2.0 million in 2002, $3.4 million in 2003 and $2.6 million in 2004. USANA also had a revolving line of credit with $7.2 million outstanding at December 30, 2000 with a weighted average interest rate of 8.603%. The interest rate is computed at the bank's Prime Rate or LIBOR adjusted by features specified in USANA's loan agreements, with fixed rate term options of up to six months. A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $95,000, which would translate to $0.01 per diluted share.

Forward-Looking Statements and Certain Risks

    The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

    As a network marketing company, we do not have direct control over the marketing of our products and the failure to attract and maintain a sufficient number of Associates could adversely affect our business. We rely on non-employee, independent Associates to purchase, market and sell our products. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically work at the distribution of the products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and provide motivational support to our Associates. We undertake no effort to provide individual training to Associates. Associates may voluntarily terminate their agreements with us at any time. There is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. Our net sales are directly dependent upon the efforts of these non-employee, independent Associates and future growth in sales volume will depend in large part upon our success in increasing the number of new Associates and improving productivity of the Associates. Consequently, the loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new Associates and other related expenses may adversely affect our business, financial condition and results of operations. Moreover, the ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

  •
  General business and economic conditions,

  •
  Public perceptions about network marketing programs,

  •
  High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens, and

  •
  Public perceptions about the value and efficacy of nutritional, personal care or weight management products generally.

    There can be no assurance that we will be able to continue to attract and retain Associates in numbers sufficient to sustain future growth or to maintain present growth levels, which could have a material adverse effect on our business, financial condition and results of operations.

    We do not directly control the independent acts of Associates and the violation of applicable laws in the sale of our products or the promotion of our compensation plan could adversely affect our business. Associates are required to sign and adhere to our Associate Application and Agreement, which obligates them to abide by USANA Policies and Procedures. Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters. Such violations may result in legal action by regulatory agencies. Future legal actions against Associates or others associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our compensation plan are observed. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.

    Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to market some of our products in certain markets. Network marketing systems such as ours are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. In the United States, these laws and regulations include the federal and state securities laws, the regulation of the offer and sale of franchises and business opportunities, regulations and statutes administered by the FTC and various state anti-pyramid and business opportunity laws that target direct selling businesses that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods or do not involve legitimate products. Similar laws govern our activities in foreign countries where it presently has operations or may have operations in the future. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition and results of operations. Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries.

    Our business is subject to the effects of adverse publicity and negative public perception. Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition or our business generally. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations of, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition and results of operations.

    The loss of key management personnel would adversely affect our business.  We depend on the services of our founder, Dr. Wentz, who serves as our President, Chief Executive Officer and Chairman

of the Board. We also rely on our other executive officers. Dr. Wentz is a highly visible spokesman for our products and our business, and we believe our success depends in large part on the continued visibility and reputation of Dr. Wentz, which helps distinguish us from our competitors. Dr. Wentz is not a permanent resident of the United States and will likely spend no more than four months per year in the United States, however he devotes a majority of his time to our business and travels outside the United States to direct and promote our international expansion. The loss or limitation of Dr. Wentz's services as the lead spokesman for our business or our products, as a key developer of those products or as one of our executive officers could have a material adverse effect upon our business, financial condition and results of operations.

    Our executive officers other than Dr. Wentz are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers and to continue to attract additional qualified individuals to our management team. We do not maintain a key man life insurance policy on Dr. Wentz or any of our other officers, nor do we have an employment agreement with any of our officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

    The ownership of a significant amount of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues. Gull Holdings, Ltd., which is solely owned and controlled by Dr. Wentz, owned approximately 48% of our outstanding common stock at December 30, 2000. By virtue of this stock ownership, Gull Holdings, Ltd. may be able to exert significant influence over the election of the members of our Board of Directors and to exert significant influence over our affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders. In addition, Dr. Wentz and his son David Wentz currently serve on the Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to these directors or that conflicts will be resolved in a manner favorable to us.

    There is no assurance of future industry growth. There can be no assurance that the nutritional supplement market is as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form 10-K, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer references and other factors that are beyond our control. Recently, various publicly traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements. There can be no assurance that an adverse change in size or growth rate of this market will not have a material adverse effect on our business, financial condition or results of operations.

    Our products and manufacturing activities are subject to extensive government regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. Details of these regulations are contained in "Business—Regulatory Matters."

    Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. In addition, if the FTC has reason to believe the law is being violated (e.g., we do not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect our ability to successfully market our products.

    In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country's ministry of health or comparable agency. For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia's TGA. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. These activities are also subject to regulation by various agencies or the countries in which our products are sold.

    We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on us.

    Our business expansion into foreign markets is subject to risks. We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998 and in Hong Kong in November 1999. In 2000 we began limited business activity in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity such as USANA, or to make it more difficult for us to recruit qualified Associates. There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system such as ours. We believe our future success will depend in part on our ability to seamlessly integrate our Associate compensation plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

    The increase in Associate incentives expense reduces profitability. Since inception, we generally have experienced increases, as a percentage of net sales, in the amount of incentives, including commissions and leadership bonuses, paid to our Associates. From time to time we have changed our Associate compensation plan to better manage these incentives. For example, during the third quarter of 1997, we introduced a broad repricing strategy across our product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product. At the same time, we changed our leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points. In February 2000, we introduced a broad repricing initiative reducing the average price of our products by approximately 24%. This initiative actually decreased the amount of incentives as a percentage of net sales. Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to the Associate compensation plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates.

    We rely on and are subject to risks associated with our reliance upon information technology systems. Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations. We recognize the need to regularly upgrade our management information systems to most effectively manage our operations and Associate database.

    The loss of a significant Associate or downline organization could adversely affect our business. We rely on the successful efforts of certain Associates. Our Associate compensation plan is designed to permit Associates to sponsor new Associates, creating multiple "business centers," or levels in the marketing structure. Sponsored Associates are referred to as "downline" Associates within the sponsoring Associate's "downline network." If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor's downline network. As a result of this network marketing system, Associates develop business relationships with other Associates. We believe our revenue is generated by thousands of Associates. However, the loss of a high-level sponsoring Associate, together with a group of leading Associates in that person's downline, or the loss of a significant number of Associates for any reason, would have a material adverse effect on our business, financial condition and results of operations.

    Our business is subject to the risks associated with intense competition from larger, wealthier and more established competitors. We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products as described in greater detail in "Business—Competition." Numerous manufacturers, distributors and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition, personal care and weight management products can be purchased in a wide variety of channels of distribution including retail stores. Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other companies.

    We are also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and existing Associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates. There can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for

Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

    Our foreign expansion subjects our business to the increased expense and risks associated with foreign duties and import restrictions. At present, most of our products are manufactured in the United States and are exported to the countries in which they ultimately are sold. The countries in which we operate may impose various legal restrictions on imports. In most cases, permits or licenses are required to import particular types of goods, including products of the type we manufacture and sell. Duties of varying amounts are imposed based on the values or quantities of the goods imported. In certain countries and jurisdictions, nutritional and other products are subject to significant import duties. Certain products that we export from the United States, notably products in the personal care line are subject to foreign health and safety regulations. Certain nutritional products may also be subject to governmental regulations regarding food and drugs, which regulations may limit our ability to sell some of our products in some countries and jurisdictions. To date, we have not experienced any difficulty in obtaining or maintaining import licenses, but there can be no assurance that we will be able to maintain these licenses or obtain the necessary licenses to enter new markets. In addition, new regulations may be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on our business, financial condition and results of operations. Duties on imports could be changed in a manner that would be materially adverse to our sales and our competitive position compared to locally produced goods. In addition, import restrictions in certain countries and jurisdictions may prevent the importation of U.S.-manufactured products altogether.

    Taxation and transfer pricing considerations affect our foreign operations. Our principal domicile is the United States. Sales in the United States, Canada, Australia-New Zealand and Hong Kong represented 55.6%, 23.7%, 15.4% and 5.3% of total sales in fiscal year 2000, respectively. We are subject to income taxes at an effective rate of 38%, 45%, 33%, 34% and 16% in the United States, Canada, New Zealand, Australia and Hong Kong, respectively. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes actually paid abroad. As our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations such as the payment of Associate incentives. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

    Exchange rate fluctuations affect foreign operations. Over the past several years, an increasing amount of our net sales have been generated outside the United States. We intend to continue to expand our foreign operations, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where we have operations. Since a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which foreign competitors and we sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. sales and selling, general and administrative expenses be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our foreign subsidiaries are transacted in U.S. dollars. As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future business, product pricing, results of operations or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. We enter into forward foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers. We generally do not use derivative instruments to manage currency fluctuations. There can be no assurance that hedging transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations. Those adverse effects would also adversely affect our business, financial condition and results of operations.

    The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition and results of operations. We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Normally, materials used in manufacturing our products are purchased on account or by purchase order. We have very few long-term agreements for the supply of these materials. There is a risk that any of our suppliers or manufacturers could discontinue selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. In certain situations we may be required to alter our products or to substitute different products from another source. In addition, we rely on third-party manufacturers for several of our products, including our food bars and drink mixes. We have in the past discontinued or temporarily stopped sales of certain products manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we does not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees and natural disasters or other catastrophic events.

    Nutritional supplement products may be supported by only limited availability of conclusive clinical studies. Our products include nutritional supplements that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption. Some of our products contain innovative ingredients or combinations of ingredients. Although we believe all of our products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies. Furthermore, because we are highly dependent on consumers' perception of the efficacy, safety and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event those products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of our products or a competitor's similar products.

    As a manufacturer we may be subject to product liability claims. As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, we have not been party to any product liability litigation, although certain individuals have asserted that they have suffered adverse consequences as a result of using our nutritional products. These matters historically have been settled to our satisfaction and have not resulted in material payments. We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance which we believes to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

    Our business is subject to particular intellectual property risks. We do not own any patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer and more effective formulations of our nutritional or other products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products by relying on trade secret laws, although we have not to date entered into confidentiality agreements with certain of our employees involved in research and development activities. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada and many of the other countries in which we are either presently operating or plan to commence operations in the near future. Our research and development efforts have and may at some future time result in patentable products; however, no assurance can be given that patents would be obtained. Notwithstanding our efforts as described above, there can be no assurance that such efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results. There can be no assurance, however, that third-party claims will not in the future adversely affect our business, financial condition and results of operations.

    Our manufacturing activity is subject to certain risks. Our results of operations are dependent upon the continued operation of our manufacturing facility in Salt Lake City, Utah. The operation of a nutritional supplement manufacturing facility involves many risks, including power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures and could have a material adverse effect on our business, financial condition and results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on our business, financial condition and results of operations.

    Our stock price has been volatile and subject to various market conditions. There can be no assurance that an active market in our stock will be sustained. The trading price of the common stock has been subject to wide fluctuations. The price of the common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional, supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

Item 8. Financial Statements and Supplementary Data

    The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

    Incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

    Incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form:

  1.
  Financial Statements

    Quarterly Financial Data (unaudited) (included in the Notes to the Consolidated Financial Statements)

  2.
  Financial Statement Schedules.

    [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

  3.
  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]
4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
10.1
Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank ("Seafirst Bank") and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.3	Employment Agreement dated June 1, 1997 by and between USANA and Gilbert A. Fuller [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]
10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]
10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]
10.8	Amended Term Note dated March 26, 2001
10.9	Amended Revolving Note dated March 26, 2001
10.10	Amended Credit Agreement dated March 26, 2001
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
21	Subsidiaries
99.1	Press Release dated September 21, 1999. [Incorporated by reference to the Report on Form 8-K, filed September 24, 1999]
  (b)
  Reports on Form 8-K.

    USANA filed no current reports on Form 8-K during the quarter ended December 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA, INC.
By:	/s/ MYRON W. WENTZ Myron W. Wentz, PhD, President and Chairman

Date: March 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman, President (Principal Executive Officer)	March 29, 2001
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 29, 2001
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 29, 2001
/s/ DENIS E. WAITLEY Denis E. Waitley, PhD	Director	March 29, 2001
/s/ DAVID A. WENTZ David A. Wentz	Director	March 29, 2001
/s/ GILBERT A. FULLER Gilbert A. Fuller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the Company) as of January 1, 2000 and December 30, 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of January 1, 2000 and December 30, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Salt Lake City, Utah
February 2, 2001, except for Note E for which the date is March 26, 2001.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 1, 2000	December 30, 2000
ASSETS
Current assets
Cash and cash equivalents	$1,411	$2,900
Receivables, net (Notes D and E)	534	362
Income taxes receivable	302	1,401
Current maturities of notes receivable	5	—
Inventories, net (Note B and E)	9,855	10,880
Prepaid expenses	1,536	654
Deferred income taxes (Note H)	1,405	730

Total current assets	15,048	16,927
Property and equipment, net (Notes C, E, G and J)	21,528	17,614
Other assets
Deferred taxes (Note H)	—	27
Other	197	924

	$36,773	$35,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (Note E)	$2,000	$—
Accounts payable	4,060	3,352
Other current liabilites (Note F)	5,201	4,098
Line of credit (Note E)	2,816	7,169
Restructuring provision (Note G)	2,252	—

Total current liabilities	16,329	14,619
Deferred income taxes (Note H)	25	—
Long-term debt, less current maturities (Note E)	7,500	8,000
Commitments and contingencies (Note J)	—	—
Stockholders' equity (Notes I, K and N)
Common stock, $0.001 par value; authorized 50,000 shares, issued and oustanding 10,169 as of January 1, 2000 and 9,683 as of December 30, 2000	10	10
Additional paid-in capital	2,867	2,364
Retained earnings	10,078	10,581
Accumulated other comprehensive loss	(36)	(82)

Total stockholders' equity	12,919	12,873

	$36,773	$35,492

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	1998	1999	2000
Net sales	$126,291	$134,312	$123,180
Cost of sales	30,133	30,099	36,344

Gross profit	96,158	104,213	86,836
Operating expenses:
Associate incentives	54,408	57,044	47,032
Selling, general and administrative	25,163	31,778	32,939
Restructuring and impairment (Note G)	—	4,400	—
Research and development	1,362	1,377	1,410

Total operating expenses	80,933	94,599	81,381

Earnings from operations	15,225	9,614	5,455
Other income (expense):
Interest income	259	240	138
Interest expense	(8)	(316)	(1,196)
Other, net	(73)	28	381

Total other income (expense)	178	(48)	(677)

Earnings before income taxes	15,403	9,566	4,778
Income taxes (Note H)	5,906	3,665	1,911

Net earnings	$9,497	$5,901	$2,867

Earnings per common share (Note N)
Basic	$0.73	$0.49	$0.29
Diluted	$0.68	$0.47	$0.29
Weighted average common and dilutive common equivalent shares oustanding
Basic	12,937	12,158	9,787
Diluted	13,929	12,473	9,890

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended January 2, 1999, January 1, 2000 and December 30, 2000
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Other	Total
Balance at December 27, 1997	12,812	$13	$7,154	$12,171	$(80)	$—	$19,258
Comprehensive income
Net earnings for the year	—	—	—	9,497	—	—	9,497
Foreign currency translation adjustment	—	—	—	—	(102)	—	(102)

Comprehensive income							9,395
Advances to related party (Note I)	—	—	—	—	—	(531)	(531)
Common stock issued under stock option plan, including tax benefit of $816	235	—	1,964	—	—	—	1,964

Balance at January 2, 1999	13,047	13	9,118	21,668	(182)	(531)	30,086
Comprehensive income
Net earnings for the year	—	—	—	5,901	—	—	5,901
Foreign currency translation adjustment	—	—	—	—	146	—	146

Comprehensive income							6,047
Common stock retired and advances to related party (Note I)	(2,950)	(3)	(6,593)	(17,491)	—	531	(23,556)
Common stock issued under stock option plan, including tax benefit of $132	72	—	342	—	—	—	342

Balance at January 1, 2000	10,169	10	2,867	10,078	(36)	—	12,919
Comprehensive income
Net earnings for the year	—	—	—	2,867	—	—	2,867
Foreign currency translation adjustment	—	—	—	—	(46)	—	(46)

Comprehensive income							2,821
Common stock retired	(531)	—	(625)	(2,364)	—	—	(2,989)
Common stock issued under stock option plan, including tax benefit of $54	45	—	122	—	—	—	122

Balance at December 30, 2000	9,683	$10	$2,364	$10,581	$(82)	$—	$12,873

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	1998	1999	2000
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$9,497	$5,901	$2,867
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,377	4,489	4,186
Loss on sale of property and equipment	30	15	24
Provision for losses on receivables	307	76	172
Provision for inventory obsolescence	792	685	526
Deferred income taxes	(160)	(771)	600
Loss on restructuring and impairment	—	4,400	—
Changes in assets and liabilities:
Receivables	(494)	(362)	1
Income tax receivable	—	(283)	(1,089)
Inventories	(4,988)	33	(1,956)
Prepaid expenses and other assets	(596)	500	756
Accounts payable	1,014	(172)	(695)
Other current liabilities	1,869	896	(883)
Restructuring provision	—	(448)	(441)

Total adjustments	1,151	9,058	1,201

Net cash provided by operating activities	10,648	14,959	4,068

Cash flows from investing activities
Receipts on notes receivable	30	16	5
Increase in notes receivable	(5)	—	—
Increase in notes receivable—related party	(531)	—	—
Purchase of property and equipment	(11,273)	(4,927)	(5,265)
Proceeds from sale of property and equipment	86	25	2,774

Net cash used in investing activities	(11,693)	(4,886)	(2,486)

Cash flows from financing activities
Net proceeds from sale of common stock	$1,148	$210	$68
Common stock retired and advances to related party	—	(23,556)	—
Common stock retired	—	—	(2,989)
Proceeds from the issuance of long-term debt	—	10,000	—
Increase in line of credit	—	2,816	4,363
Principal payments of long-term debt	—	(500)	(1,500)

Net cash provided by (used in) financing activities	1,148	(11,030)	(58)
Effect of exchange rate changes on cash	(94)	(249)	(35)

Net increase (decrease) in cash and cash equivalents	9	(1,206)	1,489
Cash and cash equivalents beginning of year	2,608	2,617	1,411

Cash and cash equivalents end of year	$2,617	$1,411	$2,900

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8	$287	$1,091
Income taxes	5,506	4,545	4,156

Non-cash investing and financing activities

    During 1999, the Company repurchased shares of common stock from a related party for $23,556 and settlement of a $531 note owed to the Company from the related party.

    During 2000, the Company sold and disposed of plant and equipment in relation to the closing of the United Kingdom operations for a loss of $1,811 that was charged against the restructuring provision.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follow.

1.
Financial statement presentation

    The accounting and reporting policies of USANA Health Sciences, Inc. and Subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America and general practices in the manufacturing industry.

2.
Principles of consolidation

    The consolidated financial statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in Canada, Australia, New Zealand, the United Kingdom, Hong Kong and Japan. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.
Business activity

    The Company develops and manufactures nutritional, personal care and weight management products that are sold through a network marketing system throughout the United States, Canada, Australia, New Zealand, the United Kingdom (hereinafter includes the Netherlands), Hong Kong and Japan. Beginning in mid-February 2000, the Company began to service its United Kingdom market from the United States. The Company also began a direct export program to Japan in 2000.

4.
Fiscal year

    The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 1999 and 2000 were 52-week years. Fiscal 1998 was a 53-week year and covered the period December 28, 1997 to January 2, 1999 (hereinafter 1998). Fiscal year 1999 covered the period January 3, 1999 to January 1, 2000 (hereinafter 1999). Fiscal year 2000 covered the period January 2, 2000 to December 30, 2000 (hereinafter 2000).

5.
Cash and cash equivalents

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

9.
Revenue recognition and deferred revenue

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

11.
Product return policy

    Returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price to the customer less a 10 percent restocking fee. Product returned that is unused and resalable within 30 days is refunded without the 10 percent restocking fee. Returned product that was damaged during shipment to the customer is 100 percent refundable. Return of product other than that which was damaged at the time of receipt by an Associate constitutes potential cancellation of the distributorship. Product returns have not been significant.

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

14.
Fair value of financial instruments

    The carrying value of the Company's cash and cash equivalents, notes receivable, accounts receivable, payables and line of credit approximate fair values due to the short-term maturity of the instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

15.
Translation of foreign currencies

    The foreign subsidiaries' asset and liability accounts, which are originally recorded in the appropriate local currency, are translated for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the period. Foreign currency translation adjustments are accumulated as a component of comprehensive income (loss).

16.
Common stock

    The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid in capital. No charges are reflected in the consolidated statements of earnings as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in common stock and additional paid in capital. Common stock and stock options have been adjusted to reflect a two-for-one stock split effective August 3, 1998.

17.
Segment information

    The Company's operations involve a single industry segment; the development, manufacturing and distribution of nutritional, personal care and weight management products. The Company operates in various geographic segments. No Associate accounted for more than ten percent of net sales for the years ended January 2, 1999, January 1, 2000 or December 30, 2000.

18.
Recently issued accounting pronouncements not yet adopted

    SFAS 133, as modified by SFAS 138, "Accounting for Certain Derivative Investments and Certain Hedging Activities (an Amendment of FASB Statement 133)", requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods for accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

    SFAS 133, as modified by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

19.
Use of estimates

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

21.
Certain reclassifications

    Certain nonmaterial reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation. Specifically, the financial results for any quarter and year ended within this report, as reported, are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 ("EITF 00-10"). Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue. The corresponding expenses are reported as cost of sales. Historically, USANA has reported freight income and expense as a net amount within selling, general and administrative expense.

NOTE B—INVENTORIES

    Inventories consist of the following:

	January 1, 2000	December 30, 2000
Raw materials	$2,344	$1,837
Work in progress	1,945	2,138
Finished goods	6,388	7,562

	10,677	11,537
Less allowance for inventory obsolescence	822	657

	$9,855	$10,880

    The history of the allowance for inventory obsolescence is as follows:

	Year ended
	1998	1999	2000
Balance at beginning of year	$220	$626	$822
Provisions	792	685	526
Write-offs	(386)	(489)	(691)

Balance at end of year	$626	$822	$657

NOTE C—PROPERTY AND EQUIPMENT

    Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 1, 2000	December 30, 2000
Building	40	$7,422	$5,787
Laboratory and production equipment	5-7	2,926	3,926
Computer equipment and software	3-5	11,629	12,370
Furniture and fixtures	3-5	2,132	1,888
Automobiles	3-5	323	318
Leasehold improvements	3-5	769	667
Land improvements	15	542	688

		25,743	25,644
Less accumulated depreciation and amortization		9,158	12,681

		16,585	12,963
Land		2,548	1,773
Deposits and projects in process		2,395	2,878

		$21,528	$17,614

NOTE D—RECEIVABLES

    Receivables consist of the following:

	January 1, 2000	December 30, 2000
Receivables	$764	$647
Less allowance for doubtful accounts	230	285

	$534	$362

    The history of the allowance for doubtful accounts is as follows:

	Year ended
	1998	1999	2000
Balance at beginning of year	$139	$248	$230
Provisions	307	76	172
Write-offs	(198)	(94)	(117)

Balance at end of year	$248	$230	$285

NOTE E—LONG TERM DEBT AND LINE OF CREDIT

    During 1999, the Company entered into agreements with a financial institution to provide up to $25,000 in secured credit facilities ("Credit Facilities") consisting of a $10,000 5-year term loan and a $15,000 3-year revolving line of credit. The Credit Facilities contain restrictive covenants requiring the

Company to maintain certain financial ratios. As of December 30, 2000, the Company was not in compliance with the fixed charge coverage ratio covenant and received a waiver from the financial institution. Subsequent to December 30, 2000, the Credit Facilities were amended with an effective date of December 31, 2000. The amended Credit Facilities reduced the revolving line of credit to $12,500 and do not require the Company to make quarterly principal payments on the term loan for the next five quarters.

    Four principal payments of $500 per quarter will commence on March 1, 2002, and seven principal payments of $857 will commence on March 1, 2003, resulting in full repayment of the term loan on September 1, 2004. The term loan also requires quarterly interest payments at the London Interbank Offered Rate (LIBOR) plus a margin adjusted by features specified in the Credit Facilities or, at the option of the Company, the Prime Rate plus a margin adjusted by features specified in the Credit Facilities. At December 30, 2000, the interest rate in effect for the $8,000 outstanding on the term loan was 8.579%.

    Maturities of long-term debt are as follows:

Year ending
2001	$—
2002	2,000
2003	3,429
2004	2,571
Thereafter	—

$8,000

    With the reduction of the revolving line of credit, the Company had $5,331 available under the line of credit, which expires September 1, 2002. The interest rate is computed at the bank's Prime Rate or LIBOR adjusted by features specified in the Credit Facilities. The Company may choose to borrow at the bank's publicly announced Prime Rate plus a margin per annum as specified in the Credit Facilities or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to six months, at LIBOR plus a margin specified in the Credit Facilities. At December 30, 2000, interest rates on the revolving line of credit were 8.579% for $7,019 and 9.750% for $150 using both LIBOR and Prime Rate features.

    Real estate, receivables, inventories and equipment secure the Credit Facilities. The amended Credit Facilities also prohibit all stock repurchases. The amended Credit Facilities contain restrictive covenants requiring the Company to maintain certain financial ratios. As of December 30, 2000, the Company was in compliance with the covenants specified in the amended Credit Facilities. As of December 30, 2000, $8,000 was outstanding on the term loan and $7,169 million was outstanding on the line of credit.

NOTE F—OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

	January 1, 2000	December 30, 2000
Associate incentives	$1,201	$703
Accrued compensation	772	843
Sales taxes	692	490
Income taxes	564	—
Accrued Associate promotions	478	46
Deferred revenue	35	304
All other	1,459	1,712

	$5,201	$4,098

NOTE G—RESTRUCTURING AND IMPAIRMENT

  Restructuring

    The Company recorded a restructuring charge and reserve totaling $2,700 ($1,700 after tax) in the third quarter of 1999. The restructuring charge includes the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom and reduction of staff outside of the United Kingdom. Approximately $448 and $2,252 were charged against the reserve in 1999 and 2000, respectively.

    All activities associated with the Company's restructuring initiative were completed during 2000.

  Impairment

    In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote off the remaining book value of its custom network marketing system totaling $1,700 ($1,000 after tax) in the third quarter of 1999. This charge was the result of the Company's decision to move to a new custom network marketing system.

NOTE H—INCOME TAXES

    Income tax expense (benefit) consists of the following:

	Year ended
	1998	1999	2000
Current
Federal and State	$5,343	$3,680	$793
Foreign	723	756	495

	6,066	4,436	1,288
Deferred
Federal and State	(152)	(935)	607
Foreign	(8)	164	16

	$5,906	$3,665	$1,911

    The income tax provision reconciled to the tax computed at the federal statutory rate of 35 percent for 1998, 1999, and 34 percent for 2000 is as follows:

	Year ended
	1998	1999	2000
Federal income taxes at statutory rate	$5,391	$3,347	$1,624
State income taxes, net of federal tax benefit	517	370	130
Difference between U.S. statutory rate and foreign rate	141	(23)	47
Foreign loss company with no tax benefit	—	—	395
Foreign tax credit valuation allowance	—	—	271
Foreign sales corporation tax benefit	(260)	(238)	(445)
All other	117	209	(111)

	$5,906	$3,665	$1,911

    Deferred tax assets and liabilities consist of the following:

	January 1, 2000	December 30, 2000
Current Deferred tax assets
Inventory capitalization	$142	$178
Intercompany sales	31	59
Accrued restructuring provision	856	—
Vacation accrual	98	151
Inventory reserve	242	243
Allowance for bad debts	87	86
All other	(51)	13

	$1,405	$730

Long-term Deferred tax assets (liabilities)
Accumulated depreciation	(188)	19
Foreign tax credit carryforward	600	271
Valuation allowance	—	(271)
All other	(437)	8

	$(25)	$27

    No valuation allowance was provided for the foreign tax credit carryforward of $600 because management believes it is more likely than not that, based on projected future cash flows, these amounts will be recovered prior to expiration in five years.

    A valuation allowance of $271 was provided for the foreign tax credit carryforward because management believes it is more likely than not that it will not be recovered prior to expiration in four years. The total available foreign tax credit carryforward for tax purposes was $616 and will expire in four years.

NOTE I—RELATED PARTY TRANSACTIONS

    During fiscal 1998, the Company purchased certain assets and incurred certain expenses on behalf of an officer of the Company. In consideration of these purchases the officer promised to pay to the Company, on demand, the principal amount of $531 plus interest at 7.75 percent per annum. During fiscal 1999, the Company repurchased 2,950 shares from the officer for $23,556 and settlement of the $531 note owed to the Company.

    A director of the Company has served as a consultant and spokesperson since 1996. The consulting contract between the Company and the director has resulted in consulting fees and royalties of $194, $151 and $171 for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively. The contract expires in September 2001.

NOTE J—COMMITMENTS AND CONTINGENCIES

1.
Operating leases

    The Company currently conducts its Canadian, Australian, New Zealand, Hong Kong and Japan operations in leased facilities. Each of the lease agreements is a noncancelable operating lease and expires through 2003. The Company utilizes equipment under noncancelable operating leases expiring through 2005. The minimum rental commitments under operating leases at January 1, 2000 are as follows:

Year ending
2001	$1,681
2002	1,381
2003	76
2004	6
2005	6
Thereafter	—

$3,150

    The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. The total rent expense for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 was approximately $657, $545 and $487.

2.
Contingencies

    The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

3.
Employee Benefit Plan

    The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees compensation. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest at 25 percent per year beginning with the first year. Total contributions by the Company to the plan for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 were $172, $281 and $296, respectively.

4.
Foreign currency contracts

    In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency denominated cash flows, the Company has historically been a party to various forward exchange and option contracts. As of December 30, 2000, there were no open forward exchange or option contracts.

5.
Capital Expenditures

    The Company has commitments for two significant capital expenditures at December 30, 2000. The first is for expanded warehouse space at an approximate cost of $2,500 of which $300 was paid during 2000. The second commitment is for improving existing technology systems at an approximate cost of $3,000 of which $2,000 was paid during 2000.

NOTE K—STOCK OPTIONS

    On June 23, 1998, the Company's Board of Directors approved the combination of the 1995 Long-term Stock Investment and Incentive Plan and the 1995 Directors' Stock Option Plan without increasing the aggregate number of shares available for issuance under the combined plans. This action was subsequently approved by the shareholders of the Company at the ensuing Annual Meeting. The Amended and Restated Long-Term Stock Investment and Incentive Plan (the Plan) reserved 4,000 shares under the Plan. Accordingly, the Board of Directors has approved the granting of options under the Plan as follows:

    As of December 30, 2000, Company directors, officers and key employees have been granted options to acquire 3,397 shares of common stock that vest periodically through June 2005. The options have been granted at prices ranging from $1.53 to $15.48 per share, which were the market prices of the Company's shares on the dates granted. The options expire upon the earlier of an expiration date fixed by the committee responsible for administering the Plan or ten years from the date of grant.

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

		Year ended
		1998	1999	2000
Net earnings	As reported	$9,497	$5,901	$2,867

	Pro forma	$8,224	$4,558	$1,723

Earnings per share — basic	As reported	$0.73	$0.49	$0.29

	Pro forma	$0.64	$0.37	$0.18

Earnings per share — diluted	As reported	$0.68	$0.47	$0.29

	Pro forma	$0.59	$0.37	$0.17

    The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 60 percent for 1998, 62 percent for 1999 and 63 percent for 2000; average risk-free interest rate of 5.67 percent for 1998, 5.50 percent for 1999 and 6.46 percent for 2000; average expected life is equal to the actual life for 1998, 1999 and 2000. Dividends were assumed not to be paid during the period of calculation. The weighted-average fair value of options granted was $11.42, $9.34 and $4.74 in 1998, 1999 and 2000, respectively.

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

    Changes in the Company's stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price
Outstanding at December 27, 1997	1,978	$1.53—8.75	$5.49
Granted	310	8.90—15.48	11.42
Exercised	(235)	1.53—7.83	4.89
Canceled or expired	(107)	7.83	7.83

Outstanding at January 2, 1999	1,946	1.53—15.48	6.74
Granted	125	7.83—10.62	9.34
Exercised	(73)	1.53—7.83	2.87
Canceled or expired	(14)	7.83—10.62	8.63

Outstanding at January 1, 2000	1,984	1.53—15.48	7.03
Granted	365	3.43—4.89	4.74
Exercised	(45)	1.53	1.53
Canceled or expired	(301)	4.89—15.48	9.41

Outstanding at December 30, 2000	2,003	$1.53—15.48	$6.38

Exercisable at January 2, 1999	577	$1.53—8.90	$6.60

Exercisable at January 1, 2000	936	$1.53—15.48	$6.71

Exercisable at December 30, 2000	1,209	$1.53—15.48	$6.60

    Additional information about stock options outstanding and exercisable at December 30, 2000 is summarized as follows:

Options Outstanding
		Weighted- average remaining contractual life		Options Exercisable
Range of exercise prices	Number outstanding		Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$1.53	267	4.4 years	$1.53	147	$1.53
3.43—5.97	672	6.9 years	4.86	347	4.96
7.83—8.90	936	6.1 years	8.11	651	8.00
10.19—15.48	128	7.4 years	11.89	64	12.91

	2,003		$6.38	1,209	$6.60

NOTE L—SEGMENT INFORMATION

    The Company has four geographic operating segments. Since the beginning of the second quarter of 2000, the Company's United Kingdom market has been serviced from the United States and is now considered a part of the domestic operating segment of the Company. Accordingly, all previously reported financial information for the United Kingdom has been included in the domestic segment for comparability purposes. Additionally the Company began its direct export program into Japan during the third quarter of 2000. These results are also incorporated in the domestic segment. The Company's operating segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

    Segment profit or loss is based on profit or loss from operations before income taxes. Interest income and expense as well as income taxes, while significant, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

    Financial information summarized by geographic segment for the years ended 1998, 1999 and 2000 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Year ended 1998:
Domestic	$73,017	$17,789	$16,414	$25,237	$40,236
Canada	34,047	—	1,344	246	2,194
Australia—New Zealand	19,227	638	212	1,077	1,277
Hong Kong	—	—	—	—	—
Reportable Segments Total	126,291	18,427	17,970	26,560	43,707
Unallocated and Other(1)	—	(18,427)	(2,567)	(3,749)	(4,281)

Consolidated Total	$126,291	$—	$15,403	$22,811	$39,426

Year ended 1999:
Domestic	$73,231	$14,302	$8,956	$24,719	$35,124
Canada	30,910	—	16	269	1,760
Australia—New Zealand	27,230	907	1,560	877	2,758
Hong Kong	2,941	—	544	576	1,619
Reportable Segments Total	134,312	15,209	11,076	26,441	41,261
Unallocated and Other(1)	—	(15,209)	(1,510)	(4,716)	(4,488)

Consolidated Total	$134,312	$—	$9,566	$21,725	$36,773

Year ended 2000:
Domestic	$68,526	$16,349	$4,414	$19,033	$35,490
Canada	29,204	—	449	180	2,221
Australia—New Zealand	18,979	1,395	(2,039)	430	(333)
Hong Kong	6,471	—	(1,098)	443	658
Reportable Segments Total	123,180	17,744	1,726	20,086	38,036
Unallocated and Other (1)	—	(17,744)	3,052	(1,521)	(2,544)

Consolidated Total	$123,180	$—	$4,778	$18,565	$35,492

(1)
Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segements.

NOTE M—QUARTERLY FINANCIAL RESULTS (Unaudited)

    Summarized quarterly financial information for fiscal years 1999 and 2000 is as follows:

1999	First	Second	Third	Fourth
Net sales	$32,579	$33,729	$33,581	$34,423
Gross profit	$25,158	$26,205	$25,981	$26,869
Net earnings (loss)	$2,128	$2,244	$(750)	$2,279
Earnings per share:
Basic	$0.16	$0.17	$(0.06)	$0.22
Diluted	$0.16	$0.17	$(0.06)	$0.22
2000	First	Second	Third	Fourth
Net sales	$31,672	$31,437	$30,362	$29,709
Gross profit	$24,005	$21,778	$21,111	$19,942
Net earnings	$1,362	$416	$488	$601
Earnings per share:
Basic	$0.14	$0.04	$0.05	$0.06
Diluted	$0.13	$0.04	$0.05	$0.06

NOTE N—EARNINGS PER SHARE

    The following data was used in computing earnings per share:

	Year ended
	1998	1999	2000
Earnings available to common shareholders	$9,497	$5,901	$2,867

Basic EPS
Shares
Common shares outstanding entire period	12,812	13,047	10,169
Weighted average common shares:
Issued during period	125	36	30
Canceled during period	—	(925)	(412)

Weighted average common shares outstanding during period	12,937	12,158	9,787

Earnings per common share—basic	$0.73	$0.49	$0.29

	Year ended
	1998	1999	2000
Diluted EPS
Shares
Weighted average common shares outstanding during period — basic	12,937	12,158	9,787
Dilutive effect of stock options	992	315	103

Weighted average common shares outstanding during period — diluted	13,929	12,473	9,890

Earnings per common share — diluted	$0.68	$0.47	$0.29

QuickLinks

USANA HEALTH SCIENCES, INC. FORM 10-K For the Fiscal Year Ended December 30, 2000 INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales By Market (in thousands)
Current Associates By Market
Preferred Customers By Market
Total Customers By Market
Current Associates By Market
Preferred Customers By Market
Total Customers By Market
PART III
PART IV
SIGNATURES
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per share data)