Form 10-Q
period 2001-03-31
USANA HEALTH SCIENCES INC
filed 2001-05-14
CIK 896264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No []

    The number of shares outstanding of the registrant's common stock as of May 8, 2001 was 9,682,637.

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2001
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Earnings	4
	Consolidated Statement of Stockholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15-16
PART II. OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	17
Signatures		18

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 30, 2000	March 31, 2001
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,900	$2,460
Accounts recievable, net	362	184
Income taxes receivable	1,401	237
Inventories, net (Note A)	10,880	9,668
Prepaid expenses	654	849
Deferred income taxes	730	626

Total current assets	16,927	14,024
Property and equipment, net (Note C)	17,614	19,247
Other assets
Deferred taxes	27	96
Other	924	850

	$35,492	$34,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$—	$500
Accounts payable	3,352	3,511
Other current liabilites (Note B)	4,098	5,159
Line of credit	7,169	4,516

Total current liabilities	14,619	13,686
Long-term debt, less current maturities	8,000	7,500
Stockholders' equity (Note D)
Common stock, $0.001 par value; authorized 50,000 shares, issued and oustanding 9,683 as of December 30, 2000 and March 31, 2001	10	10
Additional paid-in capital	2,364	2,364
Retained earnings	10,581	11,052
Accumulated other comprehensive loss	(82)	(395)

Total stockholders' equity	12,873	13,031

	$35,492	$34,217

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	April 1, 2000	March 31, 2001
	(unaudited)
Net sales	$31,672	$27,614
Cost of sales	7,667	7,982

Gross profit	24,005	19,632
Operating expenses:
Associate incentives	12,763	10,503
Selling, general and administrative	8,317	7,574
Research and development	429	285

Total operating expenses	21,509	18,362

Earnings from operations	2,496	1,270
Other income (expense):
Interest income	19	35
Interest expense	(242)	(261)
Other, net	(2)	(290)

Total other expense	(225)	(516)

Earnings before income taxes	2,271	754
Income taxes	909	283

Net earnings	$1,362	$471

Earnings per common share (Note D)
Basic	$0.14	$0.05
Diluted	$0.13	$0.05
Weighted average common and dilutive common equivalent shares oustanding (Note D)
Basic	10,048	9,683
Diluted	10,212	9,733

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Quarters Ended April 1, 2000 and March 31, 2001

(in thousands)
(unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
For the Quarter Ended April 1, 2000
Balance at January 1, 2000	10,169	$10	$2,867	$10,078	$(36)	$12,919
Comprehensive income
Net earnings	—	—	—	1,362	—	1,362
Foreign currency translation adjustment	—	—	—	—	(108)	(108)

Comprehensive income						1,254
Common stock retired and advances to related party	(323)	—	(418)	(1,527)	—	(1,945)

Balance at April 1, 2000	9,846	$10	$2,449	$9,913	$(144)	$12,228

For the Quarter Ended March 31, 2001
Balance at December 30, 2000	9,683	$10	$2,364	$10,581	$(82)	$12,873
Comprehensive income
Net earnings	—	—	—	471	—	471
Foreign currency translation adjustment	—	—	—	—	(313)	(313)

Comprehensive income						158

Balance at March 31, 2001	9,683	$10	$2,364	$11,052	$(395)	$13,031

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 1, 2000	March 31, 2001
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$1,362	$471
Adjustments to reconcile net earnings to net cash provided by Operating activities
Depreciation and amortization	1,140	1,007
Gain on sale of property and equipment	(8)	—
Deferred income taxes	(158)	(15)
Provision for inventory obsolescence	67	174
Provision for losses on receivables	2	18
Changes in operating assets and liabilities:
Accounts receivable	(262)	154
Inventories	(1,082)	743
Income taxes receivable	(140)	1,112
Prepaid expenses and other assets	11	235
Accounts payable	(621)	199
Other current liabilities	1,079	1,164
Restructuring provision	(246)	—

Total adjustments	(218)	4,791

Net cash provided by operating activities	1,144	5,262

Cash flows from investing activities
Purchases of property and equipment	(780)	(2,712)
Proceeds from the sale of property and equipment	24	—

Net cash used in investing activities	(756)	(2,712)

Cash flows from financing activities
Repurchase of common stock	(1,945)	—
Principal payments of long-term debt	(500)	—
Increase (decrease) in line of credit	3,052	(2,653)

Net cash provided by (used in) financing activities	607	(2,653)
Effect of exchange rate changes on cash	(13)	(337)

Net increase (decrease) in cash and cash equivalents	982	(440)
Cash and cash equivalents beginning of period	1,411	2,900

Cash and cash equivalents end of period	$2,393	$2,460

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$222	$368
Income taxes	378	180

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)
(unaudited)

Basis of Presentation

    The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the "Company" or "USANA") has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, and results of operations for the quarters March 31, 2001 and April 1, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The results of operations for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2001.

NOTE A—INVENTORIES

    Inventories consist of the following:

	December 30, 2000	March 31, 2001
Raw materials	$1,837	$1,608
Work in progress	2,138	1,786
Finished goods	7,562	7,105

	11,537	10,499
Less allowance for inventory obsolescence	657	831

	$10,880	$9,668

NOTE B—OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

	December 30, 2000	March 31, 2001
Associate incentives	$703	$949
Accrued compensation	843	902
Sales taxes	490	503
Accrued Associate promotions	46	430
Deferred revenue	304	450
All other	1,712	1,925

	$4,098	$5,159

NOTE C—PROPERTY AND EQUIPMENT

    Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 30, 2000	March 31, 2001
Building	40	$5,787	$5,787
Laboratory and production equipment	5-7	3,926	3,914
Computer equipment and software	3-5	12,370	12,819
Furniture and fixtures	3-5	1,888	1,937
Automobiles	3-5	318	314
Leasehold improvements	3-5	667	972
Land improvements	15	688	688

		25,644	26,431
Less accumulated depreciation and amortization		12,681	13,377

		12,963	13,054
Land		1,773	1,773
Deposits and projects in process		2,878	4,420

		$17,614	$19,247

NOTE D—COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	April 1, 2000	March 31, 2001
Earnings available to common shareholders	$1,362	$471
Basic EPS
Shares
Common shares outstanding entire period	10,169	9,683
Weighted average common shares:
Issued during period	—	—
Canceled during period	(121)	—

Weighted average common shares outstanding during period	10,048	9,683

Earnings per common share - basic	$0.14	$0.05

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	10,048	9,683
Dilutive effect of stock options	164	50

Weighted average shares outstanding during period - diluted	10,212	9,733

Earnings per common share - diluted	$0.13	$0.05

    Options to purchase 1,354 and 1,741 shares of stock were not included in the computation of EPS for the quarters ended April 1, 2000 and March 31, 2001, respectively, due to their exercise price being greater than the average market price of the shares.

NOTE E—SEGMENT INFORMATION

    The Company has four operating segments. Since the beginning of the second quarter of 2000, the United Kingdom (hereinafter includes The Netherlands) market has been serviced from the United States and is considered a part of the domestic operating segment of the Company. Accordingly, all previously reported financial information for the United Kingdom has been included in the domestic segment for comparability purposes. Additionally, the Company began its direct export program into Japan during the third quarter of 2000. These results are also incorporated in the domestic segment. The Company's operating segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

    Segment profit or loss is based on profit or loss from operations before income taxes. Interest income and expense as well as income taxes, while significant, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

    Financial information summarized by geographic segment for the quarters ended April 1, 2000 and March 31, 2001 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended April 1, 2000:
United States	$16,975	$4,396	$3,084	$21,958	$35,117
Canada	7,542	—	(56)	256	1,963
Australia - New Zealand	5,236	273	(375)	733	1,947
Hong Kong	1,919	—	(343)	565	1,293

Reportable Segments Total	31,672	4,669	2,310	23,512	40,320
Unallocated and Other(1)	—	(4,669)	(39)	(2,239)	(1,584)

Consolidated Total	$31,672	$—	$2,271	$21,273	$38,736

	Revenues from External Customers	Intersegment Revenues	Earnings beforeIncome Taxes	Long-lived Assets	Total Assets
Quarter ended March 31, 2001:
United States	$16,051	$2,728	$1,482	$27,480	$38,357
Canada	6,807	—	(179)	161	2,037
Australia - New Zealand	3,467	222	(512)	321	2,235
Hong Kong	1,289	—	(122)	393	583

Reportable Segments Total	27,614	2,950	669	28,355	43,212
Unallocated and Other(1)	—	(2,950)	85	(8,162)	(8,995)

Consolidated Total	$27,614	$—	$754	$20,193	$34,217

(1)
Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of USANA's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

    USANA develops and manufactures high-quality nutritional, personal care and weight management products. USANA distributes its products through a network marketing system. USANA refers to its independent distributors as Associates. As of March 31, 2001, we had approximately 88,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom. We also offer a Preferred Customer program specifically designed for customers who desire to purchase USANA's products for personal use and do not desire to resell or distribute products. As of March 31, 2001, we had approximately 80,000 Preferred Customers worldwide. Sales to Preferred Customers accounted for approximately 19% of net sales during the first quarter of 2001. USANA defines its Associates and Preferred Customers, within this document, as those who have purchased product from USANA at any time during the most recent 12-month period.

    The financial results for any quarter ended within this report, as reported, are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 ("EITF 00-10"). Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue. The corresponding expenses are reported as cost of sales. Historically, USANA has reported freight income and expense as a net amount within selling, general and administrative expense.

    USANA's three primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensé™. The USANA Nutritionals product line accounted for approximately 66% of net sales for the quarter ended March 31, 2001. USANA's top selling products, USANA® Essentials and Proflavanol® represented approximately 29% and 12%, respectively, of net sales for the quarter ended March 31, 2001. The LEAN Lifelong product line accounted for approximately 11% of net sales for the quarter ended March 31, 2001. The LEAN Lifelong product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names. Nutrimeal™ and Fibergy® drink mixes, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are included in the LEAN Lifelong product line. The Sensé product line consists of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of the skin. The Sensé product line accounted for approximately 13% of net sales for the quarter ended March 31, 2001.

    In addition to these three principal product lines, USANA develops and makes available to Associates a number of materials to assist them in building their business and selling the products. These resource materials or sales aids, which may be purchased from USANA, include product brochures and business forms designed by USANA and printed by outside publishers. Each major product line incorporates specifically designed sales aids. From time to time we contract with authors and publishers to provide books, tapes and other items dealing with health and personal motivation and make these available to Associates. USANA also writes and develops materials for audio and videotapes, which are produced by third parties. New Associates are required to purchase a starter kit, containing USANA training materials, that assists them in starting and growing their business. Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs, and other products. Associates do not earn commissions on sales aids, starter kits or logo merchandise.

    The fiscal year end of USANA is the Saturday closest to December 31 of each year. Fiscal year 2001 will end on December 29, 2001. Fiscal year 2000 ended on December 30, 2000.

Results of Operations

Quarters Ended March 31, 2001 and April 1, 2000

    Net Sales.  Net sales decreased 12.8% to $27.6 million for the quarter ended March 31, 2001, a decrease of $4.1 million from the $31.7 million reported for the comparable quarter in 2000. The decrease in net sales is the result of:

  •
  The value initiative, which reduced prices by an average of 24%,
  •
  A 20% decrease in the Associate base, and
  •
  Weaker foreign currencies, relative to the U. S. dollar, which negatively affected the translation of sales in foreign markets.

    The value initiative was introduced in February 2000 and late March 2000 in the North American and Australia-New Zealand markets, respectively. The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers. The Preferred Customer base increased 42.9% at March 31, 2001 compared to the levels at April 1, 2000. In September 2000, we began a direct export program for consumers in Japan. Sales to Japan under the direct export program totaled approximately $477,000 during the quarter ended March 31, 2001.

    The following tables illustrate the change in sales and customers by market for the quarters ended April 1, 2000 and March 31, 2001 (sales and customer information for the United Kingdom and Japan are incorporated in the numbers for the United States):

	Sales By Market (in thousands) Quarter Ended
Market	As of April 1, 2000		As of March 31, 2001		Change from Prior Year	Percent Change
United States	$16,975	53.6%	$16,051	58.1%	$(924)	(5.4%)
Canada	7,542	23.8%	6,807	24.7%	(735)	(9.7%)
Australia - New Zealand	5,236	16.5%	3,467	12.5%	(1,769)	(33.8%)
Hong Kong	1,919	6.1%	1,289	4.7%	(630)	(32.8%)

Consolidated	$31,672	100.0%	$27,614	100.0%	$(4,058)	(12.8%)

	Associates by Market
Market	As of April 1, 2000		As of March 31, 2001		Change from Prior Year	Percent Change
United States	53,000	48.2%	42,000	47.7%	(11,000)	(20.8%)
Canada	25,000	22.7%	21,000	23.9%	(4,000)	(16.0%)
Australia - New Zealand	25,000	22.7%	17,000	19.3%	(8,000)	(32.0%)
Hong Kong	7,000	6.4%	8,000	9.1%	1,000	14.3%

Consolidated	110,000	100.0%	88,000	100.0%	(22,000)	(20.0%)

	Preferred Customers By Market
Market	As of April 1, 2000		As of March 31, 2001		Change from Prior Year	Percent Change
United States	32,000	57.1%	47,000	58.8%	15,000	46.9%
Canada	14,000	25.0%	20,000	25.0%	6,000	42.9%
Australia - New Zealand	9,000	16.1%	11,000	13.7%	2,000	22.2%
Hong Kong	1,000	1.8%	2,000	2.5%	1,000	100.0%

Consolidated	56,000	100.0%	80,000	100.0%	24,000	42.9%

	Total Customers By Market
Market	As of April 1, 2000		As of March 31, 2001		Change from Prior Year	Percent Change
United States	85,000	51.2%	89,000	53.0%	4,000	4.7%
Canada	39,000	23.5%	41,000	24.4%	2,000	5.1%
Australia - New Zealand	34,000	20.5%	28,000	16.7%	(6,000)	(17.6%)
Hong Kong	8,000	4.8%	10,000	5.9%	2,000	25.0%

Consolidated	166,000	100.0%	168,000	100.0%	2,000	1.2%

    Gross Profit.  Gross profit decreased to 71.1% of net sales for the quarter ended March 31, 2001 from 75.8% for the comparable quarter in 2000. The decrease in gross profit can be attributed to:

  •
  The value initiative, which reduced prices by an average of 24% while the cost and quality of the product remained virtually unchanged,
  •
  The compression of gross margins as a result of weakening foreign currencies relative to the U.S. dollar, and
  •
  The operating of production at less than capacity during the first quarter of 2001 to reduce inventory levels, which resulted in overhead and direct labor costs flowing directly through cost of sales instead of being capitalized as a component of inventory.

    Associate Incentives.  Associate incentives decreased to 38.0% of net sales for the quarter ended March 31, 2001 from 40.3% for the comparable quarter in 2000. The decrease in Associate incentives as a percentage of net sales can primarily be attributed to the value initiative. In addition to reducing prices by an average of 24%, the value initiative also incorporated a reduction in the ratio of sales volume points to the wholesale price on customer product purchases. Associate incentives are paid on the amount of sales volume points generated.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 27.4% of net sales for the quarter ended March 31, 2001 from 26.3% for the comparable quarter in 2000. The increase in selling, general and administrative expenses as a percentage of net sales can be primarily attributed to lower sales in the first quarter of 2001 compared to the same period in 2000. USANA was able to reduce selling, general and administrative expenses in absolute terms during the first quarter of 2001 by $743,000. However, we expect that selling, general and administrative expenses will be pressured for the remainder of 2001 by costs associated with establishing operations in Japan, which is scheduled to open in late 2001.

    Other Income (Expense).  Foreign currency exchange losses (a component of Other, net) reached $376,000 for the quarter ended March 31, 2001 from $10,000 for the comparable quarter in 2000. The increase is due to the negative effect of weakening foreign currencies on intercompany loans with our foreign subsidiaries. Additional discussion on our foreign currency risk is included in Item 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," on page 16.

    Net Earnings.  Net earnings decreased to 1.7% of net sales for the quarter ended March 31, 2001 from 4.3% for the comparable quarter in 2000. The decrease in net earnings can be attributed to:

  •
  Lower sales in the first quarter of 2001 when compared to the same period in 2000,
  •
  Compressed gross margins as a result of the value initiative and weakening foreign currencies, and
  •
  Foreign currency exchange losses.

    Diluted earnings per share decreased $0.08 to $0.05 for the first quarter of 2001 from $0.13 for the comparable quarter in 2000.

Liquidity and Capital Resources

    USANA has historically financed growth with cash flows from operations. In the first quarter of 2001, USANA generated net cash flows from operations of $5.3 million compared to $1.1 million for the first quarter in 2000. Cash and cash equivalents decreased to $2.5 million at March 31, 2001 from $2.9 million at December 30, 2000.

    On March 31, 2001, USANA had net working capital of $338,000 compared to net working capital of $2.3 million at December 30, 2000. The change in net working capital was primarily the result of investments in property and equipment.

    USANA invested $2.7 million in property and equipment during the first quarter of 2001 compared to $780,000 in the first quarter of 2000. We are currently working on two significant projects that comprise the majority of the $2.7 million invested in property and equipment during the first quarter of 2001. The following table highlights, in millions, the estimated total, historical and future investment required for these projects:

Project	Estimated Total Project Cost	Spent in Fiscal Year 2000	Spent in Q1 2001	Future Amounts to be Paid
Expanded Warehouse Space	$2.5	$0.3	$1.2	$1.0
Improved Technology Systems	$3.0	$2.3	$0.4	$0.3

    USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

    During 1999, USANA entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million 5-year term loan and a $15 million 3-year revolving line of credit. The credit facilities were amended in March 2001. The amended credit facilities reduced the revolving line of credit to $12.5 million and do not require USANA to make quarterly principal payments on the term loan until March 2002. The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios. As of March 31, 2001, we were in compliance with these covenants. As of March 31, 2001, $8.0 million was outstanding on the 5-year term loan and $4.5 million was outstanding on the line of credit.

    USANA believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the foreseeable future. If USANA experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. USANA may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, finance capital acquisitions associated with the growth of USANA and for other reasons. Any financing which involves the sale of equity securities or instruments convertible into equity securities would result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

    The statements contained in this Report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K, pages 25 through 30. The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

  •
  Our ability to attract and maintain a sufficient number of Associates,
  •
  High turnover of Associates,
  •
  Our reliance on information technology,
  •
  Our dependence upon a network marketing system to distribute our products,
  •
  The fluctuation in the value of foreign currencies against the US dollar,
  •
  Activities of our independent Associates,
  •
  Rigorous government scrutiny of network marketing practices,
  •
  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,
  •
  Reliance on key management personnel, including our President, Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, Ph.D.,
  •
  Extensive government regulation of the Company's products and manufacturing,
  •
  Risks related to our expansion into international markets,
  •
  Failure of USANA to sustain or manage growth including the failure to continue to develop new products,
  •
  The adverse effect of USANA's loss of a high level sponsoring Associate together with a group of leading Associates in that person's downline,
  •
  The loss of product market share or Associates to competitors,
  •
  Potential adverse effects of taxation and transfer pricing regulations,
  •
  Our reliance on outside suppliers for raw materials,
  •
  Intellectual property risks particularly applicable to our business, or
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

    Foreign Currency Risks.  USANA conducts business in several countries and intends to continue to expand its foreign operations. Sales outside the United States represented 46.4% and 41.9% of net sales for the quarters ended April 1, 2000 and March 31, 2001, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods. Consequently, USANA's reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

    USANA seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use such derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2001 and during the quarter then ended, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound or Euro, to which, in aggregate, USANA had significant exposure. In future periods, when USANA has foreign currency exchange contracts in place, we will present the required information in tabular form.

    As a last recourse for hedging currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates. However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

    Interest Rate Risks.  USANA currently carries $8.0 million in long-term debt at an effective interest rate of 6.98%. This long-term debt matures at the rate of $2.0 million in 2002, $3.4 million in 2003 and $2.6 million in 2004. We also have a revolving line of credit with $4.5 million outstanding at March 31, 2001 with a weighted average interest rate of 6.98%. The interest rate is computed at the bank's Prime Rate or LIBOR adjusted by features specified in our loan agreements, with fixed rate term options of up to six months. A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $78,000, which would not materially affect earnings.

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
10.1
Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank ("Seafirst Bank") and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.2	Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.3	Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]
10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]
10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]
10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]
10.8	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]
10.9	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]
10.10	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]
11.1	Computation of Net Earnings per Share (included in Notes to Consolidated Financial Statements)
99.1	Press Release dated September 21, 1999. [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

  (b)
  Reports on Form 8-K.

    The Company filed no current reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.
Date: May 10, 2001	By:	/s/ GILBERT A. FULLER Gilbert A. Fuller Senior Vice President and Chief Financial Officer

QuickLinks

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES