Form 10-Q
period 2001-06-30
USANA HEALTH SCIENCES INC
filed 2001-08-09
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 0-21116

______________________

USANA HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0500306

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3838 West Parkway Blvd., Salt Lake City, Utah	84120

(Address of principal executive offices)	Zip Code

(801) 954-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of August 8, 2001 was 9,682,637.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 30,	June 30,
	2000	2001

		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,900	$3,165
Accounts recievable, net	362	308
Income taxes receivable	1,401	775
Inventories, net (Note A)	10,880	10,461
Prepaid expenses	654	1,434
Deferred income taxes	730	607

Total current assets	16,927	16,750

Property and equipment, net (Note C)	17,614	20,174

Other assets
Deferred taxes	27	96
Other	924	861

	$35,492	$37,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$-	$1,000
Accounts payable	3,352	4,386
Other current liabilites (Note B)	4,098	5,650
Line of credit	7,169	6,158

Total current liabilities	14,619	17,194

Long-term debt, less current maturities	8,000	7,000

Stockholders' equity (Note D)
Common stock, $0.001 par value; authorized 50,000 shares, issued and oustanding 9,683 as of December 30, 2000 and June 30, 2001	10	10
Additional paid-in capital	2,364	2,364
Retained earnings	10,581	11,546
Accumulated other comprehensive loss	(82)	(233)

Total stockholders' equity	12,873	13,687

	$35,492	$37,881

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)
(unaudited)

	Quarter Ended

	July 1,	June 30,
	2000	2001

Net sales	$31,437	$28,606

Cost of sales	9,659	8,354

Gross profit	21,778	20,252

Operating expenses:
Associate incentives	11,947	10,958
Selling, general and administrative	8,521	8,150
Research and development	364	266

Total operating expenses	20,832	19,374

Earnings from operations	946	878

Other income (expense):
Interest income	32	36
Interest expense	(328)	(206)
Other, net	43	82

Total other expense	(253)	(88)

Earnings before income taxes	693	790

Income taxes	277	296

Net earnings	$416	$494

Earnings per common share (Note D)
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Weighted average common and dilutive common equivalent shares outstanding (Note D)
Basic	9,733	9,683
Diluted	9,847	9,719

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)
(unaudited)

	Six Months Ended

	July 1,	June 30,
	2000	2001

Net sales	$63,109	$56,220

Cost of sales	17,326	16,336

Gross profit	45,783	39,884

Operating expenses:
Associate incentives	24,710	21,461
Selling, general and administrative	16,838	15,724
Research and development	793	551

Total operating expenses	42,341	37,736

Earnings from operations	3,442	2,148

Other income (expense):
Interest income	51	71
Interest expense	(570)	(467)
Other, net	41	(208)

Total other expense	(478)	(604)

Earnings before income taxes	2,964	1,544

Income taxes	1,186	579

Net earnings	$1,778	$965

Earnings per common share (Note D)
Basic	$0.18	$0.10
Diluted	$0.18	$0.10

Weighted average common and dilutive common equivalent shares oustanding (Note D)
Basic	9,891	9,683
Diluted	10,040	9,726

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended July 1, 2000 and June 30, 2001

(in thousands)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total

For the Six Months Ended July 1, 2000

Balance at January 1, 2000	10,169	$10	$2,867	$10,078	$(36)	$12,919

Comprehensive income
Net earnings	-	-	-	1,778	-	1,778
Foreign currency translation adjustment	-	-	-	-	(30)	(30)

Comprehensive income						1,748

Common Stock Retired	(531)	-	(625)	(2,365)	-	(2,990)

Common stock issued under stock option plan, including tax benefit of $29	45	-	97	-	-	97

Balance at July 1, 2000	9,683	$10	$2,339	$9,491	$(66)	$11,774

For the Six Months Ended June 30, 2001

Balance at December 30, 2000	9,683	$10	$2,364	$10,581	$(82)	$12,873

Comprehensive income
Net earnings	-	-	-	965	-	965
Foreign currency translation adjustment	-	-	-	-	(151)	(151)

Comprehensive income						814

Balance at June 30, 2001	9,683	$10	$2,364	$11,546	$(233)	$13,687

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)
(unaudited)

	Six Months Ended

	July 1,	June 30,
	2000	2001

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$1,778	$965
Adjustments to reconcile net earnings to net cash provided by
Operating activities
Depreciation and amortization	2,121	1,954
(Gain) loss on sale of property and equipment	(4)	10
Deferred income taxes	472	22
Provision for inventory obsolescence	-	450
Provision for losses on receivables	20	7
Changes in operating assets and liabilities:
Accounts receivable	5	124
Inventories	(2,313)	(116)
Income taxes receivable	(2,017)	590
Prepaid expenses and other assets	(561)	(498)
Accounts payable	1,321	1,047
Other current liabilities	1,315	1,624
Restructuring provision	(268)	-

Total adjustments	91	5,214

Net cash provided by operating activities	1,869	6,179

Cash flows from investing activities
Receipts on notes receivable	5	-
Purchases of property and equipment	(2,373)	(5,004)
Proceeds from the sale of property and equipment	2,772	427

Net cash provided by (used in) investing activities	404	(4,577)

Cash flows from financing activities
Net proceeds from the sale of common stock	68	-
Repurchase of common stock	(2,990)	-
Principal payments of long-term debt	(1,000)	-
Increase (decrease) in line of credit	4,299	(1,010)

Net cash provided by (used in) financing activities	377	(1,010)

Effect of exchange rate changes on cash	(105)	(327)

Net increase in cash and cash equivalents	2,545	265

Cash and cash equivalents beginning of period	1,411	2,900

Cash and cash equivalents end of period	$3,956	$3,165

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$531	$519
Income taxes	3,175	703

Non-cash operating activities
Loss on sale and disposition of plant and equipment against the restructuring and impairment provision	$1,820	$-

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Basis of Presentation

             The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2001, and results of operations for the quarters and six months ended July 1, 2000 and June 30, 2001.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.  The results of operations for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2001.

NOTE A – INVENTORIES

Inventories consist of the following:

	December 30,	June 30,
	2000	2001

Raw materials	$1,837	$2,945
Work in progress	2,138	2,259
Finished goods	7,562	6,137

	11,537	11,341

Less allowance for inventory obsolescence	657	880

	$10,880	$10,461

NOTE B - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30,	June 30,
	2000	2001

Associate incentives	$703	$849
Accrued compensation	843	723
Sales taxes	490	596
Accrued Associate promotions	46	494
Deferred revenue	304	459
All other	1,712	2,529

	$4,098	$5,650

NOTE C - PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives are as follows:

		December 30,	June 30,
	Years	2000	2001

Building	40	$5,787	$5,787
Laboratory and production equipment	5-7	3,926	4,320
Computer equipment and software	3-5	12,370	11,661
Furniture and fixtures	3-5	1,888	2,037
Automobiles	3-5	318	316
Leasehold improvements	3-5	667	1,041
Land improvements	15	688	688

		25,644	25,850

Less accumulated depreciation and amortization		12,681	13,267

		12,963	12,583

Land		1,773	1,773

Deposits and projects in process		2,878	5,818

		$17,614	$20,174

NOTE D – COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended

	July 1,	June 30,
	2000	2001

Earnings available to common shareholders	$416	$494

Basic EPS

Shares
Common shares outstanding entire period	10,169	9,683
Weighted average common shares:
Issued during period	30	-
Canceled during period	(466)	-

Weighted average common shares outstanding during period	9,733	9,683

Earnings per common share - basic	$0.04	$0.05

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,733	9,683

Dilutive effect of stock options	114	36

Weighted average shares outstanding during period - diluted	9,847	9,719

Earnings per common share - diluted	$0.04	$0.05

             Options to purchase 1,994 and 1,716 shares of stock were not included in the computation of EPS for the quarters ended July 1, 2000 and June 30, 2001, respectively, due to their exercise price being greater than the average market price of the shares.

	For the Six Months Ended

	July 1,	June 30,
	2000	2001

Earnings available to common shareholders	$1,778	$965

Basic EPS

Shares
Common shares outstanding entire period	10,169	9,683
Weighted average common shares:
Issued during period	15	-
Canceled during period	(293)	-

Weighted average common shares outstanding during period	9,891	9,683

Earnings per common share - basic	$0.18	$0.10

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,891	9,683

Dilutive effect of stock options	149	43

Weighted average shares outstanding during period - diluted	10,040	9,726

Earnings per common share - diluted	$0.18	$0.10

             Options to purchase 1,674 and 1,729 shares of stock were not included in the computation of EPS for the six months ended July 1, 2000 and June 30, 2001, respectively, due to their exercise price being greater than the average market price of the shares.

NOTE E – SEGMENT INFORMATION

             The Company has four operating segments. Since the beginning of the second quarter of 2000, the United Kingdom (hereinafter includes The Netherlands) market has been serviced from the United States and is considered a part of the domestic operating segment of the Company.  Accordingly, all previously reported financial information for the United Kingdom has been included in the domestic segment for comparability purposes.  Additionally, the Company began its direct export program into Japan during the third quarter of 2000.  These results are also incorporated in the domestic segment. The Company’s operating segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on sales revenue and the amount of operating income or loss.

             Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense as well as income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

             Financial information summarized by geographic segment for the six months ended July 1, 2000 and June 30, 2001 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets

Six months ended July 1, 2000:

United States	$34,689	$8,927	$2,999	$18,628	$37,695
Canada	14,818	-	(212)	233	1,920
Australia - New Zealand	10,122	624	(782)	635	965
Hong Kong	3,480	-	(582)	520	1,056

Reportable Segments Total	63,109	9,551	1,423	20,016	41,636

Unallocated and Other(1)	-	(9,551)	1,541	(2,870)	(2,992)

Consolidated Total	$63,109	$-	$2,964	$17,146	$38,644

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets

Six months ended June 30, 2001:

United States	$32,839	$6,158	$2,259	$28,349	$43,216
Canada	13,842	-	(33)	166	1,148
Australia - New Zealand	7,016	501	(264)	307	2,630
Hong Kong	2,523	-	(92)	346	511

Reportable Segments Total	56,220	6,659	1,870	29,168	47,505

Unallocated and Other(1)	-	(6,659)	(326)	(8,037)	(9,624)

Consolidated Total	$56,220	$-	$1,544	$21,131	$37,881

(1)   Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

             USANA develops and manufactures high-quality nutritional, personal care and weight management products.  USANA distributes its products through a network marketing system.  USANA refers to its independent distributors as Associates.  As of June 30, 2001, we had approximately 84,000 current Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom.  We also offer a Preferred Customer program specifically designed for customers who desire to purchase USANA’s products for personal use and do not desire to resell or distribute products.  As of June 30, 2001, we had approximately 80,000 Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 19% of net sales during the first six months of 2001.  USANA defines its Associates and Preferred Customers, within this document, as those who have purchased product from USANA at any time during the most recent 12-month period.

             The financial results for any quarter or six-month period referenced within this report are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 (“EITF 00-10”).  Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue.  The corresponding expenses are reported as cost of sales.  Historically, USANA has reported freight income and expense as a net amount within selling, general and administrative expense.

             USANA’s three primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensé™. The USANA Nutritionals product line accounted for approximately 67% of net sales for the six months ended June 30, 2001.  USANA’s top selling products, USANA® Essentials and Proflavanol® represented approximately 29% and 12%, respectively, of net sales for the six months ended June 30, 2001.  The LEAN Lifelong product line accounted for approximately 11% of net sales for the six months ended June 30, 2001. The LEAN Lifelong product line includes several completely reformulated food products previously sold under the LEAN or USANA Nutritional brand names.  Nutrimeal™ and Fibergy® drink mixes, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are included in the LEAN Lifelong product line.  The Sensé product line consists of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of the skin.  The Sensé product line accounted for approximately 13% of net sales for the six months ended June 30, 2001.

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

Results of Operations

Quarters Ended June 30, 2001 and July 1, 2000

             Net Sales.  Net sales decreased 9.0% to $28.6 million for the quarter ended June 30, 2001, a decrease of $2.8 million from the $31.4 million reported for the comparable quarter in 2000.  The decrease in net sales is the result of:

•	An 18% decrease in our Associate base,

•	The second quarter of 2000 containing product sales of $1.1 million attributable to our annual international convention (this event was held in the third quarter in 2001) and

•	Weaker foreign currencies relative to the U. S. dollar, which negatively affected the translation of sales in our foreign markets.

             The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers.  The Preferred Customer base increased 23% at June 30, 2001 compared to the levels present at July 1, 2000.  In September 2000, we began a direct export program for consumers in Japan.  Sales to Japan under the direct export program totaled $682,000 during the second quarter of 2001.

             The following tables illustrate the change in sales and customers by market for the quarters ended July 1, 2000 and June 30, 2001 (sales and customer information for the United Kingdom and Japan are incorporated in the numbers for the United States):

	Sales By Market
	(in thousands)
	Quarter Ended

					Change from	Percent
Market	July 1, 2000		June 30, 2001		Prior Year	Change

United States	$17,714	56.3%	$16,788	58.7%	$(926)	(5.2)%
Canada	7,276	23.1%	7,035	24.6%	(241)	(3.3)%
Australia-New Zealand	4,886	15.5%	3,549	12.4%	(1,337)	(27.4)%
Hong Kong	1,561	5.0%	1,234	4.3%	(327)	(20.9)%

Consolidated	$31,437	100.0%	$28,606	100.0%	$(2,831)	(9.0)%

	Associates By Market

	As of		As of		Change from	Percent
Market	July 1, 2000		June 30, 2001		Prior Year	Change

United States	48,000	46.6%	41,000	48.8%	(7,000)	(14.6)%
Canada	24,000	23.3%	20,000	23.8%	(4,000)	(16.7)%
Australia-New Zealand	23,000	22.3%	16,000	19.0%	(7,000)	(30.4)%
Hong Kong	8,000	7.8%	7,000	8.3%	(1,000)	(12.5)%

Consolidated	103,000	100.0%	84,000	100.0%	(19,000)	(18.4)%

	Preferred Customers By Market

	As of		As of		Change from	Percent
Market	July 1, 2000		June 30, 2001		Prior Year	Change

United States	37,000	56.9%	47,000	58.8%	10,000	27.0%
Canada	17,000	26.2%	20,000	25.0%	3,000	17.6%
Australia-New Zealand	10,000	15.4%	11,000	13.7%	1,000	10.0%
Hong Kong	1,000	1.5%	2,000	2.5%	1,000	100.0%

Consolidated	65,000	100.0%	80,000	100.0%	15,000	23.1%

	Total Customers By Market

	As of		As of		Change from	Percent
Market	July 1, 2000		June 30, 2001		Prior Year	Change

United States	85,000	50.6%	88,000	53.7%	3,000	3.5%
Canada	41,000	24.4%	40,000	24.4%	(1,000)	(2.4)%
Australia-New Zealand	33,000	19.6%	27,000	16.5%	(6,000)	(18.2)%
Hong Kong	9,000	5.4%	9,000	5.5%	-	0.0%

Consolidated	168,000	100.0%	164,000	100.0%	(4,000)	(2.4)%

             Gross Profit.  Gross profit increased to 70.8% of net sales for the quarter ended June 30, 2001 from 69.3% for the comparable quarter in 2000.  The increase in gross profit can be attributed to:

•	A decrease in product development costs in 2001, resulting from new products introduced during the second quarter of 2000,

•	Products sold at reduced gross profit margins at our annual international convention that took place during the second quarter of 2000 that were not present for the comparable quarter in 2001, and

•	A decrease in inventory scrap expense during the second quarter of 2001.

             The increase in gross profit was partially offset by the compression of gross margins as a result of weaker foreign currencies relative to the U. S. dollar.

             Associate Incentives.  Associate incentives increased to 38.3% of net sales for the quarter ended June 30, 2001 from 38.0% for the comparable quarter in 2000.  The increase in Associate incentives as a percentage of net sales can primarily be attributed to products sold at reduced gross profit margins at our annual international convention that took place during the second quarter of 2000 that were not present for the comparable quarter in 2001.  Associates do not earn commissions on logo merchandise, discounted items and other merchandise sold at our convention.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 28.5% of net sales for the quarter ended June 30, 2001 from 27.1% for the comparable quarter in 2000.  The increase in selling, general and administrative expenses as a percentage of net sales can primarily be attributed to lower sales in the second quarter of 2001 compared to the same period in 2000.  USANA has made a company-wide effort to better manage costs and was able to reduce selling, general and administrative expenses in absolute terms during the second quarter of 2001 by $371,000 despite spending $824,000 on our Japanese market.  We expect that selling, general and administrative expenses will continue to be pressured for the remainder of 2001 by costs associated with establishing operations in Japan, which is scheduled to open in late 2001.

             Other Income (Expense).  Interest expense (a component of Other, net) decreased $122,000 for the second quarter of 2001 when compared to the same period in 2000.  This decrease is a result of both lower interest rates and a lower level of debt throughout the second quarter of 2001 when compared to the same period in 2000.

             Net Earnings.  Net earnings increased to 1.7% of net sales for the quarter ended June 30, 2001 from 1.3% for the comparable quarter in 2000.  The increase in net earnings can primarily be attributed to:

•	Cost reduction efforts in the face of increased costs to establish operations in Japan,

•	The decrease in cost of goods sold, and

•	A decrease in interest expense.

             These benefits were partially offset by the 9.0% decline in net sales during the second quarter of 2001 when compared to the same period in 2000.

             Diluted earnings per share increased by $0.01 to $0.05 for the second quarter of 2001 from $0.04 reported in the comparable quarter of 2000.

Six Months Ended June 30, 2001 and July 1, 2000

             Net Sales.  Net sales decreased 10.9% to $56.2 million for the six months ended June 30, 2001, a decrease of $6.9 million from the $63.1 million reported for the comparable period in 2000.  The decrease in net sales is the result of:

•	An 18% decrease in our Associate base,

•	The value initiative, which reduced prices by an average of 24%,

•	The second quarter of 2000 contained product sales of $1.1 million attributable to our annual international convention (this event was held in the third quarter in 2001) and

•	Weaker foreign currencies, relative to the U. S. dollar, which negatively affected the translation of sales in foreign markets.

             The value initiative was introduced in February 2000 and late March 2000 in the North American and Australia-New Zealand markets, respectively.  Sales to Japan under the direct export program totaled $1.2 million during the six months ended June 30, 2001.

             The following tables illustrate the change in sales and customers by market for the six months ended July 1, 2000 and June 30, 2001 (sales and customer information for the United Kingdom and Japan are incorporated in the numbers for the United States):

	Sales By Market
	(in thousands)
	Six Months Ended

					Change from	Percent
Market	July 1, 2000		June 30, 2001		Prior Year	Change

United States	$34,689	55.0%	$32,839	58.4%	$(1,850)	(5.3)%
Canada	14,818	23.5%	13,842	24.6%	(976)	(6.6)%
Australia-New Zealand	10,122	16.0%	7,016	12.5%	(3,106)	(30.7)%
Hong Kong	3,480	5.5%	2,523	4.5%	(957)	(27.5)%

Consolidated	$63,109	100.0%	$56,220	100.0%	$(6,889)	(10.9)%

             Gross Profit.  Gross profit decreased to 70.9% of net sales for the six months ended June 30, 2001 from 72.5% for the comparable period in 2000.  The decrease in gross profit can be attributed to:

•	The value initiative, which reduced prices by an average of 24% while the cost and quality of the product remained virtually unchanged, and

•	The compression of gross margins as a result of weakening foreign currencies relative to the U. S. dollar.

             Associate Incentives.  Associate incentives decreased to 38.2% of net sales for the six months ended June 30, 2001 from 39.2% for the comparable period in 2000.  The decrease in Associate incentives as a percentage of net sales can primarily be attributed to the value initiative.  In addition to reducing prices by an average of 24%, the value initiative also incorporated a reduction in the ratio of sales volume points to the wholesale price on customer product purchases.  Associate incentives are paid on the amount of sales volume points generated.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 28.0% of net sales for the six months ended June 30, 2001 from 26.7% for the comparable period in 2000.  The increase in selling, general and administrative expenses as a percentage of net sales can be primarily attributed to lower sales in the first six months of 2001 compared to the same period in 2000.  USANA has made a company-wide effort to better manage costs and was able to reduce selling, general and administrative expenses in absolute terms during the first six months of 2001 by $1.1 million despite spending $1.4 million on our Japanese market.

             Other Income (Expense).  Foreign currency exchange losses (a component of Other, net) totaled $286,000 for the six months ended June 30, 2001 from a $33,000 gain for the comparable period in 2000.  The increase is due to the negative effect of weaker foreign currencies on intercompany loans with our foreign subsidiaries.  Additional discussion on our foreign currency risk is included in Item 3, “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,” on page 19. The increase in other income (expense) was partially offset by a $103,000 decrease in interest expense for the first six months of 2001 when compared to the same period in 2000.

             Net Earnings.  Net earnings decreased to 1.7% of net sales for the six months ended June 30, 2001 from 2.8% for the comparable period in 2000.  The decrease in net earnings can be attributed to:

•	Lower sales in the first six months of 2001 when compared to the same period in 2000,

•	Compressed gross margins as a result of the value initiative and weakening foreign currencies, and

•	Foreign currency exchange losses.

             Diluted earnings per share decreased $0.08 to $0.10 for the first six months of 2001 from $0.18 reported in the comparable period of 2000.

Liquidity and Capital Resources

             USANA has historically financed growth with cash flows from operations. In the first six months of 2001, USANA generated net cash flows from operations of $6.2 million compared to $1.9 million for the comparable period in 2000.  Cash and cash equivalents increased to $3.2 million at June 30, 2001 from $2.9 million at December 30, 2000.

             On June 30, 2001, USANA had negative net working capital of $444,000 compared to positive net working capital of $2.3 million at December 30, 2000. The change in net working capital was primarily the result of investments in property and equipment and a $1.0 million increase in current maturities of long-term debt.

             USANA invested $5.0 million in property and equipment during the first six months of 2001 compared to $2.4 million during the comparable period in 2000.  Three significant projects comprise the majority of the $5.0 million invested in property and equipment during the first six months of 2001.  During this period we spent $2.0 million on expanded warehouse space, $1.3 million on improved technology systems, and $607,000 on capital assets for Japan.  We expect an additional $1.3 million will be spent on the above projects during the remainder of 2001.

             USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

             During 1999, USANA entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million 5-year term loan and a $15 million 3-year revolving line of credit.  The credit facilities were amended in March 2001. The amended credit facilities reduced the revolving line of credit to $12.5 million and do not require USANA to make quarterly principal payments on the term loan until March 2002.  The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios.  As of June 30, 2001, USANA was in compliance with these covenants.  As of June 30, 2001, $8.0 million was outstanding on the 5-year term loan and $6.2 million was outstanding on the line of credit.

             USANA believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the foreseeable future. If USANA experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. USANA may also require or seek additional financing through the sale of its equity securities to finance future expansion into new markets, finance capital acquisitions associated with the growth of USANA, and for other reasons.  Any financing which involves the sale of equity securities or instruments convertible into equity securities would result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

             The statements contained in this Report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K, pages 25 through 30.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

•	Our ability to attract and maintain a sufficient number of Associates,

•	High turnover of Associates,

•	Our reliance on information technology,

•	Our dependence upon a network marketing system to distribute our products,

•	The fluctuation in the value of foreign currencies against the US dollar,

•	Activities of our independent Associates,

•	Rigorous government scrutiny of network marketing practices,

•	Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,

•	Reliance on key management personnel, including our President, Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, Ph.D.,

•	Extensive government regulation of the Company’s products and manufacturing,

•	Risks related to our expansion into international markets,

•	Failure of USANA to sustain or manage growth including the failure to continue to develop new products,

•	The adverse effect of USANA’s loss of a high level sponsoring Associate together with a group of leading Associates in that person’s downline,

•	The loss of product market share or Associates to competitors,

•	Potential adverse effects of taxation and transfer pricing regulations,

•	Our reliance on outside suppliers for raw materials,

•	Intellectual property risks particularly applicable to our business, or

•	Product liability claims and other manufacturing activity risks.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We conduct our business in several countries and intend to continue to expand our foreign operations. Net sales, earnings from operations and net earnings are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, USANA’s operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

             Foreign Currency Risks.  USANA conducts business in several countries and intends to continue to expand its foreign operations. Sales outside the United States represented 45.0% and 41.6% of net sales for the six months ended July 1, 2000 and June 30, 2001, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, USANA’s reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

             USANA seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use such financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of June 30, 2001 and during the six months then ended, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound or Euro, to which, in aggregate, USANA had significant exposure.  In future periods, when USANA has foreign currency exchange contracts in place, we will present the appropriate information.

             As a last recourse for hedging foreign currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

             Interest Rate Risks.  USANA currently carries $8.0 million in long-term debt at an effective interest rate of 5.75%.  This long-term debt matures at the rate of $2.0 million in 2002, $3.4 million in 2003 and $2.6 million in 2004.  We also have a revolving line of credit with $6.2 million outstanding at June 30, 2001 with a weighted average interest rate of 6.83%. The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase in interest expense of approximately $88,000, which would not materially affect earnings.

PART II.   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

             USANA is party to certain litigation in the United States Federal District Court for the District of Connecticut, which is also affected by two related actions as follows:

             On March 6, 1996, International Nutrition Company (“INC”) filed a patent infringement action against eighteen defendants, including USANA, alleging infringement of U.S. patent number 4,698,360.  The complaint alleges that USANA’s Proflavanol® product violates the patent.  USANA believes that its manufacture and sale of the Proflavanol product does not infringe any valid claim of the asserted patent.

             On March 21, 1997, the federal judge in the District Court action ordered that it be stayed until another lawsuit in France was resolved.  The French lawsuit did not involve USANA, but involved the question of whether INC has any ownership rights in the patent. On March 25, 1997, the French trial court ruled that INC did not own the patent.  INC appealed this decision to the Bordeaux Higher Court of Appeals.  On May 28, 1998, the French appellate court rendered a decision and held that INC does not now and never has held any ownership rights in the patent.  The appellate court also confirmed that Horphag Research Ltd. (“Horphag”) is a one-half owner of the patent.

             On March 18, 2000, the United States District Court granted the defendants’ Motion for Summary Judgment holding that even if INC had a one-half ownership in the patent, it could not bring suit to enforce the claims without all the co-owners voluntarily joining as plaintiffs.  Consequently, because Horphag, a co-owner refused to voluntarily join as a plaintiff the complaint had to be dismissed.  In addition, the District Court concluded that comity should be extended to the decision of the Bordeaux Higher Court of Appeals on the issue of ownership of the patent and therefore held that the purported assignment to INC of an interest in the patent was of no effect and that INC did not own an interest in the patent.  The District Court also rejected INC’s claim of ownership based on an October 1996 “confirmatory assignment” from the inventor.  As a result, the District Court dismissed the first count of the complaint.  In addition, the District Court dismissed the second count of the complaint because its unfair competition allegations were predicated on INC’s ownership of the patent.

             On May 8, 2000, INC filed an appeal of the District Court’s decision with the United States Court of Appeals for the Federal Circuit.  On July 16, 2001, the United States Court of Appeals for the Federal Circuit handed down its decision.  The decision reviewed and affirmed the decision of the District Court, dismissing the claims of INC against USANA and the other defendants.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At our Annual Meeting of Shareholders on May 24, 2001, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of USANA:

(1)         Election of five directors, and

(2)         Selection of Grant Thornton LLP as our independent certified public accountants.

A total of 8,592,357 shares (approximately 88%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.	For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld

Myron W. Wentz, PhD	8,470,491	58,866
David A. Wentz	8,445,301	84,056
Ronald S. Poelman	8,453,850	75,507
Robert Anciaux	8,457,789	71,568
Denis E. Waitley, PhD	8,452,999	76,358

2.	For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld

8,474,849	43,340	11,168

Item 5. OTHER INFORMATION

             On June 19, 2001, Jerry G. McClain was appointed to our board of directors.  Mr. McClain is a seasoned accounting professional with more than 25 years of public accounting experience.  He will serve as the third member of our audit committee.  Mr. McClain currently serves as the CFO of Cerberian, Inc.  He previously worked for Ernst & Young serving in several cities throughout the world.  Mr. McClain is a CPA and a graduate from the University of Southern Mississippi and Oklahoma State University where he received a B.S. in accounting and an M.B.A. respectively.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.
Exhibit Number	Description

3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank (“Seafirst Bank” and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.2	Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

10.8	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.9	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.10	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

11.1	Computation of Net Earnings per Share (included in Notes to Consolidated Financial Statements

99.1	Press Release dated September 21, 1999. [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

(b)        Reports on Form 8-K.

The Company filed no current reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: August 9, 2001	By:	/s/ Gilbert A. Fuller

Gilbert A. Fuller
Senior Vice President and
Chief Financial Officer