Form 10-Q
period 2001-09-29
USANA HEALTH SCIENCES INC
filed 2001-11-13
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of November 8, 2001 was 9,663,837.

For the Quarterly Period Ended September 29, 2001

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 30,	September 29,
	2000	2001
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,900	$4,105
Accounts recievable, net	362	675
Income taxes receivable	1,401	922
Inventories, net (Note A)	10,880	10,274
Prepaid expenses	654	819
Deferred income taxes	730	46

Total current assets	16,927	16,841

Property and equipment, net (Note C)	17,614	20,500

Other assets
Deferred taxes	27	35
Other	924	891

	$35,492	$38,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$-	$1,500
Accounts payable	3,352	4,605
Other current liabilites (Note B)	4,098	5,701
Line of credit	7,169	5,808

Total current liabilities	14,619	17,614

Long-term debt, less current maturities	8,000	6,500

Stockholders' equity (Note D)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,683 as of December 30, 2000 and 9,665 as of September 29, 2001	10	10
Additional paid-in capital	2,364	2,359
Retained earnings	10,581	12,106
Accumulated other comprehensive loss	(82)	(322)

Total stockholders' equity	12,873	14,153

	$35,492	$38,267

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,	September 29,
	2000	2001

Net sales	$30,362	$29,341

Cost of sales	9,251	8,232

Gross profit	21,111	21,109

Operating expenses:
Associate incentives	11,275	11,187
Selling, general and administrative	8,247	8,538
Research and development	311	276

Total operating expenses	19,833	20,001

Earnings from operations	1,278	1,108

Other income (expense):
Interest income	41	39
Interest expense	(300)	(186)
Other, net	(206)	(23)

Total other expense	(465)	(170)

Earnings before income taxes	813	938

Income taxes	325	352

Net earnings	$488	$586

Earnings per common share (Note D)
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

Weighted average common and dilutive common equivalent shares outstanding (Note D)
Basic	9,683	9,682
Diluted	9,771	9,708

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	September 30,	September 29,
	2000	2001

Net sales	$93,471	$85,561

Cost of sales	26,577	24,568

Gross profit	66,894	60,993

Operating expenses:
Associate incentives	35,985	32,648
Selling, general and administrative	25,085	24,262
Research and development	1,104	827

Total operating expenses	62,174	57,737

Earnings from operations	4,720	3,256

Other income (expense):
Interest income	92	110
Interest expense	(870)	(653)
Other, net	(165)	(231)

Total other expense	(943)	(774)

Earnings before income taxes	3,777	2,482

Income taxes	1,511	931

Net earnings	$2,266	$1,551

Earnings per common share (Note D)
Basic	$0.23	$0.16
Diluted	$0.23	$0.16

Weighted average common and dilutive common equivalent shares outstanding (Note D)
Basic	9,821	9,682
Diluted	9,950	9,720

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2000 and September 29, 2001

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total

For the Nine Months Ended September 30, 2000

Balance at January 1, 2000	10,169	$10	$2,867	$10,078	$(36)	$12,919

Comprehensive income
Net earnings	-	-	-	2,266	-	2,266
Foreign currency translation adjustment	-	-	-	-	42	42

Comprehensive income						2,308

Common stock retired	(531)	-	(625)	(2,364)	-	(2,989)

Common stock issued under stock option plan, including tax benefit of $29	45	-	97	-	-	97

Balance at September 30, 2000	9,683	$10	$2,339	$9,980	$6	$12,335

For the Nine Months Ended September 29, 2001

Balance at December 30, 2000	9,683	$10	$2,364	$10,581	$(82)	$12,873

Comprehensive income
Net earnings	-	-	-	1,551	-	1,551
Foreign currency translation adjustment	-	-	-	-	(240)	(240)

Comprehensive income						1,311

Common stock retired	(18)	-	(5)	(26)	-	(31)

Balance at September 29, 2001	9,665	$10	$2,359	$12,106	$(322)	$14,153

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	September 30,	September 29,
	2000	2001

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$2,266	$1,551
Adjustments to reconcile net earnings to net cash provided by
Operating activities
Depreciation and amortization	3,137	3,001
(Gain) loss on sale of property and equipment	(4)	19
Deferred income taxes	1,098	631
Provision for inventory valuation	104	543
Provision for losses on receivables	43	15
Changes in operating assets and liabilities:
Accounts receivable	285	(182)
Inventories	(3,576)	(205)
Income taxes receivable	(3,668)	421
Prepaid expenses and other assets	1,215	4
Accounts payable	447	1,273
Other current liabilities	705	1,702
Restructuring provision	(464)	-

Total adjustments	(678)	7,222

Net cash provided by operating activities	1,588	8,773

Cash flows from investing activities
Receipts on notes receivable	5	-
Purchases of property and equipment	(3,948)	(6,412)
Proceeds from the sale of property and equipment	2,708	468

Net cash used in investing activities	(1,235)	(5,944)

Cash flows from financing activities
Net proceeds from the sale of common stock	68	-
Repurchase of common stock	(2,989)	(31)
Principal payments of long-term debt	(1,500)	-
Increase (decrease) in line of credit	6,905	(1,362)

Net cash provided by (used in) financing activities	2,484	(1,393)

Effect of exchange rate changes on cash	(236)	(231)

Net increase in cash and cash equivalents	2,601	1,205

Cash and cash equivalents beginning of period	1,411	2,900

Cash and cash equivalents end of period	$4,012	$4,105

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$860	$771
Income taxes	3,502	944

Non-cash operating activities
Loss on sale and disposition of plant and equipment against the restructuring
and impairment provision	$1,820	$-

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 29, 2001, and results of operations for the quarters and nine months ended September 30, 2000 and September 29, 2001.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.  The results of operations for the quarter and nine months ended September 29, 2001 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2001.

NOTE A – INVENTORIES

Inventories consist of the following:

	December 30,	September 29,
	2000	2001

Raw materials	$1,837	$2,944
Work in progress	2,138	1,910
Finished goods	7,562	6,392

	11,537	11,246

Less provision for inventory valuation	657	972

	$10,880	$10,274

NOTE B - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30,	September 29,
	2000	2001

Associate incentives	$703	$893
Accrued compensation	843	1,015
Sales taxes	490	558
Other taxes	152	268
Accrued Associate promotions	46	224
Deferred revenue	304	695
All other	1,560	2,048

	$4,098	$5,701

NOTE C - PROPERTY AND EQUIPMENT

           Cost of property and equipment and their estimated useful lives are as follows:

		December 30,	September 29,
	Years	2000	2001

Building	40	$5,787	$8,115
Laboratory and production equipment	5-7	3,926	4,499
Computer equipment and software	3-5	12,370	14,912
Furniture and fixtures	3-5	1,888	2,111
Automobiles	3-5	318	281
Leasehold improvements	3-5	667	1,054
Land improvements	15	688	931

		25,644	31,903

Less accumulated depreciation and amortization		12,681	14,173

		12,963	17,730

Land		1,773	1,773

Deposits and projects in process		2,878	997
		$17,614	$20,500

NOTE D – COMMON STOCK AND EARNINGS PER SHARE

On September 14, 2001, the Securities and Exchange Commission issued an Emergency Order through Release No. 44791 in response to the terrorist attacks of September 11, 2001. This Release temporarily removed some constraints of a company’s ability to repurchase its own stock. Under the provisions set forth in this Release, USANA repurchased 18 shares of common stock totaling $31 during the third quarter of 2001. We also obtained a waiver from our financial institution to repurchase up to $100 of our own stock.

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

	For the Quarter Ended
	September 30,	September 29,
	2000	2001
Earnings available to common shareholders	$488	$586

Basic EPS

Shares
Common shares outstanding entire period	10,169	9,683
Weighted average common shares:
Issued during period	45	-
Canceled during period	(531)	(1)

Weighted average common shares outstanding during period	9,683	9,682

Earnings per common share - basic	$0.05	$0.06

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,683	9,682

Dilutive effect of stock options	88	26

Weighted average shares outstanding during period - diluted	9,771	9,708

Earnings per common share - diluted	$0.05	$0.06

                Options to purchase 1,994 and 1,218 shares of stock were not included in the computation of EPS for the quarters ended September 30, 2000 and September 29, 2001, respectively, due to their exercise price being greater than the average market price of the shares.

	For the Nine Months Ended
	September 30,	September 29,
	2000	2001
Earnings available to common shareholders	$2,266	$1,551

Basic EPS

Shares
Common shares outstanding entire period	10,169	9,683
Weighted average common shares:
Issued during period	25	-
Canceled during period	(373)	(1)

Weighted average common shares outstanding during period	9,821	9,682

Earnings per common share - basic	$0.23	$0.16

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,821	9,682

Dilutive effect of stock options	129	38

Weighted average shares outstanding during period - diluted	9,950	9,720

Earnings per common share - diluted	$0.23	$0.16

                Options to purchase 1,763 and 1,543 shares of stock were not included in the computation of EPS for the nine months ended September 30, 2000 and September 29, 2001, respectively, due to their exercise price being greater than the average market price of the shares.

NOTE E – SEGMENT INFORMATION

                USANA has four operating segments. Since the beginning of the second quarter of 2000, the United Kingdom (hereinafter includes The Netherlands) market has been serviced from the United States and is considered a part of the domestic operating segment of the Company.  Accordingly, all previously reported financial information for the United Kingdom has been included in the domestic segment for comparability purposes.  Additionally, the Company began its direct export program into Japan during the third quarter of 2000.  These results are also incorporated in the domestic segment. The Company’s operating segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on sales revenue and the amount of operating income or loss.

                Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense as well as income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

                Financial information summarized by geographic segment for the nine months ended September 30, 2000 and September 29, 2001 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 30, 2000:

United States	$51,886	$14,047	$5,757	$18,706	$40,959
Canada	22,007	-	(646)	219	1,573
Australia - New Zealand	14,674	1,058	(2,087)	496	(58)
Hong Kong	4,904	-	(870)	478	868

Reportable Segments Total	93,471	15,105	2,154	19,899	43,342

Unallocated and Other (1)	-	(15,105)	1,623	(2,112)	(3,528)

Consolidated Total	$93,471	$-	$3,777	$17,787	$39,814

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 29, 2001:

United States	$50,459	$10,613	$3,038	$29,926	$43,113
Canada	20,645	-	149	149	1,398
Australia - New Zealand	10,607	797	(184)	296	2,772
Hong Kong	3,850	-	(50)	302	653

Reportable Segments Total	85,561	11,410	2,953	30,673	47,936

Unallocated and Other (1)	-	(11,410)	(471)	(9,247)	(9,669)

Consolidated Total	$85,561	$-	$2,482	$21,426	$38,267

(1) Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

We did not suffer the loss of any employees, assets or Associates as a result of the terrorist attacks of September 11, 2001, or the anthrax attacks that followed.  Our express and other delivery of product orders was affected because the U.S. air delivery system was shut down for several days following the attacks in New York and Washington, D.C. on September 11.  As a result, some of our customers may have experienced an interruption or delay in delivery.  Orders placed slowed somewhat immediately following September 11, but returned to normal levels by the end of the month.

                USANA develops and manufactures high-quality nutritional, personal care and weight management products.  USANA distributes its products through a network marketing system.  USANA refers to its independent distributors as Associates.  As of September 29, 2001, we had approximately 84,000 Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom.  We also offer a Preferred Customer program specifically designed for customers who desire to purchase USANA’s products for personal use and do not desire to resell or distribute products.  As of September 29, 2001, we had approximately 81,000 Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 19% of net sales during the first nine months of 2001.  For purposes of this Report, USANA counts as Associates and Preferred Customers only those who have purchased product from USANA at any time during the most recent 12-month period.

The financial results for any quarter or nine-month period referenced within this Report are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No. 00-10 (“EITF 00-10”).  Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue.  The corresponding expenses are reported as cost of sales.  Historically, USANA has reported freight income and expense as a net amount within selling, general and administrative expense.

                USANA’s three primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensé™. The USANA Nutritionals product line accounted for approximately 68% of net sales for the nine months ended September 29, 2001.  USANA’s top selling products, USANA® Essentials and Proflavanol® represented approximately 29% and 12%, respectively, of net sales for the nine months ended September 29, 2001.  The LEAN Lifelong product line accounted for approximately 11% of net sales for the nine months ended September 29, 2001. The LEAN Lifelong product line includes several completely reformulated food products previously sold under the LEAN or USANA Nutritional brand names.  Nutrimeal™ and Fibergy® drink mixes, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are included in the LEAN Lifelong product line.  The Sensé product line consists of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of the skin.  The Sensé product line accounted for approximately 13% of net sales for the nine months ended September 29, 2001.

In addition to these three principal product lines, USANA develops and makes available to Associates a number of materials to assist them in building their business and selling the products. These resource materials or sales aids, which may be purchased from USANA, include product brochures and business forms designed by USANA and printed by outside publishers.  Each major product line incorporates specifically designed sales aids.  From time to time we contract with authors and publishers to provide books, tapes and other items dealing with health and personal motivation and make these available to Associates. USANA also writes and develops materials for audio and videotapes, which are produced by third parties. New Associates are required to purchase a starter kit containing USANA training materials that assist them in starting and growing their business.  Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs, and other products. Associates do not earn commissions on sales aids, starter kits or logo merchandise.

                The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2001 will end on December 29, 2001.  Fiscal year 2000 ended on December 30, 2000.

Results of Operations

Quarters Ended September 29, 2001 and September 30, 2000

Net Sales.  Net sales decreased 3.4% to $29.3 million for the quarter ended September 29, 2001, a decrease of $1.0 million from the $30.4 million reported for the comparable quarter in 2000.  The decrease in net sales is the result of:

•      A 15% decrease in our Associate base, and

•      Weaker foreign currencies relative to the U. S. dollar, which negatively affected the translation of sales in our foreign markets.

The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers.  The Preferred Customer base at September 29, 2001 increased 14% compared to the levels present at September 30, 2000.  In September 2000, we began a direct export program for consumers in Japan.  Sales to Japan under the direct export program increased by $755,000 during the third quarter of 2001 when compared to the same period in 2000.

We had $552,000 of sales at our annual international convention in the third quarter of 2001.  The annual convention in 2000 was held in the second quarter of fiscal year 2000.

                The following tables illustrate the change in sales and customers by market for the quarters ended September 30, 2000 and September 29, 2001 (sales and customer information for the United Kingdom and Japan are incorporated in the numbers for the United States):

	Sales By Market
	(in thousands)
	Quarter Ended
					Change from	Percent
Market	September 30, 2000		September 29, 2001		Prior Year	Change
United States	$17,197	56.6%	$17,620	60.1%	$423	2.5%
Canada	7,189	23.7%	6,803	23.2%	(386)	(5.4)%
Australia-New Zealand	4,552	15.0%	3,591	12.2%	(961)	(21.1)%
Hong Kong	1,424	4.7%	1,327	4.5%	(97)	(6.8)%

Consolidated	$30,362	100.0%	$29,341	100.0%	$(1,021)	(3.4)%

Associates By Market

	As of		As of		Change from	Percent
Market	September 30, 2000		September 29, 2001		Prior Year	Change
United States	48,000	48.5%	42,000	50.0%	(6,000)	(12.5)%
Canada	22,000	22.2%	20,000	23.8%	(2,000)	(9.1)%
Australia-New Zealand	20,000	20.2%	15,000	17.9%	(5,000)	(25.0)%
Hong Kong	9,000	9.1%	7,000	8.3%	(2,000)	(22.2)%

Consolidated	99,000	100.0%	84,000	100.0%	(15,000)	(15.2)%

Preferred Customers By Market

	As of		As of		Change from	Percent
Market	September 30, 2000		September 29, 2001		Prior Year	Change
United States	40,000	56.3%	48,000	59.3%	8,000	20.0%
Canada	18,000	25.4%	21,000	25.9%	3,000	16.7%
Australia-New Zealand	11,000	15.5%	10,000	12.3%	(1,000)	(9.1)%
Hong Kong	2,000	2.8%	2,000	2.5%	-	0.0%

Consolidated	71,000	100.0%	81,000	100.0%	10,000	14.1%

Total Customers By Market

	As of		As of		Change from	Percent
Market	September 30, 2000		September 29, 2001		Prior Year	Change
United States	88,000	51.8%	90,000	54.5%	2,000	2.3%
Canada	40,000	23.5%	41,000	24.8%	1,000	2.5%
Australia-New Zealand	31,000	18.2%	25,000	15.2%	(6,000)	(19.4)%
Hong Kong	11,000	6.5%	9,000	5.5%	(2,000)	(18.2)%

Consolidated	170,000	100.0%	165,000	100.0%	(5,000)	(2.9)%

Gross Profit.  Gross profit increased to 71.9% of net sales for the quarter ended September 29, 2001, from 69.5% for the comparable quarter in 2000.  The increase in gross profit can primarily be attributed to:

•      A change in our pricing on select products,

•      Improved procurement efficiencies and inventory management, and

•      A decrease in product development costs in 2001, resulting from new products introduced during 2000.

The aforementioned change in pricing is intended to make it easier for Associates to build their businesses.  These products have better gross profit margins and a higher payout rate for USANA Associates.  The increase in gross profit was partially offset by the compression of gross margins as a result of weaker foreign currencies relative to the U. S. dollar.

Associate Incentives.  Associate incentives increased to 38.1% of net sales for the quarter ended September 29, 2001, from 37.1% for the comparable quarter in 2000.  The increase in Associate incentives as a percentage of net sales can primarily be attributed to the change in pricing discussed above in our gross profit analysis.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 29.1% of net sales for the quarter ended September 29, 2001 from 27.2% for the comparable quarter in 2000.  The increase in selling, general and administrative expenses as a percentage of net sales can be attributed to lower sales and increased spending on our Japanese market of $902,000 in the third quarter of 2001 compared to the same period in 2000.  USANA has made a company-wide effort to better manage costs and was able to reduce selling, general and administrative expenses in absolute terms during the third quarter of 2001 by $611,000 without including the costs associated with our Japanese market.  We expect that selling, general and administrative expenses will continue to be pressured for the remainder of 2001 by expenditures associated with supporting and growing operations in Japan, which opened in October of 2001.

                Other Income (Expense).  Interest expense (a component of Other, net) decreased $114,000 for the third quarter of 2001 when compared to the same period in 2000.  This decrease is a result of both lower interest rates and a lower level of debt throughout the third quarter of 2001 when compared to the same period in 2000.

                Foreign currency exchange losses (another component of Other, net) decreased $176,000 for the third quarter of 2001 compared to the same period in 2000.  The decrease is a result of lower outstanding intercompany loans with our foreign subsidiaries.  Additional discussion on our foreign currency risk is included in Item 3, “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,” on page 19.

         Net Earnings.  Net earnings increased to 2.0% of net sales for the quarter ended September 29, 2001, from 1.6% for the comparable quarter in 2000.  The increase in net earnings can primarily be attributed to the decrease in cost of goods sold, interest expense, and foreign currency exchange losses.  These benefits were partially offset by the 3.4% decline in net sales and 3.5% increase in selling, general and administrative expenses during the third quarter of 2001 when compared to the same period in 2000.

Diluted earnings per share increased by $0.01 to $0.06 for the third quarter of 2001 from $0.05 reported in the comparable quarter of 2000.

Nine Months Ended September 29, 2001 and September 30, 2000

Net Sales.  Net sales decreased 8.5% to $85.6 million for the nine months ended September 29, 2001, a decrease of $7.9 million from the $93.5 million reported for the comparable period in 2000.  The decrease in net sales is the result of:

•      A 15% decrease in our Associate base,

•      Weaker foreign currencies, relative to the U. S. dollar, which negatively affected the translation of sales in foreign markets, and

•      The value initiative, which reduced prices by an average of 24%.

                The value initiative was introduced in February 2000 and late March 2000 in the North American and Australia-New Zealand markets, respectively.  Sales to Japan under the direct export program totaled $2.0 million during the nine months ended September 29, 2001, compared to $174,000 for the same nine-month period in 2000.

                The following tables illustrate the change in sales and customers by market for the nine months ended September 30, 2000 and September 29, 2001 (sales and customer information for the United Kingdom and Japan are incorporated in the numbers for the United States):

	Sales By Market
	(in thousands)
	Nine Months Ended
					Change from	Percent
Market	September 30, 2000		September 29, 2001		Prior Year	Change
United States	$51,886	55.6%	$50,459	59.0%	$(1427)	(2.8)
Canada	22,007	23.5%	20,645	24.1%	(1,362)	(6.2)%
Australia-New Zealand	14,674	15.7%	10,607	12.4%	(4,067)	(27.7)%
Hong Kong	4,904	5.2%	3,850	4.5%	(1,054)	(21.5)%

Consolidated	$93,471	100.0%	$85,561	100.0%	$(7,910)	(8.5)%

Gross Profit.  Gross profit decreased to 71.3% of net sales for the nine months ended September 29, 2001, from 71.6% for the comparable period in 2000.  The slight decrease in gross profit can be attributed primarily to:

•      The value initiative, which reduced prices by an average of 24% while the cost and quality of the product remained virtually unchanged, and

•      The compression of gross profit margins as a result of weaker foreign currencies relative to the U. S. dollar.

The decrease in gross profit was offset by the three items discussed for the quarter on page 15 in the quarterly “Results of Operations” section.

Associate Incentives.  Associate incentives decreased to 38.2% of net sales for the nine months ended September 29, 2001, from 38.5% for the comparable period in 2000.  The decrease in Associate incentives as a percentage of net sales can be attributed primarily to the value initiative.  In addition to reducing prices by an average of 24%, the value initiative also incorporated a reduction in the ratio of sales volume points to the wholesale price on customer product purchases.  Associate incentives are paid on the amount of sales volume points generated.  The decrease was partially offset by the change in pricing on select products intended to make it easier for Associates to build their businesses.  These products have better gross margins and pay Associates at a higher rate.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 28.4% of net sales for the nine months ended September 29, 2001, from 26.8% for the comparable period in 2000.  The increase in selling, general and administrative expenses as a percentage of net sales can be attributed primarily to lower sales in the first nine months of 2001 compared to the same period in 2000.  USANA has made a company-wide effort to better manage costs and was able to reduce selling, general and administrative expenses in absolute terms during the first nine months of 2001 by $823,000 despite spending $2.4 million on our Japanese market.

                Other Income (Expense).  Interest expense (a component of Other, net) decreased $217,000 for the third quarter of 2001 when compared to the same period in 2000.  This decrease is a result of both lower interest rates and a lower level of debt throughout the third quarter of 2001 when compared to the same period in 2000.

                Foreign currency exchange losses (another component of Other, net) increased $143,000 for the first nine months of 2001 compared to the same period in 2000.  The increase is due to the negative effect of weaker foreign currencies on intercompany loans with our foreign subsidiaries.  Additional discussion on our foreign currency risk is included in Item 3, “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,” on page 19.

                Net Earnings.  Net earnings decreased to 1.8% of net sales for the nine months ended September 29, 2001, from 2.4% for the comparable period in 2000.  The decrease in net earnings can be attributed to:

•      Lower sales in the first nine months of 2001 when compared to the same period in 2000, and

•      Costs associated with establishing operations in Japan.

Diluted earnings per share decreased $0.07 to $0.16 for the first nine months of 2001 from $0.23 reported in the comparable period of 2000.

Liquidity and Capital Resources

USANA has historically financed growth with cash flows from operations. In the first nine months of 2001, USANA generated net cash flows from operations of $8.8 million compared to $1.6 million for the comparable period in 2000.  Cash and cash equivalents increased to $4.1 million at September 29, 2001, from $2.9 million at December 30, 2000.

On September 29, 2001, USANA had negative net working capital of $773,000 compared to positive net working capital of $2.3 million at December 30, 2000. The change in net working capital was primarily the result of investments in property and equipment and a $1.5 million increase in current maturities of long-term debt.

USANA invested $6.4 million in property and equipment during the first nine months of 2001 compared to $3.9 million during the comparable period in 2000.  Expanded warehouse space, improved technology systems, and investments related to our newly opened operations in Japan comprise the majority of the investment in property and equipment for the first nine months of 2001.

USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

During 1999, USANA entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million five-year term loan and a $15 million three-year revolving line of credit.  The credit facilities were amended in March 2001. The amended credit facilities reduced the revolving line of credit to $12.5 million and do not require USANA to make quarterly principal payments on the term loan until March 2002.  The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios.  As of September 29, 2001, USANA was in compliance with these covenants.  As of September 29, 2001, $8.0 million was outstanding on the five-year term loan and $5.8 million was outstanding on the line of credit.

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

•      Extensive government regulation of the Company’s products and manufacturing,

•      Risks related to our expansion into international markets,

•      Failure of USANA to sustain or manage growth including the failure to continue to develop new products,

•      The adverse effect of the loss of a high level sponsoring Associate together with a group of leading Associates in that person’s downline,

•      The loss of product market share or Associates to competitors,

•      Potential adverse effects of taxation and transfer pricing regulations,

•      Our reliance on outside suppliers for raw materials,

•      Intellectual property risks particularly applicable to our business, or

•      Product liability claims and other manufacturing activity risks.

The recent terrorist attacks in New York and Washington, D.C., and the subsequent anthrax attacks on the East Coast of the United States appear to be having an adverse effect generally on the business, financial and general economic conditions of the United States.  These effects may, in turn, adversely affect our business and results of operations, although at this time it is not possible to predict the nature, extent or duration of these effects on the overall economic conditions or on our business and results of operations.

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

Foreign Currency Risks. USANA conducts business in several countries and intends to continue to expand its foreign operations. Sales outside the United States represented 44.4% and 41.0% of net sales for the nine months ended September 30, 2000 and September 29, 2001, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, USANA’s reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

USANA seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use such financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of September 29, 2001 and during the nine months then ended, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound or Euro, to which, in aggregate, USANA had significant exposure.  In future periods, when USANA has foreign currency exchange contracts in place, we will present the appropriate information.

As a last recourse for hedging foreign currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Interest Rate Risks.  USANA currently carries $8.0 million in long-term debt at an effective interest rate of 4.61%.  This long-term debt matures at the rate of $2.0 million in 2002, $3.4 million in 2003 and $2.6 million in 2004.  We also have a revolving line of credit with $5.8 million outstanding at September 29, 2001, with a weighted average interest rate of 4.61%. The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase in interest expense of approximately $86,000, which would not materially affect earnings.

PART II.   OTHER INFORMATION

Item 5.    OTHER INFORMATION

On October 22, 2001, USANA’s Board of Directors named David A. Wentz to the position of Executive Vice President of the Company.  In this new capacity, Mr. Wentz will have increased responsibility for the operation and management of USANA. Mr. Wentz previously served as the Senior Vice President of Strategic Development and will continue to serve as a member of the Company's Board of Directors.  Dr. Myron W. Wentz, founder of the Company, will continue to serve as Chairman and Chief Executive Officer.  David Wentz is the son of Dr. Wentz.

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

10.1

Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank (“Seafirst Bank”) and the Company [Incorporated by reference to Report on Form 10-Q for the period ended
June 27, 1998]

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

(b)           Reports on Form 8-K.

The Company filed no current reports on Form 8-K during the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	November 9, 2001	By:	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Senior Vice President and
Chief Financial Officer