Form 10-K
period 2001-12-29
USANA HEALTH SCIENCES INC
filed 2002-03-25
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of March 20, 2002 was approximately $7,316,333.

The number of shares outstanding of the registrant’s common stock as of March 20, 2002 was 9,663,837.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 29, 2001

PART I

Item 1.  Business

General

USANA Health Sciences, Inc. (“USANA” or the “Company”) is a Utah corporation that develops and manufactures high-quality nutritional, personal care and weight management products.  We distribute our products through a network marketing system.  USANA refers to its independent distributors as Associates.  As of December 29, 2001, we had approximately 86,000 Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom (hereinafter includes The Netherlands).  We also offer a Preferred Customer program specifically designed for customers who desire to purchase products for personal use and do not desire to resell or distribute products.  As of December 29, 2001, we had approximately 77,000 Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 19% of net sales during the year ended December 29, 2001.  For purposes of this report, USANA counts as Associates and Preferred Customers only those that have purchased product from USANA at any time during the most recent 12-month period.

Founded in 1992 by Myron W. Wentz, Ph.D., USANA is committed to continuous product innovation and sound scientific research.  Our three primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensé™.  The USANA Nutritionals product line accounted for approximately 67% of net sales in 2001.  Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 28% and 12%, respectively, of net sales in 2001.  The LEAN Lifelong product line accounted for approximately 10% of net sales in 2001.  The Sensé product line accounted for approximately 13% of net sales in 2001.  High levels of bioavailability, safety and quality characterize all of USANA’s products.

USANA distributes its products through a network marketing system.  We believe that network marketing is an effective way to distribute our products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels.  Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement income, start a home-based business or pursue entrepreneurial opportunities other than conventional full-time employment.  We consider the rewarding compensation program and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

North America is our primary market.  Sales in the United States and Canada collectively accounted for approximately 82.4% of net sales in 2001.  Sales to the United Kingdom, which are shipped directly from USANA headquarters in the United States, are included in the total for the United States throughout this report for comparability purposes.  Sales in the Australia-New Zealand market represented approximately 12.5% of net sales in 2001.  Hong Kong, our first market in Asia, accounted for 4.6% of net sales in 2001.

We began full-scale operations in our newest Asian market, Japan, in October 2001.  Customers in Japan may now purchase product directly from local operations or through the direct export program from USANA headquarters.  Sales under the direct export program totaling $2.6 million in 2001are included in the total for the United States and products may be purchased in that program for personal use only.  Local operations in Japan generated sales of $620,000 for the three-month period ended December 29, 2001.

Financial Information by Business Segment

USANA is principally engaged in a single line of business: the development, manufacture and distribution of nutritional, personal care and weight management products.  Our reportable business segments are distinguished by geography and include the United States (including direct export sales to customers in the United Kingdom, Japan and various Caribbean countries), Canada, Australia-New Zealand, Hong Kong and Japan.  Segment information for each of the last three fiscal years is included in Note K of the audited consolidated financial statements included in this report.

Recent Developments

On March 21, 2002, USANA entered into an agreement with USANA Acquisition Corp. (“UAC”), a Utah corporation wholly owned by Gull Holdings, under which USANA will sell and UAC will purchase substantially all of the operating assets and assume substantially all of the liabilities of USANA (the sale and assignment is referred to as the “Transaction”).  The purchase price for the acquired assets is approximately $25 million.  In addition to the assumption of liabilities, the consideration paid by UAC will be (1) assigning for redemption, at a price of $1.60 per share, 4,786,282 shares of USANA common stock owned by Gull Holdings, (a total value of approximately $7.7 million), and (2) issuing a promissory note payable to USANA in the principal amount of $5.0 million.  The employees, Associates and customers of USANA will be assumed by UAC and UAC will change its name to USANA Health Sciences, Inc. and carry on the business currently conducted by the Company.  The Company will change its name to Innova Ventures, Inc. and will follow a business plan to pursue acquisitions and similar transactions.  For a period of three years following the closing of the Transaction, Innova would be prohibited from competing with UAC.

Innova will retain some assets in the Transaction, including cash of $3.0 million, real estate, and other property.  The real estate, including the USANA headquarters building, will be leased to UAC on a long-term lease at a minimum annual rental of $1.32 million and increased annually coincident at the consumer price index.  UAC will have an exclusive option to purchase the real estate for three years and a right of first refusal to purchase the real estate thereafter for the remaining term of the lease.  The parties intend that the lease will be structured as an operating lease.  The promissory note delivered as partial payment of the purchase price will be for a five-year term, with interest at 14% per annum, payable in equal monthly installments of principal and interest over the term of the note.  The note will be secured by a lien on all assets acquired in the Transaction and by a pledge of all shares of UAC.  UAC is required to meet financial covenants that are substantially similar to those imposed by its senior lender.  Excluded liabilities are estimated to be approximately $8.0 million, and will be secured by a mortgage on the retained real estate, renegotiated or refinanced before closing of the Transaction.

UAC will take final possession of the business at the closing and will be responsible for all expenses and other liabilities of the business from that date forward.  The parties intend that the net cash (after payment of current taxes due in connection with the Transaction and expenses related to the Transaction, including professional fees) retained by the Company at closing will be approximately $1.4 million, and that the net tangible book value of the other retained assets will be approximately $8.5 million.

Under the asset purchase agreement, USANA has agreed that it will not, directly or indirectly, take or permit to be taken, certain actions regarding other acquisition or similar transaction proposals.  Among other things, USANA may not take any action to solicit, initiate or encourage such a proposal, or engage in negotiations with, or disclose any nonpublic information relating to USANA or afford access to its properties, books or records to any person that may be considering making, or has made, such a proposal.  This covenant does not prohibit USANA and its board of directors from (1) taking and disclosing a position with respect to a tender offer by a third party pursuant to Rules 14d-9 and 14e-2 (a) promulgated by the SEC under the Exchange Act, or (2) furnishing information, including without limitation nonpublic information to, or entering into negotiations with, any person or entity that has indicated its willingness to make an unsolicited bona fide proposal to acquire USANA pursuant to a merger, consolidation, share exchange, purchase of a substantial portion of the assets, business combination or other similar transaction, if, and only to the extent that, (A) the unsolicited bona fide proposal is made by a third party that the board of directors in good faith determines has the good faith intent to proceed with negotiations to consider, and financial capability to consummate, such a proposal, and (B) the board of directors, after duly considering the written advice of outside legal counsel, determines in good faith that response to the proposal is required for the board of directors to comply with its fiduciary duties to shareholders imposed by applicable law.  USANA is required contemporaneously with furnishing information to, or entering into discussions or negotiations with, such a person or entity to provide written notice to UAC and Gull Holdings to the effect that it is furnishing information to, or entering into discussions or negotiations with, such person or entity.  USANA must also use all reasonable efforts to keep UAC and Gull Holdings informed in all material respects of the status and terms of those negotiations or discussions (including without limitation the identity of the person or entity with whom such negotiations or discussions are being held) and provides UAC and Gull Holdings with copies of any written proposals, as amended.  In such an event, USANA and Gull Holdings would enter into a confidentiality agreement with respect to any such information delivered to them.

The Transaction will result in management changes in the Company.  Dr. Wentz and David Wentz will resign from the Company at the closing to permit them to assume the management and control of UAC and preserve the continuity of the business of developing, manufacturing and distributing the current product line through the existing network marketing system.  UAC will assume all benefit and welfare plans, including the 401(k) savings plan, cafeteria plan, medical, dental, term life and disability insurance plans currently in effect at the Company.

UAC also will assume assignment of the entire network marketing distribution system, including all Associate agreements, Associate compensation obligations, and all Preferred Customer accounts.  All Associate downlines and sales networks will remain intact as at the date of closing.  It is anticipated that there will be no interruption in the sales or payment cycles for Associates or in the delivery of product.  Telephone numbers, Internet URLs, e-mail addresses and other contact information for the business will be assigned to UAC and will continue without change after the Transaction.

Gilbert A. Fuller and John B. McCandless will be the only employees of the Company that remain following the closing of the Transaction.  The board of directors will accept the resignations of Dr. Wentz, David Wentz, and Denis Waitley (who is expected to continue his consulting functions with UAC following the closing).  Mr. Fuller and Mr. McCandless will be appointed to the board of directors to fill the vacancies created by these resignations.  The other members of the board of directors will be Robert Anciaux, Jerry McClain, and Ronald Poelman, all of who currently serve as directors of the Company.  Mr. Fuller will be appointed CEO and Mr. McCandless will be appointed President.

The Transaction was approved on behalf of the Company by a Special Committee of the board of directors, comprised of Messrs. Anciaux, McClain, and Poelman.  The Special Committee obtained an opinion of an independent valuation expert, Houlihan Valuation Advisors, that the Transaction is fair to the Company and its shareholders.  The Special Committee also approved the Transaction subject to approval by a majority of the issued and outstanding shares of the Company and by approval of the disinterested shareholders, as determined by the Special Committee.  A Special Meeting of Shareholders will be held, to obtain the vote of the shareholders.  The record date for determining those shareholders who will receive notice of and who may vote at the Special Meeting is March 20, 2002.  The Company will file a proxy statement regarding the Special Meeting and will mail information to shareholders in connection with the Special

Committee’s recommendation that the shareholders approve the Transaction.  The proxy statement will contain a more complete description of the proposed Transaction and its terms, including a copy of the relevant agreements.

Industry Overview

The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to enhance the body’s performance and wellness.  The four major product categories within the nutrition industry are:

•                       Nutritional Supplements – products such as vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived from these substances,

•                       Natural and Organic Foods – products such as cereals, milk, non-dairy beverages and frozen entrées,

•                       Functional Foods – products with added ingredients or fortification specifically for health or performance purposes, and

•                       Cosmeceuticals – products combining nutrition with skin care.

In the Annual Industry Overview 2001 the Nutrition Business Journal (“NBJ”) stated that its research suggests the overall market for nutritional products in the United States is approximately $49.5 billion per year and growing at an estimated 6.4% annual rate.  NBJ also stated that the global nutritional industry is estimated to be $140 billion.  According to NBJ, of the approximate $49.5 billion sold in the United States, functional foods make up 35%, nutritional supplements 34%, natural and organic foods 23%, and cosmeceuticals 8%.

USANA believes that the following factors drive growth in the nutrition industry:

•                       The general public’s heightened awareness and understanding of the connection between diet and health,

•                       The aging population, particularly the baby-boomer generation, which tends to use more nutritional supplementation as it ages,

•                       The worldwide trend toward preventive health care, and

•                       Product introductions in response to new scientific research.

Nutritional products are distributed through six major sales channels.  Each channel has changed in recent years primarily due to advances in technology and communications resulting in improved product distribution and faster dissemination of information.  The major sales channels are as follows:

•                       Network marketing,

•                       Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores,

•                       Natural health food retailers,

•                       Mail order,

•                       Practitioners, and

•                       The Internet.

USANA primarily produces nutritional supplement products and distributes all products through the network marketing distribution channel.  During 2001, there was a general weakness in the U.S. economy.  An industry reporting source, Information Resources, Inc., disclosed an industry-wide decrease in the nutritional supplement segment in 2001.  Following the terrorist attacks in the United States and related events that occurred in September 2001, most sales channels declined further as consumer confidence continued to weaken.  However, we believe that USANA was not directly adversely affected as a result of the events in September 2001.

Operating Strengths

USANA’s objective is to be a leading developer, manufacturer and distributor of science-based health products.  We believe that we will be able to continue to grow and achieve this objective by capitalizing on the following operating strengths:

Science-based Products. USANA has developed a line of high-quality health products based upon a combination of published research, in vitro testing, in-house clinical studies and sponsored research.  We believe that the identification and delivery of essential vitamins, minerals and other supplements will help individuals achieve and maintain lifelong health.

Strong Research and Development. USANA’s research and development effort is directed by Dr. Wentz and is supported by a team of 22 scientists and researchers, including five scientists holding Ph.D. degrees.  In its research and development laboratory, USANA’s scientists and researchers:

•                       Investigate in vitro activity of new natural extracts,

•                       Identify and research combinations of nutrients that may be candidates for new products,

•                       Study the metabolic activity of existing and newly identified nutritional supplements,

•                       Enhance existing products as new discoveries in nutrition are made and as required to enter international markets, and

•                       Formulate products to meet regulatory requirements of international markets.

USANA also performs retrospective analyses of anecdotal information provided by consumers of its products.  In addition, we continue to perform double-blind, placebo-controlled clinical studies intended to further evaluate the efficacy of our products.

In-house Manufacturing. USANA believes that its ability to manufacture a significant portion of its products is a competitive advantage and contributes to its ability to provide high-quality products for several reasons:

•                       USANA is able to better control the quality of raw materials and the purity and potency of finished products,

•                       USANA can more reliably monitor the manufacturing process to reduce the risk of product contamination, and

•                       USANA believes it can continually improve the underlying costs associated with manufacturing nutritional supplements.

Attractive Associate Compensation Plan and Benefits. USANA is committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute its sales force.  We believe the USANA Associate compensation plan is one of the most financially rewarding in the network marketing industry.  Associate incentives totaled approximately $44 million or 38.4% of net sales in 2001. USANA pays Associate incentives weekly.  The USANA compensation plan is a global seamless plan, meaning that Associates can recruit and be compensated each week for their business success in any USANA market.  To support the Associates, USANA sponsors events throughout the year, which offer information about products and the network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and USANA management.

Experienced Management Team.  USANA’s management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, customer network development, information technology, finance, operations and manufacturing.  The current executive management team has been in place for several years and has been responsible for strengthening our internal controls, financial condition and infrastructure to support growth and international expansion.

Growth Strategy

Attract and Retain Associates and Preferred Customers. USANA recognizes the need to continue to attract and retain Associates.  As of December 29, 2001, USANA had approximately 86,000 Associates and 77,000 Preferred Customers, compared to 93,000 Associates and 76,000 Preferred Customers at the end of 2000.  USANA believes that the decline in the number of Associates is due in part to the adoption of the value initiative introduced in February 2000, which resulted in a shift in the customer base to a larger percentage of Preferred Customers.  That trend continued during 2001.  In response to this change in the customer base, USANA declared 2001 as, “The Year of the Business”, and determined to place greater focus on building the Associate base and assisting the Associates in building their business.  This focus included holding large quarterly meetings in four different cities in the United States and Canada and introducing “Health & Freedom Thursdays”.  The intent of these meetings was to provide additional training and resources for Associates to build a successful business with USANA.  We believe this renewed emphasis on Associate building will improve the retention rate for Associates.

Enter New Markets. USANA believes that, in addition to the North American market, significant growth opportunities continue to exist in international markets.  In October 2001, USANA began local operations for consumers in Japan.  USANA bases the decision to enter Japan or any other new market on an assessment of several factors, including market size, anticipated demand for USANA products, receptivity to network marketing, ease of entry, including possible regulatory restrictions on the products or marketing system.  USANA has begun to register certain products with regulatory and government agencies in order to prepare for further international expansion.

USANA will, wherever possible, continue to seamlessly integrate the Associate compensation plan in each market to allow Associates to receive commissions for global and not merely local product sales.  This seamless downline (Associate’s sales organization, including the Associate’s recruits and their recruits) structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets.  USANA believes this seamless compensation plan can significantly enhance its ability to expand internationally and intends, where permitted, to integrate future markets into the plan.

Introduce New Products. USANA uses its research and development capabilities to introduce innovative products and to continuously enhance existing products.  During 2001, USANA introduced several new products.  USANA introduces new products throughout the year, primarily at Company-sponsored events.

Pursue Strategic Acquisitions. USANA believes that attractive acquisition opportunities may arise in the future.  We intend to pursue strategic acquisition opportunities that would expand product lines, enhance manufacturing and technical expertise, allow vertical integration or otherwise complement our business or further our strategic goals.

Products

USANA’s primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensé™.  In each of the last three years, the USANA Nutritionals product line constituted 67% or more of net sales.  The principal product lines are briefly described below:

USANA® Nutritionals. This product line includes antioxidants, minerals, vitamins and other nutritional supplements.  USANA’s nutritional supplement products are designed to provide optimal absorption, bioavailability and efficacy.  The top-selling products are the USANA® Essentials, which include Mega Antioxidant and Chelated Mineral, and Proflavanol®, which totaled approximately 28% and 12%, respectively, of net sales in 2001.  Other products in this line include Body Rox™ (Essentials for Teens), Usanimals™ (Essentials for Kids), Poly C®, Procosamine II™, CoQuinone 30®, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, and Ginkgo-PS™.

LEAN Lifelong™. This product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names.  Nutrimeal™ and Fibergy® drink mixes, OptOmega®, SoyaMax™, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are now included in this product line.  USANA has developed a LEAN Team program to provide a comprehensive approach to weight management, proper diet and nutrition, and healthy living.  The program’s underlying principles, Lifestyle, Education, Activity and Nutrition, literally spell out the LEAN philosophy.  Developed with the assistance of health, nutrition and fitness experts, the USANA LEAN program seeks to use the latest developments in nutritional science, psychology and exercise physiology to promote lifelong health, fitness and wellness.

Sensé™. This product line includes scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of skin.  Products in this line include BeautiNutrients™, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal (Replenishing Crème), Serum Intensive (Skin Revival Complex), Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher and Energizing Shower Gel.

In addition to these three principal product lines, USANA has developed and sells to Associates materials designed to assist in building their business and selling the products.  These resource materials or sales aids include product brochures and business forms designed by USANA and printed by outside publishers.  USANA also contracts periodically with authors and publishers to produce or provide books, tapes and other items dealing with health topics and personal motivation, which are made available to Associates. USANA also writes and develops its own materials for audio and videotapes, which are produced by third parties.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their business.  Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs, and other products.  Associates do not earn commissions on sales aids, starter kits or logo merchandise.

Research and Development

USANA is committed to continuous product innovation and improvement through sound scientific research.  The mission of the research and development team is to develop, for all age groups, advanced health products that reduce the risk of chronic degenerative disease and promote life-long health.  The research efforts of USANA are enhanced using a combination of published research, in vitro testing, in-house clinical studies and sponsored research.  USANA periodically consults with a panel of physicians who provide advice on product development.  Research and development expenditures totaled $1.4 million in each of the years 1999, 2000, and $1.1 million in 2001.  We intend to continue to dedicate resources for the research and development of new products and reformulation of existing products.

USANA maintains a research and development program based upon established scientific research methodologies.  These modern research facilities located at Salt Lake City headquarters are equipped to conduct analytical testing of raw ingredients, raw material extraction research, in vitro testing, cell culture procedures and human bioavailability studies.  Anecdotal information from customers is reviewed and retrospective analyses are performed on this data.  In-house clinical studies are conducted on selected existing products for which the retrospective analysis has demonstrated a positive effect, and also on new products to investigate efficacy.

Manufacturing and Quality Assurance

During 2001, USANA manufactured products that accounted for approximately 63% of net sales at its Salt Lake City, Utah, manufacturing facility.  The production process includes the following steps:

•                       Identifying and evaluating suppliers of raw materials,

•                       Acquiring premium-quality raw materials,

•                       Weighing or otherwise measuring the raw materials,

•                       Mixing raw materials into batches,

•                       Forming the mixtures into tablets,

•                       Coating and sorting the tablets,

•                       Bottling and labeling the finished products, and

•                       Forming pouches and filling into boxes.

USANA’s manufacturing process uses automatic and semi-automatic equipment.  USANA conducts sample testing of raw materials and finished products for purity, potency and composition conforming to strict specifications. Constructed in 1996, the production facility is registered with the Food and Drug Administration (“FDA”) and Health Canada and has been inspected and certified by the Australian Therapeutic Goods Administration (“TGA”).  The manufacture of nutritional supplements and related products requires compliance with food-level Good Manufacturing Practice regulations (“GMP’s”) of the FDA, however USANA believes that its processes comply with that agency’s more demanding drug-level GMP’s.  The certification by the TGA also applies to that agency’s drug-level GMP’s.

USANA contracts with third-party manufacturers and vendors for the production of some of its products.  These third-party vendors and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with USANA’s product development team.

USANA conducts quality assurance in its two laboratories located in Salt Lake City, Utah.  In the microbiology laboratory, quality assurance personnel test for biological contamination of raw materials and finished goods.  In the analytical chemistry laboratory, scientists test for chemical contamination and accurate active ingredient levels of raw materials and finished products and conduct stability tests on finished products.  Our scientific staff also performs chemical assays on vitamins and mineral constituents under United States Pharmacopoeia and other validated methods.

Most of the raw ingredients used in the manufacture of our products are available from a number of suppliers.  USANA has not generally experienced difficulty in obtaining necessary quantities of raw ingredients.  When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials as needed and believe we will be able to do so in the future if the need arises.

Our manufacturing facility currently produces an average of 35 million tablets a month, using approximately 60% of capacity (assuming two eight-hour shifts per day, five days per week).  Our packaging equipment fills an average of 450,000 bottles a month, using approximately 50% of capacity (again assuming two eight-hour shifts per day, five days per week).

Distribution and Marketing

USANA distributes products through a network marketing system and sells directly to Preferred Customers.  Network marketing is a form of person-to-person direct selling through a network of vertically organized independent Associates who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers.  The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the Internet have contributed to the rapid growth of network marketing.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances.  USANA believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through other distribution channels.

Individuals who desire to sell USANA products become Associates by being sponsored into the program by another Associate and are then part of the sponsoring Associate’s downline.  New Associates must sign a written contract and agree to adhere to USANA’s Policies and Procedures.  Associates are also required to purchase a starter kit that includes a detailed manual of Policies and Procedures.  The purchase price of this kit is $49, which approximates its production and distribution cost.

An Associate may continue to distribute products until they are terminated by USANA or they voluntarily withdraw.  Initial training of Associates about USANA, its products, the compensation plan, and network marketing is provided primarily by an Associate’s sponsor and others in their “upline” sales organization’.  In addition, USANA develops and sells training materials and sales aids to assist in building the business and periodically, sponsors and conducts regional, national and international Associate events and intensive leadership training seminars.  Attendance at these sessions is voluntary, and USANA undertakes no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities.  Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities.  USANA also restricts Associates’ advertising and representations or claims concerning USANA products or the compensation plan.

The compensation plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training and retaining their downline organizations to sell USANA products to consumers. USANA believes its compensation plan is distinctive for its weekly distributions and equitable payouts, which are designed to create appropriate incentives for the sale of USANA products.  Each Associate must purchase and sell products in order to earn commissions and bonuses. Associates cannot simply recruit others for the purpose of developing a downline and earn income passively, depending solely on the efforts of the downline.

Associates can earn compensation in three ways:

•                       Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices,

•                       Generating sales volume points based on the sales activity of their downlines, and

•                       Participating in a leadership bonus pool based on certain performance requirements.

USANA seamlessly integrates the Associate compensation plan across all markets in which USANA products are sold, allowing Associates to receive commissions for global and not merely local, product sales.  This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders.  Associates may expand their downline organizations into new markets without establishing new downlines or requalifying for higher levels of compensation in the newly opened markets. USANA believes this seamless compensation plan significantly enhances its ability to expand internationally and we intend, where permitted, to continue to integrate new markets into this plan.

USANA offers a Preferred Customer program designed for consumers who desire to purchase USANA products for their personal use, but who choose not to resell or distribute the products.  We believe this program gives USANA access to a market that would otherwise be missed by targeting customers who enjoy USANA products, but prefer a mail order type relationship to a sales, distribution or other business relationship with USANA.  Preferred Customers may not engage in retail sales of products purchased through the program, although they may enroll as Associates at any time if they desire.  Only Associates are eligible to participate in the compensation plan.

USANA’s product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund.  USANA reimburses the Associate with product or credit on account upon receipt of proper documentation and the return of the remaining product.

All returned product within the first 30 days following purchase will be refunded at 100% of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate will result in cancellation of the Associate’s distributorship according to the terms of the Associate Agreement.  Returns as a percentage of net sales were 1.7% in 1999, 1.5% in 2000 and 1.4% in 2001.

Substantially all of our sales are made to Preferred Customers and through independent Associates.  No single Associate accounted for 5% or more of net sales in any of the last three fiscal years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA.  USANA employees and affiliates cannot be Associates, although there is no prohibition on family members becoming Associates as long as they do not reside in the same household as the employee or affiliate.  Associates may sell products only in markets where USANA has approved the sale of its products.

From time to time Associates fail to adhere to the USANA Policies and Procedures, including those governing the marketing of our products or making representations regarding the compensation plan.  We systematically review reports of alleged Associate misbehavior.  If we determine that an Associate has violated any of USANA’s Policies and Procedures, we may take a number of disciplinary actions.  For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions such as warnings, fines, or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance officer and a commission auditor also routinely review Associate activities.  Infractions of the Policies and Procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.

Information Technology

USANA believes that the ability to efficiently manage distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to its success.  During 2001, USANA developed and placed into service a new Java-based system that integrated a Web-enabled order-entry system with its inventory, production planning, fulfillment and financial systems.  USANA’s information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

Product Regulation. Manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of USANA products are subject to regulation by numerous governmental agencies in the United States and other countries.  In the United States, the FDA regulates USANA’s products under the Food, Drug, and Cosmetic Act (“FD&C”) and regulations promulgated under that act. USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency.  Advertising of our products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act.  The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which we distribute products.

The majority of USANA’s products are regulated as dietary supplements under the FD&C.  Dietary supplements are also regulated under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).  We believe DSHEA is favorable to the dietary supplement industry.  Some of our drinks, food bar and other products are regulated as foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).  The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods.  Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date.

Under these regulations, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999.  All companies in the dietary supplement industry were required to comply with these new regulations. USANA updated product labels in 1997 in response to these new regulations.  The FDA also announced that it is considering the adoption of new GMP’s specific to dietary supplements.  These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s.  USANA believes that it currently manufactures its dietary supplement products according to the standards of the FDA’s drug-level GMP’s.  However, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law if new GMP’s are adopted.

Other products marketed by USANA include cosmetics and products deemed to be over-the-counter (“OTC”) drugs.  In general, our cosmetic products currently are not subject to pre-market approval by the FDA.  However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions.  Cosmetics also are subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act.  Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as our sunscreens and anti-cavity dental treatment gel, are regulated as drugs.  OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing.  Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product.  If the rule becomes final, we would have to stop marketing the product as currently formulated.  Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FD&C including GMP’s, labeling, and the FD&C’s misbranding and adulteration provisions.

Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  Section 12 of the FTC Act provides that the dissemination of or causing to be disseminated any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  Pursuant to this FTC requirement, USANA is required to have adequate substantiation for all material advertising claims made for our products.

In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies.  The FTC has issued a guidance document to assist companies in understanding and complying with the substantiation requirement.  We have organized the documentation to support our advertising and promotional practices in compliance with the guidelines.

The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions.  FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public.  Violation of these orders could result in substantial financial or other penalties.  USANA has not been the subject of any action by the FTC, but any action in the future by the FTC could materially adversely affect USANA’s ability to successfully market its products.

In markets outside the United States, prior to commencing operations or marketing products, USANA may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. USANA must also comply with local product labeling and packaging regulations that vary from country to country.

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

Network Marketing Regulation. Other laws and regulations affecting USANA prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as “pyramid,” “chain distribution,” or “endless chain” schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme.  Often, these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards requiring little or no effort.  Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than investments in the organizations or other non-retail sales related criteria or activity.  Where required by law, USANA obtains regulatory approval of its network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

USANA occasionally receives requests to supply information regarding its network marketing plan to regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that the network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be in compliance with applicable laws and regulations.  Failure by USANA or an Associate to comply with these laws and regulations could have an adverse material effect on USANA in a particular market or in general.  Any or all of these factors could adversely affect the way USANA does business and could affect our ability to attract potential Associates or enter new markets.  In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines.  Although USANA has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate USANA in the future.

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

Competition

The business of developing and distributing nutritional, personal care and weight management products such as those offered by USANA is highly competitive.  Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for Associates.  USANA competes directly with other entities that develop, manufacture, market and distribute products in each of our product lines.  USANA competes with these entities by emphasizing the underlying science, value and high quality of products as well as the convenience and financial benefits afforded by the network marketing system.  However, many of our competitors are substantially larger than USANA and have greater financial resources and broader name recognition.  USANA’s markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

The nutritional supplement market is characterized by:

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

Similar factors are also characteristic of products comprising USANA’s other product lines.  There can be no assurance that USANA will be able to effectively compete in this intensely competitive environment.  In addition, nutritional, personal care and weight management products can be purchased in a wide variety of channels of distribution, including retail stores.  USANA’s product offerings in each product category are relatively few compared to the wide variety of products offered by many of its competitors and are often premium priced.  As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

USANA also competes with other network marketing organizations for the time, attention and commitment of new and current Associates.  Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates.  USANA believes that it offers a rewarding Associate compensation plan and attractive Associate benefits and services.  To the extent practicable, our Associate compensation plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements.  We pay Associate incentives weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions.  There can be no assurance that our programs for recruiting and retaining Associates will be successful.  We also compete for the time, attention and commitment of this independent Associate force.  The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.  Our Associate base has declined in each of the last three years.  Although we believe that USANA offers an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

USANA believes that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide.  Leading competitors in the nutritional network marketing and nutritional product markets include Herbalife International, Inc., Nature’s Sunshine Products, Inc., Twinlab Corporation, Weider Nutrition, NBTY and Nu Skin International, Inc. USANA believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with USANA in certain product lines and for Associates.  There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

Product names used in this report are, in certain cases, trademarks and are also the property of USANA.

Trademarks. USANA uses registered trademarks in its business, particularly relating to the corporate and product names.  We own 12 trademarks registered with the United States Patent and Trademark Office.  We also have five pending applications to register trademarks in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We also have filed applications and own trademark registrations, and we intend to register additional trademarks, in foreign countries where USANA products are or may be sold in the future.  Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

USANA also claims certain product names, unregistered trademarks and service marks under common law.  Common law trademark rights do not provide the same level of protection afforded by registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.  USANA believes these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA and the marketing of USANA products.  We therefore believe that these proprietary rights have been and will continue to be important in enabling USANA to compete.

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

Patents.  USANA has applied for and been given official notice for the allowance of two patents in 2001.  We expect that these patents will issue during early 2002, after which the patents will continue in force for 17 years from the date of issue.  These patents are process patents and relate to the method of extracting an antioxidant from olives and the waste products of olive oil production.  We are currently discussing licensing agreements with several vendors to make olive extract using our patented process.  At this stage, it is very difficult to determine the exact future benefit of these patents to USANA.  However, we believe that the patents have the potential for significant revenue in the future through new product development and royalties from licensing.

USANA intends to protect its legal rights concerning intellectual property by all appropriate legal action.  USANA may become involved from time to time in litigation to determine the enforceability, scope and validity of any of the foregoing proprietary rights.  Any patent litigation could result in substantial cost and divert the efforts of USANA’s management and technical personnel.

Seasonality

USANA believes that the impact of seasonality on its results of operations is not material, although historically growth has been slower in the fourth quarter of each year.  This could change as new markets are opened and become a more significant part of our business.

Backlog

USANA typically ships products within 72 hours after the receipt of the order. As of December 29, 2001, there was no significant backlog.

Working Capital Practices

USANA maintains significant amounts of inventory in stock in order to provide a high level of service to its Associates and Preferred Customers.  Substantial inventories are required to meet the needs of USANA’s dual role as a manufacturer and a distributor.

Environment

USANA is not aware of any instance in which it has contravened federal, state or local provisions enacted for or relating to protection of the environment or in which it otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations.

Employees

As of March 20, 2002, we had 459 employees (as measured by full time equivalency), as follows: 362 in the United States, 46 in Australia-New Zealand, 18 in Canada, 18 in Hong Kong and 15 in Japan.  Of these employees, 195 are involved in customer service and order entry, 90 in manufacturing and shipping, 149 in selling and administration and 25 in research and development and quality control.  Our employees are not represented by a collective bargaining agreement and we have not experienced work stoppages as a result of labor disputes.  USANA believes its relationship with its employees is good.

Item 2. Properties

USANA’s corporate headquarters are located in Salt Lake City, Utah in a building of 184,000 square feet on a company-owned 16-acre parcel.  The allocation of this space includes approximately 44,000 square feet for manufacturing, packaging and distribution; 73,000 square feet of warehouse space; and 67,000 square feet occupied by executive and administrative personnel, customer services, research and development, and three laboratories.  During 2001, we completed construction on a new warehouse that added 80,000 square feet.

We believe that our facilities are suitable and adequate in relation to our needs for the foreseeable future.  Total monthly lease commitments for the properties under lease average approximately $150,000.  The following table summarizes our facilities as of December 29, 2001.

Location	Nature of Use	Square Feet	Held
Salt Lake City, UT USA	Corporate headquarters/manufacturing/warehouse	184,000	Owned
Tooele, UT USA	Call center	12,000	Leased
Ontario, Canada	Warehouse/distribution center/office	18,000	Leased
Sydney, Australia	Central office/call center/warehouse/distribution center	20,000	Leased
Auckland, New Zealand	Warehouse/distribution center/office	4,000	Leased
Causeway Bay, Hong Kong	Central office/call center	6,900	Leased
Tokyo, Japan	Central office/call center	12,000	Leased
Yokohama, Japan	Warehouse/distribution center	315	Leased
Idaho Falls, ID USA	Office	1,000	Leased
Kwai Chung, Hong Kong	Warehouse/distribution center	4,000	Leased

Item 3. Legal Proceedings

There are various lawsuits and claims against USANA that arise in the normal course of business.  Management believes based upon the opinion of company counsel, that as of December 29, 2001, there are no actions that will result in a material adverse effect on USANA’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 29, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

USANA’s common stock trades on the Nasdaq Stock Market under the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on the Nasdaq Stock Market for the periods indicated:

2000	High	Low
First Quarter	$8.00	$4.38
Second Quarter	$5.50	$2.38
Third Quarter	$4.31	$2.56
Fourth Quarter	$3.03	$0.88

2001	High	Low
First Quarter	$3.06	$1.25
Second Quarter	$2.38	$1.61
Third Quarter	$2.10	$1.40
Fourth Quarter	$1.80	$1.15

On March 20, 2002, the high and low sales prices of our common stock were $1.50 and $1.31, respectively.

Shareholders

As of March 20, 2002, we had approximately 645 holders of record of the common stock and an estimated 5,000 beneficial owners, including shares of common stock held in street name.

Dividends

USANA has never declared or paid cash dividends on its common stock. USANA currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.  Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, capital, financial condition and other factors deemed relevant by the Board of Directors.  USANA’s credit facility contains restrictions on the ability to declare cash dividends on its capital stock or redeem or retire that stock without the lender’s written consent.

Item 6. Selected Financial Data

The following page of selected consolidated financial data with respect to the consolidated statements of earnings and consolidated balance sheets for each of the last five fiscal years are derived from USANA’s audited consolidated financial statements for the relevant periods.  The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes thereto included in this report.

			Fiscal Year (1)
	1997	1998	1999	2000	2001
		(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales (2)	$88,543	$126,291	$134,312	$123,180	$114,280
Cost of sales (2)	21,174	30,133	30,099	36,344	32,802
Gross profit	67,369	96,158	104,213	86,836	81,478
Operating expenses:
Associate incentives	39,536	54,408	57,044	47,032	43,912
Selling, general and administrative (2)	16,056	25,163	31,778	32,939	32,286
Restructuring and impairment (3)	—	—	4,400	—	—
Research and development	1,245	1,362	1,377	1,410	1,080
Total operating expenses	56,837	80,933	94,599	81,381	77,278
Earnings from operations	10,532	15,225	9,614	5,455	4,200
Other income (expense), net	166	178	(48)	(677)	(692)
Earnings before income taxes	10,698	15,403	9,566	4,778	3,508
Income taxes	4,116	5,906	3,665	1,911	1,309
Net earnings	$6,582	$9,497	$5,901	$2,867	$2,199
Earnings per share:
Basic	$0.52	$0.73	$0.49	$0.29	$0.23
Diluted	$0.49	$0.68	$0.47	$0.29	$0.23
Weighted average shares outstanding:
Basic	12,741	12,937	12,158	9,787	9,678
Diluted	13,319	13,929	12,473	9,890	9,706
Dividends per share	—	—	—	—	—

	As of
	Dec. 27, 1997	Jan. 2, 1999	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001

		(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,608	$2,617	$1,411	$2,900	$2,465
Working capital	4,569	7,899	(1,281)	2,308	350
Current assets	11,273	16,615	15,048	16,927	14,189
Total assets	26,369	39,426	36,773	35,492	35,354
Long-term debt, less current maturities	—	—	7,500	8,000	6,000
Stockholders’ equity	19,258	30,086	12,919	12,873	14,527
Other Data:
Current Associates	84,000	116,000	113,000	93,000	86,000
Preferred Customers	9,000	26,000	46,000	76,000	77,000

(1)               The 1997, 1999, 2000 and 2001 fiscal years were 52-week years. Fiscal year 1998 was a 53-week year.  Fiscal year 1997 covered the period December 29, 1996 to December 27, 1997.  Fiscal year 1998 covered the period December 28, 1997 to January 2, 1999.  Fiscal year 1999 covered the period January 3, 1999 to January 1, 2000.  Fiscal year 2000 covered the period January 2, 2000 to December 30, 2001.  Fiscal year 2001 covered the period December 31, 2000 to December 29, 2001.

(2)               The financial results for the years ended above are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 (“EITF 00-10”).  For additional information on EITF 00-10, see page 17 in the “Overview” section and Note A of the audited consolidated financial statements included in this report.

(3)               For information on the restructuring and impairment charge during 1999, see the “Results of Operations” section of Item 7 on page 22 as well as Note G of the audited consolidated financial statements included elsewhere in this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

USANA develops and manufactures high-quality nutritional, personal care and weight management products.  USANA distributes its products through a network marketing system.  As of December 29, 2001, USANA had approximately 86,000 Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom.

The financial results for any quarter and year included in this report, as reported, have been adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 (“EITF 00-10”).  Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue.  The corresponding expenses are reported as cost of sales.  Prior to 2000, we reported freight income and expense as a net amount within selling, general and administrative expense.

Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials.  USANA also sells products directly to Preferred Customers who desire to purchase products for personal use and are not permitted to resell or distribute the products.  As of December 29, 2001, USANA had approximately 77,000 Preferred Customers.

USANA recognizes revenue when products are shipped and title passes to the customer.  In 2001, sales in the five primary markets, the United States (which includes direct sales into Japan and the United Kingdom), Canada, Australia-New Zealand, Hong Kong and Japan, were 57.9%, 24.5%, 12.5%, 4.6% and 0.5%, respectively, of net sales.  As USANA expands into additional international markets, it expects international operations to account for an increasing percentage of net sales.

Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance and overhead directly associated with the procurement and production of products and sales materials as well as duties and taxes associated with product exports.  In 2001, products manufactured by USANA accounted for approximately 63% of net sales.  As international sales increase as a percentage of net sales, USANA expects that the overall cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international expansion.

Associate incentives are USANA’s most significant expense and were 38.4% of net sales in 2001.  Associate incentives include commissions and leadership bonuses, and are paid weekly based on sales volume points.  Most products are assigned a sales volume point value independent of the product’s price.  Associates earn commissions based on sales volume points generated in their downline. Generally, Associate kits, sales aids and logo merchandise, such as items of clothing and luggage, have no sales volume point value and commissions are not paid on the sale of these items.

USANA closely monitors the amount of Associate incentives paid as a percentage of net sales and may from time to time adjust its Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings.  This must be done while continuing to maintain an appropriate incentive for Associates.

Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotion and advertising, and professional fees along with other marketing and administrative expenses.  Wages and benefits represent the largest component of selling, general and administrative expenses.  Myron Wentz Ph.D. is the President, Chief Executive Officer and Chairman of the Board of Directors of USANA.  Dr. Wentz does not receive a salary and USANA does not anticipate that he will take a salary for the foreseeable future.  However, if Dr. Wentz were to take a salary, or if a new President or Chief Executive Officer were retained and paid a customary salary and benefits, selling, general and administrative expenses would increase as a result of the compensation paid.  As a result of substantial investments in a new order-entry system, computer and telecommunications equipment and systems to support international expansion, USANA has significant depreciation and amortization expense.  USANA anticipates that additional capital investments will be required in future periods to promote and support growth in sales and the increasing size of the customer base, which includes both Associates and Preferred Customers.

Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products and reformulating products for introduction in international markets.

USANA operates on a 52-53 week year, ending on the Saturday closest to December 31.  Fiscal year 1999 covered the period January 3, 1999 to January 1, 2000.  Fiscal year 2000 covered the period January 2, 2000 to December 30, 2001.  Fiscal year 2001 covered the period December 31, 2000 to December 29, 2001.  Fiscal year 2002 will cover the period December 30, 2001 to December 28, 2002.

Results of Operations

The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:

		Fiscal Year
	1999	2000	2001
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	22.4	29.5	28.7
Gross profit	77.6	70.5	71.3
Operating expenses:
Associate incentives	42.5	38.2	38.4
Selling, general and administrative	23.7	26.8	28.3
Restructuring and impairment	3.3	—	—
Research and development	1.0	1.1	0.9
Total operating expenses	70.5	66.1	67.6
Earnings from operations	7.1	4.4	3.7
Other income (expense), net	—	(0.5)	(0.6)
Earnings before income taxes	7.1	3.9	3.1
Income taxes	2.7	1.6	1.2
Net earnings	4.4%	2.3%	1.9%

Years Ended December 29, 2001 and December 30, 2000

Net Sales.  Net sales decreased 7.2% to $114.3 million in 2001, a decrease of $8.9 million from $123.2 million in 2000.  The decrease in net sales is a result of an overall 7.5% decline in the Associate base and weaker foreign currencies relative to the U.S. dollar, which negatively affected the translation of sales in foreign markets.

During the fourth quarter of 2001, we began serving customers directly from our operations in Japan.  Sales in our Japan market have yet to reach expected levels.  Despite the disappointment with the current level of sales in Japan, we are still optimistic that sales levels will continue to improve and remain committed to this market.  Sales to Japan under our direct export program, which are included in the United States results, totaled $2.6 million in 2001 compared to $711,000 in 2000.

The following tables illustrate the growth (decline) in net sales and customers by market for the years ended December 30, 2000 and December 29, 2001.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan:

	Sales By Market (in thousands) Year Ended
Market					Change from Prior Year	Percent Change
	2000		2001
United States	$68,526	55.6%	$66,140	57.9%	$(2,386)	(3.5)%
Canada	29,204	23.7%	28,013	24.5%	(1,191)	(4.1)%
Australia-New Zealand	18,979	15.4%	14,299	12.5%	(4,680)	(24.7)%
Hong Kong	6,471	5.3%	5,208	4.6%	(1,263)	(19.5)%
Japan	—	0.0%	620	0.5%	620	N/A
Consolidated	$123,180	100.0%	$114,280	100.0%	$(8,900)	(7.2)%

Current Associates By Market

Market	As of December 30, 2000		As of December 29, 2001		Change from Prior Year	Percent Change
United States	45,000	48.4%	39,000	45.3%	(6,000)	(13.3)%
Canada	21,000	22.6%	22,000	25.6%	1,000	4.8%
Australia-New Zealand	19,000	20.4%	15,000	17.4%	(4,000)	(21.1)%
Hong Kong	8,000	8.6%	7,000	8.1%	(1,000)	(12.5)%
Japan	–	0.0%	3,000	3.5%	3,000	N/A
Consolidated	93,000	100.0%	86,000	100.0%	(7,000)	(7.5)%

Preferred Customers By Market

Market	As of December 30, 2000		As of December 29, 2001		Change from Prior Year	Percent Change
United States	44,000	57.9%	46,000	59.7%	2,000	4.5%
Canada	19,000	25.0%	20,000	26.0%	1,000	5.3%
Australia-New Zealand	11,000	14.5%	10,000	13.0%	(1,000)	(9.1)%
Hong Kong	2,000	2.6%	1,000	1.3%	(1,000)	(50.0)%
Japan	–	0.0%	–	0.0%	–	0.0%
Consolidated	76,000	100.0%	77,000	100.0%	1,000	1.3%

Total Customers By Market

Market	As of December 30, 2000		As of December 29, 2001		Change from Prior Year	Percent Change

United States	89,000	52.7%	85,000	52.1%	(4,000)	(4.5)%
Canada	40,000	23.7%	42,000	25.8%	2,000	5.0%
Australia-New Zealand	30,000	17.7%	25,000	15.4%	(5,000)	(16.7)%
Hong Kong	10,000	5.9%	8,000	4.9%	(2,000)	(20.0)%
Japan	–	0.0%	3,000	1.8%	3,000	N/A
Consolidated	169,000	100.0%	163,000	100.0%	(6,000)	(3.6)%

Gross Profit. Gross profit increased to 71.3% of net sales in 2001 from 70.5% in 2000. The increase in gross profit as a percentage of net sales can be attributed to:

•                       A change in our pricing on new products introduced during 2001,

•                       Improved procurement efficiencies and inventory management, and

•                       A decrease in product devel0opment costs in 2001, resulting from new products introduced during 2000.

The change in pricing was intended to make it easier for Associates to build their business.  New products have better gross margins and pay Associates at a higher rate.  The increase in gross profit was partially offset by the compression of gross margins as a result of weaker foreign currencies relative to the U. S. dollar.  USANA believes that gross profit for 2002 will continue to improve in relation to net sales as a result of the change in pricing.

Associate Incentives.  Associate incentives increased to 38.4% of net sales in 2001 from 38.2% in 2000.  The increase in Associate incentives relative to net sales can primarily be attributed to the change in pricing on new products introduced in 2001.

Selling, General and Administrative.  Selling, general and administrative expenses increased to 28.3% of net sales in 2001 from 26.8% in 2000.  This increase as a percentage of net sales is a direct result of declining sales and the expenses incurred in connection with the new operations in Japan.  USANA made a company-wide effort to better manage costs and was able to reduce selling, general and administrative expenses in absolute terms during 2001 by $4.1 million, excluding the costs associated with the Japan market.

USANA will continue to search for ways to reduce selling, general and administrative expenses for 2002.  However, these expenses are expected to continue at a high level due to the first full year of operations in Japan and as a result of potential costs to pursue new international opportunities.

Other Income (Expense).  Interest expense decreased $397,000 in 2001 when compared to 2000.  This decrease is a result of lower interest rates and reduced debt levels throughout 2001.  Additional changes in other income (expense) include:

•                       A difference of $665,000 from a foreign currency exchange gain of  $417,000 in 2000 to a loss of $248,000 in 2001, and

•                       A $151,000 one-time benefit resulting from dissolving the operating entity in the United Kingdom.

Net Earnings.  Net earnings decreased to 1.9% of net sales in 2001 from 2.3% in 2000.  The decrease in net earnings can primarily be attributed to:

•                       Lower sales in 2001, and

•                       Costs associated with establishing operations in Japan.

Diluted earnings per share were $0.23 for 2001, a decrease of $0.06 from diluted earnings of $0.29 per share in 2000.

Years Ended December 30, 2000 and January 1, 2000

Net Sales.  Net sales decreased 8.3% to $123.2 million in 2000, a decrease of $11.1 million from $134.3 million in 1999.  The decrease in net sales was primarily the result of:

•                       The impact of the value initiative, introduced in February 2000, which reduced prices by an average of 24%,

•                       An overall 18% decline in the Associate base,

•                       Weaker foreign currencies relative to the U.S. dollar, which negatively affected the translation of sales in foreign markets, and

•                       The negative impact of the introduction of a Goods and Service Tax in Australia.

The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers.  The Preferred Customer base increased 65% from the 1999 levels.  During 2000, USANA also had direct export sales of approximately $600,000 to customers in Japan, compared to no sales in Japan in 1999.

The following tables illustrate the growth (decline) in net sales and customers by market for the years ended January 1, 2000 and December 30, 2000:

	Sales By Market (in thousands) Year Ended
Market	1999		2000		Change from Prior Year	Percent Change
United States	$73,231	54.5%	$68,526	55.6%	$(4,705)	(6.4)%
Canada	30,910	23.0%	29,204	23.7%	(1,706)	(5.5)%
Australia-New Zealand	27,230	20.3%	18,979	15.4%	(8,251)	(30.3)%
Hong Kong	2,941	2.2%	6,471	5.3%	3,530	120.0%
Consolidated	$134,312	100.0%	$123,180	100.0%	$(11,132)	(8.3)%

Current Associates By Market

Market	As of January 1, 2000		As of December 30, 2000		Change from Prior Year	Percent Change
United States	54,000	47.8%	45,000	48.4%	(9,000)	(16.7)%
Canada	26,000	23.0%	21,000	22.6%	(5,000)	(19.2)%
Australia-New Zealand	27,000	23.9%	19,000	20.4%	(8,000)	(29.6)%
Hong Kong	6,000	5.3%	8,000	8.6%	2,000	33.3%
Consolidated	113,000	100.0%	93,000	100.0%	(20,000)	(17.7)%

Preferred Customers By Market

Market	As of January 1, 2000		As of December 30, 2000		Change from Prior Year	Percent Change
United States	26,000	56.5%	44,000	57.9%	18,000	69.2%
Canada	11,000	23.9%	19,000	25.0%	8,000	72.7%
Australia-New Zealand	8,000	17.4%	11,000	14.5%	3,000	37.5%
Hong Kong	1,000	2.2%	2,000	2.6%	1,000	100.0%
Consolidated	46,000	100.0%	76,000	100.0%	30,000	65.2%

Total Customers By Market

Market	As of January 1, 2000		As of December 30, 2000		Change from Prior Year	Percent Change
United States	80,000	50.3%	89,000	52.7%	9,000	11.3%
Canada	37,000	23.3%	40,000	23.7%	3,000	8.1%
Australia-New Zealand	35,000	22.0%	30,000	17.7%	(5,000)	(14.3)%
Hong Kong	7,000	4.4%	10,000	5.9%	3,000	42.9%
Consolidated	159,000	100.0%	169,000	100.0%	10,000	6.3%

Gross Profit. Gross profit decreased to 70.5% of net sales in 2000 from 77.6% in 1999. The decrease in gross profit as a percentage of net sales can be attributed to:

•                       The impact of the value initiative, which reduced prices by an average of 24%,

•                       Inefficiencies in shipping approximately 25% more product as a result of the value initiative,

•                       The compressions of gross margins as a result of the weakening of foreign currencies relative to the U.S. dollar,

•                       The operating of production at less than capacity near the end of 2000 to reduce inventory levels, which resulted in overhead and direct labor costs flowing directly through cost of sales instead of being capitalized as a component of inventory, and

•                       Product development costs resulting from new products introduced during 2000.

Associate Incentives.  Associate incentives decreased to 38.2% of net sales in 2000 from 42.5% in 1999.  The decrease in Associate incentives as a percentage of net sales can be primarily attributed to the impact of the value initiative, which decreased the ratio of sales volume points to the wholesale price on customer product purchases.  Associate incentives are paid on the amount of sales volume points generated.

Selling, General and Administrative.  Selling, general and administrative expenses increased to 26.8% of net sales from 23.7% in 1999.  The increase in selling, general and administrative expenses can be attributed to:

•                       Sales and marketing activities to promote and support the value initiative,

•                       Inefficiencies in customer service expenses dealing with customer issues from a larger and changing customer base as a result of the value initiative,

•                       Spending in Japan, and in potential future markets, and

•                       Increased spending on activities related to the 2000 Annual International Convention.

Restructuring.  USANA recorded a restructuring charge and reserve totaling $2.7 million ($1.7 million after tax) in the third quarter of 1999.  The restructuring charge included the impact of a substantial reduction in the United Kingdom operations, liquidation of associated assets in the United Kingdom and a reduction of staff outside of the United Kingdom.  USANA did not have a similar charge in 2000.

Impairment.  In accordance with Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, USANA wrote off the remaining book value of a custom network marketing system totaling $1.7 million ($1.0 million after tax) in the third quarter of 1999. This charge was the result of the decision to replace the system with a new custom network marketing system.  This was a one-time charge in 1999 and did not affect 2000 results.

Interest Expense.  Interest expense increased substantially to 1.0% of net sales from 0.2% in 1999 as a result of the debt incurred during 1999 and early 2000.  The debt was incurred to effect the repurchase of 2.95 million shares of common stock from Gull Holdings, Ltd., USANA’s largest shareholder, and open-market purchases of approximately 531,000 shares of common stock under a share repurchase program.

Net Earnings.  Net earnings decreased to 2.3% of net sales in 2000 from 4.4% in 1999.  The decrease in net earnings can primarily be attributed to:

•                       Lower than expected sales,

•                       Substantially higher selling, general and administrative expenses, and

•                       Higher interest expense on debt incurred to fund the repurchase of common stock in 1999 and early 2000.

Diluted earnings per share were $0.29 for 2000, a decrease of $0.18 from diluted earnings of $0.47 per share in 1999.

Quarterly Financial Information

The table on the following page sets forth unaudited quarterly operating results for each of the last eight fiscal quarters as well as certain of the data expressed as a percentage of net sales for the periods indicated.  This information has been prepared by USANA on a basis consistent with the consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data.  Quarterly results are not necessarily indicative of future results of operations.  This information should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this report.

	Quarter Ended
	April 1, 2000	July 1, 2000	Sept. 30, 2000	Dec. 30, 2000	March 31, 2001	June 30, 2001	Sept. 29, 2001	Dec. 29, 2001
			(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$31,672	$31,437	$30,362	$29,709	$27,614	$28,606	$29,341	$28,719
Cost of sales	7,667	9,659	9,251	9,767	7,982	8,354	8,232	8,234
Gross profit	24,005	21,778	21,111	19,942	19,632	20,252	21,109	20,485
Operating expenses:
Associate incentives	12,763	11,947	11,275	11,047	10,503	10,958	11,187	11,264
Selling, general and administrative	8,317	8,521	8,247	7,854	7,574	8,150	8,538	8,024
Research and development	429	364	311	306	285	266	276	253
Total operating expenses	21,509	20,832	19,833	19,207	18,362	19,374	20,001	19,541
Earnings from operations	2,496	946	1,278	735	1,270	878	1,108	944
Other income (expense), net	(225)	(253)	(465)	266	(516)	(88)	(170)	82
Earnings before income taxes	2,271	693	813	1,001	754	790	938	1,026
Income taxes	909	277	325	400	283	296	352	378
Net earnings	$1,362	$416	$488	$601	$471	$494	$586	$648
Earnings per share:
Basic	$0.14	$0.04	$0.05	$0.06	$0.05	$0.05	$0.06	$0.07
Diluted	$0.13	$0.04	$0.05	$0.06	$0.05	$0.05	$0.06	$0.07
Weighted average shares outstanding:
Basic	10,048	9,733	9,683	9,683	9,683	9,683	9,682	9,664
Diluted	10,212	9,847	9,771	9,731	9,733	9,719	9,708	9,664

	Quarter Ended
	April 1, 2000	July 1, 2000	Sept. 30, 2000	Dec. 30, 2000	March 31, 2001	June 30, 2001	Sept. 29, 2001	Dec. 29, 2001
Consolidated Statements of earning as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.2	30.7	30.5	32.9	28.9	29.2	28.1	28.7
Gross profit	75.8	69.3	69.5	67.1	71.1	70.8	71.9	71.3
Operating expenses:
Associate incentives	40.3	38.0	37.1	37.2	38.0	38.3	38.1	39.2
Selling, general and administrative	26.3	27.1	27.2	26.4	27.4	28.5	29.1	27.9
Research and development	1.4	1.2	1.0	1.0	1.0	0.9	0.9	0.9
Total operating expenses	67.9	66.3	65.3	64.7	66.5	67.7	68.2	68.0
Earnings from operations	7.9	3.0	4.2	2.5	4.6	3.1	3.8	3.3
Other income (expense), net	(0.7)	(0.8)	(1.5)	0.9	(1.9)	(0.3)	(0.6)	0.3
Earnings before income taxes	7.2	2.2	2.7	3.4	2.7	2.8	3.2	3.6
Income taxes	2.9	0.9	1.1	1.3	1.0	1.0	1.2	1.3
Net earnings	4.3%	1.3%	1.6%	2.0%	1.7%	1.7%	2.0%	2.3%

USANA may experience variations in its results of operations from quarter to quarter as a result of factors that include the following:

•                       The timing of Company-sponsored Associate events,

•                       The recruiting and retention of Associates,

•                       Fluctuations in currency exchange rates,

•                       The opening of new markets,

•                       New product introductions,

•                       The timing of holidays, especially in the fourth quarter, which may reduce the amount of time Associates spend selling products or recruiting new Associates,

•                       The operation of the network marketing system,

•                       The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products,

•                       The adverse effect of a failure by USANA or an Associate, or allegations of a failure, to comply with applicable governmental regulations,

•                       The integration and operation of new information technology systems,

•                       The inability to introduce new products or the introduction of new products by competitors,

•                       Availability of raw materials,

•                       General conditions in the nutritional supplement, personal care and weight management industries or the network marketing industry, and

•                       Consumer perceptions of USANA’s products and operations.

Because USANA’s products are ingested by consumers or applied to their bodies, USANA is highly dependent upon consumers’ perception of the safety, quality and efficacy of its products.  As a result, substantial negative publicity, whether founded or unfounded, concerning one or more products or other products similar to the products could adversely affect our business, financial condition and results of operations.

As a result of these and other factors quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.  There can be no assurance that USANA will be able to increase its revenues in future periods or be able to sustain its level of revenue or its rate of revenue growth on a quarterly or annual basis.  Furthermore, no assurances can be given that revenue growth rate in new markets where operations have not commenced will follow this pattern.  Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors.  If that occurred, the market price of our common stock would likely be materially adversely affected.

Liquidity and Capital Resources

USANA has historically financed growth primarily with cash flows from operations.  In 2001, operations generated net cash of $10.0 million compared to $4.1 million in 2000.  Cash and cash equivalents decreased to $2.5 million at December 29, 2001 from $2.9 million at December 30, 2000.

On December 29, 2001, USANA had net working capital of $350,000 compared to $2.3 million at December 30, 2000.  The change in net working capital was primarily the result of investments in property and equipment and a $2.0 million increase in current maturities of long-term debt.

USANA invested $6.6 million in property and equipment in 2001 compared to $5.3 million in 2000.  Expanded warehouse space, improved technology systems, and investments related to newly opened operations in Japan comprise the majority of the investment in property and equipment in 2001.  USANA plans on spending significantly less on property and equipment in 2002 in comparison to 2001.

USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

During 1999, USANA entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million five year term loan and a $15 million three year revolving line of credit.  The credit facilities were amended in March 2001 and reduced the revolving line of credit to $12.5 million and did not require USANA to make quarterly principal payments on the term loan until March 2002.  Four principal payments of $500,000 per quarter will commence on March 1, 2002, and seven principal payments of $857,000 per quarter will commence on March 1, 2003, resulting in full repayment of the term loan on September 1, 2004.  The revolving line of credit expires on September 1, 2002.

The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios.  As of December 29, 2001, USANA was in compliance with these covenants.  As of December 29, 2001, $8.0 million was outstanding on the 5-year term loan and $4.1 million was outstanding on the line of credit.  For additional information on debt and operating lease commitments, see Notes E and I of the audited consolidated financial statements included elsewhere in this report.

USANA believes that its current cash balances, the available line of credit and cash provided by operations will be sufficient to cover its needs in the ordinary course of business for the foreseeable future.  If USANA experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  USANA may also require or seek additional financing, including through the sale of its equity securities to finance future expansion into new markets, finance capital acquisitions associated with growth and for other reasons.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Inflation

USANA does not believe that inflation has had a material impact on its historical operations or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We conduct business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations and net earnings are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Sales outside the United States represented 45.5%, 44.4% and 42.1% of net sales in 1999, 2000, and 2001, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, USANA’s reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which USANA sells its products.

USANA seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on USANA’s operating results.  As of December 29, 2001 and during the entire year of 2001, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound or Euro, to which, in aggregate, USANA had significant exposure.  In future years, when USANA has foreign currency exchange contracts in place at year-end, we will present the required information in tabular form.

As a last recourse for hedging currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with its foreign currency transactions.

Interest Rate Risks.  USANA currently carries $8.0 million in long-term debt with a bank at an effective interest rate of 4.3875%.  This long-term debt matures at the rate of $2.0 million in 2002, $3.4 million in 2003 and $2.6 million in 2004.  USANA also has a revolving line of credit with a bank with $4.1 million outstanding at December 29, 2001 with a weighted average interest rate of 4.103%.  The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in the loan agreements, with fixed rate term options of up to six months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $76,000, or approximately $0.01 per diluted share.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act.  These statements regard our expectations, hopes, beliefs, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below.  The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

We have recently announced that we intend to sell our business, including substantially all operating assets and liabilities, to our founder and CEO, Dr. Wentz.  This transaction is not without risk, including the fact that if approved, you will no longer have any interest in the business now conducted by USANA; you will own shares of a company with a business plan that contemplates the purchase of other businesses and similar transactions, none of which are presently identified.  See “Recent Developments” in, “Item 1. Business”, for a summary description of the proposed transaction.  More details will be mailed to shareholders after a definitive proxy can be filed with the Securities and Exchange Commission.  The transaction is subject to shareholder approval.  You should carefully read the proxy statement, including all of the exhibits and attachments that accompany it, before you decide how you will vote.  These transactions are often challenged by legal action.  If a lawsuit is filed in connection with the proposed transaction, the Company will incur expense to defend the lawsuit, which could be a substantial expense.  The transaction is also subject to conditions and covenants, including a covenant that limits the Company’s ability to pursue acquisitions and business opportunities in industries or marketing channels that would compete with the purchaser’s business.  There is no assurance the Company will succeed in identifying suitable acquisition targets or that the transactions it enters into or the businesses it acquires will be successful.  These and other risks arising out of the proposed transaction and from the business proposed to be conducted by the Company after the closing of the transaction may adversely affect the value of our common stock.

As a network marketing company, we do not have direct control over the marketing of our products.  We rely on non-employee, independent Associates to purchase, market and sell our products.  Associates are independent contractors who purchase products directly for their own use or for resale.  Associates typically work at the distribution of the products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us.  We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and provide motivational support to our Associates.  We undertake no effort to provide individual training to Associates. Associates may voluntarily terminate their agreements with us at any time.  There is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates.  Our net sales are directly dependent upon the efforts of these non-employee, independent Associates and future growth in sales volume will depend in large part upon our success in increasing the number of new Associates and improving productivity of the Associates.

We do not directly control the independent acts of Associates and the violation of applicable laws in the sale of our products or the promotion of our compensation plan could adversely affect our business.  Associates are required to sign and adhere to a written agreement and policies and procedures.  Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time create promotional materials or otherwise provide information that does not accurately describe our marketing program.  They also may make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters.  Such violations may result in legal action by regulatory agencies.  Future legal actions against Associates or others associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system.  We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our compensation plan are observed.  There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective.  Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.

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

The loss of key management personnel would adversely affect our business.  We depend on the services of our founder, Dr. Wentz, who serves as our President, Chief Executive Officer and Chairman of the Board.  We also rely on our other executive officers. Dr. Wentz is a highly visible spokesman for our products and our business, and we believe our success depends in large part on the continued visibility and reputation of Dr. Wentz, which helps distinguish us from our competitors.  Dr. Wentz is not a permanent resident of the United States and will likely spend no more than four months per year in the United States, however he devotes a majority of his time to our business and travels outside the United States to direct and promote our international expansion.  The loss or limitation of Dr. Wentz’s services as the lead spokesman for our business or our products, as a key developer of those products or as one of our executive officers could have a material adverse effect upon our business, financial condition and results of operations.

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

The ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.  Gull Holdings, Ltd., which is solely owned and controlled by Dr. Wentz, owned 49.5% of our outstanding common stock at December 29, 2001.  By virtue of this stock ownership, Gull Holdings, Ltd. may be able to exert significant influence over the election of the members of our Board of Directors and to exert significant influence over our affairs.  This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders.  In addition, Dr. Wentz and his son David Wentz currently serve on the Board of Directors.  There can be no assurance that conflicts of interest will not arise with respect to these directors or that conflicts will be resolved in a manner favorable to us.

There is no assurance of future industry growth.  There can be no assurance that the nutritional supplement market is as large as reported or that projected or expected growth will occur or continue.  Market data and projections, such as those presented in this report, are inherently uncertain and subject to change.  In addition, the underlying market conditions are subject to change based on economic conditions, consumer references and other factors that are beyond our control.  Recently, various publicly traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements.  There can be no assurance that an adverse change in size or growth rate of this market will not have a material adverse effect on our business, financial condition or results of operations.

Our products and manufacturing activities are subject to extensive government regulation.  The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries.  Details of these regulations are contained in “Business — Regulatory Matters.”

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

In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency.  For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia’s TGA.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  These activities are also subject to regulation by various agencies or the countries in which our products are sold.

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

Our business expansion into foreign markets is subject to risks.  We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998 and in Hong Kong in November 1999.  In 2000 we began limited business activity in Japan and launched more formal operations there in October 2001.  We ceased operations in the United Kingdom at the end of the first quarter of 2000.  We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts.  However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis or that new markets will be profitable.  We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market.  Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere.  We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market.  No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so would have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner.  In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity such as USANA, or to make it more difficult for us to recruit qualified Associates.  There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system such as ours. We believe our future success will depend in part on our ability to seamlessly integrate our Associate compensation plan across all markets in which our products are sold.  There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

An increase in the amount of incentives paid to Associates would reduce profitability.  An increase in the amount of incentives paid to Associates would reduce profitability.  A significant expense to USANA is the payment of incentives to Associates.  These incentives include commissions and leadership bonuses.  From time to time we have changed our Associate compensation plan to better manage these incentives as a percentage of net sales.  For example, during the third quarter of 1997, we introduced a broad re-pricing strategy across our product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product.  At the same time, we changed our leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points.  In February 2000, we introduced a broad re-pricing initiative reducing the average price of our products by approximately 24%.  This initiative actually decreased the amount of incentives as a percentage of net sales.  Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings.  There can be no assurance that these changes or future changes to the Associate compensation plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales.  Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates.  An increase in incentive payments to Associates as a percentage of net sales would reduce the profitability of USANA.

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

The loss of a significant Associate or downline organization could adversely affect our business.  We rely on the successful efforts of certain Associates. Our Associate compensation plan is designed to permit Associates to sponsor new Associates, creating multiple “business centers,” or levels in the marketing structure.  Sponsored Associates are referred to as “downline” Associates within the sponsoring Associate’s “downline network.”  If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor’s downline network.  As a result of this network marketing system, Associates develop business relationships with other Associates.  We believe our revenue is generated by thousands of Associates.  Consequently, the loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new Associates and other related expenses may adversely affect our business, financial condition and results of operations.  Moreover, the ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

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

Our business is subject to the risks associated with intense competition from larger, wealthier and more established competitors.  We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products as described in greater detail in “Business — Competition.”  Numerous manufacturers, distributors and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates.  There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition, personal care and weight management products can be purchased in a wide variety of channels of distribution including retail stores.  Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other companies.

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

Taxation and transfer pricing considerations affect our foreign operations.  Our principal domicile is the United States. Sales in the United States, Canada, Australia-New Zealand, Hong Kong, and Japan represented 57.9%, 24.5%, 12.5%, 4.6% and 0.5% of total sales in 2001, respectively.  We are subject to income taxes at an effective rate of 37%, 45%, 30%, 33%, 16% and 42% in the United States, Canada, Australia, New Zealand, Hong Kong and Japan, respectively.  Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes actually paid abroad.  As our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.  We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations such as the payment of Associate incentives.  If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected.  We believe that we operate in compliance with all applicable foreign exchange control and transfer pricing laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

Exchange rate fluctuations affect foreign operations.  Over the past several years, a significant amount of our net sales have been generated outside the United States.  We intend to continue to expand our foreign operations, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where we have operations.  Since a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and gross margins.  Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or continue activities in certain countries.  For instance, changes in currency exchange rates may affect the relative prices at which foreign competitors and we sell similar products in the same market.  As our business expands outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the U.S. dollar.  Accounting practices require that our non-U.S. sales and selling, general and administrative expenses be converted to U.S. dollars for reporting purposes.  Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.  Product purchases by our foreign subsidiaries are transacted in U.S. dollars.  As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future business, product pricing, results of operations or financial condition.  In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States.  We enter into forward foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers.  We generally do not use derivative instruments to manage currency fluctuations.  There can be no assurance that hedging transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations.  Those adverse effects would also adversely affect our business, financial condition and results of operations.

The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition and results of operations.  We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers.  Normally, materials used in manufacturing our products are purchased on account or by purchase order.  We have very few long-term agreements for the supply of these materials.  There is a risk that any of our suppliers or manufacturers could discontinue selling their products to us.  Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales.  In certain situations we may be required to alter our products or to substitute different products from another source.  In addition, we rely on third-party manufacturers for several of our products, including our food bars and drink mixes.  We have in the past discontinued or temporarily stopped sales of certain products manufactured by third parties while those products were on back order.  There can be no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay.  Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees and natural disasters or other catastrophic events.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.  Our products include nutritional supplements that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption. Some of our products contain innovative ingredients or combinations of ingredients.  Although we believe all of our products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form.  We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies.  Furthermore, because we are highly dependent on consumers’ perception of the efficacy, safety and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event those products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our products or a competitor’s similar products.

As a manufacturer we may be subject to product liability claims.  As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination.  To date, we have not been party to any product liability litigation, although certain individuals have asserted that they have suffered adverse consequences as a result of using our nutritional products.  These matters historically have been settled to our satisfaction and have not resulted in material payments.  We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims.  Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

Our business is subject to particular intellectual property risks.  Most of our products are not protected by patents.  The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers.  Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common.  Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances.  In this respect, we maintain an active research and development program that is devoted to developing better, purer and more effective formulations of our nutritional or other products.  We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products by relying on trade secret laws, although we have not to date entered into confidentiality agreements with certain of our employees involved in research and development activities.  Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada and many of the other countries in which we are either presently operating or plan to commence operations in the near future.  Notwithstanding our efforts as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful.  Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others.  If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.  There can be no assurance, however, that third-party claims will not in the future adversely affect our business, financial condition and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of USANA at December 29, 2001 were:

Name	Position
Myron W. Wentz, Ph.D.	President, Chief Executive Officer, and Chairman of the Board
David A. Wentz	Executive Vice President and Director
Gilbert A. Fuller	Senior Vice President and Chief Financial Officer
John B. McCandless IV	Senior Vice President and Chief Operating Officer
Ronald S. Poelman	Director
Robert Anciaux	Director
Denis E. Waitley, Ph.D.	Director
Jerry G. McClain	Director

The following sets forth the name, age, business experience for the last five years, selected biographical information and period of service for each of the Directors and executive officers of USANA at December 29, 2001.  Each director holds office until his successor is duly elected and qualified or until his resignation or removal, if earlier.  Executive officers serve at the will of the board of directors.

Myron W. Wentz, Ph.D., 61, founded USANA in 1992 and has served as the President, Chief Executive Officer and Chairman of the Board since its inception.  In 1974, Dr. Wentz founded Gull Laboratories, Inc., a developer and manufacturer of medical diagnostic test kits and the former parent of USANA.  Dr. Wentz served as Chairman of Gull from 1974 until 1998.  In 1998, Dr. Wentz founded Sanoviv, S.A. de C.V. (“Sanoviv”), a health and wellness center located near Rosarito, Mexico.  From 1969 to 1973, Dr. Wentz served as Director of Microbiology for Methodist Medical Center, Proctor Community Hospital, and Pekin Memorial Hospital, all of which are located in Peoria, Illinois.  Dr. Wentz received a B.S. in Biology from North Central College, Naperville, Illinois, a M.S. in Microbiology from the University of North Dakota, and a Ph.D. in Microbiology with an emphasis in Immunology from the University of Utah.

David A. Wentz, 31, joined USANA as a part-time employee in 1992.  He has been a full-time employee since March 1994 and a member of the USANA’s board of directors since 1993.  Mr. Wentz was appointed to the position of Executive Vice President of USANA in October 2001.  He served as the Senior Vice President of Strategic Development from June 1999 to October 2001 and as the Vice President of Strategic Development from August 1996 to June 1999.  Mr. Wentz received a B.S. degree in Bioengineering from the University of California, San Diego.  Mr. Wentz is the son of Dr. Wentz.

Gilbert A. Fuller, 61, joined USANA in May 1996 as the Vice President of Finance.  Mr. Fuller served in this role from May 1996 to June 1999, when he was appointed Senior Vice President.  Mr. Fuller has been the Chief Financial Officer since October 1997.  From January 1994 to May 1996, Mr. Fuller was the Executive Vice President of Winder Dairy, Inc., a regional commercial dairy operation.  From May 1991 through October 1993, Mr. Fuller was Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and network marketer of personal care products.  From July 1984 through January 1991, Mr. Fuller was the Vice President and Treasurer of Norton Company, a multinational manufacturer of ceramics and abrasives. Mr. Fuller is a Certified Public Accountant and received a B.S. in Accounting and an MBA from the University of Utah.

John B. McCandless IV, 54, joined USANA in October 1995 as the Director of Scientific Operations and served as Vice President of Operations from June 1996 to June 1999, when he was appointed Senior Vice President.  Mr. McCandless has been the Chief Operating Officer since October 1997.  From October 1995 to June 1996, he was the Director of Scientific Operations.  From January 1994 to October 1995, he was a consultant with Apogee Strategic Services.  From September 1987 to December 1993, Mr. McCandless was the President of Utah Biomedical Testing Laboratory, where he supervised that company’s business of contract research and scientific testing.  He also served in managerial positions in toxicology at both Atlantic Richfield Company and Biodynamics, Inc.  Mr. McCandless received a B.A. in Zoology from the University of California, Santa Barbara, an M.S. in Pathology from the University of Utah, and M.A. and M.B.A. degrees from The Claremont Graduate School in California.

Ronald S. Poelman, 48, has served as a director of USANA since 1995.  Since 1994, he has been a partner in the Salt Lake City, Utah law firm of Jones, Waldo, Holbrook & McDonough, where he is head of the Corporate Finance Group.  From 1990 to 1993, Mr. Poelman was a stockholder of the Salt Lake City law firm of Parsons, Behle & Latimer.  Mr. Poelman received a B.A. in English from Brigham Young University and a J.D. from the University of California, Berkeley.

Robert Anciaux, 56, has served as a director of USANA since July 1996.  Since 1990, he has been the Managing Director of S.E.I. s.a., a consulting and investment management firm in Brussels, Belgium.  From 1982 to 1990, Mr. Anciaux was self–employed as a venture capitalist in Europe, investing in various commercial, industrial and real estate venture companies.  In some of these privately held companies Mr. Anciaux also serves as a director. Mr. Anciaux received an Ingénieur Commercial degré from Ecole de Commerce Solvay Université Libre de Bruxelles.

Denis E. Waitley, Ph.D., 68, has served as a director of USANA since May 2000. Dr. Waitley has served as a consultant to and a spokesperson for USANA since September 1996.  Since 1980, Dr. Waitley has been President of the Waitley Institute, a corporate leadership-training firm he founded to provide professional and personal development skills for business executives.  Dr. Waitley also serves as President of International Learning Technologies, Inc., a company he founded in 1989 that produces educational audio/visual materials for companies and individuals.  During the 1980’s, Dr. Waitley served as Chairman of Psychology for the U.S. Olympic Committee’s Sports Medicine Council, responsible for the performance enhancement of all American Olympic athletes.  He is the author of several national best selling non-fiction books and audio programs on personal excellence.  Dr. Waitley received a B.S. from the U.S. Naval Academy at Annapolis, an M.A. in Organizational Development from the Naval Post Graduate School in Monterrey, California and a Ph.D. in Human Behavior from La Jolla University.

Jerry G. McClain, 61, has served as a director of USANA since June 2001.  Mr. McClain has been the Chief Financial Officer of Cerberian, Inc., a privately held company established in August 2000 and headquartered in Salt Lake City, Utah.  From 1998 to 2000, Mr. McClain was the Chief Financial Officer and Sr. Vice President of Assentive Solutions, Inc., a company he also co-founded.  From 1997 to 1998, Mr. McClain was the Chief Financial Officer for the Salt Lake Organizing Committee for the 2002 Winter Olympic Games.  Prior to 1997, Mr. McClain served as a key financial advisor to many companies as a Senior Partner of Ernst & Young LLP, where for 35 years he served in several cities throughout the world.  Mr. McClain is a CPA and a graduate from the University of Southern Mississippi and Oklahoma State University where he received a B.S. in accounting and an M.B.A., respectively.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater-than-ten-percent shareholders are also required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms that they file.  Based solely upon a review of the forms furnished to it, and representations made by certain persons subject to this obligation that such filing were not required to be made, USANA believes that all reports required by these individuals and persons under Section 16(a) were filed in 2001.  The filing of all such reports was timely, with the exception of a report of Gull Holdings, Ltd. and Dr. Wentz in connection with the purchase of common stock, which was filed two months late.

Item 11. Executive Compensation

The following table summarizes the compensation of the Chief Executive Officer of USANA and its four most highly paid executive officers at December 29, 2001, other than the Chief Executive Officer, whose salary and bonus exceeded $100,000 during the year then ended (collectively the “Named Executive Officers”) and the amounts earned by each of them during the past three fiscal years:

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)	Securities Underlying Options / SARs (3)
Myron W. Wentz, PhD (4)	1999	$—	$—	$—	0/0
CEO and President	2000	$—	$—	$—	0/0
	2001	$—	$—	$—	0/0

David A. Wentz	1999	$81,978	$25,478	$129,312	0/0
Executive Vice President	2000	$99,402	$—	$6,027	25,000/0
	2001	$103,982	$—	$7,089	0/0

Gilbert A. Fuller	1999	$147,866	$25,478	$9,726	0/0
Senior Vice President and	2000	$153,606	$—	$8,382	25,000/0
Chief Financial Officer	2001	$159,355	$—	$7,720	0/0

John B. McCandless IV	1999	$133,725	$25,478	$52,636	0/0
Senior Vice President and	2000	$139,911	$—	$10,847	25,000/0
Chief Operating Officer	2001	$145,243	$—	$10,465	0/0

(1)                                  Bonuses were paid to the Named Executives Officers in 1999 based upon the results of operations in 1998.

(2)                                  Includes the approximate value of executive’s use of a Company-owned car, employer’s matching contribution to the executive’s 401(k) plan, and the gain realized upon the exercise of stock options.

(3)                                  Shares subject to issuance upon exercise of options granted under a compensation plan.

(4)                                  Dr. Wentz does not take any compensation for services provided to USANA.

There were no stock option grants to the Named Executive Officers during the year ended December 29, 2001.  David Wentz and Gilbert Fuller consented to the cancellation of a total of 200,000 stock options previously granted and held, prior to expiration or exercise in 2001.  There is no agreement that new options will be issued to replace those that were cancelled.

Aggregated Option Exercises and Fiscal Year-end Option Value

The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the year ended December 29, 2001, as well as the aggregate number and value of unexercised options held by all Named Executive Officers as of such date.

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/29/2001 Exercisable / Unexercisable	Value of Unexercised In-the- Money Options/SARs at 12/29/2001 Exercisable / Unexercisable (1)
David. A. Wentz	—	$—	60,000 / 75,000	$0 / $0

Gilbert A. Fuller	—	$—	10,000 / 25,000	$0 / $0

John B. McCandless IV	—	$—	190,000 / 205,000	$0 / $0

(1)  All options had an exercise price in excess of the market price of $1.26 at December 29, 2001.

Employment Contracts and Other Arrangements

There are currently no employment agreements with any of the named executive officers.

Compensation of Directors

As of December 29, 2001, each director that is not an employee of USANA receives $5,000 per year for his service on the board.  We also have a policy of reimbursing directors for their out-of-pocket expenses incurred in connection with their services as directors.

Mr. Poelman and Mr. Anciaux received a grant of options to purchase 125,000 shares of common stock in 1995 and 1996, respectively, under USANA’s Stock Incentive and Option Plan when they joined the board.  The options vested at the rate of 25,000 per year for five years, so long as the recipient remained a director.  The exercise price of the options was the fair market price on the date of grant.

Board of Directors Committees

The board of directors has established an Executive Committee and an Audit Committee.  Subject to certain restrictions, the Executive Committee possesses and exercises the powers of the board of directors during the intervals between regular meetings of the board.  Among other things, the Executive Committee is responsible for and reviews and recommends to the board of directors the salaries, bonuses and other forms of compensation and benefit plans for management and administers the USANA Stock Option Plan.  The members of the Executive Committee are Dr. Myron Wentz, David A. Wentz and Ronald S. Poelman.

Meetings of the Board

During the year ended December 29, 2001, the board of directors met in four regular and no special meetings.  No director attended fewer than 75% of these meetings.  The board also conducted business on occasion during the year by written unanimous consent as permitted by Utah law and by the bylaws of USANA.

Compensation Committee Interlocks and Insider Participation

The Executive Committee of the board (which performs the function of the compensation committee) for the year ended December 29, 2001, was comprised of Dr. Myron Wentz, David Wentz, and Ronald Poelman.  Dr. Wentz has served as the Chief Executive Officer of USANA since its inception.  David Wentz, who is the son of Dr. Wentz, is also a Named Executive Officer during 2001.

Compensation Committee Report on Executive Compensation

Compensation Policy

The Compensation Committee’s policy with respect to executive compensation has been designed to:

•                       Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to USANA and in a manner that is commensurate with compensation paid by companies of comparable size or industry;

•                       Reward executive officers for the achievement of key operating objectives and for the enhancement of the long–term value of USANA; and

•                       Align the interests of the executive officers with those of the shareholders.

The components of compensation paid to executive officers consist of:  (a) base salary, (b) incentive compensation in the form of stock options awarded under the Stock Option Plan and (c) certain other benefits.  In 1998, the Committee adopted a cash bonus program as an additional component of executive compensation.  A similar bonus program was adopted in 1999, 2000 and 2001; however, no bonus was paid under either program for years after 1998.

Components of Compensation

The primary components of compensation paid to executive officers and senior management personnel, and the relationship of these components of compensation to USANA’s performance, are discussed below:

•                       Base Salary. The Committee periodically reviews and approves the base salary paid to executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including USANA’s performance (to the extent such performance can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions. In addition, the Committee periodically reviews the base salaries of senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Committee believes that base salaries for USANA’s executive officers have historically been reasonable, when considered together with other elements of compensation (such as stock options and the bonus plans) in relation to its size and performance and in comparison with the compensation paid by similarly sized companies or companies within the industry.

•                       Incentive Compensation.  As discussed above, a substantial portion of each executive officer’s compensation package is in the form of incentive compensation designed to reward the achievement of key operating objectives and long–term increases in shareholder value. The Committee believes that the stock options granted under the Stock Option Plan reward executive officers only to the extent that shareholders have benefited from increases in the value of the common stock.

•                       Other Benefits. USANA maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. USANA believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the industry.

Compensation of the Chief Executive Officer

Myron W. Wentz has served as the Chief Executive Officer of USANA since its inception.  Dr. Wentz does not receive any compensation for his services and he has in the past declined to accept any options or other awards under any stock option or stock incentive plan that he might otherwise have been entitled to receive as an executive officer or director.

Respectfully submitted,

Dr. Myron W. Wentz

David A. Wentz

Ronald S. Poelman

Stock Performance Graph

The following graph compares the yearly cumulative total returns from USANA’s common stock, the Total Return Index for the Nasdaq Stock Market, and ten companies selected in good faith by USANA from its industry (the “Peer Group”).  Each of the companies included in the Peer Group markets or manufactures products similar to USANA’s products or markets its products through a similar marketing channel.  The Peer Group comprises the following companies:  NBTY, Inc. (Nasdaq: NBTY), Nature’s Sunshine Products, Inc. (Nasdaq: NATR), Avon Products, Inc. (NYSE: AVP), Herbalife International, Inc. (Nasdaq: HERBA), Natural Alternatives International, Inc. (Nasdaq: NAII), Perrigo Company (Nasdaq: PRGO), Reliv International, Inc. (Nasdaq: RELV), Hain Celestial Group (Nasdaq: HAIN), Lifeway Foods, Inc. (Nasdaq: LWAY) and Chattem, Inc. (Nasdaq: CHTT).

USANA’s shares commenced trading in May 1993.  The graph assumes an investment on December 30, 1996 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2002, the number of shares of common stock, par value $0.001, owned by 1) each person known to be the beneficial owner of more than 5% of the issued and outstanding common stock, 2) by the executive officers and directors of the Company individually, and 3) by the executive officers and directors as a group.  Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of common stock listed for such individual or entity as listed in the table.  Unless otherwise indicated, the mailing address of the shareholder is the address of USANA, 3838 West Parkway Blvd., Salt Lake City, Utah 84120.

Name / Address	Number of Shares (1)	Percent of Class (2)
5% Beneficial Owners
Gull Holdings, Ltd.	4,786,282	49.5%
4 Finch Road
Douglas, Isle of Man

Directors and Executive Officers
Myron W. Wentz, Ph.D. (3)	4,786,282	49.5%
President and Chief Executive Officer
Chairman of the Board

David A. Wentz, Director and (4)	113,486	1.2%
Executive Vice President

Gilbert A. Fuller (5)	15,345	*
Senior Vice President and Chief Financial Officer

John B. McCandless IV (6)	194,078	2.0%
Senior Vice President and Chief Operating Officer

Ronald S. Poelman, Director (7)	125,000	1.3%
170 South Main Street, Suite 1500
Salt Lake City, Utah 84101

Robert Anciaux, Director (7)	125,000	1.3%
S.E.I. s.a.
Av Du Manoir 30
B-1410 Waterloo, Belgium

Denis E. Waitley, Ph.D. (7)	56,827	*
Box 197
Rancho Santa Fe, CA 92067

Jerry G. McClain (8)	100	*
13997 Minuteman Drive, Suite 140
Draper, UT 84020

Directors and Officers as a group (8 persons)	5,416,118	52.9%

*              Less than one percent.

(1)           All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of the date of this Report.

(2)           Percentages rounded to nearest one–tenth of one percent.  Percentages are based on 9,663,837 shares outstanding.  Shares of common stock subjected to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)           All shares shown are held of record by Gull Holdings, Ltd., an Isle of Man company 100% owned by Dr. Wentz. Because of his control of Gull Holdings, Ltd, Dr. Wentz is deemed to be the beneficial owner of the shares owned of record by Gull Holdings, Ltd.

(4)           Includes 60,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this Report, 50,000 shares held of record and 3,486 shares held in the executive’s 401(k) account.

(5)           Includes 10,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this Report, 800 shares held of record and 4,545 shares held in the executive’s 401(k) account.

(6)           Includes 190,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the date of this Report and 4,078 shares held in the executive’s 401(k) account.

(7)           All shares shown are issuable pursuant to exercise of stock options which are presently exercisable or which become exercisable within 60 days of the date of this Report.

(8)           All shares shown are held of record.

Item 13. Certain Relationships and Related Transactions

USANA’s President, CEO and Chairman of the Board, Myron W. Wentz, is the sole beneficial owner of the single largest shareholder, Gull Holdings, Ltd. Dr. Wentz has devoted much of his personal time, expertise and resources to a number of business and professional activities outside of USANA.

The most significant of these is the ownership and operation of Sanoviv.  Dr. Wentz describes Sanoviv as a unique, fully integrated health and wellness center. Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David A. Wentz, an executive officer and director of the Company. Dr. Wentz is sole administrator of Sanoviv. USANA has periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv and has provided certain services for Sanoviv. These expenses and the value of the services rendered by USANA totaled approximately $87,000 in 2001 and were billed to and reimbursed by Sanoviv. As of December 29, 2001, there were no outstanding amounts due to USANA from Sanoviv or Dr. Wentz. USANA has no commitment or obligation to continue to provide additional funding or support to Sanoviv.

During 2001, Gull Holdings, Ltd. purchased 92,000 common shares of USANA in the open market, bringing its ownership of USANA to 49.5% as of December 29, 2001.

Denis E. Waitley, Ph.D., a director of USANA, has served as a consultant to and spokesperson for USANA since September 1996. During 2001 USANA paid consulting fees and royalties totaling $158,000 to Dr. Waitley. The consulting contract between USANA and Dr. Waitley pays him $150,000 per year and expires in September 2003.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form:

1. Financial Statements

Quarterly Financial Data (unaudited) (included in Note M of the Notes to the Consolidated Financial Statements)

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

10.1

Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank (“Seafirst Bank”) and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Employment Agreement dated June 1, 1997 by and between USANA and Gilbert A. Fuller, expired May 31, 2000 [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

10.8	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.9	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.10	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

11.1	Computation of Net Income per Share (included in Note N of the Notes to Consolidated Financial Statements)

21	Subsidiaries

99.1	Press Release dated September 21, 1999. [Incorporated by reference to the Report on Form 8-K, filed September 24, 1999]

(b)	Reports on Form 8-K.

USANA filed no current reports on Form 8-K during the quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

	By:	/s/ Myron W. Wentz
Myron W. Wentz, PhD,
President and Chairman

Date: March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myron W. Wentz	Chairman, President (Principal Executive Officer)	March 20, 2002
Myron W. Wentz, PhD

/s/ Ronald S. Poelman	Director	March 20, 2002
Ronald S. Poelman

/s/ Robert Anciaux	Director	March 20, 2002
Robert Anciaux

/s/ Denis E. Waitley	Director	March 20, 2002
Denis E. Waitley, PhD

/s/ David A. Wentz	Director	March 20, 2002
David A. Wentz

/s/ Jerry g. Mcclain	Director	March 20, 2002
Jerry G. McClain

/s/ Gilbert A. Fuller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2002
Gilbert A. Fuller

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

USANA Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the Company) as of December 30, 2000 and December 29, 2001 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of December 30, 2000 and December 29, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/	Grant Thornton LLP
Salt Lake City, Utah
February 6, 2002

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30, 2000	December 29, 2001

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,900	$2,465
Income taxes receivable	1,401	—
Inventories, net (Notes B and E)	10,880	9,533
Prepaid expenses and other current assets (Notes C and E)	1,016	1,441
Deferred income taxes (Note H)	730	750

Total current assets	16,927	14,189

Property and equipment, net (Notes D and E)	17,614	19,489

Other assets
Deferred income taxes (Note H)	27	—
Other	924	1,676

	$35,492	$35,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (Note E)	$—	$2,000
Accounts payable	3,352	2,627
Other current liabilities (Note F)	4,098	5,114
Line of credit (Note E)	7,169	4,098

Total current liabilities	14,619	13,839

Deferred income taxes (Note H)	—	988

Long-term debt, less current maturities (Note E)	8,000	6,000

Commitments and contingencies (Note I)	—	—

Stockholders’ equity (Notes J, L and N)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,683 as of December 30, 2000 and 9,664 as of December 29, 2001
	10	10
Additional paid-in capital	2,364	2,359
Retained earnings	10,581	12,752
Accumulated other comprehensive loss	(82)	(594)

Total stockholders’ equity	12,873	14,527

	$35,492	$35,354

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended
	1999	2000	2001
	(in thousands, except per share data)
Net sales	$134,312	$123,180	$114,280

Cost of sales	30,099	36,344	32,802

Gross profit	104,213	86,836	81,478

Operating expenses:
Associate incentives	57,044	47,032	43,912
Selling, general and administrative	31,778	32,939	32,286
Restructuring and impairment (Note G)	4,400	—	—
Research and development	1,377	1,410	1,080

Total operating expenses	94,599	81,381	77,278

Earnings from operations	9,614	5,455	4,200

Other income (expense):
Interest income	240	138	134
Interest expense	(316)	(1,196)	(799)
Other, net	28	381	(27)

Total other income (expense)	(48)	(677)	(692)

Earnings before income taxes	9,566	4,778	3,508

Income taxes (Note H)	3,665	1,911	1,309

Net earnings	$5,901	$2,867	$2,199

Earnings per common share (Note N)
Basic	$0.49	$0.29	$0.23
Diluted	$0.47	$0.29	$0.23

Weighted average common and dilutive common equivalent
shares outstanding
Basic	12,158	9,787	9,678
Diluted	12,473	9,890	9,706

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended January 1, 2000, December 30, 2000 and December 29, 2001

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Other	Total

	Common Stock
	Shares	Value
	(in thousands)
Balance at January 2, 1999	13,047	$13	$9,118	$21,668	$(182)	$(531)	$30,086

Comprehensive income
Net earnings for the year	—	—	—	5,901	—	—	5,901
Foreign currency translation adjustment	—	—	—	—	146	—	146

Comprehensive income							6,047

Common stock retired and advances to related party (Note L)	(2,950)	(3)	(6,593)	(17,491)	—	531	(23,556)

Common stock issued under stock option plan, including tax benefit of $132	72	—	342	—	—	—	342

Balance at January 1, 2000	10,169	10	2,867	10,078	(36)	—	12,919

Comprehensive income
Net earnings for the year	—	—	—	2,867	—	—	2,867
Foreign currency translation adjustment	—	—	—	—	(46)	—	(46)

Comprehensive income							2,821

Common stock retired and advances to related party (Note L)	(531)	—	(625)	(2,364)	—	—	(2,989)

Common stock issued under stock option plan, including tax benefit of $54	45	—	122	—	—	—	122

Balance at December 30, 2000	9,683	10	2,364	10,581	(82)	—	12,873

Comprehensive income
Net earnings for the year	—	—	—	2,199	—	—	2,199
Foreign currency translation adjustment	—	—	—	—	(512)	—	(512)

Comprehensive income							1,687

Common stock retired	(19)	—	(5)	(28)	—	—	(33)

Balance at December 29, 2001	9,664	$10	$2,359	$12,752	$(594)	$—	$14,527

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	1999	2000	2001
	(in thousands)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$5,901	$2,867	$2,199
Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation and amortization	4,489	4,186	4,116
Loss on sale of property and equipment	15	24	21
Provision for inventory obsolescence	685	526	874
Deferred income taxes	(771)	600	962
Loss on restructuring and impairment	4,400	—	—
Changes in assets and liabilities:
Income taxes receivable	(283)	(1,089)	1,351
Inventories	33	(1,956)	185
Prepaid expenses and other current assets	214	929	(186)
Accounts payable	(172)	(695)	(680)
Other current liabilities	896	(883)	1,109
Restructuring provision	(448)	(441)	—

Total adjustments	9,058	1,201	7,752

Net cash provided by operating activities	14,959	4,068	9,951

Cash flows from investing activities
Receipts on notes receivable	16	5	—
Purchase of property and equipment	(4,927)	(5,265)	(6,602)
Proceeds from sale of property and equipment	25	2,774	53

Net cash used in investing activities	(4,886)	(2,486)	(6,549)

Cash flows from financing activities
Net proceeds from sale of common stock	$210	$68	$—
Common stock retired and advances to related party	(23,556)	—	—
Common stock retired	—	(2,989)	(33)
Proceeds from the issuance of long-term debt	10,000	—	—
Increase (decrease) in line of credit	2,816	4,363	(3,071)
Principal payments of long-term debt	(500)	(1,500)	—

Net cash used in financing activities	(11,030)	(58)	(3,104)

Effect of exchange rate changes on cash	(249)	(35)	(733)

Net increase (decrease) in cash and cash equivalents	(1,206)	1,489	(435)

Cash and cash equivalents beginning of year	2,617	1,411	2,900

Cash and cash equivalents end of year	$1,411	$2,900	$2,465

	Year ended
	1999	2000	2001
	(in thousands)
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$287	$1,091	$885
Income taxes	4,545	4,156	1,256

Non-cash activities

During 1999, the Company repurchased shares of common stock from a related party for $23,556 and settlement of a $531 note owed to the Company from the related party.

During 2000, the Company sold and disposed of property and equipment in relation to the closing of the United Kingdom operations for a loss of $1,811 that was charged against the restructuring provision.

During 2001, the Company prepaid certain operating lease obligations by transferring to the lessor equipment with a book value of $428.

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follow.

1.   Financial statement presentation

The accounting and reporting policies of USANA Health Sciences, Inc. and Subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America (US GAAP) and general practices in the manufacturing industry.

2.   Principles of consolidation

The consolidated financial statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in Canada, Australia, New Zealand, the United Kingdom, Hong Kong and Japan. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   Business activity

The Company develops and manufactures nutritional, personal care and weight management products that are distributed through a network marketing system throughout the United States, Canada, Australia, New Zealand, the United Kingdom hereinafter includes the Netherlands), Hong Kong and Japan.  The Company began processing orders from its Japan office in October 2001.  Additionally, the Company supports a direct export program into both the United Kingdom and Japan.  All United Kingdom operations are serviced from the United States.

4.    Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31.  Fiscal years 1999, 2000 and 2001 were 52-week years.  Fiscal year 1999 covered the period January 3, 1999 to January 1, 2000 (hereinafter 1999). Fiscal year 2000 covered the period January 2, 2000 to December 30, 2000 (hereinafter 2000).  Fiscal year 2001 covered the period December 31, 2000 to December 29, 2001 (hereinafter 2001).

5.    Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

8.    Depreciation and amortization

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives.  Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred.  Gains or losses on dispositions of property and equipment are included in earnings.  The Company capitalizes assets with a cost in excess of one thousand dollars.

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

11. Product return policy

All returned product within the first 30 days of purchase will be refunded at 100 percent of the sales price to all non-Associate customers. This 30 day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price less a 10 percent restocking fee.  Returned product that was damaged during shipment to the customer is 100 percent refundable.  Return of product by an Associate other than that which was damaged at the time of receipt will constitute cancellation of the distributorship according to the terms of the Associate Agreement. Product returns have not been significant.

12. Research and development

Research and development costs are charged to expense as incurred.

13.  Earnings per share

Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares.  Potential common shares included in the diluted earnings per share calculation include in-the-money stock options granted but not exercised.

14.  Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, payables and line of credit approximate fair values due to the short-term maturity of the instruments.  The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

15.  Translation of foreign currencies

The Company’s foreign subsidiaries’ asset and liability accounts, which are originally recorded in the appropriate local currency, are translated for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates.  Revenue and expense accounts are translated at the weighted-average rates for the period.  Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss).

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

17. Segment information

The Company’s operations involve a single industry segment; the development, manufacturing and distribution of nutritional,

personal care and weight management products.  The Company operates in five geographic segments.  No Associate accounted for more than ten percent of net sales for the years ended January 1, 2000, December 30, 2000 or December 29, 2001.

18. Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

19. Foreign currency contracts

Gains and losses on forward and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, liability, or identifiable foreign currency firm commitment.  Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on the fair market value of the contracts.

20. Certain reclassifications

Certain nonmaterial reclassifications have been made to the 1999 financial statements to conform to the presentation for fiscal years 2000 and 2001. Specifically, the financial results for any quarter and year ended within this report, as reported, are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 (“EITF 00-10”).  Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue.  The corresponding expenses are reported as cost of sales.  Historically, USANA reported freight income and expense as a net amount within selling, general and administrative expense.

NOTE B - INVENTORIES

Inventories consist of the following:

	December 30, 2000	December 29, 2001

	(in thousands, except per share data)
Raw materials	$1,837	$2,314
Work in progress	2,138	1,610
Finished goods	7,562	6,438

	11,537	10,362

Less provision for inventory obsolescence	657	829
	$10,880	$9,533

The history of the provision for inventory obsolescence is as follows:

	Year ended
	1999	2000	2001
	(in thousands, except per share data)
Balance at beginning of year	$626	$822	$657
Provisions	685	526	874
Write-offs	(489)	(691)	(702)

Balance at end of year	$822	$657	$829

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 30, 2000	December 29, 2001

	(in thousands, except per share data)
Prepaid expenses	$490	$1,002
Receivables, net	362	321
Other current assets	164	118
	$1,016	$1,441

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their astimated useful lives as follows:

	Years	December 30, 2000	December 29, 2001

	(in thousands, except per share data)
Building	40	$5,787	$8,110
Laboratory and production equipment	5-7	3,926	4,505
Computer equipment and software	3-5	12,370	15,607
Furniture and fixtures	3-5	1,888	2,099
Automobiles	3-5	318	294
Leasehold improvements	3-5	667	1,024
Land improvements	15	688	931
		25,644	32,570
Less accumulated depreciation and amortization		12,681	15,055
		12,693	17,515
Land		1,773	1,773
Deposits and projects in process		2,878	201
		$17,614	$19,489

NOTE E – LONG TERM DEBT AND LINE OF CREDIT

During 1999, the Company entered into agreements with a financial institution to provide up to $25,000 in secured credit facilities (“Credit Facilities”) consisting of a $10,000 5-year term loan and a $15,000 3-year revolving line of credit.  The Credit Facilities were amended in March of 2001.  The amended Credit Facilities reduced the revolving line of credit to $12,500 and did not require the Company to make quarterly principal payments on the term loan for the next five quarters.

Four principal payments of $500 per quarter will commence on March 1, 2002, and seven principal payments of $857 will commence on March 1, 2003, resulting in full repayment of the term loan on September 1, 2004.  The term loan also requires quarterly interest payments at the London Interbank Offered Rate (LIBOR) plus a margin adjusted by features specified in the Credit Facilities or, at the option of the Company, the Prime Rate plus a margin adjusted by features specified in the Credit Facilities.  At December 29, 2001, the interest rate in effect for the $8,000 outstanding on the term loan was 4.3875%.

Maturities of long-term debt are as follows:

Year ending
2002	$2,000
2003	3,429
2004	2,571
Thereafter	—
$8,000

At December 29, 2001, the Company had $8,402 available under the line of credit, which expires September 1, 2002.  The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in the Credit Facilities.  The Company may choose to borrow at the bank’s publicly announced Prime Rate plus a margin per annum as specified in the Credit Facilities or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to six months, at LIBOR plus a margin specified in the Credit Facilities.  At December 29, 2001, the interest rate on the $4,098 outstanding on the revolving line of credit was 4.103% using both LIBOR and Prime Rate features.

Real estate, receivables, inventories and equipment secure the Credit Facilities.  The amended Credit Facilities also prohibit all stock repurchases.  The amended Credit Facilities contain restrictive covenants requiring the Company to maintain certain financial ratios.  As of December 29, 2001, the Company was in compliance with the covenants specified in the amended Credit Facilities.

NOTE F - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30, 2000	December 29, 2001

	(in thousands, except per share data)
Associate incentives	$703	$682
Accrued compensation	843	664
Sales taxes	490	534
Accrued Associate promotions	46	313
Deferred revenue	304	727
All other	1,712	2,194
	$4,098	$5,114

NOTE G - RESTRUCTURING AND IMPAIRMENT

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

All activities associated with the Company’s restructuring initiative were completed during 2000.

Impairment

In accordance with Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company wrote off the remaining book value of its custom network marketing system totaling $1,700 ($1,000 after tax) in the third quarter of 1999.  This charge was the result of the Company’s decision to move to anew custom network marketing system.

NOTE H — INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended
	1999	2000	2001
	(in thousands, except per share data)
Current
Federal and State	$3,680	$793	$208
Foreign	756	495	106

	4,436	1,288	314
Deferred
Federal and State	(935)	607	928
Foreign	164	16	67
	$3,665	$1,911	$1,309

The income tax provision reconciled to the tax computed at the federal statutory rate of 35 percent for 1999,

and 34 percent for 2000 and 2001 is as follows:

	Year ended
	1999	2000	2001
	(in thousands, except per share data)
Federal income taxes at statutory rate	$3,347	$1,624	$1,193
State income taxes, net of federal tax benefit	370	130	107
Difference between U.S. statutory rate and foreign rate	(23)	47	28
Foreign loss company with no tax benefit	—	395	1
Foreign tax credit valuation allowance	—	271	—
Foreign sales corporation tax benefit	(238)	(445)	(500)
Prior period tax	—	—	60
Foreign taxes paid at 34%, no FTC	—	—	90
All other, net	209	(111)	330
	$3,665	$1,911	$1,309

Deferred tax assets and liabilities consist of the following:

	December 30, 2000	December 29, 2001

	(in thousands, except per share data)
Current Deferred tax assets
Inventory capitalization	$178	$170
Intercompany sales	59	20
Deferred revenue	—	175
Vacation accrual	151	97
Inventory reserve	243	306
Allowance for bad debts	86	44
All other, net	13	(62)
	$730	$750

Long-term Deferred tax assets (liabilities)
Accumulated depreciation	19	(995)
Foreign tax credit carryforward	271	979
Valuation allowance	(271)	(979)
All other, net	8	7
	$27	$(988)

A valuation allowance of $979 was provided for the foreign tax credit carryforward because management believes it is more likely than not that it will not be recovered prior to expiration.  The $979 carryforward is comprised of $643 that will expire in three years, $218 that will expire in four years, and $118 that will expire in five years.

NOTE I - COMMITMENTS AND CONTINGENCIES

1.   Operating leases

The Company currently conducts its Canada, Australia, New Zealand, Hong Kong and Japan operations in leased facilities.  Each  of the facility lease agreements is a noncancelable operating lease and expire through 2004. The Company utilizes equipment  under noncancelable operating leases expiring through 2006.  The minimum rental commitments under operating leases at December 29, 2001 are as follows:

Year ending
2002	$1,690
2003	467
2004	212
2005	12
2006	1
Thereafter	—
$2,382

The leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company.  It  is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other  properties.  The total rent expense for the years ended January 1, 2000, December 30, 2000, and December 29, 2001 was  approximately $545, $487 and $1,895, respectively.

2.   Contingencies

The Company is involved in various lawsuits and disputes arising in the normal course of business.  In the opinion of  management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the  Company’s financial position or results of operations.

3.   Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code.  This plan covers employees who  are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees compensation. In  addition, the Company may make a discretionary contribution based on earnings.  The Company’s matching contributions vest at 25 percent per year beginning with the first year.  Total contributions by the Company to the plan for the years ended January 1, 2000, December 30, 2000, and December 29, 2001 were $245, $221, and $218, respectively.

4.   Foreign currency contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency  denominated cash flows, the Company has historically been a party to various forward exchange and option contracts.  At no time during the year ended December 29, 2001, was the Company party to any forward exchange or option contracts.

NOTE J - STOCK OPTIONS

Under the Company’s Long-Term Stock Investment and Incentive Plan (the Plan), 4,000 shares have been reserved for grant. Accordingly, the Board of Directors has approved the granting of options under the Plan as follows:

As of December 29, 2001, Company directors, officers and key employees have been granted options to acquire 3,472 shares of  common stock that vest periodically through June 2006.  The options have been granted at prices ranging from $1.53 to $15.48 per  share, which were the market prices of the Company’s shares on the dates granted. The options expire upon the earlier of an  expiration date fixed by the committee responsible for administering the Plan or ten years from the date of grant.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting  for Stock-Based Compensation” (SFAS 123).  Therefore, the Company continues to account for stock based compensation under  Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost  for the stock based compensation been determined consistent with SFAS 123, the Company’s net earnings and earnings per share would have been changed to the following pro forma amounts:

		Year ended
		1999	2000	2001
Net earnings	As reported	$5,901	$2,867	$2,199
	Pro forma	$4,558	$1,723	$1,779

Earnings per share – basic	As reported	$0.49	$0.29	$0.23
	Pro forma	$0.37	$0.18	$0.19

Earnings per share – diluted	As reported	$0.47	$0.29	$0.23
	Pro forma	$0.37	$0.17	$0.18

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following  weighted-average assumptions; expected volatility of 62 percent for 1999, 63 percent for 2000, and 68 percent for 2001; average  risk-free interest rate of 5.50 percent for 1999, 6.46 percent for 2000 and 6.38 percent for 2001; average expected life is equal to the  actual life for 1999, 2000, and 2001.  Dividends were assumed as not being paid during the period of calculation. The weighted- average fair value of options granted was $9.34, $4.74, and $2.11 in 1999, 2000 and 2001, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Also, the

Company’s employee stock options have characteristics significantly different from those of traded options including long-

vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. Management believes the best assumptions available were used to value the options and the resulting option values are reasonable.

Changes in the Company’s stock options are as follows:

	Shares	Exercise price	Weighted– average exercise price

	(in thousands, except per share data)
Outstanding at January 2, 1999	1,946	$1.53 - 15.48	$6.74
Granted	125	7.83 - 10.62	9.34
Exercised	(73)	1.53 - 7.83	2.87
Canceled or expired	(14)	7.83 - 10.62	8.63

Outstanding at January 1, 2000	1,984	1.53 - 15.48	7.03
Granted	365	3.43 - 4.89	4.74
Exercised	(45)	1.53	1.53
Canceled or expired	(241)	4.89 - 15.48	9.41

Outstanding at December 30, 2000	2,063	1.53 - 15.48	6.38
Granted	75	1.70 - 3.22	2.11
Exercised	—	—	—
Canceled or expired	(761)	1.53 - 15.48	7.52

Outstanding at December 29, 2001	1,377	$1.53 - 12.75	$5.58

Exercisable at January 1, 2000	936	$1.53 - 15.48	$6.71

Exercisable at December 30, 2000	1,209	$1.53 - 15.48	$6.60

Exercisable at December 29, 2001	1,045	$1.53 - 12.75	$5.92

Additional information about stock options outstanding and exercisable at December 29, 2001 is summarized as follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted – average remaining contractual life	Weighted – average exercise price	Number exercisable	Weighted – average exercise price

$1.53 - $1.70	197	5.0 years	$1.57	137	$1.54

2.61 - 5.97	659	5.7 years	4.83	419	4.93

7.83 - 8.90	511	5.4 years	7.96	483	7.93

12.75	10	6.8 years	12.75	6	12.75
	1,377		$5.58	1,045	$5.92

NOTE K - SEGMENT INFORMATION

The Company has five geographic operating segments. Since the second quarter of 2000, the United Kingdom market has been  serviced from the United States and is now considered a part of the domestic operating segment of the Company.  Accordingly,  all previously reported financial information for the United Kingdom has been included in the domestic segment for comparability  urposes.  Additionally, the Company has a direct export program for customers in Japan.  These results are also incorporated in  the domestic segment.  The Japan segment contains all the results from local operations and began during 2001.

The Company’s segments are based on operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments.  These operating segments are evaluated regularly by management in  determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance  based on sales revenue and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense as well as  income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the  performance of a segment.

Financial information summarized by geographic segment for the years ended 1999, 2000, and 2001 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
	(in thousands, except per share data)
Year ended 1999:
United States	$73,231	$14,302	$8,956	$24,719	$34,078
Canada	30,910	—	16	269	2,211
Australia — New Zealand	27,230	907	1,560	877	3,256
Hong Kong	2,941	—	544	576	2,599
Japan	—	—	—	—	—
Reportable Segments Total	134,312	15,209	11,076	26,441	42,144
Unallocated and Other (1)	—	(15,209)	(1,510)	(4,716)	(5,371)

Consolidated Total	$134,312	$—	$9,566	$21,725	$36,773

Year ended 2000:
United States	$68,526	$16,349	$4,414	$19,033	$29,354
Canada	29,204	—	449	180	3,301
Australia — New Zealand	18,979	1,395	(2,039)	430	4,141
Hong Kong	6,471	—	(1,098)	443	1,908
Japan	—	—	(3)	750	839
Reportable Segments Total	123,180	17,744	1,723	20,836	39,543
Unallocated and Other (1)	—	(17,744)	3,055	(2,271)	(4,051)

Consolidated Total	$123,180	$—	$4,778	$18,565	$35,492

Year ended 2001:
United States	$66,140	$13,483	$4,983	$24,116	$32,221
Canada	28,013	—	(36)	124	1,832
Australia — New Zealand	14,299	1,059	(152)	312	3,216
Hong Kong	5,208	—	(346)	245	1,544
Japan	620	—	(3,498)	1,548	2,371
Reportable Segments Total	114,280	14,542	951	26,345	41,184
Unallocated and Other (1)	—	(14,542)	2,557	(5,180)	(5,830)

Consolidated Total	$114,280	$—	$3,508	$21,165	$35,354

(1)           Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE L - RELATED PARTY TRANSACTIONS

The Company’s President, CEO and Chairman of the Board, Myron W. Wentz, is the sole beneficial owner of the single largest  shareholder of the Company, Gull Holdings, Ltd. Dr. Wentz has devoted much of his personal time, expertise and resources to a  number of business and professional activities outside of the Company.

The most significant of these is the ownership and operation of Sanoviv.  Dr. Wentz describes Sanoviv as a unique, fully  integrated health and wellness center. Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David, an executive officer and director of the Company. Dr. Wentz is sole administrator of Sanoviv. USANA has periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv and has provided certain services for Sanoviv. These expenses and the value of the services rendered by USANA totaled approximately $445 in 1999, $337 in 2000, and $87 in 2001 and were billed to and reimbursed by Dr. Wentz. As of December 29, 2001, there were no outstanding amounts due to USANA from Sanoviv or Dr. Wentz. USANA has no commitment or obligation to continue to provide additional funding or support to Sanoviv.

On September 21, 1999, USANA completed the repurchase of 2,650 shares of its common stock from Gull Holdings, Ltd. An earlier purchase of 300 shares was made on May 24, 1999, pursuant to an agreement entered into on April 28, 1999. The series of related transactions reduced the ownership of Gull Holdings, Ltd. from 58.2% to 45.7% of the issued and outstanding capital stock of USANA as of January 1, 2000.  The transactions were privately negotiated and approved by the independent directors of USANA. The aggregate purchase price of the 300 and 2,650 shares was $23,556 and settlement of a $531 note owed the Company. During 2000, Gull Holdings, Ltd. purchased 45 common shares of USANA in the open market. During 2001, Gull Holdings, Ltd. purchased an additional 92 common shares of USANA in the open market, bringing its ownership of USANA to 49.5% as of December 29, 2001.

Denis E. Waitley, Ph.D., a director of USANA, has served as a consultant to and spokesperson for USANA since September 1996. During 1999, 2000, and 2001 USANA paid consulting fees and royalties totaling $151, $171, and $158, respectively, to Dr. Waitley. The consulting contract between USANA and Dr. Waitley pays him $150 per year and expires in September 2003.

NOTE M - QUARTERLY FINANCIAL RESULTS (Unaudited)

Summarized quarterly financial information for fiscal years 2000 and 2001 is as follows:

2000	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$31,672	$31,437	$30,362	$29,709

Gross profit	$24,005	$21,778	$21,111	$19,942

Net earnings	$1,362	$416	$488	$601

Earnings per share:
Basic	$0.14	$0.04	$0.05	$0.06
Diluted	$0.13	$0.04	$0.05	$0.06

2001	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$27,614	$28,606	$29,341	$28,719

Gross profit	$19,632	$20,252	$21,109	$20,485

Net earnings	$471	$494	$586	$648

Earnings per share:
Basic	$0.05	$0.05	$0.06	$0.07
Diluted	$0.05	$0.05	$0.06	$0.07

NOTE N – EARNINGS PER SHARE

The following data was used in computing earnings per share:

	Year ended
	1999	2000	2001
	(in thousands, except per share data)
Earnings available to common shareholders	$5,901	$2,867	$2,199

Basic EPS

Shares
Common shares outstanding entire period	13,047	10,169	9,683
Weighted average common shares:
Issued during period	36	30	—
Canceled during period	(925)	(412)	(5)

Weighted average common shares outstanding during period	12,158	9,787	9,678

Earnings per common share – basic	$0.49	$0.29	$0.23

Diluted EPS

Shares
Weighted average common shares outstanding during
period – basic	12,158	9,787	9,678

Dilutive effect of stock options	315	103	28

Weighted average common shares outstanding during
period – diluted	12,473	9,890	9,706

Earnings per common share – diluted	$0.47	$0.29	$0.23

NOTE O – SUBSEQUENT EVENTS

On March 21, 2002, USANA entered into an agreement with USANA Acquisition Corp. (“UAC”), a Utah corporation wholly owned by Gull Holdings, under which USANA will sell and UAC will purchase substantially all of the operating assets and assume substantially all of the liabilities of USANA (the sale and assignment is referred to as the “Transaction”).  The purchase price for the acquired assets is approximately $25 million.  In addition to the assumption of liabilities, the consideration paid by UAC will be (1) assigning for redemption, at a price of $1.60 per share, 4,786,282 shares of USANA common stock owned by Gull Holdings, (a total value of approximately $7.7 million), and (2) issuing a promissory note payable to USANA in the principal amount of $5.0 million.  The employees, Associates and customers of USANA will be assumed by UAC and UAC will change its name to USANA Health Sciences, Inc. and carry on the business currently conducted by the Company.  The Company will change its name to Innova Ventures, Inc. and will follow a business plan to pursue acquisitions and similar transactions.  For a period of three years following the closing of the Transaction, Innova would be prohibited from competing with UAC.  The Transaction is subject to shareholder approval.