Form 10-K/A
period 2001-12-29
USANA HEALTH SCIENCES INC
filed 2002-05-01
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of March 20, 2002 was approximately $7,316,333.

The number of shares outstanding of the registrant’s common stock as of March 20, 2002 was 9,663,837.

The registrant amends this report to update disclosure in "Item 1. Business — Recent Developments" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Forward-Looking Statements and Certain Risks" as well as Note O to the registrant's Financial Statements included in this Report.

USANA HEALTH SCIENCES, INC.

FORM 10-K/A

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

Recent Developments

On March 21, 2002, USANA entered into an agreement with USANA Acquisition Corp. (“UAC”), a Utah corporation wholly owned by Gull Holdings, under which USANA agreed to sell and UAC agreed to purchase substantially all of the operating assets and assume substantially all of the liabilities of USANA (the sale and assignment is referred to as the “Transaction”).  The purchase price for the acquired assets was to be approximately $25 million.  In addition to the assumption of liabilities, the consideration paid by UAC was to include (1) assigning for redemption, at a price of $1.60 per share, 4,786,282 shares of USANA common stock owned by Gull Holdings, (a total value of approximately $7.7 million), and (2) issuing a promissory note payable to USANA in the principal amount of $5.0 million. On April 11, 2002, USANA, UAC and Gull Holdings mutually agreed to terminate the purchase agreement. USANA will not proceed with the Transaction.

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

Location	Nature of Use	Square Feet	Held
Salt Lake City, UT USA	Corporate headquarters/manufacturing/warehouse	184,000	Owned
Tooele, UT USA	Call center	12,000	Leased
Ontario, Canada	Warehouse/distribution center/office	18,000	Leased
Sydney, Australia	Central office/call center/warehouse/distribution center	20,000	Leased
Auckland, New Zealand	Warehouse/distribution center/office	4,000	Leased
Causeway Bay, Hong Kong	Central office/call center	6,900	Leased
Tokyo, Japan	Central office/call center	12,000	Leased
Yokohama, Japan	Warehouse/distribution center	11,200	Leased
Idaho Falls, ID USA	Office	1,000	Leased
Kwai Chung, Hong Kong	Warehouse/distribution center	4,000	Leased

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

(2)               The financial results for the years ended above are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No 00-10 (“EITF 00-10”).  For additional information on EITF 00-10, see page 16 in the “Overview” section and Note A of the audited consolidated financial statements included in this report.

(3)               For information on the restructuring and impairment charge during 1999, see the “Results of Operations” section of Item 7 on page 21 as well as Note G of the audited consolidated financial statements included elsewhere in this report.

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

The decrease in the Associate base was partially offset by strong enrollments of Preferred Customers.  The Preferred Customer base increased 65% from the 1999 levels.  During 2000, USANA also had direct export sales of approximately $711,000 to customers in Japan, compared to no sales in Japan in 1999.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Employment Agreement dated June 1, 1997 by and between USANA and Gilbert A. Fuller, expired May 31, 2000 [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

10.8	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.9	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.10	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.11	Purchase Agreement dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.12	Termination of Purchase Agreement dated April 11, 2002

11.1	Computation of Net Income per Share (included in Note N of the Notes to Consolidated Financial Statements)

21	Subsidiaries

99.1	Press Release dated September 21, 1999. [Incorporated by reference to the Report on Form 8-K, filed September 24, 1999]

99.2	Press release dated April 11, 2002

(b)	Reports on Form 8-K.

USANA filed no current reports on Form 8-K during the quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

	By:	/s/ Myron W. Wentz
Myron W. Wentz, PhD,
President and Chairman

Date: May 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myron W. Wentz	Chairman, President (Principal Executive Officer)	May 1, 2002
Myron W. Wentz, PhD

/s/ Ronald S. Poelman	Director	May 1, 2002
Ronald S. Poelman

/s/ Robert Anciaux	Director	May 1, 2002
Robert Anciaux

/s/ Denis E. Waitley	Director	May 1, 2002
Denis E. Waitley, PhD

/s/ David A. Wentz	Director	May 1, 2002
David A. Wentz

/s/ Jerry g. Mcclain	Director	May 1, 2002
Jerry G. McClain

/s/ Gilbert A. Fuller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2002
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
Salt Lake City, Utah
February 6, 2002, except for Note O for which the date is April 11, 2002

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

NOTE O – SUBSEQUENT EVENTS

On March 21, 2002, USANA entered into an agreement with USANA Acquisition Corp. (“UAC”), a Utah corporation wholly owned by Gull Holdings, under which USANA agreed to sell and UAC agreed to purchase substantially all of the operating assets and assume substantially all of the liabilities of USANA (the sale and assignment is referred to as the “Transaction”).  The purchase price for the acquired assets was to be approximately $25 million.  In addition to the assumption of liabilities, the consideration paid by UAC was to include (1) assigning for redemption, at a price of $1.60 per share, 4,786,282 shares of USANA common stock owned by Gull Holdings, (a total value of approximately $7.7 million), and (2) issuing a promissory note payable to USANA in the principal amount of $5.0 million.  On April 11, 2002, USANA, UAC and Gull Holdings mutually agreed to terminate the purchase agreement. USANA will not proceed with the Transaction.