Form 10-Q
period 2002-03-30
USANA HEALTH SCIENCES INC
filed 2002-05-13
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21116

USANA HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0500306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

838 West Parkway Blvd., Salt Lake City, Utah 84120
(Address of principal executive offices, Zip Code)

(801) 954-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

The number of shares outstanding of the registrant’s common stock as of May 10, 2002 was 9,667,837.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2002

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 29, 2001	March 30, 2002
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,465	$3,269
Inventories, net (Note A)	9,533	9,554
Prepaid expenses and other current assets (Note B)	1,441	1,761
Deferred income taxes	750	962

Total current assets	14,189	15,546

Property and equipment, net (Note C)	19,489	18,792

Other assets	1,676	1,654

	$35,354	$35,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,000	$2,357
Accounts payable	2,627	2,372
Other current liabilities (Note D)	5,114	7,077
Line of credit	4,098	2,575

Total current liabilities	13,839	14,381

Deferred income taxes	988	756

Long-term debt, less current maturities	6,000	5,143

Stockholders’ equity (Note E)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,664 as of December 29, 2001 and March 30, 2002	10	10
Additional paid-in capital	2,359	2,359
Retained earnings	12,752	13,869
Accumulated other comprehensive loss	(594)	(526)

Total stockholders’ equity	14,527	15,712

	$35,354	$35,992

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	March 31, 2001	March 30, 2002

Net sales	$27,614	$28,622

Cost of sales	7,982	7,711

Gross profit	19,632	20,911

Operating expenses:
Associate incentives	10,503	10,730
Selling, general and administrative	7,574	8,055
Research and development	285	199

Total operating expenses	18,362	18,984

Earnings from operations	1,270	1,927

Other income (expense):
Interest income	35	16
Interest expense	(261)	(100)
Other, net	(290)	(12)

Total other expense	(516)	(96)

Earnings before income taxes	754	1,831

Income taxes	283	714

Net earnings	$471	$1,117

Earnings per common share (Note E)
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

Weighted average common and dilutive common equivalent shares outstanding (Note E)
Basic	9,683	9,664
Diluted	9,733	9,671

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarters Ended March 31, 2001 and March 30, 2002

(in thousands, except per share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Value

For the Quarter Ended March 31, 2001

Balance at December 30, 2000	9,683	$10	$2,364	$10,581	$(82)	$12,873

Comprehensive income
Net earnings	—	—	—	471	—	471
Foreign currency translation adjustment	—	—	—	—	(313)	(313)

Comprehensive income						158

Balance at March 31, 2001	9,683	$10	$2,364	$11,052	$(395)	$13,031

For the Quarter Ended March 30, 2002

Balance at December 29, 2001	9,664	$10	$2,359	$12,752	$(594)	$14,527

Comprehensive income
Net earnings	—	—	—	1,117	—	1,117
Foreign currency translation adjustment	—	—	—	—	68	68

Comprehensive income						1,185
Balance at March 30, 2002	9,664	$10	$2,359	$13,869	$(526)	$15,712

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2001	March 30, 2002

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$471	$1,117
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,007	1,059
Loss on sale of property and equipment	—	18
Deferred income taxes	(15)	(426)
Provision for inventory obsolescence	174	426
Changes in operating assets and liabilities:
Inventories	743	(406)
Income taxes receivable	1,112	—
Prepaid expenses and other assets	407	(253)
Accounts payable	199	(253)
Other current liabilities	1,164	1,946

Total adjustments	4,791	2,111

Net cash provided by operating activities	5,262	3,228

Cash flows from investing activities
Purchases of property and equipment	(2,712)	(386)
Proceeds from the sale of property and equipment	—	8

Net cash used in investing activities	(2,712)	(378)

Cash flows from financing activities
Principal payments of long-term debt	—	(500)
Decrease in line of credit	(2,653)	(1,523)

Net cash used in financing activities	(2,653)	(2,023)

Effect of exchange rate changes on cash	(337)	(23)

Net increase (decrease) in cash and cash equivalents	(440)	804

Cash and cash equivalents beginning of period	2,900	2,465

Cash and cash equivalents end of period	$2,460	$3,269

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$368	$117
Income taxes	180	99

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 30, 2002, and results of operations for the quarters ended March 30, 2002 and March 31, 2001.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.  The results of operations for the quarter ended March 30, 2002 may not be indicative of the results that may be expected for the fiscal year ending December 28, 2002.

NOTE A — INVENTORIES

Inventories consist of the following:

	December 29, 2001	March 30, 2002
Raw materials	$2,314	$2,382
Work in progress	1,610	1,752
Finished goods	6,438	6,570
	10,362	10,704

Less allowance for inventory obsolescence	829	1,150
	$9,533	$9,554

NOTE B — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 29, 2001	March 30, 2002
Prepaid expenses	$1,002	$1,137
Receivables, net	321	502
Other current assets	118	122
	$1,441	$1,761

NOTE C - PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 29, 2001	March 30, 2002

Building	40	$8,110	$8,110
Laboratory and production equipment	5-7	4,505	4,509
Computer equipment and software	3-5	15,607	15,813
Furniture and fixtures	3-5	2,099	2,102
Automobiles	3-5	294	296
Leasehold improvements	3-5	1,024	1,030
Land improvements	15	931	931

		32,570	32,791

Less accumulated depreciation and amortization		15,055	16,054

		17,515	16,737

Land		1,773	1,773

Deposits and projects in process		201	282

		$19,489	$18,792

NOTE D - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29, 2001	March 30, 2002

Associate incentives	$682	$874
Accrued compensation	664	991
Sales taxes	534	616
Income taxes payable	187	1,677
Accrued Associate promotions	313	378
Deferred revenue	727	976
All other	2,007	1,565
	$5,114	$7,077

NOTE E — COMMON STOCK AND EARNINGS PER SHARE

During 2000, the Company announced and began to implement a share repurchase program, under which it purchased shares of common stock in the open market at market prices.  No shares were purchased during this ongoing repurchase program during the quarter ended March 30, 2002.  However, the Company intends to repurchase shares as circumstances permit.

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

	For the Quarter Ended
	March 31, 2001	March 30, 2002

Earnings available to common shareholders	$471	$1,117

Basic EPS

Shares
Common shares outstanding entire period	9,683	9,664
Weighted average common shares:
Issued during period	—	—
Canceled during period	—	—

Weighted average common shares outstanding during period	9,683	9,664

Earnings per common share — basic	$0.05	$0.12

Diluted EPS

Shares
Weighted average shares outstanding during period — basic	9,683	9,664
Dilutive effect of stock options	50	7
Weighted average shares outstanding during period — diluted	9,733	9,671

Earnings per common share — diluted	$0.05	$0.12

Options to purchase 1,741 and 2,480 shares of stock were not included in the computation of EPS for the quarters ended March 31, 2001and March 30, 2002, respectively, due to their exercise price being greater than the average market price of the shares.

NOTE F — SEGMENT INFORMATION

The Company has four operating segments. The United Kingdom (which, for purposes of this Report, includes The Netherlands) market is serviced from the United States and is considered a part of the domestic operating segment of the Company.  Additionally, the Company has a direct export program for customers in Japan.  These results are also incorporated in the domestic segment.  The Japan segment contains all the results from our operations in Japan that began during the fourth quarter of 2001.

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

Financial information summarized by geographic segment for the quarters ended March 31, 2001 and March 30, 2002 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended March 31, 2001:

United States	$16,051	$2,728	$1,482	$27,480	$37,179
Canada	6,807	—	(179)	161	2,063
Australia — New Zealand	3,467	222	(512)	321	3,086
Hong Kong	1,289	—	(122)	393	1,625
Japan	—	—	—	—	—

Reportable Segments Total	27,614	2,950	669	28,355	43,953

Unallocated and Other (1)	—	(2,950)	85	(8,162)	(9,736)

Consolidated Total	$27,614	$—	$754	$20,193	$34,217

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended March 30, 2002:

United States	$15,932	$3,144	$2,058	$23,551	$32,517
Canada	7,198	—	403	114	2,594
Australia — New Zealand	3,480	269	106	301	3,268
Hong Kong	1,176	—	(121)	198	1,045
Japan	836	—	(847)	1,463	2,397

Reportable Segments Total	28,622	3,413	1,599	25,627	41,821

Unallocated and Other (1)	—	(3,413)	232	(5,181)	(5,829)

Consolidated Total	$28,622	$—	$1,831	$20,446	$35,992

(1)   “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA develops and manufactures high-quality nutritional, personal care and weight management products.  USANA distributes its products through a network marketing system in the United States, Canada, Australia, New Zealand, Hong Kong, and Japan.  USANA refers to its independent distributors as Associates.  We also offer a Preferred Customer program specifically designed for customers who desire to purchase USANA’s products for personal use and do not desire to resell or distribute products.  Sales to Preferred Customers accounted for approximately 19% of net sales during the first quarter of 2002.

USANA’s three primary product lines consist of USANA® Nutritionals, LEAN Lifelong™ and Sensé™. The USANA Nutritionals product line accounted for approximately 67% of net sales for the quarter ended March 30, 2002.  USANA’s top selling products, USANA® Essentials and Proflavanol® represented approximately 27% and 11%, respectively, of net sales for the quarter ended March 30, 2002.  The LEAN Lifelong product line accounted for approximately 10% of net sales for the quarter ended March 30, 2002. The LEAN Lifelong product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names.  Nutrimeal™ and Fibergy® drink mixes, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are included in the LEAN Lifelong product line.  The Sensé product line consists of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of the skin.  The Sensé product line accounted for approximately 12% of net sales for the quarter ended March 30, 2002.

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

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2002 will end on December 28, 2002.  Fiscal year 2001 ended on December 29, 2001.

Results of Operations

Quarters Ended March 30, 2002 and March 31, 2001

Net Sales.  Net sales increased 3.7% to $28.6 million for the quarter ended March 30, 2002, an increase of $1.0 million from the $27.6 million reported for the comparable quarter in 2001.  The increase in net sales can be attributed to sales from our Japan market that commenced operations in the fourth quarter of 2001 and strong Associate enrollments in our more mature markets during the first quarter of 2002.

The increase in sales was partially offset by weaker foreign currencies, relative to the U. S. dollar, which negatively affected the translation of sales in foreign markets.  Sales would have been approximately $383,000 higher had foreign currency exchange rates in the first quarter of 2002 been comparable to the rates present in the first quarter of 2001.  Additionally, a price increase in our Australia-New Zealand market took place during the first quarter of 2002; however, lower unit volume offset the price increase and, as a result, only modest top line progress occurred in this market.

The following table illustrates the change in sales by market for the quarters ended March 31, 2001 and March 30, 2002 (sales information for the United Kingdom are incorporated in the results for the United States):

	Sales By Market (in thousands) Quarter Ended
Market	March 31, 2001		March 30, 2002		Change from Prior Year	Percent Change
United States	$16,051	58.1%	$15,932	55.7%	$(119)	(0.7% )
Canada	6,807	24.7%	7,198	25.1%	391	5.7%
Australia-New Zealand	3,467	12.5%	3,480	12.2%	13	0.4%
Hong Kong	1,289	4.7%	1,176	4.1%	(113)	(8.8% )
Japan	—	0.0%	836	2.9%	836	N/A

Consolidated	$27,614	100.0%	$28,622	100.0%	$1,008	3.7%

Gross Profit.  Gross profit increased to 73.1% of net sales for the quarter ended March 30, 2002 from 71.1% for the comparable quarter in 2001.  The increase in gross profit can be attributed to:

•                  Improved procurement efficiencies and inventory management,

•                  The price increase in the Australia-New Zealand market, and

•                  Sales in Japan which are priced to yield higher gross margins.

These factors that led to an increase in gross profit were partially offset by a higher percentage of sales aids sold in the first quarter of 2002 compared to the same period in 2001.  The increase in sales aids sold is a result of the strong Associate enrollments during the first quarter of 2002.  Revenues from sales aids and starter kits are priced to yield lower gross profit margins as compared to our other products.

Associate Incentives.  Associate incentives decreased to 37.5% of net sales for the quarter ended March 30, 2002 from 38.0% for the comparable quarter in 2001.  The decrease in Associate incentives can be primarily attributed to increased sales from our Japan market.  In a newly opened market like Japan, incentives run at a slightly lower than normal rate for a short period of time while Associates learn how to build an efficient and successful business.  The higher percentage of sales aids sold in the first quarter of 2002, which USANA does not pay commissions on, also contributed to lower Associate incentives.  We expect that Associate incentives, as a percentage of net sales, will trend towards historical levels in the next few quarters.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 28.1% of net sales for the quarter ended March 30, 2002 from 27.4% for the comparable quarter in 2001.  The increase in selling, general and administrative expenses as a percentage of net sales can be primarily attributed to the costs related to the proposed transaction involving the sale of assets to the Company’s founder and increased costs to support the Japan market during the first quarter of 2002.  The sale of assets transaction was terminated subsequent to the end of the first quarter of 2002.  USANA still serviced its Japan customers through a direct export program from the United States during the first quarter of 2001.

Other Income (Expense).  Foreign currency exchange loss (a component of “Other, net”) decreased by $385,000 in the first quarter of 2002 when compared to the first quarter of 2001.  Additionally, interest expense decreased $161,000 for the first quarter of 2002 when compared to the same period in 2001.  This decrease is a result of lower interest rates and reduced debt levels throughout the first quarter of 2002.

Net Earnings.  Net earnings increased 137.2% to $1.1 million for the quarter ended March 30, 2002, an increase of $646,000 from the $471,000 reported for the comparable quarter in 2001.  The increase in net earnings can be attributed to:

•                  Increased sales,

•                  Better operating margins,

•                  The decrease in foreign currency exchange losses, and

•                  Lower interest expense.

Diluted earnings per share increased $0.07 to $0.12 for the first quarter of 2002 from $0.05 for the comparable quarter in 2001.

Liquidity and Capital Resources

USANA has historically financed growth with cash flows from operations. In the first quarter of 2002, USANA generated net cash flows from operations of $3.2 million compared to $5.3 million for the first quarter in 2001.  Cash and cash equivalents increased to $3.3 million at March 30, 2002 from $2.5 million at December 29, 2001.

On March 30, 2002, USANA had net working capital of $1.2 million compared to net working capital of $350,000 at December 29, 2001. The change in net working capital was primarily the result of the increased cash balance and decreased current debt.

USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

USANA has agreements with a financial institution that provided up to $22.5 million in secured credit facilities consisting of a $10 million five-year term loan and a $12.5 million three-year revolving line of credit.  The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios.  The credit facilities were amended on April 17, 2002 with an effective date equal to the date of the original credit facilities agreement.  The amended credit facilities changed the computation of the fixed charge coverage ratio.  Given this amendment, as of March 30, 2002, USANA was in compliance with all covenants.  As of March 30, 2002, $7.5 million was outstanding on the 5-year term loan and $2.6 million was outstanding on the line of credit.

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

Forward-Looking Statements

The statements contained in this Report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K, as amended, pages 24 through 30.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

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

Foreign Currency Risks.  Sales outside the United States represented 41.9% and 44.3% of net sales for the quarters ended March 31, 2001 and March 30, 2002, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, USANA’s reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

As of March 30, 2002 and during the quarter then ended, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound or Euro, to which, in aggregate, USANA had significant exposure.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.

As a last recourse for hedging currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Interest Rate Risks.  USANA currently carries $7.5 million in long-term debt at an effective interest rate of 4.15%.  This long-term debt matures at the rate of $1.5 million for the remainder of 2002, $3.4 million in 2003 and $2.6 million in 2004.  We also have a revolving line of credit with $2.6 million outstanding at March 30, 2002 with a weighted average interest rate of 5.25%. The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $62,000, which would not materially affect earnings.

PART II.   OTHER INFORMATION

Item 5.    OTHER INFORMATION

                On April 9, 2002, the Company terminated an agreement for the sale of operating assets to a company controlled by USANA’s founder, Myron W. Wentz, Ph.D.  The agreement for the sale had been entered into on March 21, 2002 and was subject, among other things, to a submission of the proposal to the vote of the shareholders of the Company.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

10.8	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.9	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.10	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.11	Purchase Agreement dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.12	Termination of Purchase Agreement dated April 11, 2002 [Incorporated by reference to Report on Form 10-K/A, filed May 1, 2002]

10.13	Amended Credit Agreement dated April 17, 2002

11.1	Computation of Net Earnings per Share (included in Notes to Consolidated Financial Statements)

99.1	Press Release dated September 21, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

99.2	Press Release dated April 11, 2002 [Incorporated by reference to Report on Form 10-K/A, filed May 1, 2002]

(b)                                 Reports on Form 8-K.

The Company filed no current reports on Form 8-K during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	May 12, 2002	By:	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Senior Vice President and
Chief Financial Officer