Form 10-Q
period 2002-06-29
USANA HEALTH SCIENCES INC
filed 2002-08-12
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of August 7, 2002 was 9,335,337.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2002

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 29, 2001	June 29, 2002
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,465	$4,472
Inventories, net (Note A)	9,533	8,984
Prepaid expenses and other current assets (Note B)	1,441	1,709
Deferred income taxes	750	1,212

Total current assets	14,189	16,377

Property and equipment, net (Note C)	19,489	18,301

Other assets	1,676	1,802

	$35,354	$36,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,000	$2,714
Accounts payable	2,627	3,032
Other current liabilities (Note D)	5,114	7,643
Line of credit	4,098	903

Total current liabilities	13,839	14,292

Deferred income taxes	988	744

Long-term debt, less current maturities	6,000	4,286

Stockholders’ equity (Note E)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,664 as of December 29, 2001 and 9,501 as of June 29, 2002	10	10
Additional paid-in capital	2,359	2,340
Retained earnings	12,752	14,871
Accumulated other comprehensive loss	(594)	(63)

Total stockholders’ equity	14,527	17,158

	$35,354	$36,480

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	June 30, 2001	June 29, 2002

Net sales	$28,606	$32,068

Cost of sales	8,354	8,359

Gross profit	20,252	23,709

Operating expenses:
Associate incentives	10,958	12,205
Selling, general and administrative	8,150	8,560
Research and development	266	240

Total operating expenses	19,374	21,005

Earnings from operations	878	2,704

Other income (expense):
Interest income	36	21
Interest expense	(206)	(92)
Other, net	82	105

Total other income (expense)	(88)	34

Earnings before income taxes	790	2,738

Income taxes	296	1,000

Net earnings	$494	$1,738

Earnings per common share (Note E)
Basic	$0.05	$0.18
Diluted	$0.05	$0.16

Weighted average common and dilutive common equivalent shares outstanding (Note E)
Basic	9,683	9,598
Diluted	9,719	10,627

The accompanying notes are an integral part of these statements.

	Six Months Ended
	(unaudited)
	June 30, 2001	June 29, 2002

Net sales	$56,220	$60,690

Cost of sales	16,336	16,070

Gross profit	39,884	44,620

Operating expenses:
Associate incentives	21,461	22,935
Selling, general and administrative	15,724	16,615
Research and development	551	439

Total operating expenses	37,736	39,989

Earnings from operations	2,148	4,631

Other income (expense):
Interest income	71	37
Interest expense	(467)	(192)
Other, net	(208)	93

Total other expense	(604)	(62)

Earnings before income taxes	1,544	4,569

Income taxes	579	1,714

Net earnings	$965	$2,855

Earnings per common share (Note E)
Basic	$0.10	$0.30
Diluted	$0.10	$0.28

Weighted average common and dilutive common equivalent shares outstanding (Note E)
Basic	9,683	9,631
Diluted	9,726	10,150

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2001 and June 29, 2002

(in thousands, except per share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Value
For the Six Months Ended June 30, 2001

Balance at December 30, 2000	9,683	$10	$2,364	$10,581	$(82)	$12,873

Comprehensive income
Net earnings	—	—	—	965	—	965
Foreign currency translation adjustment	—	—	—	—	(151)	(151)

Comprehensive income						814

Balance at June 30, 2001	9,683	$10	$2,364	$11,546	$(233)	$13,687

For the Six Months Ended June 29, 2002

Balance at December 29, 2001	9,664	$10	$2,359	$12,752	$(594)	$14,527

Comprehensive income
Net earnings	—	—	—	2,855	—	2,855
Foreign currency translation adjustment	—	—	—	—	531	531

Comprehensive income						3,386

Common stock retired	(182)	—	(86)	(736)	—	(822)

Common stock issued under stock option plan, including tax benefit of $33	19	—	67	—	—	67

Balance at June 29, 2002	9,501	$10	$2,340	$14,871	$(63)	$17,158

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Six Months Ended
	(unaudited)
	June 30, 2001	June 29, 2002

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$965	$2,855
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,954	2,095
Loss on sale of property and equipment	10	11
Deferred income taxes	22	(664)
Provision for inventory obsolescence	450	906
Changes in operating assets and liabilities:
Inventories	(116)	(127)
Income taxes receivable	590	—
Prepaid expenses and other assets	(367)	(964)
Accounts payable	1,047	371
Other current liabilities	1,624	2,393

Total adjustments	5,214	4,021

Net cash provided by operating activities	6,179	6,876

Cash flows from investing activities
Purchases of property and equipment	(5,004)	(837)
Proceeds from the sale of property and equipment	427	23

Net cash used in investing activities	(4,577)	(814)

Cash flows from financing activities
Net proceeds from the sale of common stock	—	67
Redemption of common stock	—	(822)
Principal payments of long-term debt	—	(1,000)
Decrease in line of credit	(1,010)	(3,195)

Net cash used in financing activities	(1,010)	(4,950)

Effect of exchange rate changes on cash	(327)	895

Net increase in cash and cash equivalents	265	2,007

Cash and cash equivalents beginning of period	2,900	2,465

Cash and cash equivalents end of period	$3,165	$4,472

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$519	$215
Income taxes	703	1,844

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial statements of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 29, 2002, and results of operations for the quarters and six months ended June 30, 2001 and June 29, 2002.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 29, 2001.  The results of operations for the quarter and six months ended June 29, 2002 may not be indicative of the results that may be expected for the fiscal year ending December 28, 2002.

NOTE A — INVENTORIES

Inventories consist of the following:

	December 29, 2001	June 29, 2002

Raw materials	$2,314	$2,876
Work in progress	1,610	1,527
Finished goods	6,438	6,141

	10,362	10,544

Less allowance for inventory obsolescence	829	1,560

	$9,533	$8,984

The increase in the allowance for inventory obsolescence can be attributed to the anticipated increase in inventory for new markets that have yet to meet expected sales levels.

NOTE B — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 29, 2001	June 29, 2002

Prepaid expenses	$1,002	$1,275
Receivables, net	321	302
Other current assets	118	132

	$1,441	$1,709

NOTE C - PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives are as follows:

	Years	December 29, 2001	June 29, 2002

Building	40	$8,110	$8,110
Laboratory and production equipment	5-7	4,505	4,509
Computer equipment and software	3-5	15,607	15,820
Furniture and fixtures	3-5	2,099	2,130
Automobiles	3-5	294	294
Leasehold improvements	3-5	1,024	1,110
Land improvements	15	931	931

		32,570	32,904

Less accumulated depreciation and amortization		15,055	17,028

		17,515	15,876

Land		1,773	1,773

Deposits and projects in process		201	652

		$19,489	$18,301

NOTE D - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29, 2001	June 29, 2002

Associate incentives	$682	$1,005
Accrued compensation	664	970
Sales taxes	534	690
Income taxes payable	187	1,150
Accrued Associate promotions	313	662
Deferred revenue	727	799
All other	2,007	2,367

	$5,114	$7,643

NOTE E — COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period.  Shares redeemed have been included in the calculation of weighted average shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in dilutive earnings per share calculations include stock options granted that are in the money but not yet exercised.

	For the Quarter Ended
	June 30, 2001	June 29, 2002
Earnings available to common shareholders	$494	$1,738
Basic EPS
Shares
Common shares outstanding entire period	9,683	9,664
Weighted average common shares:
Issued during period	—	4
Canceled during period	—	(70)

Weighted average common shares outstanding during period	9,683	9,598

Earnings per common share - basic	$0.05	$0.18

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	9,683	9,598

Dilutive effect of stock options	36	1,029

Weighted average shares outstanding during period - diluted	9,719	10,627

Earnings per common share - diluted	$0.05	$0.16

Options to purchase 1,716 and 1,151 shares of stock were not included in the computation of EPS for the quarters ended June 30, 2001 and June 29, 2002, respectively, due to their exercise price being greater than the average market price of the shares.

	For the Six Months Ended
	June 30, 2001	June 29, 2002
Earnings available to common shareholders	$965	$2,855
Basic EPS
Shares
Common shares outstanding entire period	9,683	9,664
Weighted average common shares:
Issued during period	—	2
Canceled during period	—	(35)

Weighted average common shares outstanding during period	9,683	9,631

Earnings per common share - basic	$0.10	$0.30

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,683	9,631

Dilutive effect of stock options	43	519

Weighted average shares outstanding during period — diluted	9,726	10,150

Earnings per common share - diluted	$0.10	$0.28

Options to purchase 1,729 and 1,816 shares of stock were not included in the computation of EPS for the six months ended June 30, 2001 and June 29, 2002, respectively, due to their exercise price being greater than the average market price of the shares.

During 2000, the Company announced and implemented a share repurchase program that could include up to 1,000 shares of its outstanding common stock in the open market at market prices.  No shares were purchased by the Company under this program during the first quarter of 2002.  However, during the second quarter of 2002, the Company repurchased 182 shares under this program.  The Company intends to continue to repurchase shares under this program as circumstances permit.  The purchase of shares by the Company under this program reduces the number of shares issued and outstanding.

NOTE F — SEGMENT INFORMATION

The Company has five operating segments. The United Kingdom (which, for purposes of this report, includes The Netherlands) market is serviced from the United States and is considered a part of the United States operating segment of the Company.  Additionally, the Company has a direct export program for customers in Japan.  These results are also incorporated in the United States segment.  The Japan segment contains all the results from our operations in Japan that began during the fourth quarter of 2001.

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

Financial information summarized by geographic segment for the six months ended June 30, 2001 and June 29, 2002 is listed on the following page:

	Revenues from External Customers	Intersegment Revenues	Earnings (loss) before Income Taxes	Long-lived Assets	Total Assets
Six months ended June 30, 2001:

United States	$32,839	$6,158	$2,259	$28,349	$43,216
Canada	13,842	—	(33)	166	1,148
Australia — New Zealand	7,016	501	(264)	307	2,630
Hong Kong	2,523	—	(92)	346	511
Japan	—	—	—	—	—

Reportable Segments Total	56,220	6,659	1,870	29,168	47,505

Unallocated and Other (1)	—	(6,659)	(326)	(8,037)	(9,624)

Consolidated Total	$56,220	$—	$1,544	$21,131	$37,881

	Revenues from External Customers	Intersegment Revenues	Earnings (loss) before Income Taxes	Long-lived Assets	Total Assets
Six months ended June 29, 2002:

United States	$32,903	$6,540	$3,819	$22,912	$30,556
Canada	15,391	—	1,396	110	3,413
Australia — New Zealand	7,847	620	612	283	3,663
Hong Kong	2,485	—	(17)	201	1,630
Japan	2,064	—	(1,441)	1,495	2,732

Reportable Segments Total	60,690	7,160	4,369	25,001	41,994

Unallocated and Other (1)	—	(7,160)	200	(4,898)	(5,514)

Consolidated Total	$60,690	$—	$4,569	$20,103	$36,480

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

General

USANA develops and manufactures high-quality nutritional, personal care and weight management products.  USANA distributes its products through a network marketing system in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom.  USANA refers to its independent distributors as Associates.  We also offer a Preferred Customer program specifically designed for customers who desire to purchase USANA’s products for personal use and do not desire to resell or distribute products.  Sales to Preferred Customers accounted for approximately 19% of net sales during the first six months of 2002.

USANA’s three primary product lines consist of USANA® Nutritionals, Sensé™ and LEAN Lifelong™. The USANA Nutritionals product line accounted for approximately 66% of net sales for the six months ended June 29, 2002.  USANA’s top selling products, USANA® Essentials and Proflavanol® represented approximately 26% and 11%, respectively, of net sales for the six months ended June 29, 2002.  The Sensé product line consists of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of the skin.  The Sensé product line accounted for approximately 13% of net sales for the six months ended June 29, 2002.  The LEAN Lifelong product line accounted for approximately 10% of net sales for the six months ended June 29, 2002. The LEAN Lifelong product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names.  Nutrimeal™ and Fibergy® drink mixes, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are included in the LEAN Lifelong product line.

In addition to these three principal product lines, USANA develops and makes available to Associates a number of materials to assist them in building their business and selling the products. These resource materials or sales aids, which may be purchased from USANA, include product brochures and business forms designed by USANA and printed by outside publishers.  Each major product line incorporates specifically designed sales aids.  From time to time we contract with authors and publishers to provide books, tapes and other items dealing with health and personal motivation and make these available to Associates. USANA also writes and develops materials for audio and videotapes, which are produced by third parties. New Associates are required to purchase a starter kit containing USANA training materials, which assists them in starting and growing their business.  Affinity and identity are also furthered through the sale of logo merchandise such as clothing, caps, mugs, and other products. Associates do not earn commissions on sales aids, starter kits or logo merchandise.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2002 will end on December 28, 2002.  Fiscal year 2001 ended on December 29, 2001.

Results of Operations

Quarters Ended June 29, 2002 and June 30, 2001

                Net Sales.  Net sales increased 12.1% to $32.1 million for the quarter ended June 29, 2002, an increase of $3.5 million from the $28.6 million reported for the comparable quarter in 2001.  The increase can be primarily attributed to:

            •                   A substantial increase in Associate enrollments,

            •                   Sales from our Japan market that commenced operations in the fourth quarter of 2001, and

            •                   Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign markets by approximately $200,000.

The following table illustrates the change in sales by market for the quarters ended June 30, 2001 and June 29, 2002.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan:

	Sales By Market (in thousands) Quarter Ended
Market	June 30, 2001		June 29, 2002		Change from Prior Year	Percent Change
United States	$16,788	58.7%	$16,971	52.9%	$183	1.1%
Canada	7,035	24.6%	8,193	25.5%	1,158	16.5%
Australia-New Zealand	3,549	12.4%	4,367	13.6%	818	23.0%
Hong Kong	1,234	4.3%	1,309	4.1%	75	6.1%
Japan	—	0.0%	1,228	3.8%	1,228	N/A

Consolidated	$28,606	100.0%	$32,068	100.0%	$3,462	12.1%

Gross Profit.  Gross profit increased to 73.9% of net sales for the quarter ended June 29, 2002 from 70.8% for the comparable quarter in 2001.  The increase can be attributed to:

•                  Improved procurement efficiencies and inventory management,

•                  A price increase in the Australia-New Zealand market, and

•                  Sales in Japan, which are priced to yield a higher gross profit.

These positive changes were partially offset by a higher percentage of sales aids and starter kits sold in the second quarter of 2002 compared to the same period in 2001.  The increase in sales aids and starter kits sold is a result of the strong Associate enrollments during the second quarter of 2002.  Sales aids and starter kits are priced to yield lower gross profit margins as compared to our other products.  We believe that we will see modest improvement in gross profit as a percentage of net sales during the third quarter of 2002.

Associate Incentives.  Associate incentives decreased slightly to 38.1% of net sales for the quarter ended June 29, 2002 from 38.3% for the comparable quarter in 2001.  This modest decrease can be attributed to a higher percentage of sales aids sold, on which USANA does not pay commissions, in the second quarter of 2002.  In addition, in newly opened markets, like Japan, Associate incentives run at slightly lower rates for a short period of time while Associates begin building their business.  We expect Associate incentives, as a percentage of net sales, will trend modestly higher in the next few quarters as the Japan market begins to mature.  The trend towards higher Associate incentives may be partially offset by the opening of the Company’s newest market in Taiwan in the fourth quarter of 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 26.7% of net sales for the quarter ended June 29, 2002 from 28.5% for the comparable quarter in 2001.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $410,000.  This increase can be primarily attributed to variable costs related to the higher sales and the initial investment in our Taiwan market during the second quarter of 2002.  We expect that selling, general and administrative expense will be pressured in the third quarter of 2002 by costs associated with establishing operations in Taiwan, which is scheduled to open in the fourth quarter of 2002.

Other Income (Expense).  Other income (expense) improved by $122,000 in the second quarter of 2002 when compared to the second quarter of 2001.  This improvement can be primarily attributed to a decrease in interest expense of $114,000 for the second quarter of 2002 when compared to the same period in 2001.  The decrease in interest expense is a result of lower interest rates and reduced debt levels throughout the second quarter of 2002.

Net Earnings.  Net earnings increased more than 250% to $1.7 million for the quarter ended June 29, 2002, an increase of $1.2 million from the $494,000 reported for the comparable quarter in 2001.  This increase in net earnings can be attributed to:

•                  Better operating margins,

•                  Increased sales, and

•                  Lower interest expense.

Diluted earnings per share increased $0.11 to $0.16 for the second quarter of 2002 from $0.05 for the comparable quarter in 2001.

Six Months Ended June 29, 2002 and June 30, 2001

Net Sales.  Net sales increased 8.0% to $60.7 million for the six months ended June 29, 2002, an increase of $4.5 million from the $56.2 million reported for the comparable period in 2001.  This increase can be primarily attributed to a substantial increase in Associate enrollments and sales from our Japan market that commenced operations in the fourth quarter of 2001.

The increase in sales was partially offset by weaker foreign currencies, relative to the U. S. dollar, which negatively affected the translation of sales in foreign markets.  Sales would have been approximately $100,000 higher had foreign currency exchange rates in the first six months of 2002 been comparable to the rates present in the first six months of 2001.

During the first quarter of 2002, the Company implemented a price increase in our Australia-New Zealand market that averaged 10%.  However, top-line growth in this market can primarily be attributed to strong Associate enrollments.

The following table illustrates the change in sales by market for the six months ended June 30, 2001 and June 29, 2002 Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan:

	Sales By Market (in thousands) Six Months Ended
Market	June 30, 2001		June 29, 2002		Change from Prior Year	Percent Change
United States	$32,839	58.4%	$32,903	54.2%	$64	0.2%
Canada	13,842	24.6%	15,391	25.4%	1,549	11.2%
Australia-New Zealand	7,016	12.5%	7,847	12.9%	831	11.8%
Hong Kong	2,523	4.5%	2,485	4.1%	(38)	(1.5)%
Japan	—	0.0%	2,064	3.4%	2,064	N/A

Consolidated	$56,220	100.0%	$60,690	100.0%	$4,470	8.0%

Gross Profit.  Gross profit increased to 73.5% of net sales for the six months ended June 29, 2002 from 70.9% for the comparable period in 2001.  Reasons for the increase are the same as those for the second quarter of 2002 and are discussed on page 14 in the quarterly “Results of Operations” section.

Associate Incentives.  Associate incentives decreased to 37.8% of net sales for the six months ended June 29, 2002 from 38.2% for the comparable period in 2001.  The decrease can be primarily attributed to a higher percentage of sales aids and starter kits sold in the first six months of 2002 and increased sales from our Japan market.  In newly opened markets, like Japan, Associate incentives run at slightly lower rates for a short period of time while Associates begin building their business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to 27.4% of net sales for the six months ended June 29, 2002 from 28.0% for the comparable period in 2001.  The decrease, as a percentage of net sales, can be primarily attributed to the increase in net sales during the period.

Although selling, general and administrative expenses decreased as a percentage of net sales during the six months ended June 29, 2002, in absolute terms, these expenses increased $891,000.  This increase can be primarily attributed to:

•                  Costs related to the aborted transaction involving the proposed sale of assets to the Company’s founder,

•                  Variable costs related to the higher sales, and

•                  Increased costs to support the Japan market during the first six months of 2002.

The sale of assets transaction was terminated during the second quarter of 2002.  USANA still serviced its Japan customers through a direct export program from the United States during the first six months of 2001.

Other Income (Expense).  Foreign currency exchange loss (a component of “Other, net”) decreased by $307,000 in the first six months of 2002 when compared to the same period in 2001.  Additionally, interest expense decreased $275,000 during the first six months of 2002 when compared to the same period in 2001.  The decrease in interest expense is a result of lower interest rates and reduced debt levels throughout the first six months of 2002.

Net Earnings.  Net earnings increased 196% to $2.9 million for the six months ended June 29, 2002, an increase of $1.9 million from the $965,000 reported for the comparable quarter in 2001.  The increase in net earnings can be attributed to:

•                  Better operating margins,

•                  Increased sales,

•                  The decrease in foreign currency exchange losses, and

•                  Lower interest expense.

Diluted earnings per share increased $0.18 to $0.28 for the first six months of 2002 from $0.10 for the comparable period in 2001.  During 2000, the Company announced and implemented a share repurchase program that could include up to one million shares of its outstanding common stock.  No shares were purchased under this program during the first quarter of 2002.  However, during the second quarter of 2002, the Company repurchased 182,000 shares.  The Company intends to continue to repurchase shares under this program as circumstances permit.  All purchases under the repurchase program are in the open market at market prices and subject to applicable SEC regulations.  The purchase of shares by the Company under this program reduces the number of shares issued and outstanding.

Liquidity and Capital Resources

USANA has historically financed growth with cash flows from operations. In the first six months of 2002, USANA generated net cash flows from operations of $6.9 million compared to $6.2 million for the same period in 2001.  Cash and cash equivalents increased to $4.5 million at June 29, 2002 from $2.5 million at December 29, 2001.

On June 29, 2002, USANA had net working capital of $2.1 million compared to net working capital of $350,000 at December 29, 2001. The change in net working capital was primarily the result of the increased cash balance and decreased level of current debt.  USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

USANA has agreements with a financial institution that provided up to $22.5 million in secured credit facilities consisting of a $10 million five-year term loan and a $12.5 million three-year revolving line of credit.  The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios.  As of June 29, 2002, USANA was in compliance with all covenants.  As of June 29, 2002, $7.0 million was outstanding on the 5-year term loan and $903,000 was outstanding on the line of credit.  At  June 29, 2002, the Company had $11.6 million available under the line of credit, which expires September 1, 2002.

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

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K, as amended, at pages 24 through 30.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

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

•                  The fluctuation in the value of foreign currencies against the US dollar,

•                  Activities of our independent Associates,

•                  Rigorous government scrutiny of network marketing practices,

•                  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,

•                  Reliance on key management personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, Ph.D.,

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

Foreign Currency Risks.  Sales outside the United States represented 41.6% and 45.8% of net sales for the six months ended June 30, 2001 and June 29, 2002, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, USANA’s reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

As of June 29, 2002 and during the six months then ended, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound or Euro, to which, in aggregate, USANA had significant exposure.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.

As a last recourse for hedging currency risk, USANA may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  For example, during the first quarter of 2002, the Company implemented a price increase for its products sold in its Australia-New Zealand market.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Interest Rate Risks.  USANA currently carries $7.0 million in long-term debt at an effective interest rate of 4.09%.  This long-term debt matures at the rate of $1.0 million for the remainder of 2002, $3.4 million in 2003 and $2.6 million in 2004.  We also have a revolving line of credit with $903,000 outstanding at June 29, 2002 with a weighted average interest rate of 5.25%. The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $50,000, which would not materially affect earnings.

PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

On July 12, 2002, USANA’s Board of Directors named David A. Wentz to the position of President of the Company.  David Wentz previously served as Executive Vice President and will continue to serve as a member of the Company’s Board of Directors.  Dr. Myron W. Wentz, founder of the Company, will continue to serve as Chairman and Chief Executive Officer.  David Wentz is the son of Dr. Wentz.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.4	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.5	Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.6	Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.7	Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

10.8	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.9	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.10	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.11	Purchase Agreement dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.12	Termination of Purchase Agreement dated April 11, 2002 [Incorporated by reference to Report on Form 10-K/A, filed May 1, 2002]

10.13	Amended Credit Agreement dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.14	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

11.1	Computation of Net Earnings per Share (included in Notes to Consolidated Financial Statements)

23.1	Consent of Grant Thornton LLP, Independent Auditors [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

23.2	Consent of Durham Jones & Pinegar, Professional Corporation [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

99.1	Press Release dated September 21, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

99.2	Press Release dated April 11, 2002 [Incorporated by reference to Report on Form 10-K/A, filed May 1, 2002]

99.3	Certification of Periodic Financial Reports

(b)                                 Reports on Form 8-K.

The Company filed no current reports on Form 8-K during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: August 7, 2002	By:	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Senior Vice President and Chief Financial Officer