Form 10-Q
period 2002-09-28
USANA HEALTH SCIENCES INC
filed 2002-11-08
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of November 4, 2002 was 9,187,902.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 29, 2001	September 28, 2002

		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,465	$6,274
Inventories, net (Note A)	9,533	8,822
Prepaid expenses and other current assets (Note B)	1,441	1,203
Deferred income taxes	750	1,239

Total current assets	14,189	17,538

Property and equipment, net (Note C)	19,489	17,735

Other assets	1,676	1,755

	$35,354	$37,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,000	$3,071
Accounts payable	2,627	3,003
Other current liabilities (Note D)	5,114	8,586
Line of credit	4,098	1,133

Total current liabilities	13,839	15,793

Deferred income taxes	988	602

Long-term debt, less current maturities	6,000	3,429

Stockholders’ equity (Note E)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,664 as of December 29, 2001 and 9,189 as of September 28, 2002	10	9
Additional paid-in capital	2,359	2,227
Retained earnings	12,752	15,254
Accumulated other comprehensive loss	(594)	(286)

Total stockholders’ equity	14,527	17,204

	$35,354	$37,028

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	September 29, 2001	September 28, 2002
	(unaudited)

Net sales	$29,341	$34,787

Cost of sales	8,232	8,430

Gross profit	21,109	26,357

Operating expenses:
Associate incentives	11,187	13,429
Selling, general and administrative	8,538	9,099
Research and development	276	260

Total operating expenses	20,001	22,788

Earnings from operations	1,108	3,569

Other income (expense):
Interest income	39	24
Interest expense	(186)	(71)
Other, net	(23)	(94)

Total other income (expense)	(170)	(141)

Earnings before income taxes	938	3,428

Income taxes	352	1,085

Net earnings	$586	$2,343

Earnings per common share (Note E)
Basic	$0.06	$0.25
Diluted	$0.06	$0.22

Weighted average common and dilutive common equivalent shares outstanding (Note E)
Basic	9,682	9,323
Diluted	9,708	10,608

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Nine Months Ended
	September 29, 2001	September 28, 2002
	(unaudited)

Net sales	$85,561	$95,477

Cost of sales	24,568	24,500

Gross profit	60,993	70,977

Operating expenses:
Associate incentives	32,648	36,364
Selling, general and administrative	24,262	25,714
Research and development	827	699

Total operating expenses	57,737	62,777

Earnings from operations	3,256	8,200

Other income (expense):
Interest income	110	61
Interest expense	(653)	(263)
Other, net	(231)	(1)

Total other income (expense)	(774)	(203)

Earnings before income taxes	2,482	7,997

Income taxes	931	2,799

Net earnings	$1,551	$5,198

Earnings per common share (Note E)
Basic	$0.16	$0.55
Diluted	$0.16	$0.50

Weighted average common and dilutive common equivalent shares outstanding (Note E)
Basic	9,682	9,532
Diluted	9,720	10,306

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 29, 2001 and September 28, 2002

(in thousands, except per share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Value

For the Nine Months Ended September 29, 2001

Balance at December 31, 2000	9,683	$10	$2,364	$10,581	$(82)	$12,873

Comprehensive income
Net earnings	—	—	—	1,551	—	1,551
Foreign currency translation adjustment	—	—	—	—	(240)	(240)

Comprehensive income						1,311

Redemption of common stock	(18)	—	(5)	(26)	—	(31)
Balance at September 29, 2001	9,665	$10	$2,359	$12,106	$(322)	$14,153

For the Nine Months Ended September 28, 2002

Balance at December 30, 2001	9,664	$10	$2,359	$12,752	$(594)	$14,527

Comprehensive income
Net earnings	—	—	—	5,198	—	5,198
Foreign currency translation adjustment	—	—	—	—	308	308

Comprehensive income						5,506

Redemption of common stock	(527)	(1)	(328)	(2,696)	—	(3,025)

Common stock issued under stock option plan, including tax benefit of $90	52	—	196	—	—	196

Balance at September 28, 2002	9,189	$9	$2,227	$15,254	$(286)	$17,204

The accompanying notes are an integral part of this statement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Nine Months Ended
	September 29, 2001	September 28, 2002
	(unaudited)

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$1,551	$5,198
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,001	3,116
Loss on sale of property and equipment	19	8
Deferred income taxes	631	(850)
Provision for inventory valuation	543	1,046
Changes in operating assets and liabilities:
Inventories	(205)	(212)
Income taxes receivable	421	—
Prepaid expenses and other assets	(163)	(292)
Accounts payable	1,273	361
Other current liabilities	1,702	3,418

Total adjustments	7,222	6,595

Net cash provided by operating activities	8,773	11,793

Cash flows from investing activities
Purchases of property and equipment	(6,412)	(1,341)
Proceeds from the sale of property and equipment	468	37

Net cash used in investing activities	(5,944)	(1,304)

Cash flows from financing activities
Net proceeds from the sale of common stock	—	196
Redemption of common stock	(31)	(3,025)
Principal payments of long-term debt	—	(1,500)
Decrease in line of credit	(1,362)	(2,965)

Net cash used in financing activities	(1,393)	(7,294)

Effect of exchange rate changes on cash	(231)	614

Net increase in cash and cash equivalents	1,205	3,809

Cash and cash equivalents beginning of period	2,900	2,465

Cash and cash equivalents end of period	$4,105	$6,274

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$771	$290
Income taxes	944	2,847

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial statements of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 28, 2002, and results of operations for the quarters and nine months ended September 29, 2001 and September 28, 2002.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 29, 2001.  The results of operations for the quarter and nine months ended September 28, 2002 may not be indicative of the results that may be expected for the fiscal year ending December 28, 2002.

NOTE A – INVENTORIES

Inventories consist of the following:

	December 29, 2001	September 28, 2002

Raw materials	$2,314	$2,405
Work in progress	1,610	1,716
Finished goods	6,438	6,256

	10,362	10,377

Less allowance for inventory valuation	829	1,555

	$9,533	$8,822

The increase in the allowance for inventory valuation can be attributed to an increase in the days inventory on hand of certain products.

NOTE B – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 29, 2001	September 28, 2002

Prepaid expenses	$1,002	$711
Receivables, net	321	318
Other current assets	118	174

	$1,441	$1,203

NOTE C - PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives are as follows:

	Years	December 29, 2001	September 28, 2002

Building	40	$8,110	$8,110
Laboratory and production equipment	5-7	4,505	4,646
Computer equipment and software	3-5	15,607	15,971
Furniture and fixtures	3-5	2,099	2,131
Automobiles	3-5	294	350
Leasehold improvements	3-5	1,024	1,246
Land improvements	15	931	931

		32,570	33,385

Less accumulated depreciation and amortization		15,055	17,905

		17,515	15,480

Land		1,773	1,773

Deposits and projects in process		201	482

		$19,489	$17,735

NOTE D - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29, 2001	September 28, 2002
Associate incentives	$682	$1,105
Accrued compensation	664	2,119
Sales taxes	534	860
Income taxes payable	187	1,426
Accrued Associate promotions	313	367
Deferred revenue	727	973
All other	2,007	1,736

	$5,114	$8,586

NOTE E – COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	September 29, 2001	September 28, 2002
Earnings available to common shareholders	$586	$2,343

Basic EPS

Shares
Common shares outstanding entire period	9,683	9,664
Weighted average common shares:
Issued during period	—	36
Canceled during period	(1)	(377)

Weighted average common shares outstanding during period	9,682	9,323

Earnings per common share - basic	$0.06	$0.25

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	9,682	9,323

Dilutive effect of stock options	26	1,285

Weighted average common shares outstanding during period - diluted	9,708	10,608

Earnings per common share - diluted	$0.06	$0.22

Options to purchase 1,218 and 316 shares of stock were not included in the computation of EPS for the quarters ended September 29, 2001 and September 28, 2002, respectively, due to their exercise price being greater than the average market price of the shares.

	For the Nine Months Ended
	September 29, 2001	September 28, 2002
Earnings available to common shareholders	$1,551	$5,198

Basic EPS

Shares
Common shares outstanding entire period	9,683	9,664
Weighted average common shares:
Issued during period	—	13
Canceled during period	(1)	(145)

Weighted average common shares outstanding during period	9,682	9,532

Earnings per common share - basic	$0.16	$0.55

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	9,682	9,532

Dilutive effect of stock options	38	774

Weighted average common shares outstanding during period - diluted	9,720	10,306

Earnings per common share - diluted	$0.16	$0.50

Options to purchase 1,543 and 1,317 shares of stock were not included in the computation of EPS for the nine months ended September 29, 2001 and September 28, 2002, respectively, due to their exercise price being greater than the average market price of the shares.  During fiscal year 2002 and through November 4, 2002, directors, officers and employees of USANA have exercised options to purchase a total of 482 shares of common stock, with proceeds to USANA totaling $1,039.

During 2000, the Company announced and implemented a share repurchase program that could include up to 1,000 shares of its outstanding common stock in the open market at market prices.  On August 20, 2002, the Board of Directors approved the repurchase of up to an additional 1,000 shares.  The Company has repurchased and retired 958 shares for an aggregate purchase price of $6,934 during the current year through November 4, 2002.  The Company may continue repurchasing shares under existing authorizations as circumstances permit.  The purchase of shares by the Company under this program reduces the number of shares issued and outstanding.

NOTE F – SEGMENT INFORMATION

The Company has five operating segments.  The Japan segment contains all the results from our operations in Japan that began during the fourth quarter of 2001 but excludes direct U.S. export sales to customers in Japan.

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

Financial information summarized by geographic segment for the nine months ended September 29, 2001 and September 28, 2002 is listed on the following page:

	Revenues from External Customers	Intersegment Revenues	Earnings (loss) before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 29, 2001:

United States	$50,459	$10,613	$3,038	$29,926	$43,113
Canada	20,645	—	149	149	1,398
Australia - New Zealand	10,607	797	(184)	296	2,772
Hong Kong	3,850	—	(50)	302	653
Japan	—	—	—	—	—

Reportable Segments Total	85,561	11,410	2,953	30,673	47,936

Unallocated and Other(1)	—	(11,410)	(471)	(9,247)	(9,669)

Consolidated Total	$85,561	$—	$2,482	$21,426	$38,267

	Revenues from External Customers	Intersegment Revenues	Earnings (loss) before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 28, 2002:

United States	$51,388	$11,470	$8,396	$21,322	$30,154
Canada	23,097	—	585	96	2,550
Australia - New Zealand	12,656	941	1,050	237	4,537
Hong Kong	4,753	—	228	249	1,442
Japan	3,583	—	(1,907)	1,326	2,608

Reportable Segments Total	95,477	12,411	8,352	23,230	41,291

Unallocated and Other(1)	—	(12,411)	(355)	(3,740)	(4,263)

Consolidated Total	$95,477	$—	$7,997	$19,490	$37,028

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

General

USANA develops and manufactures high-quality nutritional, personal care and weight management products.  USANA distributes its products through a network marketing system in the United States, Canada, Australia, New Zealand, Hong Kong, Japan and the United Kingdom.  The Company also commenced operations in Taiwan in October 2002.  USANA refers to its independent distributors as Associates.  USANA also offers a Preferred Customer program specifically designed for customers who desire to purchase USANA’s products for personal use and do not desire to resell or distribute products.  Sales to Preferred Customers accounted for 18% of net sales during the first nine months of 2002.

USANA’s three primary product lines consist of USANA® Nutritionals, Sensé™ and LEAN Lifelong™. The USANA Nutritionals product line accounted for 66% of net sales for the nine months ended September 28, 2002.  USANA’s top selling products, USANA® Essentials and Proflavanol® represented 26% and 11%, respectively, of net sales for the nine months ended September 28, 2002.  The Sensé product line consists of scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of the skin.  The Sensé product line accounted for 13% of net sales for the nine months ended September 28, 2002.  The LEAN Lifelong product line accounted for 10% of net sales for the nine months ended September 28, 2002. The LEAN Lifelong product line includes several completely reformulated food products previously sold under the LEAN or USANA brand names.  Nutrimeal™ and Fibergy® drink mixes, Nutribar and Fibergy bar, a LEAN Formula for weight management and several other related products for healthy diets are included in the LEAN Lifelong product line.

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

West Coast Shipping Work Delays.  On July 1, 2002, the labor contract between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) expired. This contract affects all of the ports on the Western Coast of the United States. The members of the ILWU are primarily responsible for the removal of cargo from container loaded shipping vessels. The members had been working under a daily extension of the contract; however, on September 27, 2002, the ILWU began a work slowdown, which resulted in a PMA lockout of the longshoremen. On October 8, 2002, a federal court judge imposed an 80-day cooling-off period, which will temporarily reopen the ports. Many of our shipments to Pacific Rim markets move through these ports.  The lockout or work slow-down, if it resumes, could affect the timely delivery of our products, which could negatively impact our sales. It is our typical practice to maintain safety stock of critical products in anticipation of temporary problems such as this.  We expect that the port closure and subsequent transportation backlog could create additional delivery delays or increase our distribution costs.  These delivery delays may affect the timing of revenues, or, if more prolonged, may result in order cancellations.   We are unable to fully assess the impact of these factors on our future financial results at this time.  Since the labor issues leading to the port closures have not yet been resolved, it is unclear when the current backlog will be eliminated and the ports will return to normal operation.

Results of Operations

Quarters Ended September 28, 2002 and September 29, 2001

Net Sales.  Net sales increased 18.6% to $34.8 million for the quarter ended September 28, 2002, an increase of $5.5 million from the $29.3 million reported for the comparable quarter in 2001.  The increase can be primarily attributed to:

•                  A substantial increase in Associate enrollments largely in connection with the opening of Taiwan,

•                  Sales from our Japan market that commenced operations in the fourth quarter of 2001, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign markets by approximately $270,000.

Several of our markets that have a strong ethnic Chinese Associate base have experienced increased Associate enrollments and sales in anticipation of the opening of Taiwan.  We also believe that improved communication efforts with our Associates contributed to strong enrollments in all markets during the third quarter of 2002.

The following table illustrates the change in sales by market for the quarters ended September 29, 2001 and September 28, 2002.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan:

	Sales By Market (in thousands) Quarter Ended
Market	September 29, 2001		September 28, 2002		Change from Prior Year	Percent Change
United States	$17,620	60.1%	$18,485	53.1%	$865	4.9%
Canada	6,803	23.2%	7,706	22.2%	903	13.3%
Australia-New Zealand	3,591	12.2%	4,809	13.8%	1,218	33.9%
Hong Kong	1,327	4.5%	2,268	6.5%	941	70.9%
Japan	—	0.0%	1,519	4.4%	1,519	N/A

Consolidated	$29,341	100.0%	$34,787	100.0%	$5,446	18.6%

Gross Profit.  Gross profit increased to 75.8% of net sales for the quarter ended September 28, 2002 from 71.9% for the comparable quarter in 2001.  The increase can be attributed to:

•                  Improved inventory procurement efficiencies and management,

•                  A price increase in the Australia-New Zealand market,

•                  Improved economies of scale attributable to a larger sales base, and

•                  Sales in Japan, which are priced, on average, to yield a higher gross profit margin.

These positive changes were partially offset by a higher percentage of sales aids and starter kits sold in the third quarter of 2002 compared to the same period in 2001.  The increase in sales aids sold is a result of the strong Associate enrollments during the third quarter of 2002.  Sales aids and starter kits are priced to yield lower gross profit margins as compared to our other products.  Through the latter half of 2001 and throughout 2002, we have been moving to a pricing strategy that pays a higher rate of Associate incentives and also increases our gross profit margin.  We believe that improving procurement efficiencies and our pricing model will generate modest improvements in our gross profit margin during the fourth quarter of 2002.

Associate Incentives.  Associate incentives increased slightly to 38.6% of net sales for the quarter ended September 28, 2002 from 38.1% for the comparable quarter in 2001.  This increase can primarily be attributed to the aforementioned change in pricing strategy and, to a lesser extent, Associate initiatives rewarded at our Annual International Convention, which was held in August of 2002.

The increase in Associate incentives was partially offset by a higher percentage of sales aids sold, on which USANA does not pay commissions, in the third quarter of 2002.  We believe Associate incentives will trend modestly higher as a percentage of net sales over the next year as a result of our current pricing strategy.  Through the first quarter of 2003, however, the anticipated increase in Associate incentives may be partially offset by the sales mix in our newly opened Taiwan market.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 26.2% of net sales for the quarter ended September 28, 2002 from 29.1% for the comparable quarter in 2001.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $561,000.  This increase can be primarily attributed to costs associated with our newly opened Taiwan market.  Variable costs on higher sales also contributed to increases in selling, general and administrative expenses.  Selling, general and administrative expenses should be higher in the fourth quarter of 2002 as a result of costs associated with our operations in Taiwan.

Other Income (Expense).  Other income (expense) decreased by $29,000 in the third quarter of 2002 when compared to the third quarter of 2001.  This improvement can be primarily attributed to lower interest expense incurred during the third quarter of 2002 when compared to the third quarter of 2001.  This decrease in interest expense is a result of lower interest rates and reduced debt levels throughout the third quarter of 2002.

Income Taxes.  Income taxes totaled 31.7% of earnings before income taxes for the third quarter of 2002 compared to 37.5% during the same period in 2001.  This improvement can be attributed to higher foreign tax credits generated from improved earnings in our international markets. We expect that the effective tax rate for the fourth quarter of 2002 and for the full fiscal year 2002 will approximate 35% of earnings before income taxes.  Our effective tax rate could increase next year if Congress eliminates a major tax benefit on foreign sales currently being contested by the World Trade Organization.

Net Earnings.  Net earnings increased 300% to $2.3 million for the quarter ended September 28, 2002, an increase of $1.8 million from the $0.6 million reported for the comparable quarter in 2001.  The increase in net earnings can be attributed to:

•                  Better operating margins,

•                  Increased sales,

•                  Lower income taxes attributable to a change in effective tax rate, and

•                  Decreased interest expense.

Diluted earnings per share improved to $0.22 for the third quarter of 2002, an increase of $0.16 or 267%, from the $0.06 reported for the comparable quarter in 2001.

Nine Months Ended September 28, 2002 and September 29, 2001

Net Sales.  Net sales increased 11.6% to $95.5 million for the nine months ended September 28, 2002, an increase of $9.9 million from the $85.6 million reported for the comparable period in 2001.  The increase can be primarily attributed to an increase in Associate enrollments due in large part to the excitement surrounding the opening of Taiwan and improved communication efforts with our Associates.  Several of our markets that have a strong ethnic Chinese Associate base have experienced increased Associate enrollments and sales in anticipation of the opening of Taiwan.  Sales from our Japan market, which commenced operations in the fourth quarter of 2001, also contributed to the sales growth.

During the first quarter of 2002, the Company implemented a 10% price increase, on average, in our Australia-New Zealand market.  Growth in net sales in this market, however, was primarily driven by strong Associate enrollments.

The following table illustrates the change in sales by market for the nine months ended September 29, 2001 and September 28, 2002.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan:

	Sales By Market (in thousands) Nine Months Ended
Market	September 29, 2001		September 28, 2002		Change from Prior Year	Percent Change
United States	$50,459	59.0%	$51,388	53.8%	$929	1.8%
Canada	20,645	24.1%	23,097	24.2%	2,452	11.9%
Australia-New Zealand	10,607	12.4%	12,656	13.2%	2,049	19.3%
Hong Kong	3,850	4.5%	4,753	5.0%	903	23.5%
Japan	—	0.0%	3,583	3.8%	3,583	N/A

Consolidated	$85,561	100.0%	$95,477	100.0%	$9,916	11.6%

Gross Profit.  Gross profit increased to 74.3% of net sales for the nine months ended September 28, 2002 from 71.3% for the comparable period in 2001.  Reasons for improved gross profit margins are the same as those for the third quarter of 2002 and are discussed on page 14 in the quarterly “Results of Operations” section.  An increase in our allowance for inventory valuation partially offset these benefits.

Associate Incentives.  Associate incentives decreased to 38.1% of net sales for the nine months ended September 28, 2002 from 38.2% for the comparable period in 2001.  The decrease can be primarily attributed to the higher percentage of sales aids and starter kits sold during the first nine months of 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to 26.9% of net sales for the nine months ended September 28, 2002 from 28.4% for the comparable period in 2001.  The decrease, as a percentage of net sales, can be primarily attributed to the increase in net sales during the nine-month period.

Although selling, general and administrative expenses decreased as a percentage of net sales during the nine months ended September 28, 2002, in absolute terms, these expenses increased $1.5 million.  This increase can be primarily attributed to:

•                  Costs related to the aborted transaction involving the proposed sale of assets to the Company’s founder,

•                  Variable costs related to the higher sales,

•                  Initial costs associated with the establishment of the Taiwan market, and

•                  Increased costs to support the Japan market during the first nine months of 2002.

Other Income (Expense).  Foreign currency exchange loss (a component of “Other, net”) decreased by $225,000 in the first nine months of 2002 when compared to the same period in 2001.  Additionally, interest expense decreased $390,000 for the first nine months of 2002 when compared to the same period in 2001.  This decrease is a result of lower interest rates and reduced debt levels maintained throughout the first nine months of 2002.

Income Taxes.  Income taxes totaled 35% of earnings before income taxes for the nine months ended September 28, 2002 compared to 37.5% during the same period in 2001.  This improvement can be attributed to higher foreign tax credits generated from improved earnings in our international markets. We expect that the effective tax rate for fiscal 2002 will approximate 35% of earnings before income taxes.  Our effective tax rate could increase next year if Congress eliminates a major tax benefit on foreign sales currently being contested by the World Trade Organization.

Net Earnings.  Net earnings increased 235% to $5.2 million for the nine months ended September 28, 2002, an increase of $3.6 million from the $1.6 million reported for the comparable quarter in 2001.  The increase in net earnings can be attributed to:

•                  Better operating margins,

•                  Increased sales,

•                  Lower interest expense,

•                  The decrease in foreign currency exchange losses, and

•                  Lower income taxes attributable to a change in effective tax rate.

Diluted earnings per share increased to $0.50 for the first nine months of 2002, an increase of $0.34 or 213%, from the $0.16 reported for the comparable period in 2001.

Liquidity and Capital Resources

USANA has historically financed growth with cash flows from operations. In the first nine months of 2002, USANA generated net cash flows from operations of $11.8 million compared to $8.8 million for the same period in 2001.  Cash and cash equivalents increased to $6.3 million at September 28, 2002 from $2.5 million at December 29, 2001.

On September 28, 2002, USANA had net working capital of $1.7 million compared to net working capital of $350,000 at December 29, 2001. The change in net working capital was primarily the result of strong operating cash flows that were used to pay down the current level of debt.  USANA does not extend credit to its customers, but requires payment prior to shipping, which eliminates significant receivables.

USANA has agreements with a financial institution.  On August 21, 2002, USANA entered into a second amendment to the agreements and filed a Current Report on Form 8-K disclosing the amendment.  The agreements provide up to $20 million in secured credit facilities consisting of a $10 million five-year term loan and a $10 million revolving line of credit.  The credit facilities contain restrictive covenants requiring USANA to maintain certain financial ratios.  As of September 28, 2002, USANA was in compliance with all of the covenants.  As of September 28, 2002, $6.5 million was outstanding on the five-year term loan and $1.1 million was outstanding on the line of credit at an effective rate of 3.82% and 5.00%, respectively.  At September 28, 2002, the Company had $8.9 million available under the line of credit, which expires September 1, 2004.

During fiscal year 2002 and through November 4, 2002, directors, officers and employees of USANA have exercised options to purchase a total of 482,000 shares of common stock, with proceeds to USANA totaling $1.0 million.

Since the beginning of fiscal year 2002, the Company has repurchased and retired 958,000 shares of its common stock in the open market under a share buy-back program for an aggregate purchase price of $6.9 million through November 4, 2002.  The Company may continue repurchasing shares as circumstances permit.

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

Foreign Currency Risks.  Sales outside the United States represented 41.0% and 46.2% of net sales for the nine months ended September 29, 2001 and September 28, 2002, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, USANA’s reported sales and earnings are impacted positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which USANA sells its products.

As of September 28, 2002 and during the nine months then ended, USANA had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, New Taiwan Dollar, British Pound or Euro, to which, in aggregate, USANA had significant exposure.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.

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

Interest Rate Risks.  USANA currently carries $6.5 million in long-term debt at an effective interest rate of 3.82%.  This long-term debt matures at the rate of $500,000 for the remainder of 2002, $3.4 million in 2003 and $2.6 million in 2004.  We also have a revolving line of credit with $1.1 million outstanding at September 28, 2002 with a weighted average interest rate of 5.00%. The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $50,000, which would not materially affect earnings.

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on July 15, 2002, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of six directors,

(2)          Ratification of the Board’s selection of Grant Thornton LLP as our independent certified public accountants, and

(3)          Approval of the 2002 USANA Health Sciences, Inc. Stock Option Plan.

A total of 8,222,430 shares (approximately 86%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	7,980,630	241,800
David A. Wentz	7,961,565	260,865
Ronald S. Poelman	8,036,730	185,700
Robert Anciaux	8,035,430	187,000
Denis E. Waitley, PhD	8,032,746	189,684
Jerry G. McClain	8,036,530	185,900

2.               For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
8,195,728	21,790	4,912

3.               For the approval of the 2002 USANA Health  Sciences, Inc. Stock Option Plan adopted by the Board of Directors as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
5,180,118	383,863	15,915

Item 5.    OTHER INFORMATION

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of our Board of Directors, on October 14, 2002, pre-approved the engagement of Grant Thornton LLP, our independent auditors, to perform certain permissible audit services for the Company and its wholly owned subsidiaries.  We estimate the annual fees for these services to be approximately $145,000.

On November 4, 2002, John B. McCandless resigned as Chief Operating Officer of the Company to pursue other opportunities.  The Company has assigned the responsibilities previously performed by Mr. McCandless to other members of the management team and there are no plans to replace Mr. McCandless in the near future.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number		Description

3.1		Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2		Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3		Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference toReport on Form 10-Q for the period ended July 1, 2000]

4.1		Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1

Business Loan Agreement by and between Bank of America National Trust and Savings Association, d/b/a Seafirst Bank (“Seafirst Bank”) and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.2		Loan Modification Agreement by and between Seafirst Bank and the Company [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3		Employment Agreement dated June 1, 1997 by and between the Company and Gilbert A. Fuller [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.4		Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.5		Promissory Note and Redemption Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.6		Stock Pledge Agreement dated April 28, 1999 [Incorporated by reference to Report on Form 10-Q for the period ended April 3, 1999]

10.7		Redemption Agreement dated July 30, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

10.8		Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.9		Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.10		Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.11		Purchase Agreement dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.12		Termination of Purchase Agreement dated April 11, 2002 [Incorporated by reference to Report on Form 10-K/A, filed May 1, 2002]

10.13		Amended Credit Agreement dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.14		2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

10.15		Second Amendment to Credit Agreement dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

11.1		Computation of Net Earnings per Share (included in Notes to Consolidated Financial Statements)

23.1		Consent of Grant Thornton LLP, Independent Auditors [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

23.2		Consent of Durham Jones & Pinegar, Professional Corporation [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

99.1		Press Release dated September 21, 1999 [Incorporated by reference to Report on Form 8-K, filed September 24, 1999]

99.2		Press Release dated April 11, 2002 [Incorporated by reference to Report on Form 10-K/A, filed May 1, 2002]

99.3		Certification of Periodic Financial Reports

	(b)	Reports on Form 8-K.

The Company filed a Form 8-K on August 23, 2002 to report the second amendment to the credit agreement with Bank of America, N.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: November 8, 2002	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Myron W. Wentz, Chairman and Chief Executive Officer of USANA Health Sciences, Inc., certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of USANA Health Sciences, Inc. (the “Registrant”);

2.               Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)              presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Myron W. Wentz
Myron W. Wentz, PhD
Chairman and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Gilbert A. Fuller, Chief Financial Officer of USANA Health Sciences, Inc., certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of USANA Health Sciences, Inc. (the “Registrant”);

2.               Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)              presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)