Form 10-K
period 2002-12-28
USANA HEALTH SCIENCES INC
filed 2003-03-27
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2002 was approximately $29,585,907.

The number of shares outstanding of the registrant’s common stock as of March 14, 2003 was 9,446,237.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, and 13) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the May 20, 2003 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 28, 2002

PART I

Item 1.  Business

General

USANA Health Sciences, Inc. (“USANA”) is a Utah corporation that develops and manufactures high-quality nutritional, personal care, and weight management products.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of December 28, 2002, we had approximately 66,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, and the United Kingdom.  We also sell products directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  As of December 28, 2002, we had approximately 45,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 18% of net sales during fiscal year 2002, which ended December 28, 2002.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. Prior to 2002, we defined our customers as those Associates and Preferred Customers who purchased product from USANA at any time during the most recent 12-month period.  We have adopted the three-month methodology because we believe it is a more meaningful measurement of our network marketing system.  The change in this measure has no impact on our financial condition or results of operations.

We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120.  Our telephone number is (801) 954-7100.  We maintain a World Wide Web site at www.usanahealthsciences.com. The information on our Web site should not be considered part of this report on Form 10-K.

Core Business

Founded in 1992 by Myron W. Wentz, Ph.D., we are committed to continuous product innovation and sound scientific research.  Our three primary product lines consist of USANA® Nutritionals, Sensé – beautiful science® (Sensé), and L·E·A·N Lifelong™.  The USANA Nutritionals product line accounted for approximately 65% of net sales in fiscal year 2002.  Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 26% and 11%, respectively, of net sales in fiscal year 2002.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™, that represented an additional 5% of net sales in fiscal year 2002.  The Sensé product line accounted for approximately 13% of net sales in fiscal year 2002.  The LEAN Lifelong product line accounted for approximately 10% of net sales in fiscal year 2002. We market all of our products on the basis of high levels of bioavailability, safety, and quality.

We distribute our products through network marketing.  We believe that network marketing is an effective way to distribute our products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels.  Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment.  We consider the rewarding compensation program and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

Net sales reported for each business segment are determined by the location from which product shipments originate.  North America is our primary market; however, our foreign markets have continued to grow as a proportion of net sales in recent years. Sales in the United States and Canada collectively accounted for 76.1% of net sales in 2002.  The United States business segment carries on limited direct export programs to both Japan and the United Kingdom.  Sales from these direct export programs are reported in the United States business segment.  The vast majority of our products sold in Japan are shipped from the Japanese warehouse and are reported in the Japan business segment.  Our key markets outside the United States contributed to net sales in fiscal year 2002 as follows:

•	Canada	23.7%
•	Australia-New Zealand	13.2%
•	Hong Kong	5.3%
•	Japan	3.7%
•	Taiwan	1.7%

We commenced operations in Taiwan, our newest market, in October 2002.  The Taiwan market generated $2.3 million in sales for the quarter and year ended December 28, 2002. We have also recently announced that we plan to launch operations in South Korea in the third quarter of 2003 and in Mexico in the first quarter of 2004.

Important Developments

On April 11, 2002, we terminated an agreement for the sale of operating assets to a company controlled by our founder, Dr. Wentz. The agreement for the sale had been entered into on March 21, 2002 and was subject, among other things, to a submission of the proposal to the vote of our shareholders.  See exhibits 10.7 and 10.8 to this report for relevant purchase agreement and termination of the purchase agreement.

On May 15 2002, we announced that we were issued two patents, which cover a proprietary process for extracting antioxidant-rich compositions from olives and the solid by-products of olive oil production.  This will allow us to develop new and exclusive, high-quality antioxidant products.  We are also currently discussing licensing agreements with a vendor to make olive extract using our patented process.

On July 12, 2002, our Board of Directors named David A. Wentz to the position of President of USANA. David Wentz previously served as Executive Vice President and continues to serve as a member of the Board of Directors. Dr. Wentz continues to serve as our Chairman and Chief Executive Officer. David Wentz is the son of Dr. Wentz.

Business Segments

We are principally engaged in a single line of business: developing, manufacturing, and distributing nutritional, personal care, and weight management products.  Our reportable business segments are distinguished by geography and include the United States, Canada, Australia-New Zealand, Hong Kong, Japan, and Taiwan.  Segment information for each of the last three fiscal years is included in Note K of the audited consolidated financial statements included in this report.  Other than geographical differences, there are no material differences in the way we manage our operating segments with the exception of manufacturing and research and development activities.  All manufacturing and research and development activities are undertaken within the United States.

Industry Overview

The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body’s health and general well being.  The four major product categories within the nutrition industry are as follows:

•                       Nutritional Supplements – products such as vitamins and minerals, sports performance enhancers, meal replacements, dietary supplements, herbs and botanicals, and compounds derived from these substances,

•                       Natural and Organic Foods – products such as cereals, milk, non-dairy beverages, and frozen entrees,

•                       Functional Foods – products with added ingredients or fortification specifically for health or performance purposes, and

•                       Natural Personal Care – products combining nutrition with skin care.

In their August/September 2002 issue, the Nutrition Business Journal (“NBJ”) reported that its research suggests the global nutrition industry grew 7.7% in 2001 to reach sales of $150 billion.  NBJ also reported that of the $150 billion, functional foods comprised 38%, nutritional supplements 34%, natural and organic foods 20%, and natural personal care 8%.  According to NBJ, the United States made up over 35% of the total industry sales.  NBJ also reported that supplements contributed $50.4 billion to the total, with $17.8 billion coming from sales in the United States.

We believe that the following factors drive growth in the nutrition industry:

•                       The general public’s heightened awareness and understanding of the connection between diet and health,

•                       The aging population in most of our markets, particularly the baby-boomer generation, which tends to use more nutritional supplementation as it ages,

•                       The worldwide trend toward preventive health care, and

•                       Product introductions in response to new scientific research.

Nutritional products are distributed through six major sales channels.  Each channel has changed in recent years primarily due to advances in technology and communications resulting in improved product distribution and faster dissemination of information.  The major sales channels are as follows:

•                       Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores,

•                       Natural health food retailers,

•                       Network marketing,

•                       Mail order,

•                       Healthcare professionals and practitioners, and

•                       The Internet.

We distribute our products through the network marketing sales channel.  According to the World Federation of Direct Selling Associations, the network marketing industry generates $78.8 billion annually in worldwide sales with nearly 44 million independent distributors.  The United States remains the largest market for direct sales with $26.7 billion annually and over 12 million independent distributors. We believe that we are well positioned to capitalize on growth trends in direct sales as both a developer and manufacturer of nutritional supplements utilizing our network marketing distribution system.

Operating Strengths

Our principal objective is to be a leading developer, manufacturer, and distributor of science-based nutritional health products.  Our strategy to achieve this objective and maintain our position in the industry is to capitalize on our operating strengths, which include our development and sale of science-based products, our strong research and development capability, our in-house manufacturing capacity, an attractive compensation plan for Associates, and our experienced management team.

Science-based Products. We have developed a line of high-quality health products based upon a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research.  We believe that the identification and delivery of essential vitamins, minerals, and other supplements will help individuals achieve and maintain long-term health.

Strong Research and Development. Dr. Wentz directs our research and development effort, supported by a team of 16 scientists and researchers, including five scientists holding Ph.D. degrees.  In our research and development laboratory, our scientists and researchers:

•                       Investigate in vitro and in vivo activity of new natural extracts and formulated products,

•                       Identify and research combinations of nutrients that may be candidates for new products,

•                       Study the metabolic activity of existing and newly identified nutritional supplements,

•                       Enhance existing products as new discoveries in nutrition are made, and

•                       Formulate products to meet regulatory requirements of international markets.

In addition, we continue to perform double-blind, placebo-controlled clinical studies intended to further evaluate the efficacy of our products.

In-house Manufacturing. We believe that our ability to manufacture our own products is a significant competitive advantage and contributes to our ability to provide high-quality products for the following reasons:

•                       We can better control the quality of raw materials and the purity and potency of finished products,

•                       We can more reliably monitor the manufacturing process to reduce the risk of product contamination, and

•                       We believe we can continually reduce the underlying costs associated with manufacturing  nutritional supplements.

Attractive Associate Compensation Plan and Benefits. We are committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute our sales force.  We believe the USANA Associate compensation plan is one of the most financially rewarding in the network marketing industry.  Associate incentives totaled approximately $51 million or 38.3% of net sales in 2002.  We pay Associate incentives weekly.  The USANA compensation plan is a global seamless plan, meaning that Associates can recruit and be compensated each week for their business success in any market in which we conduct business.  To support the Associates, we sponsor events throughout the year which offer information about our products and the network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and USANA management.

Experienced Management Team.  Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, customer network development, information technology, finance, operations, and manufacturing.  The current executive management team has been in place for several years and is responsible for developing an infrastructure to support growth and international expansion, strengthening our financial condition, and improving internal controls.

Growth Strategy

We seek to grow our business by pursuing the following strategies:

Attract and Retain Associates and Preferred Customers. We recognize the need to continue to attract and retain Associates. In 2001, we emphasized building the Associate customer base and assisting the Associates in building their business by declaring 2001 as “The Year of the Business”.  This focus included the introduction of “Health & Freedom Thursdays” and other meetings intended to present the business opportunity to potential Associates and provide additional training and resources for Associates to build a successful business with USANA.  During 2002, we remained focused on Associates by continuing the weekly “Health & Freedom Thursdays” and other company-sponsored meetings.  As a result of this focus, we substantially increased Associate enrollments in fiscal year 2002. In efforts to attract and retain Associates during 2003, we will continue to hold training and opportunity meetings, maintain and improve communication with leaders in the field, enhance infrastructure to promote customer service levels, and improve reward and recognition for our Associates.

Enter New Markets. We believe that, in addition to the North American market, significant growth opportunities continue to exist in international markets.  We began operations in Taiwan in October 2002 and plan to launch operations in South Korea and Mexico in the third quarter of 2003 and the first quarter of 2004, respectively. New markets are selected following an assessment of several factors including market size, anticipated demand for USANA products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on the products or network marketing system.  We have begun to register certain products with regulatory and government agencies in preparation for further international expansion.  Wherever possible, we expect to seamlessly integrate the Associate compensation plan in each market to allow Associates to receive commissions for global, and not merely local product sales.  This seamless downline (Associate’s sales organization, including the Associate’s recruits and their recruits) structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets.  We believe this seamless compensation plan can significantly enhance our ability to expand internationally and we intend, where permitted, to integrate future markets into the plan.

Introduce New Products. Using our research and development capabilities we introduce innovative products and continuously enhance existing products.  Among the products introduced during 2002 were, USANA® Essentials with Olivol™, Visionex™, and Perfecting Essence.  Our practice is to introduce new products throughout the year, primarily at company-sponsored events.

Pursue Strategic Acquisitions. We believe that attractive acquisition opportunities may arise in the future.  We intend to pursue strategic acquisition opportunities that would grow our customer base, expand product lines, enhance manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Products

Our primary product lines are USANA® Nutritionals, Sensé - beautiful science®, and L·E·A·N Lifelong™.  The following table summarizes the approximate percentage of total product revenue contributed by each of these three product lines for the last three fiscal years:

	Sales By Product Line Year Ended
Product Line	2000	2001	2002
USANA® Nutritionals	69%	67%	65%
L·E·A·N Lifelong™	12%	10%	10%
Sensé – beautiful science®	9%	13%	13%

USANA® Nutritionals. Over the last three years, the USANA Nutritionals product line has averaged approximately 67% of net sales.  This product line includes antioxidants, minerals, vitamins, and other nutritional supplements.  The USANA nutritional supplement products are designed to provide optimal absorption, bioavailability, and efficacy.  The top-selling products are the USANA® Essentials, which include Mega Antioxidant and Chelated Mineral, and Proflavanol®, which totaled approximately 26% and 11%, respectively, of net sales in fiscal year 2002.  Other products in this line include the HealthPak 100™, Body Rox™ (Essentials for Teens), Usanimals™ (Essentials for Kids), Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, and Visionex™.

Sensé - beautiful science®. This product line includes scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of skin.  Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal (Replenishing Crème), Serum Intensive (Skin Revival Complex), Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, and Energizing Shower Gel.

L·E·A·N Lifelong™.  The L·E·A·N Lifelong™ product line was developed to provide a comprehensive approach to weight management, proper diet and nutrition, and healthy living.  The program’s underlying principles, Lifestyle, Education, Activity and Nutrition, literally spell out the L·E·A·N philosophy.  Developed with the assistance of health, nutrition, and fitness experts, the USANA L·E·A·N program seeks to use the latest developments in nutritional science, psychology, and exercise physiology to promote lifelong health, fitness, and wellness. This product line includes several reformulated food products previously sold under the L·E·A·N or USANA brand names.  Nutrimeal™ and Fibergy® drink mixes, OptOmega®, SoyaMax™, Nutrition Bar and Fibergy Bar, a L·E·A·N Formula for weight management, and several other related products for healthy diets are included in this product line.

In addition to these three principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products.  These resource materials or sales aids include product brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to Associates. We also write and develop our own materials for audio and videotapes, which are produced by third parties.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales aids or starter kits.

We continually evaluate the profitability of each of our products and discontinue those products that do not meaningfully contribute to our profitability.  Historically, the elimination of certain products has not had a significant negative impact on our overall profitability.

Research and Development

We are committed to continuous product innovation and improvement through sound scientific research.  The mission of the research and development team is to develop, for all age groups, advanced health products that reduce the risk of chronic degenerative disease and promote long-term health.  These research efforts are enhanced using a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research.  We periodically consult with a panel of physicians who provide advice on product development. In fiscal years 2000, 2001, and 2002, we expended $1.4 million, $1.1 million, and $1.0 million, respectively, on company-sponsored research and development activities.  We intend to continue to dedicate resources at similar levels for the research and development of new products and reformulation of existing products.

We maintain a research and development program based upon established scientific research methodologies.  These modern research facilities located at our Salt Lake City headquarters are equipped to conduct analytical testing of raw ingredients, raw material extraction research, in vitro and in vivo testing, and human bioavailability studies.  In-house and third-party clinical studies are conducted on select products to further characterize benefits.

Manufacturing and Quality Assurance

During 2002, we manufactured products that accounted for approximately 70% of product sales.  All manufacturing was conducted at our Salt Lake City, Utah, manufacturing facility.  The production process for tablet-based products includes the following steps:

•                       Identifying and evaluating suppliers of raw materials,

•                       Acquiring raw materials,

•                       Analyzing raw material quality,

•                       Weighing or otherwise measuring the raw materials,

•                       Mixing raw materials into batches,

•                       Forming the mixtures into tablets,

•                       Coating and sorting the tablets,

•                       Analyzing tablet quality, and

•                       Packaging finished products.

Our manufacturing process uses automatic and semi-automatic equipment.  We conduct sample testing of raw materials and finished products for purity, potency, and composition conforming to strict specifications. Constructed in 1996, the production facility is registered with the U.S. Food and Drug Administration (“FDA”) and Health Canada and has been inspected and certified by the Australian Therapeutic Goods Administration (“TGA”).  In the United States, the manufacture of nutritional supplements and related products requires compliance with food-level Good Manufacturing Practice regulations (“GMP’s”) of the FDA.  We believe that our processes comply with the FDA’s more demanding drug-level GMP’s.  The certification by the TGA also denotes compliance with that agency’s drug-level GMP’s.

We contract with third-party manufacturers and vendors for the production of some of our products.  These third-party vendors and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team.

We conduct quality control processes in two laboratories located in Salt Lake City, Utah.  In the microbiology laboratory, our laboratory analysts test for biological contamination of raw materials and finished goods.  In the analytical chemistry laboratory, laboratory analysts test for chemical contamination and accurate active ingredient levels of raw materials and finished products.  Both laboratories conduct stability tests on finished products to determine product shelf life.  Our laboratory staff also performs chemical assays on vitamin and mineral constituents under United States Pharmacopoeia and other internally validated methods.  In addition to the quality control and clinical laboratories, our headquarters facility also houses a laboratory designated for research and development.

Most of the raw ingredients used in the manufacture of our products are available from a number of suppliers.  We have not generally experienced difficulty in obtaining necessary quantities of raw ingredients.  When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials as needed and believe we will be able to do so in the future if the need arises.

Our manufacturing facility currently produces an average of 35 million tablets a month, using approximately 60% of capacity (assuming two eight-hour shifts per day, five days per week).  Our packaging equipment fills an average of 450,000 bottles, assembles 80,000 Essentials and boxes 14,000 HealthPak 100 combinations each month.  Assuming two eight-hour shifts per day, five days per week, we use approximately 50% of our overall packaging capacity.

Distribution and Marketing

We distribute products through a network marketing system and sell directly to Preferred Customers.  Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers.  The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing, and the Internet have contributed to the rapid growth of network marketing.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels.

A person who wishes to sell USANA products must join our independent sales force as an Associate.  A person becomes an Associate by completing an application under the sponsorship of an existing Associate.  The new Associate then becomes part of the sponsoring Associate’s downline sales organization.  New Associates must sign a written contract and agree to adhere to the USANA policies and procedures.  New Associates are also required to purchase a starter kit that includes a detailed manual, including the policies and procedures.  The kit is sold at our cost for a purchase price of approximately $49.

Subject to payment of an annual renewal fee, Associates may continue to distribute products until they are terminated or they voluntarily withdraw.  Initial training of Associates about the products, the compensation plan, network marketing, and USANA is provided primarily by an Associate’s sponsor and others in their sales organization.  In addition, we develop and sell training materials and sales aids to assist Associates in building their business.  We also periodically sponsor and conduct regional, national, and international Associate events and intensive leadership training seminars.  Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities.  Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities.  Our policies and procedures also restrict Associates’ advertising and representations or claims concerning USANA products or the compensation plan.

The USANA compensation plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their downline organizations to sell USANA products to consumers. We believe this compensation plan is distinctive for its weekly distributions and equitable payouts, which are designed to create appropriate incentives for the sale of USANA products.  Each Associate must purchase and sell products in order to earn commissions and bonuses. Associates cannot simply recruit others for the purpose of developing a downline and earn income passively, depending solely on the efforts of the downline.

Associates can earn compensation in three ways:

•                       Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices,

•                       Generating sales volume points based on their sales activity and the sales activity of their downline sales organization, and

•                       Participating in a leadership bonus pool based on certain performance requirements.

Most of our products are assigned sales volume points.  Commission payments to Associates are based on total personal and downline sales volume points, with commissions paid weekly.  As an Associate successfully expands his or her downline sales organization and as those in the downline also successfully expand, the Associate can receive higher commissions.

We endeavor to seamlessly integrate this Associate compensation plan across all markets in which USANA products are sold, allowing Associates to receive commissions for global and not merely local, product sales.  This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders.  Associates may expand their downline organizations into new markets without establishing new downlines or requalifying for higher levels of compensation in the newly opened markets. We believe this seamless compensation plan significantly enhances our ability to expand internationally and we intend, where permitted, to continue to integrate new markets into this plan.

Most Associates sell the products on a part-time basis or consume the products personally.  The sponsoring of new Associates results in creation of multiple levels within our network marketing structure.  Sponsored Associates are referred to as the “downline” of the sponsoring Associate.  Downline Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same downline as the original sponsoring Associate.  Associates interested in earning additional income who successfully expand their business network or downline can qualify for higher levels of compensation as well as leadership bonuses by attaining certain purchase volume levels and demonstrating leadership abilities. Sponsoring new Associates is not required of Associates and we do not pay commissions based on recruiting or sponsorship activity.

We also sell directly to customers who purchase products only for personal consumption.  This program is our “Preferred Customer” program.  Preferred Customers may not resell or distribute the products.  We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but prefer not to maintain a sales, distribution, or other business relationship with USANA.  Although our policies prohibit Preferred Customers from engaging in retail sales of products purchased through the program, they may enroll as Associates at any time if they desire.  Only Associates are eligible to participate in the compensation plan.

Product Returns

Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund.  We reimburse the Associate with product or credit on account upon receipt of proper documentation and the return of the remaining product.

All returned product within the first 30 days following purchase is refunded at 100% of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  During fiscal years 2000, 2001, and 2002, returns as a percentage of net sales were 1.5%, 1.4%, and 1.7%, respectively.

Major Customers

Substantially all of our sales are made to Preferred Customers and through independent Associates.  No single Associate accounted for 5% or more of net sales in any of the last three fiscal years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA.  Our employees and affiliates cannot be Associates, although there is no prohibition on their family members becoming Associates as long as they do not reside in the same household as the employee or affiliate.  Associates may sell products only in markets where we have approved the sale of our products.

Compliance by Associates

From time to time Associates fail to adhere to the USANA policies and procedures, including those governing the marketing of our products or making representations regarding the compensation plan.  We systematically review reports of alleged Associate misbehavior.  Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.  If we determine that an Associate has violated any of the USANA policies and procedures, we may take a number of disciplinary actions.  For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions such as warnings, fines, or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance department also routinely reviews Associate activities.

Information Technology

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success.  To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an integrated system to manage inventory, production planning, fulfillment, and financial information.  In 2003, we plan to implement a new Enterprise Resource Planning system that will complement our existing customized order-entry system and enhance the management of our core business processes. Our information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

Product Regulation. Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products.  In the United States, advertisement of our products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act and, where such advertising is considered to be product labeling by the FDA.  The FDA regulates products under the Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated under that act.  USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency.  The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which they are distributed. For example, in Australia we are subject to the Therapeutic Goods Administration and in Japan to the Ministry of Health, Labor and Welfare.

Our largest product group in terms of sales includes products that are regulated as dietary supplements under the FDCA.  Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).  We believe DSHEA provides a favorable regulatory climate to the dietary supplement industry.  Some of our drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).  The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods.  Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date.

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

The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999.  All companies in the dietary supplement industry were required to comply with these new regulations. We updated our product labels in 1997 in response to these new regulations.  On March 5, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements.  These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s.  We believe that we currently manufacture our dietary supplement products according to the standards of the FDA’s drug-level GMP’s.  However, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law if new GMP’s are adopted.

Other products we market include cosmetics and products deemed to be over-the-counter (“OTC”) drugs.  In general, our cosmetic products are not subject to pre-market approval by the FDA.  However, cosmetics are subject to regulation by the FDA under the FDCA adulteration and misbranding provisions.  Cosmetics also are subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act.  Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as our sunscreens, are regulated as drugs.  OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing.  Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product.  If the rule becomes final, we would have to stop marketing the product as currently formulated.  Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA including GMP’s, labeling, and the FDCA’s misbranding and adulteration provisions.

Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  Section 12 of the FTC Act provides that the dissemination of or causing to be disseminated any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies.  The FTC has issued a guidance document to assist companies in understanding and complying with the substantiation requirement.  We have organized the documentation to support our advertising and promotional practices in compliance with these guidelines.

The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions.  FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public.  Violation of these orders could result in substantial financial or other penalties.  We have not been notified that we were the subject of any action by the FTC, but any action in the future by the FTC could materially adversely affect our ability to successfully market our products.

The events of September 11, 2001 highlighted the need to enhance the security of the U.S. food supply.  Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (“Bioterrorism Act”).  We expect that several provisions of the Bioterrorism Act will place additional regulatory compliance issues upon us.  For example, one provision in the Bioterrorism Act requires the Secretary of Health and Human Services to develop regulations that mandate domestic and foreign facilities that manufacture, process, pack, or hold food for human or animal consumption in the United States to register with the FDA by December 12, 2003.  Notice of proposed rulemaking for this requirement has been published and the FDA has tentatively set October 13, 2003 as the commencement date for registration.  We will comply with the registration requirement at the appropriate time.  Another provision of the Bioterrorism Act mandates that the FDA receive prior notification of all food importation.  Our OptOmega product is packaged outside of the United States and imported into the United States and therefore we are required to comply with this notification requirement.

In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. Foreign regulatory requirements have not placed a significant burden on our ability to operate in current foreign countries.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

Network Marketing Regulation. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations, and court cases. Illegal schemes, typically referred to as “pyramid,” “chain distribution,” or “endless chain” schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme.  Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort.  Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than investments in the organizations or other non-retail sales related criteria or activity.  Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

In addition to federal regulation in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising.  Occasionally we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be in compliance with applicable laws and regulations.  Failure by an Associate or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general.  Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential Associates or enter new markets.  In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines.  Although to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future.

We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business in the future.  It is possible that future developments may require that we revise our network marketing program.  Any or all of these requirements could have a material adverse effect on our business, results of operations, and financial condition.

Transfer Pricing Regulation. We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations such as the payment of Associate incentives.  If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected.  We believe that we operate in compliance with all applicable transfer pricing laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

Competition

The business of developing and distributing nutritional, personal care, and weight management products such as those we sell and distribute is highly competitive.  Numerous manufacturers, distributors, and retailers compete for consumers and, in the case of other network marketing companies, for distributors.  We compete directly with other entities that develop, manufacture, market, and distribute products in each of our product lines.  We compete with these entities by emphasizing the underlying science, value, and high quality of our products as well as the convenience and financial benefits afforded by our network marketing system and compensation plan.  However, many of our competitors are substantially larger and have greater financial resources and broader name recognition.  Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

The nutritional supplement market is characterized by:

•                       Large selections of essentially similar products that are difficult to differentiate,

•                       Retail consumer emphasis on value pricing,

•                       Constantly changing formulations based on evolving scientific research,

•                       Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels, and

•                       A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

Similar factors are also characteristic of products comprising our other product lines.  There can be no assurance that we will be able to effectively compete in this intensely competitive environment.  In addition, nutritional, personal care, and weight management products can be purchased in a wide variety of channels of distribution, including retail stores.  Our product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors and are often premium priced.  As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

We also compete with other network marketing organizations for the time, attention, and commitment of new and current Associates.  Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates.  We believe that we offer a rewarding Associate compensation plan and attractive Associate benefits and services.  To the extent practicable, our Associate compensation plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements.  We pay Associate incentives weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions.  There can be no assurance that our programs for recruiting and retaining Associates will be successful.  We also compete for the time, attention, and commitment of this independent Associate force.  The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.  Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide.  Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife International, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., NBTY, Nu Skin Enterprises, Inc., Twinlab Corporation, and Weider Nutrition.  We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for Associates.  There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to the corporate and product names.  We own 13 trademarks registered with the United States Patent and Trademark Office.  We also have four pending applications to register trademarks in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations, and we intend to register additional trademarks, in foreign countries where USANA products are or may be sold in the future.  Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law.  Common law trademark rights do not provide the same level of protection afforded by registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.  We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA and the marketing of USANA products.  We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

Trade Secrets. We own certain intellectual property, including trade secrets, that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees involved in research and development activities have not entered into these agreements.  Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.  Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

Patents.  During 2002, we were issued two patents, which will continue in force for 17 years from the date of issue.  These patents are process patents and relate to the method of extracting an antioxidant from olives and the waste products of olive oil production.  We are currently discussing licensing agreements with a vendor to make olive extract using our patented process.  At this stage, it is very difficult to determine the exact future benefit of these patents.  However, we believe that the patents have the potential for significant revenue in the future through new product development and royalties from licensing.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action.  Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights.  Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Seasonality

We believe that the impact of seasonality on our results of operations is not material.

Backlog

We typically ship products within 72 hours after the receipt of the order. As of March 14, 2003, there was no significant backlog.

Working Capital Practices

We maintain significant amounts of inventory in stock in order to provide a high level of service to Associates and Preferred Customers.  Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor.

Environment

We are not aware of any instance in which we have contravened federal, state, or local provisions enacted for or relating to protection of the environment or in which we otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations.

Employees

As of March 14, 2003, we had 459 employees worldwide, as measured by full time equivalency.  Our employees are not represented by a collective bargaining agreement and we have not experienced work stoppages as a result of labor disputes.  We believe our relationship with our employees is good.

Additional Available Information

We make available, free of charge at our corporate web site copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  This information may also be obtained from the SEC’s on-line database located at www.sec.gov.

Item 2.  Properties

Our corporate headquarters are located in Salt Lake City, Utah in a building of 184,000 square feet on a company-owned 16-acre parcel.  The allocation of this space includes approximately 44,000 square feet for manufacturing, packaging and distribution; 73,000 square feet of warehouse space; and 67,000 square feet occupied by executive and administrative personnel, customer services, research and development, and three laboratories.

We believe that our facilities are suitable and adequate in relation to our needs for the foreseeable future.  Total current monthly lease commitments for the properties under lease total approximately $157,000.

The table on the following page summarizes our facilities as of December 28, 2002.

Location	Nature of Use	Square Feet	Held

Salt Lake City, UT USA	Corporate headquarters/manufacturing/call center/ warehouse/distribution center	184,000	Owned
Tooele, UT USA	Call center	12,000	Leased
Ontario, Canada	Central office/warehouse/distribution center	18,000	Leased
Sydney, Australia	Central office/call center/warehouse/distribution center	20,000	Leased
Auckland, New Zealand	Central office/warehouse/distribution center	4,000	Leased
Causeway Bay, Hong Kong	Central office/call center	6,900	Leased
Kwai Chung, Hong Kong	Warehouse/distribution center	4,000	Leased
Causeway Bay, Hong Kong	Sensé Salon	1,500	Leased
Tokyo, Japan	Central office/call center	12,000	Leased
Yokohama, Japan	Warehouse/distribution center	11,200	Leased
Taipei, Taiwan	Central office/call center	6,912	Leased
Taipei, Taiwan	Warehouse/distribution center	7,117	Leased

Item 3.  Legal Proceedings

From time to time we become a party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters.  We believe such claims, individually or in the aggregate, will not result in a material adverse effect on our business, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 28, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on The NASDAQ National Market System under the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ National Market System for the periods indicated:

2001	High	Low
First Quarter	$3.06	$1.25
Second Quarter	$2.38	$1.61
Third Quarter	$2.10	$1.40
Fourth Quarter	$1.80	$1.15

2002	High	Low
First Quarter	$1.90	$1.20
Second Quarter	$7.90	$1.15
Third Quarter	$7.30	$4.41
Fourth Quarter	$12.00	$5.95

On March 14, 2003, the high and low sales prices of our common stock as reported by NASDAQ were $18.74 and $18.26, respectively.

Shareholders

As of March 14, 2003, we had approximately 650 holders of record of the common stock and an estimated 4,600 beneficial owners, including shares of common stock held in street name.

Dividends

We have never declared or paid cash dividends on our common stock.  We currently intend to retain future earnings, if any, to fund the development and growth of our business and further reduce the outstanding debt.  Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, financial condition, and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below with respect to the consolidated statements of earnings and consolidated balance sheets for each of the last five fiscal years are derived from our audited consolidated financial statements for the relevant periods.  The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes thereto included in this report.

	Fiscal Year(1)
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:

Net sales	$126,291	$134,312	$123,180	$114,280	$133,776
Cost of sales	30,133	30,099	36,344	32,802	33,392

Gross profit	96,158	104,213	86,836	81,478	100,384
Operating expenses:
Associate incentives	54,408	57,044	47,032	43,912	51,174
Selling, general, and administrative	25,163	31,778	32,939	32,286	35,382
Restructuring and impairment(2)	—	4,400	—	—	—
Research and development	1,362	1,377	1,410	1,080	1,035

Total operating expenses	80,933	94,599	81,381	77,278	87,591

Earnings from operations	15,225	9,614	5,455	4,200	12,793
Other income (expense), net	178	(48)	(677)	(692)	(221)

Earnings before income taxes	15,403	9,566	4,778	3,508	12,572
Income taxes	5,906	3,665	1,911	1,309	4,069

Net earnings	$9,497	$5,901	$2,867	$2,199	$8,503
Earnings per share:
Basic	$0.73	$0.49	$0.29	$0.23	$0.90
Diluted	$0.68	$0.47	$0.29	$0.23	$0.82
Weighted average shares outstanding:
Basic	12,937	12,158	9,787	9,678	9,442
Diluted	13,929	12,473	9,890	9,706	10,324

Dividends per share	—	—	—	—	—

	As of
	Jan. 2, 1999	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002
	(in thousands, except other data )
Consolidated Balance Sheet Data:

Cash and cash equivalents	$2,617	$1,411	$2,900	$2,465	$6,686
Working capital	7,899	(1,281)	2,308	350	1,228
Current assets	16,615	15,048	16,927	14,189	18,907
Total assets	39,426	36,773	35,492	35,354	39,113
Long-term debt, less current maturities	—	7,500	8,000	6,000	2,646
Stockholders' equity	30,086	12,919	12,873	14,527	18,093

Other Data:
Active Associates(3)	72,000	72,000	61,000	56,000	66,000
Active Preferred Customers(3)	18,000	26,000	43,000	41,000	45,000
Total Active Customers(3)	90,000	98,000	104,000	97,000	111,000

(1)

The 1999, 2000, 2001, and 2002 fiscal years were 52-week years. Fiscal year 1998 was a 53-week year, covering the period December 28, 1997 through January 2, 1999.  Fiscal year 1999 covered the period January 3, 1999 through January 1, 2000.  Fiscal year 2000 covered the period January 2, 2000 through December 30, 2000.  Fiscal year 2001 covered the period December 31, 2000 through December 29, 2001. Fiscal year 2002 covered the period December 30, 2001 through December 28, 2002.

(2)	For information on the restructuring charge during 1999, see Note G of the audited consolidated financial statements included elsewhere in this report.

(3)	Active Associates and Preferred Customers are Associates and Preferred Customers who have purchased product at any time during the three-months ended as of the date indicated.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high-quality nutritional, personal care, and weight management products that are distributed through network marketing. Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials.  As of December 28, 2002, we had approximately 66,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, and the United Kingdom.  We also sell products directly to Preferred Customers who purchase products for personal use and are not permitted to resell or distribute the products.  As of December 28, 2002, we had approximately 45,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. Prior to 2002, we defined our customers as those Associates and Preferred Customers who purchased product from USANA at any time during the most recent 12-month period. We have adopted the three-month methodology because we believe it is a more meaningful measurement of our network marketing system.  The change in this measure has no impact on our financial condition or results of operations.

We recognize revenue when products are shipped and title passes to our customers.  In fiscal year 2002, sales in the six primary markets, the United States (which includes limited direct sales into Japan and the United Kingdom), Canada, Australia-New Zealand, Hong Kong, Japan, and Taiwan were 52.4%, 23.7%, 13.2%, 5.3%, 3.7%, and 1.7%, respectively, of net sales.  As we expand our business into additional international markets, we expect international operations to account for an increasing percentage of net sales. For example, we recently announced that we will launch operations in South Korea in the third quarter of 2003 and Mexico in the first quarter of 2004.

Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, and overhead directly associated with the production and distribution of products and sales materials, as well as duties and taxes associated with product exports.  In fiscal year 2002, products we manufactured accounted for approximately 70% of net sales.  As international sales increase as a percentage of net sales, cost of sales could increase slightly, reflecting additional duties, freight and other expenses associated with international growth.

Associate incentives are our most significant expense and were 38.3% of net sales in fiscal year 2002.  Associate incentives include commissions and leadership bonuses that are paid weekly based on sales volume points.  Certain awards and prizes are also reported as Associate incentives.  Most products are assigned a sales volume point value independent of the product’s price.  Associates earn commissions based on sales volume points generated in their downline sales organization. Starter kits and sales aids have no sales volume point value and commissions are not paid on the sale of these items.

We closely monitor the amount of Associate incentives paid as a percentage of net sales and may from time to time adjust the Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings.  This must be done while continuing to maintain an appropriate incentive for Associates.

Selling, general, and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotion and advertising, and professional fees along with other marketing and administrative expenses.  Wages and benefits represent the largest component of selling, general, and administrative expenses.  Our Chief Executive Officer and Chairman of the Board of Directors, Dr. Wentz, does not receive any compensation for his services and he has in the past declined to accept any stock options or other awards under any stock option or stock incentive plan that he might otherwise have been entitled to receive as an executive officer.  There is no guarantee that we will not offer Dr. Wentz compensation or stock options in the future.  If Dr. Wentz were paid a salary, or if a new Chief Executive Officer were retained and paid a customary salary and benefits, selling, general, and administrative expenses would increase as a result of the compensation paid. Selling, general, and administrative expenses also include significant depreciation and amortization expense incurred as a result of continued investments in computer and telecommunications equipment and systems to support international expansion.  We anticipate that additional capital investments will be required in future periods to promote and support anticipated growth in sales and the increasing size of the customer base, which includes both Associates and Preferred Customers.

Research and development expenses include costs incurred in developing new products, supporting and enhancing existing products, and reformulating products for introduction into international markets.

Results of Operations

The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2000	2001	2002
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	29.5	28.7	25.0
Gross profit	70.5	71.3	75.0
Operating expenses:
Associate incentives	38.2	38.4	38.3
Selling, general, and administrative	26.8	28.3	26.4
Research and development	1.1	0.9	0.8
Total operating expenses	66.1	67.6	65.5

Earnings from operations	4.4	3.7	9.5
Other income (expense), net	(0.5)	(0.6)	(0.2)

Earnings before income taxes	3.9	3.1	9.3
Income taxes	1.6	1.2	3.0

Net earnings	2.3%	1.9%	6.3%

Fiscal Year 2002 compared to Fiscal Year 2001

Net Sales.  Net sales increased 17.1% or $19.5 million to $133.8 million in 2002, from $114.3 million in 2001.  The increase in net sales was primarily the result of the following:

•                       A 17.9% increase in the active Associate base in 2002,

•                       A $4.3 million increase in net sales in Japan due to a full year of operations,

•                       An overall price increase in the Australia-New Zealand market that added $2.1 million and a price increase on two key products, USANA® Essentials and HealthPak 100™ in North America that contributed an additional $1.0 million to net sales, and

•                       Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign markets by approximately $0.5 million.

During the fourth quarter of 2002, we commenced operations in Taiwan.  The Taiwan market added a significant number of new enrollments to the Associate base and contributed $2.3 million in sales for the fiscal quarter and year ended December 28, 2002.

We believe that various factors contributed to the increase in 2002 Associate enrollments including the following: general Associate enthusiasm created by the new Taiwan market, improved communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events held to motivate Associates.

The following table summarizes the growth in net sales by market for the fiscal years ended December 29, 2001 and December 28, 2002.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan.

Market	Sales By Market (in thousands) Fiscal Year				Change from Prior Year	Percent Change
	2001		2002
United States	$66,140	57.9%	$70,062	52.4%	$3,922	5.9%
Canada	28,013	24.5%	31,712	23.7%	3,699	13.2%
Australia-New Zealand	14,299	12.5%	17,606	13.2%	3,307	23.1%
Hong Kong	5,208	4.6%	7,098	5.3%	1,890	36.3%
Japan	620	0.5%	4,955	3.7%	4,335	699.2%
Taiwan	—	0.0%	2,343	1.7%	2,343	N/A

Consolidated	$114,280	100.0%	$133,776	100.0%	$19,496	17.1%

The following tables summarize the growth in active customers by market as of the dates indicated:

	Active Associates By Market
Market	As of December 29, 2001		As of December 28, 2002		Change from Prior Year	Percent Change
United States	28,000	50.0%	28,000	42.4%	—	0.0%
Canada	15,000	26.8%	16,000	24.2%	1,000	6.7%
Australia-New Zealand	9,000	16.1%	11,000	16.7%	2,000	22.2%
Hong Kong	3,000	5.3%	4,000	6.1%	1,000	33.3%
Japan	1,000	1.8%	2,000	3.0%	1,000	100.0%
Taiwan	—	0.0%	5,000	7.6%	5,000	N/A

Consolidated	56,000	100.0%	66,000	100.0%	10,000	17.9%

	Active Preferred Customers By Market
Market	As of December 29, 2001		As of December 28, 2002		Change from Prior Year	Percent Change
United States	24,000	58.5%	27,000	60.0%	3,000	12.5%
Canada	12,000	29.3%	13,000	28.9%	1,000	8.3%
Australia-New Zealand	4,000	9.8%	4,000	8.9%	—	0.0%
Hong Kong	1,000	2.4%	1,000	2.2%	—	0.0%
Japan	—	0.0%	—	0.0%	—	N/A
Taiwan	—	0.0%	—	0.0%	—	N/A

Consolidated	41,000	100.0%	45,000	100.0%	4,000	9.8%

	Total Active Customers By Market
Market	As of December 29, 2001		As of December 28, 2002		Change from Prior Year	Percent Change
United States	52,000	53.6%	55,000	49.5%	3,000	5.8%
Canada	27,000	27.8%	29,000	26.1%	2,000	7.4%
Australia-New Zealand	13,000	13.5%	15,000	13.6%	2,000	15.4%
Hong Kong	4,000	4.1%	5,000	4.5%	1,000	25.0%
Japan	1,000	1.0%	2,000	1.8%	1,000	100.0%
Taiwan	—	0.0%	5,000	4.5%	5,000	N/A

Consolidated	97,000	100.0%	111,000	100.0%	14,000	14.4%

Gross Profit. Gross profit increased to 75.0% of net sales in 2002 from 71.3% in 2001.  The increase in gross profit as a percentage of net sales can be attributed to the following factors:

•                       Cost improvement efficiencies gained in procurement and production activities,

•                       The price increase in the Australia-New Zealand market and price increases on USANA® Essentials and HealthPak 100™ in North America, and

•                       Leverage benefits of semi-variable costs on a rising sales base.

We expect gross profit as a percent of net sales to be approximately 77% for fiscal year 2003.  We believe the improvement will primarily be derived from procurement and production efficiencies.

Associate Incentives.  Associate incentives remained relatively constant as a percent of net sales at 38.3% in 2002 compared to 38.4% in 2001. We believe Associate incentives will increase to approximately 39% of net sales for fiscal year 2003.  Associate incentives are expected to slightly increase as a result of a pricing strategy to create greater incentives for our Associates.

Selling, General, and Administrative.  Selling, general, and administrative expenses decreased to 26.4% of net sales in 2002 from 28.3% in 2001.  The decrease as a percentage of net sales can be primarily attributed to the increase in net sales during 2002.

While selling, general, and administrative expenses decreased as a percentage of net sales from 2001 to 2002, in absolute terms, these expenses increased $3.1 million or 9.6%.  The absolute dollar increase in selling, general, and administrative expenses can be attributed to the following factors:

•                       Employee and management performance incentives of $1.7 million,

•                       Spending in our new Taiwan market of $0.7  million,

•                       Costs related to the aborted transaction involving the proposed sale of assets totaling $0.4 million, and

•                       Variable costs associated with the rising sales base.

We believe that selling, general, and administrative expenses will decrease in 2003 as a percentage of net sales when compared to 2002.  We believe this decrease in selling, general, and administrative expenses relative to net sales will come as a result of leverage benefits on a rising sales base.  We do, however, expect that these expenses will rise in absolute terms as a result of increased variable costs related to higher sales and additional costs associated with new markets.

Other Income (Expense).  Net other expenses decreased by $471,000.  This decrease was a result of a reduction in interest expense of $473,000 in 2002 when compared to 2001.  Lower interest rates and reduced debt levels throughout 2002 were the contributing factors to the lower  interest expense.

Income Taxes. As a result of increased revenue and profitability in our foreign markets during 2002, we generated significant tax benefits in the current year yielding an effective tax rate of 32.4%.  We expect that the effective tax rate for fiscal year 2003 will be approximately 36% due to the following:

•                       The utilization of a foreign tax credit carryforward in the tax year 2002 that is not expected to occur again in the tax year 2003,

•                       An increase in the federal income tax rate in the United States from 34% to 35% on anticipated earnings growth, and

•                       A change in the legal structure in Japan.

Net Earnings.  Net earnings increased to 6.3% of net sales in 2002 from 1.9% in 2001.  The increase in net earnings can primarily be attributed to the following:

•                       Improved operating margins,

•                       Increased sales,

•                       Lower interest expense, and

•                       Lower effective income tax rates.

Diluted earnings per share were $0.82 for 2002, an increase of $0.59 from diluted earnings of $0.23 per share in 2001.  This increase was driven by higher net earnings.

Fiscal Year 2001 compared to Fiscal Year 2000

Net Sales.  Net sales decreased 7.2% to $114.3 million in 2001, a decrease of $8.9 million from $123.2 million in 2000.  The decrease in net sales was a result of an overall 8.2% decline in the active Associate base and weaker foreign currencies relative to the U.S. dollar, which negatively affected the translation of sales in foreign markets.

During the fourth quarter of 2001, we began serving customers directly from our operations in Japan.  Sales to Japan under our direct export program, which are included in the United States results in the following table, totaled $2.6 million in 2001 compared to $711,000 in 2000.

The following table summarizes the growth (decline) in net sales by market for the fiscal years ended December 30, 2000 and December 29, 2001:

Market	Sales By Market (in thousands) Fiscal Year				Change from Prior Year	Percent Change
	2000		2001
United States	$68,526	55.6%	$66,140	57.9%	$(2,386)	(3.5)%
Canada	29,204	23.7%	28,013	24.5%	(1,191)	(4.1)%
Australia-New Zealand	18,979	15.4%	14,299	12.5%	(4,680)	(24.7)%
Hong Kong	6,471	5.3%	5,208	4.6%	(1,263)	(19.5)%
Japan	—	0.0%	620	0.5%	620	N/A

Consolidated	$123,180	100.0%	$114,280	100.0%	$(8,900)	(7.2% )

The following tables summarize the growth (decline) in active customers by market as of the date indicated:

	Active Associates By Market
Market	As of December 30, 2000		As of December 29, 2001		Change from Prior Year	Percent Change
United States	30,000	49.2%	28,000	50.0%	(2,000)	(6.7)%
Canada	15,000	24.6%	15,000	26.8%	—	0.0%
Australia-New Zealand	11,000	18.0%	9,000	16.1%	(2,000)	(18.2)%
Hong Kong	5,000	8.2%	3,000	5.3%	(2,000)	(40.0)%
Japan	—	0.0%	1,000	1.8%	1,000	N/A

Consolidated	61,000	100.0%	56,000	100.0%	(5,000)	(8.2)%

	Active Preferred Customers By Market
Market	As of December 30, 2000		As of December 29, 2001		Change from Prior Year	Percent Change
United States	25,000	58.1%	24,000	58.5%	(1,000)	(4.0)%
Canada	11,000	25.6%	12,000	29.3%	1,000	9.1%
Australia-New Zealand	6,000	14.0%	4,000	9.8%	(2,000)	(33.3)%
Hong Kong	1,000	2.3%	1,000	2.4%	—	0.0%
Japan	—	0.0%	—	0.0%	—	N/A

Consolidated	43,000	100.0%	41,000	100.0%	(2,000)	(4.7% )

	Total Active Customers By Market
Market	As of December 30, 2000		As of December 29, 2001		Change from Prior Year	Percent Change
United States	55,000	52.9%	52,000	53.6%	(3,000)	(5.5)%
Canada	26,000	25.0%	27,000	27.8%	1,000	3.8%
Australia-New Zealand	17,000	16.3%	13,000	13.5%	(4,000)	(23.5)%
Hong Kong	6,000	5.8%	4,000	4.1%	(2,000)	(33.3)%
Japan	—	0.0%	1,000	1.0%	1,000	N/A

Consolidated	104,000	100.0%	97,000	100.0%	(7,000)	(6.7)%

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

The change in pricing was intended to make it easier for Associates to build their business.  New products have better gross margins and pay Associates at a higher rate.  The increase in gross profit was partially offset by weaker foreign currencies relative to the U.S. dollar.

Associate Incentives.  Associate incentives increased to 38.4% of net sales in 2001 from 38.2% in 2000.  The increase in Associate incentives relative to net sales can primarily be attributed to the change in pricing on new products introduced in 2001.

Selling, General, and Administrative.  Selling, general, and administrative expenses increased to 28.3% of net sales in 2001 from 26.8% in 2000.  This increase as a percentage of net sales is a direct result of declining sales and the expenses incurred in connection with the new operations in Japan.  We made a company-wide effort to better manage costs and were able to reduce selling, general, and administrative expenses in absolute terms during 2001 by $4.1 million, excluding the costs associated with the Japan market, which totaled $3.4 million.

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

Net Earnings.  Net earnings decreased to 1.9% of net sales in 2001 from 2.3% in 2000.  The decrease in net earnings can primarily be attributed to lower sales in 2001 and costs associated with establishing operations in Japan.

Diluted earnings per share were $0.23 for 2001, a decrease of $0.06 from diluted earnings of $0.29 per share in 2000.

Quarterly Financial Information

The following tables set forth unaudited quarterly operating results for each of the last eight fiscal quarters as well as certain of the data expressed as a percentage of net sales for the periods indicated.  This information has been prepared on a basis consistent with the consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data.  Quarterly results are not necessarily indicative of future results of operations.  This information should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this report.

	Quarter Ended
Consolidated Statements of Earnings Data:	March 31, 2001	June 30, 2001	Sept. 29, 2001	Dec. 29, 2001	March 30, 2002	June 29, 2002	Sept. 28, 2002	Dec. 28, 2002
	(in thousands, except per share data)

Net sales	$27,614	$28,606	$29,341	$28,719	$28,622	$32,068	$34,787	$38,299
Cost of sales	7,982	8,354	8,232	8,234	7,711	8,359	8,430	8,892

Gross profit	19,632	20,252	21,109	20,485	20,911	23,709	26,357	29,407
Operating expenses:
Associate incentives	10,503	10,958	11,187	11,264	10,730	12,205	13,429	14,810
Selling, general, and administrative	7,574	8,150	8,538	8,024	8,055	8,560	9,099	9,668
Research and development	285	266	276	253	199	240	260	336

Total operating expenses	18,362	19,374	20,001	19,541	18,984	21,005	22,788	24,814

Earnings from operations	1,270	878	1,108	944	1,927	2,704	3,569	4,593
Other income (expense), net	(516)	(88)	(170)	82	(96)	34	(141)	(18)

Earnings before income taxes	754	790	938	1,026	1,831	2,738	3,428	4,575
Income taxes	283	296	352	378	714	1,000	1,085	1,270

Net earnings	$471	$494	$586	$648	$1,117	$1,738	$2,343	$3,305
Earnings per share:
Basic	$0.05	$0.05	$0.06	$0.07	$0.12	$0.18	$0.25	$0.36
Diluted	$0.05	$0.05	$0.06	$0.07	$0.12	$0.16	$0.22	$0.32
Weighted average shares outstanding:
Basic	9,683	9,683	9,682	9,664	9,664	9,598	9,323	9,170
Diluted	9,733	9,719	9,708	9,664	9,671	10,627	10,608	10,375

	Quarter Ended
Consolidated Statements of Earnings as a Percentage of Net Sales:	March 31, 2001	June 30, 2001	Sept. 29, 2001	Dec. 29, 2001	March 30, 2002	June 29, 2002	Sept. 28, 2002	Dec. 28, 2002

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.9	29.2	28.1	28.7	26.9	26.1	24.2	23.2

Gross profit	71.1	70.8	71.9	71.3	73.1	73.9	75.8	76.8
Operating expenses:
Associate incentives	38.0	38.3	38.1	39.2	37.5	38.1	38.6	38.7
Selling, general, and administrative	27.5	28.5	29.1	27.9	28.1	26.7	26.2	25.2
Research and development	1.0	0.9	0.9	0.9	0.7	0.7	0.7	0.9

Total operating expenses	66.5	67.7	68.1	68.0	66.3	65.5	65.5	64.8

Earnings from operations	4.6	3.1	3.8	3.3	6.8	8.4	10.3	12.0
Other income (expense), net	(1.9)	(0.3)	(0.6)	0.3	(0.3)	0.1	(0.4)	(0.0)

Earnings before income taxes	2.7	2.8	3.2	3.6	6.5	8.5	9.9	12.0
Income taxes	1.0	1.0	1.2	1.3	2.5	3.1	3.1	3.3

Net earnings	1.7%	1.8%	2.0%	2.3%	4.0%	5.4%	6.8%	8.7%

We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

•                       The recruiting and retention of Associates,

•                       The opening of new markets,

•                       The timing of company-sponsored Associate events,

•                       Fluctuations in currency exchange rates,

•                       New product introductions,

•                       The timing of holidays, especially in the fourth quarter, which may reduce the amount of time Associates spend selling products or recruiting new Associates,

•                       The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products,

•                       The adverse effect of a failure by us or an Associate, or allegations of a failure, to comply with applicable governmental regulations,

•                       The integration and operation of new information technology systems,

•                       The inability to introduce new products or the introduction of new products by competitors,

•                       Availability of raw materials,

•                       General conditions in the nutritional supplement, personal care, and weight management industries or the network marketing industry, and

•                       Consumer perceptions of our products and operations.

Because our products are ingested by consumers or applied to their bodies, we are highly dependent upon consumers’ perception of the safety, quality, and efficacy of our products.  As a result, substantial negative publicity, whether founded or unfounded, concerning one or more products or other products similar to the products could adversely affect our business, financial condition, and results of operations.

As a result of these and other factors, quarterly revenues, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.  There can be no assurance that we will be able to increase revenues in future periods or be able to sustain the level of revenue or rate of revenue growth on a quarterly or annual basis.  Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors.  If that occurred, the market price of our common stock would likely be materially adversely affected.

Liquidity and Capital Resources

We have historically financed growth primarily with cash flows from operations.  In fiscal year 2002, cash flows from operating activities generated net cash of $15.9 million compared to $10.0 million in 2001.  Cash and cash equivalents increased to $6.7 million at December 28, 2002 from $2.5 million at December 29, 2001.

On December 28, 2002, we had net working capital of $1.2 million compared to $350,000 at December 29, 2001.  The improvement in net working capital was primarily a result of the increase in cash flows from operating activities.

We invested $3.0 million in property and equipment in 2002 compared to $6.6 million in 2001.  Spending in fiscal year 2002 included  a new Enterprise Resource Planning system currently being implemented, other improvements in technology systems, and investments related to newly opened operations in Taiwan.

We do not extend credit to customers.  We require payment prior to shipping, which eliminates significant receivables.

During 1999, we entered into agreements with a financial institution to provide up to $25 million in secured credit facilities consisting of a $10 million five-year term loan and a $15 million three-year revolving line of credit.  The credit facilities were amended in March 2001.  The March 2001 amendment reduced the revolving line of credit to $12.5 million and did not require us to make quarterly principal payments on the term loan until March 2002. Additional amendments to the credit facilities were executed during 2002.  Collectively, the 2002 amendments:

•                       Reduced the revolving line of credit to $10 million and extended the related expiration date to September 1, 2004,

•                       Allowed us to repurchase shares of our common stock in the open market,

•                       Provided for the possibility to declare dividends, and

•                       Modified the fixed charge coverage ratio and tangible net worth covenants.

Seven principal payments of $857,000 per quarter will commence on March 1, 2003, resulting in full repayment of the term loan on September 1, 2004.

The amended credit facilities contain restrictive covenants requiring that we maintain certain financial ratios.  As of December 28, 2002, we were in compliance with these covenants.  As of December 28, 2002, $6.0 million was outstanding on the five-year term loan and $2.9 million was outstanding on the line of credit.  For additional information on debt and operating lease commitments, see Notes E and I of the audited consolidated financial statements included elsewhere in this report.

During the fiscal year ended December 28, 2002, directors, officers, and employees exercised options to purchase 527,000 shares of common stock, with proceeds to the company totaling $1.1 million.  Subsequent to the year ended 2002 and through March 14, 2003, options for the purchase of 309,700 shares were exercised with proceeds totaling $1.4 million.

In January 2000, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock in the open market.  This was subsequently increased to 2,000,000 shares in 2002. During the year ended December 30, 2000, we expended $3.0 million to purchase 531,601 shares under this plan.  In fiscal year 2001 we purchased 18,800 shares for a total of $33,000.  During the year ended December 28, 2002, we spent $7.9 million to purchase 1,054,300 shares.  Of the 2,000,000 shares authorized, the program would permit the purchase of an additional 395,299 shares as of December 28, 2002.  We have not made any purchases subsequent to the year ended 2002.

We believe that current cash balances, amounts available under the line of credit, and cash provided by operations will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing, including through the sale of equity securities to finance future expansion into new markets, finance capital acquisitions associated with growth, and for other reasons.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Contractual Obligations and Commercial Contingencies

The following table summarizes our expected contractual obligations and commitments subsequent to December 28, 2002:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$6,000	$3,428	$2,572	$—	$—
Capital Leases	91	17	37	37	—
Operating Leases	5,201	2,232	2,538	431	—
Purchase Commitments	—	—	—	—	—
Capital Commitments	410	410	—	—	—
Line of Credit	2,913	2,913	—	—	—
Total Contractual Obligations	$14,615	$9,000	$5,147	$468	$—

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Our significant accounting policies are described in Note A to the consolidated financial statements. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management’s most subjective judgments.  We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition. In accordance with Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” revenue is recognized at the point of shipment of the merchandise, at which point the risks and rewards of ownership have passed to the customer.  We require cash or credit card payment prior to shipping.  We do not extend credit to customers. A reserve for product returns and allowances is provided for and is founded on historical experience.  Additionally, we collect an annual renewal fee from our Associates that is recognized on a straight-line basis over a subsequent twelve-month period.

Inventory Valuation. Inventories are stated at the lower of cost or market using the first-in, first-out method.  The components of inventory cost include raw materials, labor, and overhead.  A reserve for inventory obsolescence or unmarketable inventory is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the reserve, various assumptions are made in regard to excess or slow moving inventories, non conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.  A change in any of these variables could result in additional reserves.

Tax Valuation Allowance for Deferred Tax Assets. We evaluate the probability of realizing the future benefits of any net deferred tax assets and record a valuation allowance for a portion or all of the net deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, may not be realized. We have established a valuation allowance totaling $784,000 as of December 28, 2002 for the deferred tax asset related to the foreign tax credit carryforwards. The foreign tax credit carryforwards expire in varying amounts over two to four years.  Realization of the foreign tax credit carryforwards are dependent on generating sufficient foreign taxable income with related low foreign taxes and high federal income taxes prior to expiration of the carryforwards.  We believe it is more likely than not that the gross carrying value of the foreign tax credit carryforwards will not be realized.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We conduct business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political, and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Sales outside the United States represented 44.4%, 42.1%, and 47.6% of net sales in 2000, 2001, and 2002, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and may periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of December 28, 2002 and during the entire year of 2002, we had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound, Euro or New Taiwan Dollar, to which, in aggregate, we had significant exposure.

As a last recourse for hedging currency risk, we may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Interest Rate Risks.  We currently carry $6.0 million in long-term debt at an effective interest rate of 3.17%.  This long-term debt matures at the rate of $3.4 million in 2003 and $2.6 million in 2004.  We also have a revolving line of credit with $2.9 million outstanding at December 28, 2002 and a weighted average interest rate of 4.25%.  The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in the loan agreements, with fixed rate term options of up to three months.  A hypothetical 100 basis point increase in interest rates on all of the above debt would result in an annual after tax increase of interest expense of approximately $57,000, which would not materially affect earnings.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act.  These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below.  The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.  We rely on non-employee, independent Associates to purchase, market, and sell our products.  Associates are independent contractors who purchase products directly for their own use or for resale.  Associates typically work at the distribution of the products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us.  We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and provide motivational support to our Associates.  We undertake no effort to provide individual training to Associates. Associates may voluntarily terminate their agreements with us at any time.  There is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates.  Our net sales are directly dependent upon the efforts of these non-employee, independent Associates and future growth in sales volume will depend in large part upon our success in increasing the number of new Associates and improving productivity of the Associates.

Our net sales are significantly affected by our success in opening new markets.  If we are unable to open new markets we would have difficulty achieving our long-term objectives.  We experienced growth in revenue in 2002 due in part to the successful expansion of our operations into Japan and Taiwan. We continue to work on opening other markets such as South Korea and Mexico. In other markets, such as the United Kingdom, we struggled to operate profitably and ultimately eliminated local operations there.  Recently the government of North Korea has taken actions involving its nuclear assets that have created significant political tension in the region.  There is no assurance that this situation will not adversely affect our efforts to open the South Korea market or that the tensions created by the situation in North Korea will not adversely affect our other operations in neighboring countries such as Japan, Hong Kong, and Taiwan.  If we are unable to proceed on schedule with our planned opening in Korea or if the political situation in North Korea adversely affects the economies or political situation in our existing markets in the region, our net sales and profits in fiscal year 2003 will be affected.

If the number or productivity of independent distributors does not increase, our revenue will not increase.  To increase revenue, we must increase the number and/or the productivity of our distributors. We can provide no assurances that distributor numbers will increase or remain constant or that productivity will increase.  We experienced a 17.9% increase in active Associates in 2002; however, in 2000 and 2001, the number of active Associates had declined significantly from previous levels.  The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and attract new Associates.

The violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our compensation plan could adversely affect our business.  Associates are required to sign and adhere to a written agreement and policies and procedures.  Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time create promotional materials or otherwise provide information that does not accurately describe our marketing program.  They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters.  These violations may result in legal action against us by regulatory agencies or state attorneys general.  Legal actions against Associates or others associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system.  We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our compensation plan are observed.  There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective.  Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.  Network marketing systems such as ours are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company.  We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited.  Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations.  Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries.

Our business is subject to the effects of adverse publicity and negative public perception.  Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally.  This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies.  There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, and results of operations.

The loss of key management personnel would adversely affect our business.  We depend on the services of our founder, Dr. Wentz, who serves as our Chief Executive Officer and Chairman of the Board.  We also rely on our other executive officers. Dr. Wentz is a highly visible spokesman for our products and our business, and we believe our success depends in large part on the continued visibility and reputation of Dr. Wentz, which helps distinguish us from our competitors.  Dr. Wentz is not a permanent resident of the United States and will likely spend no more than four months per year in the United States; however he devotes a majority of his time to our business and travels outside the United States to direct and promote our international expansion.  The loss or limitation of Dr. Wentz’s services as the lead spokesman for our business or our products, as a key developer of those products, or as one of our executive officers could have a material adverse effect upon our business, financial condition, and results of operations.  Our executive officers other than Dr. Wentz are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers and to continue to attract additional qualified individuals to our management team.  We do not maintain key man life insurance on any of our officers, nor do we have an employment agreement with any of our officers.  The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.  Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 52.39% of our outstanding common stock at December 28, 2002.  By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs.  This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders.  In addition, Dr. Wentz and his son David Wentz currently serve on the Board of Directors.  There can be no assurance that conflicts of interest will not arise with respect to these directors or that conflicts will be resolved in a manner favorable to us or to other shareholders of the company.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.  The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries.  Failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any action of this type by the FDA could materially adversely affect our ability to successfully market our products.  In addition, if the FTC has reason to believe the law is being violated (e.g., we do not possess adequate substantiation for product claims), it can initiate an enforcement action.  The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions.  FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary.  Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect our ability to successfully market our products.

In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.  For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia’s TGA.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  These activities are also subject to regulation by various agencies or the countries in which our products are sold.

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

As we continue to expand into foreign markets our business becomes increasingly subject to political and economic risks.  Changes in these markets could adversely affect our business.  We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998, and in Hong Kong in November 1999.  In 2000 we began limited business activity in Japan and launched more formal operations there in October 2001.  In October 2002 we began business operations in Taiwan. We ceased operations in the United Kingdom at the end of the first quarter of 2000.  We have announced plans to launch operations in South Korea in the latter part of fiscal year 2003 and Mexico in the first quarter of 2004.  We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts.  However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable.  We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market.  Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere.  We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market.  No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so would have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner.  In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity such as USANA, or to make it more difficult for us to recruit qualified Associates.  There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system such as ours. We believe our future success will depend in part on our ability to seamlessly integrate our Associate compensation plan across all markets in which our products are sold.  There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

An increase in the amount of incentives paid to Associates would reduce profitability.  A significant expense is the payment of incentives to Associates.  These incentives include commissions, leadership bonuses, and certain awards and prizes.  From time to time we have changed our Associate compensation plan to better manage these incentives as a percentage of net sales.  For example, during the third quarter of 1997, we introduced a broad re-pricing strategy across our product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product.  At the same time, we changed our leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points.  In February 2000, we introduced a broad re-pricing initiative reducing the average price of our products by approximately 24%.  This initiative decreased the amount of incentives as a percentage of net sales.  Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings.  There can be no assurance that these changes or future changes to the Associate compensation plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales.  Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates.  An increase in incentive payments to Associates as a percentage of net sales would reduce our profitability.

We rely on and are subject to risks associated with our reliance upon information technology systems.  Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology.  Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support.  Any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.  We recognize the need to regularly upgrade our management information systems to most effectively manage our operations and Associate database.

The loss of a significant Associate or downline organization could adversely affect our business.  We rely on the successful efforts of certain Associates. Our Associate compensation plan is designed to permit Associates to sponsor new Associates, creating multiple “business centers,” or levels in the marketing structure.  Sponsored Associates are referred to as “downline” Associates within the sponsoring Associate’s “downline network.”  If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor’s downline network.  As a result of this network marketing system, Associates develop business relationships with other Associates.  The loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, and results of operations.  Moreover, the ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

•                       General business and economic conditions,

•                       Public perceptions about network marketing programs,

•                       High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens, and

•                       Public perceptions about the value and efficacy of nutritional, personal care, or weight management products generally.

There can be no assurance that we will be able to continue to attract and retain Associates in numbers sufficient to sustain future growth or to maintain present growth levels, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.  We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, weight management items, and other nutritional products as described in greater detail in “Business — Competition.”  Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates.  There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition, personal care, and weight management products can be purchased in a wide variety of channels of distribution including retail stores.  Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other companies.

We are also subject to significant competition from other network marketing organizations for the time, attention, and commitment of new and existing Associates.  Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates.  There can be no assurance that our programs for recruiting and retaining Associates will be successful.  The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.  Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

Taxation and transfer pricing considerations affect our foreign operations.  Our principal domicile is the United States. Sales in the United States, Canada, Australia-New Zealand, Hong Kong, Japan, and Taiwan represented 52.4%, 23.7%, 13.2%, 5.3%, 3.7%, and 1.7% of total sales in 2002, respectively.  We are subject to income taxes at an effective rate of 37%, 39%, 30%, 33%, 16%, 42%, and 25% in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, and Taiwan, respectively.  Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes actually paid abroad.  As our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.  We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations such as the payment of Associate incentives.  If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected.  We believe that we operate in compliance with all applicable transfer pricing laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

Exchange rate fluctuations affect our foreign operations and could reduce our net sales and profits.  Over the past several years, a significant amount of our net sales have been generated outside the United States.  We intend to continue to expand our foreign operations, exposing us to risks of changes in social, political, and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where we have operations.  Since a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and gross margins.  Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or continue activities in certain countries.  For instance, changes in currency exchange rates may affect the relative prices at which foreign competitors and we sell similar products in the same market.  As our business expands outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the U.S. dollar.  Accounting practices require that our non-U.S. sales and selling, general, and administrative expenses be converted to U.S. dollars for reporting purposes.  Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.  Product purchases by our foreign subsidiaries are transacted in U.S. dollars.  As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future business, product pricing, results of operations, or financial condition.  In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States.  We have historically entered into forward foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers.  We generally do not use derivative instruments to manage currency fluctuations.  There can be no assurance that hedging transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations.  Those adverse effects would also adversely affect our business, financial condition, and results of operations.

The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition, and results of operations.  We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers.  Normally, materials used in manufacturing our products are purchased on account or by purchase order.  We have very few long-term agreements for the supply of these materials.  There is a risk that any of our suppliers or manufacturers could discontinue selling their products to us.  Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales.  In certain situations we may be required to alter our products or to substitute different products from another source.  In addition, we rely on third-party manufacturers for several of our products, including our food bars and drink mixes.  We have in the past discontinued or temporarily stopped sales of certain products manufactured by third parties while those products were on back order.  There can be no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay.  Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.  Our products include nutritional supplements that are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Some of our products contain innovative ingredients or combinations of ingredients.  Although we believe all of our products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form.  We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies.  Furthermore, because we are highly dependent on consumers’ perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event those products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our products or a competitor’s similar products.

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

Our business is subject to particular intellectual property risks.  Most of our products are not protected by patents.  The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers.  Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common.  Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances.  In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our nutritional or other products.  We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products by relying on trade secret laws, although we have not to date entered into confidentiality agreements with certain of our employees involved in research and development activities.  Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and many of the other countries in which we are either presently operating or plan to commence operations in the near future.  Notwithstanding our efforts as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful.  Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others.  If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.  There can be no assurance, however, that third-party claims will not in the future adversely affect our business, financial condition, and results of operations.

Our manufacturing activity is subject to certain risks.  We manufacture approximately 70% of the products sold by our Associates.  As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Salt Lake City, Utah.  Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA.  There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations.  We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials.  Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances.  Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures and could have a material adverse effect on our business, financial condition, and results of operations.  Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes.  Violations of those requirements could result in financial penalties and other enforcement actions, and could require us to halt one or more portions of our operations until a violation is cured.  The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on our business, financial condition, and results of operations.

Our stock price has been volatile and subject to various market conditions.  There can be no assurance that an active market in our stock will be sustained. The trading price of the common stock has been subject to wide fluctuations.  The price of the common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, or other events or factors, many of which are beyond our control.  In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies.  Our operating results in future quarters may be below the expectations of securities analysts and investors.  If that were to occur, the price of our common stock would likely decline, perhaps substantially.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(a)           Evaluation of Disclosure Controls and Procedures.  Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Amended and Restated Long Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.4	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.5	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.6	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.7	Purchase Agreement dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.8	Termination of Purchase Agreement dated April 11, 2002 [Incorporated by reference to Report on Form on 10-K/A,filed May 1, 2002]

10.9	Amended Credit Agreement dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.10	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.11	Second Amendment to Credit Agreement dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

10.12	Third Amendment to Credit Agreement dated December 27, 2002

11.1	Computation of Net Income per Share (included in Note N of the Notes to Consolidated Financial Statements)

21	Subsidiaries of the Registrant as of December 28, 2002

99	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes a management contract or compensatory plan or agreement

(b)	Reports on Form 8-K.

We did not file any current reports on Form 8-K during the quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

By:	/s/ Myron W. Wentz
Myron W. Wentz, PhD,
Chairman and Chief Executive Officer

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myron W. Wentz	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
Myron W. Wentz, PhD

/s/ David A. Wentz	President and Director	March 27, 2003
David A. Wentz

/s/ Ronald S. Poelman	Director	March 27, 2003
Ronald S. Poelman

/s/ Robert Anciaux	Director	March 27, 2003
Robert Anciaux

/s/ Denis E. Waitley	Director	March 27, 2003
Denis E. Waitley, PhD

/s/ Jerry g. Mcclain	Director	March 27, 2003
Jerry G. McClain

/s/ Gilbert A. Fuller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003
Gilbert A. Fuller

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Myron W. Wentz, Chief Executive Officer of USANA Health Sciences, Inc., certify that:

1.               I have reviewed this Annual Report on Form 10-K of USANA Health Sciences, Inc. (the “Registrant”);

2.               Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)              presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Myron W. Wentz
Myron W. Wentz, PhD
Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Gilbert A. Fuller, Chief Financial Officer of USANA Health Sciences, Inc., certify that:

1.               I have reviewed this Annual Report on Form 10-K of USANA Health Sciences, Inc. (the “Registrant”);

2.               Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)              presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

USANA Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the Company) as of December 29, 2001 and December 28, 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of December 29, 2001 and December 28, 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Salt Lake City, Utah

January 31, 2003

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2001	December 28, 2002

ASSETS
Current assets
Cash and cash equivalents	$2,465	$6,686
Inventories, net (Notes B and E)	9,533	9,119
Prepaid expenses and other current assets (Notes C and E)	1,441	1,545
Deferred income taxes (Note H)	750	1,557

Total current assets	14,189	18,907

Property and equipment, net (Notes D and E)	19,489	18,405

Other assets	1,676	1,801

	$35,354	$39,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (Note E)	$2,000	$3,445
Accounts payable	2,627	2,666
Other current liabilities (Note F)	5,114	8,655
Line of credit (Note E)	4,098	2,913

Total current liabilities	13,839	17,679

Deferred income taxes (Note H)	988	695

Long-term debt, less current maturities (Note E)	6,000	2,646

Commitments and contingencies (Note I)

Stockholders’ equity (Notes J, L, and N)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,664 as of December 29, 2001 and 9,137 as of December 28, 2002	10	9
Additional paid-in capital	2,359	3,675
Retained earnings	12,752	14,520
Accumulated other comprehensive loss	(594)	(111)

Total stockholders’ equity	14,527	18,093

	$35,354	$39,113

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2000	2001	2002

Net sales	$123,180	$114,280	$133,776

Cost of sales	36,344	32,802	33,392

Gross profit	86,836	81,478	100,384

Operating expenses:
Associate incentives	47,032	43,912	51,174
Selling, general, and administrative	32,939	32,286	35,382
Research and development	1,410	1,080	1,035

Total operating expenses	81,381	77,278	87,591

Earnings from operations	5,455	4,200	12,793

Other income (expense):
Interest income	138	134	94
Interest expense	(1,196)	(799)	(326)
Other, net	381	(27)	11

Other expense, net	(677)	(692)	(221)

Earnings before income taxes	4,778	3,508	12,572

Income taxes (Note H)	1,911	1,309	4,069

Net earnings	$2,867	$2,199	$8,503

Earnings per common share (Note N)
Basic	$0.29	$0.23	$0.90
Diluted	$0.29	$0.23	$0.82

Weighted average common and dilutive common equivalent shares outstanding
Basic	9,787	9,678	9,442
Diluted	9,890	9,706	10,324

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 30, 2000; December 29, 2001; and December 28, 2002

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Other Income (Loss)	Total
	Shares	Value
Balance at January 2, 2000	10,169	$10	$2,867	$10,078	$(36)	$12,919

Comprehensive income
Net earnings for the year	—	—	—	2,867	—	2,867
Foreign currency translation adjustment	—	—	—	—	(46)	(46)

Comprehensive income						2,821

Common stock retired	(531)	—	(625)	(2,364)	—	(2,989)

Common stock issued under stock option plan, including tax benefit of $54	45	—	122	—	—	122

Balance at December 30, 2000	9,683	10	2,364	10,581	(82)	12,873

Comprehensive income
Net earnings for the year	—	—	—	2,199	—	2,199
Foreign currency translation adjustment	—	—	—	—	(512)	(512)

Comprehensive income						1,687

Common stock retired	(19)	—	(5)	(28)	—	(33)

Balance at December 29, 2001	9,664	10	2,359	12,752	(594)	14,527

Comprehensive income
Net earnings for the year	—	—	—	8,503	—	8,503
Foreign currency translation adjustment	—	—	—	—	483	483

Comprehensive income						8,986

Common stock retired	(1,054)	(1)	(1,117)	(6,735)	—	(7,853)

Common stock issued under stock option plan, including tax benefit of $1,304	527	—	2,433	—	—	2,433

Balance at December 28, 2002	9,137	$9	$3,675	$14,520	$(111)	$18,093

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2000	2001	2002

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$2,867	$2,199	$8,503
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,186	4,116	4,137
Loss on sale of property and equipment	24	21	99
Provision for inventory obsolescence	526	874	1,412
Deferred income taxes	600	962	(1,063)
Changes in assets and liabilities:
Income taxes receivable	(1,089)	1,351	—
Inventories	(1,956)	185	(724)
Prepaid expenses and other current assets	929	(186)	(1,124)
Accounts payable	(695)	(680)	21
Other current liabilities	(883)	1,109	4,682
Restructuring provision	(441)	—	—

Total adjustments	1,201	7,752	7,440

Net cash provided by operating activities	4,068	9,951	15,943

Cash flows from investing activities
Receipts on notes receivable	5	—	—
Purchase of property and equipment	(5,265)	(6,602)	(2,966)
Proceeds from sale of property and equipment	2,774	53	45

Net cash used in investing activities	(2,486)	(6,549)	(2,921)

Cash flows from financing activities
Net proceeds from sale of common stock	$68	$—	$1,129
Common stock retired	(2,989)	(33)	(7,853)
Increase (decrease) in line of credit	4,363	(3,071)	(1,185)
Payments of capital lease obligations	—	—	(3)
Principal payments of long-term debt	(1,500)	—	(2,000)
Net cash used in financing activities	(58)	(3,104)	(9,912)
Effect of exchange rate changes on cash	(35)	(733)	1,111
Net increase (decrease) in cash and cash equivalents	1,489	(435)	4,221

Cash and cash equivalents beginning of year	1,411	2,900	2,465

Cash and cash equivalents end of year	$2,900	$2,465	$6,686

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,091	$885	$356
Income taxes	4,156	1,256	3,214

The accompanying notes are an integral part of these statements.

Non-cash activities

During 2000, the Company sold and disposed of property and equipment in relation to the closing of the United Kingdom operations for a loss of $1,811 that was charged against the restructuring provision.

During 2001, the Company prepaid certain operating lease obligations by transferring to the lessor equipment with a book value of $428.

During 2002, the Company incurred a capital lease obligation totaling $94.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.     Principles of consolidation

The consolidated financial statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in Canada, Australia, New Zealand, the United Kingdom, Hong Kong, Japan, and Taiwan. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.     Business activity

The Company develops and manufactures nutritional, personal care, and weight management products that are distributed through a network marketing system throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Hong Kong, Japan, and Taiwan.  The Company began processing orders from its Taiwan office in October 2002.  Additionally, the Company supports a direct export program into both the United Kingdom and Japan.  All United Kingdom operations are serviced from the United States.

4.     Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31.  Fiscal years 2000, 2001, and 2002 were 52-week years.  Fiscal year 2000 covered the period January 2, 2000 to December 30, 2000 (hereinafter 2000).  Fiscal year 2001 covered the period December 31, 2000 to December 29, 2001 (hereinafter 2001).  Fiscal year 2002 covered the period December 30, 2001 to December 28, 2002 (hereinafter 2002).

5.     Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity when purchased of three months or less to be cash equivalents.

6.     Internal software development costs

Software development costs for internally used software are capitalized beginning when adequate funds are committed and technological feasibility for the project is established up to the time the product is ready for use.  Amortization of capitalized costs begins when the software is ready for its intended use and after substantially all tests to determine whether the software is operational have been completed.  Internally developed software is amortized over a period ranging between three and five years.

7.     Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

8.     Depreciation and amortization

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives.  Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes.  Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred.  Gains or losses on dispositions of property and equipment are included in earnings.  The Company capitalizes assets with a cost in excess of one thousand dollars.

9.     Revenue recognition and deferred revenue

The Company receives payment for the sale of products at the time Associates and Preferred Customers place orders.  Sales are recorded when the product is shipped and title passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.  Additionally, the Company collects an annual renewal fee from Associates that is recognized on a straight-line basis over a subsequent twelve-month period.

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

11.   Product return policy

All returned product within the first 30 days of purchase will be refunded at 100 percent of the sales price to all non-Associate customers. This 30 day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price less a 10 percent restocking fee.  Returned product that was damaged during shipment to the customer is 100 percent refundable.  Return of product by an Associate other than that which was damaged at the time of receipt may constitute cancellation of the distributorship according to the terms of the Associate Agreement. Returns as a percentage of net sales were 1.5% in 2000, 1.4% in 2001, and 1.7% in 2002.

12.   Research and development

Research and development costs are charged to expense as incurred.

13.   Advertising

Advertising costs are charged to expense as incurred.

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

15.   Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, payables, and line of credit approximate fair values due to the short-term maturity of the instruments.  The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

16.   Translation of foreign currencies

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

18.   Segment information

The Company’s operations involve a single industry segment; the developing, manufacturing, and distributing nutritional, personal care, and weight management products.  The Company operates in six geographic segments.  No Associate accounted for more than ten percent of net sales for the years ended 2000, 2001, or 2002.

19.   Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

20.   Foreign currency contracts

Gains and losses on forward and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, liability, or identifiable foreign currency firm commitment.  Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on the fair market value of the contracts.  The Company was not a party to any forward or foreign currency exchange option contracts during 2000, 2001, or 2002.

21.   Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the years ended 2000, 2001, and 2002.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

		Year ended
		2000	2001	2002
Net earnings	As reported	$2,867	$2,199	$8,503

	Pro forma	$1,723	$1,779	$7,829

Earnings per share - basic	As reported	$0.29	$0.23	$0.90

	Pro forma	$0.18	$0.18	$0.83

Earnings per share - diluted	As reported	$0.29	$0.23	$0.82

	Pro forma	$0.17	$0.18	$0.76

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 63 percent for 2000, 68 percent for 2001, and 71 percent for 2002; average risk-free interest rate of 6.46 percent for 2000, 6.38 percent for 2001, and 4.94 percent for 2002; average expected life is equal to the actual life for 2000, 2001, and 2002.  Dividends were assumed as not being paid during the period of calculation. The weighted-average fair value of options granted was $4.74, $2.11, and $2.04 in 2000, 2001, and 2002, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Also, the Company’s employee stock options have characteristics significantly different from those of traded options including long-vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. Management believes the best assumptions available were used to value the options and the resulting option values were reasonable as of the date of the grant.

NOTE B – INVENTORIES

Inventories consist of the following:

	December 29, 2001	December 28, 2002

Raw materials	$2,314	$2,488
Work in progress	1,610	2,018
Finished goods	6,438	6,336

	10,362	10,842

Less allowance for inventory valuation	829	1,723

	$9,533	$9,119

The history of the allowance for inventory valuation is as follows:

	Year ended
	2000	2001	2002

Balance at beginning of year	$822	$657	$829
Provisions	526	874	1,412
Write-offs	(691)	(702)	(518)

Balance at end of year	$657	$829	$1,723

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 29, 2001	December 28 2002

Prepaid expenses	$1,002	$1,157
Receivables, net	321	150
Other current assets	118	238

	$1,441	$1,545

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		December 29, 2001	December 28, 2002
	Years
Building	40	$8,110	$8,110
Laboratory and production equipment	5-7	4,505	4,803
Computer equipment and software	3-5	15,607	16,606
Furniture and fixtures	3-5	2,099	2,139
Automobiles	3-5	294	351
Leasehold improvements	3-5	1,024	1,344
Land improvements	15	931	931

		32,570	34,284

Less accumulated depreciation and amortization		15,055	18,618
		17,515	15,666
Land		1,773	1,773
Deposits and projects in process		201	966
		$19,489	$18,405

NOTE E – LONG TERM DEBT AND LINE OF CREDIT

During 1999, the Company entered into agreements with a financial institution to provide up to $25,000 in secured credit facilities (“Credit Facilities”) consisting of a $10,000 five-year term loan and a $15,000 three-year revolving line of credit.  The Credit Facilities were amended in March 2001.  The March 2001 amendment reduced the revolving line of credit to $12,500 and did not require the Company to make quarterly principal payments on the term loan until March 2002.  Additional amendments to the Credit Facilities were enacted in fiscal year 2002.  Collectively, the 2002 amendments reduced the revolving line of credit to $10,000 and extended the related expiration date to September 1, 2004, allowed the Company to repurchase shares of its stock in the open market, provided for the possibility to declare dividends, and modified the fixed charge coverage ratio and tangible net worth covenants.

Seven principal payments of $857 per quarter will commence on March 1, 2003, resulting in full repayment of the term loan on September 1, 2004.  The term loan also requires quarterly interest payments at the London Interbank Offered Rate (LIBOR) plus a margin adjusted by features specified in the Credit Facilities or, at the option of the Company, the Prime Rate plus a margin adjusted by features specified in the Credit Facilities.  At December 28, 2002, the interest rate in effect for the $6,000 outstanding on the term loan was 3.17%.

During 2002, the Company entered into an equipment lease that provides for a bargain purchase option at the termination of the lease.  As a result of this bargain purchase option, the lease has been classified as a capital lease.  The present value of future minimum payments under this capital lease totaled $94.  The future obligations of this lease are incorporated into the schedule below.

Maturities of long-term debt are as follows:

Year ending
2003	$3,445
2004	2,590
2005	19
2006	20
Thereafter	17
$6,091

At December 28, 2002, the Company had $7,087 available under the line of credit, which expires September 1, 2004.  The interest rate is computed at the bank’s Prime Rate or LIBOR adjusted by features specified in the Credit Facilities.  The Company may choose to borrow at the bank’s publicly announced Prime Rate plus a margin per annum as specified in the Credit Facilities or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to three months, at LIBOR plus a margin specified in the Credit Facilities.  At December 28, 2002, the interest rate on the $2,913 outstanding on the revolving line of credit was 4.25% using the Prime Rate.

Real estate, receivables, inventories, and equipment secure the Credit Facilities.  The amended Credit Facilities contain restrictive covenants requiring the Company to maintain certain financial ratios.  As of December 28, 2002, the Company was in compliance with the covenants specified in the amended Credit Facilities.

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29, 2001	December 28, 2002

Associate incentives	$682	$1,107
Accrued compensation	679	2,781
Income taxes	187	1,350
Sales taxes	534	732
Accrued Associate promotions	313	102
Deferred revenue	727	973
Provision for returns and allowances	176	515
All other	1,816	1,095
	$5,114	$8,655

NOTE G – RESTRUCTURING

Restructuring

The Company recorded a restructuring charge and reserve totaling $2,700 ($1,700 after tax) in the third quarter of 1999.  The restructuring charge included the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom, and reduction of staff outside of the United Kingdom.  Approximately $448 and $2,252 were charged against the reserve in 1999 and 2000, respectively.

All activities associated with the Company’s restructuring initiative were completed during 2000.

NOTE H – INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended
	2000	2001	2002
Current
Federal and State	$793	$208	$4,754
Foreign	495	106	415
	1,288	314	5,169
Deferred
Federal and State	607	928	(1,402)
Foreign	16	67	302
	$1,911	$1,309	$4,069

The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent for 2000, 2001 and 35 percent for 2002 is as follows:

	Year ended
	2000	2001	2002
Federal income taxes at statutory rate	$1,624	$1,193	$4,400
Reduction of effective rate to 34% for tax return	—	—	(126)
State income taxes, net of federal tax benefit	130	107	384
Difference between U.S. statutory rate and foreign rate	47	28	18
Foreign loss company with no tax benefit	395	1	5
Foreign taxes net of foreign tax credit	183	107	(112)
Foreign tax credit valuation allowance	271	—	—
Foreign sales corporation tax benefit (1)	(445)	(500)	—
Extraterritorial income exclusion (1)	—	—	(517)
Prior period tax	—	60	(1)
All other, net	(294)	313	18

	$1,911	$1,309	$4,069

(1)   The foreign sales corporation tax benefit was repealed by Congress and it was replaced by the extraterritorial income exclusion.

Deferred tax assets and liabilities consist of the following:

	December 29, 2001	December 28, 2002

Current deferred tax assets (liabilities)
Inventory capitalization	$170	$134
Intercompany sales	20	—
Deferred revenue	175	196
Vacation accrual	97	203
Inventory reserve	306	639
Allowance for bad debts	44	71
Sales returns and allowances	68	206
All other, net	(130)	108

	$750	$1,557
Long-term deferred tax assets (liabilities)
Accumulated depreciation	$(995)	$(698)
Foreign tax credit carryforward	979	784
Foreign tax credit valuation allowance	(979)	(784)
All other, net	7	3

	$(988)	$(695)

A valuation allowance of $784 was provided for the foreign tax credit carryforwards at December 28, 2002 because management believes it is more likely than not that it will not be recovered prior to expiration.  During 2002, the valuation allowance decreased $195 due to a decrease in foreign tax credit carryforwards.  During 2001, the valuation allowance increased $708 due to an increase in foreign tax credit carryforwards.  The $784 carryforward is comprised of $448 that will expire in two years, $218 that will expire in three years, and $118 that will expire in four years.

NOTE I – COMMITMENTS AND CONTINGENCIES

1.             Operating leases

The Company currently conducts its Canadian, Australian, New Zealand, Hong Kong, Japan, and Taiwan operations in leased facilities.  Each of the facility lease agreements is a noncancelable operating lease and expires through 2007. The Company utilizes equipment under noncancelable operating leases expiring through 2006.  The minimum rental commitments under operating leases at December 28, 2002 are as follows:

Year ending
2003	$2,232
2004	1,860
2005	678
2006	248
2007	183
Thereafter	—

$5,201

The leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company.  It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties.  The total rent expense for the years ended 2000, 2001, and 2002 was approximately $487; $1,895; and $2,113, respectively.

2.             Contingencies

The Company is involved in various lawsuits and disputes arising in the normal course of business.  In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

3.             Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code.  This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees’ compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings.  The Company’s matching contributions vest at 25 percent per year beginning with the first year.  Total contributions by the Company to the plan for the years ended 2000, 2001, 2002 were $221, $218, and $146, respectively. The 401(k) match balance for 2002 was decreased by $77 due to the application of prior year forfeitures of the unvested match balances of terminated employees.

4.             Foreign currency contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency denominated cash flows, the Company has historically been a party to various forward exchange and option contracts.  The Company was not party to any forward or option foreign exchange contacts at any time during the year ended 2002.

5.             Commitments

During 2002 the Company entered into commitments in the form of deposits on projects in process for property, plant, and equipment. As of December 28, 2002, the collective outstanding balance on all commitments totaled $409. All commitments are scheduled for completion during 2003.

NOTE J – STOCK OPTIONS

In 1995, the Company adopted the 1995 Long-Term Stock Investment and Incentive Plan and the 1995 Directors’ Stock Option Plan.  The Company subsequently combined these plans under one plan, the Amended and Restated Long-Term Investment and Incentive Plan (1998 Plan). Under the 1998 Plan, 4,000 shares have been reserved for grant.  During the life of the Plan and as of December 28, 2002, Company directors, officers, and key employees have been granted options to acquire 2,933 shares of common stock under the 1998 Plan that vest periodically through June 2006.  These options have been granted at prices ranging from $1.53 to $15.48 per share, which were the market prices of the Company’s shares on the dates granted. As of December 28, 2002, 504 shares were available to exercise.

In 2002, the Company adopted the 2002 USANA Health Sciences, Inc. Stock Plan (2002 Plan).  Under the 2002 Plan, 3,500 shares have been reserved for grant.  Company directors, officers, and key employees have been granted options to acquire 1,685 shares of common stock under the 2002 Plan that vest periodically through December 2007.  These options have been granted at prices ranging from $1.47 to $10.11 per share, which were the fair market values of the Company’s shares on the dates granted, as determined by the Plan. With the adoption of the 2002 Plan, the Board determined that no new awards would be granted under the prior plans. As of December 28, 2002, 216 shares were available to exercise under the 2002 Plan.

The options under both plans expire upon the earlier of an expiration date fixed by the committee responsible for administering the Plan or ten years from the date of grant.  Unless otherwise stated in an option agreement, vested options will remain exercisable for 90 days after the participant terminates service with the Company or one of its subsidiaries.

Changes in the Company’s stock options are as follows:

			Weighted- average exercise price

	Shares	Exercise price

Outstanding at January 2, 2000	1,984	$1.53 - 15.48	$7.03
Granted	365	3.43 - 4.89	4.74
Exercised	(45)	1.53	1.53
Canceled or expired	(241)	4.89 - 15.48	9.41
Outstanding at December 30, 2000	2,063	1.53 - 15.48	6.38
Granted	75	1.70 - 3.22	2.11
Exercised	—	—	—
Canceled or expired	(761)	1.53 - 15.48	7.52
Outstanding at December 29, 2001	1,377	1.53 - 12.75	5.58
Granted	1,795	1.47 - 10.11	2.04
Exercised	(527)	1.47 - 7.83	2.14
Canceled or expired	(649)	1.65 - 12.75	5.43
Outstanding at December 28, 2002	1,996	$1.47 - 10.11	$3.35

Exercisable at December 30, 2000	1,209	$1.53 - 15.48	$6.60

Exercisable at December 29, 2001	1,045	$1.53 - 12.75	$5.92

Exercisable at December 28, 2002	720	$1.47 - 8.75	$4.72

Additional information about stock options outstanding and exercisable at December 28, 2002 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted- average remaining contractual life
Range of exercise prices	Number outstanding		Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$1.47 - $3.22	1,343	8.6 years	$1.60	332	$1.53
4.08 - 6.40	288	6.8 years	5.31	77	5.42
7.83 - 10.11	365	5.2 years	8.25	311	7.95
$1.47 - $10.11	1,996	7.7 years	$3.35	720	$4.72

NOTE K – SEGMENT INFORMATION

The Company has six geographic operating segments. Since the second quarter of 2000, the United Kingdom market has been serviced from the United States and is now considered a part of the United States operating segment of the Company.  Accordingly, all previously reported financial information for the United Kingdom has been included in the United States segment for comparability purposes.  Additionally, the Company has a direct export program for customers in Japan.  These results are also incorporated in the United States segment.  The Japan segment contains all the results from local operations and began during 2001.

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

Financial information summarized by geographic segment for the years ended 2000, 2001, and 2002 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Year ended 2000:
United States	$68,526	$16,349	$4,414	$19,033	$29,354
Canada	29,204	—	449	180	3,301
Australia - New Zealand	18,979	1,395	(2,039)	430	4,141
Hong Kong	6,471	—	(1,098)	443	1,908
Japan	—	—	(3)	750	839
Reportable Segments Total	123,180	17,744	1,723	20,836	39,543
Unallocated and Other (1)	—	(17,744)	3,055	(2,271)	(4,051)
Consolidated Total	$123,180	$—	$4,778	$18,565	$35,492
Year ended 2001:
United States	$66,140	$13,483	$4,983	$24,116	$32,221
Canada	28,013	—	(36)	124	1,832
Australia - New Zealand	14,299	1,059	(152)	312	3,216
Hong Kong	5,208	—	(346)	245	1,544
Japan	620	—	(3,498)	1,548	2,371
Reportable Segments Total	114,280	14,542	951	26,345	41,184
Unallocated and Other (1)	—	(14,542)	2,557	(5,180)	(5,830)
Consolidated Total	$114,280	$—	$3,508	$21,165	$35,354
Year ended 2002:
United States	$70,062	$17,515	$12,676	$21,953	$30,874
Canada	31,712	—	617	103	1,610
Australia - New Zealand	17,606	1,296	2,019	281	3,990
Hong Kong	7,098	—	571	212	1,638
Japan	4,955	—	(2,551)	1,256	2,291
Taiwan	2,343	—	45	386	3,002
Reportable Segments Total	133,776	18,811	13,377	24,191	43,405
Unallocated and Other (1)	—	(18,811)	(805)	(3,985)	(4,292)
Consolidated Total	$133,776	$—	$12,572	$20,206	$39,113

(1)  Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE L– RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairman of the Board, Myron W. Wentz, is the sole beneficial owner of the single largest shareholder of the Company, Gull Holdings, Ltd.  Dr. Wentz has devoted much of his personal time, expertise, and resources to a number of business and professional activities outside of the Company.

The most significant of these is the ownership and operation of Sanoviv.  Dr. Wentz describes Sanoviv as a unique, fully integrated health and wellness center.  Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David, President and a director of the Company.  Dr. Wentz is sole administrator of Sanoviv.  Prior to July 2002, the Company periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv.  The Company has also provided certain services for Sanoviv.  These advanced expenses and the value of the services rendered by the Company totaled approximately $337 in fiscal year 2000, $87 in fiscal year 2001, and $125 in the year ended December 28, 2002.  Each year they were billed to and reimbursed by Dr. Wentz.  As a result of the passage of the Sarbanes-Oxley Act of 2002, Dr. Wentz has arranged to have a deposit on account to avoid having a loan with the Company.  As of December 28, 2002, there were no outstanding amounts due to the Company from Sanoviv or Dr. Wentz. The Company has no commitment or obligation to continue to provide additional funding or support to Sanoviv.

Gull Holdings, Ltd. purchased 45 and 92 shares of USANA common stock in the open market during 2000 and 2001, respectively. During 2002, Gull Holdings, Ltd. did not purchase any additional shares of USANA common stock.  Gull Holdings, Ltd. owned 52.39% of the Company’s issued and outstanding shares as of December 28, 2002.

Denis E. Waitley, Ph.D., a director of the Company, has served as a consultant to and spokesperson for USANA since September 1996. During 2000, 2001, and 2002 the Company paid Dr. Waitley consulting fees and royalties totaling $171, $158, and $159, respectively.  The consulting contract between the Company and Dr. Waitley pays him $150 per year and expires in September 2003.

NOTE M – QUARTERLY FINANCIAL RESULTS (Unaudited)

Summarized quarterly financial information for fiscal years 2001 and 2002 is as follows:

2001	First	Second	Third	Fourth

Net sales	$27,614	$28,606	$29,341	$28,719
Gross profit	$19,632	$20,252	$21,109	$20,485
Net earnings	$471	$494	$586	$648
Earnings per share: (1)
Basic	$0.05	$0.05	$0.06	$0.07
Diluted	$0.05	$0.05	$0.06	$0.07

2002	First	Second	Third	Fourth

Net sales	$28,622	$32,068	$34,787	$38,299
Gross profit	$20,911	$23,709	$26,357	$29,407
Net earnings	$1,117	$1,738	$2,343	$3,305
Earnings per share: (1)
Basic	$0.12	$0.18	$0.25	$0.36
Diluted	$0.12	$0.16	$0.22	$0.32

(1)    Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts do not necessarily equal the total for the year.

NOTE N - EARNINGS PER SHARE

The following data was used in computing earnings per share:

	Year ended
	2000	2001	2002
Earnings available to common shareholders	$2,867	$2,199	$8,503
Basic EPS
Shares
Common shares outstanding entire period	10,169	9,683	9,664
Weighted average common shares:
Issued during period	30	—	107
Canceled during period	(412)	(5)	(329)
Weighted average common shares outstanding during period	9,787	9,678	9,442
-basic
Earnings per common share - basic	$0.29	$0.23	$0.90
Diluted EPS
Shares
Weighted average common shares outstanding during
period - basic	9,787	9,678	9,442
Dilutive effect of in-the-money stock options	103	28	882
Weighted average common shares outstanding during
period - diluted	9,890	9,706	10,324
Earnings per common share - diluted	$0.29	$0.23	$0.82