Form 10-Q
period 2003-03-29
USANA HEALTH SCIENCES INC
filed 2003-05-13
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 2, 2003 was 9,573,537.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2002	March 29, 2003
		Unaudited
ASSETS
Current assets
Cash and cash equivalents	$6,686	$5,485
Inventories, net (Note B)	9,119	8,607
Prepaid expenses and other current assets (Note C)	1,545	1,575
Deferred income taxes	1,557	1,526
Total current assets	18,907	17,193

Property and equipment, net (Note D)	18,405	18,478

Other assets	1,801	2,043
	$39,113	$37,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,428	$—
Capital lease obligations, current	17	17
Accounts payable	2,666	2,956
Other current liabilities (Note E)	8,655	9,673
Line of credit	2,913	—
Total current liabilities	17,679	12,646

Long-term debt, less current maturities	2,572	—

Other long-term liabilities	769	725

Stockholders’ equity (Note F)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,137 as of December 28, 2002 and 9,450 as of March 29, 2003	9	9
Additional paid-in capital	3,675	6,093
Retained earnings	14,520	18,095
Accumulated other comprehensive income (loss)	(111)	146
Total stockholders’ equity	18,093	24,343
	$39,113	$37,714

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	March 30, 2002	March 29, 2003
	(unaudited)

Net sales	$28,622	$40,864

Cost of sales	7,711	9,220
Gross profit	20,911	31,644

Operating expenses:
Associate incentives	10,730	16,097
Selling, general and administrative	8,055	9,572
Research and development	199	334
Total operating expenses	18,984	26,003
Earnings from operations	1,927	5,641

Other income (expense):
Interest income	16	20
Interest expense	(100)	(47)
Other, net	(12)	61
Total other expense	(96)	34
Earnings before income taxes	1,831	5,675

Income taxes	714	2,100
Net earnings	$1,117	$3,575

Earnings per common share (Note F)
Basic	$0.12	$0.38
Diluted	$0.12	$0.34

Weighted average common and dilutive common equivalent shares outstanding (Note F)
Basic	9,664	9,312
Diluted	9,671	10,524

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarters Ended March 30, 2002 and March 29, 2003

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value

For the Quarter Ended March 30, 2002

Balance at December 29, 2001	9,664	$10	$2,359	$12,752	$(594)	$14,527

Comprehensive income
Net earnings	—	—	—	1,117	—	1,117
Foreign currency translation adjustment	—	—	—	—	68	68
Comprehensive income					—	1,185
Balance at March 30, 2002	9,664	$10	$2,359	$13,869	$(526)	$15,712

For the Quarter Ended March 29, 2003

Balance at December 28, 2002	9,137	$9	$3,675	$14,520	$(111)	$18,093

Comprehensive income
Net earnings	—	—	—	3,575	—	3,575
Foreign currency translation adjustment	—	—	—	—	257	257
Comprehensive income					—	3,832

Common stock issued under stock option plan, including tax benefit of $1,040	313	—	2,418	—	—	2,418
Balance at March 29, 2003	9,450	$9	$6,093	$18,095	$146	$24,343

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 30, 2002	March 29, 2003

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$1,117	$3,575
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,059	915
(Gain) loss on sale of property and equipment	18	(19)
Deferred income taxes	(426)	(4)
Provision for inventory obsolescence	426	476
Changes in operating assets and liabilities:
Inventories	(406)	204
Prepaid expenses and other assets	(253)	(244)
Accounts payable	(253)	271
Other current liabilities	1,946	1,965
Total adjustments	2,111	3,564
Net cash provided by operating activities	3,228	7,139

Cash flows from investing activities
Purchases of property and equipment	(386)	(980)
Proceeds from the sale of property and equipment	8	35
Net cash used in investing activities	(378)	(945)

Cash flows from financing activities
Principal payments of long-term debt	(500)	(6,000)
Net proceeds from the sale of common stock	—	1,378
Decrease in line of credit	(1,523)	(2,913)
Payments on capital lease obligations	—	(4)
Net cash used in financing activities	(2,023)	(7,539)

Effect of exchange rate changes on cash and cash equivalents	(23)	144
Net increase (decrease) in cash and cash equivalents	804	(1,201)

Cash and cash equivalents, beginning of period	2,465	6,686
Cash and cash equivalents, end of period	$3,269	$5,485

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$117	$63
Income taxes	99	134

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 29, 2003, and results of operations for the quarters ended March 29, 2003 and March 30, 2002.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.  The results of operations for the quarter ended March 29, 2003 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2004.

NOTE A –  STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters ended March 30, 2002 and March 29, 2003.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended
		March 30, 2002	March 29, 2003
Net earnings	As reported	$1,117	$3,575
	Pro forma	$974	$3,467

Earnings per share - basic	As reported	$0.12	$0.38
	Pro forma	$0.10	$0.37

Earnings per share - diluted	As reported	$0.12	$0.34
	Pro forma	$0.10	$0.33

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 71% for first quarter 2002  and 77% for first quarter 2003; average risk-free interest rate of 4.99% for first quarter 2002 and 3.86% for first quarter 2003; average expected life of 10 years for the quarters indicated above.  Dividends were assumed as not being paid during the period of calculation.  The weighted-average fair value of options granted was $1.64, and $15.80 for the quarters ended March 30, 2002 and March 29, 2003, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Also, the Company’s employee stock options have characteristics significantly different from those of traded options, including long vesting schedules and changes in the subjective input assumptions, that can materially affect the fair value estimate.  Management believes the best assumptions available were used to value the options and that the resulting option values were reasonable as of the dates the options were granted.

NOTE B – INVENTORIES

Inventories consist of the following:

	December 28, 2002	March 29, 2003
Raw materials	$2,488	$2,676
Work in progress	2,018	1,501
Finished goods	6,336	5,930
	10,842	10,107

Less allowance for inventory obsolescence	1,723	1,500
	$9,119	$8,607

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 28, 2002	March 29, 2003
Prepaid expenses	$1,157	$961
Receivables, net	150	218
Other current assets	238	396
	$1,545	$1,575

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 28, 2002	March 29, 2003

Building	40	$8,110	$8,110
Laboratory and production equipment	5-7	4,803	4,895
Computer equipment and software	3-5	16,606	16,924
Furniture and fixtures	3-5	2,139	2,160
Automobiles	3-5	351	239
Leasehold improvements	3-5	1,344	1,383
Land improvements	15	931	931
		34,284	34,642

Less accumulated depreciation and amortization		18,618	19,530
		15,666	15,112

Land		1,773	1,773

Deposits and projects in process		966	1,593
		$18,405	$18,478

NOTE E – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 28, 2002	March 29, 2003
Associate incentives	$1,107	$1,541
Accrued compensation	2,781	1,822
Income taxes	1,350	1,633
Sales taxes	732	852
Accrued associate promotions	102	857
Deferred revenue	973	1,235
Provision for returns and allowances	515	539
All other	1,095	1,194
	$8,655	$9,673

NOTE F – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period.  Shares redeemed have been included in the calculation of weighted average shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in dilutive earnings per share calculations include stock options granted that are in the money but have not yet been exercised.

	For the Quarter Ended
	March 30, 2002	March 29, 2003
Earnings available to common shareholders	$1,117	$3,575
Basic EPS
Shares
Common shares outstanding entire period	9,664	9,137
Weighted average common shares:
Issued during period	—	175
Canceled during period	—	—
Weighted average common shares outstanding during period	9,664	9,312
Earnings per common share - basic	$0.12	$0.38

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	9,664	9,312
Dilutive effect of stock options	7	1,212
Weighted average shares outstanding during period - diluted	9,671	10,524
Earnings per common share - diluted	$0.12	$0.34

Options to purchase 2,480 shares of stock were not included in the computation of EPS for the fiscal quarter ended March 30, 2002 due to their exercise price being greater than the average market price of the shares.  For the fiscal quarter ended March 29, 2003, all options to purchase shares of stock were included in the computation of EPS due to their exercise price being less than the average market price of the shares.  During the first fiscal quarter of 2003 and through May 2, 2003, directors, officers, and employees of USANA exercised options to purchase 458 shares of common stock, with proceeds to the Company totaling $1,896.

NOTE G – SEGMENT INFORMATION

The Company’s segments are based on six operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on sales revenue and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense, as well as income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

Financial information summarized by geographic segment for the quarters ended March 30, 2002 and March 29, 2003 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended March 30, 2002:

United States	$15,932	$3,144	$2,058	$23,551	$32,517
Canada	7,198	—	403	114	2,594
Australia - New Zealand	3,480	269	106	301	3,268
Hong Kong	1,176	—	(121)	198	1,045
Japan (1)	836	—	(847)	1,463	2,397
Reportable Segments Total	28,622	3,413	1,599	25,627	41,821

Unallocated and Other (2)	—	(3,413)	232	(5,181)	(5,829)
Consolidated Total	$28,622	$—	$1,831	$20,446	$35,992

	Revenues from External Customers	Intersegment Revenues	Earning before Income Taxes	Long-lived Assets	Total Assets
Quarter ended March 29, 2003:

United States	$19,989	$4,732	$4,957	$22,625	$31,543
Canada	9,710	—	577	117	2,002
Australia - New Zealand	5,323	410	687	286	2,342
Hong Kong	1,890	—	226	212	1,603
Japan (1)	1,238		(771)	1,191	2,085
Taiwan	2,714	—	554	356	2,745
Reportable Segments Total	40,864	5,142	6,230	24,787	42,320

Unallocated and Other (2)	—	(5,142)	(555)	(4,266)	(4,606)
Consolidated Total	$40,864	$—	$5,675	$20,521	$37,714

(1)          Includes results from local operations in Japan.  Direct U.S. export sales to Japan are included in the United States operating segment.

(2)          “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional, personal care and weight management products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of March 29, 2003, we had approximately 70,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, and the United Kingdom.  We also sell products directly to  “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of March 29, 2003, we had approximately 47,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 17% of net sales during the first quarter of 2003.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

Our three primary product lines consist of USANA® Nutritionals, Sensé – beautiful science® (Sensé), and L·E·A·N Lifelong™.  The USANA Nutritionals product line accounted for approximately 63% of net sales for the quarter ended March 29, 2003.  Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 22% and 9%, respectively, of net sales for the quarter ended March 29, 2003.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™, that represented an additional 8% of net sales for the quarter ended March 29, 2003.  The Sensé product line includes scientifically developed natural products designed to support healthy skin and hair by providing protection and nourishment on both the inside and outside of the dermal layers of skin. The Sensé product line accounted for approximately 13% of net sales for the quarter ended March 29, 2003.  The LEAN Lifelong product line includes several weight management and other related products for healthy diets.  The LEAN Lifelong product line accounted for approximately 8% of net sales for the quarter ended March 29, 2003.

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

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2003 will end on January 3, 2004 and is a 53-week year.  Fiscal year 2002 ended on December 28, 2002 and was a 52-week year.

The Company is in the practice of providing guidance concerning anticipated net sales.  Based on information currently available to the Company, we expect to report net sales of approximately $42 million for the second quarter of 2003.  We expect annual net sales of approximately $170 million for fiscal year 2003, dependent upon the success of our anticipated opening in South Korea, which is scheduled for the third quarter of 2003.

Results of Operations

Quarters Ended March 30, 2002 and March 29, 2003

Net Sales.  Net sales increased 42.8% to $40.9 million for the quarter ended March 29, 2003, an increase of $12.2 million from the $28.6 million reported for the comparable quarter in 2002.  The increase can be primarily attributed to:

•                  A 27.3% increase in the active Associate base and a 14.6% increase in the active Preferred Customer base for the first quarter of 2003, on a year-over-year basis,

•                  Sales of $2.7 million from our Taiwan market that commenced operations in the fourth quarter of 2002,

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign markets by approximately $1.4 million, and

•                  A price increase on two key products, USANA® Essentials and HealthPak 100™ in North America that contributed an additional $1.1 million to net sales.

We believe that various factors contributed to the year-over-year first quarter increase in the active Associate base including general enthusiasm created by the new Taiwan market, improved communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events held to motivate Associates.

During the first quarter of 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS).  To date, the outbreak has been largely concentrated in Asia, although cases have been confirmed in, among other locations, the United States and Canada.  Our operations and sales in regions affected by the outbreak may be adversely impacted as a result of travel restrictions or the illness and quarantine of employees and/or customers or other disruptions in commerce.  While we do not believe that the outbreak of SARS or the war in Iraq, which commenced in March 2003, had any adverse effect on our business during the first quarter of 2003, there is no assurance that these events will not have any adverse effect on our business operations in the future.  At this time SARS might primarily have an adverse impact on the Company’s operations in Asia; however, the significant spread of SARS beyond Asia could have an adverse impact on the Company’s operations in other regions.

The following table summarizes the growth in net sales by market for the fiscal quarters ended March 30, 2002 and March 29, 2003.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan.

	Sales By Market (in thousands) Quarter Ended				Change from	Percent
Market	March 30, 2002		March 29, 2003		Prior Year	Change
United States	$15,932	55.7%	$19,989	48.9%	$4,057	25.5%
Canada	7,198	25.1%	9,710	23.8%	2,512	34.9%
Australia-New Zealand	3,480	12.2%	5,323	13.0%	1,843	53.0%
Hong Kong	1,176	4.1%	1,890	4.6%	714	60.7%
Japan	836	2.9%	1,238	3.0%	402	48.1%
Taiwan	—	0.0%	2,714	6.6%	2,714	N/A
Consolidated	$28,622	100.0%	$40,864	100.0%	$12,242	42.8%

The following tables summarize the growth in active customers by market as of the dates indicated:

	Active Associates By Market
Market	As of March 30, 2002		As of March 29, 2003		Change from Prior Year	Percent Change
United States	27,000	49.1%	30,000	42.9%	3,000	11.1%
Canada	15,000	27.3%	18,000	25.7%	3,000	20.0%
Australia-New Zealand	9,000	16.4%	10,000	14.3%	1,000	11.1%
Hong Kong	3,000	5.5%	4,000	5.7%	1,000	33.3%
Japan	1,000	1.8%	2,000	2.9%	1,000	100.0%
Taiwan	—	0.0%	6,000	8.6%	6,000	N/A
Consolidated	55,000	100.0%	70,000	100.0%	15,000	27.3%

	Active Preferred Customers By Market
Market	As of March 30, 2002			As of March 29, 2003			Change from Prior Year	Percent Change
United States	25,000		61.0%	29,000		61.7%	4,000	16.0%
Canada	12,000		29.3%	14,000		29.8%	2,000	16.7%
Australia-New Zealand	4,000		9.8%	4,000		8.5%	—	0.0%
Hong Kong		**	0.0%		**	0.0%	—	N/A
Japan		**	0.0%		**	0.0%	—	N/A
Taiwan	—		0.0%		**	0.0%	—	N/A
Consolidated	41,000		100.0%	47,000		100.0%	6,000	14.6%

**       Active Preferred Customer count is less than 500.

	Total Active Customers By Market
Market	As of March 30, 2002		As of March 29, 2003		Change from Prior Year	Percent Change
United States	52,000	54.2%	59,000	50.4%	7,000	13.5%
Canada	27,000	28.1%	32,000	27.4%	5,000	18.5%
Australia-New Zealand	13,000	13.5%	14,000	12.0%	1,000	7.7%
Hong Kong	3,000	3.1%	4,000	3.4%	1,000	33.3%
Japan	1,000	1.0%	2,000	1.7%	1,000	100.0%
Taiwan	—	0.0%	6,000	5.1%	6,000	N/A
Consolidated	96,000	100.0%	117,000	100.0%	21,000	21.9%

Gross Profit.  Gross profit increased to 77.4% of net sales for the quarter ended March 29, 2003 from 73.1% for the comparable quarter in 2002.  The increase can be attributed to:

•                  Cost improvement efficiencies gained in procurement and production activities,

•                  A change in pricing strategy to create greater incentives for our Associates that generally contributes to a higher gross profit margin, and

•                  Leverage benefits of semi-variable costs on a rising sales base.

For the remainder of 2003, we believe that the gross profit margin will approximate the level achieved during the first quarter of 2003.

Associate Incentives.  Associate incentives increased to 39.4% of net sales for the quarter ended March 29, 2003 from 37.5% or the comparable quarter in 2002.  This increase can be attributed to:

•                  A change in pricing strategy to create greater incentives for our Associates,

•                  An increase in the commission payout rate in the Australia-New Zealand market with no corresponding increase in the price at which we sell our products, and

•                  The elimination of payment processing fees charged to customers in our North America and Australia-New Zealand markets.

For the remainder of 2003, we believe that Associate incentives, as a percentage of net sales, will approximate the level reported for the first quarter of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 23.4% of net sales for the quarter ended March 29, 2003 from 28.1% for the comparable quarter in 2002.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $1.5 million.  This increase in selling, general, and administrative expenses can be attributed to the following factors:

•                  Spending in our new Taiwan market of $347,000,

•                  Increased spending on Associate related promotions, insurance costs, and employee and management performance incentives,

•                  Higher translated U.S. dollars of foreign currency expenses, totaling approximately $250,000, as a result of a weaker U.S. dollar, and

•                  Additional spending to support the rising sales base.

These increases were partially offset by the absence of costs associated with the abandoned sale of assets transaction incurred in the first quarter of 2002.  We believe that selling, general and administrative expenses will continue to increase in absolute terms and will modestly decrease as a percentage of net sales as a result of expected increases in net sales.

Other Income (Expense).  Other income (expense) improved by $130,000 in the first quarter of 2003 when compared to the first quarter of 2002.  This improvement can be primarily attributed to gains on the disposition of assets and lower interest expense during the first quarter of 2003, compared to the first quarter of 2002.

Income Taxes.  Income taxes totaled 37.0% of earnings before income taxes for the first quarter of 2003, compared to 39.0% during the same period in 2002.  The effective tax rate in the first quarter of 2002 was based on an estimate of the effective tax rate for the year. The final actual tax rate of 32.4% for the year 2002 was substantially lower due to increased revenue and profitability in our foreign markets generating significant tax benefits. The actual first quarter effective tax rate of 37.0% is 4.6% higher than the actual 2002 effective tax rate due to the following:

•     The utilization of a foreign tax credit carryforward in the tax year 2002 that is not expected to occur again in the tax year 2003,

•     An increase in the federal income tax rate in the United States from 34% to 35% on anticipated earnings growth, and

•     A change in the legal structure in Japan.

Net Earnings.  Net earnings increased 220.0% to $3.6 million for the quarter ended March 29, 2003, an increase of $2.5 million from the $1.1 million reported for the comparable quarter in 2002.  The increase in net earnings can primarily be attributed to the following:

•                  Increased net sales,

•                  Significant improvements in our gross profit margin,

•                  Improved operating margins achieved primarily from leverage benefits on a rising sales base, and

•                  A lower effective income tax rate.

Diluted earnings per share improved to $0.34 for the first quarter of 2003, an increase of $0.22, or 183.3%, from the $0.12 reported for the comparable quarter in 2002.

Liquidity and Capital Resources

We have historically financed growth with cash flows from operations. In the first quarter of 2003, cash flows from operating activities generated net cash of $7.1 million compared to $3.2 million for the same period in 2002.  Cash and cash equivalents decreased to $5.5 million at March 29, 2003 from $6.7 million at December 28, 2002.

On March 29, 2003, we had net working capital of $4.5 million compared to net working capital of $1.2 million at December 28, 2002.  The improvement in net working capital was primarily the result of higher sales and improved operating margins.

We do not extend credit to customers.  We require payment prior to shipping, which eliminates significant receivables.

As of March 29, 2003, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding.  The credit facilities contain restrictive covenants requiring that we maintain certain financial ratios.  As of March 29, 2003, we were in compliance with these covenants.  During the fiscal quarter ended March 29, 2003, we paid off all outstanding amounts under the credit facilities.

We believe that current cash balances, cash provided by operations, and amounts available under the line of credit will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing, including through the sale of equity securities to finance future expansion into new markets, finance capital acquisitions associated with growth, and for other reasons.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 28 through 33.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

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

•                  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,

•                  Reliance on key management personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, Ph.D.,

•                  Extensive government regulation of the Company’s products and manufacturing,

•                  Risks related to our expansion into international markets,

•                  Failure of USANA to sustain or manage growth, including the failure to continue to develop new products,

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

•                  The potential continued spread in Asia and North America of SARS, or

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

Foreign Currency Risks.  Sales outside the United States represented 44.3% and 51.1% of net sales for the quarters ended March 30, 2002 and March 29, 2003, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and may periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 29, 2003 and during the quarter then ended, we had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound, Euro, or New Taiwan Dollar, to which, in aggregate, we had significant exposure.

As a last recourse for hedging currency risk, we may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the quarters ended as of the dates indicated:

	Quarter Ended
	March 30, 2002	March 29, 2003
Canada	1.59	1.51
Australia	1.93	1.69
New Zealand	2.35	1.82
Hong Kong	7.80	7.80
Japan	132.40	118.96
Taiwan	**	34.63

**        Market was not in operation during period indicated.

Interest Rate Risks.  As of March 29, 2003, we eliminated all of our outstanding debt and therefore we currently have no exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.4	Amended Term Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.5	Amended Revolving Note dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.6	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.7	Purchase Agreement dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.8	Termination of Purchase Agreement dated April 11, 2002 [Incorporated by reference to Report on Form on 10-K/A, filed May 1, 2002]

10.9	Amended Credit Agreement dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.10	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.11	Second Amendment to Credit Agreement dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

10.12	Third Amendment to Credit Agreement dated December 27, 2002 [Incorporated by reference to Report on Form 10-K, filed March 27, 2003]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

99	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

We did not file any current reports on Form 8-K during the quarter ended March 29, 2003.  On April 15, 2003, we filed a current report on Form 8-K to disclose quarterly comparative active customer data for the years 2001 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	May 13, 2003	/s/ Gilbert A. Fuller
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

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Myron W. Wentz
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

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)