Form 10-Q
period 2003-06-28
USANA HEALTH SCIENCES INC
filed 2003-07-30
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2003 was 9,615,637.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2002	June 28, 2003
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,686	$13,964
Inventories, net (Note B)	9,119	9,449
Prepaid expenses and other current assets (Note C)	1,545	1,858
Deferred income taxes	1,557	1,772

Total current assets	18,907	27,043

Property and equipment, net (Note D)	18,405	18,730

Other assets	1,801	2,069

	$39,113	$47,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,428	$—
Capital lease obligations, current	17	—
Accounts payable	2,666	4,456
Other current liabilities (Note E)	8,655	11,653
Line of credit	2,913	—

Total current liabilities	17,679	16,109

Long-term debt, less current maturities	2,572	—

Other long-term liabilities	769	633

Stockholders’ equity (Note A and F)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 9,137 as of December 28, 2002 and 9,612 as of June 28, 2003	9	10
Additional paid-in capital	3,675	8,759
Retained earnings	14,520	21,550
Accumulated other comprehensive income (loss)	(111)	781

Total stockholders’ equity	18,093	31,100

	$39,113	$47,842

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	June 29, 2002	June 28, 2003

Net sales	$32,068	$47,157

Cost of sales	8,359	10,417

Gross profit	23,709	36,740

Operating expenses:
Associate incentives	12,205	18,662
Selling, general and administrative	8,560	10,574
Research and development	240	373

Total operating expenses	21,005	29,609

Earnings from operations	2,704	7,131

Other income (expense):
Interest income	21	21
Interest expense	(92)	(1)
Other, net	105	(248)

Total other income (expense)	34	(228)

Earnings before income taxes	2,738	6,903

Income taxes	1,000	2,554

Net earnings	$1,738	$4,349

Earnings per common share (Note A and F)
Basic	$0.18	$0.46
Diluted	$0.16	$0.41

Weighted average common and dilutive common equivalent shares outstanding (Note A and F)
Basic	9,598	9,544
Diluted	10,627	10,725

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Six Months Ended
	(unaudited)
	June 29, 2002	June 28, 2003

Net sales	$60,690	$88,021

Cost of sales	16,070	19,637

Gross profit	44,620	68,384

Operating expenses:
Associate incentives	22,935	34,759
Selling, general and administrative	16,615	20,146
Research and development	439	707

Total operating expenses	39,989	55,612

Earnings from operations	4,631	12,772

Other income (expense):
Interest income	37	41
Interest expense	(192)	(48)
Other, net	93	(187)

Total other expense	(62)	(194)

Earnings before income taxes	4,569	12,578

Income taxes	1,714	4,654

Net earnings	$2,855	$7,924

Earnings per common share (Note A and F)
Basic	$0.30	$0.84
Diluted	$0.28	$0.75

Weighted average common and dilutive common equivalent shares outstanding (Note A and F)
Basic	9,631	9,427
Diluted	10,150	10,623

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 29, 2002 and June 28, 2003

(in thousands)

(unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulate Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Value

For the Six Months Ended June 29, 2002

Balance at December 29, 2001	9,664	$10	$2,359	$12,752	$(594)	$14,527

Comprehensive income
Net earnings	—	—	—	2,855	—	2,855
Foreign currency translation adjustment	—	—	—	—	531	531

Comprehensive income						3,386

Common stock retired	(182)	—	(86)	(736)	—	(822)

Common stock issued under stock option plan, including tax benefit of $33	19	—	67	—	—	67

Balance at June 29, 2002	9,501	$10	$2,340	$14,871	$(63)	$17,158

For the Six Months Ended June 28, 2003

Balance at December 28, 2002	9,137	$9	$3,675	$14,520	$(111)	$18,093

Comprehensive income
Net earnings	—	—	—	7,924	—	7,924
Foreign currency translation adjustment	—	—	—	—	892	892

Comprehensive income						8,816

Common stock retired	(43)	—	(254)	(894)	—	(1,148)

Common stock issued under stock option plan, including tax benefit of $3,007	518	1	5,338	—	—	5,339

Balance at June 28, 2003	9,612	$10	$8,759	$21,550	$781	$31,100

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2002	June 28, 2003

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$2,855	$7,924
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,095	1,839
(Gain) loss on sale of property and equipment	11	(24)
Deferred income taxes	(664)	(257)
Provision for inventory valuation	906	1,187
Changes in operating assets and liabilities:
Inventories	(127)	(1,097)
Prepaid expenses and other assets	(964)	80
Accounts payable	371	1,730
Other current liabilities	2,426	5,667

Total adjustments	4,054	9,125

Net cash provided by operating activities	6,909	17,049

Cash flows from investing activities
Purchases of property and equipment	(837)	(2,115)
Proceeds from the sale of property and equipment	23	40

Net cash used in investing activities	(814)	(2,075)

Cash flows from financing activities
Net proceeds from the sale of common stock	34	2,332
Redemption of common stock	(822)	(1,148)
Principal payments of long-term debt	(1,000)	(6,000)
Decrease in line of credit	(3,195)	(2,913)
Payments on capital lease obligations	—	(91)

Net cash used in financing activities	(4,983)	(7,820)

Effect of exchange rate changes on cash and cash equivalents	895	124

Net increase in cash and cash equivalents	2,007	7,278

Cash and cash equivalents, beginning of period	2,465	6,686

Cash and cash equivalents, end of period	$4,472	$13,964

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$215	$65
Income taxes	1,844	1,167

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 28, 2003, and results of operations for the quarters and six months ended June 29, 2002 and June 28, 2003.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.  The results of operations for the quarter and six months ended June 28, 2003 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2004.

NOTE A – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the six months ended June 29, 2002 and June 28, 2003.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended		Six Months Ended
		June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net earnings	As reported	$1,738	$4,349	$2,855	$7,924

	Pro forma	$1,463	$4,229	$2,437	$7,696

Earnings per share - basic	As reported	$0.18	$0.46	$0.30	$0.84

	Pro forma	$0.15	$0.44	$0.25	$0.82

Earnings per share - diluted	As reported	$0.16	$0.41	$0.28	$0.75

	Pro forma	$0.14	$0.39	$0.24	$0.72

Weighted average Black-Scholes fair value assumptions:
Expected volatility		*N/A	*N/A	71%	77%
Risk free interest rate		*N/A	*N/A	4.99%	3.86%
Expected life		*N/A	*N/A	10 yrs.	10 yrs.
Expected dividend yield		*N/A	*N/A	0%	0%
Weighted average fair value of options granted		*N/A	*N/A	$1.64	$15.80

* No grants were made during the quarters ended June 29, 2002 and June 28, 2003.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Also, the Company’s employee stock options have characteristics significantly different from those of traded options, including long vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate.  Management believes the best assumptions available were used to value the options and that the resulting option values were reasonable as of the dates the options were granted.

NOTE B – INVENTORIES

Inventories consist of the following:

	December 28, 2002	June 28, 2003

Raw materials	$2,488	$3,537
Work in progress	2,018	1,333
Finished goods	6,336	6,579

	10,842	11,449

Less allowance for inventory valuation	1,723	2,000

	$9,119	$9,449

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 28, 2002	June 28, 2003

Prepaid expenses	$1,157	$1,063
Receivables, net	150	417
All other	238	378

	$1,545	$1,858

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 28, 2002	June 28, 2003

Building	40	$8,110	$8,110
Laboratory and production equipment	5-7	4,803	5,070
Computer equipment and software	3-5	16,606	18,510
Furniture and fixtures	3-5	2,139	2,181
Automobiles	3-5	351	214
Leasehold improvements	3-5	1,344	1,424
Land improvements	15	931	931

		34,284	36,440

Less accumulated depreciation and amortization		18,618	20,581

		15,666	15,859

Land		1,773	1,773

Deposits and projects in process		966	1,098

		$18,405	$18,730

NOTE E – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 28, 2002	June 28, 2003

Associate incentives	$1,107	$1,675
Accrued compensation	2,781	2,205
Income taxes	1,350	1,947
Sales taxes	732	972
Accrued associate promotions	102	1,522
Deferred revenue	973	1,168
Provision for returns and allowances	515	599
All other	1,095	1,565

	$8,655	$11,653

NOTE F – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period.  Weighted average shares redeemed have been included in the calculation of weighted average shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in dilutive earnings per share calculations include stock options granted that are in the money but have not yet been exercised.

	For the Quarter Ended
	June 29, 2002	June 28, 2003
Earnings available to common shareholders	$1,738	$4,349

Basic EPS

Shares
Common shares outstanding entire period	9,664	9,137
Weighted average common shares:
Issued during period	4	407
Canceled during period	(70)	—

Weighted average common shares outstanding during period	9,598	9,544

Earnings per common share - basic	$0.18	$0.46

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,598	9,544

Dilutive effect of stock options	1,029	1,181

Weighted average shares outstanding during period - diluted	10,627	10,725

Earnings per common share - diluted	$0.16	$0.41

Options to purchase 1,151 shares of stock were not included in the computation of EPS for the fiscal quarter ended June 29, 2002 due to their exercise price being greater than the average market price of the shares.  For the fiscal quarter ended June 28, 2003, all options to purchase shares of stock were included in the computation of EPS.

	For the Six Months Ended
	June 29, 2002	June 28, 2003
Earnings available to common shareholders	$2,855	$7,924

Basic EPS

Shares
Common shares outstanding entire period	9,664	9,137
Weighted average common shares:
Issued during period	2	302
Canceled during period	(35)	(12)

Weighted average common shares outstanding during period	9,631	9,427

Earnings per common share - basic	$0.30	$0.84

	For the Six Months Ended
	June 29, 2002	June 28, 2003
Diluted EPS

Shares
Weighted average shares outstanding during period - basic	9,631	9,427

Dilutive effect of stock options	519	1,196

Weighted average shares outstanding during period - diluted	10,150	10,623

Earnings per common share - diluted	$0.28	$0.75

Options to purchase 1,816 shares of stock were not included in the computation of EPS for the six months ended June 29, 2002 due to their exercise price being greater than the average market price of the shares.  For the six months ended June 28, 2003, all options to purchase shares of stock were included in the computation of EPS.

As of the fiscal year ended 2002, 395 shares of 2,000 authorized were available in the Company’s share repurchase plan.  No shares were purchased during the first quarter of 2003.  As of June 28, 2003, the Company expended $1.1 million to purchase 43 shares under this plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

NOTE G – SEGMENT INFORMATION

As of June 28, 2003, the Company’s segments were based on six operating geographic regions (five as of June 29, 2002). Management considers the geographic segments of the Company to be the only reportable operating segments.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on sales revenue and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense, as well as income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

Financial information summarized by geographic segment for the three months ended June 29, 2002 and June 28, 2003 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes
Three months ended June 29, 2002:

United States	$16,971	$3,396	$1,761
Canada	8,193	—	993
Australia - New Zealand	4,367	351	506
Hong Kong	1,309	—	104
Japan (1)	1,228	—	(594)

Reportable Segments Total	32,068	3,747	2,770

Unallocated and Other (2)	—	(3,747)	(32)

Consolidated Total	$32,068	$—	$2,738

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes
Three months ended June 28, 2003:

United States	$21,884	$8,543	$6,851
Canada	11,271	—	(231)
Australia - New Zealand	7,084	503	823
Hong Kong	2,105	—	346
Japan (1)	1,445	—	(748)
Taiwan	3,368	—	932

Reportable Segments Total	47,157	9,046	7,973

Unallocated and Other (2)	—	(9,046)	(1,070)

Consolidated Total	$47,157	$—	$6,903

Financial information summarized by geographic segment for the six months ended June 29, 2002 and June 28, 2003 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended June 29, 2002:

United States	$32,903	$6,540	$3,819	$22,912	$30,556
Canada	15,391	—	1,396	110	3,413
Australia - New Zealand	7,847	620	612	283	3,663
Hong Kong	2,485	—	(17)	201	1,630
Japan (1)	2,064	—	(1,441)	1,495	2,732

Reportable Segments Total	60,690	7,160	4,369	25,001	41,994

Unallocated and Other (2)	—	(7,160)	200	(4,898)	(5,514)

Consolidated Total	$60,690	$—	$4,569	$20,103	$36,480

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended June 28, 2003:

United States	$41,873	$13,275	$11,808	$22,466	$40,734
Canada	20,981	—	346	125	1,557
Australia - New Zealand	12,407	913	1,510	286	2,698
Hong Kong	3,995	—	572	201	1,150
Japan (1)	2,683	—	(1,519)	1,189	2,072
Taiwan	6,082	—	1,486	341	2,749

Reportable Segments Total	88,021	14,188	14,203	24,608	50,960

Unallocated and Other (2)	—	(14,188)	(1,625)	(3,809)	(3,118)

Consolidated Total	$88,021	$—	$12,578	$20,799	$47,842

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

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional, personal care and weight management products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of June 28, 2003, we had approximately 77,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, and the United Kingdom.  We also sell products directly to  “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of June 28, 2003, we had approximately 50,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 16% of net sales during the second quarter of 2003.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

Our three primary product lines consist of USANA® Nutritionals, Sensé – beautiful science® (Sensé), and L·E·A·N Lifelong™.  Various individual items within these primary product lines are also grouped and sold as combination packs.  The USANA Nutritionals product line includes antioxidants, minerals, vitamins, and other nutritional supplements.  The USANA nutritional supplement products are designed to provide optimal balance, bioavailability, and efficacy.  The Sensé product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization and protection.  The LEAN Lifelong product line includes several weight management and other related products for healthy diets.

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products.  These resource materials or sales aids include product brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to Associates. We also write and develop our own materials for audio and videotapes, which are produced by third parties.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales aids or starter kits.

The following table summarizes the approximate percentage of total product revenue contributed by major product line for the quarters ended as of the dates indicated:

	Sales By Product Line Quarter Ended
Product Line	June 29, 2002	June 28, 2003
USANA® Nutritionals	65%	64%
Sensé – beautiful science®	13%	12%
L·E·A·N Lifelong™	10%	7%
Combination Packs	5%	10%
All Other	7%	7%

Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 21% and 9%, respectively, of net sales for the quarter ended June 28, 2003.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™ that represented an additional 9% of net sales for the quarter ended June 28, 2003.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2003 will end on January 3, 2004 and is a 53-week year.  Fiscal year 2002 ended on December 28, 2002 and was a 52-week year.

The Company is in the practice of providing guidance concerning anticipated net sales.  Based on information currently available to the Company, we expect net sales of approximately $52 million for the third quarter of 2003 and $190 million for fiscal year 2003, dependent upon the actual operating results in our newest market, South Korea, which was formally opened on July 14, 2003.

Results of Operations

Quarters Ended June 29, 2002 and June 28, 2003

Net Sales.  Net sales increased 47.1% to $47.2 million for the quarter ended June 28, 2003, an increase of $15.1 million from the $32.1 million reported for the comparable quarter in 2002.  The increase can be primarily attributed to:

•                  A 35.1% increase in the active Associate base and a 16.3% increase in the active Preferred Customer base for the second quarter of 2003, on a year-over-year basis,

•                  Sales of $3.4 million from our Taiwan market that commenced operations in the fourth quarter of 2002,

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $2.3 million, and

•                  A price increase on two key products, USANA® Essentials and HealthPak 100™ in North America that contributed an additional $1.1 million to net sales.

We believe that various factors contributed to the year-over-year second quarter increase in the active Associate base, including general enthusiasm created by international expansion, ongoing communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events held to motivate Associates.

During the first quarter of 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS).  To date, the outbreak has been largely concentrated in Asia, although cases have been confirmed in, among other locations, the United States and Canada.  Our operations and sales in regions affected by the outbreak may be adversely impacted as a result of travel restrictions or the illness and quarantine of employees and/or customers or other disruptions in commerce.  While we do not believe that the outbreak of SARS or the war in Iraq, which commenced in March 2003, had any adverse effect on our business during the six months ended June 28, 2003, there is no assurance that these events will not have any adverse effect on our business operations in the future.  Although the spread of the outbreak appears to have been controlled as of the date of this filing, a renewed outbreak or significant spread of SARS in Asia or other regions could have an adverse impact on our operations.

The following table summarizes the growth in net sales by market for the fiscal quarters ended June 29, 2002 and June 28, 2003.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan.

	Sales By Market (in thousands) Quarter Ended
Market	June 29, 2002		June 28, 2003		Change from Prior Year	Percent Change
United States	$16,971	52.9%	$21,884	46.4%	$4,913	28.9%
Canada	8,193	25.5%	11,271	23.9%	3,078	37.6%
Australia-New Zealand	4,367	13.6%	7,084	15.0%	2,717	62.2%
Hong Kong	1,309	4.1%	2,105	4.5%	796	60.8%
Japan	1,228	3.8%	1,445	3.1%	217	17.7%
Taiwan	—	0.0%	3,368	7.1%	3,368	N/A

Consolidated	$32,068	100.0%	$47,157	100.0%	$15,089	47.1%

The following tables summarize the growth in active customers by market as of the dates indicated:

	Active Associates By Market
Market	As of June 29, 2002		As of June 28, 2003		Change from Prior Year	Percent Change
United States	27,000	47.4%	32,000	41.6%	5,000	18.5%
Canada	16,000	28.1%	18,000	23.4%	2,000	12.5%
Australia-New Zealand	9,000	15.8%	12,000	15.6%	3,000	33.3%
Hong Kong	3,000	5.3%	4,000	5.2%	1,000	33.3%
Japan	2,000	3.5%	3,000	3.9%	1,000	50.0%
Taiwan	—	0.0%	8,000	10.4%	8,000	N/A

Consolidated	57,000	100.0%	77,000	100.0%	20,000	35.1%

	Active Preferred Customers By Market
Market	As of June 29, 2002		As of June 28, 2003		Change from Prior Year	Percent Change
United States	26,000	60.5%	30,000	60.0%	4,000	15.4%
Canada	13,000	30.2%	15,000	30.0%	2,000	15.4%
Australia-New Zealand	4,000	9.3%	4,000	8.0%	—	0.0%
Hong Kong	**	0.0%	1,000	2.0%	1,000	N/A
Japan	**	0.0%	**	0.0%	—	N/A
Taiwan	—	0.0%	**	0.0%	—	N/A

Consolidated	43,000	100.0%	50,000	100.0%	7,000	16.3%

**          Active Preferred Customer count is less than 500.

	Total Active Customers By Market
Market	As of June 29, 2002		As of June 28, 2003		Change from Prior Year	Percent Change
United States	53,000	53.0%	62,000	48.8%	9,000	17.0%
Canada	29,000	29.0%	33,000	26.0%	4,000	13.8%
Australia-New Zealand	13,000	13.0%	16,000	12.6%	3,000	23.1%
Hong Kong	3,000	3.0%	5,000	3.9%	2,000	66.7%
Japan	2,000	2.0%	3,000	2.4%	1,000	50.0%
Taiwan	—	0.0%	8,000	6.3%	8,000	N/A

Consolidated	100,000	100.0%	127,000	100.0%	27,000	27.0%

Gross Profit.  Gross profit increased to 77.9% of net sales for the quarter ended June 28, 2003 from 73.9% for the comparable quarter in 2002.  The increase can be attributed primarily to:

•                  Improved cost efficiencies generated from procurement and production activities,

•                  A change in pricing strategy to create greater incentives for our Associates that generally contributes to a higher gross profit margin,

•                  The price increase on USANA® Essentials and HealthPak 100™ in North America, and

•                  Leverage benefits of semi-variable costs on a rising sales base.

For the remainder of 2003, we believe that the gross profit margin will approximate the level achieved during the second quarter of 2003.  We do not expect to realize benefits in cost of sales resulting from the move of Sensé production in-house until the fourth quarter of 2003.  For information on the acquisition of in-house manufacturing capability for the Sensé product line, see “Recent Developments”, contained in this MD&A on page 21.

Associate Incentives.  Associate incentives increased to 39.6% of net sales for the quarter ended June 28, 2003 from 38.1% for the comparable quarter in 2002.  This increase can be attributed to:

•                  A change in pricing strategy to create greater incentives for our Associates,

•                  A larger portion of sales coming from products with higher sales volume point ratios,

•                  An increase in the commission payout rate in the Australia-New Zealand market with no corresponding increase in the price at which we sell our products, and

•                  The elimination of payment processing fees charged to customers in our North America and Australia-New Zealand markets.

For the remainder of 2003, we believe that Associate incentives, as a percentage of net sales, will modestly increase due to additional spending for special Associate promotions and incentives during the third and fourth quarters, which are aimed at stimulating sales.  The recently completed acquisition will not increase Associate incentives.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 22.4% of net sales for the quarter ended June 28, 2003 from 26.7% for the comparable quarter in 2002.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $2.0 million.  This increase in selling, general, and administrative expenses can be attributed primarily to the following factors:

•                  Variable costs associated with the rising sales base,

•                  Spending in our new Taiwan and Korea markets of $313,000 and $376,000, respectively,

•                  Increased spending on employee and management performance incentives, Associate related promotions, and insurance costs, and

•                  Higher translated U.S. dollars of foreign currency expenses, totaling approximately $250,000, as a result of a weaker U.S. dollar.

We believe that selling, general and administrative expenses will continue to increase in absolute terms.  Although we would typically experience leverage benefits to selling, general and administrative expenses on a rising sales base, we believe that current levels as a percentage of net sales will continue throughout the remainder of fiscal year 2003 due in large part to additional expenses associated with our recent acquisition, the opening of our Korea market, and the opening of a new satellite office in Kaohsiung, Taiwan.

Other Income (Expense). Other income (expense) changed from other income of $34,000 in the second quarter of 2002 to other expense of $228,000 in the second quarter of 2003.  This increase of $262,000 can be primarily attributed to foreign currency losses resulting from stronger foreign currencies relative to the U.S. dollar.  These losses were partially offset by lower interest expense as a result of retiring all outstanding bank debt.

Income Taxes.  Income taxes totaled 37.0% of earnings before income taxes for the second quarter of 2003, compared to 36.5% during the same period in 2002.  The effective tax rate in the second quarter of 2003 was based on an estimate of the effective tax rate for the year.  The final actual tax rate of 32.4% for the year 2002 was substantially lower due to higher utilization of foreign tax credits.  We believe that a 37% effective tax rate is a reasonable estimate given the assumptions applied.  These assumptions include an estimate of the number of stock options expected to be exercised during the year and the average market price at which those options will be exercised, which also affect our assumption of the foreign tax credits that we can utilize.  The actual number of stock options exercised, average market price, and the amount of foreign tax credits we are able to utilize could differ, causing the year end effective tax rate to vary materially from our estimate.

Net Earnings.  Net earnings increased 150.2% to $4.3 million for the quarter ended June 28, 2003, an increase of $2.6 million from the $1.7 million reported for the comparable quarter in 2002.  The increase in net earnings can be attributed primarily to the following:

•                  Increased net sales,

•                  Significant improvements in our gross profit margin, and

•                  Improved operating margins achieved primarily from leverage benefits on a rising sales base.

Diluted earnings per share improved to $0.41 for the second quarter of 2003, an increase of $0.25, or 156.3%, from the $0.16 reported for the comparable quarter in 2002.

Six Months Ended June 29, 2002 and June 28, 2003

Net Sales.  Net sales increased 45.0% to $88.0 million for the six months ended June 28, 2003, an increase of $27.3 million from the $60.7 million reported for the comparable six-month period in 2002.  The increase can be primarily attributed to:

•                  An increase in the active customer base,

•                  Sales of $6.1 million from our Taiwan market that commenced operations in the fourth quarter of 2002,

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $3.8 million, and

•                  A price increase on two key products, USANA® Essentials and HealthPak 100™ in North America that contributed an additional $2.2 million to net sales.

The following table summarizes the growth in net sales by market for the six months ended June 29, 2002 and June 28, 2003.  Sales data for the United States includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan.

	Sales By Market (in thousands) Six Months Ended
Market	June 29, 2002		June 28, 2003		Change from Prior Year	Percent Change
United States	$32,903	54.2%	$41,873	47.6%	$8,970	27.3%
Canada	15,391	25.4%	20,981	23.8%	5,590	36.3%
Australia-New Zealand	7,847	12.9%	12,407	14.1%	4,560	58.1%
Hong Kong	2,485	4.1%	3,995	4.5%	1,510	60.8%
Japan	2,064	3.4%	2,683	3.0%	619	30.0%
Taiwan	—	0.0%	6,082	6.9%	6,082	N/A

Consolidated	$60,690	100.0%	$88,021	100.0%	$27,331	45.0%

Gross Profit.  Gross profit increased to 77.7% of net sales for the six months ended June 28, 2003 from 73.5% for the comparable six-month period in 2002.  Reasons for improved gross profit margins are the same as those for the second quarter of 2003 and are discussed on page 17 in the quarterly “Results of Operations” section.

Associate Incentives.  Associate incentives increased to 39.5% of net sales for the six months ended June 28, 2003 from 37.8% for the comparable six-month period in 2002.  Reasons for the increase are the same as those for the second quarter of 2003 and are discussed on page 18 in the quarterly “Results of Operations” section.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 22.9% of net sales for the six months ended June 28, 2003 from 27.4% for the comparable six-month period in 2002.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $3.5 million.  This increase in selling, general, and administrative expenses can be attributed to the following factors:

•                  Variable costs associated with the rising sales base,

•                  Spending in our new Taiwan and Korea markets of approximately $660,000 and $400,000, respectively,

•                  Increased spending on Associate related promotions, insurance costs, and employee and management performance incentives, and

•                  Higher translated U.S. dollars of foreign currency expenses, totaling approximately $500,000, as a result of a weaker U.S. dollar.

Selling, general and administrative expense in the six-month period of 2002 included one-time costs totaling $0.4 million associated with the proposed sale of assets transaction, which was abandoned by the Company.

Other Income (Expense).  Other income (expense) increased by $132,000 for the first six months of 2003 when compared to the first six months of 2002.  This increase can be primarily attributed to foreign currency losses resulting from stronger foreign currencies relative to the U.S. dollar and was partially offset by gains on the disposition of assets and lower interest expense during the first six months of 2003.

Net Earnings.  Net earnings increased 177.5% to $7.9 million for the six months ended June 28, 2003, an increase of $5.0 million from the $2.9 million reported for the comparable period in 2002.  The increase in net earnings can primarily be attributed to the following:

•                  Increased net sales,

•                  Significant improvements in our gross profit margin, and

•                  Improved operating margins achieved primarily from leverage benefits on a rising sales base.

Diluted earnings per share improved to $0.75 for the first six months of 2003, an increase of $0.47, or 167.9%, from the $0.28 reported for the comparable period in 2002.

Liquidity and Capital Resources

We have historically financed growth with cash flows from operations. In the first six months of 2003, net cash flows from operating activities totaled $17.0 million, compared to $6.9 million for the same period in 2002.  Cash and cash equivalents increased to $14.0 million at June 28, 2003 from $6.7 million at December 28, 2002.

On June 28, 2003, we had net working capital of $10.9 million, compared to net working capital of $1.2 million at December 28, 2002.  The improvement in net working capital was primarily the result of higher sales and improved operating margins.

We do not extend credit to customers.  We require payment prior to shipping, which eliminates significant receivables.

As of June 28, 2003, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding.  The credit facilities contain restrictive covenants requiring that we maintain certain financial ratios.  As of June 28, 2003, we were in compliance with these covenants.

We believe that current cash balances, cash provided by operations, and amounts available under the line of credit will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, and for other reasons.  Such financing  may include the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Recent Developments

On July 9, 2003, we completed the acquisition of a company specializing in the manufacture of skin and personal care products.  The purchase agreement was dated effective July 1, 2003.  This company will be operated as a subsidiary of USANA and will, to the extent possible, retain its existing business of contract manufacturing, as well as perform manufacturing and packaging of our Sensé products.  Details of the transaction were included in a Current Report on Form 8-K, filed by the Company on July 15, 2003.  See Item 5 “Other Information.”

On July 14, 2003, we officially opened our new Korea market with grand opening activities in Seoul, South Korea.  We believe this market has great potential.  Industry reports indicate that South Korea is the third largest direct selling market in the world, with total annual sales of approximately $4.6 billion.

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

•                  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,

•                  Reliance on key management personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Myron W. Wentz, Ph.D.,

•                  Extensive government regulation of the Company’s products and manufacturing,

•                  Risks related to our expansion into international markets,

•                  Potential inability to sustain or manage growth, including the failure to continue to develop new products,

•                  The adverse effect of the loss of a high-level sponsoring Associate together with a group of leading Associates in that person’s downline,

•                  The loss of product market share or Associates to competitors,

•                  Potential adverse effects of taxation and transfer pricing regulations,

•                  Our reliance on outside suppliers for raw materials,

•                  Intellectual property risks particularly applicable to our business,

•                  The potential renewed outbreak of SARS, or

•                  Product liability claims and other manufacturing activity risks.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our foreign operations.  During the first six months of fiscal year 2003, approximately 52% of our net sales were provided from sales to markets outside the United States.   Net sales, earnings from operations and net earnings are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Sales outside the United States represented 45.8% and 52.4% of net sales for the six months ended June 29, 2002 and June 28, 2003, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and may periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 28, 2003 and during the six months then ended, we had no hedging instruments in place to offset exposure to the

Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound, Euro, or New Taiwan Dollar, to which, in aggregate, we had significant exposure.

As a last recourse for hedging currency risk, we may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Canada	1.55	1.40	1.57	1.45
Australia	1.82	1.56	1.87	1.62
New Zealand	2.16	1.76	2.25	1.79
Hong Kong	7.80	7.80	7.80	7.80
Japan	126.90	118.48	129.65	118.72
Taiwan	**	34.67	**	34.65

**          Market was not in operation during period indicated.

Interest Rate Risks.  As of June 28, 2003, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on May 20, 2003, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of six directors, and

(2)          Ratification of the Board’s selection of Grant Thornton LLP as our independent certified public accountants.

A total of 8,514,570 shares (approximately 90%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	8,320,282	194,288
David A. Wentz	8,109,279	405,291
Ronald S. Poelman	8,460,221	54,349
Robert Anciaux	8,249,305	265,265
Denis E. Waitley, PhD	8,321,112	193,458
Jerry G. McClain	8,249,400	265,170

2.               For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
8,448,149	62,267	4,154

Item 5.    OTHER INFORMATION

Effective July 1, 2003, the Company acquired all of the issued and outstanding stock of Wasatch Product Development, Inc., a Utah corporation (“WPD”).  The purchase was accomplished through a wholly-owned subsidiary of the Company pursuant to a written stock purchase agreement dated effective July 1, 2003.  Prior to the transaction there were no material relationships between the Company and WPD or between the Company and any of the shareholders of WPD, or any of their respective affilitates, directors, executive officers or associates.  The transaction was unanimously approved by the Boards of Directors of the Company and WPD and by all of WPD’s shareholders.

WPD will continue to operate in its leased facility of approximately 27,000 square feet in Draper, Utah.  The facility consists of office, warehouse and production facilities that are presently adequate for the current level of business combined with USANA’s production requirements.

The terms of the transaction were determined pursuant to arms-length negotiations between the Company and the sellers. The material terms include the following:

•                  The purchase price for all of the shares was approximately $5 million in cash, reduced by approximately $1,054,000 paid directly to creditors at closing.

•                  Substantially all employees, including management, were retained as employees of WPD following closing.

•                  Key management of WPD entered into employment contracts with WPD to survive the closing, with base compensation approximately at pre-acquisition levels.

•                  WPD will pay up to an aggregate of $200,000 in income tax liabilities of the selling shareholders as a group for pre-acquisition 2003 income or adjustments to prior periods resulting from the transaction.

•                  The former shareholders of WPD will indemnify the Company and its acquisition subsidiary in connection with damages or liability for pre-acquisition acts and breaches of warranties and representations contained in the purchase agreement.

•                  The parties paid their own expenses incurred in connection with the transaction; however $15,000 of the selling shareholders’ professional fees were paid by WPD.

•                  The selling shareholders agreed to cooperate with USANA in the event the Company elects to treat the transaction as a purchase of assets under tax code Section 338, provided that WPD will pay any increase in the tax liability of the selling shareholders that results from such election.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.4	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.5	Amended Credit Agreement dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.6	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.7	Second Amendment to Credit Agreement dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

10.8	Third Amendment to Credit Agreement dated December 27, 2002 [Incorporated by reference to Report on Form 10-K, filed March 27, 2003]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

99	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On May 16, 2003, we filed a current report on Form 8-K to disclose official financial results for the first quarter 2003.

On June 2, 2003, we filed a current report on Form 8-K to disclose a definitive anticipated launch date for our Korean market.

On June 25, 2003, we filed a current report on Form 8-K to update earnings estimates for the second quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	July 30, 2003	/s/ Gilbert A. Fuller
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

Date:	July 30, 2003	/s/ Myron W. Wentz
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

Date:	July 30, 2003	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)