Form 10-Q
period 2003-09-27
USANA HEALTH SCIENCES INC
filed 2003-11-06
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 19,258,574.

On October 14, 2003, the registrant declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on October 30, 2003 to shareholders of record as of October 24, 2003.  Outstanding common stock data in this report have been adjusted to reflect the stock split.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2002	September 27, 2003
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,686	$10,335
Inventories, net (Note C)	9,119	13,042
Prepaid expenses and other current assets (Note D)	1,545	2,126
Deferred income taxes	1,557	1,417

Total current assets	18,907	26,920

Property and equipment, net (Note E)	18,405	19,591

Goodwill (Note B)	—	4,260

Other assets	1,801	2,342

	$39,113	$53,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,428	$—
Capital lease obligations, current	17	—
Accounts payable	2,666	5,045
Other current liabilities (Note F)	8,655	15,455
Line of credit	2,913	—

Total current liabilities	17,679	20,500

Long-term debt, less current maturities	2,572	—

Other long-term liabilities	769	685

Stockholders’ equity (Notes A and G)
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,273 as of December 28, 2002 and 19,047 as of September 27, 2003	18	19
Additional paid-in capital	3,666	8,951
Retained earnings	14,520	22,098
Accumulated other comprehensive income (loss)	(111)	860

Total stockholders’ equity	18,093	31,928

	$39,113	$53,113

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	September 28, 2002	September 27, 2003

Net sales	$34,787	$52,506

Cost of sales	8,430	11,364

Gross profit	26,357	41,142

Operating expenses:
Associate incentives	13,429	20,332
Selling, general and administrative	9,099	11,926
Research and development	260	379

Total operating expenses	22,788	32,637

Earnings from operations	3,569	8,505

Other income (expense):
Interest income	24	42
Interest expense	(71)	—
Other, net	(94)	483

Total other income (expense)	(141)	525

Earnings before income taxes	3,428	9,030

Income taxes	1,085	2,974

Net earnings	$2,343	$6,056

Earnings per common share (Notes A and G)
Basic	$0.13	$0.32
Diluted	$0.11	$0.28

Weighted average common and dilutive common equivalent shares outstanding (Notes A and G)
Basic	18,645	19,057
Diluted	21,216	21,383

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Nine Months Ended
	(unaudited)
	September 28, 2002	September 27, 2003

Net sales	$95,477	$140,527

Cost of sales	24,500	31,001

Gross profit	70,977	109,526

Operating expenses:
Associate incentives	36,364	55,091
Selling, general and administrative	25,714	32,072
Research and development	699	1,086

Total operating expenses	62,777	88,249

Earnings from operations	8,200	21,277

Other income (expense):
Interest income	61	83
Interest expense	(263)	(48)
Other, net	(1)	296

Total other income (expense)	(203)	331

Earnings before income taxes	7,997	21,608

Income taxes	2,799	7,628

Net earnings	$5,198	$13,980

Earnings per common share (Notes A and G)
Basic	$0.27	$0.74
Diluted	$0.25	$0.66

Weighted average common and dilutive common equivalent shares outstanding (Notes A and G)
Basic	19,064	18,923
Diluted	20,613	21,294

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 28, 2002 and September 27, 2003

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
For the Nine Months Ended September 28, 2002

Balance at December 29, 2001	19,328	$19	$2,350	$12,752	$(594)	$14,527

Comprehensive income
Net earnings	—	—	—	5,198	—	5,198
Foreign currency translation adjustment	—	—	—	—	308	308

Comprehensive income						5,506

Common stock retired	(1,054)	(1)	(328)	(2,696)	—	(3,025)

Common stock issued under stock option plan, including tax benefit of $90	104	—	196	—	—	196

Balance at September 28, 2002	18,378	$18	$2,218	$15,254	$(286)	$17,204

For the Nine Months Ended September 27, 2003

Balance at December 28, 2002	18,273	$18	$3,666	$14,520	$(111)	$18,093

Comprehensive income
Net earnings	—	—	—	13,980	—	13,980
Foreign currency translation adjustment	—	—	—	—	971	971

Comprehensive income						14,951

Common stock retired	(472)	—	(1,835)	(6,402)	—	(8,237)

Common stock issued under stock option plan, including tax benefit of $4,498	1,246	1	7,120	—	—	7,121

Balance at September 27, 2003	19,047	$19	$8,951	$22,098	$860	$31,928

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2002	September 27, 2003

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$5,198	$13,980
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,116	2,839
(Gain) loss on sale of property and equipment	8	(30)
Deferred income taxes	(850)	159
Provision for inventory valuation	1,046	1,068
Changes in operating assets and liabilities:
Inventories	(212)	(3,280)
Prepaid expenses and other assets	(292)	(1,396)
Accounts payable	361	1,591
Other current liabilities	3,508	10,738

Total adjustments	6,685	11,689

Net cash provided by operating activities	11,883	25,669

Cash flows from investing activities
Acquisition, net of cash acquired	—	(5,341)
Purchases of property and equipment	(1,341)	(2,948)
Proceeds from the sale of property and equipment	37	47

Net cash used in investing activities	(1,304)	(8,242)

Cash flows from financing activities
Net proceeds from the sale of common stock	106	2,623
Redemption of common stock	(3,025)	(8,237)
Principal payments of long-term debt	(1,500)	(6,000)
Decrease in line of credit	(2,965)	(2,913)
Payments on capital lease obligations	—	(91)

Net cash used in financing activities	(7,384)	(14,618)

Effect of exchange rate changes on cash and cash equivalents	614	840

Net increase in cash and cash equivalents	3,809	3,649

Cash and cash equivalents, beginning of period	2,465	6,686

Cash and cash equivalents, end of period	$6,274	$10,335

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$290	$65
Income taxes	2,847	1,644

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 27, 2003, and results of operations for the quarters and nine months ended September 28, 2002 and September 27, 2003.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.  The results of operations for the quarter and nine months ended September 27, 2003 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2004.

On October 14, 2003, the Company declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on October 30, 2003 to shareholders of record as of October 24, 2003.  This stock dividend will double the number of shares outstanding but will not affect the number of authorized shares of the Company or the par value of the common stock.  All existing stock option agreements provide that the number of shares of common stock and the respective exercise price covered by each outstanding option agreement be proportionately adjusted for a stock split or similar event. Outstanding common stock data in this report have been adjusted to reflect the stock split.

NOTE A – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters and nine months ended September 28, 2002 and September 27, 2003.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended		Nine Months Ended
		September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net earnings	As reported	$2,343	$6,056	$5,198	$13,980

	Pro forma	$2,149	$5,860	$4,586	$13,556

Earnings per share - basic	As reported	$0.13	$0.32	$0.27	$0.74

	Pro forma	$0.12	$0.31	$0.24	$0.72

Earnings per share - diluted	As reported	$0.11	$0.28	$0.25	$0.66

	Pro forma	$0.10	$0.27	$0.22	$0.64

Weighted average Black-Scholes fair value assumptions for options granted during the periods indicated:

	Quarter Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Expected volatility	77%	77%	71%	77%
Risk free interest rate	3.98%	3.60%	4.96%	3.67%
Expected life	10 yrs.	10 yrs.	10 yrs.	10 yrs.
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of options granted	$6.40	$28.77	$1.81	$25.04

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

NOTE B – ACQUISITIONS

Effective July 1, 2003, the Company acquired Wasatch Product Development, Inc. (WPD), a company specializing in the manufacture of skin and personal care products.  The aggregate investment was $5,341 including $5,016 in cash, $125 for professional fees directly associated with the acquisition, and $200 in income tax liabilities of the selling shareholders prior to the sale.  WPD will be operated as a subsidiary of USANA and will, to the extent possible, retain its existing business of contract manufacturing, as well as perform manufacturing and packaging of Sensé products for the Company.  The Company expects to realize future benefits from this acquisition, in the form of reduced cost of sales and enhanced quality control for its Sensé product line.

The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” and as such, the results of operations for WPD have been included in the consolidated financial statements since the effective date of acquisition.  This acquisition contributed $656 in sales and operating income of $25 for the quarter ended September 27, 2003.  The Company obtained an independent appraisal of the fair values of identified intangible assets and based on the results of the analysis, has concluded that the fair value is effectively nil.  The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized below:

At July 1, 2003
Assets acquired
Accounts receivable	$335
Inventories	537
Property and equipment	978
Goodwill	4,260

Total assets acquired	6,110

Liabilities assumed
Accounts payable	707
Other liabilities	62

Total liabilities assumed	769

Net assets acquired	$5,341

Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Goodwill will not be amortized; however, it will be tested at least annually for impairment.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 28, 2002	September 27, 2003
Raw materials	$2,488	$5,096
Work in progress	2,018	1,965
Finished goods	6,336	7,392
	10,842	14,453

Less allowance for inventory valuation	1,723	1,411

	$9,119	$13,042

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 28, 2002	September 27, 2003
Prepaid expenses	$1,157	$456
Receivables, net	150	1,112
All other	238	558

	$1,545	$2,126

NOTE E – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 28, 2002	September 27, 2003

Building	40	$8,110	$8,120
Laboratory and production equipment	5-7	4,803	6,030
Computer equipment and software	3-5	16,606	18,828
Furniture and fixtures	3-5	2,139	2,269
Automobiles	3-5	351	174
Leasehold improvements	3-5	1,344	1,995
Land improvements	15	931	931

		34,284	38,347

Less accumulated depreciation and amortization		18,618	21,604

		15,666	16,743

Land		1,773	1,773

Deposits and projects in process		966	1,075

		$18,405	$19,591

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 28, 2002	September 27, 2003
Associate incentives	$1,209	$2,319
Accrued compensation	2,781	3,368
Income taxes	1,350	2,754
Sales taxes	732	1,390
Accrued associate promotions	32	1,598
Deferred revenue	973	1,166
Provision for returns and allowances	515	627
All other	1,063	2,233
	$8,655	$15,455

Certain items within other current liabilities have been re-categorized for the year ended December 28, 2002 to conform with the current year’s presentation.

NOTE G – COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	September 28, 2002	September 27, 2003
Earnings available to common shareholders	$2,343	$6,056

Basic EPS
Shares
Common shares outstanding entire period	19,328	18,273
Weighted average common shares:
Issued during period	72	1,104
Canceled during period	(755)	(320)
Weighted average common shares outstanding during period	18,645	19,057
Earnings per common share - basic	$0.13	$0.32

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	18,645	19,057
Dilutive effect of stock options	2,571	2,326
Weighted average shares outstanding during period - diluted	21,216	21,383
Earnings per common share - diluted	$0.11	$0.28

Options to purchase 632 shares of stock were not included in the computation of EPS for the quarter ended September 28, 2002 due to their exercise price being greater than the average market price of the shares.  For the quarter ended September 27, 2003, all options to purchase shares of stock were included in the computation of EPS.

	For the Nine Months Ended
	September 28, 2002	September 27, 2003
Earnings available to common shareholders	$5,198	$13,980

Basic EPS
Shares
Common shares outstanding entire period	19,328	18,273
Weighted average common shares:
Issued during period	27	773
Canceled during period	(291)	(123)
Weighted average common shares outstanding during period	19,064	18,923
Earnings per common share - basic	$0.27	$0.74

	For the Nine Months Ended
	September 28, 2002	September 27, 2003
Diluted EPS
Shares
Weighted average shares outstanding during period - basic	19,064	18,923
Dilutive effect of stock options	1,549	2,371
Weighted average shares outstanding during period - diluted	20,613	21,294
Earnings per common share - diluted	$0.25	$0.66

Options to purchase 2,634 shares of stock were not included in the computation of EPS for the nine months ended September 28, 2002 due to their exercise price being greater than the average market price of the shares.  For the nine months ended September 27, 2003, all options to purchase shares of stock were included in the computation of EPS.

As of the fiscal year ended 2002, 790 shares of 4,000 authorized were available in the Company’s share repurchase plan. Through the nine months ended September 27, 2003, the Company expended $8.2 million to purchase an additional 472 shares under this plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

NOTE H – SEGMENT INFORMATION

The Company’s operations are distinguished by type of products produced, markets served, and method of distribution employed and are classified into two reportable business segments: Direct Selling and Contract Manufacturing.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on net sales and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense, as well as income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

Direct Selling

The Direct Selling segment comprises the Company’s principal line of business: developing, manufacturing, and distributing nutritional, personal care, and weight management products.  Products are distributed through a network marketing system using independent distributors referred to as “Associates”.  Products are also sold directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  Sales to Associates and Preferred Customers are reported for six operating geographic regions including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, and South Korea.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture and sale of premium personal care products under the brand names of its customers. Operations are located in Draper, Utah and sales are made to a limited number of customers.  We expect that manufacturing and packaging activities for the Company’s Sensé products will begin during the fourth quarter of 2003.

Sales made by the Contract Manufacturing segment to one customer accounted for 59% of segment revenues for the quarter ended September 27, 2003.  No other individual customer accounted for 10% or more of segment net revenues.

Prior to the quarter ended September 27, 2003, the Company was only engaged in a single line of business, which was developing, manufacturing, and distributing nutritional, personal care, and weight management products through a network marketing system.  As such, only one business segment was reported, which was distinguished by geography.  Due to the Company’s recent acquisition (See Note B), the basis of segmentation has been modified to reflect the change in business activities to include the addition of Contract Manufacturing.  This change does not affect the presentation of historical segment information.

The following table summarizes financial information by operating segment and geographic region for the quarters ended September 28, 2002 and September 27, 2003:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes
Quarter ended September 28, 2002:

Direct Selling

North America	$26,191	$4,930	$3,766
Australia - New Zealand	4,809	321	438
Hong Kong	2,268	—	245
Japan (1)	1,519	—	(466)

Segment Total	34,787	5,251	3,983

Contract Manufacturing (2)	N/A	N/A	N/A

Reportable Segments Total	34,787	5,251	3,983

Unallocated and Other (3)	—	(5,251)	(555)

Consolidated Total	$34,787	$—	$3,428

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes
Quarter ended September 27, 2003:

Direct Selling

North America	$34,214	$13,313	$13,360
Australia - New Zealand	8,023	762	(989)
Hong Kong	2,285	—	349
Japan (1)	1,750	—	(515)
Taiwan	3,507	—	77
South Korea	2,071	—	(430)

Segment Total	51,850	14,075	11,852

Contract Manufacturing (2)	656	—	25

Reportable Segments Total	52,506	14,075	11,877

Unallocated and Other (3)	—	(14,075)	(2,847)

Consolidated Total	$52,506	$—	$9,030

The following table summarizes financial information by operating segment and geographic region for the nine months ended September 28, 2002 and September 27, 2003:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 28, 2002:

Direct Selling

North America	$74,485	$11,470	$8,981	$21,418	$32,704
Australia - New Zealand	12,656	941	1,050	237	4,537
Hong Kong	4,753	—	228	249	1,442
Japan (1)	3,583	—	(1,907)	1,326	2,608

Segment Total	95,477	12,411	8,352	23,230	41,291

Contract Manufacturing (2)	N/A	N/A	N/A	N/A	N/A

Reportable Segments Total	95,477	12,411	8,352	23,230	41,291

Unallocated and Other (3)	—	(12,411)	(355)	(3,740)	(4,263)

Consolidated Total	$95,477	$—	$7,997	$19,490	$37,028

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 27, 2003:

Direct Selling

North America	$97,068	$26,588	$25,513	$29,079	$42,417
Australia - New Zealand	20,430	1,675	521	291	6,412
Hong Kong	6,280	—	921	187	1,915
Japan (1)	4,433	—	(2,034)	1,179	3,502
Taiwan	9,589	—	1,563	487	3,432
South Korea	2,071	—	(430)	895	3,545

Segment Total	139,871	28,263	26,054	32,118	61,223

Contract Manufacturing (2)	656	—	25	5,262	6,461

Reportable Segments Total	140,527	28,263	26,079	37,380	67,684

Unallocated and Other (3)	—	(28,263)	(4,471)	(11,187)	(14,571)

Consolidated Total	$140,527	$—	$21,608	$26,193	$53,113

(1)               Includes results from local operations in Japan.  Direct U.S. export sales to Japan are included in the North America geographic region.

(2)               Reportable business activities for the Contract Manufacturing segment commenced July 1, 2003.

(3)               “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional, personal care and weight management products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of September 27, 2003, we had approximately 87,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and the United Kingdom.  We also sell products directly to “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of September 27, 2003, we had approximately 49,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 15% of net sales for the Direct Selling segment during the nine months ended September 27, 2003.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

As discussed more fully in Segment Information Note H, beginning on page 13 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional, personal care, and weight management products through a network marketing system.  The Contract Manufacturing segment includes the manufacture and sale of premium personal care products, produced under the brand names of its customers, including sales to the Company for manufacturing and packaging its Sensé product line.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers. Various individual items within these primary product lines are also grouped and sold as combination packs.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is most important, USANA offers: Usanimals™, a great-tasting formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old, who need optimal nutrition to support the demands of growth and active teenage lifestyles.  USANA® Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex™, and OptOmega®.

The Macro Optimizers include healthy convenience foods and other related products, including powdered drink mixes and nutrition bars that were previously sold under the L·E·A·N Lifelong™ brand name.  Nutrimeal™ and Fibergy® drink mixes, SoyaMax™, and Nutrition Bar and Fibergy Bar are included in this product category.

Sensé - beautiful science®

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

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the nine months ended as of the dates indicated:

	Sales By Product Line Nine Months Ended
Product Line	September 28, 2002	September 27, 2003

USANA® Nutritionals
Essentials *	33%	33%
Optimizers	33%	29%
Macro Optimizers	8%	6%
Sensé – beautiful science®	13%	12%
Combination Packs	7%	9%
All Other	6%	11%

*                 The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials (comprised of Mega Antioxidant and Chelated Mineral), HealthPak 100™, Body Rox™, and Usanimals™

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the nine months ended September 27, 2003.

USANA® Essentials	22%
HealthPak 100™	9%
Proflavanol®	9%

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2003 will end on January 3, 2004 and is a 53-week year.  Fiscal year 2002 ended on December 28, 2002 and was a 52-week year.  Fiscal year 2004 will be a 52-week year.

Results of Operations

Quarters Ended September 28, 2002 and September 27, 2003

Net Sales.  Net sales increased 50.9% to $52.5 million for the quarter ended September 27, 2003, an increase of $17.7 million from the $34.8 million reported for the comparable quarter in 2002.  The increase was comprised of $17.0 million associated with our Direct Selling segment and $0.7 million associated with our newly acquired Contract Manufacturing segment.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal quarters ended September 28, 2002 and September 27, 2003. Direct Selling sales data for the United States region includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan.

	Sales By Segment and Region (in thousands) Quarter Ended				Change from Prior Year	Percent Change
Segment / Region	September 28, 2002		September 27, 2003

Direct Selling
United States	$18,485	53.1%	$23,444	44.7%	$4,959	26.8%
Canada	7,706	22.2%	10,770	20.5%	3,064	39.8%
Australia-New Zealand	4,809	13.8%	8,023	15.3%	3,214	66.8%
Hong Kong	2,268	6.5%	2,285	4.4%	17	0.7%
Japan	1,519	4.4%	1,750	3.3%	231	15.2%
Taiwan	—	0.0%	3,507	6.7%	3,507	N/A
South Korea	—	0.0%	2,071	3.9%	2,071	N/A
Segment Total	34,787	100.0%	51,850	98.8%	17,063	49.0%

Contract Manufacturing	—	0.0%	656	1.2%	656	N/A

Consolidated	$34,787	100.0%	$52,506	100.0%	$17,719	50.9%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 15.9% increase in the active Associate base and a 14.0% increase in the active Preferred Customer base for the third quarter of 2003 in markets that have been open longer than one year,

•                  Sales of $3.5 million from our Taiwan market that commenced operations in the fourth quarter of 2002 and sales of $2.1 million from our South Korea market that commenced operations in the third quarter of 2003, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $2.7 million.

Additionally, two other items contributed to the year-over-year third quarter increase in sales including a price increase on two key products, USANA® Essentials and HealthPak 100™ in North America and incremental product sales from our Annual International Convention held in the third quarter.

We expect net sales of approximately $57 million for the 14-week fourth quarter ended January 3, 2004.  A typical quarter for the Company consists of 13 weeks.

The following tables summarize the growth (decline) in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

Region	As of September 28, 2002		As of September 27, 2003		Change from Prior Year	Percent Change
United States	28,000	44.4%	33,000	37.9%	5,000	17.9%
Canada	16,000	25.4%	19,000	21.8%	3,000	18.8%
Australia-New Zealand	11,000	17.5%	14,000	16.1%	3,000	27.3%
Hong Kong	6,000	9.5%	4,000	4.6%	(2,000)	(33.3)%
Japan	2,000	3.2%	3,000	3.4%	1,000	50.0%
Taiwan	—	0.0%	9,000	10.3%	9,000	N/A
South Korea	—	0.0%	5,000	5.7%	5,000	N/A

Total	63,000	100.0%	87,000	100.0%	24,000	38.1%

We believe that various factors contributed to the year-over-year third quarter increase in the active Associate base, including general enthusiasm created by international expansion, ongoing communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions held to motivate Associates.

Active Preferred Customers By Region

Region	As of September 28, 2002		As of September 27, 2003		Change from Prior Year	Percent Change
United States	26,000	60.5%	30,000	61.2%	4,000	15.4%
Canada	12,000	27.9%	14,000	28.6%	2,000	16.7%
Australia-New Zealand	4,000	9.3%	4,000	8.2%	—	0.0%
Hong Kong	1,000	2.3%	1,000	2.0%	—	0.0%
Japan	**	0.0%	**	0.0%	—	N/A
Taiwan	—	0.0%	**	0.0%	—	N/A
South Korea	—	0.0%	**	0.0%	—	N/A

Total	43,000	100.0%	49,000	100.0%	6,000	14.0%

**          Active Preferred Customer count is less than 500.

Total Active Customers By Region

Region	As of September 28, 2002		As of September 27, 2003		Change from Prior Year	Percent Change
United States	54,000	50.9%	63,000	46.3%	9,000	16.7%
Canada	28,000	26.4%	33,000	24.3%	5,000	17.9%
Australia-New Zealand	15,000	14.2%	18,000	13.2%	3,000	20.0%
Hong Kong	7,000	6.6%	5,000	3.7%	(2,000)	(28.6)%
Japan	2,000	1.9%	3,000	2.2%	1,000	50.0%
Taiwan	—	0.0%	9,000	6.6%	9,000	N/A
South Korea	—	0.0%	5,000	3.7%	5,000	N/A

Total	106,000	100.0%	136,000	100.0%	30,000	28.3%

Gross Profit.  Consolidated gross profit improved to 78.4% of net sales for the quarter ended September 27, 2003 from 75.8% for the comparable quarter in 2002. Direct Selling’s gross profit improved to 79.0% of net sales for the segment from 75.8% for the comparable quarter in 2002.  Gross profit for the Contract Manufacturing segment was 26.1% of net segment sales for the quarter ended September 27, 2003.

The increase in gross profit for the Direct Selling segment can be attributed primarily to:

•                  Improved cost efficiencies generated from procurement and production activities,

•                  A change in pricing strategy to create greater incentives for our Associates that generally contributes to a higher gross profit margin, and

•                  Leverage benefits of variable costs on a rising sales base.

For the fourth quarter of 2003, we believe that the consolidated gross profit margin will approximate the level achieved during the third quarter of 2003.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percent of net sales for this segment.  Associate incentives increased to 39.2% of net segment sales for the quarter ended September 27, 2003 compared to 38.6% for the comparable quarter in 2002.  This increase can be attributed to:

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

The increase in Associate Incentive expense was partially offset by an increase in product sales generated from the sale of non-commissionable products such as sales aids and logo merchandise at our Annual International Convention held in the third quarter of 2003.

We believe that Associate incentives will be approximately 40% of consolidated net sales for the fourth quarter 2003, as a result of additional spending for special Associate promotions and incentives during the fourth quarter of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 22.7% of net sales for the quarter ended September 27, 2003 from 26.2% for the comparable quarter in 2002.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $2.8 million for the quarter ended September 27, 2003, the majority of which can be attributed to the Direct Selling segment.  The Contract Manufacturing segment added $146,000 to the absolute dollar increase in selling, general and administrative expenses.

The increase in selling, general and administrative expenses contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  Spending in our new South Korea market,

•                  Variable costs associated with the rising sales base,

•                  Increased spending on Associate related promotions, employee and management performance incentives, and insurance costs, and

•                  Higher translated U.S. dollars of foreign currency expenses, totaling approximately $220,000, as a result of a weaker U.S. dollar.

Although we believe that selling, general and administrative expenses will continue to increase in absolute terms, we are also anticipating improvements as a percentage of net sales, in the fourth quarter of 2003 as we continue to leverage our growing sales base.

Other Income (Expense). Other income (expense) changed from other expense of $141,000 in the third quarter of 2002 to other income of $525,000 in the third quarter of 2003.  This increase in net other income of $666,000 can be primarily attributed to foreign currency gains on outstanding intercompany balances, resulting from the continued weakening of the U.S. dollar.  Additionally, lower interest expense contributed to the improvement in net other income.

Income Taxes.  Income taxes totaled 32.9% of earnings before income taxes for the third quarter of 2003, compared to 31.7% during the same period in 2002.  The effective tax rate in the third quarter of 2003 was based on an estimate of a 35.3% effective tax rate for the year, which was adjusted down from the prior estimate of 37.0% at the end of second quarter 2003.  The change in the estimated year-end effective tax rate was primarily due to the implementation of strategies that will allow us to take advantage of losses in our Japan subsidiary and the availability of higher foreign tax credits than previously anticipated.

Various assumptions are used in estimating the 35.3% effective tax rate for the year. These assumptions include an estimate of the number of stock options expected to be exercised during the year and the average market price at which those options will be exercised, which also affect our assumption of the foreign tax credits that we can utilize.  The actual number of stock options exercised, average market price, and the amount of foreign tax credits we are able to utilize could differ from our estimates and may cause the year end effective tax rate to vary, perhaps materially, from our estimate.

Net Earnings.  Net earnings increased 158.5% to $6.1 million for the quarter ended September 27, 2003, an increase of $3.7 million from the $2.3 million reported for the comparable quarter in 2002.  The increase in net earnings can be attributed primarily to the following:

•                  Increased net sales,

•                  Significant improvements in our gross profit margin, and

•                  Improved operating margins achieved primarily from leverage benefits on a rising sales base.

Diluted earnings per share improved to $0.28 for the third quarter of 2003, an increase of $0.17, or 154.5%, from the $0.11 reported for the comparable quarter in 2002.

Nine Months Ended September 28, 2002 and September 27, 2003

Net Sales.  Net sales increased 47.2% to $140.5 million for the nine months ended September 27, 2003, an increase of $45.0 million from the $95.5 million reported for the comparable period in 2002.  The increase primarily consisted of $44.4 million attributable to Direct Selling. The Contract Manufacturing segment acquired at the beginning of the third quarter also contributed $0.7 million to the increase.

The following table summarizes the growth in net sales by segment and geographic region for the nine months ended September 28, 2002 and September 27, 2003.  Direct Selling sales data for the United States region includes products shipped directly from the U.S. headquarters to customers in the United Kingdom and Japan.

	Sales By Segment and Region (in thousands) Nine Months Ended				Change from Prior Year	Percent Change
Segment / Region	September 28, 2002		September 27, 2003

Direct Selling
United States	$51,388	53.8%	$65,317	46.5%	$13,929	27.1%
Canada	23,097	24.2%	31,751	22.6%	8,654	37.5%
Australia-New Zealand	12,656	13.3%	20,430	14.5%	7,774	61.4%
Hong Kong	4,753	5.0%	6,280	4.5%	1,527	32.1%
Japan	3,583	3.8%	4,433	3.2%	850	23.7%
Taiwan	—	0.0%	9,589	6.8%	9,589	N/A
South Korea	—	0.0%	2,071	1.5%	2,071	N/A
Segment Total	95,477	100.0%	139,871	99.5%	44,394	46.5%

Contract Manufacturing	—	0.0%	656	0.5%	656	N/A

Consolidated	$95,477	100.0%	$140,527	100.0%	$45,050	47.2%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  An increase in the active customer base in markets open longer than one year,

•                  Sales of $9.6 million from our Taiwan market that commenced operations in the fourth quarter of 2002 and sales of $2.1 million from our South Korea market that commenced operations in the third quarter of 2003, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $6.5 million.

Additionally, two other items contributed to the year-over-year nine month increase in sales including a price increase on two key products, USANA® Essentials and HealthPak 100™ in North America and incremental product sales from our Annual International Convention held in the third quarter.

Gross Profit.  Consolidated gross profit improved to 77.9% of net sales for the nine months ended September 27, 2003 from 74.3% for the comparable period in 2002. Direct Selling’s gross profit increased to 78.2% of net sales for the segment from 74.3% for the comparable period in 2002.  Gross profit for the newly acquired Contract Manufacturing segment was 26.1% for the nine months ended September 27, 2003.

Primary reasons for improved gross profit margins for the Direct Selling segment are the same as those for the third quarter of 2003 and are discussed on page 19 in the quarterly “Results of Operations” section.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percent of net sales for the segment.  Associate incentives increased to 39.2% of net segment sales for the nine months ended September 27, 2003 compared to 38.1% for the comparable period in 2002.  Reasons for the increase are the same as those for the third quarter of 2003 and are discussed on page 20 in the quarterly “Results of Operations” section.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 22.8% of net sales for the nine months ended September 27, 2003 from 26.9% for the comparable period in 2002.  The decrease, as a percentage of net sales, can be primarily attributed to increased sales.

In absolute terms, selling, general and administrative expenses increased by $6.4 million for the nine months ended September 27, 2003, the majority of which can be attributed to the Direct Selling segment.  The new acquisition of the Contract Manufacturing segment added $146,000 to the absolute dollar increase in selling, general and administrative expenses.

The increase in selling, general and administrative expenses contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  Variable costs associated with the rising sales base,

•                  Increased spending for our new markets of Taiwan and South Korea of approximately $731,000 and $1.3 million, respectively,

•                  Increased spending on Associate related promotions, employee and management performance incentives, and insurance costs, and

•                  Higher translated U.S. dollars of foreign currency expenses, totaling approximately $700,000, as a result of a weaker U.S. dollar.

Selling, general and administrative expense in the nine-month period of 2002 included one-time costs totaling $0.4 million associated with the proposed sale of assets transaction, which was abandoned by the Company.

Other Income (Expense).  Other income (expense) changed from other expense of $203,000 for the first nine months of 2002 to other income of $331,000 for the comparable period in 2003.  This increase in net other income of $534,000 can be primarily attributed to foreign currency gains on outstanding intercompany balances, resulting from the continued weakening of the U.S. dollar.  Additionally, lower interest expense contributed to the improvement in net other income.

Net Earnings.  Net earnings increased 168.9% to $14.0 million for the nine months ended September 27, 2003, an increase of $8.8 million from the $5.2 million reported for the comparable period in 2002.  The increase in net earnings can primarily be attributed to the following:

•                  Increased net sales,

•                  Significant improvements in our gross profit margin, and

•                  Improved operating margins achieved primarily from leverage benefits on a rising sales base.

Diluted earnings per share improved to $0.66 for the first nine months of 2003, an increase of $0.41, or 164.0%, from the $0.25 reported for the comparable period in 2002.

Liquidity and Capital Resources

We have historically financed growth with cash flows from operations.  In the first nine months of 2003, net cash flows from operating activities totaled $25.7 million, compared to $11.9 million for the same period in 2002.  Cash and cash equivalents increased to $10.3 million at September 27, 2003 from $6.7 million at December 28, 2002.

On September 27, 2003, we had net working capital of $6.4 million, compared to net working capital of $1.2 million at December 28, 2002.  The improvement in net working capital was primarily the result of higher sales and improved operating margins.

As of September 27, 2003, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding.  The credit facilities contain restrictive covenants requiring that we maintain certain financial ratios.  As of September 27, 2003, we were in compliance with these covenants.

Net cash used in investing activities increased from $1.3 million to $8.3 million for the first nine months of 2003.  The increase primarily consisted of $5.3 million associated with our recent acquisition of Wasatch Product Development, Inc. and $2.9 million related to purchases of property plant and equipment.

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

Recent Developments

On October 14, 2003, the Company’s Board of Directors approved a two-for-one split of common stock in the form of a stock dividend that was distributed on October 30, 2003, to shareholders of record as of October 24, 2003.  See Item 5 “Other Information.”

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

•                  Intellectual property risks particularly applicable to our business, and

•                  Product liability claims and other manufacturing activity risks.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our foreign operations.  During the first nine months of fiscal year 2003, approximately 53% of our net sales were provided from sales to markets outside the United States.   Net sales, earnings from operations and net earnings are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Sales outside the United States represented 46.2% and 53.1% of net sales for the nine months ended September 28, 2002 and September 27, 2003, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and may periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 27, 2003 and during the nine months then ended, we had no hedging instruments in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, Hong Kong Dollar, Japanese Yen, British Pound, Euro, New Taiwan Dollar, or Korean Won, to which, in aggregate, we had significant exposure.

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

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Canadian Dollar	1.56	1.38	1.57	1.43
Australian Dollar	1.83	1.52	1.86	1.59
New Zealand Dollar	2.12	1.71	2.21	1.76
Hong Kong Dollar	7.80	7.80	7.80	7.80
Japanese Yen	119.25	117.65	126.19	118.36
New Taiwan Dollar	**	34.25	**	34.51
Korean Won *	**	1,178.00	**	1,178.00

*                 The nine-month 2003 Korean Won exchange rate represents the average for the first three months of South Korea operations that commenced in the third quarter of 2003.

**          Market was not in operation during period indicated.

Interest Rate Risks.  As of September 27, 2003, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

Item 4.           CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 5.           OTHER INFORMATION

On October 14, 2003, the Company’s Board of Directors approved a two-for-one split of common stock in the form of a stock dividend.  The stock dividend was distributed on October 30, 2003 to shareholders of record as of October 24, 2003.  The dividend distribution will double the number of shares outstanding; however, it will not affect the number of authorized shares of the Company or the par value of the common stock.  The announcement regarding the two-for-one stock split was included in a Current Report on Form 8-K, filed by the Company on October 16, 2003.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.4	Amended Credit Agreement dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.5	Amended Credit Agreement dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.6	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.7	Second Amendment to Credit Agreement dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

10.8	Third Amendment to Credit Agreement dated December 27, 2002 [Incorporated by reference to Report on Form 10-K, filed March 27, 2003]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On July 15, 2003, a Form 8-K was filed to announce the acquisition of all issued and outstanding stock of Wasatch Product Development, Inc.

On July 17, 2003, a Form 8-K was filed to disclose official financial results for the second quarter 2003.

On September 12, 2003, a Form 8-K was filed to announce our plans to open operations in Singapore during the fourth quarter of fiscal year 2003.

On September 23, 2003, a Form 8-K was filed to update earnings estimates for the third quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	November 6, 2003	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)