Form 10-K
period 2004-01-03
USANA HEALTH SCIENCES INC
filed 2004-03-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2003 was approximately $218,470,525.

The number of shares outstanding of the registrant’s common stock as of February 27, 2004 was 19,276,474.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the April 21, 2004 Annual Shareholders Meeting.

On October 14, 2003, the registrant declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on October 30, 2003 to shareholders of record as of October 24, 2003.  Outstanding common stock data in this report have been adjusted to reflect the stock split.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended January 3, 2004

INDEX

Part I

PART I

Item 1.  Business

General

USANA Health Sciences, Inc. (“USANA” or the “Company”) is a Utah corporation that develops and manufactures high-quality nutritional and personal care products.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of January 3, 2004, we had approximately 88,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and the United Kingdom.  We also sell products directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  As of January 3, 2004, we had approximately 51,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 15% of net sales during fiscal year 2003, which ended January 3, 2004.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120.  Our telephone number is (801) 954-7100.  We maintain a World Wide Web site at www.usanahealthsciences.com. The information on our Web site should not be considered part of this report on Form 10-K.

Core Business

Founded in 1992 by Myron W. Wentz, Ph.D., we are committed to continuous product innovation and sound scientific research.  Our primary product lines consist of USANA® Nutritionals, a line of the highest quality supplements and food products, and Sensé – beautiful science®(Sensé), our line of skin and personal care products.  The USANA® Nutritionals product line accounted for approximately 69% of product sales in 2003.  Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 22% and 9%, respectively, of product sales in 2003.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™, which represented an additional 9% of product sales in 2003.  The Sensé product line accounted for approximately 12% of product sales in 2003.  The remainder of our total sales in 2003 consisted of sales from combination packs containing various products from our two major product lines and sales aids that assist our Associates in building their business and selling products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.

We distribute our products through network marketing.  Our network marketing distribution system involves the sale of products directly to independent distributors (Associates) and consumers (Preferred Customers).  Our Associates purchase product not only for their own consumption, but are encouraged to build and manage their own sales force by recruiting, managing and training others to sell our products.  Associates are compensated for their own sales and a percentage of the sales (purchases) of their business group (downline).  We believe that network marketing is an effective way to distribute our products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels.  Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their other income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment.  We consider our rewarding compensation plan and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

Net sales reported for each operating region are determined by the location from which product shipments originate.  North America is our primary market; however, our other markets have continued to grow as a proportion of net sales in recent years. Sales in North America accounted for 67.6% of net sales in 2003.  Our key markets outside North America contributed to consolidated net sales in 2003 as follows:

• Australia-New Zealand	14.8%
• Hong Kong	4.4%
• Japan	3.3%
• Taiwan	6.8%
• South Korea	1.8%
• Singapore	0.5%

We entered two new markets during 2003.  Operations commenced in South Korea and Singapore in July and November 2003, respectively.  The South Korea market generated $3.5 million in sales for the third and fourth quarters of 2003 combined, and the Singapore market generated $0.9 million in sales for the fourth quarter of fiscal 2003.

On July 9, 2003, we completed the acquisition of Wasatch Product Development, Inc. (WPD), a company specializing in the manufacture of skin and personal care products for $5.3 million.  This acquisition contributed $1.8 million or 0.8% of consolidated net sales and $95,000 of earnings from operations for the year ended January 3, 2004.

On October 14, 2003, our Board of Directors approved a two-for-one split of common stock in the form of a stock dividend that was distributed on October 30, 2003, to shareholders of record as of October 24, 2003.

Recent Developments

In February 2004, the Company opened offices in Mexico in preparation for the launch of operations in that market.  The Company began selling personal care products in Mexico on March 1, 2004.  According to the World Federation of Direct Selling Associations, Mexico is the fourth largest market for direct selling in the world.

Also, in February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC, a Utah limited liability company (“FMG”), for $2.1 million in cash, through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG.  FMG produces video and audio promotional and training materials for large companies and sales organizations, including the Company.  The former employees of FMG, including its founders and primary creative directors, will continue to operate the business now owned by USANA.  The Company expects to realize future benefits from this acquisition primarily through the motivation and training of its independent Associates.

Business Segments

Our operations consist of two reportable business segments, Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  Operations within this segment are further distinguished by geography and include regions in North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.  Prior to the acquisition of WPD in 2003, we were principally engaged in operating activities related to the Direct Selling segment and therefore had only one reportable business segment, which was distinguished by geographic region.  Now, however, due to the acquisition of WPD, we have added Contract Manufacturing as a new business segment.  Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line.  Segment information for each of the last three fiscal years is included in Note K of the audited consolidated financial statements included in this report.

Industry Overview

The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body’s health and general well being.  The four major product categories within the nutrition industry are as follows:

•                  Nutritional Supplements – products, such as vitamins and minerals, sports performance enhancers, meal replacements, dietary supplements, herbs and botanicals, and compounds derived from these substances,

•                  Natural and Organic Foods – products, such as cereals, milk, non-dairy beverages, and frozen entrees,

•                  Functional Foods – products with added ingredients or fortification specifically for health or performance purposes, and

•                  Natural Personal Care – products combining nutrition with skin care.

In their August/September 2002 issue, the Nutrition Business Journal (“NBJ”) reported global sales in the nutrition industry of $150 billion in 2001 and forecasted 6 – 8% growth from 2002 - 2007.  NBJ also reported, in their May/June 2003 issue that U.S. nutrition industry sales were $58 billion in 2002.  According to NBJ, of the $58 billion, nutritional supplements contributed $18.7 billion, natural personal care $4.5 billion, functional foods $20.5 billion, and natural and organic foods $14.3 billion.

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

•                  Product introductions in response to new scientific findings.

Nutritional products are distributed through six major sales channels.  Each channel has changed in recent years, primarily due to advances in technology and communications that have resulted in improved product distribution and faster dissemination of information.  The major sales channels are as follows:

•                  Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores,

•                  Natural health food retailers,

•                  Network marketing,

•                  Mail order,

•                  Healthcare professionals and practitioners, and

•                  The Internet.

We distribute our products through the network marketing sales channel.  According to the World Federation of Direct Selling Associations, the network marketing industry generates $85.5 billion annually in worldwide sales with nearly 47.1 million independent distributors.  The United States remains the largest market for direct sales with $28.7 billion annually and over 13 million independent distributors. We believe that we are well positioned to capitalize on growth trends in direct sales as both a developer and manufacturer of nutritional supplements utilizing our network marketing distribution system.

Operating Strengths

Our principal objective is to be a leading developer, manufacturer, and distributor of science-based nutritional health and skin care products.  Our strategy to achieve this objective is to capitalize on our operating strengths, which include our development and sale of science-based products, our strong research and development capability, our in-house manufacturing capacity, an attractive compensation plan for Associates, and our experienced management team.

Science-based Products. We have developed a line of high-quality health products based upon a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research.  We believe that the identification and delivery of essential vitamins, minerals, and other micro-nutrients, as well as macro-nutrients, will help individuals achieve and maintain long-term health.

Strong Research and Development. Dr. Wentz directs our research and development effort, supported by a team of 21 scientists and researchers, including five scientists holding Ph.D. degrees.  In our research and development laboratories, our scientists and researchers:

•                  Investigate in vitro and in vivo activity of new natural extracts and formulated products,

•                  Identify and research combinations of nutrients that may be candidates for new products,

•                  Study the metabolic activity of existing and newly identified nutritional supplements,

•                  Enhance existing products, as new discoveries in nutrition are made, and

•                  Formulate products to meet regulatory requirements of international markets.

In addition, we continue to perform double-blind, placebo-controlled clinical studies intended to further evaluate the efficacy of our products.

In-house Manufacturing.  During 2003, we manufactured products that accounted for approximately 71% of product sales in our Direct Selling segment.  We believe that our ability to manufacture our own products is a significant competitive advantage for the following reasons:

•                  We can better control the quality of raw materials and the purity and potency of finished products,

•                  We can more reliably monitor the manufacturing process to reduce the risk of product contamination, and

•                  We believe we can better manage the underlying costs associated with manufacturing nutritional supplements.

Attractive Associate Compensation Plan and Benefits. We are committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute our sales force.  We believe the USANA Associate compensation plan is one of the most financially rewarding in the network marketing industry.  Associate incentives totaled approximately $79 million or 39.7% of net sales for the Direct Selling segment in 2003.  We pay Associate incentives weekly.  The USANA compensation plan is a global, seamless plan, meaning that Associates can recruit and be compensated each week for their business success in any market in which we conduct business.  To support our Associates, we sponsor events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the USANA management team.

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

Growth Strategy

We seek to grow our business by pursuing the following strategies:

Attract and Retain Associates and Preferred Customers. We recognize the need to continue to attract and retain Associates.  Over the last several years we have emphasized the partnership between the USANA management team and our Associates.  By focusing on improving communications and interactions with our top Associate leaders (IDC -Independent Distributor Council), we have been able to create an atmosphere of teamwork and cooperation.  This focus has resulted in the Associate leadership taking a more active role in hosting the majority of training and opportunity meetings.  For example, each week in multiple locations, hundreds of Associate leaders are now hosting “Health & Freedom Thursdays” aimed at presenting the business opportunity to potential Associates and providing additional training and resources for existing Associates.  This increase in activity and involvement is assuring us that thousands are hearing about USANA each month, with meeting attendance numbers continuing to rise.  We have also continued to improve the quality and effectiveness of our sales tools that deliver our message.  These efforts aimed at attracting and retaining Associates contributed to a substantial increase in Associate enrollments in 2003.  As we endeavor to attract and retain Associates during 2004, we intend to target the Associate leadership base for growth in both existing and new markets, enhance our infrastructure to promote customer service levels, improve reward and recognition for our Associates, and develop more interactive online training for our Associates.

Enter New Markets. We believe that, in addition to the North American market, significant growth opportunities continue to exist in international markets.  We began operations in South Korea and Singapore in July and November 2003, respectively, and launched operations in Mexico during March of 2004.  New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on the products or network marketing system.  We have begun to register certain products with regulatory and government agencies in preparation for further international expansion.  Wherever possible, we expect to seamlessly integrate the Associate compensation plan in each market to allow Associates to receive commissions for global - not merely local - product sales.  The seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders.  Associates are not required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets.  We believe this seamless compensation plan can significantly enhance our ability to expand internationally and we intend, where permitted, to integrate future markets into this seamless plan.

Introduce New Products. Using our research and development capabilities, we introduce innovative products and continuously enhance existing products.  Among the products introduced during 2003 were improved formulations for our children’s Usanimals™ and Body Rox™ for teens and a new Wild Berry Nutrition Bar.  Our practice is to introduce new products throughout the year, primarily at company-sponsored events.

Pursue Strategic Acquisitions. We believe that attractive acquisition opportunities may arise in the future.  We intend to pursue strategic acquisition opportunities that would grow our customer base, expand product lines, enhance manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.  For example, in 2003, we completed the acquisition of WPD as part of a vertical integration strategy.

Products

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.  Prior to the third quarter of 2003, the USANA® Nutritionals product line was comprised of the Essentials and Optimizers product categories.  At our Annual International Convention in September 2003, we announced that the L·E·A·N Lifelong™ brand name would be discontinued and that the weight management products associated with this brand were to be sold under the new Macro Optimizers classification within the USANA® Nutritionals product line.  This transition was made to simplify the overall product story, which our Associates share with prospects. The change includes a shift away from a low-fat/weight loss positioning to a focus on low-glycemic carbohydrates, soy protein and dietary fiber, as well as the specific health benefits associated with these ingredients.  Various individual items within our primary product lines are also grouped and sold as combination packs.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is most important, USANA offers: Usanimals™, a great-tasting formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old, and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  USANA® Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, and OptOmega®.

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

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products.  These resource materials or sales aids include product brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to Associates. We also write and develop our own materials for audio and videotapes, which are produced by third parties.  New Associates are required to purchase a starter kit containing USANA training materials that assist Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales aids or starter kits.

The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line.

We continually evaluate the profitability of each of our products and discontinue those products that do not meaningfully contribute to our profitability.  Historically, the elimination of certain products has not had a significant negative impact on our overall profitability.

The following table summarizes the approximate percentage of total product sales for the Direct Selling segment contributed by major product line for the last three fiscal years:

	Sales By Product Line Year Ended
Product Line	2001	2002	2003
USANA® Nutritionals
Essentials *	32%	33%	34%
Optimizers	35%	33%	29%
Macro Optimizers	9%	8%	6%
Sensé – beautiful science®	13%	13%	12%
Combination Packs	5%	7%	11%
All Other	6%	6%	8%

*   The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the fiscal year ended January 3, 2004.

USANA® Essentials	22%
HealthPak 100™	9%
Proflavanol®	9%

Research and Development

We are committed to continuous product innovation and improvement through sound scientific research.  The mission of the research and development team is to develop, for all age groups, advanced health products that reduce the risk of chronic degenerative disease and promote long-term health.  These research efforts are enhanced using a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research.  We periodically consult with a panel of physicians who provide advice on product development.  In fiscal years 2001, 2002, and 2003, we expended $1.1 million, $1.0 million, and $1.4 million, respectively, on company-sponsored research and development activities.  We intend to continue to dedicate resources at similar levels for the research and development of new products and the reformulation of existing products.

We maintain a research and development program based upon established scientific research methodologies.  The modern research facilities located at our Salt Lake City headquarters are equipped to conduct analytical testing of raw ingredients, raw material extraction research, in vitro and in vivo testing, and human bioavailability studies.  In-house and third-party clinical studies are conducted on select products to further characterize benefits.  With the acquisition of our own skin care manufacturing facility in 2003, our research and development expertise has expanded to include formulation development and quality control analysis of skin and personal care products.

Manufacturing and Quality Assurance

All tablet manufacturing was conducted at our Salt Lake City, Utah, manufacturing facility.  The production process for tablet-based products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, forming the mixtures into tablets, coating and sorting the tablets, analyzing tablet quality, packaging finished products, and analyzing finished product quality.

Our tablet manufacturing process uses automatic and semi-automatic equipment.  We conduct sample testing of raw materials and finished products for purity, potency, and composition conforming to strict specifications. Constructed in 1996, the tablet production facility is registered with the U.S. Food and Drug Administration (“FDA”) and Health Canada and has been inspected and certified by the Australian Therapeutic Goods Administration (“TGA”).  In the United States, the manufacture of nutritional supplements and related products requires compliance with food-level Good Manufacturing Practice regulations (“GMP’s”) of the FDA.  We believe that our processes comply with the FDA’s more demanding drug-level GMP’s.  The certification by the TGA also denotes compliance with that agency’s drug-level GMP’s.

In addition to tablet manufacturing, as a result of the acquisition of WPD we now manufacture premium personal care products, including products for third parties on a contract basis.  Prior to the acquisition of WPD, all personal care products associated with our Sensé product line were supplied by third-party manufacturers.  Manufacturing activities for our Sensé products are currently transitioning to the WPD facility in Draper, Utah.  In-house production of our Sensé products commenced during the fourth quarter 2003.  The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality.

WPD’s manufacturing operation is registered with the FDA as a pharmaceutical facility, consistent with a facility that manufactures over-the-counter personal care products.  The WPD facility has standard kettles and technology for producing batches of personal care items and semi-automatic packaging equipment for packaging the end product.  The facility employs qualified staff to develop, implement and maintain a quality system that we believe is consistent with requirements under drug-level GMP’s.

We contract with third-party manufacturers and vendors for the production of some of our products.  These third-party vendors and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team.  Products currently supplied through third parties include gelatin-capsuled supplements, powdered drink mixes, and nutrition food bars.

We conduct quality control processes in two in-house laboratories located in Salt Lake City, Utah.  In the microbiology laboratory, our analysts test for biological contamination of raw materials and finished goods.  In the analytical chemistry laboratory, analysts test for chemical contamination and accurate active ingredient levels of raw materials and finished products.  Both laboratories conduct stability tests on finished products to determine product shelf life.  Our laboratory staff also performs chemical assays on vitamin and mineral constituents under United States Pharmacopoeia methods and other internally validated methods.  In addition to the quality control and clinical laboratories, our headquarters facility also houses a laboratory designated for research and development.

Most of the raw ingredients used in the manufacture of our products, for both the Direct Selling and Contract Manufacturing segments, are available from a number of suppliers.  We have not generally experienced difficulty in obtaining necessary quantities of raw ingredients.  When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials, as needed, and believe we will be able to do so in the future, if the need arises.

Like many nutritional supplement companies that manufacture products containing Coenzyme Q10 (CoQ10), we have recently experienced a shortage in supply of this key raw material component.  As awareness of the benefits derived from CoQ10 has increased, the products offered by nutritional supplement manufacturers containing this raw ingredient have been on the rise.  Due to the sharp increase in demand for CoQ10, a temporary shortage in supply of this enzyme has been experienced while suppliers re-tool their manufacturing facilities to increase production capacity in order to meet the growing demand.  USANA nutritional products that are affected by this raw material shortage include CoQuinone® 30 and Mega Antioxidant, which is also included in the USANA® Essentials and HealthPak 100™.   We believe our current supply of CoQ10 on hand is sufficient to meet both outstanding orders and forecasted production requirements for the near term. We also believe this shortage will be a short-term phenomenon and expect that the supply will return to normal levels around mid-year 2004.  We have identified multiple sources to supply this raw ingredient to USANA and are confident that we can obtain the necessary quantities; however, it is likely that any quantities of CoQ10 acquired during this shortage will be purchased at higher prices, which would negatively impact gross margins for those products affected.

Our Salt Lake City, Utah manufacturing facility currently produces an average of 40 million tablets a month, using approximately 35% of capacity (assuming two eight-hour shifts per day, five days per week).  Our packaging equipment fills an average of 550,000 bottles, assembles 90,000 Essentials and packages 22,000 HealthPak 100 combinations each month.  Assuming two eight-hour shifts per day, five days per week, we use approximately 43% of our overall packaging capacity.

WPD currently produces an average of 3.5 million filled containers per annum, using approximately 50% of capacity (assuming two ten-hour shifts per day, six days per week).  The packaging facility is currently at 40% capacity (assuming two ten-hour shifts per day, six days per week).

Distribution and Marketing

We distribute products through a network marketing system and sell directly to Preferred Customers.  Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers.  The emergence of readily available means of mass communication, such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing, and the Internet, have contributed to the rapid growth of network marketing.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels.

A person who wishes to sell USANA products must join our independent sales force as an Associate.  A person becomes an Associate by completing an application under the sponsorship of an existing Associate.  The new Associate then becomes part of the sponsoring Associate’s downline sales organization.  New Associates must sign a written contract and agree to adhere to the USANA policies and procedures.  New Associates are also required to purchase a starter kit that includes a detailed manual, including the policies and procedures.  Starter kits are sold at our cost for a purchase price of approximately $49.  We also recently began offering starter kits in an electronic format at a lower price, which are also sold at our cost.

Subject to payment of an annual renewal fee, Associates may continue to distribute products until they voluntarily withdraw or are terminated.  Initial training of Associates about the products, the compensation plan, network marketing, and USANA is provided primarily by an Associate’s sponsor and others in their sales organization.  In addition, we develop and sell training materials and sales aids to assist Associates in building their business.  We also periodically sponsor and conduct regional, national, and international Associate events and intensive leadership training seminars.  Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities.  Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities.  Our policies and procedures also restrict Associates’ advertising and representations or claims concerning USANA products or the compensation plan.

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

Associates can earn compensation primarily in three ways:

•                  Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices,

•                  Generating sales volume points based on their sales activity and the sales activity of their downline sales organization, and

•                  Participating in a leadership bonus pool based on certain performance requirements.

We also offer our Associates the opportunity to earn additional compensation through Company-sponsored promotions and contests.  Most of our products are assigned sales volume points.  Commission payments to Associates are based on total personal and downline sales volume points, with commissions paid weekly.  As an Associate successfully expands his or her downline sales organization and as those in the downline also successfully expand, the Associate can receive higher commissions.

We endeavor to seamlessly integrate this Associate compensation plan across all markets, in which USANA products are sold, allowing Associates to receive commissions for global - not merely local - product sales.  This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders.  Associates may expand their downline organizations into new markets without establishing new downlines or requalifying for higher levels of compensation in the newly opened markets. We believe this seamless compensation plan significantly enhances our ability to expand internationally and we intend, where permitted, to continue to integrate new markets into this plan.

Most Associates sell the products on a part-time basis and consume the products personally.  The sponsoring of new Associates results in creation of multiple levels within our network marketing structure.  Sponsored Associates are referred to as the “downline” of the sponsoring Associate.  Downline Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same downline as the original sponsoring Associate.  Associates interested in earning additional income who successfully expand their business network or downline can qualify for higher levels of compensation, as well as leadership bonuses, by attaining certain sales volume levels and demonstrating leadership abilities. Sponsoring new Associates is not required of Associates and we do not pay commissions based on recruiting or sponsorship activity.

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

All returned product within the first 30 days following purchase is refunded at 100% of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  During fiscal years 2001, 2002, and 2003, returns as a percentage of net sales were 1.4%, 1.7%, and 2.4%, respectively.

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

Sales made by the Contract Manufacturing segment to one customer accounted for 51% or, approximately $993,000, of segment revenues for the fiscal year 2003.  No other individual customer accounted for 10% or more of segment net revenues during the same time period.

Compliance by Associates

From time to time Associates fail to adhere to the USANA policies and procedures, including those governing the marketing of our products or making representations regarding the compensation plan.  We systematically review reports of alleged Associate misbehavior.  Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.  If we determine that an Associate has violated any of the USANA policies and procedures, we may take a number of disciplinary actions.  For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions, such as warnings, fines, or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance department also routinely reviews Associate activities.

Information Technology

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success.  To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an Enterprise Resource Planning (ERP) system that was implemented in April 2003 to manage inventory, production planning, fulfillment, and financial information.  The new ERP system has complemented our existing, customized, order-entry system and has enhanced the management of our core business processes.  Our information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

Product Regulation. Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products.  In the United States, advertisement of our products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act and, where such advertising is considered to be product labeling by the FDA.  The FDA regulates products under the Food, Drug, and Cosmetic Act (“FD&C”) and regulations promulgated under that act.  USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency.  The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which they are distributed. For example, in Australia we are subject to the Therapeutic Goods Administration and in Japan to the Ministry of Health, Labor and Welfare.

Our largest product group in terms of sales includes products that are regulated as dietary supplements under the FD&C.  Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).  We believe DSHEA provides a favorable regulatory climate to the dietary supplement industry.  Some of our drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).  The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods.  Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date if labeling requirements change.

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

The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999.  All companies in the dietary supplement industry were required to comply with these new regulations. We updated our product labels in 1997 in response to these new regulations.  On March 13, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements.  These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s.  We believe that we currently manufacture our dietary supplement products according to the standards of the FDA’s pharmaceutical-level GMP’s.  However, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law, if new GMP’s are adopted.

Other products we market include cosmetics and products deemed to be over-the-counter (“OTC”) drugs.  In general, our cosmetic products are not subject to pre-market approval by the FDA.  However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions.  Cosmetics also are subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act.  Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as our sunscreens, are regulated as drugs.  OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing.  Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product.  If the rule becomes final, we would have to stop marketing the product as currently formulated.  Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMP’s, labeling, and the FDCA’s misbranding and adulteration provisions.

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

The events of September 11, 2001 highlighted the need to enhance the security of the U.S. food supply.  Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (“Bioterrorism Act”).  We expect that several provisions of the Bioterrorism Act will place additional regulatory compliance issues upon us.  For example, one provision in the Bioterrorism Act requires the Secretary of Health and Human Services to develop regulations that mandate domestic and foreign facilities that manufacture, process, pack, or hold food for human or animal consumption in the United States to register with the FDA.  On November 24, 2003, we fulfilled this requirement by registering with the FDA.  Another provision of the Bioterrorism Act mandates that the FDA receive prior notification of all food importation.  Our OptOmega product is packaged outside of the United States and imported into the United States and therefore we are required to comply with this notification requirement.

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

Recently, there has been a worldwide growing concern pertaining to the Bovine Spongiform Encephalopathy (BSE) pathogen or “Mad Cow Disease”.  Asian countries in general are exercising caution regarding imports that contain bovine animal products that may be potentially contaminated with the BSE pathogen and linked to the “Mad Cow Disease” concern.  In the nutritional supplement industry, products containing gelatin capsules, which are generally derived from bovine animal product sources are the main concern.  The Japanese government, specifically, has requested that we provide information to them regarding our source of gelatin that is used to manufacture gelatin-capsuled products and, as of the first week of fiscal year 2004, are holding all shipments with products containing gelatin until an investigation is conducted.  We are providing the requested information through our Japan office that demonstrates that our gelatin source is not derived from U.S. bovine sources linked to cows, but rather originates from bovine sources in India associated with the water buffalo and, therefore, none of our products are affected by the BSE pathogen.  While none of our products are affected by the BSE pathogen, we are currently evaluating other sources of gelatin, including porcine animal products derived from pigs.  The current restriction in Japan only applies to importing - not selling - products containing gelatin, and we believe that we have sufficient inventories in our Japanese warehouse to cover current and future demand for the near term.  We further expect this regulatory issue to be resolved quickly and anticipate no significant lost sales due to the temporary hold on shipments.

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

Transfer Pricing Regulation. We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers. These agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of Associate incentives.  If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected.  We believe that we operate in compliance with all applicable transfer pricing laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which may require changes in our operating procedures.

Competition

The business of developing and distributing nutritional and personal care products, such as those we sell and distribute is highly competitive.  Numerous manufacturers, distributors, and retailers compete for consumers and, in the case of other network marketing companies, for distributors.  We compete directly with other entities that develop, manufacture, market, and distribute products in each of our product lines.  We compete with these entities by emphasizing the underlying science, value, and high quality of our products, as well as the convenience and financial benefits afforded by our network marketing system and compensation plan.  However, many of our competitors are substantially larger and have greater financial resources and broader name recognition.  Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

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

Similar factors are also characteristic of products comprising our other product lines.  There can be no assurance that we will be able to effectively compete in this intensely competitive environment.  In addition, nutritional and personal care products can be purchased in a wide variety of channels of distribution, including retail stores.  Our product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors and are often premium priced.  As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

We also compete with other network marketing organizations for the time, attention, and commitment of new and current Associates.  Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates.  We believe that we offer a rewarding Associate compensation plan and attractive Associate benefits and services.  To the extent practicable, our Associate compensation plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements.  We also pay Associate incentives weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions.  However, there can be no assurance that our programs for recruiting and retaining Associates will be successful.  The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.  Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide.  Leading competitors in the nutritional network marketing and nutritional product industry include Nu Skin Enterprises, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., Herbalife, Inc., NBTY, and Weider Nutrition.  We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for Associates.  There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

Trademarks. We have developed and we use registered trademarks in our business, particularly relating to the corporate and product names.  We own 12 trademarks registered with the United States Patent and Trademark Office.  We also have one pending application to register a trademark in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations, and we intend to register additional trademarks, in foreign countries where USANA products are or may be sold in the future.  Protection afforded to registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

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

Patents.  During 2002, we were issued two patents, which will continue in force for 17 years from the date of issue.  These patents are process patents and relate to the method of extracting an antioxidant from olives and the waste products of olive oil production.  In 2003, we entered into a licensing agreement with a vendor to make olive extract using our patented process.  Currently, it is very difficult to determine the exact future benefit of these patents.  However, we believe that the patents have the potential for significant revenue in the future through new product development and royalties from licensing.

Products within the Contract Manufacturing segment are developed on behalf of customers and are labeled under customer brand names.  We currently do not possess intellectual property claims for this segment.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action.  Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights.  Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Seasonality

We believe that the impact of seasonality on results of operations is not material for either the Direct Selling or Contract Manufacturing segments.

Backlog

Products sold within the Direct Selling segment are typically shipped within 72 hours after the receipt of the order.  As of February 27, 2004, there was no significant backlog.  The backlog of orders for the Contract Manufacturing segment amounted to approximately $1.5 million as of February 27, 2004.

Working Capital Practices

We maintain sufficient amounts of inventory in stock for our Direct Selling segment in order to provide a high level of service to Associates and Preferred Customers.  Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor.  Our Contract Manufacturing segment maintains adequate amounts of commodity inventory (that which can be used for various customers) and minimal quantities of specialty inventory (that which is ordered specifically for the needs of individual customers) to meet customer demand.

Environment

We are not aware of any instance in which we have contravened federal, state, or local provisions enacted for or relating to protection of the environment or in which we otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations.

Employees

As of February 27, 2004, we had 576 employees worldwide, as measured by full time equivalency.  Our employees are not currently represented by a collective bargaining agreement and we have not experienced work stoppages as a result of labor disputes.  We believe our relationship with our employees is good.

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

Item 2. Properties

Our corporate headquarters are located in Salt Lake City, Utah in a building of 192,000 square feet on a company-owned 16-acre parcel.  The allocation of this space is as follows: approximately 56,000 square feet for manufacturing, packaging and distribution; approximately 71,000 square feet of warehouse space; and approximately 65,000 square feet occupied by executive and administrative personnel, customer services, research and development, and three laboratories.  During 2003, we completed construction that expanded our manufacturing capacity by converting a portion of our existing warehouse into additional manufacturing space.

We believe that our worldwide facilities are suitable and adequate in relation to our present and immediate future needs.  Total current monthly lease commitments for the properties under lease total approximately $245,000.  All properties are part of the Direct Selling segment with the exception of the Draper, Utah facility used by the Contract Manufacturing segment.

The following table summarizes information related to our worldwide facilities as of January 3, 2004.

Location	Nature of Use	Square Feet	Held

Salt Lake City, UT USA	Corporate headquarters/manufacturing/call center/ warehouse/distribution center	192,000	Owned
Tooele, UT USA	Call center	12,000	Leased
Draper, UT USA	Office/manufacturing/warehouse/distribution center	27,000	Leased
Ontario, Canada	Central office/warehouse/distribution center	18,000	Leased
Sydney, Australia	Central office/call center/warehouse/distribution center	20,000	Leased
Auckland, New Zealand	Central office/warehouse/distribution center	4,000	Leased
Causeway Bay, Hong Kong	Central office/call center	6,900	Leased
Kwai Chung, Hong Kong	Warehouse/distribution center	4,000	Leased
Causeway Bay, Hong Kong	Sensé Salon	1,500	Leased
Tokyo, Japan	Central office/call center	12,000	Leased
Yokohama, Japan	Warehouse/distribution center	11,200	Leased
Taipei, Taiwan	Central office/call center	6,912	Leased
Taipei, Taiwan	Warehouse/distribution center	7,117	Leased
Kaohsiung, Taiwan	Satellite office	5,300	Leased
Seoul, South Korea	Central office/call center	1,226	Leased
Seoul, South Korea	Warehouse/distribution center	397	Leased
Singapore	Central office/call center/warehouse/distribution center	1,463	Leased

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

No matters were submitted to a vote of shareholders during the quarter ended January 3, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Note: Common stock data has been adjusted to reflect the two-for-one split of common stock in the form of a stock dividend, which was distributed on October 30, 2003.

Market Information

Our common stock trades on The NASDAQ National Market System under the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ National Market System for the periods indicated:

2002	High	Low
First Quarter	$0.95	$0.60
Second Quarter	$3.95	$0.58
Third Quarter	$3.65	$2.21
Fourth Quarter	$6.00	$2.98

2003	High	Low
First Quarter	$9.98	$5.58
Second Quarter	$25.70	$9.58
Third Quarter	$28.22	$16.79
Fourth Quarter	$39.49	$22.93

On February 27, 2004, the high and low sales prices of our common stock as reported by NASDAQ were $30.50 and $29.96, respectively.

Shareholders

As of February 27, 2004, we had approximately 587 holders of record of the common stock and an estimated 14,100 beneficial owners, including shares of common stock held in street name.

Dividends

We have never declared or paid cash dividends on our common stock.  Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, financial condition, and other factors deemed relevant by the Board of Directors.

Share Repurchases

From January 2000, through the end of 2002, the Board of Directors authorized the repurchase of 4,000,000 shares of our common stock in the open market.  Over these three fiscal years, we expended a total of $10.9 million to purchase 3,209,402 shares under this plan.  During the year ended January 3, 2004, we purchased 472,300 shares for a total of $8.2 million.  In February 2004, the Board of Directors authorized the repurchase of up to an additional 681,702 shares, for a total of 1,000,000 shares currently available for repurchase.  Subsequent to the year ended January 3, 2004 and through February 27, 2004, we purchased 193,100 shares for a total of $5.6 million.

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

	Fiscal Year (1)
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:

Net sales	$134,312	$123,180	$114,280	$133,776	$200,013
Cost of sales	30,099	36,344	32,802	33,392	44,422

Gross profit	104,213	86,836	81,478	100,384	155,591
Operating expenses:
Associate incentives	57,044	47,032	43,912	51,174	78,675
Selling, general, and administrative	31,778	32,939	32,286	35,382	44,413
Restructuring and impairment (2)	4,400	—	—	—	—
Research and development	1,377	1,410	1,080	1,035	1,384

Total operating expenses	94,599	81,381	77,278	87,591	124,472

Earnings from operations	9,614	5,455	4,200	12,793	31,119
Other income (expense), net	(48)	(677)	(692)	(221)	192

Earnings before income taxes	9,566	4,778	3,508	12,572	31,311
Income taxes	3,665	1,911	1,309	4,069	10,494

Net earnings	$5,901	$2,867	$2,199	$8,503	$20,817
Earnings per share:
Basic	$0.24	$0.15	$0.11	$0.45	$1.09
Diluted	$0.24	$0.14	$0.11	$0.41	$0.98
Weighted average shares outstanding:
Basic	24,316	19,574	19,356	18,884	19,018
Diluted	24,946	19,780	19,412	20,647	21,319
Dividends per share	—	—	—	—	—

	As of
	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Jan. 3, 2004
	(in thousands, except other data)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$1,411	$2,900	$2,465	$6,686	$18,965
Working capital	(1,281)	2,308	350	1,228	18,330
Current assets	15,048	16,927	14,189	18,907	38,249
Total assets	36,773	35,492	35,354	39,113	65,127
Long-term debt, less current maturities	7,500	8,000	6,000	2,572	—
Stockholders’ equity	12,919	12,873	14,527	18,093	44,371
Other Data:
Active Associates	72,000	61,000	56,000	66,000	88,000
Active Preferred Customers	26,000	43,000	41,000	45,000	51,000
Total Active Customers	98,000	104,000	97,000	111,000	139,000

(1)          The Company’s fiscal year ends on the Saturday closest to December 31.  The 1999, 2000, 2001, and 2002 fiscal years were 52-week years.  Fiscal year 2003 was a 53-week year.

(2)     A restructuring charge was recorded in the third quarter of 1999 that included the impact of a substantial reduction in United Kingdom operations, liquidation of associated assets in the United Kingdom, and reduction of staff outside of the United Kingdom.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed through network marketing. Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials.  As of January 3, 2004, we had approximately 88,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and the United Kingdom.  We also sell products directly to Preferred Customers who purchase products for personal use and are not permitted to resell or distribute the products.  As of January 3, 2004, we had approximately 51,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. Prior to 2002, we defined our active customers as those Associates and Preferred Customers who purchased product from USANA at any time during the most recent 12-month period. We have adopted the three-month methodology because we believe it is a more meaningful measurement of our network marketing system.  The change in this measure has no impact on our financial condition or results of operations.

As discussed more fully in Segment Information Note K of the audited consolidated financial statements included in this report, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.

We recognize revenue when products are shipped and title passes to our customers.  In 2003, sales in the eight primary geographic regions within our Direct Selling segment contributed to consolidated net sales as follows:

• United States	45.5%
• Canada	22.1%
• Australia-New Zealand	14.8%
• Hong Kong	4.4%
• Japan	3.3%
• Taiwan	6.8%
• South Korea	1.8%
• Singapore	0.5%

Sales from the Contract Manufacturing segment accounted for the remaining 0.8% of consolidated net sales in 2003.

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

Associate incentive expenses are incurred only by the Direct Selling segment and represent the most significant expense for this segment at 39.7% of net segment sales in 2003.  Associate incentives include commissions and leadership bonuses that are paid weekly based on sales volume points.  Certain promotions and contests are also reported as Associate incentives.  Most products are assigned a sales volume point value independent of the product’s price.  Associates earn commissions based on sales volume points generated in their downline sales organization. Starter kits and sales aids have no sales volume point value and commissions are not paid on the sale of these items.

We closely monitor the amount of Associate incentives paid as a percentage of net sales and may from time to time adjust the Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings.  This must be done while continuing to maintain an appropriate incentive for Associates.

Selling, general, and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotion and advertising, and professional fees along with other marketing and administrative expenses.  Wages and benefits represent the largest component of selling, general, and administrative expenses.  Our Founder and Chairman of the Board of Directors, Dr. Wentz, does not receive any compensation for his services in the capacity of CEO and he has in the past declined to accept any stock options or other awards under any stock option or stock incentive plan that he might otherwise have been entitled to receive as an executive officer.  If Dr. Wentz were paid a salary, or if someone other than Dr. Wentz were to be retained as Chief Executive Officer and paid a customary salary and benefits, selling, general, and administrative expenses would increase as a result of the compensation paid. Selling, general, and administrative expenses also include significant depreciation and amortization expense incurred as a result of continued investments in computer and telecommunications equipment and systems to support international expansion.  We anticipate that significant additional capital investments will be required in future periods to promote and support anticipated growth in sales and the increasing size of our customer base.

Research and development expenses include costs incurred in developing new products, enhancing existing products, and formulating products for introduction into international markets.

The Company is in the practice of providing guidance concerning anticipated net sales.  Based on information currently available to the Company, we expect annual net sales in the range of $245 to $255 million for fiscal year 2004.

Results of Operations

The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2001	2002	2003
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	28.7	25.0	22.2
Gross profit	71.3	75.0	77.8
Operating expenses:
Associate incentives	38.4	38.3	39.3
Selling, general, and administrative	28.3	26.4	22.2
Research and development	0.9	0.8	0.7
Total operating expenses	67.6	65.5	62.2

Earnings from operations	3.7	9.5	15.6
Other income (expense), net	(0.6)	(0.2)	0.1

Earnings before income taxes	3.1	9.3	15.7
Income taxes	1.2	3.0	5.3

Net earnings	1.9%	6.3%	10.4%

Fiscal Year 2003 compared to Fiscal Year 2002

Net Sales.  Net sales increased 49.5%, or $66.2 million, to $200.0 million for 2003, from $133.8 million in 2002.  This increase was composed of $64.4 million associated with our Direct Selling segment and $1.8 million associated with our Contract Manufacturing segment acquired in July 2003.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal years ended December 28, 2002 and January 3, 2004.

	Sales By Segment and Region (in thousands) Year Ended				Change from Prior Year	Percent Change
Segment / Region	2002		2003

Direct Selling
United States	$70,062	52.4%	$91,033	45.5%	$20,971	29.9%
Canada	31,712	23.7%	44,187	22.1%	12,475	39.3%
Australia-New Zealand	17,606	13.2%	29,508	14.8%	11,902	67.6%
Hong Kong	7,098	5.3%	8,850	4.4%	1,752	24.7%
Japan	4,955	3.7%	6,537	3.3%	1,582	31.9%
Taiwan	2,343	1.7%	13,619	6.8%	11,276	481.3%
South Korea	—	0.0%	3,515	1.8%	3,515	N/A
Singapore	—	0.0%	920	0.5%	920	N/A
Segment Total	133,776	100.0%	198,169	99.2%	64,393	48.1%

Contract Manufacturing	—	0.0%	1,844	0.8%	1,844	N/A

Consolidated	$133,776	100.0%	$200,013	100.0%	$66,237	49.5%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 24% increase in the active Associate base and a 13% increase in the active Preferred Customer base for the year ended 2003 in markets that have been open longer than one year,

•                  A $11.3 million increase in net sales in Taiwan due to a full year of operations,

•                  Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign markets by approximately $10.8 million, and

•                  An additional week of reported sales in 2003 that added approximately $4.0 million (fiscal year 2002 was a 52-week year and fiscal year 2003 was a 53-week year).

We commenced operations in South Korea and Singapore in July and November 2003, respectively.  These new markets provided an increase of approximately 9% to the active Associate base and contributed $3.5 million and $0.9 million in net sales, respectively for the fiscal year ended January 3, 2004.

Additionally, the acquisition of WPD, effective July 1, 2003 contributed $1.8 million to the increase in consolidated net sales.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

Region	As of December 28, 2002		As of January 3, 2004		Change from Prior Year	Percent Change
United States	28,000	42.4%	35,000	39.8%	7,000	25.0%
Canada	16,000	24.2%	19,000	21.6%	3,000	18.8%
Australia-New Zealand	11,000	16.7%	13,000	14.8%	2,000	18.2%
Hong Kong	4,000	6.1%	4,000	4.5%	—	0.0%
Japan	2,000	3.0%	3,000	3.4%	1,000	50.0%
Taiwan	5,000	7.6%	8,000	9.1%	3,000	60.0%
South Korea	—	0.0%	4,000	4.5%	4,000	N/A
Singapore	—	0.0%	2,000	2.3%	2,000	N/A

Total	66,000	100.0%	88,000	100.0%	22,000	33.3%

We believe that various factors contributed to the increase in the 2003 active Associate base, including general enthusiasm created by international expansion, ongoing communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions held to motivate Associates.

Active Preferred Customers By Region

Region	As of December 28, 2002			As of January 3, 2004			Change from Prior Year	Percent Change
United States	27,000		60.0%	31,000		60.8%	4,000	14.8%
Canada	13,000		28.9%	15,000		29.4%	2,000	15.4%
Australia-New Zealand	4,000		8.9%	4,000		7.8%	—	0.0%
Hong Kong	1,000		2.2%	1,000		2.0%	—	0.0%
Japan		**	0.0%		**	0.0%	—	N/A
Taiwan		**	0.0%		**	0.0%	—	N/A
South Korea	—		0.0%		**	0.0%	—	N/A
Singapore	—		0.0%		**	0.0%	—	N/A

Total	45,000		100.0%	51,000		100.0%	6,000	13.3%

**Active Preferred Customer count is less than 500.

Total Active Customers By Region

Region	As of December 28, 2002		As of January 3, 2004		Change from Prior Year	Percent Change
United States	55,000	49.5%	66,000	47.5%	11,000	20.0%
Canada	29,000	26.1%	34,000	24.5%	5,000	17.2%
Australia-New Zealand	15,000	13.6%	17,000	12.2%	2,000	13.3%
Hong Kong	5,000	4.5%	5,000	3.6%	—	0.0%
Japan	2,000	1.8%	3,000	2.1%	1,000	50.0%
Taiwan	5,000	4.5%	8,000	5.8%	3,000	60.0%
South Korea	—	0.0%	4,000	2.9%	4,000	N/A
Singapore	—	0.0%	2,000	1.4%	2,000	N/A

Total	111,000	100.0%	139,000	100.0%	28,000	25.2%

Gross Profit. Consolidated gross profit improved to 77.8% of net sales in 2003 from 75.0% in 2002.  Direct Selling’s gross profit improved to 78.3% of net sales for the segment in 2003 from 75.0% in 2002.  Gross profit for the Contract Manufacturing segment was 28.8% of net segment sales for 2003.

The increase in gross profit for the Direct Selling segment can be attributed primarily to:

•                  Cost improvement in procurement and production activities,

•                  A change in pricing that creates greater incentives for our Associates that generally contributes to a higher gross profit margin, and

•                  Leverage benefits of variable costs on a rising sales base.

Recently, we have experienced an increase in the purchase price for one of our key raw materials Coenzyme Q10 (CoQ10), due to a general increase in demand among nutritional supplement companies that manufacture products containing this ingredient and a corresponding shortage among suppliers as they re-tool their facilities to increase their production capacity in order to accommodate the rising demand.  USANA nutritional products that are affected by the raw material shortage include CoQuinone® 30 and Mega Antioxidant, which is also included in the USANA® Essentials and HealthPak 100™.  We believe this shortage will be a short-term phenomenon and expect that the supply will return to normal levels around mid-year 2004.  We have multiple sources to supply this raw ingredient and are confident that we can obtain the necessary quantities; however, it is likely that any quantities acquired during this shortage will be purchased at higher prices, which would negatively impact gross margins for those products affected.  In 2004, we expect to achieve only marginal improvement in our gross profit percentage when compared to 2003.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 39.7% of net segment sales in 2003 from 38.3% in 2002.  This increase can be attributed to:

•                  A change in pricing that creates greater incentives for our Associates,

•                  An increase in the commission payout rate in the Australia-New Zealand market with no corresponding increase in the price at which we sell our products,

•                  The elimination of payment processing fees charged to customers in our North America and Australia-New Zealand markets, and

•                  Additional spending for special Associate promotions and contests during 2003.

We believe that Associate incentives, as a percentage of net sales for the Direct Selling segment during 2004 will remain at a level consistent with the 2003 Associate incentives expense.

Selling, General, and Administrative.  Selling, general, and administrative expenses decreased to 22.2% of net sales in 2003 from 26.4% in 2002.  The decrease as a percentage of net sales can be primarily attributed to the increase in net sales during 2003.

While selling, general, and administrative expenses decreased as a percentage of net sales from 2002 to 2003, in absolute terms, these expenses increased $9.0 million or 25.5% in 2003, the majority of which can be attributed to the Direct Selling segment.  The acquisition of the Contract Manufacturing segment added $435,000 to the absolute dollar increase in selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  Increased spending in our more mature markets to support growing sales and an increasing customer base,

•                  Increased spending in our new markets of Taiwan, South Korea, and Singapore of approximately $1.1 million, $1.9 million, and $0.3 million, respectively,

•                  Increased spending on certain expenses, including employee and management performance incentives, Associate related expenses, and insurance costs, and

•                  Higher translated U.S. dollars of foreign currency expenses, totaling $1.2 million, as a result of a weaker U.S. dollar.

Selling, general, and administrative expense in 2002 included one-time costs totaling $0.4 million associated with a proposed sale of assets transaction, which was abandoned by the Company.

We believe that selling, general, and administrative expenses will decrease in 2004 as a percentage of net sales when compared to 2003.  We believe this decrease will likely occur as a result of leverage benefits on a rising sales base.  We do, however, expect that these expenses will rise in absolute terms as a result of increased variable costs related to higher sales, a growing customer base, and additional costs associated with the opening of Mexico in the first quarter of 2004.

Other Income (Expense).  Other income (expense) changed from other expense of $221,000 in 2002 to other income of $192,000 in 2003.  This increase in net other income of $413,000 can be primarily attributed to lower interest expense and higher interest income.  These improvements are due to the retirement of debt during the first quarter of 2003.

Income Taxes.  As a result of increased revenue and profitability in our foreign markets during 2003, we generated significant tax benefits in the current year, yielding an effective tax rate of 33.5%.  We expect that the effective tax rate for 2004 will be approximately 34% due to the following:

•                  The utilization of a foreign tax credit carryforward in the tax year 2003 that is not expected to occur again in the tax year 2004, and

•                  An increase in the federal income tax rate in the United States from 34% to 35% on anticipated earnings growth.

Net Earnings.  Net earnings increased to 10.4% of net sales in 2003 from 6.3% in 2002.  The increase in net earnings can primarily be attributed to the following:

•                  Increased net sales,

•                  Significant improvements in our gross profit margin, and

•                  Improved leverage on a rising sales base.

Diluted earnings per share were $0.98 for 2003, an increase of $0.57 from diluted earnings of $0.41 per share in 2002. Diluted earnings per share calculations have been adjusted to reflect the two-for-one split of the Company’s stock effected in October 2003.

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

	Sales By Region (in thousands) Year Ended				Change from Prior Year	Percent Change
Region	2001		2002
United States	$66,140	57.9%	$70,062	52.4%	$3,922	5.9%
Canada	28,013	24.5%	31,712	23.7%	3,699	13.2%
Australia-New Zealand	14,299	12.5%	17,606	13.2%	3,307	23.1%
Hong Kong	5,208	4.6%	7,098	5.3%	1,890	36.3%
Japan	620	0.5%	4,955	3.7%	4,335	699.2%
Taiwan	—	0.0%	2,343	1.7%	2,343	N/A

Consolidated	$114,280	100.0%	$133,776	100.0%	$19,496	17.1%

The increase in consolidated net sales was primarily the result of the following:

•                  A 18% increase in the active Associate base in 2002,

•                  A $4.3 million increase in net sales in Japan due to a full year of operations,

•                  An overall price increase in the Australia-New Zealand market that added $2.1 million in net sales, and a price increase on two key products, USANA® Essentials and HealthPak 100™ in North America that contributed an additional $1.0 million to net sales, and

•                  Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign markets by approximately $0.5 million.

During the fourth quarter of 2002, we commenced operations in Taiwan.  The Taiwan market added a significant number of new enrollments to the Associate base and contributed $2.3 million in sales for the fiscal quarter and year ended December 28, 2002.

The following tables summarize the growth in active customers by geographic region as of the dates indicated:

Active Associates By Region

Region	As of December 29, 2001		As of December 28, 2002		Change from Prior Year	Percent Change
United States	28,000	50.0%	28,000	42.4%	—	0.0%
Canada	15,000	26.8%	16,000	24.2%	1,000	6.7%
Australia-New Zealand	9,000	16.1%	11,000	16.7%	2,000	22.2%
Hong Kong	3,000	5.3%	4,000	6.1%	1,000	33.3%
Japan	1,000	1.8%	2,000	3.0%	1,000	100.0%
Taiwan	—	0.0%	5,000	7.6%	5,000	N/A

Consolidated	56,000	100.0%	66,000	100.0%	10,000	17.9%

We believe that various factors contributed to the increase in 2002 Associate enrollments, including the following: general Associate enthusiasm created by the new Taiwan market, improved communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events held to motivate Associates.

Active Preferred Customers By Region

Region	As of December 29, 2001			As of December 28, 2002			Change from Prior Year	Percent Change
United States	24,000		58.5%	27,000		60.0%	3,000	12.5%
Canada	12,000		29.3%	13,000		28.9%	1,000	8.3%
Australia-New Zealand	4,000		9.8%	4,000		8.9%	—	0.0%
Hong Kong	1,000		2.4%	1,000		2.2%	—	0.0%
Japan		**	0.0%		**	0.0%	—	N/A
Taiwan	—		0.0%		**	0.0%	—	N/A

Consolidated	41,000		100.0%	45,000		100.0%	4,000	9.8%

**  Active Preferred Customer count is less than 500.

Total Active Customers By Region

Region	As of December 29, 2001		As of December 28, 2002		Change from Prior Year	Percent Change
United States	52,000	53.6%	55,000	49.5%	3,000	5.8%
Canada	27,000	27.8%	29,000	26.1%	2,000	7.4%
Australia-New Zealand	13,000	13.5%	15,000	13.6%	2,000	15.4%
Hong Kong	4,000	4.1%	5,000	4.5%	1,000	25.0%
Japan	1,000	1.0%	2,000	1.8%	1,000	100.0%
Taiwan	—	0.0%	5,000	4.5%	5,000	N/A

Consolidated	97,000	100.0%	111,000	100.0%	14,000	14.4%

Gross Profit. Gross profit increased to 75.0% of net sales in 2002 from 71.3% in 2001.  The increase in gross profit as a percentage of net sales can be attributed to the following factors:

•                  Cost improvement gained in procurement and production activities,

•                  The price increase in the Australia-New Zealand market and price increases on USANA® Essentials and HealthPak 100™ in North America, and

•                  Leverage benefits of semi-variable costs on a rising sales base.

Associate Incentives.  Associate incentives remained relatively constant as a percent of net sales at 38.3% in 2002, compared to 38.4% in 2001.

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

Other Income (Expense).  Net other expenses decreased by $471,000.  This decrease was a result of a reduction in interest expense of $473,000 in 2002, compared to 2001.  Lower interest rates and reduced debt levels throughout 2002 were the contributing factors to the lower interest expense.

Income Taxes.  As a result of increased revenue and profitability in our foreign markets during 2002, we generated significant tax benefits, yielding an effective tax rate of 32.4%.

Net Earnings.  Net earnings increased to 6.3% of net sales in 2002 from 1.9% in 2001.  The increase in net earnings can primarily be attributed to the following:

•                  Improved operating margins,

•                  Increased sales,

•                  Lower interest expense, and

•                  Lower effective income tax rates.

Diluted earnings per share were $0.41 for 2002, an increase of $0.30 from diluted earnings of $0.11 per share in 2001.  Diluted earnings per share calculations have been adjusted to reflect the two-for-one split of the Company’s stock effected in October 2003.

Quarterly Financial Information

The following tables set forth unaudited quarterly operating results for each of the last eight fiscal quarters, as well as percentages of net sales for certain data for the periods indicated.  This information has been prepared on a basis consistent with the consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data.  Quarterly results are not necessarily indicative of future results of operations.  This information should be read in conjunction with the audited consolidated financial statements and notes thereto that are included elsewhere in this report.

	Quarter Ended
	March 30, 2002	June 29, 2002	Sept. 28, 2002	Dec. 28, 2002	March 29, 2003	June 28, 2003	Sept. 27, 2003	Jan. 3, 2004
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:

Net sales	$28,622	$32,068	$34,787	$38,299	$40,864	$47,157	$52,506	$59,486
Cost of sales	7,711	8,359	8,430	8,892	9,220	10,417	11,364	13,421

Gross profit	20,911	23,709	26,357	29,407	31,644	36,740	41,142	46,065
Operating expenses:
Associate incentives	10,730	12,205	13,429	14,810	16,097	18,662	20,332	23,584
Selling, general, and administrative	8,055	8,560	9,099	9,668	9,572	10,574	11,926	12,341
Research and development	199	240	260	336	334	373	379	298

Total operating expenses	18,984	21,005	22,788	24,814	26,003	29,609	32,637	36,223

Earnings from operations	1,927	2,704	3,569	4,593	5,641	7,131	8,505	9,842
Other income (expense), net	(96)	34	(141)	(18)	34	(228)	525	(139)

Earnings before income taxes	1,831	2,738	3,428	4,575	5,675	6,903	9,030	9,703
Income taxes	714	1,000	1,085	1,270	2,100	2,554	2,974	2,866

Net earnings	$1,117	$1,738	$2,343	$3,305	$3,575	$4,349	$6,056	$6,837
Earnings per share:
Basic	$0.06	$0.09	$0.13	$0.18	$0.19	$0.23	$0.32	$0.35
Diluted	$0.06	$0.08	$0.11	$0.16	$0.17	$0.20	$0.28	$0.32
Weighted average shares outstanding:
Basic	19,328	19,196	18,646	18,340	18,624	19,088	19,058	19,285
Diluted	19,342	21,254	21,216	20,750	21,048	21,450	21,384	21,389

	Quarter Ended
	March 30, 2002	June 29, 2002	Sept. 28, 2002	Dec. 28, 2002	March 29, 2003	June 28, 2003	Sept. 27, 2003	Jan. 3, 2004

Consolidated Statements of Earnings as a Percentage of Net Sales:

Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	26.9	26.1	24.2	23.2	22.6	22.1	21.6	22.6

Gross profit	73.1	73.9	75.8	76.8	77.4	77.9	78.4	77.4
Operating Expenses:
Associate Incentives	37.5	38.1	38.6	38.7	39.4	39.6	38.7	39.6
Selling, general and administrative	28.1	26.7	26.2	25.2	23.4	22.4	22.7	20.7
Research and development	0.7	0.7	0.7	0.9	0.8	0.8	0.7	0.5

Total operating expenses	66.3	65.5	65.5	64.8	63.6	62.8	62.1	60.8

Earnings from operations	6.8	8.4	10.3	12.0	13.8	15.1	16.3	16.6
Other income (expense), net	(0.3)	0.1	(0.4)	(0.0)	0.1	(0.5)	1.0	(0.2)

Earnings before income taxes	6.5	8.5	9.9	12.0	13.9	14.6	17.3	16.4
Income taxes	2.5	3.1	3.1	3.3	5.1	5.4	5.7	4.8

Net earnings	4.0%	5.4%	6.8%	8.7%	8.8%	9.2%	11.6%	11.6%

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

As a result of these and other factors, quarterly revenues, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.  There can be no assurance that we will be able to increase revenues in future periods or be able to sustain the level of revenue or rate of revenue growth on a quarterly or annual basis that we have sustained in the past.  Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors.  If that occurred, the market price of our common stock would likely be materially adversely affected.

Liquidity and Capital Resources

We have historically financed growth primarily with cash flows from operations.  In 2003, cash flows from operating activities generated net cash of $35.5 million compared to $15.9 million in 2002.  Cash and cash equivalents increased to $19.0 million at January 3, 2004, from $6.7 million at December 28, 2002.

On January 3, 2004, we had net working capital of $18.3 million compared to $1.2 million at December 28, 2002.  The improvement in net working capital was primarily a result of the increase in cash flows from operating activities.

As of January 3, 2004, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding.  We are currently negotiating an agreement with our financial institution to provide a new line of credit.

Net cash used in investing activities increased from $2.9 million at December 28, 2002, to $9.9 million for the year ended January 3, 2004.  The increase consisted of $5.3 million associated with the acquisition of WPD and $4.6 million related to purchases of property plant and equipment.

During the fiscal year ended January 3, 2004, directors, officers, and employees exercised options with proceeds to the Company totaling $3.5 million.

Under our stock repurchase plan, we expended $8.2 million to purchase 472,300 shares of common stock during 2003.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our expected contractual obligations and commitments subsequent to January 3, 2004:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Leases	—	—	—	—	—
Operating Leases	17,900	3,401	6,867	6,886	746
Purchase Commitments	—	—	—	—	—
Capital Commitments	1,497	1,497	—	—	—
Line of Credit	—	—	—	—	—
Other Commitments	4,564	1,139	1,616	1,689	120
Total Contractual Obligations	$23,961	$6,037	$8,483	$8,575	$866

Obligations for Operating Leases contain the assumption that, in the normal course of business, any operating leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2008.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Our significant accounting policies are described in Note A to the consolidated financial statements. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and that require management’s most subjective judgments.  We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition. In accordance with Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment of the merchandise, at which point the risks and rewards of ownership have passed to the customer.  For our Direct Selling segment, we require cash or credit card payment prior to shipping and do not extend credit to customers.  A reserve for product returns and allowances is provided for and is founded on historical experience.  Additionally, we collect an annual renewal fee from our Associates that is recognized on a straight-line basis over a subsequent twelve-month period.

Under the guidelines of Emerging Issues Task Force No 01-09 (“EITF 01-09”), certain sales incentives offered by a company to customers, including discounts, coupons, and rebates, are generally presumed to be a reduction of the selling prices of products, and, therefore, should be characterized as a reduction of revenue when recognized in a company’s income statement.  Associate incentives paid under our compensation plan include commissions and leadership bonuses that are paid based on sales volume points assigned to products independent of the product’s price and do not include discounts, coupons, or rebates.  Currently, Associate incentives are classified as a component of operating expenses, and we believe that this is the appropriate treatment, given the guidelines pursuant to EITF 01-09.  In the event that our Associate incentives expense is determined to fall under the guidelines of EITF 01-09, our reported net sales would be reduced, along with a corresponding reduction in reported operating expense, which would consequently have no effect on our earning from operations or net earnings.

Inventory Valuation. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The components of inventory cost include raw materials, labor, and overhead.  A reserve for inventory obsolescence or unmarketable inventory is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the reserve, various assumptions are made in regard to excess or slow moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.  A change in any of these variables could result in additional reserves.

Tax Valuation Allowance for Deferred Tax Assets. We evaluate the probability of realizing the future benefits of any net deferred tax assets and record a valuation allowance for a portion or all of the net deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, may not be realized. We have established a valuation allowance totaling $566,000, as of January 3, 2004, for the deferred tax asset related to the foreign tax credit carryforwards. The foreign tax credit carryforwards expire in varying amounts over one to three years.  Realization of the foreign tax credit carryforwards are dependent on generating sufficient foreign taxable income with related low foreign taxes and high federal income taxes prior to the expiration of the carryforwards.  We believe it is more likely than not that the gross carrying value of the foreign tax credit carryforwards will not be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We conduct business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political, and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Consolidated net sales outside the United States represented 42.1%, 47.6%, and 53.7% of net sales in 2001, 2002, and 2003, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  We enter into forward and option contracts to hedge expected net cash flows from our foreign affiliates, which is primarily represented by intercompany cash transfers.  During the fiscal year ended January 3, 2004, we entered into forward and option contracts to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and New Taiwan Dollar.  For additional disclosure regarding outstanding foreign currency forwards and options, see Note I of the audited consolidated financial statements included in this report.

As a last recourse for hedging currency risk, we may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates.  However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the years ended 2001, 2002, and 2003:

	Year ended
	2001		2002		2003

Canadian Dollar	1.55		1.57		1.40
Australian Dollar	1.93		1.84		1.54
New Zealand Dollar	2.38		2.16		1.72
Hong Kong Dollar	7.80		7.80		7.80
Japanese Yen (1)	123.76		125.20		115.93
New Taiwan Dollar (2)		*	34.75		34.36
Korean Won (3)		*		*	1,179.52
Singapore Dollar (4)		*		*	1.72

(1)	The 2001 Japanese Yen exchange rate represents the average for the first three months of Japan operations that commenced in October 2001.

(2)	The 2002 New Taiwan Dollar exchange rate represents the average for the first three months of Taiwan operations that commenced in October 2002.

(3)	The 2003 Korean Won exchange rate represents the average for the first six months of South Korea operations that commenced in July 2003.

(4)	The 2003 Singapore Dollar exchange rate represents the average for the first two months of Singapore operations that commenced in November 2003.

*	Market was not in operation during year indicated.

Interest Rate Risks.  As of January 3, 2004, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act.  These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below.  The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.

The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.  We rely on non-employee, independent Associates to purchase, market, and sell our products.  Associates are independent contractors who purchase products directly for their own use or for resale.  Associates typically work at the distribution of the products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us.  We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates.  We undertake minimal effort to provide individual training to Associates. Associates may voluntarily terminate their agreements with us at any time.  There is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates.  Our net sales are directly dependent upon the efforts of these non-employee, independent Associates and future growth in sales volume will depend in large part upon our success in increasing the number of new Associates and improving the productivity of the Associates.

Our net sales are significantly affected by our success in opening new markets.  If we are unable to open new markets we would have difficulty achieving our long-term objectives.  We experienced growth in revenue in 2003 due in part to the successful expansion of our operations into Taiwan, South Korea, and Singapore.  Currently, we continue to expand our operations in new markets, such as Mexico.  In other markets, such as the United Kingdom, we struggled to operate profitably and ultimately eliminated local operations there.  Recently the government of North Korea has taken actions involving its nuclear assets that have created significant political tension in the region.  There is no assurance that this situation will not adversely affect our operations in South Korea or that the tensions created by the situation in North Korea will not adversely affect our other operations in neighboring countries, such as Japan, Hong Kong, and Taiwan.  If the political situation in North Korea adversely affects the economies or political situation in South Korea or our existing markets in the region, our net sales and profits in fiscal year 2004 will be affected.

If the number or productivity of independent Associates does not increase, our revenue will not increase.  To increase revenue, we must increase the number and/or the productivity of our Associates. We can provide no assurances that Associate numbers will increase or remain constant or that their productivity will increase.  We experienced a 33.3% and 17.9% increase in active Associates during 2003 and 2002, respectively; however, in 2001, the number of active Associates had declined significantly from previous levels.  The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.

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

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.  Network marketing systems, such as ours are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company.  We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited.  Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations.  Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries.

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

The loss of key management personnel would adversely affect our business.  Our Founder and Chairman Dr. Wentz, is a highly visible spokesman for our products and our business, and our message is based in large part on the vision and reputation of Dr. Wentz, which helps distinguish us from our competitors.  The loss or limitation of Dr. Wentz as the lead spokesman for our mission, business and products could have a material adverse effect upon our business, financial condition, and results of operations.  In addition, our executive officers are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers and to continue to attract additional qualified individuals to our management team.  We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers.  The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.  Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 42.18% of our outstanding common stock at January 3, 2004.  By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs.  This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders.  In addition, Dr. Wentz and his son David Wentz currently serve on the Board of Directors.  There can be no assurance that conflicts of interest will not arise with respect to these directors or that conflicts will be resolved in a manner favorable to us or to other shareholders of the company.

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

As we continue to expand into foreign markets our business becomes increasingly subject to political and economic risks.  Changes in these markets could adversely affect our business.  We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998, and in Hong Kong in November 1999.  In 2000, we began limited business activity in Japan and launched more formal operations there in October 2001.  In October 2002, we began business operations in Taiwan. We ceased operations in the United Kingdom at the end of the first quarter of 2000.  We commenced operations in South Korea and Singapore in July and November 2003, respectively, and opened operations in Mexico during March 2004.  We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts.  However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable.  We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market.  Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere.  We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market.  No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so would have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner.  In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to recruit qualified Associates.  There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system, such as ours. We believe our future success will depend in part on our ability to seamlessly integrate our Associate compensation plan across all markets in which our products are sold.  There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

An increase in the amount of incentives paid to Associates would reduce profitability.  A significant expense is the payment of incentives to Associates.  These incentives include commissions, leadership bonuses, and certain awards and prizes.  From time to time we have changed our Associate compensation plan to better manage these incentives as a percentage of net sales.  For example, during the third quarter of 1997, we introduced a broad re-pricing strategy across our product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product.  At the same time, we changed our leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points.  In February 2000, we introduced a broad re-pricing initiative, reducing the average price of our products by approximately 24%.  This initiative decreased the amount of incentives as a percentage of net sales.  Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Associate compensation plan to prevent Associate incentives from having a significant adverse effect on earnings.  There can be no assurance that these changes or future changes to the Associate compensation plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales.  Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates.  An increase in incentive payments to Associates as a percentage of net sales would reduce our profitability.

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

The loss of a significant Associate or downline organization could adversely affect our business.  We rely on the successful efforts of certain Associates. Our Associate compensation plan is designed to permit Associates to sponsor new Associates, creating multiple “business centers,” or levels in the marketing structure.  Sponsored Associates are referred to as “downline” Associates within the sponsoring Associate’s “downline network.”  If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor’s downline network.  As a result of this network marketing system, Associates develop business relationships with other Associates.  The loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, and results of operations.  Moreover, the ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

•                  General business and economic conditions,

•                  Public perceptions about network marketing programs,

•                  High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens,

•                  Public perceptions about the value and efficacy of nutritional, personal care, or weight management products generally, and

•                  Other competing network marketing organizations entering into the marketplace that may recruit our existing Associates or reduce the potential pool of new Associates.

There can be no assurance that we will be able to continue to attract and retain Associates in numbers sufficient to sustain future growth or to maintain present growth levels, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.  We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products as described in greater detail in “Business — Competition.”  Numerous manufacturers, Associates, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates.  There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores.  Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other companies.

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

Taxation and transfer pricing considerations affect our foreign operations.  Our principal domicile is the United States.  The following table summarizes 2003 sales data as a percentage of consolidated net sales and the associated effective income tax rates for each of our geographic regions (sales data for the United States region includes 0.8% of net consolidated sales contributed by the Contract Manufacturing segment):

Region	% Net Sales	Tax Rate

United States	46.3%	37%
Canada	22.1%	37%
Australia-New Zealand	14.8%	30%
Hong Kong	4.4%	33%
Japan	3.3%	18%
Taiwan	6.8%	41%
South Korea	1.8%	25%
Singapore	0.5%	30%

Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes actually paid abroad.  As our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.  We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of Associate incentives.  If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our earnings would be adversely affected.  We believe that we operate in compliance with all applicable transfer pricing laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

Exchange rate fluctuations affect our foreign operations and could reduce our net sales and earnings.  Over the past several years, a significant amount of our net sales have been generated outside the United States.  We intend to continue to expand our foreign operations, exposing us to risks of changes in social, political, and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where we have operations.  Since a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings.  Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or continue activities in certain countries.  For instance, changes in currency exchange rates may affect the relative prices at which foreign competitors and we sell similar products in the same market.  As our business expands outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the U.S. dollar.  Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes.  Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.  Product purchases by our foreign subsidiaries are transacted in U.S. dollars.  As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future business, product pricing, results of operations, or financial condition.  In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States.  We enter into forward and option foreign exchange contracts to hedge certain commitments denominated in foreign currency, including intercompany cash transfers.  We generally do not use derivative instruments to manage currency fluctuations.  There can be no assurance that hedging transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations.  Those adverse effects would also adversely affect our business, financial condition, and results of operations.

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

Governmental action taken to hold or block import of our products due to the incident of BSE could adversely affect our sales activity and results of operations in Japan.  Recently, there has been a worldwide growing concern pertaining to the Bovine Spongiform Encephalopathy (BSE) pathogen or “Mad Cow Disease”.  Asian countries in general are exercising caution regarding imports that contain bovine animal products that may be potentially contaminated with the BSE pathogen and linked to the “Mad Cow Disease” concern.  The primary concern in the nutritional supplement industry appears to be products containing gelatin capsules, which are generally derived from bovine animal product sources.  The Japanese government specifically, has requested that we provide information to them regarding our source of gelatin that is used to manufacture gelatin-capsuled products and, as of the first week of fiscal year 2004, are holding all shipments with products containing gelatin until an investigation is conducted.  We are providing the requested information through our Japan office that demonstrates that our gelatin source is not derived from U.S. bovine sources linked to cows, but rather originates from bovine sources in India associated with the water buffalo.  None of our products are affected by the BSE pathogen and the current restriction in Japan is only on importing - not selling - products containing gelatin.  We believe that we have sufficient inventories in our Japanese warehouse to cover current and future demand for the near term.  We further expect this regulatory issue to be resolved quickly and anticipate no significant lost sales due to the temporary hold on shipments.  There can be no assurance, however, that a delay in concluding the current investigation will not adversely affect our business in Japan or that similar action in other markets will not adversely affect our results of operations.

Shortages of raw materials used in certain of our products may temporarily adversely affect our margins and profitability related to the sale of those products.  Many nutritional supplement companies that manufacture products containing Coenzyme Q10 (CoQ10) have recently experienced a shortage in supply of this raw material component.  The sharp increase in demand for CoQ10 has caused a temporary shortage in supply of this enzyme while suppliers re-tool their manufacturing facilities to increase production capacity in order to meet the growing demand.  Certain of our nutritional products are affected by this raw material shortage.  We believe our current supply of CoQ10 on hand is sufficient to meet both outstanding orders and forecasted production requirements for the near term. We also believe this shortage will be a short-term phenomenon and expect that the supply will return to normal levels around mid-year 2004.  We have identified multiple sources to supply this raw ingredient to USANA and are confident that we can obtain the necessary quantities; however, it is likely that any quantities of CoQ10 acquired during this shortage will be purchased at higher prices, which would negatively impact gross margins for those products affected.

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

Our business is subject to particular intellectual property risks.  Most of our products are not protected by patents.  The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers.  Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common.  Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances.  In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our nutritional or other products.  We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws, although we have not to date entered into confidentiality agreements with certain of our employees involved in research and development activities.  Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and many of the other countries in which we are either presently operating or plan to commence operations in the near future.  Notwithstanding our efforts as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful.  Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others.  If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.  There can be no assurance that third-party claims will not in the future adversely affect our business, financial condition, and results of operations.

Our manufacturing activity is subject to certain risks.  We manufacture approximately 71% of the products sold by our Associates.  As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Salt Lake City, Utah.  Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA.  There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations.  We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials.  Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances.  Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures and could have a material adverse effect on our business, financial condition, and results of operations.  Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes.  Violations of those requirements could result in financial penalties and other enforcement actions, and could require us to halt one or more portions of our operations until a violation is cured.  The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

We may incur liability under a recently launched “Athlete Guarantee” program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.  USANA believes that its nutrition supplement products are free from substances that have been banned by world-class training and competitive athletic programs.  The Company further believes that while its products promote good health, they are not otherwise considered to be “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”).  For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world.  These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products.  To back up its claim that athletes who use the Company’s products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes in Canada, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA would compensate that athlete up to one million Canadian dollars based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we intend to:

•                  Designate lots identified as dedicated to the program and retain additional samples,

•                  Store designated lot samples externally with a third party, and

•                  Establish a chain of custody that requires signatures on behalf of USANA and the third party to transfer possession of the product lots and that restricts access by USANA employees after the transfer.

The program is open only to elite world-class athletes in Canada and all applicants are subject to screening and acceptance by the Company in its sole discretion.  Currently, there are applications for this program under review; however, presently no agreements have been executed.  Contracts will be tailored to fit the athlete’s individual circumstances and the amount of the Company’s exposure is limited based on the level of sponsorship of the participating athlete. Although the Company believes that the pool of potential participants in the program is very small, there is no guarantee that an athlete accepted in the program will not successfully make a claim against the guarantee, which would require that the Company pay the athlete under the terms of its agreement with that athlete. The Company currently has no insurance to protect it from potential claims under this program.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

(a)           Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

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

Item 14. Principal Accounting Fees and Services

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.4	Amended Term Note, dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.5	Amended Revolving Note, dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.6	Amended Credit Agreement, dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.7	Purchase Agreement, dated March 21, 2002 [Incorporated by reference to Annex A of the Preliminary Schedule 14A, filed March 26, 2002]

10.8	Termination of Purchase Agreement, dated April 11, 2002 [Incorporated by reference to Report on Form on 10-K/A, filed May 1, 2002]

10.9	Amended Credit Agreement, dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.10	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.11	Second Amendment to Credit Agreement, dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

10.12	Third Amendment to Credit Agreement, dated December 27, 2002 [Incorporated by reference to Report on Form 10-K, filed March 27, 2003]

10.13	Consent and Fourth Amendment to Credit Agreement, dated July 8, 2003

10.14	Fifth Amendment to Credit Agreement, dated September 1, 2003

10.15	Sixth Amendment to Credit Agreement, dated December 1, 2003

11.1	Computation of Net Income per Share (included in Note N of the Notes to Consolidated Financial Statements)

21	Subsidiaries of the Registrant, as of March 4, 2004

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

(b)           Reports on Form 8-K.

On October 17, 2003, a Form 8-K was filed to disclose official financial results for the third quarter 2003 and to announce that the Board of Directors had declared a forward stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

By:	/s/ Myron W. Wentz
Myron W. Wentz, PhD,
Chairman and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myron W. Wentz	Chairman and Chief Executive Officer	March 12, 2004
Myron W. Wentz, PhD	(Principal Executive Officer)

/s/ David A. Wentz	President and Director	March 12, 2004
David A. Wentz

/s/ Ronald S. Poelman	Director	March 12, 2004
Ronald S. Poelman

/s/ Robert Anciaux	Director	March 12, 2004
Robert Anciaux

/s/ Denis E. Waitley	Director	March 12, 2004
Denis E. Waitley, PhD

/s/ Jerry g. Mcclain	Director	March 12, 2004
Jerry G. McClain

/s/ Gilbert A. Fuller	Senior Vice President and Chief	March 12, 2004
Gilbert A. Fuller	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

USANA Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the Company) as of December 28, 2002 and January 3, 2004 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of December 28, 2002 and January 3, 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

January 30, 2004, except for Note O, as to which the date is February 27, 2004

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 28, 2002	January 3, 2004

ASSETS
Current assets
Cash and cash equivalents	$6,686	$18,965
Inventories, net	9,119	14,069
Prepaid expenses and other current assets	1,545	3,294
Deferred income taxes	1,557	1,921

Total current assets	18,907	38,249

Property and equipment, net	18,405	20,195

Goodwill	—	4,267

Other assets	1,801	2,416

	$39,113	$65,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,428	$—
Capital lease obligations, current	17	—
Accounts payable	2,666	5,215
Other current liabilities	8,655	14,704
Line of credit	2,913	—

Total current liabilities	17,679	19,919

Long-term debt, less current maturities	2,572	—

Other long-term liabilities	769	837

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,273 as of December 28, 2002 and 19,470 as of January 3, 2004	18	19
Additional paid-in capital	3,666	14,187
Retained earnings	14,520	28,935
Accumulated other comprehensive income (loss)	(111)	1,230

Total stockholders’ equity	18,093	44,371

	$39,113	$65,127

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2001	2002	2003

Net sales	$114,280	$133,776	$200,013

Cost of sales	32,802	33,392	44,422

Gross profit	81,478	100,384	155,591

Operating expenses:
Associate incentives	43,912	51,174	78,675
Selling, general, and administrative	32,286	35,382	44,413
Research and development	1,080	1,035	1,384

Total operating expenses	77,278	87,591	124,472
Earnings from operations	4,200	12,793	31,119

Other income (expense):
Interest income	134	94	124
Interest expense	(799)	(326)	(49)
Other, net	(27)	11	117

Other income (expense), net	(692)	(221)	192

Earnings before income taxes	3,508	12,572	31,311

Income taxes	1,309	4,069	10,494

Net earnings	$2,199	$8,503	$20,817

Earnings per common share
Basic	$0.11	$0.45	$1.09
Diluted	$0.11	$0.41	$0.98

Weighted average common and dilutive common equivalent shares outstanding
Basic	19,356	18,884	19,018
Diluted	19,412	20,647	21,319

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 29, 2001; December 28, 2002; and January 3, 2004

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Value
Balance at December 30, 2000	19,366	$19	$2,355	$10,581	$(82)	$12,873

Comprehensive income
Net earnings for the year	—	—	—	2,199	—	2,199
Foreign currency translation adjustment	—	—	—	—	(512)	(512)

Comprehensive income						1,687

Common stock retired	(38)	—	(5)	(28)	—	(33)

Balance at December 29, 2001	19,328	19	2,350	12,752	(594)	14,527

Comprehensive income
Net earnings for the year	—	—	—	8,503	—	8,503
Foreign currency translation adjustment	—	—	—	—	483	483

Comprehensive income						8,986

Common stock retired	(2,108)	(1)	(1,117)	(6,735)	—	(7,853)

Common stock issued under stock option plan, including tax benefit of $1,304	1,053	—	2,433	—	—	2,433

Balance at December 28, 2002	18,273	18	3,666	14,520	(111)	18,093

Comprehensive income
Net earnings for the year	—	—	—	20,817	—	20,817
Foreign currency translation adjustment	—	—	—	—	1,341	1,341

Comprehensive income						22,158

Common stock retired	(472)	—	(1,835)	(6,402)	—	(8,237)

Common stock issued under stock option plan, including tax benefit of $8,853	1,669	1	12,356	—	—	12,357

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2001	2002	2003

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$2,199	$8,503	$20,817
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,116	4,137	3,877
(Gain) loss on sale of property and equipment	21	99	(28)
Allowance for inventory valuation	874	1,412	1,354
Deferred income taxes	962	(1,063)	(170)
Changes in assets and liabilities:
Income taxes receivable	1,351	—	—
Inventories	185	(724)	(4,612)
Prepaid expenses and other current assets	(186)	(1,124)	(1,731)
Accounts payable	(680)	21	1,707
Other current liabilities	1,109	4,682	14,264

Total adjustments	7,752	7,440	14,661

Net cash provided by operating activities	9,951	15,943	35,478

Cash flows from investing activities
Acquisition, net of cash acquired	—	—	(5,341)
Purchase of property and equipment	(6,602)	(2,966)	(4,564)
Proceeds from sale of property and equipment	53	45	48

Net cash used in investing activities	(6,549)	(2,921)	(9,857)

The accompanying notes are an integral part of these statements.

	Year ended
	2001	2002	2003

Cash flows from financing activities
Net proceeds from sale of common stock	$—	$1,129	$3,504
Common stock retired	(33)	(7,853)	(8,237)
Principal payments of long-term debt	—	(2,000)	(6,000)
Decrease in line of credit	(3,071)	(1,185)	(2,913)
Payments on capital lease obligations	—	(3)	(91)

Net cash used in financing activities	(3,104)	(9,912)	(13,737)

Effect of exchange rate changes on cash and cash equivalents	(733)	1,111	395

Net increase (decrease) in cash and cash equivalents	(435)	4,221	12,279

Cash and cash equivalents, beginning of year	2,900	2,465	6,686

Cash and cash equivalents, end of year	$2,465	$6,686	$18,965

Supplemental disclosures of cash flow information

Cash paid during the year for:

Interest	$885	$356	$69
Income taxes	1,256	3,214	2,023

Non-cash activities

During 2001, the Company prepaid certain operating lease obligations by transferring to the lessor equipment with a book value of $428.

During 2002, the Company incurred a capital lease obligation totaling $94.

During 2003, the Company acquired Wasatch Products Development, Inc. for $5,016 in cash.  In conjunction with the acquisition, certain liabilities were assumed, including $200 in income tax liabilities of the selling shareholders and $125 for professional fees directly associated with the acquisition.

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

2.      Principles of consolidation

The consolidated financial statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in Canada, Australia, New Zealand, the United Kingdom, Hong Kong, Japan, Taiwan, South Korea, and Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.      Business activity

The Company develops and manufactures nutritional and personal care products that are distributed through a network marketing system throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Hong Kong, Japan, Taiwan, South Korea, and Singapore.  The Company began processing orders from its South Korea and Singapore offices in July and November 2003, respectively.

4.      Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31.  Fiscal years 2001 and 2002 were 52-week years.  The fiscal year 2003 was a 53-week year.  Fiscal year 2001 covered the period December 31, 2000 to December 29, 2001 (hereinafter 2001).  Fiscal year 2002 covered the period December 30, 2001 to December 28, 2002 (hereinafter 2002).  Fiscal year 2003 covered the period December 29, 2002 to January 3, 2004 (hereinafter 2003).

5.      Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

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

9.      Revenue recognition and deferred revenue

The Company receives payment, primarily via credit card for the sale of products at the time Associates and Preferred Customers place orders.  Sales are recorded when the product is shipped and title passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.  A reserve for product returns and allowances is provided for and is founded on historical experience.  Additionally, the Company collects an annual renewal fee from Associates that is recognized on a straight-line basis over a subsequent twelve-month period.

Under the guidelines of Emerging Issues Task Force No 01-09 (“EITF 01-09”), certain sales incentives offered by a company to customers, including discounts, coupons, and rebates, are generally presumed to be a reduction of the selling prices of products, and, therefore, should be characterized as a reduction of revenue when recognized in a company’s income statement.  Associate incentives paid under our compensation plan include commissions and leadership bonuses that are paid based on sales volume points assigned to products independent of the product’s price and do not include discounts, coupons, or rebates.  Currently, Associate incentives are classified as a component of operating expenses and we believe that this is the appropriate treatment, given the guidelines pursuant to EITF 01-09.

10.    Goodwill

Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired.  The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, in connection with the goodwill resulting from the acquisition of Wasatch Products Development, Inc., effective July 1, 2003.  In accordance with SFAS No. 142, goodwill cannot be amortized; however, it will be tested at least annually for impairment.

11.    Income taxes

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

12.    Product return policy

All returned product within the first 30 days of purchase will be refunded at 100 percent of the sales price to all non-Associate customers. This 30 day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price, less a 10 percent restocking fee.  Returned product that was damaged during shipment to the customer is 100 percent refundable.  Return of product by an Associate other, than that which was damaged at the time of receipt, may constitute cancellation of the distributorship according to the terms of the Associate Agreement.  Returns as a percentage of net sales were 1.4% in 2001, 1.7% in 2002, and 2.4% in 2003.

13.    Research and development

Research and development costs are charged to expense as incurred.

14.    Advertising

Advertising costs are charged to expense as incurred.

15.    Earnings per share and stock split

Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares.  Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.  Weighted average shares outstanding for all years presented reflect a two-for-one stock split effective October 30, 2003.

16.    Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, payables, and line of credit approximate fair values due to the short-term maturity of the instruments.  The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

17.    Translation of foreign currencies

The Company’s foreign subsidiaries’ asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates.  Revenue and expense accounts are translated at the weighted-average rates for the period.  Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss).

18.    Common stock

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid in capital.  No charges are reflected in the consolidated statements of earnings as a result of the grant or exercise of stock options.  The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in common stock and additional paid in capital.  The Company has a stock repurchase plan in place that has been authorized by the Board of Directors.  As of January 3, 2004, 318 shares were available for repurchase under this plan.

19.    Segment information

The Company’s operations involve two reportable business segments; Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  Operations within this segment are further distinguished by geography and include seven regions.  Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers.  No Associate within the Direct Selling segment accounted for more than ten percent of net segment sales for the years ended 2001, 2002, or 2003.  Sales made by the Contract Manufacturing segment to one customer accounted for 51%, or approximately $993, of net segment sales for the year ended 2003.  No other Contract Manufacturing customers accounted for more than ten percent of net segment sales for the year ended 2003.

20.            Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

21.            Foreign currency contracts

Derivative instruments are carried at fair value.  Gains and losses on forward and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, liability, or identifiable foreign currency firm commitment.  Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on the fair market value of the contracts.

22.            Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the years ended 2001, 2002, and 2003.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

		Year ended
		2001	2002	2003
Net earnings	As reported	$2,199	$8,503	$20,817
	Pro forma	$1,779	$7,829	$20,273

Earnings per share - basic	As reported	$0.11	$0.45	$1.09
	Pro forma	$0.09	$0.41	$1.07

Earnings per share - diluted	As reported	$0.11	$0.41	$0.98
	Pro forma	$0.09	$0.38	$0.95

Weighted average assumptions to determine the Black-Scholes fair value for options granted during the years ended as indicated:

	Year ended
	2001	2002	2003
Expected volatility	68%	71%	77%
Risk free interest rate	6.38%	4.94%	3.67%
Expected life	10 yrs.	10 yrs.	10 yrs.
Expected dividend yield	0%	0%	0%
Weighted average market price of options granted *	$1.06	$1.02	$12.52

*   All options during the years indicated have been granted at the market price on the date of grant, which is established by averaging the closing price of the Company’s common stock over the ten trading days preceding the date of grant.

Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility.  Also, the Company’s employee stock options have characteristics significantly different from those of traded options, including long-vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. Management believes the best assumptions available were used to value the options and that the resulting option values were reasonable as of the date of the grant.

23.            Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, effective for the period ending December 31, 2003. This Interpretation requires the consolidation of Variable Interest Entities in which a company holds a qualifying variable interest.  Management believes the provisions of this Interpretation currently have no effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively.  Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

NOTE B – ACQUISITIONS

Effective July 1, 2003, the Company acquired Wasatch Product Development, Inc. (WPD), a company specializing in the manufacture of skin and personal care products.  The aggregate investment was $5,341, including $5,016 in cash, $125 for professional fees directly associated with the acquisition, and $200 in income tax liabilities of the selling shareholders prior to the sale.  WPD will be operated as a subsidiary of USANA and will, to the extent possible, retain its existing business of contract manufacturing, as well as perform manufacturing and packaging of Sensé products for the Company.  The Company expects to realize future benefits from this acquisition, in the form of reduced cost of sales and enhanced quality control for its Sensé product line.

The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” and as such, the results of operations for WPD have been included in the consolidated financial statements since the effective date of the acquisition.  This acquisition contributed $1,844 in sales and operating income of $95 for the Company’s 2003 fiscal year.  The Company obtained an independent appraisal of the fair values of identified intangible assets and, based on the results of the analysis, has concluded that the fair value is effectively nil.  The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized below:

At July 1, 2003
Assets acquired
Accounts receivable	$356
Inventories	509
Property and equipment	978
Goodwill	4,267
Total assets acquired	6,110

Liabilities assumed
Accounts payable	707
Other liabilities	62

Total liabilities assumed	769

Net assets acquired	$5,341

Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Goodwill will not be amortized; however, it will be tested at least annually for impairment.  No events have occurred subsequent to the acquisition of WPD that would indicate that goodwill has been impaired as of January 3, 2004.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 28, 2002	January 3, 2004
Raw materials	$2,488	$5,498
Work in progress	2,018	2,497
Finished goods	6,336	7,563
	10,842	15,558

Less allowance for inventory valuation	1,723	1,489
	$9,119	$14,069

The history of the allowance for inventory valuation is as follows:

	Year ended
	2001	2002	2003
Balance at beginning of year	$657	$829	$1,723
Provisions	874	1,412	1,207
Write-offs	(702)	(518)	(1,441)
Balance at end of year	$829	$1,723	$1,489

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 28, 2002	January 3, 2004
Prepaid expenses	$1,157	$1,376
Miscellaneous receivables, net	150	1,449
Other current assets	238	469
	$1,545	$3,294

NOTE E – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 28, 2002	January 3, 2004

Building	40	$8,110	$8,120
Laboratory and production equipment	5-7	4,803	6,879
Computer equipment and software	3-5	16,606	18,702
Furniture and fixtures	3-5	2,139	2,227
Automobiles	3-5	351	180
Leasehold improvements	3-5	1,344	1,626
Land improvements	15	931	931
		34,284	38,665
Less accumulated depreciation and amortization		18,618	21,740
		15,666	16,925
Land		1,773	1,773
Deposits and projects in process		966	1,497
		$18,405	$20,195

NOTE F – LONG TERM DEBT AND LINE OF CREDIT

During 1999, the Company entered into agreements with a financial institution to provide up to $25,000 in secured credit facilities (“Credit Facilities”), consisting of a $10,000 five-year term loan and a $15,000 three-year revolving line of credit.  The Credit Facilities were amended in March 2001.  The March 2001 amendment reduced the revolving line of credit to $12,500 and did not require the Company to make quarterly principal payments on the term loan until March 2002.  In 2002, the Credit Facilities were amended.  Together, these reduced the revolving line of credit to $10,000 and extended the related expiration date to September 1, 2004, allowed the Company to repurchase shares of its stock in the open market, provided for the possibility to declare dividends, and modified the fixed charge coverage ratio and tangible net worth covenants.  Additional amendments to the Credit Facilities were enacted in 2003.  Collectively, the 2003 amendments increased the capital expenditure limitation that provided for the acquisition of Wasatch Products Development, Inc. and permitted the Company to purchase additional shares of its stock in the open market.

At December 28, 2002, the Company had $6,000 outstanding on the term loan.  During the first quarter of 2003, all outstanding amounts on the term loan were completely paid.  At January 3, 2004, there were no outstanding term loan amounts.

During 2002, the Company entered into an equipment lease that provided for a bargain purchase option at the termination of the lease.  As a result of this bargain purchase option, the lease was classified as a capital lease.  The present value of future minimum payments under this capital lease totaled $94 and payments were scheduled through 2007.  During the first quarter of 2003, the equipment was purchased in full and all subsequent lease obligations were eliminated.

At January 3, 2004, there were no outstanding balances associated with the line of credit.  The Company therefore had the entire $10,000 available under the line of credit, which expires September 1, 2004.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Facilities.  The Company may choose to borrow at the bank’s publicly announced Prime Rate, plus a margin per annum as specified in the Credit Facilities, or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to three months at LIBOR, plus a margin specified in the Credit Facilities.

Real estate, receivables, inventories, and equipment secure the Credit Facilities. We are currently negotiating an agreement with our financial institution to provide a new line of credit.

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 28, 2002	January 3, 2004
Associate incentives	$1,209	$2,692
Accrued compensation	2,781	4,186
Income taxes	1,350	1,255
Sales taxes	732	1,667
Accrued Associate promotions	32	29
Deferred revenue	973	1,404
Provision for returns and allowances	515	998
Accrued loss on foreign currency forwards	—	337
All other	1,063	2,136
	$8,655	$14,704

Certain items within other current liabilities have been re-categorized for the year ended December 28, 2002 to conform with the current year’s presentation.

NOTE H – INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended
	2001	2002	2003
Current
Federal and State	$208	$4,754	$9,334
Foreign	106	415	1,382
	314	5,169	10,716
Deferred
Federal and State	928	(1,402)	(134)
Foreign	67	302	(88)
	$1,309	$4,069	$10,494

The income tax provision, reconciled to the tax computed at the federal statutory rate of 34 percent for 2001 and 35 percent for 2002 and 2003, is as follows:

	Year ended
	2001	2002	2003
Federal income taxes at statutory rate	$1,193	$4,400	$10,959
Reduction of effective rate to 34% for tax return	—	(126)	(313)
State income taxes, net of federal tax benefit	107	384	998
Difference between U.S. statutory rate and foreign rate	28	18	3
Foreign taxes net of foreign tax credit	107	(112)	(22)
Foreign sales corporation tax benefit (1)	(500)	—	—
Extraterritorial income exclusion (1)	—	(517)	(1,224)
Prior period tax	60	(1)	(10)
All other, net	314	23	103
	$1,309	$4,069	$10,494

(1)   The foreign sales corporation tax benefit was repealed by Congress and it was replaced by the extraterritorial income exclusion.

Deferred tax assets and liabilities consist of the following:

	December 28, 2002	January 3, 2004
Current deferred tax assets (liabilities)
Inventory capitalization	$134	$202
Intercompany sales	—	1
Deferred revenue	196	172
Vacation accrual	203	268
Inventory reserve	639	551
Allowance for bad debts	71	121
Sales returns and allowances	206	407
All other, net	108	199
	$1,557	$1,921

Long-term deferred tax assets (liabilities)
Accumulated depreciation	$(698)	$(849)
Foreign tax credit carryforward	784	566
Foreign tax credit valuation allowance	(784)	(566)
All other, net	3	12
	$(695)	$(837)

A valuation allowance of $566 was provided for the foreign tax credit carryforwards at January 3, 2004, because management believes it is more likely than not that it will not be recovered prior to expiration.  During 2003, the valuation allowance decreased $218 because of a utilization of foreign tax credit carryforwards.  The $566 carryforward is composed of $230 that will expire in one year, $218 that will expire in two years, and $118 that will expire in three years.

NOTE I – COMMITMENTS AND CONTINGENCIES

1.     Operating leases

With the exception of the Company’s headquarters, operations are currently conducted in leased facilities.  Each of the facility lease agreements is a non-cancelable operating lease and expires through 2011. The Company utilizes equipment under non-cancelable operating leases, expiring through 2006.  The minimum rental commitments under operating leases at January 3, 2004 are as follows:

Year ending
2004	$3,401
2005	3,431
2006	3,436
2007	3,441
2008	3,445
Thereafter	746
$17,900

The above amounts contain the assumption that, in the normal course of business, any operating leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2008.

The leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company.  The total rent expense for the years ended 2001, 2002, and 2003 was approximately $1,895, $2,113, and $2,787, respectively.

2.     Contingencies

The Company is involved in various lawsuits and disputes arising in the normal course of business.  In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

3.     Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code.  This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees’ compensation, subject to the limits of ERISA.  In addition, the Company may make a discretionary contribution based on earnings.  The Company’s matching contributions vest at 25 percent per year beginning with the first year.  Contributions made by the Company to the plan in the United States for the years ended 2001, 2002, and 2003 were $218, $146, and $256 respectively.  The 401(k) match balances for 2002 and 2003 were decreased by $77 and $18, respectively, due to the application of prior year forfeitures of the unvested match balances of terminated employees.  The Company also made matching contributions to similar employee benefit plans in markets outside the United States.

4.               Foreign currency contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency denominated cash flows, the Company was a party to various forward exchange and option contracts at January 3, 2004.  These contracts help the Company manage currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments.

The fair value of the Company’s foreign currency contracts has been estimated based on year-end quoted market prices and the resulting liability and expense has been recognized in the Company’s consolidated financial statements.  The notional contract amount, fair value, and unrealized loss on outstanding foreign currency contracts as of January 3, 2004 are as follows:

	Contract Amount	Fair Value	Gain / (Loss)
Forward currency exchange contracts	$8,580	$8,917	$(337)

Foreign currency options	$42	$6	$(36)

5.               Commitments

During 2003, the Company entered into commitments in the form of deposits on projects in process for property, plant, and equipment.  As of January 3, 2004, the collective outstanding balance on all such commitments totaled $1,497.  All of these commitments are scheduled for completion during 2004.

NOTE J – STOCK OPTIONS

On October 14, 2003, the Company declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on October 30, 2003 to shareholders of record as of October 24, 2003.  All existing stock option agreements provide that the number of shares of common stock and the respective exercise price covered by each outstanding option agreement be proportionately adjusted for a stock split or similar event. Stock option data in the following has been adjusted to reflect the stock split.

In 1995, the Company adopted the 1995 Long-Term Stock Investment and Incentive Plan and the 1995 Directors’ Stock Option Plan.  The Company subsequently combined these plans under one plan, the Amended and Restated Long-Term Investment and Incentive Plan (1998 Plan). Under the 1998 Plan, 8,000 shares have been reserved for grant.  During the life of the Plan and as of January 3, 2004, Company directors, officers, and key employees have been granted options to acquire 2,869 shares of common stock under the 1998 Plan that vest periodically through June 2006.  These options have been granted at prices ranging from $0.76 to $4.38 per share, which were the market prices of the Company’s shares on the dates granted. No options were granted at prices that were either lower or higher than the market price of the Company’s shares on the dates granted.  As of January 3, 2004, 216 shares were available to exercise.

In 2002, the Company adopted the 2002 USANA Health Sciences, Inc. Stock Plan (2002 Plan).  Under the 2002 Plan, 7,000 shares have been reserved for grant.  Company directors, officers, and key employees have been granted options to acquire 3,526 shares of common stock under the 2002 Plan that vest periodically through December 2007.  These options have been granted at prices ranging from $0.74 to $19.42 per share, which were the market prices of the Company’s shares on the dates granted.  No options were granted at prices that were either lower or higher than the market price of the Company’s shares on the dates granted. The Compensation Committee of the Board of Directors establishes the prices at which options are granted by averaging the closing price of the Company’s common stock over the ten trading days preceding the date of grant.  As of January 3, 2004, 166 shares were available to exercise under the 2002 Plan.  With the adoption of the 2002 Plan, the Board determined that no new awards would be granted under the prior plans.  As of January 3, 2004, 3,474 shares were available for grant under the 2002 Plan.

The options under both plans expire upon the earlier of an expiration date fixed by the committee responsible for administering the Plan or ten years from the date of grant.  Unless otherwise stated in an option agreement, vested options will remain exercisable for 90 days after the participant terminates service with the Company or one of its subsidiaries.

Changes in the Company’s stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price

Outstanding at December 30, 2000	4,126	0.76 - 7.74	3.19
Granted	150	0.85 - 1.61	1.06
Exercised	—	—	—
Canceled or expired	(1,523)	0.76 - 7.74	3.76

Outstanding at December 29, 2001	2,753	0.76 - 6.38	2.79
Granted	3,590	0.74 - 5.06	1.02
Exercised	(1,053)	0.74 - 3.92	1.07
Canceled or expired	(1,298)	0.83 - 6.38	2.72

Outstanding at December 28, 2002	3,992	0.74 - 5.06	1.68
Granted	220	7.90 - 19.42	12.52
Exercised	(1,669)	0.74 - 4.38	2.10
Canceled or expired	(78)	0.83 - 3.20	2.30

Outstanding at January 3, 2004	2,465	$0.74 - 19.42	$2.34

Exercisable at December 29, 2001	2,089	$0.76 - 6.38	$2.96

Exercisable at December 28, 2002	1,440	$0.74 - 4.38	$2.36

Exercisable at January 3, 2004	382	$0.74 - 5.06	$1.84

Additional information about stock options outstanding and exercisable at January 3, 2004 is summarized as follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted - average remaining contractual life	Weighted - average exercise price	Number exercisable	Weighted - average exercise price
$0.74 - $1.61	1,774	7.8 years	$0.80	236	$0.75

2.33 - 5.06	471	6.4 years	3.35	146	3.59
7.90 - 19.42	220	9.3 years	12.52	—	—
$0.74 - $19.42	2,465	7.6 years	$2.34	382	1.84

NOTE K – SEGMENT INFORMATION

The Company’s operations are distinguished by markets served and method of distribution employed and are classified into two reportable business segments: Direct Selling and Contract Manufacturing.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on net sales and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense, as well as income taxes, while significant, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

Direct Selling

The Direct Selling segment comprises the Company’s principal line of business: developing, manufacturing, and distributing nutritional and personal care products.  Products are distributed through a network marketing system using independent distributors referred to as “Associates”.  Products are also sold directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  Sales to Associates and Preferred Customers are reported for seven operating geographic regions, including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.  Since the second quarter of 2000, the United Kingdom market has been serviced from the United States and is now considered a part of the United States operating segment of the Company.  The Company has a direct export program for customers in Japan.  These results are incorporated in the United States segment.  The Japan segment contains all the results from local operations and began during 2001.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.  Operations are located in Draper, Utah, and sales are made to a limited number of customers.  Manufacturing and packaging activities for the Company’s Sensé products began during the fourth quarter of 2003.

Sales made by the Contract Manufacturing segment to one customer accounted for 51%, or approximately $993, of segment revenues for the third and fourth quarters of 2003.  No other individual customer accounted for 10% or more of segment net revenues during the same period of time.

Prior to the third quarter 2003, the Company was only engaged in a single line of business, which was developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  As such, only one business segment was reported, which was distinguished by geography.  Due to the Company’s recent acquisition (See Note B), the basis of segmentation has been modified to reflect the change in business activities to include the addition of Contract Manufacturing.  This change does not affect the presentation of historical segment information.

Financial information summarized by operating segment and geographic region for the years ended 2001, 2002, and 2003 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Year ended 2001:

North America	$94,153	$13,483	$4,947	$24,240	$34,053
Australia - New Zealand	14,299	1,059	(152)	312	3,216
Hong Kong	5,208	—	(346)	245	1,544
Japan (1)	620	—	(3,498)	1,548	2,371

Reportable Regions Total	114,280	14,542	951	26,345	41,184

Unallocated and Other (3)	—	(14,542)	2,557	(5,180)	(5,830)

Consolidated Total	$114,280	$—	$3,508	$21,165	$35,354

Year ended 2002:

North America	$101,774	$17,515	$13,293	$22,056	$32,484
Australia - New Zealand	17,606	1,296	2,019	281	3,990
Hong Kong	7,098	—	571	212	1,638
Japan (1)	4,955	—	(2,551)	1,256	2,291
Taiwan	2,343	—	45	386	3,002

Reportable Regions Total	133,776	18,811	13,377	24,191	43,405

Unallocated and Other (3)	—	(18,811)	(805)	(3,985)	(4,292)

Consolidated Total	$133,776	$—	$12,572	$20,206	$39,113

Year ended 2003:

Direct Selling

North America	$135,220	$37,350	$32,042	$29,081	$53,098
Australia - New Zealand	29,508	3,598	1,834	298	5,463
Hong Kong	8,850	—	834	228	1,727
Japan (1)	6,537	—	511	1,155	2,647
Taiwan	13,619	—	1,071	450	2,958
South Korea	3,515	—	(918)	826	3,141
Singapore	920	—	(53)	337	1,553

Segment Total	198,169	40,948	35,321	32,375	70,587

Contract Manufacturing (2)	1,844	54	95	5,565	8,233

Reportable Segments Total	200,013	41,002	35,416	37,940	78,820

Unallocated and Other (3)	—	(41,002)	(4,105)	(11,062)	(13,693)

Consolidated Total	$200,013	$—	$31,311	$26,878	$65,127

(1)   Includes results from local operations in Japan.  Direct U.S. export sales to Japan are included in the North America geographic region.

(2)   Reportable business activities for the Contract Manufacturing segment commenced July 1, 2003.

(3)   “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE L – RELATED PARTY TRANSACTIONS

The Company’s Founder and Chairman of the Board, Myron W. Wentz, is the sole beneficial owner of the single largest shareholder of the Company, Gull Holdings, Ltd. Gull Holdings, Ltd. owned 42.18% of the Company’s issued and outstanding shares as of January 3, 2004.  Dr. Wentz has devoted much of his personal time, expertise, and resources to a number of business and professional activities outside of the Company.

The most significant of these is the ownership and operation of Sanoviv.  Dr. Wentz describes Sanoviv as a unique, fully integrated health and wellness center.  Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David, President and a director of the Company.  Dr. Wentz is the sole administrator of Sanoviv.  Prior to July 2002, the Company periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv.  The Company has also provided certain services for Sanoviv.  These advanced expenses and the value of the services rendered by the Company totaled approximately $87 in 2001, $125 in 2002, and $111 in the year ended January 3, 2004.  Each year they were billed to and reimbursed by Dr. Wentz.  Since July 2002, as a result of the passage of the Sarbanes-Oxley Act of 2002, Dr. Wentz has arranged to have a deposit on account to avoid having a loan with the Company.  As of January 3, 2004, there were no outstanding amounts due to the Company from Sanoviv or Dr. Wentz. The Company has no commitment or obligation to continue to provide additional funding or support to Sanoviv.

Denis E. Waitley, Ph.D., a director of the Company, has served as a consultant to and spokesperson for USANA since September 1996. During 2001, 2002, and 2003 the Company paid Dr. Waitley consulting fees and royalties totaling $158, $159 and $153, respectively.  The consulting contract between the Company and Dr. Waitley pays him $150 per year and expires in September 2005.

Dr. Fred Cooper served in non-executive full and part-time positions and was a consultant to the Company on various special projects during the period from late 1997 until the time of his promotion as an executive officer in July 2003.  The promotion of Dr. Cooper to the position of Vice President of Operations was approved by the Board of Directors in October 2003 as part of a plan to restructure and streamline the reporting and management responsibilities of executive management at the Company.  With this promotion, Dr. Cooper is now considered by the Board to be an ”executive officer” for purposes of Section 16 of the Securities Exchange Act of 1934.

Until December 27, 2003, Dr. Cooper owned and controlled iCentris, an entity engaged in the business of designing and servicing specialized computer programs and software for network marketing.  In the fourth quarter of 2001, the Company implemented an iCentris-designed and installed order-entry system, known as Odyssey.  Additional enhancements and improvements were added to Odyssey during fiscal years 2002 and 2003.

During the year ended January 3, 2004, iCentris provided support for the Odyssey system, as installed, including all enhancements and additional modules that have been added since the original installation in 2001.  In addition, iCentris provided on-line business services, including web hosting and Internet-based downline management services for USANA Associates who contract for such services through the Company.  Under the latter contracts, the Company paid to iCentris a percentage of the revenue generated from the sale of the online business services to Associates.  Payments to iCentris for all such services provided during 2001, 2002, and 2003 are as follows:

	Year ended
	2001	2002	2003
System development	$1,164	$243	$261
Support and maintenance	762	850	416
On-line business services	118	391	402
	$2,044	$1,484	$1,079

The Company believes that the amounts paid to iCentris are fair and do not exceed what it would have been required to pay to an unrelated party for the same services or products pursuant to bids obtained prior to awarding the contract to iCentris.  Some of the development, support and maintenance services, and the agreement related to the sale of online business services to Associates are renewable annually.

At the request of the Company, Dr. Cooper divested himself of all ownership and involvement with iCentris in December 2003 following his appointment and promotion to Vice President of Operations.  David Wentz, the Company’s President and a member of the Board of Directors during fiscal years 2000 through 2003 was a director of iCentris until November 2003, representing the interests of USANA, but at no time did Mr. Wentz have any beneficial ownership or pecuniary interest in iCentris.

NOTE M – QUARTERLY FINANCIAL RESULTS (Unaudited)

Summarized quarterly financial information for fiscal years 2002 and 2003 is as follows:

2002	First	Second	Third	Fourth
Net sales	$28,622	$32,068	$34,787	$38,299

Gross profit	$20,911	$23,709	$26,357	$29,407

Net earnings	$1,117	$1,738	$2,343	$3,305

Earnings per share: (1)
Basic	$0.06	$0.09	$0.13	$0.18
Diluted	$0.06	$0.08	$0.11	$0.16

2003	First	Second	Third	Fourth
Net sales	$40,864	$47,157	$52,506	$59,486

Gross profit	$31,644	$36,740	$41,142	$46,065

Net earnings	$3,575	$4,349	$6,056	$6,837

Earnings per share: (1)
Basic	$0.19	$0.23	$0.32	$0.35
Diluted	$0.17	$0.20	$0.28	$0.32

(1)           Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

NOTE N – EARNINGS PER SHARE

The following data was used in computing earnings per share:

	Year ended
	2001	2002	2003
Earnings available to common shareholders	$2,199	$8,503	$20,817

Basic EPS
Shares
Common shares outstanding entire period	19,366	19,328	18,273
Weighted average common shares:
Issued during period	—	214	960
Canceled during period	(10)	(658)	(215)

Weighted average common shares outstanding during period -basic	19,356	18,884	19,018

Earnings per common share - basic	$0.11	$0.45	$1.09

Diluted EPS
Shares
Weighted average common shares outstanding during period - basic	19,356	18,884	19,018

Dilutive effect of in-the-money stock options	56	1,763	2,301

Weighted average common shares outstanding during period - diluted	19,412	20,647	21,319

Earnings per common share - diluted	$0.11	$0.41	$0.98

NOTE O – SUBSEQUENT EVENTS

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC, a Utah limited liability company (“FMG”), for $2,060 in cash, through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG.  FMG produces video and audio promotional and training materials for large companies and sales organizations, including the Company.  The former employees of FMG, including its founders and primary creative directors, will continue to operate the business now owned by USANA.  The Company expects to realize future benefits from this acquisition primarily through the motivation and training of its independent Associates.

Also, in February 2004, the Board of Directors authorized the repurchase of up to an additional 682 shares, for a total of 1,000 shares currently available for repurchase.  Subsequent to the year ended January 3, 2004 and through February 27, 2004, we purchased 193 shares for a total of $5,586.