Form 10-Q
period 2004-04-03
USANA HEALTH SCIENCES INC
filed 2004-05-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2004 was 19,209,474.

On October 14, 2003, the registrant declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on October 30, 2003 to shareholders of record as of October 24, 2003.  Outstanding common stock data in this report for periods prior to October 30, 2003 have been adjusted to reflect the stock split.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 3, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 3, 2004	April 3, 2004
		Unaudited
ASSETS
Current assets
Cash and cash equivalents	$18,965	$14,861
Inventories, net	14,069	14,715
Prepaid expenses and other current assets	3,294	3,582
Deferred income taxes	1,921	1,717
Total current assets	38,249	34,875

Property and equipment, net	20,195	22,020

Goodwill	4,267	5,687

Other assets	2,416	2,495
	$65,127	$65,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,215	$5,326
Other current liabilities	14,704	16,069
Total current liabilities	19,919	21,395

Other long-term liabilities	837	740

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 19,470 as of January 3, 2004 and 19,267 as of April 3, 2004	19	19
Additional paid-in capital	14,187	12,109
Retained earnings	28,935	29,461
Accumulated other comprehensive income	1,230	1,353
Total stockholders’ equity	44,371	42,942
	$65,127	$65,077

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	March 29, 2003	April 3, 2004

Net sales	$40,864	$61,775
Cost of sales	9,220	15,058
Gross profit	31,644	46,717

Operating expenses:
Associate incentives	16,097	23,612
Selling, general and administrative	9,572	13,262
Research and development	334	578
Total operating expenses	26,003	37,452

Earnings from operations	5,641	9,265

Other income (expense):
Interest income	20	50
Interest expense	(47)	—
Other, net	61	99
Total other income	34	149

Earnings before income taxes	5,675	9,414

Income taxes	2,100	3,201
Net earnings	$3,575	$6,213

Earnings per common share
Basic	$0.19	$0.32
Diluted	$0.17	$0.30

Weighted average common and dilutive common equivalent shares outstanding
Basic	18,624	19,377
Diluted	21,048	20,853

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarters Ended March 29, 2003 and April 3, 2004

(in thousands)

(unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Value

For the Quarter Ended March 29, 2003

Balance at December 28, 2002	18,273	$18	$3,666	$14,520	$(111)	$18,093

Comprehensive income
Net earnings	—	—	—	3,575	—	3,575
Foreign currency translation adjustment	—	—	—	—	257	257
Comprehensive income						3,832

Common stock issued under stock option plan, including tax benefit of $1,040	626	—	2,418	—	—	2,418
Balance at March 29, 2003	18,899	$18	$6,084	$18,095	$146	$24,343

For the Quarter Ended April 3, 2004

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

Comprehensive income
Net earnings	—	—	—	6,213	—	6,213
Foreign currency translation adjustment	—	—	—	—	123	123
Comprehensive income						6,336

Common stock retired	(285)	—	(2,561)	(5,687)	—	(8,248)

Common stock issued under stock option plan, including tax benefit of $261	82	—	483	—	—	483
Balance at April 3, 2004	19,267	$19	$12,109	$29,461	$1,353	$42,942

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 29, 2003	April 3, 2004

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$3,575	$6,213
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	915	1,026
(Gain) loss on sale of property and equipment	(19)	—
Deferred income taxes	(4)	108
Provision for inventory obsolescence	476	432
Changes in operating assets and liabilities:
Inventories	204	(1,007)
Prepaid expenses and other assets	(244)	(441)
Accounts payable	271	75
Other current liabilities	1,965	1,389
Total adjustments	3,564	1,582
Net cash provided by operating activities	7,139	7,795

Cash flows from investing activities
Acquisition, net of cash acquired	—	(2,137)
Purchases of property and equipment	(980)	(2,017)
Proceeds from the sale of property and equipment	35	2
Net cash used in investing activities	(945)	(4,152)

The accompanying notes are an integral part of these statements.

	Quarter Ended
	March 29, 2003	April 3, 2004

Cash flows from financing activities
Principal payments of long-term debt	(6,000)	—
Net proceeds from the sale of common stock	1,378	222
Redemption of common stock	—	(8,248)
Decrease in line of credit	(2,913)	—
Payments on capital lease obligations	(4)	—
Net cash used in financing activities	(7,539)	(8,026)

Effect of exchange rate changes on cash and cash equivalents	144	279
Net decrease in cash and cash equivalents	(1,201)	(4,104)

Cash and cash equivalents, beginning of period	6,686	18,965
Cash and cash equivalents, end of period	$5,485	$14,861

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$63	$—
Income taxes	134	353

Non-cash activities

During the quarter ended April 3, 2004, the Company acquired FMG Productions, LLC for $2,060 in cash. In conjunction with the acquisition, liabilities totaling $77 were assumed for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 3, 2004, and results of operations for the quarters ended April 3, 2004 and March 29, 2003.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  The results of operations for the quarter ended April 3, 2004 may not be indicative of the results that may be expected for the fiscal year ending January 1, 2005.

NOTE A –  STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters ended March 29, 2003 and April 3, 2004.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended
		March 29, 2003	April 3, 2004

Net earnings	As reported	$3,575	$6,213
	Pro forma	$3,467	$5,989

Earnings per share - basic	As reported	$0.19	$0.32
	Pro forma	$0.19	$0.31

Earnings per share - diluted	As reported	$0.17	$0.30
	Pro forma	$0.16	$0.29

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the periods indicated:

	Quarter Ended
	March 29, 2003		April 3, 2004

Expected volatility	77%		76%
Risk free interest rate	3.86%		4.02%
Expected life	10	yrs.	10	yrs.
Expected dividend yield	0%		0%
Weighted average market price of options granted *	$7.90		$29.72

*            All options during the periods indicated have been granted at the market price on the date of grant, which is established by averaging the closing price of the Company’s common stock over the ten trading days preceding the date of grant.

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

NOTE B – ACQUISITIONS

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including the Company.  The aggregate investment was $2,137 including $2,060 in cash and $77 for professional fees directly associated with the acquisition.  The purchase was made through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG.  The former employees of FMG, including its founders and primary creative directors, will continue to operate the business now owned by USANA.  The Company expects to realize future benefits from this acquisition primarily through the motivation and training of its independent Associates.

The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” and as such, the results of operations for FMG have been included in the consolidated financial statements since the effective date of the acquisition.  This acquisition contributed $345 in sales and operating income of $27 for the first quarter of 2004.  The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized below:

At February 1, 2004
Assets acquired
Cash	$0
Accounts receivable	133
Property and equipment	790
Goodwill	1,420
Total assets acquired	2,343

Liabilities assumed
Accounts payable	23
Deferred revenue	94
Other liabilities	89
Total liabilities assumed	206
Net assets acquired	$2,137

Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized; however, it will be tested at least annually for impairment.

NOTE C – INVENTORIES

Inventories consist of the following:

	January 3, 2004	April 3, 2004
Raw materials	$5,498	$5,819
Work in progress	2,497	2,878
Finished goods	7,563	7,006
	15,558	15,703

Less allowance for inventory valuation	1,489	988
	$14,069	$14,715

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3, 2004	April 3, 2004
Prepaid expenses	$1,376	$1,547
Miscellaneous receivables, net	1,449	1,504
Other current assets	469	531
	$3,294	$3,582

NOTE E – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 3, 2004	April 3, 2004

Building	40	$8,120	$8,669
Laboratory and production equipment	5-7	6,879	7,384
Sound and video library	5	—	600
Computer equipment and software	3-5	18,702	19,032
Furniture and fixtures	3-5	2,227	2,244
Automobiles	3-5	180	204
Leasehold improvements	3-5	1,626	1,941
Land improvements	15	931	931
		38,665	41,005

Less accumulated depreciation and amortization		21,740	22,629
		16,925	18,376

Land		1,773	1,899

Deposits and projects in process		1,497	1,745
		$20,195	$22,020

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3, 2004	April 3, 2004

Associate incentives	$2,692	$2,364
Accrued compensation	4,186	1,929
Income taxes	1,255	4,300
Sales taxes	1,667	1,551
Accrued associate promotions	29	1,107
Deferred revenue	1,404	1,710
Provision for returns and allowances	998	1,172
Accrued loss on foreign currency forwards	337	81
All other	2,136	1,855
	$14,704	$16,069

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

	For the Quarter Ended
	March 29, 2003	April 3, 2004
Earnings available to common shareholders	$3,575	$6,213
Basic EPS
Shares
Common shares outstanding entire period	18,273	19,470
Weighted average common shares:
Issued during period	351	28
Canceled during period	—	(121)
Weighted average common shares outstanding during period	18,624	19,377
Earnings per common share - basic	$0.19	$0.32

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	18,624	19,377
Dilutive effect of stock options	2,424	1,476
Weighted average shares outstanding during period - diluted	21,048	20,853
Earnings per common share - diluted	$0.17	$0.30

Options to purchase 190 shares of stock were not included in the computation of EPS for the quarter ended April 3, 2004 due to their exercise price being greater than the average market price of the shares.  For the quarter ended March 29, 2003, all options were included in the computation of EPS.

During the first quarter 2004, the Company expended $8,248 to purchase 285 shares under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

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

Direct Selling

The Direct Selling segment comprises the Company’s principal line of business: developing, manufacturing, and distributing nutritional and personal care products.  Products are distributed through a network marketing system using independent distributors referred to as “Associates”.  Products are also sold directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  Sales to Associates and Preferred Customers are reported for seven operating geographic regions including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.  Operations are located in Draper, Utah and sales are made to a limited number of customers.

Sales made by the Contract Manufacturing segment to one customer accounted for 75%, or approximately $1,156, of segment revenues for the quarter ended April 3, 2004.  No other individual customer accounted for 10% or more of segment net revenues.

Prior to the quarter ended September 27, 2003, the Company was only engaged in a single line of business, which was developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  As such, only one business segment was reported, which was distinguished by geography.  During July 2003, Contract Manufacturing was added as a new business segment.  This change does not affect the presentation of historical segment information.

Financial information summarized by operating segment and geographic region for the quarters ended March 29, 2003 and April 3, 2004 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended March 29, 2003:

North America	$29,699	$4,732	$5,534	$22,742	$33,545
Australia - New Zealand	5,323	410	687	286	2,342
Hong Kong	1,890	—	226	212	1,603
Japan (2)	1,238	—	(771)	1,191	2,085
Taiwan	2,714	—	554	356	2,745
Reportable Segments Total	40,864	5,142	6,230	24,787	42,320
Unallocated and Other (4)	—	(5,142)	(555)	(4,266)	(4,606)
Consolidated Total	$40,864	$—	$5,675	$20,521	$37,714

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended April 3, 2004:

Direct Selling

North America (1)	$40,286	$9,323	$10,629	$35,566	$55,409
Australia - New Zealand	8,276	672	(808)	272	4,243
Hong Kong	2,457	—	208	231	2,445
Japan (2)	2,216	—	(463)	1,131	2,577
Taiwan	3,729	—	(486)	415	2,920
South Korea	1,270	—	(644)	836	2,438
Singapore	2,007	—	226	321	2,874
Segment Total	60,241	9,995	8,662	38,772	72,906
Contract Manufacturing (3)	1,534	488	(314)	5,734	8,682
Reportable Segments Total	61,775	10,483	8,348	44,506	81,588
Unallocated and Other (4)	—	(10,483)	1,066	(14,304)	(16,511)
Consolidated Total	$61,775	$—	$9,414	$30,202	$65,077

(1)               Includes results from the FMG subsidiary acquired in February 2004 and operations in Mexico initiated in March 2004.

(2)               Includes results from local operations in Japan.  Direct U.S. export sales to Japan are included in the North America geographic region.

(3)               Reportable business activities for the Contract Manufacturing segment commenced July 1, 2003.

(4)               “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of April 3, 2004, we had approximately 96,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, and the United Kingdom.  We also sell products directly to  “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of April 3, 2004, we had approximately 55,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 15% of net sales for the Direct Selling segment during the first quarter of 2004.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2004 will end on January 1, 2005 and is a 52-week year.  Fiscal year 2003 ended on January 3, 2004 and was a 53-week year.

As discussed more fully in Note H – Segment Information, beginning on page 12 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.

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

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the quarters ended as of the dates indicated:

	Sales By Product Line * Quarter Ended
Product Line	March 29, 2003	April 3, 2004
USANA® Nutritionals
Essentials**	38%	38%
Optimizers	34%	33%
Macro Optimizers	8%	10%
Sensé – beautiful science®	14%	13%
All Other	6%	6%

*   Product sales previously categorized as Combination Packs have been allocated to their respective product lines based on the weighted average price of the product components that comprise each pack.

** The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the quarter ended April 3, 2004.

USANA® Essentials	25%
HealthPak 100™	11%
Proflavanol®	11%

Results of Operations

Quarters Ended March 29, 2003 and April 3, 2004

Net Sales.  Net sales increased 51.2% to $61.8 million for the quarter ended April 3, 2004, an increase of $20.9 million from the $40.9 million reported for the comparable quarter in 2003.  The increase was comprised of $19.4 million associated with our Direct Selling segment and $1.5 million associated with our Contract Manufacturing segment acquired in July 2003.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal quarters ended March 29, 2003 and April 3, 2004.

	Sales By Segment and Region
	(in thousands)
	Quarter Ended				Change from	Percent
Segment / Region	March 29, 2003		April 3, 2004		Prior Year	Change

Direct Selling
United States	$19,989	48.9%	$27,101	43.9%	$7,112	35.6%
Canada	9,710	23.8%	12,437	20.1%	2,727	28.1%
Australia-New Zealand	5,323	13.0%	8,276	13.4%	2,953	55.5%
Hong Kong	1,890	4.6%	2,457	4.0%	567	30.0%
Japan	1,238	3.0%	2,216	3.6%	978	79.0%
Taiwan	2,714	6.7%	3,729	6.0%	1,015	37.4%
South Korea	—	0.0%	1,270	2.1%	1,270	N/A
Singapore	—	0.0%	2,007	3.2%	2,007	N/A
Mexico	—	0.0%	748	1.2%	748	N/A
Segment Total	40,864	100.0%	60,241	97.5%	19,377	47.4%

Contract Manufacturing	—	0.0%	1,534	2.5%	1,534	N/A
Consolidated	$40,864	100.0%	$61,775	100.0%	$20,911	51.2%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 22.9% increase in the active Associate base and a 17.0% increase in the active Preferred Customer base for the first quarter of 2004 in markets that have been open longer than one year,

•                  Sales from South Korea, Singapore, and Mexico of $1.3 million, $2.0 million, and $0.7 million, respectively, which were not open during the first quarter of 2003, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $3.7 million.

Based on information currently available to the Company, we expect consolidated net sales in excess of $65 million for the second quarter of 2004.  We expect consolidated net sales to be in the range of $255 to $260 million for fiscal year 2004.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

Region	As of March 29, 2003		As of April 3, 2004		Change from Prior Year	Percent Change
United States	30,000	42.8%	38,000	39.6%	8,000	26.7%
Canada	18,000	25.7%	19,000	19.8%	1,000	5.6%
Australia-New Zealand	10,000	14.3%	13,000	13.5%	3,000	30.0%
Hong Kong	4,000	5.7%	4,000	4.2%	—	0.0%
Japan	2,000	2.9%	4,000	4.2%	2,000	100.0%
Taiwan	6,000	8.6%	8,000	8.3%	2,000	33.3%
South Korea	—	0.0%	3,000	3.1%	3,000	N/A
Singapore	—	0.0%	4,000	4.2%	4,000	N/A
Mexico	—	0.0%	3,000	3.1%	3,000	N/A
Total	70,000	100.0%	96,000	100.0%	26,000	37.1%

We believe that various factors contributed to the year-over-year first quarter increase in the active Associate base, including general enthusiasm created by international expansion, ongoing communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions held to motivate Associates.

Active Preferred Customers By Region

Region	As of March 29, 2003			As of April 3, 2004			Change from Prior Year	Percent Change
United States	29,000		61.7%	34,000		61.8%	5,000	17.2%
Canada	14,000		29.8%	16,000		29.1%	2,000	14.3%
Australia-New Zealand	4,000		8.5%	4,000		7.3%	—	0.0%
Hong Kong		**	0.0%	1,000		1.8%	1,000	N/A
Japan		**	0.0%		**	0.0%	—	N/A
Taiwan		**	0.0%		**	0.0%	—	N/A
South Korea	—		0.0%		**	0.0%	—	N/A
Singapore	—		0.0%		**	0.0%	—	N/A
Mexico	—		0.0%		**	0.0%	—	N/A
Total	47,000		100.0%	55,000		100.0%	8,000	17.0%

**  Active Preferred Customer count is less than 500.

Total Active Customers By Region

Region	As of March 29, 2003		As of April 3, 2004		Change from Prior Year	Percent Change
United States	59,000	50.4%	72,000	47.7%	13,000	22.0%
Canada	32,000	27.4%	35,000	23.2%	3,000	9.4%
Australia-New Zealand	14,000	12.0%	17,000	11.3%	3,000	21.4%
Hong Kong	4,000	3.4%	5,000	3.3%	1,000	25.0%
Japan	2,000	1.7%	4,000	2.6%	2,000	100.0%
Taiwan	6,000	5.1%	8,000	5.3%	2,000	33.3%
South Korea	—	0.0%	3,000	2.0%	3,000	N/A
Singapore	—	0.0%	4,000	2.6%	4,000	N/A
Mexico	—	0.0%	3,000	2.0%	3,000	N/A
Total	117,000	100.0%	151,000	100.0%	34,000	29.1%

Gross Profit.  Consolidated gross profit decreased to 75.6% of net sales for the quarter ended April 3, 2004 from 77.4% for the comparable quarter in 2003.  Gross profit in the Direct Selling segment for the quarter ended April 3, 2004 remained relatively constant as a percent of net sales for the segment at 77.6% compared to 77.4% for the same quarter in 2003.  The consolidated gross profit for the current quarter was negatively impacted by the absence of gross margins in our Contract Manufacturing segment.  We expect to see modest improvements to the gross profit margin in our Contract Manufacturing segment in the second quarter and as we go forward in 2004.

Additionally, we continued to encounter higher purchase prices for one of our key raw materials CoQ10 during the quarter ended April 3, 2004 due to a sustained shortage in supply.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives remained relatively constant at 39.2% of net segment sales during the first quarter of 2004, compared to 39.4% for the first quarter in 2003.

We believe that Associate incentives as a percentage of net segment sales for the remainder of fiscal 2004 will approximate the levels reported during the current year quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 21.5% of net sales for the quarter ended April 3, 2004 from 23.4% for the comparable quarter in 2003.  The decrease, as a percentage of net sales, can be primarily attributed to leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $3.7 million for the quarter ended April 3, 2004 when compared to first quarter of 2003.  The increase in selling, general and administrative expenses can be primarily attributed to the following factors:

•                  An increase in spending in many of our markets to support a growing Associate base and related sales,

•                  Spending in our newer markets of South Korea, Singapore, and Mexico, and

•                  Higher translated U.S. dollars of foreign currency expenses, totaling approximately $400,000, as a result of a weaker U.S. dollar.

Although we believe that selling, general and administrative expenses will continue to increase in absolute terms, we are also anticipating modest improvements for the remainder of 2004 as a percentage of net sales.

Other Income (Expense). Other income (expense) improved by $115,000 in the first quarter of 2004 when compared to the first quarter of 2003.  This increase in net other income can be primarily attributed to lower interest expense and foreign currency gains on outstanding intercompany balances, resulting from the continued weakening of the U.S. dollar.

Income Taxes.  Income taxes totaled 34.0% of earnings before income taxes for the first quarter of 2004, compared to 37.0% during the same period in 2003.  The effective tax rate in the first quarter of 2003 was based on an estimate of a 37.0% effective tax rate for the year, which was adjusted down to 33.5% at the end of 2003.  The change in the year-end effective tax rate was primarily due to the implementation of strategies that allowed us to take advantage of losses in our Japan subsidiary and the availability of higher foreign tax credits than previously anticipated.

The increase in the effective tax rate for the first quarter of 2004, compared to the year ended 2003 was primarily due to an increase in the effective federal income tax rate from 34% to 35% due to higher earnings and the utilization of a foreign tax credit carryforward in the tax year 2003 that will not occur again in the tax year 2004. The foreign tax credit carryforward utilized in 2003 lowered the effective tax rate as a result of decreasing a valuation allowance that had previously provided for the potential non-recovery of the foreign tax credit carryforwards prior to expiration.

Net Earnings.  Net earnings increased 73.8% to $6.2 million for the quarter ended April 3, 2004, an increase of $2.6 million from the $3.6 million reported for the comparable quarter in 2003.  The increase in net earnings can be attributed primarily to increased net sales and lower relative selling, general, and administrative expenses.

Diluted earnings per share improved to $0.30 for the first quarter of 2004, an increase of $0.13, or 76.5%, from the $0.17 reported for the comparable quarter in 2003.

Liquidity and Capital Resources

We have historically financed growth with cash flows from operations.  In the first quarter of 2004, net cash flows from operating activities totaled $7.8 million, compared to $7.1 million for the same period in 2003.  Cash and cash equivalents decreased to $14.9 million at April 3, 2004 from $19.0 million at January 3, 2004.  Additionally, net working capital declined to $13.5 million at April 3, 2004, compared to net working capital of $18.3 million at January 3, 2004.  The decrease in cash and cash equivalents and net working capital during the first quarter 2004 can be primarily attributed to the purchase of shares under the Company’s share repurchase plan totaling $8.2 million.

Effective April 23, 2004, we canceled our $10 million line of credit, and are currently in the process of negotiating a new line of credit.

We believe that current cash balances and cash provided by operations will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, and for other reasons.  Such financing may include the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 32 through 39.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

•                  Our ability to attract and maintain a sufficient number of Associates,

•                  High turnover of Associates,

•                  Our dependence upon a network marketing system to distribute our products,

•                  Activities of our independent Associates,

•                  Risks related to our expansion into international markets,

•                  Rigorous government scrutiny of network marketing practices,

•                  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,

•                  Reliance on key management personnel, including our Founder, Chairman of the Board of Directors, and Chief Executive Officer Myron W. Wentz, Ph.D.,

•                  Extensive government regulation of the Company’s products and manufacturing,

•                  Potential inability to sustain or manage growth, including the failure to continue to develop new products,

•                  Our reliance on information technology,

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

•                  Potential adverse effects of taxation and transfer pricing regulations,

•                  The fluctuation in the value of foreign currencies against the US dollar,

•                  Our reliance on outside suppliers for raw materials,

•                  Product liability claims and other manufacturing activity risks,

•                  Intellectual property risks particularly applicable to our business, and

•                  Liability claims associated with our “Athlete Guarantee” program.

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

Foreign Currency Risks.  Consolidated net sales outside the United States represented 51.1% and 53.6% of net sales for the quarters ended March 29, 2003 and April 3, 2004, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  We enter into forward and option contracts to hedge expected net cash flows from our foreign affiliates, which is primarily represented by intercompany cash transfers.  As of April 3, 2004, forward and option contracts were in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and New Taiwan Dollar.

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

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the quarters ended as of the dates indicated:

	Quarter Ended
	March 29, 2003		April 3, 2004
Canadian Dollar	1.51		1.32
Australian Dollar	1.69		1.31
New Zealand Dollar	1.82		1.48
Hong Kong Dollar	7.80		7.80
Japanese Yen	118.96		107.20
New Taiwan Dollar	34.63		33.30
Korean Won		*	1,169.56
Singapore Dollar		*	1.70
Mexican Peso **		*	11.04

*                 Market was not in operation during period indicated.

**          The Mexican Peso exchange rate for the quarter ended April 3, 2004 represents the average rate for the first month of Mexico operations that commenced in March 2004.

Interest Rate Risks.  As of April 3, 2004, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

(a)           Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 3, 2004, the Board of Directors approved the continuation of the Company’s share repurchase plan and has provided for the repurchase of up to one million shares, which was announced in a press release dated February 10, 2004.  Purchases made during the quarter ended April 3, 2004 and for each fiscal month are summarized in the following table:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

January 4, 2004 through February 7, 2004 (Fiscal January)	—	$—	—	$15,000

February 8, 2004 through March 6, 2004 (Fiscal February)	222	$29.22	222	$8,516

March 7, 2004 through April 3, 2004 (Fiscal March)	63	$28.36	63	$6,718
Total	285	$29.03	285

*                 At their April 2004 meeting, the Board of Directors approved an increase in the dollar amount that may be purchased under the Company’s share repurchase plan from $6.7 million up to $10.0 million.

Item 5.    OTHER INFORMATION

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including the Company.  The aggregate investment was $2,137 including $2,060 in cash and $77 for professional fees directly associated with the acquisition.  The purchase was made through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG.  The former employees of FMG, including its founders and primary creative directors, will continue to operate the business now owned by USANA.  See Note B to the consolidated financial statements (unaudited) at page 9 of this report.

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

10.2	Loan Modification Agreement by and between Seafirst Bank and USANA [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]

10.3	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.4	Amended Credit Agreement, dated March 26, 2001 [Incorporated by reference to Report on Form 10-K, filed March 30, 2001]

10.5	Amended Credit Agreement, dated April 17, 2002 [Incorporated by reference to Report on Form 10-Q for the period ended March 30, 2002]

10.6	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.7	Second Amendment to Credit Agreement, dated August 21, 2002 [Incorporated by reference to Current Report on Form 8-K, filed August 23, 2002]

10.8	Third Amendment to Credit Agreement, dated December 27, 2002 [Incorporated by reference to Report on Form 10-K, filed March 27, 2003]

10.9	Consent and Fourth Amendment to Credit Agreement, dated July 8, 2003 [Incorporated by reference to Report on Form 10-K, filed March 12, 2004]

10.10	Fifth Amendment to Credit Agreement, dated September 1, 2003 [Incorporated by reference to Report on Form 10-K, filed March 12, 2004]

10.11	Sixth Amendment to Credit Agreement, dated December 1, 2003 [Incorporated by reference to Report on Form 10-K, filed March 12, 2004]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On January 9, 2004, a Form 8-K was filed to update earnings estimates for the fourth quarter and fiscal year ended 2003.

On February 4, 2004, a Form 8-K was filed to disclose official financial results for the fourth quarter and fiscal year ended 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	May 11, 2004	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)