Form 10-Q
period 2004-07-03
USANA HEALTH SCIENCES INC
filed 2004-08-05
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2004 was 19,009,774.

On October 14, 2003, the registrant declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on October 30, 2003 to shareholders of record as of October 24, 2003.  Outstanding common stock data in this report for periods prior to October 30, 2003 have been adjusted to reflect the stock split.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 3, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 3, 2004	July 3, 2004
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,965	$13,798
Inventories, net	14,069	13,574
Prepaid expenses and other current assets	3,294	3,658
Deferred income taxes	1,921	1,669

Total current assets	38,249	32,699

Property and equipment, net	20,195	24,062

Goodwill	4,267	5,690

Other assets	2,416	2,498

	$65,127	$64,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,215	$4,103
Other current liabilities	14,704	15,197

Total current liabilities	19,919	19,300

Other long-term liabilities	837	772

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 19,470 as of January 3, 2004 and 19,170 as of July 3, 2004	19	19
Additional paid-in capital	14,187	11,547
Retained earnings	28,935	32,169
Accumulated other comprehensive income	1,230	1,142

Total stockholders’ equity	44,371	44,877

	$65,127	$64,949

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	June 28, 2003	July 3, 2004

Net sales	$47,157	$67,246

Cost of sales	10,417	16,195

Gross profit	36,740	51,051

Operating expenses:
Associate incentives	18,662	25,556
Selling, general and administrative	10,574	13,656
Research and development	373	607

Total operating expenses	29,609	39,819

Earnings from operations	7,131	11,232

Other income (expense):
Interest income	21	36
Interest expense	(1)	—
Other, net	(248)	(37)

Total other expense	(228)	(1)

Earnings before income taxes	6,903	11,231

Income taxes	2,554	3,818

Net earnings	$4,349	$7,413

Earnings per common share
Basic	$0.23	$0.39
Diluted	$0.20	$0.36

Weighted average common and dilutive common equivalent shares outstanding
Basic	19,087	19,199
Diluted	21,450	20,523

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Six Months Ended
	(unaudited)
	June 28, 2003	July 3, 2004

Net sales	$88,021	$129,021

Cost of sales	19,637	31,253

Gross profit	68,384	97,768

Operating expenses:
Associate incentives	34,759	49,168
Selling, general and administrative	20,146	26,918
Research and development	707	1,185

Total operating expenses	55,612	77,271

Earnings from operations	12,772	20,497

Other income (expense):
Interest income	41	86
Interest expense	(48)	—
Other, net	(187)	62

Total other income (expense)	(194)	148

Earnings before income taxes	12,578	20,645

Income taxes	4,654	7,019

Net earnings	$7,924	$13,626

Earnings per common share
Basic	$0.42	$0.71
Diluted	$0.37	$0.66

Weighted average common and dilutive common equivalent shares outstanding
Basic	18,853	19,288
Diluted	21,247	20,688

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 28, 2003 and July 3, 2004

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Six Months Ended June 28, 2003

Balance at December 28, 2002	18,273	$18	$3,666	$14,520	$(111)	$18,093

Comprehensive income
Net earnings	—	—	—	7,924	—	7,924
Foreign currency translation adjustment	—	—	—	—	892	892

Comprehensive income						8,816

Common stock retired	(87)	—	(254)	(894)	—	(1,148)

Common stock issued under stock option plan, including tax benefit of $3,007	1,038	1	5,338	—	—	5,339

Balance at June 28, 2003	19,224	$19	$8,750	$21,550	$781	$31,100

For the Six Months Ended July 3, 2004

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

Comprehensive income
Net earnings	—	—	—	13,626	—	13,626
Foreign currency translation adjustment	—	—	—	—	(88)	(88)

Comprehensive income						13,538

Common stock retired	(524)	—	(4,505)	(10,392)	—	(14,897)

Common stock issued under stock option plan, including tax benefit of $1,372	224	—	1,865	—	—	1,865

Balance at July 3, 2004	19,170	$19	$11,547	$32,169	$1,142	$44,877

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2003	July 3, 2004

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$7,924	$13,626
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,839	2,255
Gain on sale of property and equipment	(24)	(2)
Deferred income taxes	(257)	174
Allowance for inventory valuation	1,187	553
Changes in operating assets and liabilities:
Inventories	(1,097)	(34)
Prepaid expenses and other assets	80	(246)
Accounts payable	1,730	(1,144)
Other current liabilities	5,667	1,688

Total adjustments	9,125	3,244

Net cash provided by operating activities	17,049	16,870

Cash flows from investing activities
Acquisition, net of cash acquired	—	(2,140)
Purchases of property and equipment	(2,115)	(5,349)
Proceeds from the sale of property and equipment	40	21

Net cash used in investing activities	(2,075)	(7,468)

The accompanying notes are an integral part of these statements.

	Six Months Ended
	June 28, 2003	July 3, 2004

Cash flows from financing activities
Principal payments of long-term debt	(6,000)	—
Net proceeds from the sale of common stock	2,332	493
Redemption of common stock	(1,148)	(14,897)
Decrease in line of credit	(2,913)	—
Payments on capital lease obligations	(91)	—

Net cash used in financing activities	(7,820)	(14,404)

Effect of exchange rate changes on cash and cash equivalents	124	(165)

Net increase (decrease) in cash and cash equivalents	7,278	(5,167)

Cash and cash equivalents, beginning of period	6,686	18,965

Cash and cash equivalents, end of period	$13,964	$13,798

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$65	$—
Income taxes	1,167	5,727

Non-cash activities

In February 2004, the Company acquired FMG Productions, LLC for $2,060 in cash.  In conjunction with the acquisition, liabilities totaling $80 were assumed for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 3, 2004, and results of operations for the quarters and six months ended June 28, 2003 and July 3, 2004.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  The results of operations for the quarter and six months ended July 3, 2004 may not be indicative of the results that may be expected for the fiscal year ending January 1, 2005.

NOTE A –  STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters and six months ended June 28, 2003 and July 3, 2004.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.  The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended		Six Months Ended
		June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004

Net earnings	As reported	$4,349	$7,413	$7,924	$13,626

	Pro forma	$4,229	$6,973	$7,696	$12,962

Earnings per share - basic	As reported	$0.23	$0.39	$0.42	$0.71

	Pro forma	$0.22	$0.36	$0.41	$0.67

Earnings per share - diluted	As reported	$0.20	$0.36	$0.37	$0.66

	Pro forma	$0.20	$0.34	$0.36	$0.63

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the periods indicated:

	Quarter Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004

Expected volatility	*	*	77%	76%
Risk free interest rate	*	*	3.86%	4.02%
Expected life	*	*	10 yrs.	10 yrs.
Expected dividend yield	*	*	0%	0%
Weighted average fair value of options granted**	*	*	$7.90	$29.72

*                      No grants were issued during the quarters ended June 28, 2003 and July 3, 2004.

**               All options during the periods indicated have been granted at the market price on the date of grant, which is established by averaging the closing price of the Company’s common stock over the ten trading days preceding the date of grant.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Additionally, the Company’s employee stock options have characteristics significantly different from those of traded options, including long vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate.  Management believes the best assumptions available were used to value the options and that the resulting option values were reasonable as of the dates the options were granted.

NOTE B – ACQUISITIONS

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including the Company.  The aggregate investment was $2,140 including $2,060 in cash and $80 for professional fees directly associated with the acquisition.  The purchase was made through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG.  The former employees of FMG, including its founders and primary creative directors, will continue to operate the business now owned by USANA.  The Company expects to realize future benefits from this acquisition primarily through the motivation and training of its independent Associates.

The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” and, as such, the results of operations for FMG have been included in the consolidated financial statements since the effective date of the acquisition.  The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized on the following page:

At February 1, 2004
Assets acquired
Accounts receivable	$133
Property and equipment	790
Goodwill	1,423

Total assets acquired	2,346

Liabilities assumed
Accounts payable	23
Deferred revenue	94
Other liabilities	89

Total liabilities assumed	206

Net assets acquired	$2,140

Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized; however, it will be tested at least annually for impairment.

NOTE C – INVENTORIES

Inventories consist of the following:

	January 3, 2004	July 3, 2004

Raw materials	$5,498	$5,799
Work in progress	2,497	2,350
Finished goods	7,563	6,455

	15,558	14,604

Less allowance for inventory valuation	1,489	1,030

	$14,069	$13,574

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3, 2004	July 3, 2004
Prepaid expenses
Miscellaneous receivables, net	$1,376	$1,127
Other current assets	1,449	1,959
	469	572

	$3,294	$3,658

NOTE E – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 3, 2004	July 3, 2004

Buildings	40	$8,120	$9,283
Laboratory and production equipment	5-7	6,879	7,897
Sound and video library	5	—	600
Computer equipment and software	3-5	18,702	21,782
Furniture and fixtures	3-5	2,227	2,290
Automobiles	3-5	180	200
Leasehold improvements	3-5	1,626	2,282
Land improvements	15	931	931

		38,665	45,265

Less accumulated depreciation and amortization		21,740	23,718

		16,925	21,547

Land		1,773	1,899

Deposits and projects in process		1,497	616

		$20,195	$24,062

NOTE F – GOODWILL

Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired.  As of July 3, 2004, goodwill totaled $5,690, comprised of $4,267 associated with the July 1, 2003 acquisition of Wasatch Product Development, Inc. (WPD) and $1,423 in connection with the February 1, 2004 acquisition of FMG.  No events have occurred subsequent to either acquisition that have resulted in an impairment of the original goodwill amounts initially recorded from the transactions.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess.

During June 2004, an independent third party conducted the annual impairment test of goodwill related to the acquisition of WPD.  The fair market value of the net assets of WPD was estimated using widely accepted valuation methods, including both a market approach and an income approach.  In determining the fair market value as part of the impairment test, certain assumptions were used to project future results that management believes are reasonable, given current facts and circumstances; however, there can be no assurance that, under the assumptions used, these projections will materialize.  Based upon the results of the independent appraisal, the fair market value of the net assets of WPD has been determined to be in excess of the carrying amount of the net assets, and, therefore, no impairment loss for goodwill has been recognized.

The changes in the carrying amount of goodwill by acquired subsidiary for the six months ended July 3, 2004, are as follows:

	WPD	FMG	Consolidated Total

Balance at January 3, 2004	$4,267	$—	$4,267

Goodwill acquired	—	1,423	1,423

Impairment adjustments	—	—	—

Balance at July 3, 2004	$4,267	$1,423	$5,690

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3, 2004	July 3, 2004

Associate incentives	$2,692	$2,390
Accrued compensation	4,186	2,988
Income taxes	1,255	1,540
Sales taxes	1,667	1,769
Associate promotions	29	1,515
Deferred revenue	1,404	1,788
Provision for returns and allowances	998	1,142
Accrued loss on foreign currency forwards	337	—
All other	2,136	2,065

	$14,704	$15,197

NOTE H – COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	June 28, 2003	July 3, 2004
Earnings available to common shareholders	$4,349	$7,413

Basic EPS

Shares
Common shares outstanding entire period	18,273	19,470
Weighted average common shares:
Issued during period	864	180
Canceled during period	(50)	(451)
Weighted average common shares outstanding during period	19,087	19,199
Earnings per common share - basic	$0.23	$0.39

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	19,087	19,199
Dilutive effect of stock options	2,363	1,324
Weighted average shares outstanding during period - diluted	21,450	20,523
Earnings per common share - diluted	$0.20	$0.36

Options to purchase 390 shares of stock were not included in the computation of EPS for the quarter ended July 3, 2004 due to their exercise price being greater than the average market price of the shares.  For the quarter ended June 28, 2003, all options were included in the computation of EPS.

	For the Six Months Ended
	June 28, 2003	July 3, 2004
Earnings available to common shareholders	$7,924	$13,626

Basic EPS

Shares
Common shares outstanding entire period	18,273	19,470
Weighted average common shares:
Issued during period	605	104
Canceled during period	(25)	(286)
Weighted average common shares outstanding during period	18,853	19,288
Earnings per common share - basic	$0.42	$0.71

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	18,853	19,288
Dilutive effect of stock options	2,394	1,400
Weighted average shares outstanding during period - diluted	21,247	20,688
Earnings per common share - diluted	$0.37	$0.66

Options to purchase 290 shares of stock were not included in the computation of EPS for the six months ended July 3, 2004 due to their exercise price being greater than the average market price of the shares.  For the six months ended June 28, 2003, all options to purchase shares of stock were included in the computation of EPS.

During the six months ended July 3, 2004, the Company expended $14,897 to purchase 524 shares under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

NOTE I – SEGMENT INFORMATION

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

Segment profit or loss is based on profit or loss from operations before income taxes.  Interest income and expense, as well as income taxes, are not included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

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

Direct Selling

The Direct Selling segment comprises the Company’s principal line of business: developing, manufacturing, and distributing nutritional and personal care products.  Products are distributed through a network marketing system using independent distributors referred to as “Associates.”  Products are also sold directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  Sales to Associates and Preferred Customers are reported for seven operating geographic regions including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.  Operations are located in Draper, Utah and sales are made to a limited number of customers.

Sales made by the Contract Manufacturing segment to one customer accounted for 78%, or approximately $2,420, of segment revenues for the quarter ended July 3, 2004.  No other individual customer accounted for 10% or more of segment net revenues.

Financial information summarized by operating segment and geographic region for the quarters ended June 28, 2003 and July 3, 2004 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes
Quarter ended June 28, 2003:

North America	$33,155	$8,543	$6,620
Australia - New Zealand	7,084	503	823
Hong Kong	2,105	—	346
Japan (2)	1,445	—	(748)
Taiwan	3,368	—	932

Reportable Segments Total	47,157	9,046	7,973

Unallocated and Other (4)	—	(9,046)	(1,070)

Consolidated Total	$47,157	$—	$6,903

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes
Quarter ended July 3, 2004:

Direct Selling

North America (1)	$42,415	$11,598	$11,389
Australia - New Zealand	8,471	912	514
Hong Kong	2,750	—	277
Japan (2)	2,176	—	(602)
Taiwan	3,898	—	(76)
South Korea	1,804	—	(66)
Singapore	2,612	—	234

Segment Total	64,126	12,510	11,670

Contract Manufacturing (3)	3,120	192	190

Reportable Segments Total	67,246	12,702	11,860

Unallocated and Other (4)	—	(12,702)	(629)

Consolidated Total	$67,246	$—	$11,231

Financial information summarized by operating segment and geographic region for the six months ended June 28, 2003 and July 3, 2004 is listed below:

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended June 28, 2003:

North America	$62,854	$13,275	$12,154	$22,591	$42,291
Australia - New Zealand	12,407	913	1,510	286	2,698
Hong Kong	3,995	—	572	201	1,150
Japan (2)	2,683	—	(1,519)	1,189	2,072
Taiwan	6,082	—	1,486	341	2,749

Reportable Segments Total	88,021	14,188	14,203	24,608	50,960

Unallocated and Other (4)	—	(14,188)	(1,625)	(3,809)	(3,118)

Consolidated Total	$88,021	$—	$12,578	$20,799	$47,842

	Revenues from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended July 3, 2004:

Direct Selling

North America (1)	$82,701	$20,921	$22,018	$37,733	$55,049
Australia - New Zealand	16,747	1,584	(294)	223	5,038
Hong Kong	5,207	—	485	210	2,977
Japan (2)	4,392	—	(1,065)	1,009	2,396
Taiwan	7,627	—	(562)	368	2,046
South Korea	3,074	—	(710)	797	2,206
Singapore	4,619	—	460	295	2,631

Segment Total	124,367	22,505	20,332	40,635	72,343

Contract Manufacturing (3)	4,654	680	(124)	5,923	9,510

Reportable Segments Total	129,021	23,185	20,208	46,558	81,853

Unallocated and Other (4)	—	(23,185)	437	(14,308)	(16,904)

Consolidated Total	$129,021	$—	$20,645	$32,250	$64,949

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

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of July 3, 2004, we had 104,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, and the United Kingdom.  We also sell products directly to “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of July 3, 2004, we had 59,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 15% of net sales for the Direct Selling segment during the second quarter of 2004.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2004 will end on January 1, 2005 and is a 52-week year.  Fiscal year 2003 ended on January 3, 2004 and was a 53-week year.

As discussed more fully in Note I – Segment Information, beginning on page 14 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers. Prior to the third quarter of 2003, the USANA® Nutritionals product line was comprised of the Essentials and Optimizers product categories.  At our Annual International Convention in September 2003, we announced that the L·E·A·N Lifelong™ brand name would be discontinued and that the weight management products associated with this brand were to be sold under the new Macro Optimizers classification within the USANA® Nutritionals product line.  This transition was made to simplify the overall product story, which our Associates share with prospects. The change includes a shift away from a low-fat/weight-loss positioning to a focus on low-glycemic carbohydrates, soy protein and dietary fiber, as well as the specific health benefits associated with these ingredients.

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

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products.  These resource materials or sales aids include product brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to Associates.  We also write and develop our own materials for audio and videotapes, which are produced by FMG and third parties.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales aids or starter kits.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the six months ended as of the dates indicated:

	Sales By Product Line * Six Months Ended
Product Line	June 28, 2003	July 3, 2004
USANA® Nutritionals
Essentials **	39%	38%
Optimizers	34%	34%
Macro Optimizers	8%	10%
Sensé – beautiful science®	14%	13%
All Other	5%	5%

*              Product sales previously categorized as Combination Packs have been allocated to their respective product lines based on the weighted average price of the product components that comprise each pack.

**       The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the six months ended July 3, 2004.

USANA® Essentials	25%
HealthPak 100™	11%
Proflavanol®	10%

Results of Operations

Quarters Ended June 28, 2003 and July 3, 2004

Net Sales.  Net sales increased 42.6% to $67.2 million for the quarter ended July 3, 2004, an increase of $20.0 million from $47.2 million for the comparable quarter in 2003.  The increase was comprised of $16.9 million associated with our Direct Selling segment and $3.1 million associated with our Contract Manufacturing segment acquired in July 2003.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal quarters ended June 28, 2003 and July 3, 2004.

	Sales By Segment and Region (in thousands) Quarter Ended				Change from	Percent
Segment / Region	June 28, 2003		July 3, 2004		Prior Year	Change

Direct Selling
United States	$21,884	46.4%	$27,821	41.4%	$5,937	27.1%
Canada	11,271	23.9%	12,378	18.4%	1,107	9.8%
Australia-New Zealand	7,084	15.0%	8,471	12.6%	1,387	19.6%
Hong Kong	2,105	4.5%	2,750	4.1%	645	30.6%
Japan	1,445	3.1%	2,176	3.2%	731	50.6%
Taiwan	3,368	7.1%	3,898	5.8%	530	15.7%
South Korea	—	0.0%	1,804	2.7%	1,804	N/A
Singapore	—	0.0%	2,612	3.9%	2,612	N/A
Mexico	—	0.0%	2,216	3.3%	2,216	N/A
Segment Total	47,157	100.0%	64,126	95.4%	16,969	36.0%

Contract Manufacturing	—	0.0%	3,120	4.6%	3,120	N/A

Consolidated	$47,157	100.0%	$67,246	100.0%	$20,089	42.6%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 16.9% increase in the active Associate base and an 18.0% increase in the active Preferred Customer base for the second quarter of 2004 in markets that have been open longer than one year,

•                  Sales from South Korea, Singapore, and Mexico, which were not open during the second quarter of 2003, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $1.5 million.

Contract Manufacturing net sales for the quarter ended July 3, 2004 were positively affected by a higher than normal backlog of sales orders accumulated in the first quarter, during facility construction upgrades, which were subsequently filled in the second quarter.  We believe that Contract Manufacturing net sales for the third quarter 2004 will be approximately $2.0 million.

Based on information currently available to the Company, we expect consolidated net sales to approach $69 million for the third quarter of 2004.  We expect consolidated net sales to approach $270 million for fiscal year 2004.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

Region	As of June 28, 2003		As of July 3, 2004		Change from Prior Year	Percent Change
United States	32,000	41.5%	40,000	38.5%	8,000	25.0%
Canada	18,000	23.4%	20,000	19.2%	2,000	11.1%
Australia-New Zealand	12,000	15.6%	13,000	12.5%	1,000	8.3%
Hong Kong	4,000	5.2%	5,000	4.8%	1,000	25.0%
Japan	3,000	3.9%	4,000	3.8%	1,000	33.3%
Taiwan	8,000	10.4%	8,000	7.7%	—	0.0%
South Korea	—	0.0%	3,000	2.9%	3,000	N/A
Singapore	—	0.0%	6,000	5.8%	6,000	N/A
Mexico	—	0.0%	5,000	4.8%	5,000	N/A

Total	77,000	100.0%	104,000	100.0%	27,000	35.1%

We believe that various factors contributed to the year-over-year second quarter increase in the active Associate base, including new market openings, ongoing communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions held to motivate Associates.

Active Preferred Customers By Region

Region	As of June 28, 2003		As of July 3, 2004		Change from Prior Year	Percent Change
United States	30,000	60.0%	36,000	61.0%	6,000	20.0%
Canada	15,000	30.0%	16,000	27.1%	1,000	6.7%
Australia-New Zealand	4,000	8.0%	5,000	8.5%	1,000	25.0%
Hong Kong	1,000	2.0%	1,000	1.7%	—	0.0%
Japan	**	0.0%	**	0.0%	—	N/A
Taiwan	**	0.0%	1,000	1.7%	1,000	N/A
South Korea	—	0.0%	**	0.0%	—	N/A
Singapore	—	0.0%	**	0.0%	—	N/A
Mexico	—	0.0%	**	0.0%	—	N/A

Total	50,000	100.0%	59,000	100.0%	9,000	18.0%

**Active Preferred Customer count is less than 500.

Total Active Customers By Region

Region	As of June 28, 2003		As of July 3, 2004		Change from Prior Year	Percent Change
United States	62,000	48.8%	76,000	46.6%	14,000	22.6%
Canada	33,000	26.0%	36,000	22.1%	3,000	9.1%
Australia-New Zealand	16,000	12.6%	18,000	11.0%	2,000	12.5%
Hong Kong	5,000	3.9%	6,000	3.7%	1,000	20.0%
Japan	3,000	2.4%	4,000	2.5%	1,000	33.3%
Taiwan	8,000	6.3%	9,000	5.5%	1,000	12.5%
South Korea	—	0.0%	3,000	1.8%	3,000	N/A
Singapore	—	0.0%	6,000	3.7%	6,000	N/A
Mexico	—	0.0%	5,000	3.1%	5,000	N/A

Total	127,000	100.0%	163,000	100.0%	36,000	28.3%

Gross Profit.  Consolidated gross profit decreased to 75.9% of net sales for the quarter ended July 3, 2004 from 77.9% for the comparable quarter in 2003.  This decrease in consolidated gross profit can be primarily attributed to increased sales from our Contract Manufacturing segment, which has significantly lower gross profit margins than that of our Direct Selling segment.

Gross profit for the Contract Manufacturing segment was 16.3% of net segment sales for the quarter ended July 3, 2004.  We anticipate modest sequential improvements to the gross profit margin in our Contract Manufacturing segment during the remainder of fiscal 2004.

Gross profit in the Direct Selling segment, for the quarter ended July 3, 2004, improved to 78.8% of net segment sales from 77.9% for the comparable quarter in 2003.  This increase primarily resulted from improved cost efficiencies generated from procurement and production activities and leverage benefits of fixed costs on a rising sales base.

We continued to encounter higher purchase prices for one of our raw materials, CoQ10, during the quarter ended July 3, 2004, due to a persistent shortage in supply.  We expect sustained pressure on the gross profit margin for our Direct Selling segment from higher purchase prices for CoQ10, until suppliers re-tool their manufacturing facilities to increase production capacity in order to meet rising demand.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 39.9% of net segment sales during the second quarter of 2004, compared to 39.6% for the second quarter in 2003.  The modest increase in Associate incentives relative to net sales was the result of various incentive programs that took place during the current year quarter.

We believe that Associate incentives as a percentage of net segment sales for the third quarter of 2004 will be slightly lower due to an anticipated increase in sales of non-commissionable items such as sales aids and logo merchandise at our Annual International Convention, which will be held in September 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 20.3% of net sales for the quarter ended July 3, 2004 from 22.4% for the comparable quarter in 2003.  The decrease, as a percentage of net sales, can be attributed to leverage generated on an increasing sales base and lower relative selling, general and administrative expense in our Contract Manufacturing segment.

In absolute terms, selling, general and administrative expenses increased by $3.1 million for the quarter ended July 3, 2004 when compared to second quarter of 2003.  The increase in selling, general and administrative expenses can be primarily attributed to an increase in spending in many of our markets to support a growing Associate base and related sales, and spending in our newer markets of South Korea, Singapore, and Mexico.

We believe that selling, general and administrative expenses, as a percentage of net sales during the third quarter 2004, will be modestly higher than second quarter 2004 due to increased expenses related to our upcoming Annual International Convention in September of 2004 and lower third quarter sales expected from our Contract Manufacturing segment.

Other Income (Expense). Other income (expense) improved by $227,000 in the second quarter of 2004 when compared to the second quarter of 2003.  This increase in net other income can be primarily attributed to lower foreign currency losses incurred during the current year quarter.

Net Earnings.  Net earnings increased 70.5% to $7.4 million for the quarter ended July 3, 2004, an increase of $3.1 million from $4.3 million for the comparable quarter in 2003.  The increase in net earnings can be attributed primarily to higher net sales and lower relative selling, general, and administrative expenses.

Diluted earnings per share improved to $0.36 for the second quarter of 2004, an increase of $0.16, or 80.0%, from the $0.20 reported for the comparable quarter in 2003.

We expect earnings per share for the third quarter 2004 to be in the range of $0.36 to $0.38.  For the fiscal year ended 2004, we expect earnings per share between $1.42 and $1.44.

Six Months Ended June 28, 2003 and July 3, 2004

Net Sales.  Consolidated net sales increased 46.6% to $129.0 million for the six months ended July 3, 2004, an increase of $41.0 million from $88.0 million for the comparable six-month period in 2003.  The increase primarily consisted of $36.3 million attributable to the Direct Selling segment.  The Contract Manufacturing segment acquired at the beginning of the third quarter 2003 contributed $4.7 million to the increase in consolidated net sales.

The following table summarizes the growth in net sales by segment and geographic region for the six months ended June 28, 2003 and July 3, 2004.

	Sales By Segment and Region (in thousands) Six Months Ended				Change from	Percent
Segment / Region	June 28, 2003		July 3, 2004		Prior Year	Change

Direct Selling
United States	$41,873	47.6%	$54,922	42.6%	$13,049	31.2%
Canada	20,981	23.8%	24,815	19.2%	3,834	18.3%
Australia-New Zealand	12,407	14.1%	16,747	13.0%	4,340	35.0%
Hong Kong	3,995	4.5%	5,207	4.0%	1,212	30.3%
Japan	2,683	3.0%	4,392	3.4%	1,709	63.7%
Taiwan	6,082	7.0%	7,627	5.9%	1,545	25.4%
South Korea	—	0.0%	3,074	2.4%	3,074	N/A
Singapore	—	0.0%	4,619	3.6%	4,619	N/A
Mexico	—	0.0%	2,964	2.3%	2,964	N/A
Segment Total	88,021	100.0%	124,367	96.4%	36,346	41.3%

Contract Manufacturing	—	0.0%	4,654	3.6%	4,654	N/A

Consolidated	$88,021	100.0%	$129,021	100.0%	$41,000	46.6%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  An increase in the active customer base in markets that have been open longer than one year,

•                  Sales from South Korea, Singapore, and Mexico, which were not open during the second quarter of 2003, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $5.2 million.

Gross Profit.  Consolidated gross profit decreased to 75.8% of net sales for the six months ended July 3, 2004 from 77.7% for the comparable period in 2003.  Direct Selling’s gross profit improved modestly to 78.2% of net sales for the segment from 77.7% for the six months ended June 28, 2003, primarily resulting from improved cost efficiencies generated from procurement and production activities and leverage benefits of fixed costs on a rising sales base.

Gross profit for the Contract Manufacturing segment was 10.0% for the six months ended July 3, 2004.  This relatively low gross profit margin was primarily a result of construction upgrades that took place during the first quarter of 2004 to get the manufacturing facility operating at the pharmaceutical level for good manufacturing practices.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percent of net sales for the segment.  Associate incentives remained constant at 39.5% of net segment sales for the six months ended July 3, 2004 and the comparable period in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 20.9% of net sales for the six months ended July 3, 2004 from 22.9% for the comparable period in 2003.  The decrease, as a percentage of net sales, can be primarily attributed to leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $6.8 million for the six months ended July 3, 2004, when compared to the first six months of 2003, the majority of which can be attributed to the Direct Selling segment.  The increase in selling, general and administrative expenses can be primarily attributed to an increase in spending in many of our markets to support a growing Associate base and related sales, as well as spending in our newer markets of South Korea and Singapore.

Other Income (Expense).  Other income (expense) changed from net other expense of $194,000 for the first six months of 2003 to net other income of $148,000 for the comparable period in 2004.  This improvement in net other income of $342,000 can, in great part, be attributed to a change from foreign currency losses for the first six months of 2003 compared to modest foreign currency gains for the comparable period of 2004.  Additionally, lower interest expense and higher interest income also contributed to the improvement in net other income.

Income Taxes.  Income taxes totaled 34.0% of earnings before income taxes for the first six months of 2004, compared to 33.5% for the full fiscal year 2003.  The increase in the effective tax rate for the first six months of 2004, compared to the effective tax rate for the full fiscal year 2003, was primarily due to an increase in the effective federal income tax rate from 34% to 35% because of higher expected earnings and the utilization of a foreign tax credit carryforward in the tax year 2003 that will not occur again in the tax year 2004.  The foreign tax credit carryforward utilized in 2003 lowered the effective tax rate as a result of decreasing a valuation allowance that had previously provided for the potential non-recovery of the foreign tax credit carryforwards prior to expiration.

Net Earnings.  Net earnings increased 72.0% to $13.6 million for the six months ended July 3, 2004, an increase of $5.7 million from $7.9 million for the comparable period in 2003.  The increase in net earnings can be attributed primarily to increased net sales and lower relative selling, general and administrative expenses.

Diluted earnings per share improved to $0.66 for the first six months of 2004, an increase of $0.29, or 78.4%, from the $0.37 reported for the comparable period in 2003.

Liquidity and Capital Resources

We have historically financed growth with cash flows from operations.  In the first six months of 2004, net cash flows from operating activities totaled $16.9 million, compared to $17.0 million for the same period in 2003.  Cash and cash equivalents decreased to $13.8 million at July 3, 2004 from $19.0 million at January 3, 2004.  Additionally, net working capital declined to $13.4 million at July 3, 2004, compared to net working capital of $18.3 million at January 3, 2004.  The decrease in cash and cash equivalents and net working capital during the first six months of 2004 can be primarily attributed to the purchase of shares under the Company’s share repurchase plan totaling $14.9 million.

On June 16, 2004, we entered into a new agreement with a financial institution to provide a credit facility consisting of a $10 million two-year revolving line of credit.  The credit facility has been secured through a pledge of the capital stock of first-tier material subsidiaries.  At July 3, 2004, we had no amounts outstanding on the line of credit.  The credit facility contains restrictive covenants requiring that we maintain certain financial ratios.  As of July 3, 2004, we were in compliance with these covenants.

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

Foreign Currency Risks.  Consolidated net sales outside the United States represented 52.4% and 53.8% of net sales for the six months ended June 28, 2003 and July 3, 2004, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  We enter into forward and option contracts to hedge expected net cash flows from our foreign affiliates, which is primarily represented by intercompany cash transfers.  During the six months ended July 3, 2004, forward and option contracts were in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and New Taiwan Dollar.

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

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004

Canadian Dollar	1.40	1.36	1.45	1.34
Australian Dollar	1.56	1.40	1.62	1.35
New Zealand Dollar	1.76	1.59	1.79	1.54
Hong Kong Dollar	7.80	7.80	7.80	7.80
Japanese Yen	118.48	109.74	118.72	108.43
New Taiwan Dollar	34.67	33.30	34.65	33.31
Korean Won	*	1,162.47	*	1,166.37
Singapore Dollar	*	1.70	*	1.70
Mexican Peso **	*	11.41	*	11.32

*                 Market was not in operation during period indicated.

**          The six-month 2004 Mexican Peso exchange rate represents the average for the first four months of Mexico operations that commenced in March 2004.

Interest Rate Risks.  As of July 3, 2004, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

(a)                                  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchases made during the quarter ended July 3, 2004 and for each fiscal month are summarized in the following table:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

April 4, 2004 through May 8, 2004 (Fiscal April)	195	$28.48	195	$1,156

May 9, 2004 through June 5, 2004 (Fiscal May)	44	$24.96	44	$70

June 6, 2004 through July 3, 2004 (Fiscal June)	—	$—	—	$70

Total	239	$27.84	239

*                 At their July 2004 meeting, the Board of Directors approved an increase in the dollar amount that may be purchased under the Company’s share repurchase plan from $70.0 thousand up to $10.0 million.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on April 21, 2004, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of five directors, and

(2)          Ratification of the Board’s selection of Grant Thornton LLP as our independent certified public accountants.

A total of 17,423,547 shares (approximately 90%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	17,246,021	177,526
Ronald S. Poelman	17,318,351	105,196
Robert Anciaux	17,311,598	111,949
Denis E. Waitley, PhD	17,231,731	191,816
Jerry G. McClain	17,318,109	105,438

2.               For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
17,329,169	89,592	4,786

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.2	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.3	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc.

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K.

On April 20, 2004, a Form 8-K was filed to disclose financial results for the first quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	August 5, 2004	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)