Form 10-Q
period 2004-10-02
USANA HEALTH SCIENCES INC
filed 2004-11-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2004 was 19,092,228.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 2, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 3,	October 2,
	2004	2004
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,965	$21,445
Inventories, net	14,069	16,195
Prepaid expenses and other current assets	3,294	3,353
Deferred income taxes	1,921	2,316

Total current assets	38,249	43,309

Property and equipment, net	20,195	23,689

Goodwill	4,267	5,690

Other assets	2,416	2,597
	$65,127	$75,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,215	$8,029
Other current liabilities	14,704	18,618

Total current liabilities	19,919	26,647

Deferred income taxes	837	911

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 19,470 as of January 3, 2004 and 19,062 as of October 2, 2004	19	19

Additional paid-in capital	14,187	11,141
Retained earnings	28,935	35,193
Accumulated other comprehensive income	1,230	1,374

Total stockholders’ equity	44,371	47,727
	$65,127	$75,285

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Quarter Ended
	(unaudited)
	September 27, 2003	October 2, 2004

Net sales	$52,506	$68,673

Cost of sales	11,364	16,732

Gross profit	41,142	51,941

Operating expenses:
Associate incentives	20,332	26,210
Selling, general and administrative	11,926	13,141
Research and development	379	450

Total operating expenses	32,637	39,801

Earnings from operations	8,505	12,140

Other income (expense):
Interest income	42	56
Other, net	483	(569)

Total other income (expense)	525	(513)

Earnings before income taxes	9,030	11,627

Income taxes	2,974	3,631

Net earnings	$6,056	$7,996

Earnings per common share
Basic	$0.32	$0.42
Diluted	$0.28	$0.39

Weighted average common shares outstanding
Basic	19,057	19,052
Diluted	21,383	20,296

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Nine Months Ended
	(unaudited)
	September 27,	October 2,
	2003	2004

Net sales	$140,527	$197,694

Cost of sales	31,001	47,985

Gross profit	109,526	149,709

Operating expenses:
Associate incentives	55,091	75,378
Selling, general and administrative	32,072	40,059
Research and development	1,086	1,635

Total operating expenses	88,249	117,072

Earnings from operations	21,277	32,637

Other income (expense):
Interest income	83	142
Interest expense	(48)	—
Other, net	296	(507)

Total other income (expense)	331	(365)

Earnings before income taxes	21,608	32,272

Income taxes	7,628	10,650

Net earnings	$13,980	$21,622

Earnings per common share
Basic	$0.74	$1.13
Diluted	$0.66	$1.05

Weighted average common shares outstanding
Basic	18,923	19,209
Diluted	21,294	20,557

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 27, 2003 and October 2, 2004

(in thousands)

(unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Value				Total

For the Nine Months Ended September 27, 2003

Balance at December 28, 2002	18,273	$18	$3,666	$14,520	$(111)	$18,093

Comprehensive income
Net earnings	—	—	—	13,980	—	13,980
Foreign currency translation adjustment	—	—	—	—	971	971

Comprehensive income						14,951

Common stock retired	(472)	—	(1,835)	(6,402)	—	(8,237)

Common stock issued under stock option plan, including tax benefit of $4,498	1,246	1	7,120	—	—	7,121

Balance at September 27, 2003	19,047	$19	$8,951	$22,098	$860	$31,928

For the Nine Months Ended October 2, 2004

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

Comprehensive income
Net earnings	—	—	—	21,622	—	21,622
Foreign currency translation adjustment	—	—	—	—	144	144

Comprehensive income						21,766

Common stock retired	(760)	—	(6,287)	(15,364)	—	(21,651)

Common stock issued under stock option plan, including tax benefit of $2,287	352	—	3,241	—	—	3,241

Balance at October 2, 2004	19,062	$19	$11,141	$35,193	$1,374	$47,727

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2003	October 2, 2004

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$13,980	$21,622
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,839	3,430
Gain on sale of property and equipment	(30)	(1)
Deferred income taxes	159	(341)
Allowance for inventory valuation	1,068	1,173
Changes in operating assets and liabilities:
Inventories	(3,280)	(3,741)
Prepaid expenses and other assets	(1,396)	253
Accounts payable	1,591	2,809
Other current liabilities	10,738	6,187

Total adjustments	11,689	9,769

Net cash provided by operating activities	25,669	31,391

Cash flows from investing activities
Acquisitions, net of cash acquired	(5,341)	(2,140)
Purchases of property and equipment	(2,948)	(6,174)
Proceeds from the sale of property and equipment	47	29

Net cash used in investing activities	(8,242)	(8,285)

(Continued)

The accompanying notes are an integral part of these statements.

	Nine Months Ended
	September 27, 2003	October 2, 2004

Cash flows from financing activities
Principal payments of long-term debt	(6,000)	—
Proceeds from stock options exercised	2,623	954
Retirement of common stock	(8,237)	(21,651)
Decrease in line of credit	(2,913)	—
Payments on capital lease obligations	(91)	—

Net cash used in financing activities	(14,618)	(20,697)

Effect of exchange rate changes on cash and cash equivalents	840	71

Net increase in cash and cash equivalents	3,649	2,480

Cash and cash equivalents, beginning of period	6,686	18,965

Cash and cash equivalents, end of period	$10,335	$21,445

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$65	$—
Income taxes	1,644	6,280

Non-cash activities

In July 2003, the Company acquired Wasatch Product Development, Inc. for $5,016 in cash. In conjunction with the acquisition, certain liabilities were assumed, including $200 in income tax liabilities of the selling shareholders and $125 for professional fees directly associated with the acquisition.

In February 2004, the Company acquired FMG Productions, LLC for $2,060 in cash. In conjunction with the acquisition, liabilities totaling $80 were assumed for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 2, 2004, and results of operations for the quarters and nine months ended September 27, 2003 and October 2, 2004.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  The results of operations for the quarter and nine months ended October 2, 2004 may not be indicative of the results that may be expected for the fiscal year ending January 1, 2005.

NOTE A —  STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters and nine month periods ended September 27, 2003 and October 2, 2004.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options using the intrinsic value method under APB Opinion No. 25, under which no compensation expense has been recognized.  The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended		Nine Months Ended
		September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004

Net earnings	As reported	$6,056	$7,996	$13,980	$21,622

	Pro forma	$5,860	$7,516	$13,556	$20,438

Earnings per share - basic	As reported	$0.32	$0.42	$0.74	$1.13

	Pro forma	$0.31	$0.39	$0.72	$1.06

Earnings per share - diluted	As reported	$0.28	$0.39	$0.66	$1.05

	Pro forma	$0.27	$0.37	$0.64	$0.99

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the periods indicated:

	Quarter Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004

Expected volatility	77%	75%	77%	75%
Risk free interest rate	3.60%	3.57%	3.67%	3.93%
Expected life	10.0 yrs.	5.6 yrs.	10.0 yrs.	9.1 yrs.
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of options granted*	$28.77	$27.69	$25.04	$29.30

*

All options during the periods indicated have been granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

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

NOTE B — INVENTORIES

Inventories consist of the following:

	January 3, 2004	October 2, 2004

Raw materials	$5,498	$8,432
Work in progress	2,497	2,654
Finished goods	7,563	6,697
	15,558	17,783

Less allowance for inventory valuation	1,489	1,588
	$14,069	$16,195

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3, 2004	October 2, 2004

Prepaid expenses	$1,376	$697
Miscellaneous receivables, net	1,449	1,905
Other current assets	469	751
	$3,294	$3,353

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 3, 2004	October 2, 2004
	Years

Buildings	40	$8,120	$9,381
Laboratory and production equipment	5-7	6,879	8,063
Sound and video library	5	—	600
Computer equipment and software	3-5	18,702	22,177
Furniture and fixtures	3-5	2,227	2,492
Automobiles	3-5	180	201
Leasehold improvements	3-5	1,626	2,374
Land improvements	15	931	931

		38,665	46,219

Less accumulated depreciation and amortization		21,740	24,906

		16,925	21,313

Land		1,773	1,899

Deposits and projects in process		1,497	477

		$20,195	$23,689

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3, 2004	October 2, 2004

Associate incentives	$2,692	$2,477
Accrued employee compensation	4,186	3,729
Income taxes	1,255	4,041
Sales taxes	1,667	2,032
Associate promotions	29	346
Deferred revenue	1,404	2,020
Provision for returns and allowances	998	1,125
Accrued loss on foreign currency forwards	337	412
All other	2,136	2,436

	$14,704	$18,618

NOTE F — COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding for each period.  Weighted average shares retired have been included as a reduction in the calculation of weighted average common shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares using the treasury stock method.  Shares included in diluted earnings per share calculations include stock options granted that are in the money but have not yet been exercised.

	For the Quarter Ended
	September 27, 2003	October 2, 2004

Earnings available to common shareholders	$6,056	$7,996

Basic EPS
Shares
Common shares outstanding entire period	18,273	19,470
Weighted average common shares:
Issued during period	1,104	273
Canceled during period	(320)	(691)

Weighted average common shares outstanding during period	19,057	19,052

Earnings per common share - basic	$0.32	$0.42

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	19,057	19,052
Dilutive effect of stock options	2,326	1,244
Weighted average shares outstanding during period - diluted	21,383	20,296

Earnings per common share - diluted	$0.28	$0.39

Options to purchase 190 shares of stock were not included in the computation of EPS for the quarter ended October 2, 2004 due to their exercise price being greater than the average market price of the shares.  For the quarter ended September 27, 2003, all options were included in the computation of EPS.

	For the Nine Months Ended
	September 27, 2003	October 2, 2004

Earnings available to common shareholders	$13,980	$21,622

Basic EPS
Shares
Common shares outstanding entire period	18,273	19,470
Weighted average common shares:
Issued during period	773	160
Canceled during period	(123)	(421)

Weighted average common shares outstanding during period	18,923	19,209

Earnings per common share - basic	$0.74	$1.13

	For the Nine Months Ended
	September 27, 2003	October 2, 2004

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	18,923	19,209
Dilutive effect of stock options	2,371	1,348
Weighted average shares outstanding during period - diluted	21,294	20,557
Earnings per common share - diluted	$0.66	$1.05

Options to purchase 193 shares of stock were not included in the computation of EPS for the nine months ended October 2, 2004 due to their exercise price being greater than the average market price of the shares.  For the nine months ended September 27, 2003, all options to purchase shares of stock were included in the computation of EPS.

During the nine months ended October 2, 2004, the Company expended $21,651 to purchase 760 shares under the Company’s Share Repurchase Plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

NOTE G — SEGMENT INFORMATION

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

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.  These operations are located in Draper, Utah and sales are made to a limited number of customers.

Sales made by the Contract Manufacturing segment to one customer accounted for 82%, or approximately $2,316, of segment revenues for the quarter ended October 2, 2004.  No other individual customer accounted for 10% or more of segment net revenues.

Financial information summarized by operating segment and geographic region for the quarters ended September 27, 2003 and October 2, 2004 is listed below:

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes
Quarter ended September 27, 2003:

Direct Selling

North America (1)	$34,214	$13,313	$13,360
Australia - New Zealand	8,023	762	(989)
Hong Kong	2,285	—	349
Japan (2)	1,750	—	(515)
Taiwan	3,507	—	77
South Korea	2,071	—	(430)

Segment Total	51,850	14,075	11,852

Contract Manufacturing	656	—	25

Reportable Segments Total	52,506	14,075	11,877

Unallocated and Other (3)	—	(14,075)	(2,847)

Consolidated Total	$52,506	$—	$9,030

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes
Quarter ended October 2, 2004:

Direct Selling

North America (1)	$43,648	$11,416	$11,440
Australia - New Zealand	9,056	911	642
Hong Kong	2,837	—	(173)
Japan (2)	2,356	—	(233)
Taiwan	3,903	—	6
South Korea	1,366	—	(276)
Singapore	2,678	—	192

Segment Total	65,844	12,327	11,598

Contract Manufacturing	2,829	522	4

Reportable Segments Total	68,673	12,849	11,602

Unallocated and Other (3)	—	(12,849)	25

Consolidated Total	$68,673	$—	$11,627

Financial information summarized by operating segment and geographic region for the nine months ended September 27, 2003 and October 2, 2004 is listed below:

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 27, 2003:

Direct Selling

North America (1)	$97,068	$26,588	$25,513	$29,079	$42,417
Australia - New Zealand	20,430	1,675	521	291	6,412
Hong Kong	6,280	—	921	187	1,915
Japan (2)	4,433	—	(2,034)	1,179	3,502
Taiwan	9,589	—	1,563	487	3,432
South Korea	2,071	—	(430)	895	3,545

Segment Total	139,871	28,263	26,054	32,118	61,223

Contract Manufacturing	656	—	25	5,262	6,461

Reportable Segments Total	140,527	28,263	26,079	37,380	67,684

Unallocated and Other (3)	—	(28,263)	(4,471)	(11,187)	(14,571)

Consolidated Total	$140,527	$—	$21,608	$26,193	$53,113

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended October 2, 2004:

Direct Selling

North America (1)	$126,349	$32,337	$33,458	$37,426	$65,600
Australia - New Zealand	25,803	2,495	348	207	4,173
Hong Kong	8,044	—	312	201	2,293
Japan (2)	6,748	—	(1,298)	970	2,376
Taiwan	11,530	—	(556)	314	2,523
South Korea	4,440	—	(986)	789	1,881
Singapore	7,297	—	652	288	2,307

Segment Total	190,211	34,832	31,930	40,195	81,153

Contract Manufacturing	7,483	1,202	(120)	5,988	10,891

Reportable Segments Total	197,694	36,034	31,810	46,183	92,044

Unallocated and Other (3)	—	(36,034)	462	(14,207)	(16,759)

Consolidated Total	$197,694	$—	$32,272	$31,976	$75,285

(1)	Includes results from the FMG subsidiary acquired in February 2004 and operations in Mexico initiated in March 2004.

(2)	Includes results from local operations in Japan. Direct U.S. export sales to Japan are included in the North America geographic region.

(3)	“Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors whom we refer to as “Associates.”  As of October 2, 2004, we had approximately 111,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, and the United Kingdom.  We also sell products directly to  “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of October 2, 2004, we had approximately 60,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 14% of net sales for the Direct Selling segment during the third quarter of 2004.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2004 will end on January 1, 2005 and is a 52-week year.  Fiscal year 2003 ended on January 3, 2004 and was a 53-week year.

As discussed more fully in Note G — Segment Information, beginning on page 13 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for our Sensé product line of skin and personal care products.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé — beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is most important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old, and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  The USANA® Essentials product for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®,Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, and OptOmega®.

The Macro Optimizers include healthy, low-glycemic convenience foods and other related products, including powdered drink mixes and nutrition bars.  Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, and Nutrition and Fibergy Bars are included in this product category.

Sensé - beautiful science®

The Sensé product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization and protection.  At our Annual International Convention held in September 2004, we announced the re-launch of the Sensé product line, now formulated with our patent-pending, self-preserving technology.  This new technology uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding parabens, the most common preservative used in cosmetics and skin care products.  The Sensé product line will include all of the same products but will now be formulated with the new patent-pending technology.  These products specifically include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal (Replenishing Crème), Serum Intensive (Skin Revival Complex), Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to our principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products.  These resource materials or sales aids include product brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to Associates.  We also write and develop our own materials for audio and videotapes, which are produced by FMG (our wholly owned subsidiary) and third parties.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales aids or starter kits.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the nine months ended as of the dates indicated:

	Sales By Product Line * Nine Months Ended

	September 27, 2003	October 2, 2004
Product Line
USANA® Nutritionals
Essentials **	39%	39%
Optimizers	34%	34%
Macro Optimizers	8%	10%
Sensé — beautiful science®	14%	13%
All Other	5%	4%

*   Product sales previously categorized as Combination Packs have been allocated to their respective product lines based on the weighted average price of the product components that comprise each pack.

** The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the nine months ended October 2, 2004.

USANA® Essentials	24%
HealthPak 100™	11%
Proflavanol®	10%

Results of Operations

West Coast Shipping Port Congestion.  The financial press is reporting congestion at West Coast ports caused by increasing cargo volumes, a lack of capacity on the railroads, and a shortage of manpower.  We have particularly felt the effects in our container shipments to Australia.  The near-term solution has required additional use of airfreight to meet demand.  Between now and February 2005, when congestion is expected to be relieved, we anticipate an additional two weeks of ocean transit time, thus potentially adding to required inventories associated with products in transit or additional cost for airfreight depending on evaluation of cost tradeoffs.  Although we have rate agreements in place for international shipment, the steamship lines will begin adding $200 per 20 foot container and $400 per 40 foot container effective November 15, 2004.  This additional fee applies to both imports and exports via Los Angeles/Long Beach ports.  Our freight forwarders will continue to exercise flexibility in the selection of ports and carriers to provide the best service.

Quarters Ended September 27, 2003 and October 2, 2004

Net Sales.  Net sales increased 30.8% to $68.7 million for the quarter ended October 2, 2004, an increase of $16.2 million from $52.5 million for the comparable quarter in 2003.  The increase was comprised of $14.0 million and $2.2 million contributed by our Direct Selling and Contract Manufacturing segments, respectively.

The following table summarizes the growth (decline) in net sales by segment and geographic region for the quarters ended September 27, 2003 and October 2, 2004.

	Net Sales By Segment and Region (in thousands) Quarter Ended

					Change from Prior Year	Percent Change
Segment / Region	September 27, 2003		October 2, 2004
Direct Selling
United States	$23,444	44.7%	$28,827	42.0%	$5,383	23.0%
Canada	10,770	20.5%	12,553	18.3%	1,783	16.6%
Australia-New Zealand	8,023	15.3%	9,056	13.2%	1,033	12.9%
Hong Kong	2,285	4.4%	2,837	4.1%	552	24.2%
Japan	1,750	3.3%	2,356	3.4%	606	34.6%
Taiwan	3,507	6.7%	3,903	5.7%	396	11.3%
South Korea	2,071	3.9%	1,366	2.0%	(705)	(34.0% )
Singapore	—	0.0%	2,678	3.9%	2,678	N/A
Mexico	—	0.0%	2,268	3.3%	2,268	N/A
Segment Total	51,850	98.8%	65,844	95.9%	13,994	27.0%

Contract Manufacturing	656	1.2%	2,829	4.1%	2,173	331.3%

Consolidated	$52,506	100.0%	$68,673	100.0%	$16,167	30.8%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 13.8% increase in the active Associate base and a 20.4% increase in the active Preferred Customer base for the third quarter of 2004 in markets that have been open longer than one year,

•                  Sales from Singapore and Mexico, which were not open during the third quarter of 2003, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $1.6 million.

The increase in net sales contributed by Contract Manufacturing can be primarily attributed to a $1.9 million, year-over-year increase in sales from the segment’s major customer and new contracts added during the current year.

Based on information currently available to the Company, we expect consolidated net sales of approximately $72 million for the fourth quarter of 2004.  We expect consolidated net sales to approach $270 million for fiscal year 2004.

The following tables summarize the growth (decline) in active customers for the Direct Selling segment by geographic region as of the dates indicated:

	Active Associates By Region

	As of September 27, 2003		As of October 2, 2004		Change from Prior Year	Percent Change
Region
United States	33,000	37.9%	43,000	38.8%	10,000	30.3%
Canada	19,000	21.8%	21,000	18.9%	2,000	10.5%
Australia-New Zealand	14,000	16.1%	14,000	12.6%	—	0.0%
Hong Kong	4,000	4.6%	5,000	4.5%	1,000	25.0%
Japan	3,000	3.5%	5,000	4.5%	2,000	66.7%
Taiwan	9,000	10.3%	8,000	7.2%	(1,000)	(11.1)%
South Korea	5,000	5.8%	3,000	2.7%	(2,000)	(40.0)%
Singapore	—	0.0%	6,000	5.4%	6,000	N/A
Mexico	—	0.0%	6,000	5.4%	6,000	N/A

Total	87,000	100.0%	111,000	100.0%	24,000	27.6%

We believe that various factors contributed to the year-over-year third quarter increase in the active Associate base, including new market openings, ongoing communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions held to motivate Associates.

	Active Preferred Customers By Region

	As of September 27, 2003		As of October 2, 2004		Change from Prior Year	Percent Change
Region
United States	30,000	61.2%	36,000	60.0%	6,000	20.0%
Canada	14,000	28.6%	16,000	26.6%	2,000	14.3%
Australia-New Zealand	4,000	8.2%	5,000	8.3%	1,000	25.0%
Hong Kong	1,000	2.0%	1,000	1.7%	—	0.0%
Japan	**	0.0%	**	0.0%	—	N/A
Taiwan	**	0.0%	1,000	1.7%	1,000	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	—	0.0%	**	0.0%	—	N/A
Mexico	—	0.0%	1,000	1.7%	1,000	N/A

Total	49,000	100.0%	60,000	100.0%	11,000	22.4%

**  Active Preferred Customer count is less than 500.

	Total Active Customers By Region

	As of September 27, 2003		As of October 2, 2004		Change from Prior Year	Percent Change
Region
United States	63,000	46.3%	79,000	46.2%	16,000	25.4%
Canada	33,000	24.3%	37,000	21.6%	4,000	12.1%
Australia-New Zealand	18,000	13.2%	19,000	11.1%	1,000	5.6%
Hong Kong	5,000	3.7%	6,000	3.5%	1,000	20.0%
Japan	3,000	2.2%	5,000	2.9%	2,000	66.7%
Taiwan	9,000	6.6%	9,000	5.3%	—	0.0%
South Korea	5,000	3.7%	3,000	1.8%	(2,000)	(40.0% )
Singapore	—	0.0%	6,000	3.5%	6,000	N/A
Mexico	—	0.0%	7,000	4.1%	7,000	N/A

Total	136,000	100.0%	171,000	100.0%	35,000	25.7%

Gross Profit.  Consolidated gross profit decreased to 75.6% of net sales for the quarter ended October 2, 2004 from 78.4% for the comparable quarter in 2003.  Direct Selling’s gross profit decreased to 78.4% of net sales for the segment, from 79.0% for the comparable quarter in 2003.  Gross profit in our Contract Manufacturing segment dropped to 10.5% of net segment sales from 26.1% for the comparable quarter in 2003.

The slight gross profit decrease in our Direct Selling segment can be primarily attributed to an increase in the allowance for inventory valuation to account for the obsolescence of Sensé inventory that existed prior to the recent launch of the new Sensé product line.

We continued to encounter higher purchase prices for one of our raw materials, Coenzyme Q10 (CoQ10), during the quarter ended October 2, 2004, due to a persistent shortage in supply.  We have qualified multiple sources to supply this raw ingredient and are confident that we can obtain the quantities necessary to meet production requirements.  However, we expect sustained pressure on the gross profit margin for our Direct Selling segment from higher purchase prices for CoQ10, until suppliers re-tool their manufacturing facilities to increase production capacity in order to meet rising demand.

The gross profit decline in our Contract Manufacturing segment can be primarily attributed to an increase in the allowance for inventory valuation to account for obsolescence issues related to excess inventories.  We expect modest sequential improvements to the gross profit margin in our Contract Manufacturing segment during the fourth quarter of 2004 and into fiscal year 2005.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 39.8% of net segment sales during the third quarter of 2004, compared to 39.2% for the third quarter of 2003.  The increase in Associate incentives relative to net segment sales was primarily the result of various additional incentive programs that took place during the current quarter.

We believe that Associate incentives as a percentage of net segment sales for the fourth quarter of 2004 will approximate the levels reported during the quarter ended October 2, 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 19.1% of net sales for the quarter ended October 2, 2004 from 22.7% for the comparable quarter in 2003.  The decrease, as a percentage of net sales, can be attributed to leverage generated on an increasing sales base and lower relative selling, general and administrative expense in our Contract Manufacturing segment.

In absolute terms, selling, general and administrative expenses increased by $1.2 million for the quarter ended October 2, 2004 when compared to the third quarter of 2003.  The increase in selling, general and administrative expenses can be attributed to an increase in spending in many of our markets to support a growing Associate base and related sales and to spending in our newer markets of Singapore and Mexico.

We believe that selling, general and administrative expenses, as a percentage of net sales during the fourth quarter 2004, will be modestly higher than third quarter 2004 due to increased expenses related to Sarbanes-Oxley compliance, anniversary events being held in our international markets, and expenses related to investing in preparation for the development and opening of our next international market to be announced in 2005.

Other Income (Expense). Other income (expense) changed from net other income of $525,000 in the third quarter of 2003 to net other expense of $513,000 in the third quarter of 2004.  This change in net other income (expense) of $1,038,000 can be primarily attributed to a change from foreign currency gains of $385,000 for the third quarter of 2003 compared to foreign currency losses of $576,000 for the current year quarter.  The current foreign currency losses resulted from a significant weakening of the U.S. dollar that occurred in the latter part of the third quarter 2004.

Income Taxes.  Income taxes totaled 31.2% of earnings before income taxes for the third quarter of 2004, compared to 32.9% during the same period in 2003.  The effective tax rate in the third quarter of 2004 was based on a revised estimate of a 33.0% effective tax rate for the year, which was adjusted down from the prior estimate of 34.0% at the end of second quarter 2004.  The change in the estimated year-end effective tax rate was primarily due to a favorable revision to the calculation of prior year’s Research and Experimentation Credit.  The calculation was completed during the third quarter of 2004.

Net Earnings.  Net earnings increased 32.0% to $8.0 million for the quarter ended October 2, 2004, an increase of $1.9 million from $6.1 million for the comparable quarter in 2003.  The increase in net earnings can be primarily attributed to higher net sales and improved operating margins, offset, in part, by foreign currency losses.

Diluted earnings per share improved to $0.39 for the third quarter of 2004, an increase of $0.11, or 39.3%, from $0.28 for the comparable quarter in 2003.

We expect diluted earnings per share for the fiscal year ended 2004 to approximate $1.46.

Nine Months Ended September 27, 2003 and October 2, 2004

Net Sales.  Consolidated net sales increased 40.7% to $197.7 million for the nine months ended October 2, 2004, an increase of $57.2 million from $140.5 million for the comparable period in 2003.  The increase was comprised of $50.4 million and $6.8 million contributed by our Direct Selling and Contract Manufacturing segments, respectively.

The following table summarizes the growth in net sales by segment and geographic region for the nine months ended September 27, 2003 and October 2, 2004.

	Net Sales By Segment and Region (in thousands) Nine Months Ended

					Change from Prior Year	Percent Change
Segment / Region	September 27, 2003		October 2, 2004

Direct Selling
United States	$65,317	46.5%	$83,749	42.4%	$18,432	28.2%
Canada	31,751	22.6%	37,368	18.9%	5,617	17.7%
Australia-New Zealand	20,430	14.5%	25,803	13.1%	5,373	26.3%
Hong Kong	6,280	4.5%	8,044	4.1%	1,764	28.1%
Japan	4,433	3.1%	6,748	3.4%	2,315	52.2%
Taiwan	9,589	6.8%	11,530	5.8%	1,941	20.2%
South Korea	2,071	1.5%	4,440	2.2%	2,369	114.4%
Singapore	—	0.0%	7,297	3.7%	7,297	N/A
Mexico	—	0.0%	5,232	2.6%	5,232	N/A
Segment Total	139,871	99.5%	190,211	96.2%	50,340	36.0%

Contract Manufacturing	656	0.5%	7,483	3.8%	6,827	1040.7%

Consolidated	$140,527	100.0%	$197,694	100.0%	$57,167	40.7%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  An increase in the active customer base in markets that have been open longer than one year,

•                  Sales from our Singapore market that commenced operations in the fourth quarter of 2003 and sales from our Mexico market that commenced operations in the first quarter of 2004, and

•                  Stronger foreign currencies, relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $6.9 million.

The increase in net sales contributed by the Contract Manufacturing segment for the nine months ended October 2, 2004 was primarily the result of a full nine-month period of reported sales for the segment in 2004.  Operations for the Contract Manufacturing segment commenced in July 2003.

Gross Profit.  Consolidated gross profit decreased to 75.7% of net sales for the nine months ended October 2, 2004 from 77.9% for the comparable period in 2003.  Direct Selling’s gross profit remained relatively constant at 78.3% of net segment sales, compared to 78.2% for the nine months ended September 27, 2003.  Gross profit in our Contract Manufacturing segment decreased to 10.2% of net segment sales from 26.1% for the nine months ended September 27, 2003.

The relatively low gross profit margin in our Contract Manufacturing segment was primarily a result of construction upgrades to our manufacturing facility in Draper, Utah that took place during the first quarter of 2004.  The purpose of these upgrades was to conform that facility to the FDA’s good manufacturing practices for pharmaceutical products.  An increase in the allowance for inventory valuation during the third quarter of 2004, to account for inventory obsolescence, also contributed to lower gross profit margins for the first nine months of 2004.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percent of net sales for the segment.  Associate incentives increased slightly to 39.6% of net segment sales for the nine months ended October 2, 2004, compared to 39.4% for the comparable period in 2003.  The modest increase in Associate incentives relative to net segment sales was primarily the result of various additional incentive programs that took place during the first nine months of 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 20.3% of net sales for the nine months ended October 2, 2004 from 22.8% for the comparable period in 2003.  The decrease, as a percentage of net sales, can be attributed to leverage generated on an increasing sales base and lower relative selling, general and administrative expense in our Contract Manufacturing segment.

In absolute terms, selling, general and administrative expenses increased by $8.0 million for the nine months ended October 2, 2004, when compared to the first nine months of 2003, the majority of which can be attributed to the Direct Selling segment.

The increase in selling, general and administrative expenses contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  An increase in spending in many of our markets to support a growing Associate base and related sales,

•                  Increased spending for our newer markets of Singapore and Mexico, and

•                  Higher translated U.S. dollars of foreign currency expenses, as a result of a weaker U.S. dollar.

Other Income (Expense).  Other income (expense) changed from net other income of $331,000 for the first nine months of 2003 to net other expense of $365,000 for the comparable period in 2004.  This change in net other income (expense) of $696,000 can be primarily attributed to a change from foreign currency gains of $151,000 for the first nine months of 2003 compared to foreign currency losses of $551,000 for the first nine months of 2004.  These foreign currency losses resulted from a significant weakening of the U.S. dollar in the latter part of the third quarter 2004.

Income Taxes.  Income taxes totaled 33.0% of earnings before income taxes for the first nine months of 2004, compared to 33.5% for the full fiscal year 2003.  The decrease in the effective tax rate for the first nine months of 2004, compared to the effective tax rate for the full fiscal year 2003, was primarily due to a favorable revision to the calculation of the Research and Experimentation Credit in third quarter 2004.

Net Earnings.  Net earnings increased 54.7% to $21.6 million for the nine months ended October 2, 2004, an increase of $7.6 million from $14.0 million for the comparable period in 2003.  The increase in net earnings can be attributed primarily to higher net sales and improved operating margins, offset, in part, by foreign currency losses.

Diluted earnings per share improved to $1.05 for the first nine months of 2004, an increase of $0.39, or 59.1%, from $0.66 for the comparable period in 2003.

Liquidity and Capital Resources

We have continually financed our growth with cash flows from operations.  In the first nine months of 2004, net cash flows from operating activities totaled $31.4 million, compared to $25.7 million for the same period in 2003.  Cash and cash equivalents increased to $21.4 million at October 2, 2004 from $19.0 million at January 3, 2004.  The net increase in cash and cash equivalents can be primarily attributed to an increase in net cash flows from operating activities, offset, in great part, by the purchase of shares under the Company’s Share Repurchase Plan totaling $21.7 million.

On October 2, 2004, we had net working capital of $16.7 million, compared to net working capital of $18.3 million at January 3, 2004.  The decrease in net working capital during the first nine months of 2004 was primarily a result of the use of current assets to purchase shares under the Company’s Share Repurchase Plan.

As of October 2, 2004, our credit facilities consisted of a $10 million line of credit, with no amounts currently outstanding.  The credit facility contains restrictive covenants requiring that we maintain certain financial ratios.  As of October 2, 2004, we were in compliance with these covenants.

We believe that current cash balances, cash provided by operations, and amounts available under the line of credit are sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, and for other reasons.  Such financing may include the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations, growth, and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 32 through 39.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

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

Foreign Currency Risks.  Consolidated net sales outside the United States represented 53.1% and 53.8% of net sales for the nine months ended September 27, 2003 and October 2, 2004, respectively.  Inventory purchases are transacted primarily in U.S. dollars from suppliers located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  We enter into foreign currency exchange contracts to hedge expected net cash flows from our foreign affiliates, which are primarily represented by intercompany cash transfers.   During the nine months ended October 2, 2004, participating forward contracts were in place to offset exposure to the Canadian Dollar, Australian Dollar, and New Zealand Dollar.

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

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004

Canadian Dollar	1.38	1.31	1.43	1.33
Australian Dollar	1.52	1.41	1.59	1.37
New Zealand Dollar	1.71	1.53	1.76	1.53
Hong Kong Dollar	7.80	7.80	7.80	7.80
Japanese Yen	117.65	109.98	118.36	108.95
New Taiwan Dollar	34.25	33.89	34.51	33.50
Korean Won (1)	1,178.00	1,154.54	1,178.00	1,162.43
Singapore Dollar	*	1.71	*	1.70
Mexican Peso (2)	*	11.44	*	11.28

(1)	The nine-month 2003 Korean Won exchange rate represents the average for the first three months of South Korea operations that commenced in July 2003.

(2)	The nine-month 2004 Mexican Peso exchange rate represents the average for the first seven months of Mexico operations that commenced in March 2004.

*	Market was not in operation during period indicated.

Interest Rate Risks.  As of October 2, 2004, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

                (b)           Changes in Internal Controls.  During the most recent fiscal period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchases made during the quarter ended October 2, 2004 and for each fiscal month are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
July 4, 2004 through August 7, 2004 (Fiscal July)	170	$28.97	170	$5,075

August 8, 2004 through September 4, 2004(Fiscal August)	66	$27.86	66	$3,236

September 5, 2004 through October 2, 2004(Fiscal September)	—	$—	—	$3,236

Total	236	$28.66	236

*

At their July 2004 meeting, the Board of Directors approved an increase in the dollar amount that may be purchased under the Company’s Share Repurchase Plan from the dollar value available in the plan at that time, up to $10.0 million.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.2	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.3	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

*  Denotes a management contract or compensatory plan or arrangement.

                (b)         Reports on Form 8-K.

On July 20, 2004, a Form 8-K was furnished to disclose financial results for the second quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: November 11, 2004	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)