Form 10-K
period 2005-01-01
USANA HEALTH SCIENCES INC
filed 2005-03-15
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

The aggregate market value of common stock held by non-affiliates of the registrant as of July 3, 2004 was approximately $315,037,000.

The number of shares outstanding of the registrant’s common stock as of March 2, 2005 was 19,158,528.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the April 20, 2005 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended January 1, 2005
INDEX

PART I

Item 1.                        Business

General

USANA Health Sciences, Inc. (“We,” “USANA” or the “Company”) is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D., that develops and manufactures high-quality, science-based nutritional and personal care products, with a commitment to continuous product innovation and sound scientific research. We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.” As of January 1, 2005, we had approximately 114,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, the Netherlands, and the United Kingdom. We also sell products directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products. As of January 1, 2005, we had approximately 63,000 active Preferred Customers worldwide. Sales to Preferred Customers accounted for approximately 15% of net sales during fiscal year 2004, which ended January 1, 2005. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. We maintain a World Wide Web site at www.usanahealthsciences.com. The information on our Web site should not be considered part of this report on Form 10-K.

Overview of Business Segments

We have two reportable business segments: Direct Selling and Contract Manufacturing.

Direct Selling

The Direct Selling segment comprises the Company’s principal line of business: developing, manufacturing, and distributing nutritional and personal care products. Our primary product lines within the Direct Selling segment consist of USANA®  Nutritionals, a line of quality supplements and food products, and Sensé—beautiful science® (Sensé), our unique line of skin and personal care products. We also sell combination packs containing various products from these two primary product lines and sales tools that assist our Associates in building their business and selling products. The USANA® Nutritionals product line accounted for approximately 82% of product sales in 2004, including sales from combination packs containing products from this line. Our top-selling products, USANA® Essentials and Proflavanol®, represented approximately 24% and 10%, respectively, of product sales in 2004. The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™, which represented an additional 11% of product sales in 2004. The Sensé product line accounted for approximately 14% of product sales in 2004, including sales from combination packs containing products from this line. Sales from other items, the majority of which include marketing and sales tools, accounted for the remaining 4% of product sales in 2004. We market all of our products on the basis of high levels of bioavailability, safety, and quality.

We distribute our products through network marketing. Our network marketing distribution system involves the sale of products directly to independent distributors (Associates) and consumers (Preferred Customers). Our Associates purchase product not only for their own consumption, but are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell our products. Associates are compensated for their own sales and a percentage of the sales (purchases) of their business group (downline). We believe that network marketing is an effective way to distribute our products because network marketing allows person-to-person product education, which is not readily available through traditional distribution channels. Network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our rewarding compensation plan and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

Net sales reported for each operating region within this segment are determined by the location from which the product shipment originates. North America is our primary market; however, our other markets continue to account for an increasing proportion of total net sales. Sales in North America accounted for 63.9% of consolidated net sales in 2004. Our key markets outside North America contributed to consolidated net sales in 2004 as follows:

•	Australia-New Zealand	13.1%
•	Hong Kong	4.0%
•	Japan	3.4%
•	Taiwan	5.9%
•	South Korea	2.1%
•	Singapore	3.8%

In February 2004, we completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including USANA, for $2.1 million in cash. FMG was acquired primarily as a new function to enhance the motivation and training of our independent Associates.

We commenced operations in our newest market, Mexico, in March of 2004. The Mexico market generated $8.3 million in sales for the first 10 months of 2004 operations.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers. We acquired manufacturing capabilities for personal care products in July 2003 with the purchase of Wasatch Products Development, Inc. (WPD), located in Draper, Utah. This acquisition was part of a vertical integration strategy that allowed us to bring the production of our Sensé product line in-house. In addition to the production of the Sensé product line, WPD also provides contract manufacturing services to a limited number of customers in the personal care market place. WPD contributed $10.3 million, or 3.8%, of consolidated net sales during the year ended January 1, 2005.

Industry Overview

The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body’s health and general well being. Products within the industry are commonly classified into the following four major categories:

•       Nutritional Supplements—products, such as vitamins and minerals, specialty supplements, herbs and botanicals, sports performance enhancers, meal replacements, dietary supplements, and compounds derived from these substances;

•       Natural and Organic Foods—products, such as cereals, milk, non-dairy beverages, and frozen entrees;

•       Functional Foods—products with added ingredients or fortification specifically for health or performance purposes; and

•       Natural Personal Care—products combining nutrition with skin care.

In their October/November 2004 issue, the Nutrition Business Journal (“NBJ”) reported that global nutrition industry sales increased 8.4% to over $182 billion for the year 2003. According to NBJ, of that $182 billion, nutritional supplements contributed $61.9 billion, natural & organic foods $38.2 billion, functional foods $65.5 billion, and natural personal care $16.4 billion. In their May/June 2004 issue, NBJ reported that 2003 was the best year for nutritional supplement growth since 1999.

We believe that the following factors drive growth in the nutrition industry:

•       The general public’s heightened awareness and understanding of the connection between diet and health;

•       The aging population in most of our markets, particularly the baby-boomer generation, which tends to use more nutritional supplementation as it ages;

•       Rising health care costs and the worldwide trend toward preventive health care; and

•       Product introductions in response to new scientific findings.

Nutritional products are distributed through six major sales channels. Each channel has changed in recent years, primarily due to advances in technology and communications that have resulted in improved product distribution and faster dissemination of information. The major sales channels are as follows:

•       Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;

•       Natural health food retailers;

•       Network marketing;

•       Mail order;

•       Healthcare professionals and practitioners; and

•       The Internet.

We distribute our products through the network marketing channel, which is a form of direct selling. According to the World Federation of Direct Selling Associations (“WFDSA”), in the past fifteen years the direct sales industry has grown from generating $40.2 billion annually in worldwide sales with 9.3 million independent distributors, to currently generating $89.2 billion with 49.9 million independent distributors.

NBJ reported in their May/June 2004 issue that 2003 was the best year since 1999 for network marketing in terms of U.S. nutrition industry sales growth. According to WFDSA international statistics, the United States remains the largest market for direct sales, with $29.5 billion in annual sales and 13.3 million independent distributors. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, account for 15.3%, and personal care products account for 29.4%, of U.S. direct sales, respectively.

We believe that we are well positioned to capitalize on growth trends in direct sales, as both a developer and manufacturer of nutritional supplements and personal care products, utilizing our network marketing distribution system.

Operating Strengths

Our principal objective is to be a leading developer, manufacturer, and distributor of science-based nutritional health and skin care products. Our strategy to achieve this objective is to capitalize on our operating strengths, which include our development and sale of science-based products, our strong research and development capability, our in-house manufacturing capacity, our rewarding compensation plan for Associates, and our experienced management team.

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

Strong Research and Development.   Dr. Wentz directs our research and development efforts, supported by a team of 20 scientists and researchers, including five scientists holding Ph.D. degrees. In our research and development laboratories, our scientists and researchers:

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

In addition, we continue to perform double-blind, placebo-controlled, clinical studies intended to further evaluate the efficacy of our products.

In-house Manufacturing.   We now manufacture products that account for approximately 78% of product sales in our Direct Selling segment. We believe that our ability to manufacture our own products is a significant competitive advantage for the following reasons:

•       We can better control the quality of raw materials and the purity and potency of finished products,

•       We can more reliably monitor the manufacturing process to reduce the risk of product contamination, and

•       We believe we can better manage the underlying costs associated with manufacturing nutritional supplements.

Attractive Associate Compensation Plan and Benefits.   We are committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute our sales force. We believe the USANA Associate compensation plan (the “Compensation Plan”) is one of the most financially rewarding in the network marketing industry. Associate incentives totaled $104 million, or 39.8% of net sales, for the Direct Selling segment in 2004. We pay Associate incentives weekly. The Compensation Plan is a global-seamless plan, meaning that Associates can recruit and be compensated each week for their business success in any market in which we conduct business. To support our Associates, we sponsor events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the USANA management team.

Experienced Management Team.   Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, marketing, customer network development, information technology, finance, operations, and manufacturing. The current executive management team has been in place for several years and is responsible for supporting growth and international expansion, strengthening our financial condition, and improving our internal controls.

Growth Strategy

We seek to grow our business by pursuing the following strategies:

Attract and Retain Associates and Preferred Customers.   We recognize the need to continue to attract and retain Associates. In 2004, we maintained our emphasis on the partnership between the USANA management team and our Associate leaders (IDC—Independent Distributor Council). Through this partnership, the Associate leadership continued hosting “Health & Freedom Thursdays” aimed at presenting the business opportunity to potential Associates and providing additional training and resources for existing Associates. The number of Health and Freedom Thursday meetings increased to over 500 each week in 2004, resulting in an increase in the number of active Associates during 2004 and producing significant positive momentum with our Associate field.

In 2005, we intend to grow our business by focusing on our two core values, “True Health” and “True Wealth”. We plan to accomplish this by increasing the number of active Associates and teaching them how to build a strong customer base. By leveraging the current momentum we have in our Associate field, we believe we can continue to attract individuals that are interested in joining a winning team and starting a home-based business with USANA. We will emphasize “Sharing USANA” by increasing the number of sales tools and product samples distributed to prospects by our Associates in 2005. By bulk pricing these tools we believe that individuals will increase their activity of sharing the USANA message with others. We will utilize the many accomplishments, positive press, and break-through technology at USANA to demonstrate our competitive advantages within the industry. Actively promoting the success stories of our Associates in the field will likely increase our rank advancements, number of Associates receiving commissions, and awareness of preventive health. We intend to improve our training and recognition of Associate accomplishments, in order to strengthen the commitment and success of our sales force. Moreover, we believe that an increased interest from business and health care professionals, amateur and professional athletes, clubs, and associations will allow us to reach even more potential customers during 2005.

Enter New Markets.   We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. We began operations in Mexico during March of 2004, and we intend to enter one additional market in 2005. New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have begun to register certain products with regulatory and government agencies in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. The seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets. We believe this seamless Compensation Plan can significantly enhance our ability to expand internationally, and we intend, where permitted, to integrate future markets into this seamless plan.

Introduce New and Re-formulate Existing Products.   Using our research and development capabilities, we introduce innovative products and continuously enhance existing products. In 2004, we re-formulated all thirteen of our skin care and personal care products based on an innovative self-preserving technology that eliminates the need for traditional chemical preservatives. With this re-formulation, we introduced a new product, Intensive Hand Therapy, to the personal care line.

Pursue Strategic Acquisitions.   We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals. For example, we completed the acquisition of FMG in early 2004 as part of a strategy to enhance the motivation and training of our independent Associates.

Products

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé—beautiful science® (Sensé). The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.

USANA® Nutritionals

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

Optimizers are more targeted supplements designed to meet individual health and nutritional needs. Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, Body Rox Active Calcium Chewable™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, and OptOmega®.

The Macro Optimizers include healthy convenience foods and other related products. Nutrimeal™, Fibergy®, and SoyaMax™ powdered drink mixes, and nutrition and fiber bars are included in this product category.

Sensé—beautiful science®

The Sensé product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization and protection. At our Annual International Convention held in September 2004, we announced the re-formulation of the Sensé product line, now produced with our patent-pending, self-preserving technology. This new technology uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and the newly introduced Intensive Hand Therapy.

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products. These resource materials or sales tools include product brochures and business forms designed by us and printed by outside publishers. We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are sold to Associates. We also write and develop our own materials for audio and videotapes, which are produced by the newly acquired FMG. New Associates are required to purchase a starter kit containing USANA training materials that assist Associates in starting and growing their business. Associates do not earn commissions on the sale of starter kits or sales tools.

The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for our Sensé product line.

The following table summarizes the approximate percentage of total product sales for the Direct Selling segment contributed by major product line for the last three fiscal years:

	Sales By Product Line* Year Ended
Product Line	2002	2003	2004
USANA® Nutritionals
Essentials**	36%	39%	38%
Optimizers	36%	34%	34%
Macro Optimizers	9%	8%	10%
Sensé—beautiful science®	14%	14%	14%
All Other	5%	5%	4%

*                    Product sales previously categorized as Combination Packs have been allocated to their respective product lines based on the weighted average price of the product components that comprise each pack.

**             The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the fiscal year ended January 1, 2005.

USANA® Essentials	24%
HealthPak 100™	11%
Proflavanol	10%

Research and Development

We are committed to continuous product innovation and improvement through sound scientific research. The mission of the research and development team is to develop, for all age groups, advanced health products that reduce the risk of chronic degenerative disease and promote long-term health. These research efforts are enhanced using a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research. We periodically consult with a panel of physicians who provide advice on product development. In fiscal years 2002, 2003, and 2004, we expended $1.0 million, $1.4 million, and $2.0 million, respectively, on company-sponsored research and development activities. We intend to continue to dedicate resources at similar levels for the research and development of new products and the reformulation of existing products.

We maintain a research and development program based upon established scientific research methodologies. The modern research facilities located at our Salt Lake City headquarters are equipped to conduct analytical testing of raw ingredients, raw material extraction research, in vitro and in vivo testing, and human bioavailability studies. In-house and third-party clinical studies are conducted on select products to further identify benefits. With the acquisition of our own skin care manufacturing facility in

2003, our research and development expertise expanded to include formulation development and quality control analysis of skin and personal care products.

Manufacturing and Quality Assurance

Tablet manufacturing is conducted at our Salt Lake City, Utah, manufacturing facility. The production process for tablet-based products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, forming the mixtures into tablets, coating and sorting the tablets, analyzing tablet quality, packaging finished products, and analyzing finished product quality.

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

In addition to tablet manufacturing, we also manufacture premium personal care products at our Draper, Utah, manufacturing facility. We acquired manufacturing capabilities for personal care products in July 2003 with the purchase of Wasatch Products Development, Inc., as part of a vertical integration strategy that has allowed us to bring the production of our Sensé product line in-house. Personal care products are also manufactured at this facility for third parties on a contract basis. During 2004, we completed construction upgrades to our Draper, Utah manufacturing facility designed to conform it to the FDA’s good manufacturing practices. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality.

WPD’s manufacturing operation is registered with the FDA as a pharmaceutical facility, consistent with a facility that manufactures over-the-counter personal care products. The WPD facility has standard kettles and technology for producing batches of personal care items and semi-automatic packaging equipment for packaging the end product. The facility employs qualified staff to develop, implement, and maintain a quality system that we believe is consistent with requirements under drug-level GMP’s.

We contract with third-party manufacturers and vendors for the production of some of our products. These third-party vendors and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team. Products currently supplied through third parties include gelatin-capsuled supplements, powdered drink mixes, and nutrition and fiber bars.

We conduct quality control processes in two in-house laboratories located in Salt Lake City, Utah. In the microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In the analytical chemistry laboratory, scientists test for chemical contamination and accurate active ingredient levels of raw materials and finished products. Both laboratories conduct stability tests on finished products to determine product shelf life. Our laboratory staff also performs chemical assays on vitamin and mineral constituents under United States Pharmacopoeia methods and other internally validated methods. In addition to the quality control and clinical laboratories, our headquarters facility also houses a laboratory designated for research and development.

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

During 2004, we continued to encounter higher purchase prices for one of our raw materials, Coenzyme Q10 (CoQ10), due to a persistent shortage in supply. We have qualified multiple sources to supply this raw ingredient and are confident that we can obtain the quantities necessary to meet production requirements. However, we expect sustained modest pressure on the gross profit margin for our Direct Selling segment from higher purchase prices for CoQ10 until suppliers re-tool their manufacturing facilities to increase production capacity in order to meet rising demand.

We have made several upgrades during the last year to our Salt Lake City manufacturing facility to ensure long-term capacity and flexibility in our daily operations. We now have four kitting rooms, four large blenders, seven production tablet presses, three coaters, three sorting lines, two bottling lines, and two pillow-pack lines. We currently operate two eight-hour shifts, five days per week. There is, however, no restriction from processes or equipment to add a third shift for additional capacity. Based on equipment capacity and current product mix, the average manufacturing and packaging rate is at approximately 50% of capacity, assuming two eight-hour shifts, five days per week.

WPD currently produces an average of 5.7 million filled containers per annum. Assuming two eight-hour shifts per day, five days per week, WPD uses approximately 65% of manufacturing and packaging capacity.

Distribution and Marketing

We distribute products through a network marketing system and sell directly to our customers. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication, such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the Internet, have contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels.

A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s downline sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. New Associates are also required to purchase a starter kit that includes a detailed manual, including our policies and procedures. Starter kits are sold at our cost for a purchase price of approximately $49. We also offer starter kits in an electronic format at a lower price, which are also sold at our cost.

Subject to payment of an annual renewal fee, Associates may continue to distribute products until they voluntarily withdraw or are terminated. Initial training of Associates about the products, the Compensation Plan, network marketing, and USANA is provided primarily by an Associate’s sponsor and others in their sales organization. In addition, we develop and sell training materials and sales tools to assist Associates in building their business. We also periodically sponsor and conduct regional, national, and international Associate events and intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. Our policies and procedures also restrict Associates’ advertising and representations or claims concerning USANA products or the Compensation Plan.

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

Associates can earn compensation primarily in three ways:

•       Generating sales volume points based on their sales activity and the sales activity of their downline sales organization,

•       Participating in a leadership bonus pool based on certain performance requirements, and

•       Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices.

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

We endeavor to seamlessly integrate this Compensation Plan across all markets in which USANA products are sold, allowing Associates to receive commissions for global—not merely local—product sales. This seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates may expand their downline organizations into new markets without establishing new downlines or requalifying for higher levels of compensation in the newly opened markets. We believe this seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into this plan.

Most Associates sell our products on a part-time basis and consume them personally. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as the “downline” of the sponsoring Associate. Downline Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same downline as the original sponsoring Associate. Associates interested in earning additional income who successfully expand their business network or downline can qualify for higher levels of compensation, as well as leadership bonuses, by attaining certain sales volume levels and demonstrating leadership abilities. We do not pay commissions based on recruiting or sponsorship activity.

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

Product Returns

Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund. We typically reimburse our Associates based on the original form of payment or with product or credit on account upon receipt of proper documentation and the return of the remaining product.

All returned product within the first 30 days following purchase is refunded at 100% of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. During fiscal years 2002, 2003, and 2004, returns as a percentage of net sales were 1.7%, 2.4%, and 2.1%, respectively.

Major Customers

Sales in our Direct Selling segment are made to independent Associates and Preferred Customers. No single customer accounted for 5% or more of net sales in any of the last three fiscal years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA. Our employees and affiliates cannot be Associates, although there is no prohibition on their family members becoming Associates as long as they do not reside in the same household as the employee or affiliate. Associates may sell products only in markets where we have approved the sale of our products.

Sales made by the Contract Manufacturing segment to one third-party customer accounted for 77% of segment revenues for the fiscal year 2004. No other individual customer accounted for 10% or more of segment net revenues during the same time period.

Compliance by Associates

From time to time Associates fail to adhere to the USANA policies and procedures, including those governing the marketing of our products or making representations regarding the Compensation Plan. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an Associate has violated any of the USANA policies and procedures, we may take a number of disciplinary actions. For example, we may impose sanctions, such as warnings, fines or probation. We also may withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. As a result of more serious infractions, we may terminate the Associate’s purchase and distribution rights completely.

Information Technology

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an Enterprise Resource Planning system that operate on an Oracle platform and are fully integrated worldwide. Our information systems are maintained by in-house staff and outside consultants.

Regulatory Matters

Product Regulation.   Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products. In the United States, advertisement of our products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act (“FD&C”) and regulations promulgated under that act. USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency. The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which they are distributed. For example, in Australia we are subject to the Therapeutic Goods Administration and in Japan to the Ministry of Health, Labor and Welfare.

Our largest product group in terms of sales includes products that are regulated as dietary supplements under the FD&C. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). We believe DSHEA provides a favorable regulatory climate to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”). The NLEA establishes requirements for ingredient and nutritional labeling and labeling claims for foods. Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date, if labeling requirements change.

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

On March 13, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements. As of January 1, 2005, there has been no update to the FDA’s proposal for new dietary supplement GMP’s. These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s. We believe that we currently manufacture our dietary supplement products according to the standards of the FDA’s pharmaceutical-level GMP’s. However, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law, if new GMP’s are adopted.

Other products we market include cosmetics and products deemed to be over-the-counter (“OTC”) drugs. In general, our cosmetic products are not subject to pre-market approval by the FDA. However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as our sunscreens, are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product. If such an agency ruling were to become final, we would be required to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMP’s, labeling, and the FDCA’s misbranding and adulteration provisions.

Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies. The FTC has issued a guidance document to assist companies in understanding and complying with the substantiation requirement. We believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Future changes could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

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

Transfer Pricing Regulation.   We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, agreements between the subsidiaries and the parent corporation have been entered into for services and contractual obligations, such as the payment of Associate incentives. If the

United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices for products, we could become subject to higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws or that those laws will not be modified, which may require changes in our operating procedures.

Competition

The business of developing and distributing nutritional and personal care products, such as those we sell and distribute, is highly competitive due to the nature of the industry. The nutritional supplement market is characterized by:

•       Large selections of essentially similar products that are difficult to differentiate,

•       Retail consumer emphasis on value pricing,

•       Changing formulations based on evolving scientific research,

•       Low barriers to entry resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels, and

•       A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

Similar factors are also characteristic of products comprising our other product lines.

Numerous manufacturers, distributors, and retailers compete for consumers and, in the case of other network marketing companies, for distributors. We compete directly with other entities that develop, manufacture, market, and distribute products in each of our product lines. We compete with these entities by emphasizing the underlying science, value, and superior quality of our products, as well as the convenience and financial benefits afforded by our network marketing system and Compensation Plan. However, many of our competitors are substantially larger, have greater financial resources, and have broader name recognition than we have. There can be no assurance that we will be able to effectively compete in this intensely competitive environment.

Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets. Our product offerings in each product category are relatively few, compared to the wide variety of products offered by many of our competitors, and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

We also compete with other network marketing organizations for the time, attention, and commitment of new and current Associates. Our ability to remain competitive in this regard depends, in significant part, on our success in recruiting and retaining Associates. We believe that we offer a rewarding Associate Compensation Plan and attractive Associate benefits and services. To the extent practicable, our Associate Compensation Plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements. We also pay Associate incentives weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions. However, there can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., Nu Skin Enterprises, Inc., NBTY, Inc., and Weider Nutrition. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

Trademarks.   We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 13 trademarks registered with the United States Patent and Trademark Office. We also have one pending application to register a trademark in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where USANA products are or may be sold in the future. Protection afforded to registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA, and the marketing of USANA products. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

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

Patents.   We have two patents, issued in 2002, which will continue in force for 17 years from the date of issue. These patents are process patents and relate to the method of extracting an antioxidant from olives and the waste products of olive oil production. In 2003, we entered into a licensing agreement with a vendor to make olive extract using our patented process. Currently, it is very difficult to determine the exact future benefit of these patents. However, we believe that the patents have the potential to generate additional revenue in the future through new product development and royalties from licensing.

Products within the Contract Manufacturing segment are developed on behalf of customers and are labeled under customer brand names. We currently do not possess intellectual property claims for products in this segment.

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

Backlog

Products sold within the Direct Selling segment are typically shipped within 72 hours after the receipt of the order. As of March 2, 2005, there was no significant backlog in either the Direct Selling or Contract Manufacturing segment.

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

Employees

As of March 2, 2005, we had 672 employees worldwide, as measured by full time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Additional Available Information

We make available, free of charge at our corporate web site, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC’s on-line database located at www.sec.gov.

Item 2.                        Properties

Our corporate headquarters are located in Salt Lake City, Utah in a building of 192,000 square feet on a company-owned 16-acre parcel. The allocation of this space is as follows: approximately 56,000 square feet for manufacturing, packaging, and distribution; approximately 65,000 square feet of warehouse space; and approximately 71,000 square feet occupied by executive and administrative personnel, customer services, research and development, and three laboratories. During 2004, we completed construction that expanded our manufacturing capacity and converted a portion of our existing warehouse space into additional office space occupied by administrative personnel. We own our corporate headquarters facility, as well as the production studio and office space purchased in connection with our acquisition of FMG.

We lease properties used primarily as regional offices and distribution warehouses located in Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Mexico. Our leased contract manufacturing and warehousing facilities are housed in a building of approximately 27,000 square feet located in Draper, Utah.

We believe that these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. Current monthly lease commitments for the properties under lease total approximately $256,000. All properties are part of the Direct Selling segment with the exception of the Draper, Utah facility that is used by the Contract Manufacturing segment.

Item 3.                        Legal Proceedings

From time to time, we become a party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. We believe that such current claims, individually or in the aggregate, will not result in a material adverse effect on our business, financial position, or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended January 1, 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ National Market System under the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ National Market System for the periods indicated:

2003	High	Low
First Quarter	$9.98	$5.58
Second Quarter	$25.70	$9.58
Third Quarter	$28.22	$16.79
Fourth Quarter	$39.49	$22.93

2004	High	Low
First Quarter	$36.59	$22.89
Second Quarter	$32.47	$23.07
Third Quarter	$35.75	$25.81
Fourth Quarter	$36.50	$27.77

On March 2, 2005, the high and low sales prices of our common stock as reported by NASDAQ were $43.50 and $40.30, respectively.

Shareholders

As of March 2, 2005, we had approximately 560 holders of record of the common stock and an estimated 18,900 beneficial owners, including shares of common stock held in street name.

Dividends

We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, our financial condition, and other factors deemed relevant by the Board of Directors.

Share Repurchases

Purchases made during the quarter ended January 1, 2005 and for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 3, 2004 through November 6, 2004 (Fiscal October)	240	$30.84	240	$9,999
November 7, 2004 through December 4, 2004 (Fiscal November)	201	$28.78	201	$4,214
December 5, 2004 through January 1, 2005 (Fiscal December)	3	$29.99	3	$4,124
Total	444	$29.90	444

*                    At their October 2004 meeting, the Board of Directors approved an increase in the dollar amount that may be purchased under the Company’s share repurchase plan from the dollar value outstanding in the plan at that time, up to $17.4 million.

Item 6.                        Selected Financial Data

The selected consolidated financial data set forth below with respect to the consolidated statements of earnings and consolidated balance sheets for each of the last five fiscal years are derived from our audited consolidated financial statements for the relevant periods. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto that are included in this report.

	Fiscal Year*
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$123,180	$114,280	$133,776	$200,013	$272,824
Cost of sales	36,344	32,802	33,392	44,422	66,822
Gross profit	86,836	81,478	100,384	155,591	206,002
Operating expenses:
Associate incentives	47,032	43,912	51,174	78,675	104,433
Selling, general, and administrative	32,939	32,286	35,382	44,413	54,692
Research and development	1,410	1,080	1,035	1,384	2,031
Total operating expenses	81,381	77,278	87,591	124,472	161,156
Earnings from operations	5,455	4,200	12,793	31,119	44,846
Other income (expense), net	(677)	(692)	(221)	192	233
Earnings before income taxes	4,778	3,508	12,572	31,311	45,079
Income taxes	1,911	1,309	4,069	10,494	14,302
Net earnings	$2,867	$2,199	$8,503	$20,817	$30,777
Earnings per share:
Basic	$0.15	$0.11	$0.45	$1.09	$1.61
Diluted	$0.14	$0.11	$0.41	$0.98	$1.51
Weighted average shares outstanding:
Basic	19,574	19,356	18,884	19,018	19,163
Diluted	19,780	19,412	20,647	21,319	20,415
Dividends per share	—	—	—	—	—

	As of
	Dec. 30,	Dec. 29,	Dec. 28,	Jan. 3,	Jan. 1,
	2000	2001	2002	2004	2005
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,900	$2,465	$6,686	$18,965	$15,067
Working capital	2,308	350	1,228	18,330	18,073
Current assets	16,927	14,189	18,907	38,249	40,823
Total assets	35,492	35,354	39,113	65,127	71,664
Long-term debt, less current maturities	8,000	6,000	2,572	—	—
Stockholders’ equity	12,873	14,527	18,093	44,371	47,843
Other Data:
Active Associates	61,000	56,000	66,000	88,000	114,000
Active Preferred Customers	43,000	41,000	45,000	51,000	63,000
Total Active Customers	104,000	97,000	111,000	139,000	177,000

*                    The Company’s fiscal year ends on the Saturday closest to December 31. The 2000, 2001, 2002, and 2004 fiscal years were 52-week years. Fiscal year 2003 was a 53-week year.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed through a network marketing system. Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials. As of January 1, 2005, we had approximately 114,000 active Associates in the United States, Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, the Netherlands, and the United Kingdom. We also sell products directly to Preferred Customers who purchase products for personal use and are not permitted to resell or distribute the products. As of January 1, 2005, we had approximately 63,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

As discussed more fully in Segment Information Note L of the audited consolidated financial statements included in this report, we have two reportable segments: Direct Selling and Contract Manufacturing. The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. The Contract Manufacturing segment includes the manufacture of premium personal care products, produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products.

We recognize revenue when products are shipped and title passes to our customers. In 2004, sales in the nine primary geographic regions within our Direct Selling segment contributed to consolidated net sales as follows:

•	United States	41.6%
•	Canada	19.3%
•	Australia-New Zealand	13.1%
•	Hong Kong	4.0%
•	Japan	3.4%
•	Taiwan	5.9%
•	South Korea	2.1%
•	Singapore	3.8%
•	Mexico	3.0%

Sales from the Contract Manufacturing segment accounted for the remaining 3.8% of consolidated net sales in 2004.

As we expand our business into additional international markets, we expect international operations to account for an increasing percentage of net sales.

Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, and overhead costs that are directly associated with the production and distribution of products and sales materials, as well as duties and taxes associated with product exports. As international sales increase as a percentage of net sales, cost of sales could increase slightly, reflecting additional duties, freight, and other expenses associated with international growth.

Associate incentive expenses are incurred only by the Direct Selling segment and represent the most significant expense for this segment at 39.8% of net segment sales in 2004. Associate incentives include commissions and leadership bonuses that are paid weekly, based on sales volume points. Certain promotions and contests are also reported as Associate incentives. Products are assigned a sales volume point value that is independent of the product’s price. Associates earn commissions based on sales volume points generated in their downline sales organization. Starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items.

Selling, general, and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotion and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general, and administrative expenses. Significant depreciation and amortization expense is incurred as a result of continued investments in computer and telecommunications equipment and systems to support international expansion is also included as a component of selling, general, and administrative expenses. We anticipate that significant additional capital investments will be required in future periods to promote and support anticipated growth in sales and the increasing size of our customer base.

Research and development expenses include costs incurred in developing new products, enhancing existing products, and formulating products for introduction into international markets.

Results of Operations

The following table summarizes operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2002	2003	2004
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	25.0	22.2	24.5
Gross profit	75.0	77.8	75.5
Operating expenses:
Associate incentives	38.3	39.3	38.3
Selling, general, and administrative	26.4	22.2	20.0
Research and development	0.8	0.7	0.7
Total operating expenses	65.5	62.2	59.0
Earnings from operations	9.5	15.6	16.5
Other income (expense), net	(0.2)	0.1	0.1
Earnings before income taxes	9.3	15.7	16.6
Income taxes	3.0	5.3	5.2
Net earnings	6.3%	10.4%	11.4%

Fiscal Year 2004 compared to Fiscal Year 2003

Net Sales.   Net sales increased 36.4%, or $72.8 million, to $272.8 million for 2004, from $200.0 million in 2003. This increase consisted of $64.3 million associated with our Direct Selling segment and $8.5 million associated with our Contract Manufacturing segment acquired in July 2003.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal years ended January 3, 2004 and January 1, 2005.

Net Sales By Segment and Region
(in thousands)

	Year Ended				Change from	Percent
Segment / Region	2003		2004		Prior Year	Change
Direct Selling
United States	$91,033	45.5%	$113,579	41.6%	$22,546	24.8%
Canada	44,187	22.1%	52,552	19.3%	8,365	18.9%
Australia-New Zealand	29,508	14.8%	35,684	13.1%	6,176	20.9%
Hong Kong	8,850	4.4%	11,117	4.0%	2,267	25.6%
Japan	6,537	3.3%	9,218	3.4%	2,681	41.0%
Taiwan	13,619	6.8%	16,009	5.9%	2,390	17.5%
South Korea	3,515	1.8%	5,742	2.1%	2,227	63.4%
Singapore	920	0.5%	10,316	3.8%	9,396	1,021.3%
Mexico	—	0.0%	8,296	3.0%	8,296	N/A
Segment Total	198,169	99.2%	262,513	96.2%	64,344	32.5%
Contract Manufacturing	1,844	0.8%	10,311	3.8%	8,467	459.2%
Consolidated	$200,013	100.0%	$272,824	100.0%	$72,811	36.4%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       A 18% increase in the active Associate base and a 22% increase in the active Preferred Customer base for the year ended 2004 in markets that were open the full year in both 2004 and 2003,

•       A $2.2 million and $9.4 million increase in South Korea and Singapore, respectively, due to a full year of operations, and

•       Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign markets by $9.1 million.

We commenced operations in Mexico in March 2004, which contributed $8.3 million to net sales for 2004.

Total sales reported in 2003 included an additional week worth of sales totaling approximately $4.0 million (fiscal year 2003 was a 53-week year and fiscal year 2004 was a 52-week year).

The increase in net sales contributed by the Contract Manufacturing segment can be primarily attributed to the following factors:

•       A full year of operations for the segment that commenced in July 2003,

•       A significant increase in sales to the segment’s primary customer, and

•       New contracts added during 2004.

The Company follows the practice of providing guidance concerning anticipated net sales. Based on the current expectations of management, we anticipate annual net sales in the range of $319 to $327 million for fiscal year 2005.

The following tables summarize the growth (decline) in active customers, rounded to the nearest thousand, for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

	As of		As of		Change from	Percent
Region	January 3, 2004		January 1, 2005		Prior Year	Change
United States	35,000	39.8%	43,000	37.7%	8,000	22.9%
Canada	19,000	21.6%	22,000	19.3%	3,000	15.8%
Australia-New Zealand	13,000	14.8%	14,000	12.3%	1,000	7.7%
Hong Kong	4,000	4.5%	5,000	4.4%	1,000	25.0%
Japan	3,000	3.4%	4,000	3.5%	1,000	33.3%
Taiwan	8,000	9.1%	9,000	7.9%	1,000	12.5%
South Korea	4,000	4.5%	2,000	1.8%	(2,000)	(50.0)%
Singapore	2,000	2.3%	8,000	7.0%	6,000	300.0%
Mexico	—	0.0%	7,000	6.1%	7,000	N/A
Total	88,000	100.0%	114,000	100.0%	26,000	29.5%

We believe that various factors contributed to the increase in the 2004 active Associate base, including new market openings, on-going communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions to motivate Associates.

Active Preferred Customers By Region

	As of		As of		Change from	Percent
Region	January 3, 2004		January 1, 2005		Prior Year	Change
United States	31,000	60.8%	38,000	60.3%	7,000	22.6%
Canada	15,000	29.4%	17,000	27.0%	2,000	13.3%
Australia-New Zealand	4,000	7.8%	5,000	7.9%	1,000	25.0%
Hong Kong	1,000	2.0%	1,000	1.6%	—	0.0%
Japan	**	0.0%	1,000	1.6%	1,000	N/A
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Mexico	—	0.0%	1,000	1.6%	1,000	N/A
Total	51,000	100.0%	63,000	100.0%	12,000	23.5%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region

	As of		As of		Change from	Percent
Region	January 3, 2004		January 1, 2005		Prior Year	Change
United States	66,000	47.5%	81,000	45.8%	15,000	22.7%
Canada	34,000	24.5%	39,000	22.0%	5,000	14.7%
Australia-New Zealand	17,000	12.2%	19,000	10.8%	2,000	11.8%
Hong Kong	5,000	3.6%	6,000	3.4%	1,000	20.0%
Japan	3,000	2.1%	5,000	2.8%	2,000	66.7%
Taiwan	8,000	5.8%	9,000	5.1%	1,000	12.5%
South Korea	4,000	2.9%	2,000	1.1%	(2,000)	(50.0)%
Singapore	2,000	1.4%	8,000	4.5%	6,000	300.0%
Mexico	—	0.0%	8,000	4.5%	8,000	N/A
Total	139,000	100.0%	177,000	100.0%	38,000	27.3%

Gross Profit.   Consolidated gross profit decreased to 75.5% of net sales in 2004 from 77.8% in 2003. The Direct Selling segment’s gross profit remained relatively constant at 78.0% of net segment sales in 2004, compared to 78.3% in 2003. Gross profit in our Contract Manufacturing segment decreased to 12.5% of net segment sales from 28.8% in 2003.

During 2004, we continued to encounter higher purchase prices for one of our raw materials, Coenzyme Q10 (CoQ10), due to a persistent shortage in supply. We have qualified multiple sources to supply this raw ingredient and are confident that we can obtain the quantities necessary to meet production requirements. However, we expect sustained modest pressure on the gross profit margin for our Direct Selling segment from higher purchase prices for CoQ10. Additionally, we increased our provision for inventory valuation to account for obsolescence of our old Sensé inventory. These factors that contributed to a lower gross profit margin were partially offset by improved production efficiencies achieved in 2004.

The relatively lower gross profit margin in our Contract Manufacturing segment during 2004 was primarily a result of two factors:

•       Construction upgrades to our manufacturing facility in Draper, Utah that took place during the first quarter of 2004 and

•       Higher than anticipated demand resulting in additional production and distribution costs, such as expediting freight.

We anticipate modest sequential improvement to the consolidated gross profit margin throughout 2005.

Associate Incentives.   Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percent of net sales for the segment. Associate incentives remained relatively constant at 39.8% of net segment sales in 2004 compared to 39.7% in 2003.

We believe that Associate incentives, as a percentage of net sales for the Direct Selling segment during 2005 will be approximately 40% as we continue our commitment to providing our Associates with a highly competitive and rewarding Compensation Plan.

Selling, General, and Administrative.   Selling, general, and administrative expenses decreased to 20.0% of net sales in 2004 from 22.2% in 2003. The decrease as a percentage of net sales can be primarily attributed to leverage gained on the increase in net sales during 2004.

While selling, general, and administrative expenses decreased as a percentage of net sales from 2003 to 2004, in absolute terms, these expenses increased $10.3 million or 23.1% in 2004, virtually all of which can be attributed to the Direct Selling segment. The absolute increase in selling, general, and administrative expenses contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       An increase in spending in many of our markets to support a growing Associate base and related sales,

•       Increased spending in our newest markets of South Korea, Singapore, and Mexico, totaling approximately $3.9 million, due to a full year of operations, and

•       Higher translated U.S. dollars of foreign currency expenses, totaling $1.1 million, as a result of a weaker U.S. dollar.

We believe that selling, general, and administrative expenses will decrease in 2005 as a percentage of net sales when compared to 2004. We believe this decrease will likely occur as a result of leverage benefits on a rising sales base. We do, however, expect that these expenses will rise in absolute terms as a result of increased variable costs related to higher sales, a growing Associate base, and additional costs associated with the opening of a new market by the end of the third quarter of 2005.

Income Taxes.   As a result of a favorable revision to the calculation of the Research and Experimentation Credit and a favorable settlement of a foreign tax audit during 2004, we generated significant tax benefits in the current year, yielding an effective tax rate of 31.7%, compared to 33.5% in 2003.

We expect that the effective tax rate for 2005 will be approximately 34% due to the following:

•       The favorable prior period adjustment for a revision to the calculation of the 2003 Research and Experimentation Credit in 2004, with no prior period adjustments expected for the 2005 calculation,

•       The favorable settlement of a foreign tax audit during 2004, which will not occur in 2005, and

•       The new American Jobs Creation Act, with the 20% phase out of the Extraterritorial Income Exclusion benefit in 2005 that will be partially offset by the introduction of the new 3% deduction of Qualified Production Activities Income.

Net Earnings.   Net earnings increased to 11.4% of net sales in 2004 from 10.4% in 2003. The increase in net earnings can primarily be attributed to the following:

•       Increased net sales,

•       Improved operating margins, and

•       A lower effective income tax rate.

Diluted earnings per share were $1.51 for 2004, an increase of $0.53 from diluted earnings of $0.98 per share in 2003. The favorable tax results mentioned above positively impacted diluted earnings per share for 2004 by $0.03.

Fiscal Year 2003 compared to Fiscal Year 2002

Net Sales.   Net sales increased 49.5%, or $66.2 million, to $200.0 million for 2003, from $133.8 million in 2002. This increase consisted of $64.4 million associated with our Direct Selling segment and $1.8 million associated with our Contract Manufacturing segment acquired in July 2003.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal years ended December 28, 2002 and January 3, 2004.

Net Sales By Segment and Region
(in thousands)

	Year Ended				Change from	Percent
Segment / Region	2002		2003		Prior Year	Change
Direct Selling
United States	$70,062	52.4%	$91,033	45.5%	$20,971	29.9%
Canada	31,712	23.7%	44,187	22.1%	12,475	39.3%
Australia-New Zealand	17,606	13.2%	29,508	14.8%	11,902	67.6%
Hong Kong	7,098	5.3%	8,850	4.4%	1,752	24.7%
Japan	4,955	3.7%	6,537	3.3%	1,582	31.9%
Taiwan	2,343	1.7%	13,619	6.8%	11,276	481.3%
South Korea	—	0.0%	3,515	1.8%	3,515	N/A
Singapore	—	0.0%	920	0.5%	920	N/A
Segment Total	133,776	100.0%	198,169	99.2%	64,393	48.1%
Contract Manufacturing	—	0.0%	1,844	0.8%	1,844	N/A
Consolidated	$133,776	100.0%	$200,013	100.0%	$66,237	49.5%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       A 24% increase in the active Associate base and a 13% increase in the active Preferred Customer base for the year ended 2003 in markets that have been open longer than one year,

•       An $11.3 million increase in net sales in Taiwan due to a full year of operations,

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

Additionally, our Contract Manufacturing segment, acquired in July of 2003, contributed $1.8 million to the increase in consolidated net sales.

The following tables summarize the growth in active customers, rounded to the nearest thousand, for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

	As of		As of		Change from	Percent
Region	December 28, 2002		January 3, 2004		Prior Year	Change
United States	28,000	42.4%	35,000	39.8%	7,000	25.0%
Canada	16,000	24.2%	19,000	21.6%	3,000	18.8%
Australia-New Zealand	11,000	16.7%	13,000	14.8%	2,000	18.2%
Hong Kong	4,000	6.1%	4,000	4.5%	—	0.0%
Japan	2,000	3.0%	3,000	3.4%	1,000	50.0%
Taiwan	5,000	7.6%	8,000	9.1%	3,000	60.0%
South Korea	—	0.0%	4,000	4.5%	4,000	N/A
Singapore	—	0.0%	2,000	2.3%	2,000	N/A
Total	66,000	100.0%	88,000	100.0%	22,000	33.3%

We believe that various factors contributed to the increase in the 2003 active Associate base, including general enthusiasm created by international expansion, on-going communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions to motivate Associates.

Active Preferred Customers By Region

	As of		As of		Change from	Percent
Region	December 28, 2002		January 3, 2004		Prior Year	Change
United States	27,000	60.0%	31,000	60.8%	4,000	14.8%
Canada	13,000	28.9%	15,000	29.4%	2,000	15.4%
Australia-New Zealand	4,000	8.9%	4,000	7.8%	—	0.0%
Hong Kong	1,000	2.2%	1,000	2.0%	—	0.0%
Japan	**	0.0%	**	0.0%	—	N/A
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	—	0.0%	**	0.0%	—	N/A
Singapore	—	0.0%	**	0.0%	—	N/A
Total	45,000	100.0%	51,000	100.0%	6,000	13.3%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region

	As of		As of		Change from	Percent
Region	December 28, 2002		January 3, 2004		Prior Year	Change
United States	55,000	49.5%	66,000	47.5%	11,000	20.0%
Canada	29,000	26.1%	34,000	24.5%	5,000	17.2%
Australia-New Zealand	15,000	13.6%	17,000	12.2%	2,000	13.3%
Hong Kong	5,000	4.5%	5,000	3.6%	—	0.0%
Japan	2,000	1.8%	3,000	2.1%	1,000	50.0%
Taiwan	5,000	4.5%	8,000	5.8%	3,000	60.0%
South Korea	—	0.0%	4,000	2.9%	4,000	N/A
Singapore	—	0.0%	2,000	1.4%	2,000	N/A
Total	111,000	100.0%	139,000	100.0%	28,000	25.2%

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

The increase in gross profit for the Direct Selling segment can be attributed primarily to:

•       Cost improvement in procurement and production activities,

•       A change in pricing that created greater incentives for our Associates and that generally contributed to a higher gross profit margin, and

•       Leverage benefits of variable costs on a rising sales base.

Associate Incentives.   Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment. Associate incentives increased to 39.7% of net segment sales in 2003 from 38.3% in 2002. This increase can be attributed to:

•       A change in pricing that created greater incentives for our Associates,

•       An increase in the commission payout rate in the Australia-New Zealand market, with no corresponding increase in the price at which we sell our products,

•       The elimination of payment processing fees charged to customers in our North America and Australia-New Zealand markets, and

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

	Quarter Ended
	March 29,	June 28,	Sept. 27,	Jan. 3,	April 3,	July 3,	Oct. 2,	Jan. 1,
	2003	2003	2003	2004	2004	2004	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$40,864	$47,157	$52,506	$59,486	$61,775	$67,246	$68,673	$75,130
Cost of sales	9,220	10,417	11,364	13,421	15,058	16,195	16,732	18,837
Gross profit	31,644	36,740	41,142	46,065	46,717	51,051	51,941	56,293
Operating expenses:
Associate incentives	16,097	18,662	20,332	23,584	23,612	25,556	26,210	29,055
Selling, general, and administrative	9,572	10,574	11,926	12,341	13,262	13,656	13,141	14,633
Research and development	334	373	379	298	578	607	450	396
Total operating expenses	26,003	29,609	32,637	36,223	37,452	39,819	39,801	44,084
Earnings from operations	5,641	7,131	8,505	9,842	9,265	11,232	12,140	12,209
Other income (expense), net	34	(228)	525	(139)	149	(1)	(513)	598
Earnings before income taxes	5,675	6,903	9,030	9,703	9,414	11,231	11,627	12,807
Income taxes	2,100	2,554	2,974	2,866	3,201	3,818	3,631	3,652
Net earnings	$3,575	$4,349	$6,056	$6,837	$6,213	$7,413	$7,996	$9,155
Earnings per share:
Basic	$0.19	$0.23	$0.32	$0.35	$0.32	$0.39	$0.42	$0.48
Diluted	$0.17	$0.20	$0.28	$0.32	$0.30	$0.36	$0.39	$0.46
Weighted average shares outstanding:
Basic	18,624	19,088	19,058	19,285	19,377	19,199	19,052	19,025
Diluted	21,048	21,450	21,384	21,389	20,853	20,523	20,296	19,990

	Quarter Ended
	March 29,	June 28,	Sept. 27,	Jan. 3,	April 3,	July 3,	Oct. 2,	Jan. 1,
	2003	2003	2003	2004	2004	2004	2004	2005
Consolidated Statements of Earnings as a percentage of Net Sales:
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	22.6	22.1	21.6	22.6	24.4	24.1	24.4	25.1
Gross profit	77.4	77.9	78.4	77.4	75.6	75.9	75.6	74.9
Operating Expenses:
Associate Incentives	39.4	39.6	38.7	39.6	38.2	38.0	38.2	38.7
Selling, general and administrative	23.4	22.4	22.7	20.7	21.5	20.3	19.1	19.5
Research and development	0.8	0.8	0.7	0.5	0.9	0.9	0.7	0.5
Total operating expenses	63.6	62.8	62.1	60.8	60.6	59.2	58.0	58.7
Earnings from operations	13.8	15.1	16.3	16.6	15.0	16.7	17.7	16.2
Other income (expense), net	0.1	(0.5)	1.0	(0.2)	0.2	—	(0.7)	0.8
Earnings before income taxes	13.9	14.6	17.3	16.4	15.2	16.7	17.0	17.0
Income taxes	5.1	5.4	5.7	4.8	5.2	5.7	5.3	4.9
Net earnings	8.8%	9.2%	11.6%	11.6%	10.0%	11.0%	11.7%	12.1%

We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

•       The recruiting and retention of Associates,

•       The opening of new markets,

•       The timing of company-sponsored Associate events,

•       Fluctuations in currency exchange rates,

•       New product introductions,

•       The timing of holidays, which may reduce the amount of time Associates spend selling products or recruiting new Associates,

•       The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products in some countries,

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

Because our products are ingested by consumers or applied to their bodies, we are highly dependent upon consumers’ perception of the safety, quality, and efficacy of our products. As a result, substantial negative publicity, whether founded or unfounded, concerning one or more products or other products similar to our products could adversely affect our business, financial condition, and results of operations.

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

Liquidity and Capital Resources

We have continually financed our growth with cash flows from operations. In 2004, net cash flows from operating activities totaled $38.2 million, compared to $35.5 million in 2003. Cash and cash equivalents decreased to $15.1 million at January 1, 2005, from $19.0 million at January 3, 2004. Additionally, net working capital decreased to $18.1 million at January 1, 2005, compared to net working capital of $18.3 million at January 3, 2004. The decrease in cash and cash equivalents and net working capital during 2004 is due to the $34.9 million purchase of shares under the Company’s share repurchase plan.

On June 16, 2004, we entered into a new agreement with a financial institution to provide a credit facility consisting of a $10 million two-year revolving line of credit. The credit facility is secured through a pledge of the capital stock of certain subsidiaries of the Company. At January 1, 2005, we had no amounts outstanding on the line of credit. The credit facility contains restrictive covenants requiring that we maintain certain financial ratios. As of January 1, 2005, we were in compliance with these covenants.

During the fiscal year ended January 1, 2005, directors, officers, and employees exercised options, resulting in proceeds to the Company totaling $1.4 million.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our expected contractual obligations and commitments subsequent to January 1, 2005:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Leases	—	—	—	—	—
Operating Leases	15,760	3,145	9,184	3,431	—
Purchase Commitments	—	—	—	—	—
Capital Commitments	802	802	—	—	—
Line of Credit	—	—	—	—	—
Other Commitments	4,961	2,069	2,553	339	—
Total Contractual Obligations	$21,523	$6,016	$11,737	$3,770	$—

Obligations for Operating Leases contain the assumption that, in the normal course of business, any operating leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2009.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Our significant accounting policies are described in Note A to the consolidated financial statements. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments. We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition.   In accordance with Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements”, as revised by Staff Accounting Bulletin 104 “Revenue Recognition”, revenue is recognized at the point of shipment of the merchandise, at which point the risks and rewards of ownership have passed to the customer. For our Direct Selling segment, we require cash or credit card payment prior to shipping and do not extend credit to customers. A reserve for product returns and allowances is provided for and is founded on historical experience. Additionally, we collect an annual renewal fee from our Associates that is recognized on a straight-line basis over a subsequent twelve-month period.

Under the guidelines of Emerging Issues Task Force No 01-09 (“EITF 01-09”), certain sales incentives offered by a company to customers, including discounts, coupons, and rebates, are generally presumed to be a reduction of the selling prices of products, and, therefore, should be characterized as a reduction of revenue when recognized in a company’s income statement. Associate incentives paid under our Compensation Plan include commissions and leadership bonuses that are paid based on sales volume points assigned to products independent of the product’s price and do not include discounts, coupons, or rebates. Currently, Associate incentives are classified as a component of operating expenses, and do not fall under the guidelines of EITF 01-09. In the event that our Associate incentives expense is determined to fall under the guidelines of EITF 01-09, our reported net sales would be reduced, along with a corresponding reduction in reported operating expense, which would consequently have no effect on our earnings from operations or net earnings.

Inventory Valuation.   Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. An allowance for inventory valuation is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the allowance, various assumptions are made in regard to excess or slow moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in additional reserves. A history of the allowance for inventory valuation for each of the last three fiscal years is included in Note C of the audited consolidated financial statements included in this report.

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

Foreign Currency Risks.   Sales outside the United States represented 47.6%, 53.7%, and 54.6% of net sales in 2002, 2003, and 2004, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted average exchange rates for reported periods. Consequently, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. Changes in currency exchange rates affect the relative prices at which we sell our products.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. Our strategy includes entering into forward and option contracts to hedge expected net cash flows from our foreign affiliates, which is primarily represented by intercompany cash transfers. During the fiscal year ended January 1, 2005, we entered into forward and option contracts to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and New Taiwan Dollar. For additional disclosure regarding outstanding foreign currency forwards and options, see Note J of the audited consolidated financial statements included in this report. As a last recourse for hedging currency risk, we may elect to adjust prices in non-U.S. markets to reflect changes in foreign currency exchange rates. However, there can be no assurance that these practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the years ended 2002, 2003, and 2004:

	Year ended
	2002	2003	2004
Canadian Dollar	1.57	1.40	1.30
Australian Dollar	1.84	1.54	1.36
New Zealand Dollar	2.16	1.72	1.51
Hong Kong Dollar	7.80	7.80	7.80
Japanese Yen	125.20	115.93	108.10
New Taiwan Dollar(1)	34.75	34.36	33.34
Korean Won(2)	*	1,179.52	1,144.07
Singapore Dollar(3)	*	1.72	1.69
Mexican Peso(4)	*	*	11.35

(1)          The 2002 New Taiwan Dollar exchange rate represents the average for the first three months of Taiwan operations that commenced in October 2002.

(2)          The 2003 Korean Won exchange rate represents the average for the first six months of South Korea operations that commenced in July 2003.

(3)          The 2003 Singapore Dollar exchange rate represents the average for the first two months of Singapore operations that commenced in November 2003.

(4)          The 2004 Mexican Peso exchange rate represents the average for the first ten months of Mexican operations that commenced in March 2004.

*                    Market was not in operation during year indicated.

Interest Rate Risks.   As of January 1, 2005, we had no outstanding debt, and, therefore, we currently have no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require. In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

Our net sales are significantly affected by our success in opening new markets. If we are unable to open new markets, or if we lose existing markets, we would have difficulty achieving our long-term objectives.   We experienced revenue growth in 2003 and 2004 due in part to the successful expansion of our operations into Taiwan, South Korea, Singapore and Mexico. Recently the government of North Korea has taken actions, involving its nuclear assets, that have created significant political tension in the region. There is no assurance that this situation will not adversely affect our operations in South Korea or that the tensions created by the situation in North Korea will not adversely affect our other operations in neighboring countries, such as Japan, Hong Kong, and Taiwan. If the political situation in North Korea adversely affects the economies or political situation in South Korea or our existing markets in the region, our net sales and profits in fiscal year 2005 will be affected.

If the number or productivity of independent Associates does not increase, our revenue will not increase.   To increase revenue, we must increase the number and/or the productivity of our Associates. We can provide no assurances that Associate numbers will increase or remain constant or that their productivity will increase. We experienced a 17.9%, 33.3% and 29.5% increase in active Associates during 2002, 2003 and 2004, respectively. The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.

The violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Compensation Plan could adversely affect our business.   New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general. Legal actions against Associates or others associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our Compensation Plan are observed. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

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

The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.   Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 43.56% of our outstanding common stock at January 1, 2005. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves on the Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

As we continue to expand into international markets our business becomes increasingly subject to political and economic risks. Changes in these markets could adversely affect our business.   We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998, and in Hong Kong in November 1999. In 2000, we began limited business activity in Japan and launched more formal operations there in October 2001. In October 2002, we began business operations in Taiwan. We ceased operations in the United Kingdom at the end of the first quarter of 2000. We commenced operations in South Korea and Singapore in July and November 2003, respectively, and opened operations in Mexico during March 2004. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to recruit qualified Associates. There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system, such as ours. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

An increase in the amount of incentives paid to Associates would reduce profitability.   A significant expense is the payment of incentives to Associates. These incentives include commissions, leadership bonuses, and certain awards and prizes. From time to time we have changed our Compensation Plan to better manage these incentives as a percentage of net sales. For example, during the third quarter of 1997, we introduced a broad re-pricing strategy across our product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product. At the same time, we changed our leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points. In February 2000, we introduced a broad re-pricing initiative, reducing the average price of our products by approximately 24%. This initiative decreased the amount of incentives as a percentage of net sales. Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to the Compensation Plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates. An increase in incentive payments to Associates as a percentage of net sales would reduce our profitability.

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

The loss of a significant Associate or downline organization could adversely affect our business.   We rely on the successful efforts of certain Associates. Our Compensation Plan is designed to permit

Associates to sponsor new Associates, creating multiple “business centers,” or levels in the marketing structure. Sponsored Associates are referred to as “downline” Associates within the sponsoring Associate’s “downline network.” If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor’s downline network. As a result of this network marketing system, Associates develop business relationships with other Associates. The loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction and the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, and results of operations. Moreover, the ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

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

Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.   We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products as described in greater detail in “Business—Competition.” Numerous manufacturers, Associates, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other companies.

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

Taxation and transfer pricing considerations affect our international operations.   Our principal domicile is the United States. The following table summarizes 2004 sales data as a percentage of consolidated net sales and the associated statutory income tax rates for each of our geographic regions (sales data for the United States region includes 3.8% of net consolidated sales contributed by the Contract Manufacturing segment):

Region	% Net Sales	Tax Rate
United States	45.4%	38%
Canada	19.3%	33%
Australia / New Zealand	13.1%	30% / 33%
Hong Kong	4.0%	18%
Japan	3.4%	46%
Taiwan	5.9%	25%
South Korea	2.1%	18%
Singapore	3.8%	20%
Mexico	3.0%	33%

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

Disruptions to shipping channels used to distribute product to international warehouses may temporarily adversely affect our margins and profitability in those markets.   The financial press is reporting congestion at West Coast ports caused by increasing cargo volumes, a lack of capacity on the railroads, and a shortage of manpower. We have particularly felt the effects in our container shipments to Australia. The near-term solution has required additional use of airfreight to meet demand. Until congestion is relieved, we anticipate an additional two weeks of ocean transit time, thus potentially adding to required inventories associated with products in transit or additional cost for airfreight depending on evaluation of cost tradeoffs. Congestion to ports can affect previously negotiated contracts with shipping companies resulting in unexpected increases in shipping costs. Our freight forwarders will continue to exercise flexibility in the selection of ports and carriers to provide the best service.

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

Shortages of raw materials used in certain of our products may temporarily adversely affect our margins and profitability related to the sale of those products.   Many nutritional supplement companies that manufacture products containing Coenzyme Q10 (CoQ10), have experienced a shortage in supply of this raw material component during the year 2004. The sharp increase in demand has caused a shortage in supply while suppliers re-tool their manufacturing facilities to increase production capacity in order to meet the growing demand. Certain of our nutritional products are affected by this raw material shortage. We have identified multiple sources to supply quality raw ingredients and are confident that we can obtain the necessary quantities; however, it is likely that any quantities of materials acquired during this shortage will be purchased at higher prices, which would negatively impact gross margins for those products affected.

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

Our business is subject to particular intellectual property risks.   Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our nutritional or other products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws, although we have not, to date, entered into confidentiality agreements with our employees involved in research and development activities, with the exception of certain of our WPD employees. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and many of the other countries in which we are either presently operating or plan to commence operations in the near future. Notwithstanding our efforts as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results. There can be no assurance that third-party claims will not in the future adversely affect our business, financial condition, and results of operations.

Our manufacturing activity is subject to certain risks.   We manufacture approximately 78% of the products sold by our Associates. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Salt Lake City, Utah. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures and could have a material adverse effect on our business, financial condition, and results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

We may incur liability under our “Athlete Guarantee” program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.   USANA believes that its nutrition supplement products are free from substances that have been banned by world-class training and competitive athletic programs. The Company further believes that while its products promote good health, they are not otherwise considered to be “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”). For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up its claim that athletes who use the Company’s products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes in Canada, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA would compensate that athlete up to one million Canadian dollars based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

•       Designate lots identified as dedicated to the program and retain additional samples,

•       Store designated lot samples externally with a third party, and

•       Establish a chain of custody that requires signatures on behalf of USANA and the third party to transfer possession of the product lots and that restricts access by USANA employees after the transfer.

This program is open only to elite world-class athletes in Canada and all applicants are subject to screening and acceptance by the Company in its sole discretion. Contracts are tailored to fit the athlete’s individual circumstances and the amount of the Company’s exposure is limited based on the level of sponsorship of the participating athlete. Although the Company believes that the pool of current and potential participants in the program is very small, there is no guarantee that an athlete accepted in the program will not successfully make a claim against the guarantee, which would require that the Company pay the athlete under the terms of its agreement with that athlete. The Company currently has no insurance to protect it from potential claims under this program.

Item 8.                        Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of USANA Health Sciences, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of January 1, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 1, 2005, has been audited by Grant Thornton LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
of USANA Health Sciences, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that USANA Health Sciences, Inc. and Subsidiaries maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). USANA Health Sciences, Inc.s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that USANA Health Sciences, Inc. and Subsidiaries maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, USANA Health Sciences, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries as of January 3, 2004 and January 1, 2005, and the related consolidated statements of earnings, statements of stockholders’ equity and comprehensive income, and cash flows for each of the three years ended

January 1, 2005 and our report dated February 4, 2005 expressed an unqualified opinion on those financial statements.

Salt Lake City, Utah
February 4, 2005

Item 9B.     Other Information

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          The following documents are filed as part of this Form:

1.   Financial Statements

Quarterly Financial Data (unaudited) (included in Note N of the Notes to the Consolidated Financial Statements)

2.   Financial Statement Schedules.   [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

3.   Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]
4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
10.1	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*
10.2	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*
10.3	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]
11.1	Computation of Net Income per Share (included in Note O of the Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc.
21	Subsidiaries of the Registrant, as of March 15, 2005
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002, 18 U.S.C. Section 1350

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

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MYRON W. WENTZ	Chairman and Chief Executive Officer	March 15, 2005
Myron W. Wentz, PhD	(Principal Executive Officer)
/s/ DAVID A. WENTZ	President	March 15, 2005
David A. Wentz
/s/ RONALD S. POELMAN	Director	March 15, 2005
Ronald S. Poelman
/s/ ROBERT ANCIAUX	Director	March 15, 2005
Robert Anciaux
/s/ DENIS E. WAITLEY	Director	March 15, 2005
Denis E. Waitley, PhD
/s/ JERRY G. MCCLAIN	Director	March 15, 2005
Jerry G. McClain
/s/ GILBERT A. FULLER	Senior Vice President and Chief Financial	March 15, 2005
Gilbert A. Fuller	Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the Company) as of January 3, 2004 and January 1, 2005 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of January 3, 2004 and January 1, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of Public Company Accounting Oversight Board (United States), the effectiveness of USANA Health Sciences, Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005, expressed an unqualified opinion.

Salt Lake City, Utah
February 4, 2005.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 3, 2004	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$18,965	$15,067
Inventories, net	14,069	17,722
Prepaid expenses and other current assets	3,294	5,808
Deferred income taxes	1,921	2,226
Total current assets	38,249	40,823
Property and equipment, net	20,195	23,194
Goodwill	4,267	5,690
Other assets	2,416	1,957
	$65,127	$71,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	5,215	5,106
Other current liabilities	14,704	17,644
Total current liabilities	19,919	22,750
Deferred income taxes	837	1,071
Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 19,470 as of January 3, 2004 and 18,953 as of January 1, 2005	19	19
Additional paid-in capital	14,187	11,853
Retained earnings	28,935	34,496
Accumulated other comprehensive income	1,230	1,475
Total stockholders’ equity	44,371	47,843
	$65,127	$71,664

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	2002	2003	2004
Net sales	$133,776	$200,013	$272,824
Cost of sales	33,392	44,422	66,822
Gross profit	100,384	155,591	206,002
Operating expenses:
Associate incentives	51,174	78,675	104,433
Selling, general, and administrative	35,382	44,413	54,692
Research and development	1,035	1,384	2,031
Total operating expenses	87,591	124,472	161,156
Earnings from operations	12,793	31,119	44,846
Other income (expense):
Interest income	94	124	572
Interest expense	(326)	(49)	—
Other, net	11	117	(339)
Other income (expense), net	(221)	192	233
Earnings before income taxes	12,572	31,311	45,079
Income taxes	4,069	10,494	14,302
Net earnings	$8,503	$20,817	$30,777
Earnings per common share
Basic	$0.45	$1.09	$1.61
Diluted	$0.41	$0.98	$1.51
Weighted average common shares outstanding
Basic	18,884	19,018	19,163
Diluted	20,647	21,319	20,415

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 28, 2002; January 3, 2004; and January 1, 2005
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2001	19,328	$19	$2,350	$12,752	$(594)	$14,527
Comprehensive income
Net earnings for the year	—	—	—	8,503	—	8,503
Foreign currency translation adjustment	—	—	—	—	483	483
Comprehensive income						8,986
Common stock retired	(2,108)	(1)	(1,117)	(6,735)	—	(7,853)
Common stock issued under stock option plan, including tax benefit of $1,304	1,053	—	2,433	—	—	2,433
Balance at December 28, 2002	18,273	18	3,666	14,520	(111)	18,093
Comprehensive income
Net earnings for the year	—	—	—	20,817	—	20,817
Foreign currency translation adjustment	—	—	—	—	1,341	1,341
Comprehensive income						22,158
Common stock retired	(472)	—	(1,835)	(6,402)	—	(8,237)
Common stock issued under stock option plan, including tax benefit of $8,853	1,669	1	12,356	—	—	12,357
Balance at January 3, 2004	19,470	19	14,187	28,935	1,230	44,371
Comprehensive income
Net earnings for the year	—	—	—	30,777	—	30,777
Foreign currency translation adjustment	—	—	—	—	245	245
Comprehensive income						31,022
Common stock retired	(1,204)	(1)	(9,724)	(25,216)	—	(34,941)
Common stock issued under stock option plan, including tax benefit of $5,973	687	1	7,390	—	—	7,391
Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	2002	2003	2004
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$8,503	$20,817	$30,777
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,137	3,877	4,840
(Gain) loss on sale of property and equipment	99	(28)	—
Allowance for inventory valuation	1,412	1,207	1,732
Deferred income taxes	(1,063)	(179)	(29)
Changes in operating assets and liabilities:
Inventories	(724)	(4,456)	(4,832)
Prepaid expenses and other assets	(1,124)	(1,731)	(2,457)
Accounts payable	21	1,707	(208)
Other current liabilities	4,682	14,264	8,360
Total adjustments	7,440	14,661	7,406
Net cash provided by operating activities	15,943	35,478	38,183
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(5,341)	(2,140)
Purchases of property and equipment	(2,966)	(4,564)	(6,952)
Proceeds from sale of property and equipment	45	48	29
Net cash used in investing activities	(2,921)	(9,857)	(9,063)
Cash flows from financing activities
Proceeds from stock options exercised	1,129	3,504	1,418
Retirement of common stock	(7,853)	(8,237)	(34,941)
Principal payments of long-term debt	(2,000)	(6,000)	—
Decrease in line of credit	(1,185)	(2,913)	—
Payments on capital lease obligations	(3)	(91)	—
Net cash used in financing activities	(9,912)	(13,737)	(33,523)
Effect of exchange rate changes on cash and cash equivalents	1,111	395	505
Net increase (decrease) in cash and cash equivalents	4,221	12,279	(3,898)
Cash and cash equivalents, beginning of year	2,465	6,686	18,965
Cash and cash equivalents, end of year	$6,686	$18,965	$15,067
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$356	$69	$—
Income taxes	3,214	2,023	8,984

Non-cash activities

During 2002, the Company incurred a capital lease obligation totaling $94.

During 2003, the Company acquired Wasatch Products Development, Inc. for $5,016 in cash. In conjunction with the acquisition, certain liabilities were assumed, including $200 in income tax liabilities of the selling shareholders and $125 for professional fees directly associated with the acquisition.

During 2004, the Company acquired FMG Productions, LLC for $2,140 in cash, which included $80 for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.   Principles of consolidation

The consolidated financial statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in Canada, Mexico, Australia, New Zealand, the United Kingdom, Hong Kong, Japan, Taiwan, South Korea, and Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   Business activity

The Company develops and manufactures nutritional and personal care products that are distributed through a network marketing system throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Mexico. The Company began processing orders from its Mexico offices in March 2004.

4.   Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2002 and 2004 were 52-week years. The fiscal year 2003 was a 53-week year. Fiscal year 2002 covered the period December 30, 2001 to December 28, 2002 (hereinafter 2002). Fiscal year 2003 covered the period December 29, 2002 to January 3, 2004 (hereinafter 2003). Fiscal year 2004 covered the period January 4, 2004 to January 1, 2005 (hereinafter 2004).

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

7.   Inventories

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

9.   Revenue recognition and deferred revenue

The Company receives payment, primarily via credit card, for the sale of products at the time Associates and Preferred Customers place orders. Sales are recorded when the product is shipped and title passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. A reserve for product returns and allowances is provided for and is founded on historical experience. Additionally, the Company collects an annual renewal fee from Associates that is recognized on a straight-line basis over a subsequent twelve-month period.

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

10.   Goodwill

Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, in connection with the goodwill resulting from the acquisitions of Wasatch Products Development, Inc., effective July 2003, and FMG Productions, LLC, effective February 2004. In accordance with SFAS No. 142, goodwill is not amortized; however, it is tested at least annually for impairment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

12.   Product return policy

All returned product within the first 30 days of purchase will be refunded at 100 percent of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price, less a 10 percent restocking fee. Returned product that was damaged during shipment to the customer is 100 percent refundable. Return of product by an Associate, other than that which was damaged at the time of receipt, may constitute cancellation of the distributorship according to the terms of the Associate Agreement. Returns as a percentage of net sales were 1.7% in 2002, 2.4% in 2003, and 2.1% in 2004.

13.   Research and development

Research and development costs are charged to expense as incurred.

14.   Advertising

Advertising costs are charged to expense as incurred.

15.   Earnings per share

Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares that are included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

16.   Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, payables, and line of credit approximate fair values due to the short-term maturity of the instruments.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

17.   Translation of foreign currencies

The Company’s foreign subsidiaries’ asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income.

18.   Common stock

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid in capital. No charges are reflected in the consolidated statements of earnings as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in common stock and additional paid in capital. The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of January 1, 2005, $4,124 was available to repurchase shares under this plan.

19.   Segment information

The Company’s operations involve two reportable business segments; Direct Selling and Contract Manufacturing. The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. Operations within this segment are further distinguished by geography and include seven regions. Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products, produced under the brand name of its customers. No Associate within the Direct Selling segment accounted for more than ten percent of net segment sales for the years ended 2002, 2003, or 2004. Sales made by the Contract Manufacturing segment to one customer accounted for 77%, or approximately $7,906, of net segment sales for the year ended 2004. No other Contract Manufacturing customer accounted for more than ten percent of net segment sales for the year ended 2004.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

22.   Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” for the years ended 2002, 2003, and 2004. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

		Year ended
		2002	2003	2004
Net earnings	As reported	$8,503	$20,817	$30,777
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects		$(674)	$(544)	$(1,637)
Net earnings	Pro forma	$7,829	$20,273	$29,140
Earnings per share—basic	As reported	$0.45	$1.09	$1.61
	Pro forma	$0.41	$1.07	$1.52
Earnings per share—diluted	As reported	$0.41	$0.98	$1.51
	Pro forma	$0.38	$0.95	$1.43

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the years ended as indicated:

	Year ended
	2002	2003	2004
Expected volatility	71%	77%	75%
Risk free interest rate	4.94%	3.67%	3.93%
Expected life	10 yrs.	10 yrs.	9.1 yrs.
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted*	$1.02	$12.52	$29.30

*                    All options during the years indicated have been granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

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

23.   Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt the provisions of SFAS No. 151 for fiscal years beginning after June 15, 2005. Management believes the provisions of this Standard currently have no material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in the third quarter of fiscal 2005 using the modified-prospective method. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company’s results of operations as a result of adopting this new Standard.

On December 21, 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, effective for tax years beginning in 2005 that provides

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. Management is currently evaluating the impact FSP FAS 109-1 will have on the Company’s financial position and results of operations.

NOTE B—ACQUISITIONS

2003 Acquisitions

Effective July 1, 2003, the Company acquired Wasatch Product Development, Inc. (WPD), a company specializing in the manufacture of skin and personal care products, to obtain benefits in the form of reduced cost of sales and enhanced quality control for its Sensé product line. The aggregate investment was $5,341, including $5,016 in cash, $125 for professional fees that were directly associated with the acquisition, and $200 in income tax liabilities of the selling shareholders prior to the sale.

This acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” and, as such, the results of operations for WPD have been included in the consolidated financial statements since the effective date of the acquisition. This acquisition contributed $1,844 in sales and operating income of $95 for fiscal year 2003 and $10,311 in sales and operating income of $24 for fiscal year 2004. The Company obtained an independent appraisal of the fair values of identified intangible assets and, based on the results of the analysis, concluded that the fair value is effectively nil. The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized below:

At July 1, 2003
Assets acquired
Accounts receivable	$356
Inventories	509
Property and equipment	978
Goodwill	4,267
Total assets acquired	6,110
Liabilities assumed
Accounts payable	707
Other liabilities	62
Total liabilities assumed	769
Net assets acquired	$5,341

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE B—ACQUISITIONS—CONTINUED

Goodwill in this acquisition was recognized for the amount of $4,267, which represents the excess of the purchase price paid over the fair market value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized; however, it is tested at least annually for impairment.

2004 Acquisitions

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including the Company. The aggregate investment was $2,140, including $2,060 in cash and $80 for professional fees that were directly associated with the acquisition. The purchase was made through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG. The former employees of FMG, including its founders and primary creative directors, will continue to operate the business now owned by USANA. The Company expects to realize benefits from this acquisition primarily through the motivation and training of its independent Associates.

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

Goodwill in this acquisition has been recognized for the amount of $1,423, which is the excess of the purchase price paid over the fair market value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however, it is tested at least annually for impairment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE C—INVENTORIES

Inventories consist of the following:

	January 3,	January 1,
	2004	2005
Raw materials	$5,498	$8,846
Work in progress	2,497	3,123
Finished goods	7,563	7,897
	15,558	19,866
Less allowance for inventory valuation	1,489	2,144
	$14,069	$17,722

The history of the allowance for inventory valuation is as follows:

	Year ended
	2002	2003	2004
Balance at beginning of year	$829	$1,723	$1,489
Provisions	1,412	1,207	1,732
Write-offs	(518)	(1,441)	(1,077)
Balance at end of year	$1,723	$1,489	$2,144

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3,	January 1,
	2004	2005
Prepaid expenses	$1,376	$1,599
Miscellaneous receivables, net	1,449	3,734
Other current assets	469	475
	$3,294	$5,808

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE E—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 3,	January 1,
	Years	2004	2005
Building	40	$8,120	$9,400
Laboratory and production equipment	5-7	6,879	8,706
Sound and video library	5	—	600
Computer equipment and software	3-5	18,702	22,580
Furniture and fixtures	3-5	2,227	2,530
Automobiles	3-5	180	206
Leasehold improvements	3-5	1,626	2,568
Land improvements	15	931	931
		38,665	47,521
Less accumulated depreciation and amortization		21,740	26,459
		16,925	21,062
Land		1,773	1,899
Deposits and projects in process		1,497	233
		$20,195	$23,194

NOTE F—GOODWILL

Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired. As of January 1, 2005, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of WPD and $1,423 that was associated with the February 1, 2004 acquisition of FMG. No events have occurred subsequent to either acquisition that have resulted in an impairment of the original goodwill amounts that were initially recorded from the transactions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess.

During June 2004, an independent third party conducted the annual impairment test of goodwill related to the acquisition of WPD. The fair market value of the net assets of WPD was estimated using widely accepted valuation methods, including both a market approach and an income approach. In determining the fair market value as part of the impairment test, certain assumptions were used to project future results that management believes are reasonable, given current facts and circumstances. Based upon the results of the independent appraisal, the fair market value of the net assets of WPD has been determined to be in excess of the carrying amount of the net assets, and, therefore, no impairment loss for goodwill has been recognized.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE F—GOODWILL—CONTINUED

The changes in the carrying amount of goodwill by acquired subsidiary for the year ended January 1, 2005, are as follows:

			Consolidated
	WPD	FMG	Total
Balance at January 3, 2004	$4,267	$—	$4,267
Goodwill acquired	—	1,423	1,423
Impairment adjustments	—	—	—
Balance at January 1, 2005	$4,267	$1,423	$5,690

NOTE G—LONG TERM DEBT AND LINE OF CREDIT

During 1999, the Company entered into agreements with a financial institution to provide up to $25,000 in secured credit facilities (“Credit Facilities”), consisting of a $10,000 five-year term loan and a $15,000 three-year revolving line of credit. The Credit Facilities were amended in March 2001. The March 2001 amendment reduced the revolving line of credit to $12,500 and did not require the Company to make quarterly principal payments on the term loan until March 2002. In 2002, the Credit Facilities were amended. Together, these reduced the revolving line of credit to $10,000 and extended the related expiration date to September 1, 2004, which allowed the Company to repurchase shares of its stock in the open market, provided for the possibility to declare dividends, and modified the fixed charge coverage ratio and tangible net worth covenants. Additional amendments to the Credit Facilities were enacted in 2003. Collectively, the 2003 amendments increased the capital expenditure limitation that provided for the acquisition of Wasatch Products Development, Inc. and permitted the Company to purchase additional shares of its stock in the open market.

In June 2004, the Company entered into a new Credit Agreement (Agreement) with a financial institution to provide a $10,000 two-year revolving line of credit. This Agreement replaced the Credit Agreement of 1999 and all of the subsequent amendments associated with the 1999 agreement. The term of the Agreement extends through May 30, 2006. This new Agreement gives the Company more flexibility for share repurchase, possible dividends and possible future acquisitions.

At December 28, 2002, the Company had $6,000 outstanding on the term loan. During the first quarter of 2003, all outstanding amounts on the term loan were paid in full. At January 1, 2005, there were no outstanding term loan amounts.

During 2002, the Company entered into an equipment lease that provided for a bargain purchase option at the termination of the lease. As a result of this bargain purchase option, the lease was classified as a capital lease. The present value of future minimum payments under this capital lease totaled $94 and payments were scheduled through 2007. During the first quarter of 2003, the equipment was purchased in full and all remaining lease obligations were eliminated.

At January 1, 2005, there were no outstanding balances associated with the line of credit. The Company, therefore, had the entire $10,000 available under the line of credit, which expires May 30, 2006. The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE G—LONG TERM DEBT AND LINE OF CREDIT—CONTINUED

Credit Agreement. The Company may choose to borrow at the bank’s publicly announced Prime Rate, plus a margin per annum as specified in the Credit Agreement, or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to three months at LIBOR, plus a margin specified in the Credit Agreement.

The collateral for this revolving line of credit is the pledge of the capital stock of certain subsidiaries of the Company. The credit agreement contains restrictive covenants requiring the Company to maintain certain financial ratios. As of January 1, 2005, the Company was in compliance with these covenants.

NOTE H—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3,	January 1,
	2004	2005
Associate incentives	$2,692	$2,379
Accrued employee compensation	4,186	4,696
Income taxes	1,255	1,901
Sales taxes	1,667	1,986
Associate promotions	29	429
Deferred revenue	1,404	1,825
Provision for returns and allowances	998	1,284
Accrued loss on foreign currency forwards	337	425
All other	2,136	2,719
	$14,704	$17,644

NOTE I—INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended
	2002	2003	2004
Current
Federal and State	$4,754	$9,334	$14,202
Foreign	415	1,382	171
	5,169	10,716	14,373
Deferred
Federal and State	(1,402)	(134)	(18)
Foreign	302	(88)	(53)
	$4,069	$10,494	$14,302

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE I—INCOME TAXES—CONTINUED

The income tax provision, reconciled to the tax computed at the federal statutory rate of 35 percent for 2002, 2003, and 2004 is as follows:

	Year ended
	2002	2003	2004
Federal income taxes at statutory rate	$4,400	$10,959	$15,777
Reduction of effective rate to 34% for tax return	(126)	(313)	—
State income taxes, net of federal tax benefit	384	998	1,275
Difference between U.S. statutory rate and foreign rate	18	3	(19)
Foreign taxes net of foreign tax credit	(112)	(22)	149
Extraterritorial income exclusion	(517)	(1,224)	(1,731)
R&D tax credit	(29)	(25)	(321)
Prior period tax	(1)	(10)	(195)
Prior period—foreign country tax settlement	—	—	(481)
All other, net	52	128	(152)
	$4,069	$10,494	$14,302

Deferred tax assets and liabilities consist of the following:

	January 3,	January 1,
	2004	2005
Current deferred tax assets (liabilities)
Inventory capitalization	$202	$281
Intercompany sales	1	195
Deferred revenue	172	256
Vacation accrual	268	217
Inventory reserve	551	813
Allowance for bad debts	121	156
Sales returns and allowances	407	484
All other, net	199	(176)
	$1,921	$2,226
Long-term deferred tax assets (liabilities)
Accumulated depreciation	$(849)	$(1,073)
All other, net	12	2
	$(837)	$(1,071)

NOTE J—COMMITMENTS AND CONTINGENCIES

1.   Operating leases

With the exception of the Company’s headquarters and the facility occupied by the FMG subsidiary, operations are currently conducted in leased facilities. Each of the facility lease agreements is a non-cancelable operating lease and expires prior to or during year 2011. The Company utilizes equipment under non-cancelable operating leases, expiring through 2008. The minimum rental commitments under operating leases at January 1, 2005 are as follows:

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES—CONTINUED

Year ending
2005	$3,145
2006	3,055
2007	3,072
2008	3,057
2009	3,062
Thereafter	369
$15,760

The above amounts contain the assumption that, in the normal course of business, any operating leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2009.

These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. The total rent expense for the years ended 2002, 2003, and 2004 was approximately $2,113, $2,787, and $3,240, respectively.

2.   Contingencies

The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

3.   Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees’ compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions vest at 25 percent per year beginning with the first year. Contributions made by the Company to the plan in the United States for the years ended 2002, 2003, and 2004 were $146, $256, and $289, respectively. The 401(k) match balances for 2002, 2003, and 2004 were decreased by $77, $18, and $30, respectively, due to the application of prior year forfeitures of the unvested match balances of terminated employees. The Company also made matching contributions to similar employee benefit plans in markets outside the United States.

4.   Foreign currency contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency denominated cash flows, the Company was a party to various forward currency option contracts at January 1, 2005. These contracts help the Company manage currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES—CONTINUED

The fair value of the Company’s foreign currency contracts has been estimated based on year-end quoted market prices, and the resulting liability and expense has been recognized in the Company’s consolidated financial statements. The notional contract amount, fair value, and unrealized loss on outstanding foreign currency contracts as of January 1, 2005 are as follows:

	Contract	Fair	Gain /
	Amount	Value	(Loss)
Participating forward contracts	$9,597	$10,022	$(425)

5.   Commitments

During 2004, the Company entered into commitments in the form of deposits on projects in process for property, plant, and equipment. As of January 1, 2005, the collective outstanding balance on all such commitments totaled $802. All of these commitments are scheduled for completion during 2005.

NOTE K—STOCK OPTIONS

In 1995, the Company adopted the 1995 Long-Term Stock Investment and Incentive Plan and the 1995 Directors’ Stock Option Plan. The Company subsequently combined these plans under one plan, the Amended and Restated Long-Term Investment and Incentive Plan (1998 Plan). Under the 1998 Plan, 8,000 shares have been reserved for grant. During the life of the Plan and as of January 1, 2005, Company directors, officers, and key employees have been granted options to acquire 2,849 shares of common stock under the 1998 Plan that vest periodically through June 2006. These options have been granted at prices ranging from $0.76 to $4.38 per share, which were the market prices of the Company’s shares on the dates granted. No options were granted at prices that were either lower or higher than the market price of the Company’s shares on the dates granted. As of January 1, 2005, 78 shares were available to exercise.

In 2002, the Company adopted the 2002 USANA Health Sciences, Inc. Stock Plan (2002 Plan). Under the 2002 Plan, 7,000 shares have been reserved for grant. Company directors, officers, and key employees have been granted options to acquire 3,701 shares of common stock under the 2002 Plan that vest periodically through December 2007. These options have been granted at prices ranging from $0.74 to $32.36 per share, which were the market prices of the Company’s shares on the dates granted. No options were granted at prices that were either lower or higher than the market price of the Company’s shares on the dates granted. The Compensation Committee of the Board of Directors establishes the prices at which options are granted by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant. As of January 1, 2005, 225 shares were available to exercise under the 2002 Plan. With the adoption of the 2002 Plan, the Board determined that no new awards would be granted under the prior plans. As of January 1, 2005, 2,979 shares were available for grant under the 2002 Plan.

The options under both plans expire upon the earlier of an expiration date fixed by the Compensation Committee of the Board of Directors or ten years from the date of grant. Unless otherwise stated in an option agreement, vested options will remain exercisable for 90 days after the participant terminates service with the Company or one of its subsidiaries.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—STOCK OPTIONS—CONTINUED

Changes in the Company’s stock options are as follows:

			Weighted-
			average
	Shares	Exercise price	exercise price
Outstanding at December 29, 2001	2,753	0.76-6.38	2.79
Granted	3,590	0.74-5.06	1.02
Exercised	(1,053)	0.74-3.92	1.07
Canceled or expired	(1,298)	0.83-6.38	2.72
Outstanding at December 28, 2002	3,992	0.74-5.06	1.68
Granted	220	7.90-19.42	12.52
Exercised	(1,669)	0.74-4.38	2.10
Canceled or expired	(78)	0.83-3.20	2.30
Outstanding at January 3, 2004	2,465	0.74-19.42	2.34
Granted	495	27.69-32.36	29.30
Exercised	(688)	0.74-15.45	2.06
Canceled or expired	(340)	0.83-9.44	2.33
Outstanding at January 1, 2005	1,932	0.74-32.36	9.35
Exercisable at December 28, 2002	1,440	$0.74-4.38	$2.36
Exercisable at January 3, 2004	382	$0.74-5.06	$1.84
Exercisable at January 1, 2005	303	$0.74-19.42	$1.49

Additional information about stock options outstanding and exercisable at January 1, 2005 is summarized as follows:

Options Outstanding						Options Exercisable
				Weighted-average
Range of			Number	remaining	Weighted-average	Number	Weighted-average
exercise prices			outstanding	contractual life	exercise price	exercisable	exercise price
$ 0.74	-	$ 1.61	1,060	7.1 years	$0.80	222	$0.76
2.33	-	15.46	357	6.5 years	6.49	77	2.69
19.42	-	32.36	515	8.2 years	28.92	4	19.42
$ 0.74	-	$32.36	1,932	7.3 years	$9.35	303	$1.49

NOTE L—SEGMENT INFORMATION

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION—CONTINUED

included in the Company’s determination of segment profit or loss in assessing the performance of a segment.

Direct Selling

The Direct Selling segment is the Company’s principal line of business: developing, manufacturing, and distributing nutritional and personal care products. Products are distributed through a network marketing system using independent distributors referred to as “Associates”. Products are also sold directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products. Sales to Associates and Preferred Customers are reported for seven operating geographic regions, including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment include the manufacture of premium personal care products that are produced under the brand name of its customers, including manufacturing and packaging for the Company’s Sensé product line of skin and personal care products. These operations are located in Draper, Utah and sales are made to a limited number of customers. Manufacturing and packaging activities for the Company’s Sensé products began during the fourth quarter of 2003.

Sales made by the Contract Manufacturing segment to one customer accounted for 51%, or approximately $993, of segment revenues for the third and fourth quarters of 2003. Sales made to this same customer during 2004 accounted for 77%, or approximately $7,906, of segment revenues. No other Contract Manufacturing customers accounted for more than ten percent of net segment sales for the years ended 2003 and 2004.

Prior to the third quarter 2003, the Company was only engaged in a single line of business, which was developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. As such, only one business segment was reported, which was distinguished by geography. Due to the Company’s acquisition of WPD (See Note B), effective July 1, 2003, the basis of segmentation was modified to reflect the change in business activities to include the addition of Contract Manufacturing. This change does not affect the presentation of historical segment information.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION—CONTINUED

Financial information summarized by operating segment and geographic region for the years ended 2002, 2003, and 2004 is listed below:

	Net Sales from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Year ended 2002:
North America	$101,774	$17,515	$13,293	$22,056	$32,484
Australia—New Zealand	17,606	1,296	2,019	281	3,990
Hong Kong	7,098	—	571	212	1,638
Japan	4,955	—	(2,551)	1,256	2,291
Taiwan	2,343	—	45	386	3,002
Reportable Regions Total	133,776	18,811	13,377	24,191	43,405
Unallocated and Other(1)	—	(18,811)	(805)	(3,985)	(4,292)
Consolidated Total	$133,776	$—	$12,572	$20,206	$39,113
Year ended 2003:
Direct Selling
North America	$135,220	$37,350	$32,042	$29,081	$53,098
Australia—New Zealand	29,508	3,598	1,834	298	5,463
Hong Kong	8,850	—	834	228	1,727
Japan	6,537	—	511	1,155	2,647
Taiwan	13,619	—	1,071	450	2,958
South Korea	3,515	—	(918)	826	3,141
Singapore	920	—	(53)	337	1,553
Segment Total	198,169	40,948	35,321	32,375	70,587
Contract Manufacturing(2)	1,844	54	95	5,565	8,233
Reportable Segments Total	200,013	41,002	35,416	37,940	78,820
Unallocated and Other(1)	—	(41,002)	(4,105)	(11,062)	(13,693)
Consolidated Total	$200,013	$—	$31,311	$26,878	$65,127
Year ended 2004:
Direct Selling
North America(3)	$174,427	$47,096	$41,960	$35,396	$60,417
Australia—New Zealand	35,684	3,719	688	215	4,989
Hong Kong	11,117	—	38	183	2,540
Japan	9,218	—	61	1,036	2,985
Taiwan	16,009	—	(995)	297	2,515
South Korea	5,742	—	344	824	1,645
Singapore	10,316	—	932	273	2,287
Segment Total	262,513	50,815	43,028	38,224	77,378
Contract Manufacturing(2)	10,311	2,353	24	6,193	11,741
Reportable Segments Total	272,824	53,168	43,052	44,417	89,119
Unallocated and Other(1)	—	(53,168)	2,027	(13,576)	(17,455)
Consolidated Total	$272,824	$—	$45,079	$30,841	$71,664

(1)          “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION—CONTINUED

(2)          Reportable business activities for the Contract Manufacturing segment commenced July 1, 2003.

(3)          Includes results from the FMG subsidiary acquired in February 2004 and operations in Mexico initiated in March 2004.

NOTE M—RELATED PARTY TRANSACTIONS

The Company’s Founder and Chairman of the Board, Dr. Myron W. Wentz, is the sole beneficial owner of the single largest shareholder of the Company, Gull Holdings, Ltd. Gull Holdings, Ltd. owned 43.56% of the Company’s issued and outstanding shares as of January 1, 2005. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of the Company.

The most significant of these is the ownership and operation of Sanoviv. Dr. Wentz describes Sanoviv as a unique, fully integrated health and wellness center. Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David, President of the Company. Dr. Wentz is the sole administrator of Sanoviv. Prior to July 2002, the Company periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv. The Company has also provided certain services for Sanoviv. These advanced expenses and the value of the services rendered by the Company totaled approximately $125 in 2002, $111 in 2003, and $9 in the year ended January 1, 2005. Each year, these expenses were billed to and reimbursed by Dr. Wentz. Since July 2002, as a result of the passage of the Sarbanes-Oxley Act of 2002, Dr. Wentz has arranged to have a deposit on account to avoid having a loan with the Company. As of January 1, 2005, there were no outstanding amounts due to the Company from Sanoviv or Dr. Wentz. The Company has no commitment or obligation to continue to provide additional funding or support to Sanoviv.

Denis E. Waitley, Ph.D., a director of the Company, has served as a consultant to and spokesperson for USANA since September 1996. During 2002, 2003, and 2004, the Company paid Dr. Waitley consulting fees and royalties totaling $159, $153, and $150, respectively. The consulting contract between the Company and Dr. Waitley pays him $150 per year and expires in September 2005.

Dr. Fred Cooper served in non-executive full and part-time positions and was a consultant to the Company on various special projects during the period from late 1997 until the time of his promotion as an executive officer in July 2003. The promotion of Dr. Cooper to the position of Vice President of Operations was approved by the Board of Directors in October 2003 as part of a plan to restructure and streamline the reporting and management responsibilities of executive management of the Company. With this promotion, Dr. Cooper was considered by the Board to be an ”executive officer” for purposes of Section 16 of the Securities Exchange Act of 1934.

Until December 27, 2003, Dr. Cooper owned and controlled iCentris, an entity engaged in the business of designing and servicing specialized computer programs and software for network marketing. In the fourth quarter of 2001, the Company implemented an iCentris-designed and installed order-entry system, known as Odyssey. Additional enhancements and improvements were added to Odyssey during fiscal years 2002, 2003, and 2004.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE M—RELATED PARTY TRANSACTIONS—CONTINUED

At the request of the Company, Dr. Cooper divested himself of all ownership and involvement with iCentris in December 2003, following his appointment and promotion to Vice President of Operations. David Wentz, the Company’s President and a member of the Board of Directors during fiscal years 2000 through 2003 was a director of iCentris until November 2003, representing the interests of USANA, but at no time did Mr. Wentz have any beneficial ownership or pecuniary interest in iCentris.

iCentris also provided support for the Odyssey system as installed, including all enhancements and additional modules that have been added since the original installation in 2001. In addition, iCentris provided on-line business services, including web hosting and Internet-based downline management services for USANA Associates who contract for such services through the Company. Under the latter contracts, the Company paid to iCentris a percentage of the revenue generated from the sale of the online business services to Associates. The Company paid iCentris for system development, support, and maintenance, totaling $1,484 and $1,079 for 2002 and 2003, respectively. As Dr. Cooper divested his interest in iCentris in December 2003, the Company no longer considers iCentris to be a related party in 2004 as defined by SFAS No. 57, “Related Party Disclosures.”

The Company believes that the amounts paid to iCentris were fair and did not exceed what it would have been required to pay to an unrelated party for the same services or products pursuant to bids obtained prior to awarding the contract to iCentris.

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited)

Summarized quarterly financial information for fiscal years 2003 and 2004 is as follows:

2003	First	Second	Third	Fourth
Net sales	$40,864	$47,157	$52,506	$59,486
Gross profit	$31,644	$36,740	$41,142	$46,065
Net earnings	$3,575	$4,349	$6,056	$6,837
Earnings per share:(1)
Basic	$0.19	$0.23	$0.32	$0.35
Diluted	$0.17	$0.20	$0.28	$0.32

2004	First	Second	Third	Fourth
Net sales	$61,775	$67,246	$68,673	$75,130
Gross profit	$46,717	$51,051	$51,941	$56,293
Net earnings	$6,213	$7,413	$7,996	$9,155
Earnings per share:(1)
Basic	$0.32	$0.39	$0.42	$0.48
Diluted	$0.30	$0.36	$0.39	$0.46

(1)          Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE O—EARNINGS PER SHARE

The following data was used in computing earnings per share:

	Year ended
	2002	2003	2004
Earnings available to common shareholders	$8,503	$20,817	$30,777
Basic EPS
Shares
Common shares outstanding entire period	19,328	18,273	19,470
Weighted average common shares:
Issued during period	214	960	265
Canceled during period	(658)	(215)	(572)
Weighted average common shares outstanding during period	18,884	19,018	19,163
Earnings per common share—basic	$0.45	$1.09	$1.61
Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	18,884	19,018	19,163
Dilutive effect of in-the-money stock options	1,763	2,301	1,252
Weighted average common shares outstanding during period—diluted	20,647	21,319	20,415
Earnings per common share—diluted	$0.41	$0.98	$1.51