Form 10-Q
period 2005-04-02
USANA HEALTH SCIENCES INC
filed 2005-05-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 18,927,128.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 6	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 1, 2005	April 2, 2005
		(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$15,067	$22,033
Inventories, net	17,722	22,624
Prepaid expenses and other current assets	5,808	6,289
Deferred income taxes	2,226	2,339

Total current assets	40,823	53,285

Property and equipment, net	23,194	23,473

Goodwill	5,690	5,690

Other assets	1,957	3,030
	$71,664	$85,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,106	$5,121
Other current liabilities	17,644	18,526

Total current liabilities	22,750	23,647

Other long-term liabilities	1,071	1,571

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,953 as of January 1, 2005 and 19,163 as of April 2, 2005	19	19
Additional paid-in capital	11,853	15,975
Retained earnings	34,496	43,424
Accumulated other comprehensive income	1,475	842

Total stockholders’ equity	47,843	60,260
	$71,664	$85,478

The accompanying notes are an integral part of these consolidated statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 3, 2004	April 2, 2005

Net sales	$61,775	$76,578

Cost of sales	15,058	18,010

Gross profit	46,717	58,568

Operating expenses:
Associate incentives	23,612	29,550
Selling, general and administrative	13,262	14,849
Research and development	578	599

Total operating expenses	37,452	44,998

Earnings from operations	9,265	13,570

Other income (expense):
Interest income	50	104
Other, net	99	61

Other income (expense), net	149	165

Earnings before income taxes	9,414	13,735

Income taxes	3,201	4,807

Net earnings	$6,213	$8,928

Earnings per common share
Basic	$0.32	$0.47
Diluted	$0.30	$0.45

Weighted average common shares outstanding
Basic	19,377	19,068
Diluted	20,853	19,971

The accompanying notes are an integral part of these consolidated statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarters Ended April 3, 2004 and April 2, 2005

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Quarter Ended April 3, 2004

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

Comprehensive income
Net earnings	—	—	—	6,213	—	6,213
Foreign currency translation adjustment, net	—	—	—	—	123	123

Comprehensive income						6,336

Common stock retired	(285)	—	(2,561)	(5,687)	—	(8,248)

Common stock issued under stock option plan, including tax benefit of $261	82	—	483	—	—	483

Balance at April 3, 2004	19,267	$19	$12,109	$29,461	$1,353	$42,942

For the Quarter Ended April 2, 2005

Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843

Comprehensive income
Net earnings	—	—	—	8,928	—	8,928
Foreign currency translation adjustment, net	—	—	—	—	(633)	(633)

Comprehensive income						8,295

Common stock issued under stock option plan, including tax benefit of $2,585	210	—	4,122	—	—	4,122

Balance at April 2, 2005	19,163	$19	$15,975	$43,424	$842	$60,260

The accompanying notes are an integral part of these consolidated statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 3, 2004	April 2, 2005

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$6,213	$8,928
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,026	1,348
Deferred income taxes	108	234
Allowance for inventory valuation	432	644
Changes in operating assets and liabilities:
Inventories	(1,007)	(5,497)
Prepaid expenses and other assets	(441)	(1,860)
Accounts payable	75	42
Other current liabilities	1,389	3,698

Total adjustments	1,582	(1,391)

Net cash provided by operating activities	7,795	7,537

Cash flows from investing activities
Acquisition, net of cash acquired	(2,137)	—
Purchases of property and equipment	(2,017)	(1,596)
Proceeds from the sale of property and equipment	2	—

Net cash used in investing activities	(4,152)	(1,596)

The accompanying notes are an integral part of these consolidated statements.

	Quarter Ended
	April 3, 2004	April 2, 2005

Cash flows from financing activities
Proceeds from stock options exercised	222	1,537
Retirement of common stock	(8,248)	—

Net cash (used in) provided by financing activities	(8,026)	1,537

Effect of exchange rate changes on cash and cash equivalents	279	(512)

Net (decrease) increase in cash and cash equivalents	(4,104)	6,966

Cash and cash equivalents, beginning of period	18,965	15,067

Cash and cash equivalents, end of period	$14,861	$22,033

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	353	704

Non-cash activities
In February 2004, the Company acquired FMG Productions, LLC for $2,137 in cash, which included $77 for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these consolidated statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 2, 2005, and results of operations for the quarters ended April 2, 2005 and April 3, 2004.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.  The results of operations for the quarter ended April 2, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005.

NOTE A – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters ended April 3, 2004 and April 2, 2005.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended
		April 3, 2004	April 2, 2005
Net earnings	As reported	$6,213	$8,928

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects		$(224)	$(449)

Net earnings	Pro forma	$5,989	$8,479

Earnings per share - basic	As reported	$0.32	$0.47

	Pro forma	$0.31	$0.44

Earnings per share - diluted	As reported	$0.30	$0.45

	Pro forma	$0.29	$0.42

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the periods indicated:

	Quarter Ended
	April 3, 2004	April 2, 2005

Expected volatility	76%	*
Risk free interest rate	4.02%	*
Expected life	10 yrs.	*
Expected dividend yield	0%	*
Weighted average fair value of options granted**	$29.72	*

*                 No grants were issued during the quarter ended April 2, 2005.

**          All options during the periods indicated have been granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Additionally, the Company’s employee stock options have characteristics significantly different from those of traded options, including long vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate.  Management believes the best assumptions available were used to value the options under the Black-Scholes option pricing model and that the resulting option values were reasonable as of the dates the options were granted.

NOTE B – INVENTORIES

Inventories consist of the following:

	January 1, 2005	April 2, 2005
Raw materials	$8,846	$11,170
Work in progress	3,123	3,371
Finished goods	7,897	10,171
	19,866	24,712

Less allowance for inventory valuation	2,144	2,088
	$17,722	$22,624

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1, 2005	April 2, 2005
Prepaid expenses	$1,599	$1,389
Miscellaneous receivables, net	3,734	4,412
Other current assets	475	488
	$5,808	$6,289

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 1, 2005	April 2, 2005

Building	40	$9,400	$9,400
Laboratory and production equipment	5-7	8,706	8,866
Sound and video library	5	600	600
Computer equipment and software	3-5	22,580	22,739
Furniture and fixtures	3-5	2,530	2,535
Automobiles	3-5	206	205
Leasehold improvements	3-5	2,568	2,716
Land improvements	15	931	931
		47,521	47,992

Less accumulated depreciation and amortization		26,459	27,666
		21,062	20,326

Land		1,899	1,899

Deposits and projects in process		233	1,248
		$23,194	$23,473

NOTE E – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1, 2005	April 2, 2005
Associate incentives	$2,379	$2,894
Accrued employee compensation	4,696	2,312
Income taxes	1,901	3,944
Sales taxes	1,986	1,781
Associate promotions	429	868
Deferred revenue	1,825	1,737
Provision for returns and allowances	1,284	1,240
Accrued loss on foreign currency forwards	425	—
All other	2,719	3,750
	$17,644	$18,526

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

	For the Quarter Ended
	April 3, 2004	April 2, 2005
Earnings available to common shareholders	$6,213	$8,928

Basic EPS

Shares
Common shares outstanding entire period	19,470	18,953
Weighted average common shares:
Issued during period	28	115
Canceled during period	(121)	—

Weighted average common shares outstanding during period	19,377	19,068

Earnings per common share - basic	$0.32	$0.47

	For the Quarter Ended
	April 3, 2004	April 2, 2005

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	19,377	19,068
Dilutive effect of stock options	1,476	903
Weighted average shares outstanding during period - diluted	20,853	19,971

Earnings per common share — diluted	$0.30	$0.45

Options to purchase 190 shares of stock were not included in the computation of EPS for the quarter ended April 3, 2004 due to the exercise price being greater than the average market price of the shares.

NOTE G – SEGMENT INFORMATION

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

Historically, selected financial information for the Direct Selling segment has been reported for seven operating geographic regions including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.  To simplify the presentation of selected financial information, these formerly segregated regions have been aggregated into two geographic regions: North America and Pacific Rim.  North America continues to include the United States, Canada, and Mexico.  All other entities outside of North America are located within the Pacific Rim region, which includes Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

Contract Manufacturing

Operations for the Contract Manufacturing segment are located in Draper, Utah.  Operating activities for this segment include the manufacture of premium personal care products, and primarily exist for the production of the Company’s Sensé line of skin and personal care.  In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of customers in the personal care market place, which helps offset operating expenses associated with this segment.  In the first quarter of 2004, we had one customer that accounted for more than ten percent of segment sales, and in the first quarter of 2005, we had four customers that each accounted for more than ten percent of segment sales.

Financial information summarized by operating segment and geographic region for the quarters ended April 3, 2004 and April 2, 2005 is listed below:

	Net Sales from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended April 3, 2004:

Direct Selling

North America	$40,286	$9,323	$10,629	$35,566	$55,409
Pacific Rim	19,955	672	(1,967)	3,206	17,497

Segment Total	60,241	9,995	8,662	38,772	72,906

Contract Manufacturing	1,534	488	(314)	5,734	8,682

Reportable Segments Total	61,775	10,483	8,348	44,506	81,588

Unallocated and Other (1)	—	(10,483)	1,066	(14,304)	(16,511)

Consolidated Total	$61,775	$—	$9,414	$30,202	$65,077

	Net Sales from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended April 2, 2005:

Direct Selling

North America	$49,258	$17,935	$16,329	$37,993	$70,651
Pacific Rim	25,391	1,277	(396)	3,072	20,602

Segment Total	74,649	19,212	15,933	41,065	91,253

Contract Manufacturing	1,929	2,075	(147)	6,292	12,757

Reportable Segments Total	76,578	21,287	15,786	47,357	104,010

Unallocated and Other (1)	—	(21,287)	(2,051)	(15,164)	(18,532)

Consolidated Total	$76,578	$—	$13,735	$32,193	$85,478

(1)          “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE H – SUBSEQUENT EVENTS

On April 22, 2005, we announced that our Board of Directors increased the authorized dollar amount for the repurchase of our outstanding shares of common stock from $4,100 to $10,000.  Subsequent to the quarter ended April 2, 2005, and through April 29, 2005, we repurchased 235 shares for a total of $9,993.  On May 3, 2005, we announced that our Board of Directors authorized an additional $30,000 for share repurchases.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of April 2, 2005, we had approximately 119,000 active Associates worldwide.  We also sell products directly to “Preferred Customers” who purchase product for personal use and are not permitted to resell or distribute the products.  As of April 2, 2005, we had approximately 66,000 active Preferred Customers worldwide.  Sales to Preferred Customers accounted for approximately 15% of net sales for the Direct Selling segment during the first quarter of 2005.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2004 ended on January 1, 2005, and fiscal year 2005 will end on December 31, 2005.

As discussed more fully in Note G – Segment Information, beginning on page 12 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment primarily consists of manufacturing and packaging for the Company’s Sensé product line of skin and personal care products, but also includes the manufacture of premium personal care products, produced for a limited number of third-party customers, under their independent brand names.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé — beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.   Additionally, we offer combination packs, which generally contain a variety of products from each product line.

USANA® Nutritionals

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is most important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old, and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  USANA® Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials is also provided in a convenient pillow pack format, HealthPak 100™.

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

Sensé - beautiful science®

The Sensé product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization and protection.  This line is formulated with our patent-pending, self-

preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding parabens, the most common preservative used in cosmetics and skin care products. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their business and selling products.  These resource materials or sales tools include product brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are sold to Associates.  We also write and develop our own materials for CDs and DVDs, which are produced by our wholly-owned subsidiary FMG Productions.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales tools or starter kits.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the quarters ended as of the dates indicated:

	Sales By Product Line * Quarter Ended
	April 3, 2004	April 2, 2005
Product Line
USANA® Nutritionals
Essentials **	38%	37%
Optimizers	33%	34%
Macro Optimizers	10%	9%
Sensé – beautiful science®	13%	16%
All Other	6%	4%

*Combination Pack sales have been allocated to their respective product lines based on the weighted average price of the product components that compose each pack.

** The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the quarters ended as of the dates indicated.

	Quarter Ended
	April 3, 2004	April 2, 2005
Key product
USANA® Essentials	25%	23%
HealthPak 100™	11%	12%
Proflavanol®	11%	10%

Results of Operations

Quarters Ended April 3, 2004 and April 2, 2005

Net Sales.  Net sales increased 24.0% to $76.6 million for the quarter ended April 2, 2005, an increase of $14.8 million from the $61.8 million reported for the comparable quarter in 2004.  The increase was comprised of $14.4 million associated with our Direct Selling segment and $0.4 million associated with our Contract Manufacturing segment.

The following table summarizes the growth in net sales by segment and country for the fiscal quarters ended April 3, 2004 and April 2, 2005.

	Net Sales By Segment and Region (in thousands) Quarter Ended				Change from	Percent
	April 3, 2004		April 2, 2005		Prior Year	Change
Segment / Region
Direct Selling
North America
United States	$27,101	43.9%	$31,203	40.7%	$4,102	15.1%
Canada	12,437	20.1%	14,862	19.4%	2,425	19.5%
Mexico	748	1.2%	3,193	4.2%	2,445	326.9%
North America Total	40,286	65.2%	49,258	64.3%	8,972	22.3%

Pacific Rim
Australia-New Zealand	8,276	13.4%	10,644	13.9%	2,368	28.6%
Hong Kong	2,457	4.0%	3,040	4.0%	583	23.7%
Japan	2,216	3.6%	2,498	3.3%	282	12.7%
Taiwan	3,729	6.0%	5,064	6.6%	1,335	35.8%
South Korea	1,270	2.1%	1,045	1.4%	(225)	(17.7)%
Singapore	2,007	3.2%	3,100	4.0%	1,093	54.5%
Pacific Rim Total	19,955	32.3%	25,391	33.2%	5,436	27.2%
Segment Total	60,241	97.5%	74,649	97.5%	14,408	23.9%

Contract Manufacturing	1,534	2.5%	1,929	2.5%	395	25.7%

Consolidated	$61,775	100.0%	$76,578	100.0%	$14,803	24.0%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 24.0% increase in the number of active Associates and a 20.0% increase in the number of active Preferred Customers for the first quarter of 2005, which includes strong growth in Singapore and Mexico, and

•                  The launch of the new self-preserving Sensé product line in the third quarter of 2004.

Additionally, stronger foreign currencies, relative to the U.S. dollar, positively affected the translation of sales in foreign markets by $1.9 million.

The increase in net sales contributed by the Contract Manufacturing segment can be primarily attributed to an increase in sales to new customers.

Based on information currently available to the Company, we expect consolidated net sales to be in the range of $78 to $80 million for the second quarter of 2005.  We expect consolidated net sales to be in the range of $319 to $327 million for fiscal year 2005.

The following tables summarize the growth in active customers for the Direct Selling segment by country as of the dates indicated:

	Active Associates By Region
	As of April 3, 2004		As of April 2, 2005		Change from Prior Year	Percent Change
Region
North America
United States	38,000	39.6%	45,000	37.8%	7,000	18.4%
Canada	19,000	19.8%	22,000	18.5%	3,000	15.8%
Mexico	3,000	3.1%	8,000	6.7%	5,000	166.7%
North America Total	60,000	62.5%	75,000	63.0%	15,000	25.0%

Pacific Rim
Australia-New Zealand	13,000	13.5%	15,000	12.6%	2,000	15.4%
Hong Kong	4,000	4.2%	5,000	4.2%	1,000	25.0%
Japan	4,000	4.2%	4,000	3.4%	—	0.0%
Taiwan	8,000	8.3%	10,000	8.4%	2,000	25.0%
South Korea	3,000	3.1%	2,000	1.7%	(1,000)	(33.3)%
Singapore	4,000	4.2%	8,000	6.7%	4,000	100.0%
Pacific Rim Total	36,000	37.5%	44,000	37.0%	8,000	22.2%

Total	96,000	100.0%	119,000	100.0%	23,000	24.0%

We believe that various factors contributed to the year-over-year first quarter increase in the number of active Associates, including enthusiasm surrounding the new self-preserving Sensé product line, ongoing communication with Associate leaders in the field, and company-sponsored events and promotions held to motivate Associates.

	Active Preferred Customers By Region
	As of April 3, 2004		As of April 2, 2005		Change from Prior Year	Percent Change
Region
North Amercia
United States	34,000	61.8%	40,000	60.6%	6,000	17.6%
Canada	16,000	29.1%	18,000	27.3%	2,000	12.5%
Mexico	**	0.0%	1,000	1.5%	1,000	N/A
North America Total	50,000	90.9%	59,000	89.4%	9,000	18.0%

Pacific Rim
Australia-New Zealand	4,000	7.3%	5,000	7.6%	1,000	25.0%
Hong Kong	1,000	1.8%	1,000	1.5%	—	0.0%
Japan	**	0.0%	1,000	1.5%	1,000	N/A
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	5,000	9.1%	7,000	10.6%	2,000	40.0%

Total	55,000	100.0%	66,000	100.0%	11,000	20.0%

**               Active Preferred Customer count is less than 500.

	Total Active Customers By Region
	As of April 3, 2004		As of April 2, 2005		Change from Prior Year	Percent Change
Region
North America
United States	72,000	47.7%	85,000	46.0%	13,000	18.1%
Canada	35,000	23.2%	40,000	21.6%	5,000	14.3%
Mexico	3,000	2.0%	9,000	4.9%	6,000	200.0%
North America Total	110,000	72.8%	134,000	72.5%	24,000	21.8%

Pacific Rim
Australia-New Zealand	17,000	11.3%	20,000	10.8%	3,000	17.6%
Hong Kong	5,000	3.3%	6,000	3.2%	1,000	20.0%
Japan	4,000	2.6%	5,000	2.7%	1,000	25.0%
Taiwan	8,000	5.3%	10,000	5.4%	2,000	25.0%
South Korea	3,000	2.0%	2,000	1.1%	(1,000)	(33.3)%
Singapore	4,000	2.6%	8,000	4.3%	4,000	100.0%
Pacific Rim Total	41,000	27.2%	51,000	27.6%	10,000	24.4%

Total	151,000	100.0%	185,000	100.0%	34,000	22.5%

Gross Profit.  Consolidated gross profit increased to 76.5% of net sales for the quarter ended April 2, 2005 from 75.6% for the comparable quarter in 2004.  Gross profit in the Direct Selling segment for the quarter ended April 2, 2005 improved as a percent of net sales for the segment to 78.3% from 77.6% for the same quarter in 2004.  The Contract Manufacturing segment generated a gross profit of 7.1% in the first quarter of 2005, compared to no gross profit in the first quarter of 2004.

The increase in gross profit contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  Modestly lower costs on acquired inventory,

•                  A change in the mix of net sales to products that have higher gross profit margins, and

•                  Leverage benefits on period expenses.

We continue to encounter higher purchase prices on the raw material, Coenzyme Q10 (CoQ10), due to a persistent shortage in supply.  We have qualified multiple sources to supply this raw ingredient and are confident that we can obtain the quantities necessary to meet production requirements.  However, we continue to expect sustained modest pressure on the gross profit margin for our Direct Selling segment from higher purchase prices for CoQ10.

The gross profit increase in our Contract Manufacturing segment can be attributed to integration costs experienced in this segment during the first quarter of 2004 that were not present in the current year quarter.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 39.6% of net segment sales during the first quarter of 2005, compared to 39.2% for the first quarter of 2004.  The increase in Associate incentives as a percent of sales in the first quarter of 2005 can be primarily attributed to a higher payout rate of base commissions on sales volume points generated during the first quarter of 2005.

We believe that Associate incentives as a percentage of net sales for the remainder of fiscal 2005 will be approximately 40%, but could fluctuate a few basis points based on the timing of different specials and promotions that we offer Associates throughout the year.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 19.4% of net sales for the quarter ended April 2, 2005 from 21.5% for the comparable quarter in 2004.  The decrease, as a percentage of net sales, can be primarily attributed to leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $1.6 million for the quarter ended April 2, 2005, when compared with the first quarter of 2004.  The increase in selling, general and administrative expenses can be primarily attributed to an increase in spending in many of our markets to support a growing number of Associates and related sales.  Additionally, stronger foreign currencies relative to the U.S. dollar resulted in higher translated SG&A expenses of approximately $220,000.

We believe that selling, general, and administrative expenses as a percentage of net sales for the second quarter of 2005 will be similar to the first quarter of 2005.  We anticipate that any operating leverage we might otherwise have achieved in the second quarter will be offset by increased marketing efforts related to Sensé and continued investing in anticipation of our planned new market opening.

Other Income (Expense). Other income (expense) improved modestly to $165,000 in the first quarter of 2005 when compared to $149,000 in the first quarter of 2004.  This increase in net other income can be attributed to higher interest income in the current year quarter.

Income Taxes.  Income taxes totaled 35.0% of earnings before income taxes for the first quarter of 2005, compared to 34.0% for the first quarter of 2004.  The increase in the effective tax rate by 1.0% in the first quarter was primarily attributable to the new American Jobs Creation Act.  This legislation caused a 20.0% phase out of the Extraterritorial Income Exclusion, which was only partially offset by a new 3.0% deduction for Qualified Production Activities.

The effective tax rate in the first quarter of 2004 was based on an estimate of a 34.0% effective tax rate for the year.  The final effective tax rate was adjusted down to 31.7% at the end of 2004 due to the favorable settlement of a foreign tax audit during 2004, and a favorable adjustment for Research and Experimentation Credit in 2004, both of which are not anticipated to recur in 2005.   We expect the effective tax rate for the full year 2005 to be 35.0%.

Net Earnings.  Net earnings increased 43.7% to $8.9 million for the quarter ended April 2, 2005, an increase of $2.7 million from the $6.2 million reported for the comparable quarter in 2004.  The increase in net earnings can be attributed primarily to increased net sales, lower relative selling, general, and administrative expenses, and improved gross profit margins.

Diluted earnings per share improved to $0.45 for the first quarter of 2005, an increase of $0.15, or 50.0%, from the $0.30 reported for the comparable quarter in 2004.  The diluted number of shares outstanding was approximately 20 million in the first quarter of 2005, compared with approximately 21 million in the first quarter of 2004.

Liquidity and Capital Resources

We have continually financed growth with cash flows from operations.  In the first quarter of 2005, net cash flows from operating activities totaled $7.5 million, compared to $7.8 million for the same period in 2004.  Cash and cash equivalents increased to $22.0 million at April 2, 2005 from $15.1 million at January 1, 2005.  Additionally, net working capital increased to $29.6 million at April 2, 2005, compared to net working capital of $18.1 million at January 1, 2005.  The increase in cash and cash equivalents and net working capital during the first quarter of 2005 can be primarily attributed to growing cash flows from operations.

As of April 2, 2005, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding.  The credit facility contains restrictive covenants requiring that we maintain certain financial ratios.  As of April 2, 2005, we were in compliance with these covenants.

We believe that current cash balances and cash provided by operations will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, and for other reasons.  Such financing may include the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 30 through 36.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•                  Our ability to attract and maintain a sufficient number of Associates,

•                  High turnover of Associates,

•                  Our dependence upon a network marketing system to distribute our products,

•                  Activities of our independent Associates,

•                  Risks related to our planned expansion into new international markets, including delays in commencement of sales in any new market, delays in compliance with local marketing or other regulatory requirements, or changes in target markets,

•                  Rigorous government scrutiny of network marketing practices,

•                  Potential political events that may negatively affect economic conditions,

•                  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry,

•                  Reliance on key management personnel, including our Founder, Chairman of the Board of Directors, and Chief Executive Officer Myron W. Wentz, Ph.D.,

•                  Extensive government regulation of our products and manufacturing,

•                  Potential inability to sustain or manage growth, including the failure to continue to develop new products,

•                  An increase in the amount of Associate incentives paid,

•                  Our reliance on information technology,

•                  The adverse effect of the loss of a high-level sponsoring Associate together with a group of leading Associates in that person’s downline,

•                  The loss of product market share or Associates to competitors,

•                  Potential adverse effects of taxation and transfer pricing regulations,

•                  The fluctuation in the value of foreign currencies against the U.S. dollar,

•                  Our reliance on outside suppliers for raw materials,

•                  Shortages of raw materials used in certain of our products,

•                  Product liability claims and other manufacturing activity risks,

•                  Intellectual property risks particularly applicable to our business,

•                  Liability claims associated with our “Athlete Guarantee” program, and

•                  Disruptions to shipping channels used to distribute products to international warehouses.

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

Foreign Currency Risks.  Consolidated net sales outside the United States represented 53.6% and 56.8% of net sales for the quarters ended April 3, 2004 and April 2, 2005, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy includes entering into foreign currency exchange contracts to hedge expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers.  All forward and option contracts we had in place to hedge expected net cash flows from our international markets were fulfilled in February 2005, and currently there are no contracts in place.  These contracts were in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and New Taiwan Dollar.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the quarters ended as of the dates indicated:

	Quarter Ended
	April 3, 2004	April 2, 2005

Canadian Dollar	1.32	1.23
Australian Dollar	1.31	1.29
New Zealand Dollar	1.48	1.40
Hong Kong Dollar	7.80	7.80
Japanese Yen	107.20	104.58
New Taiwan Dollar	33.30	31.48
Korean Won	1,169.56	1,022.45
Singapore Dollar	1.70	1.64
Mexican Peso (1)	11.04	11.18

(1)          The Mexican Peso exchange rate for the quarter ended April 3, 2004 represents the average rate for the first month of Mexico operations that commenced in March 2004.

Interest Rate Risks.  As of April 2, 2005, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.2	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.3	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 2, 2004]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	May 12, 2005	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)