Form 10-Q
period 2005-07-02
USANA HEALTH SCIENCES INC
filed 2005-08-08
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 18,833,182.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 1,	July 2,
	2005	2005
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,067	$20,428
Inventories, net	17,722	22,044
Prepaid expenses and other current assets	5,808	5,180
Deferred income taxes	2,226	2,431

Total current assets	40,823	50,083

Property and equipment, net	23,194	23,233

Goodwill	5,690	5,690

Other assets	1,957	2,812

	$71,664	$81,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,106	$4,814
Other current liabilities	17,644	20,706

Total current liabilities	22,750	25,520

Long-term liabilities	1,071	1,495

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,953 as of January 1, 2005 and 18,816 as of July 2, 2005	19	19
Additional paid-in capital	11,853	12,135
Retained earnings	34,496	41,914
Accumulated other comprehensive income	1,475	735

Total stockholders’ equity	47,843	54,803

	$71,664	$81,818

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	July 3,	July 2,
	2004	2005

Net sales	$67,246	$82,015

Cost of sales	16,195	19,499

Gross profit	51,051	62,516

Operating expenses:
Associate incentives	25,556	31,911
Selling, general and administrative	13,656	15,168
Research and development	607	689

Total operating expenses	39,819	47,768

Earnings from operations	11,232	14,748

Other income (expense):
Interest income	36	93
Interest expense	—	(3)
Other, net	(37)	(157)

Other income (expense), net	(1)	(67)

Earnings before income taxes	11,231	14,681

Income taxes	3,818	5,138

Net earnings	$7,413	$9,543

Earnings per common share
Basic	$0.39	$0.50
Diluted	$0.36	$0.48

Weighted average common shares outstanding
Basic	19,199	18,948
Diluted	20,523	19,821

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	July 3,	July 2,
	2004	2005

Net sales	$129,021	$158,593

Cost of sales	31,253	37,509

Gross profit	97,768	121,084

Operating expenses:
Associate incentives	49,168	61,461
Selling, general and administrative	26,918	30,017
Research and development	1,185	1,288

Total operating expenses	77,271	92,766

Earnings from operations	20,497	28,318

Other income (expense):
Interest income	86	197
Interest expense	—	(3)
Other, net	62	(96)

Other income (expense), net	148	98

Earnings before income taxes	20,645	28,416

Income taxes	7,019	9,945

Net earnings	$13,626	$18,471

Earnings per common share
Basic	$0.71	$0.97
Diluted	$0.66	$0.93

Weighted average common shares outstanding
Basic	19,288	19,008
Diluted	20,688	19,896

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended July 3, 2004 and July 2, 2005

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Six Months Ended July 3, 2004

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

Comprehensive income
Net earnings	—	—	—	13,626	—	13,626
Foreign currency translation adjustment, net	—	—	—	—	(88)	(88)

Comprehensive income						13,538

Common stock retired	(524)	—	(4,505)	(10,392)	—	(14,897)

Common stock issued under stock option plan, including tax benefit of $1,372	224	—	1,865	—	—	1,865

Balance at July 3, 2004	19,170	$19	$11,547	$32,169	$1,142	$44,877

For the Six Months Ended July 2, 2005

Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843

Comprehensive income
Net earnings	—	—	—	18,471	—	18,471
Foreign currency translation adjustment, net	—	—	—	—	(740)	(740)

Comprehensive income						17,731

Common stock retired	(353)	—	(3,948)	(11,053)	—	(15,001)

Common stock issued under stock option plan, including tax benefit of $2,679	216	—	4,230	—	—	4,230

Balance at July 2, 2005	18,816	$19	$12,135	$41,914	$735	$54,803

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 3,	July 2,
	2004	2005

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$13,626	$18,471
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,255	2,824
(Gain) loss on sale of property and equipment	(2)	5
Deferred income taxes	174	56
Allowance for inventory valuation	553	43
Changes in operating assets and liabilities:
Inventories	(34)	(4,545)
Prepaid expenses and other assets	(246)	(734)
Accounts payable	(1,144)	(261)
Other current liabilities	1,688	6,105

Total adjustments	3,244	3,493

Net cash provided by operating activities	16,870	21,964

Cash flows from investing activities
Acquisition, net of cash acquired	(2,140)	—
Purchases of property and equipment	(5,349)	(2,688)
Proceeds from the sale of property and equipment	21	4

Net cash used in investing activities	(7,468)	(2,684)

The accompanying notes are an integral part of these statements.

	Six Months Ended
	July 3,	July 2,
	2004	2005

Cash flows from financing activities
Proceeds from stock options exercised	493	1,551
Redemption of common stock	(14,897)	(15,001)

Net cash used in financing activities	(14,404)	(13,450)

Effect of exchange rate changes on cash and cash equivalents	(165)	(469)

Net (decrease) increase in cash and cash equivalents	(5,167)	5,361

Cash and cash equivalents, beginning of period	18,965	15,067

Cash and cash equivalents, end of period	$13,798	$20,428

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$3
Income taxes	5,727	5,944

Non-cash activities

In February 2004, the Company acquired FMG Productions (FMG), LLC for $2,140 in cash, which included $80 for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 2, 2005, and results of operations for the quarters and six months ended July 3, 2004 and July 2, 2005.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.  The results of operations for the quarter and six months ended July 2, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005.

NOTE A – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters and six months ended July 3, 2004 and July 2, 2005.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended		Six Months Ended
		July 3,	July 2,	July 3,	July 2,
		2004	2005	2004	2005

Net earnings	As reported	$7,413	$9,543	$13,626	$18,471

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects		$(440)	$(466)	$(664)	$(914)

Net earnings	Pro forma	$6,973	$9,077	$12,962	$17,557

Earnings per share - basic	As reported	$0.39	$0.50	$0.71	$0.97

	Pro forma	$0.36	$0.48	$0.67	$0.92

Earnings per share - diluted	As reported	$0.36	$0.48	$0.66	$0.93

	Pro forma	$0.34	$0.46	$0.63	$0.88

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the periods indicated:

	Quarter Ended			Six Months Ended
	July 3,		July 2,	July 3,	July 2,
	2004		2005	2004	2005

Expected volatility		*	72%	76%	72%
Risk free interest rate		*	3.87%	4.02%	3.87%
Expected life		*	5.25 yrs.	10 yrs.	5.25 yrs.
Expected dividend yield		*	0%	0%	0%
Weighted average fair value of options granted**		*	$42.64	$29.72	$42.64

*                 No grants were issued during the quarter ended July 3, 2004.

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

NOTE B – INVENTORIES

Inventories consist of the following:

	January 1,	July 2,
	2005	2005

Raw materials	$8,846	$11,747
Work in progress	3,123	3,671
Finished goods	7,897	8,436

	19,866	23,854

Less allowance for inventory valuation	2,144	1,810

	$17,722	$22,044

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1,	July 2,
	2005	2005

Prepaid expenses	$1,599	$1,553
Miscellaneous receivables, net	3,734	3,129
Other current assets	475	498

	$5,808	$5,180

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 1,	July 2,
	Years	2005	2005

Building	40	$9,400	$9,400
Laboratory and production equipment	5-7	8,706	9,187
Sound and video library	5	600	600
Computer equipment and software	3-5	22,580	23,440
Furniture and fixtures	3-5	2,530	2,588
Automobiles	3-5	206	204
Leasehold improvements	3-5	2,568	2,522
Land improvements	15	931	931

		47,521	48,872

Less accumulated depreciation and amortization		26,459	28,402

		21,062	20,470

Land		1,899	1,899

Deposits and projects in process		233	864

		$23,194	$23,233

NOTE E – GOODWILL

Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired.  As of July 2, 2005, goodwill totaled $5,690, comprised of $4,267 associated with the July 1, 2003 acquisition of Wasatch Product Development, Inc. (WPD) and $1,423 in connection with the February 1, 2004 acquisition of FMG.  No events have occurred subsequent to either acquisition that have resulted in an impairment of the original goodwill amounts initially recorded from the transactions.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess.

During June 2005, an independent third party conducted the annual impairment test of goodwill related to the acquisition of WPD.  The fair market value of the net assets of WPD was estimated using widely accepted valuation methods, including both a market approach and an income approach.  In determining the fair market value as part of the impairment test, certain assumptions were used to project future results that management believes are reasonable, given current facts and circumstances; however, there can be no assurance that, under the assumptions used, these projections will materialize.  Based upon the results of the independent appraisal, the fair market value of the net assets of WPD has been determined to be in excess of the carrying amount of the net assets, and, therefore, no impairment loss for goodwill has been recognized.

There were no changes in the carrying amount of goodwill for the acquired subsidiaries for the six months ended July 2, 2005:

			Consolidated
	WPD	FMG	Total

Balance at January 1, 2005	$4,267	$1,423	$5,690

Goodwill acquired	—	—	—

Impairment adjustments	—	—	—

Balance at July 2, 2005	$4,267	$1,423	$5,690

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1,	July 2,
	2005	2005

Associate incentives	$2,379	$3,115
Accrued employee compensation	4,696	3,968
Income taxes	1,901	3,789
Sales taxes	1,986	1,923
Associate promotions	429	1,619
Deferred revenue	1,825	1,814
Provision for returns and allowances	1,284	1,292
Accrued loss on foreign currency forwards	425	—
All other	2,719	3,186

	$17,644	$20,706

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

	For the Quarter Ended
	July 3,	July 2,
	2004	2005
Earnings available to common shareholders	$7,413	$9,543
Basic EPS

Shares
Common shares outstanding entire period	19,470	18,953
Weighted average common shares:
Issued during period	180	211
Canceled during period	(451)	(216)
Weighted average common shares outstanding during period	19,199	18,948
Earnings per common share - basic	$0.39	$0.50

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	19,199	18,948
Dilutive effect of stock options	1,324	873
Weighted average shares outstanding during period - diluted	20,523	19,821
Earnings per common share - diluted	$0.36	$0.48

Options to purchase 390 shares of stock were not included in the computation of EPS for the quarter ended July 3, 2004 due to their exercise price being greater than the average market price of the shares.

	For the Six Months Ended
	July 3,	July 2,
	2004	2005
Earnings available to common shareholders	$13,626	$18,471
Basic EPS

Shares
Common shares outstanding entire period	19,470	18,953
Weighted average common shares:
Issued during period	104	163
Canceled during period	(286)	(108)
Weighted average common shares outstanding during period	19,288	19,008
Earnings per common share - basic	$0.71	$0.97

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	19,288	19,008
Dilutive effect of stock options	1,400	888
Weighted average shares outstanding during period - diluted	20,688	19,896
Earnings per common share - diluted	$0.66	$0.93

Options to purchase 290 shares of stock were not included in the computation of EPS for the six months ended July 3, 2004 due to their exercise price being greater than the average market price of the shares.

During the six months ended July 2, 2005 and July 3, 2004 the Company expended $15,001 and $14,897 to purchase 353 and 524 shares, respectively, under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

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

NOTE H – SEGMENT INFORMATION - CONTINUED

Historically, selected financial information for the Direct Selling segment has been reported for seven operating geographic regions including North America, Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.  To simplify the presentation of selected financial information, these formerly segregated regions have been aggregated into two geographic regions: North America and Pacific Rim.  North America includes the United States, Canada, and Mexico.  All other entities outside of North America are located within the Pacific Rim region, which includes Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

Contract Manufacturing

Operations for the Contract Manufacturing segment are located in Draper, Utah.  Operating activities for this segment include the manufacture of premium personal care products, and primarily exist for the production of the Company’s Sensé™ line of skin and personal care.  In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of customers in the personal care marketplace, which helps offset operating expenses associated with this segment.  In both the second quarters of 2004 and 2005, we had one external customer that accounted for more than ten percent of segment sales.  Financial data for the Contract Manufacturing segment has been modified to include a reasonable markup on the intersegment sale of the Sensé product line consistent with what we believe is typical of the industry.

Financial information summarized by operating segment and geographic region for the quarters ended July 3, 2004 and July 2, 2005 is listed below:

	Revenues		Earnings
	from External	Intersegment	before Income
	Customers	Revenues	Taxes
Quarter ended July 3, 2004:

Direct Selling

North America	$42,415	$11,598	$11,389
Pacific Rim	21,711	912	281

Segment Total	64,126	12,510	11,670

Contract Manufacturing	3,120	256	254

Reportable Segments Total	67,246	12,766	11,924

Unallocated and Other *	—	(12,766)	(693)

Consolidated Total	$67,246	$—	$11,231

*   “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

	Revenues		Earnings
	from External	Intersegment	before Income
	Customers	Revenues	Taxes
Quarter ended July 2, 2005:

Direct Selling

North America	$52,264	$15,316	$15,284
Pacific Rim	27,548	1,382	(424)

Segment Total	79,812	16,698	14,860

Contract Manufacturing	2,203	2,395	221

Reportable Segments Total	82,015	19,093	15,081

Unallocated and Other *	—	(19,093)	(400)

Consolidated Total	$82,015	$—	$14,681

Financial information summarized by operating segment and geographic region for the six months ended July 3, 2004 and July 2, 2005 is listed below:

	Revenues		Earnings
	from External	Intersegment	before Income	Long-lived
	Customers	Revenues	Taxes	Assets	Total Assets
Six months ended July 3, 2004:

Direct Selling

North America	$82,701	$20,921	$22,018	$37,733	$55,049
Pacific Rim	41,666	1,584	(1,686)	2,902	17,294

Segment Total	124,367	22,505	20,332	40,635	72,343

Contract Manufacturing	4,654	907	103	5,923	9,510

Reportable Segments Total	129,021	23,412	20,435	46,558	81,853

Unallocated and Other *	—	(23,412)	210	(14,308)	(16,904)

Consolidated Total	$129,021	$—	$20,645	$32,250	$64,949

*   “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

	Revenues		Earnings
	from External	Intersegment	before Income	Long-lived
	Customers	Revenues	Taxes	Assets	Total Assets
Six months ended July 2, 2005:

Direct Selling

North America	$101,522	$33,251	$31,613	$37,550	$68,688
Pacific Rim	52,939	2,659	(820)	2,909	18,778

Segment Total	154,461	35,910	30,793	40,459	87,466

Contract Manufacturing	4,132	5,160	764	6,361	12,720

Reportable Segments Total	158,593	41,070	31,557	46,820	100,186

Unallocated and Other *	—	(41,070)	(3,141)	(15,085)	(18,368)

Consolidated Total	$158,593	$—	$28,416	$31,735	$81,818

*   “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market all of our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors that we refer to as “Associates.”  As of July 2, 2005, we had 125,000 active Associates worldwide.  We also sell products directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  As of July 2, 2005, we had 66,000 active Preferred Customers worldwide.  The majority of sales in the Direct Selling segment come from Associates.  During the second quarter of 2005 sales to Associates accounted for approximately 86% of net sales for the Direct Selling segment.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2004 ended on January 1, 2005, and fiscal year 2005 will end on December 31, 2005.

As discussed more fully in Note H – Segment Information, beginning on page 14 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment primarily consists of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products, but also includes the manufacture of premium personal care products, produced for a limited number of third-party customers, under their independent brand names.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.  Additionally, we offer combination packs, which generally contain a variety of products from each product line.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is most important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  USANA® Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials are also available in a convenient pillow pack format, HealthPak 100™.

The Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, and OptOmega®.

The Macro Optimizers include healthy convenience foods and other related products.  Nutrimeal™, Fibergy®, and SoyaMax™ powdered drink mixes, and nutrition and fiber bars, are included in this product category.

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection.  This line is formulated with our patent-pending, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding parabens, the most common preservative used in cosmetics and skin care products.  Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion SPF 15, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their businesses and selling products.  These resource materials or sales tools include product brochures and business forms designed internally and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are sold to Associates.  We also write and develop our own materials for CDs and DVDs, which are produced by our wholly-owned subsidiary, FMG Productions.  New Associates are required to purchase a starter kit containing USANA training materials that assist the Associates in starting and growing their businesses.  Associates do not earn commissions on the sale of sales tools or starter kits.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the six months ended as of the dates indicated:

	Sales By Product Line *
	Six Months Ended
	July 3,	July 2,
Product Line	2004	2005
USANA® Nutritionals
Essentials **	38%	37%
Optimizers	34%	35%
Macro Optimizers	10%	9%
Sensé – beautiful science®	13%	15%
All Other	5%	4%

*   Combination Pack sales have been allocated to their respective product lines based on the weighted average price of the product components that compose each pack.

** The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the six months ended as of the dates indicated.

	Six Months Ended
	July 3,	July 2,
Key Product	2004	2005
USANA® Essentials	25%	22%
HealthPak 100 ™	11%	12%
Proflavanol®	10%	10%

Results of Operations

Quarters Ended July 3, 2004 and July 2, 2005

Net Sales.  Net sales increased 22.0% to $82.0 million for the quarter ended July 2, 2005, an increase of $14.8 million from $67.2 million for the comparable quarter in 2004.  The change consisted of a $15.7 million increase in the Direct Selling segment, and a $0.9 million decrease in the Contract Manufacturing segment.

The following table summarizes the changes in net sales by segment and geographic region for the fiscal quarters ended July 3, 2004, and July 2, 2005.

	Sales By Segment and Region
	(in thousands)
	Quarter Ended
					Change from	Percent
Segment / Region	July 3, 2004		July 2, 2005		Prior Year	Change
Direct Selling
North America
United States	$27,821	41.4%	$33,067	40.3%	$5,246	18.9%
Canada	12,378	18.4%	15,287	18.6%	2,909	23.5%
Mexico	2,216	3.3%	3,910	4.8%	1,694	76.4%
North America Total	42,415	63.1%	52,264	63.7%	9,849	23.2%

Pacific Rim
Australia-New Zealand	8,471	12.6%	11,241	13.7%	2,770	32.7%
Hong Kong	2,750	4.1%	3,377	4.1%	627	22.8%
Japan	2,176	3.2%	2,620	3.2%	444	20.4%
Taiwan	3,898	5.8%	5,381	6.6%	1,483	38.0%
South Korea	1,804	2.7%	1,323	1.6%	(481)	(26.7)%
Singapore	2,612	3.9%	3,606	4.4%	994	38.1%
Pacific Rim Total	21,711	32.3%	27,548	33.6%	5,837	26.9%
Segment Total	64,126	95.4%	79,812	97.3%	15,686	24.5%

Contract Manufacturing	3,120	4.6%	2,203	2.7%	(917)	(29.4)%

Consolidated	$67,246	100.0%	$82,015	100.0%	$14,769	22.0%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 20.2% increase in the number of active Associates and a 11.9% increase in the number of active Preferred Customers for the second quarter of 2005, which includes strong growth in the Company’s two newest markets, Singapore and Mexico, and

•                  Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign markets by $3.1 million.

The decrease in net sales of our Contract Manufacturing segment can be attributed to an increased focus on the manufacture of our Sensé™ line.

Based on information currently available to the Company, we expect consolidated net sales between $82 and $84 million for the third quarter of 2005.  We expect consolidated net sales between $325 and $330 million for fiscal year 2005.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

	Active Associates By Region
	(rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region	July 3, 2004		July 2, 2005		Prior Year	Change
North America
United States	40,000	38.5%	46,000	36.8%	6,000	15.0%
Canada	20,000	19.2%	22,000	17.6%	2,000	10.0%
Mexico	5,000	4.8%	9,000	7.2%	4,000	80.0%
North America Total	65,000	62.5%	77,000	61.6%	12,000	18.5%

Pacific Rim
Australia-New Zealand	13,000	12.5%	16,000	12.8%	3,000	23.1%
Hong Kong	5,000	4.8%	5,000	4.0%	—	0.0%
Japan	4,000	3.8%	4,000	3.2%	—	0.0%
Taiwan	8,000	7.7%	12,000	9.6%	4,000	50.0%
South Korea	3,000	2.9%	2,000	1.6%	(1,000)	(33.3)%
Singapore	6,000	5.8%	9,000	7.2%	3,000	50.0%
Pacific Rim Total	39,000	37.5%	48,000	38.4%	9,000	23.1%

Total	104,000	100.0%	125,000	100.0%	21,000	20.2%

We believe that various factors contributed to the year-over-year second quarter increase in the number of active Associates, including the enthusiasm surrounding the new self-preserving Sensé™ product line, ongoing communication with Associate leaders in the field, and company-sponsored events and promotions held to motivate Associates.

	Active Preferred Customers By Region
	(rounded to the nearest thousand)
	As of			As of			Change from	Percent
Region	July 3, 2004			July 2, 2005			Prior Year	Change
North America
United States	36,000		61.0%	41,000		62.1%	5,000	13.9%
Canada	16,000		27.1%	18,000		27.3%	2,000	12.5%
Mexico		**	0.0%	1,000		1.5%	1,000	N/A
North America Total	52,000		88.1%	60,000		90.9%	8,000	15.4%

Pacific Rim
Australia-New Zealand	5,000		8.5%	5,000		7.6%	—	0.0%
Hong Kong	1,000		1.7%		**	0.0%	(1,000)	(100.0)%
Japan		**	0.0%	1,000		1.5%	1,000	N/A
Taiwan	1,000		1.7%		**	0.0%	(1,000)	(100.0)%
South Korea		**	0.0%		**	0.0%	—	N/A
Singapore		**	0.0%		**	0.0%	—	N/A
Pacific Rim Total	7,000		11.9%	6,000		9.1%	(1,000)	(14.3)%

Total	59,000		100.0%	66,000		100.0%	7,000	11.9%

** Active Preferred Customer Count is less than 500

	Total Active Customers By Region
	(rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region	July 3, 2004		July 2, 2005		Prior Year	Change
North America
United States	76,000	46.6%	87,000	45.5%	11,000	14.5%
Canada	36,000	22.1%	40,000	20.9%	4,000	11.1%
Mexico	5,000	3.1%	10,000	5.3%	5,000	100.0%
North America Total	117,000	71.8%	137,000	71.7%	20,000	17.1%

Pacific Rim
Australia-New Zealand	18,000	11.0%	21,000	11.0%	3,000	16.7%
Hong Kong	6,000	3.7%	5,000	2.6%	(1,000)	(16.7)%
Japan	4,000	2.5%	5,000	2.6%	1,000	25.0%
Taiwan	9,000	5.5%	12,000	6.3%	3,000	33.3%
South Korea	3,000	1.8%	2,000	1.1%	(1,000)	(33.3)%
Singapore	6,000	3.7%	9,000	4.7%	3,000	50.0%
Pacific Rim Total	46,000	28.2%	54,000	28.3%	8,000	17.4%

Total	163,000	100.0%	191,000	100.0%	28,000	17.2%

Gross Profit.  Consolidated gross profit increased to 76.2% of net sales for the quarter ended July 2, 2005, from 75.9% for the comparable quarter in 2004.  The increase in consolidated gross profit can be attributed to a decrease in the impact the Contract Manufacturing segment had on the overall total.  We believe that consolidated gross profit margins will improve modestly in the third quarter of 2005.

Gross profit in the Direct Selling segment for the quarter ended July 2, 2005 was 78.5% of net segment sales, compared to 78.8% for the same quarter in 2004.  Lower gross profits in our Direct Selling segment during the second quarter of 2005 can be attributed to higher costs of raw materials.  As an example, we have continued to experience higher purchase prices on the raw material Coenzyme Q10 due to a persistent shortage in supply.  We have qualified multiple sources to supply this raw ingredient and are confident that we can obtain the quantities necessary to meet production requirements.

The Contract Manufacturing segment generated no gross profit from its third-party customers in the second quarter of 2005, compared to gross profit of 16.3% in the second quarter of 2004.  The decline in gross profit margin from third-party customers at our Contract Manufacturing segment can, in great part, be attributed to inefficiencies and additional costs associated with expediting production to recover from the backlog of Sensé™ products.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased slightly to 40.0% of net segment sales during the second quarter of 2005, compared to 39.9% for the same period in the prior year.

Beginning in the third quarter of 2005, we will increase the investment in our Associates.  We will reward our top-performing Associates by offering a variety of contests, promotions, and other incentives that will assist them in growing their respective business.  We believe that this initiative will both accelerate the rate at which we bring new Associates into the USANA business and support continued growth in net sales.  We anticipate that this initiative will result in Associate incentives increasing to approximately 41% of net sales in our Direct Selling segment for the foreseeable future.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 18.5% of net sales for the quarter ended July 2, 2005 from 20.3% for the comparable quarter in 2004.  The decrease in selling, general and administrative expenses as a percentage of net sales can be attributed to operating leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $1.5 million for the quarter ended July 2, 2005 when compared to second quarter of 2004.  The absolute increase in selling, general and administrative expenses can be primarily attributed to an increase in spending in many of our markets to support growing sales and an increasing number of Associates.

We believe that selling, general and administrative expenses, as a percentage of net sales, will be modestly higher in the third quarter of 2005.  This anticipated increase can be attributed to planned expenditures associated with our Annual International Convention and initial costs related to our planned market opening in the fourth quarter of this year.

Net Earnings.  Net earnings increased 28.7% to $9.5 million for the quarter ended July 2, 2005, an increase of $2.1 million from $7.4 million for the comparable quarter in 2004.  The increase in net earnings can be attributed primarily to higher net sales and lower relative selling, general and administrative expenses.

Diluted earnings per share improved to $0.48 for the second quarter of 2005, an increase of $0.12, or 33.3%, from the $0.36 reported for the comparable quarter in 2004.  We expect earnings per share for the third quarter 2005 to be in the range of $0.47 to $0.49, and between $1.88 and $1.92 for the full year 2005.

Six Months Ended July 3, 2004 and July 2, 2005

Net Sales.  Consolidated net sales increased 22.9% to $158.6 million for the six months ended July 2, 2005, an increase of $29.6 million from $129.0 million for the comparable six-month period in 2004.  The change consisted of a $30.1 million increase in the Direct Selling segment, and a $0.5 million decrease in the Contract Manufacturing segment.

The following table summarizes the changes in net sales by segment and geographic region for the six months ended July 3, 2004 and July 2, 2005.

	Sales By Segment and Region
	(in thousands)
	Six Months Ended				Change from	Percent
Segment / Region	July 3, 2004		July 2, 2005		Prior Year	Change
Direct Selling
North America
United States	$54,922	42.6%	$64,270	40.5%	$9,348	17.0%
Canada	24,815	19.2%	30,149	19.0%	5,334	21.5%
Mexico	2,964	2.3%	7,103	4.5%	4,139	139.6%
North America Total	82,701	64.1%	101,522	64.0%	18,821	22.8%

Pacific Rim
Australia-New Zealand	16,747	13.0%	21,885	13.8%	5,138	30.7%
Hong Kong	5,207	4.0%	6,417	4.1%	1,210	23.2%
Japan	4,392	3.4%	5,118	3.2%	726	16.5%
Taiwan	7,627	5.9%	10,445	6.6%	2,818	36.9%
South Korea	3,074	2.4%	2,368	1.5%	(706)	(23.0)%
Singapore	4,619	3.6%	6,706	4.2%	2,087	45.2%
Pacific Rim Total	41,666	32.3%	52,939	33.4%	11,273	27.1%
Segment Total	124,367	96.4%	154,461	97.4%	30,094	24.2%

Contract Manufacturing	4,654	3.6%	4,132	2.6%	(522)	(11.2)%

Consolidated	$129,021	100.0%	$158,593	100.0%	$29,572	22.9%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  An increase in the number of active Associates and Preferred Customers,

•                  Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign currencies by $5.0 million, and

•                  The launch of the new self-preserving Sensé™ product line in the third quarter of 2004.

The decrease in net sales of our Contract Manufacturing segment can be attributed to an increased focus on the manufacture of our Sensé line.

Gross Profit.  Consolidated gross profit increased to 76.3% of net sales for the six months ended July 2, 2005 from 75.8% for the comparable period in 2004.  The increase in consolidated gross profit margins for the six months ended July 2, 2005 can primarily be attributed to a decrease in the impact the Contract Manufacturing segment had on the overall total and, to a lesser extent, modest improvements in gross profit margin in our Direct Selling segment.

The Direct Selling segment’s gross profit margin modestly improved to 78.4% during the first six months of 2005, compared to 78.2% for the six months ended July 3, 2004.  The modest improvement in gross profit margin for the Direct Selling segment can primarily be attributed to leverage benefits on semi-variable costs offset, in great part, by the higher cost of raw materials.

Gross profit in the Contract Manufacturing segment from third-party customers decreased to 0.5% of net sales for the six months ended July 2, 2005 from 10.0% for the comparable period in 2004.  The primary reasons for reduced gross profit margins from third-party customers of the Contract Manufacturing segment are the same as those for the second quarter of 2005 and are discussed on page 22 in the quarterly “Results of Operations” section.

Associate Incentives.  Associate incentives increased to 39.8% of net segment sales for the six months ended July 2, 2005, compared to 39.5% in the comparable period of 2004.  The modest increase in Associate incentives relative to net segment sales can be attributed to a higher payout rate of base commissions on sales volume points generated during the first six months of 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 18.9% of net sales for the six months ended July 2, 2005 from 20.9% for the comparable period in 2004.  The decrease, as a percentage of net sales, can be primarily attributed to operating leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $3.1 million for the six months ended July 2, 2005, when compared to the first six months of 2004.  The absolute increase in selling, general and administrative expenses can be attributed to an increase in spending in many of our markets to support growing sales and an increasing number of Associates.

Income Taxes.  Income taxes totaled 35.0% of earnings before income taxes for the first six months of 2005, compared to 34.0% for the first six months of 2004.  The increase in the effective tax rate by 1.0% in the first six months of 2005 was primarily attributable to the new American Jobs Creation Act.  This legislation caused a 20.0% phase out of the Extraterritorial Income Exclusion, which was only partially offset by a new 3.0% deduction for Qualified Production Activities.

The effective tax rate in the first six months of 2004 was based on an estimate of a 34.0% effective tax rate for the year.  The final effective tax rate was adjusted down to 31.7% at the end of 2004 due to the favorable settlement of a foreign tax audit during 2004 and a favorable adjustment for Research and Experimentation Credit in 2004, both of which are not anticipated to recur in 2005.  We expect the effective tax rate for the full year 2005 to be 35.0%.

Net Earnings.  Net earnings increased 35.6% to $18.5 million for the six months ended July 2, 2005, an increase of $4.9 million from $13.6 million for the comparable period in 2004.  The increase in net earnings can be primarily attributed to higher net sales and lower relative selling, general and administrative expenses.  Modest improvements in our consolidated gross profit margin also contributed to improved net earnings.

Diluted earnings per share improved to $0.93 for the first six months of 2005, an increase of $0.27, or 40.9%, from the $0.66 reported for the comparable period in 2004.

Liquidity and Capital Resources

We have continually financed growth with cash flows from operations.  In the first six months of 2005, net cash flows from operating activities totaled $22.0 million, compared to $16.9 million for the same period in 2004.  Cash and cash equivalents increased to $20.4 million at July 2, 2005 from $15.1 million at January 1, 2005.  Additionally, net working capital increased to $24.6 million at July 2, 2005, compared to $18.1 million at January 1, 2005.  The increase in cash and cash equivalents and net working capital during the first six months of 2005 can be primarily attributed to strong cash flows from operations, offset, in great part, by the purchase of shares under the Company’s Share Repurchase Plan totaling $15.0 million.

As of July 2, 2005, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding.  The credit facility contains restrictive covenants requiring that we maintain certain financial ratios.  As of July 2, 2005, we were in compliance with these covenants.

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

•                  Our reliance on the use of information technology,

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, economic conditions, and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political, and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Consolidated net sales outside the United States represented 53.8% and 56.9% of net sales for the six months ended July 3, 2004 and July 2, 2005, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy includes entering into foreign currency exchange contracts to hedge expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers.  All forward and option contracts we had in place to hedge expected net cash flows from our international markets were fulfilled in February 2005, and there were no contracts in place as of July 2, 2005.  These contracts were in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and New Taiwan Dollar.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2004	2005	2004	2005
Canadian Dollar	1.36	1.24	1.34	1.23
Australian Dollar	1.40	1.30	1.35	1.29
New Zealand Dollar	1.59	1.40	1.54	1.40
Hong Kong Dollar	7.80	7.79	7.80	7.79
Japanese Yen	109.74	107.59	108.43	106.06
New Taiwan Dollar	33.30	31.39	33.31	31.43
Korean Won	1,162.47	1,008.72	1,166.37	1,015.54
Singapore Dollar	1.70	1.66	1.70	1.65
Mexican Peso **	11.41	10.95	11.32	11.07

**          The six-month 2004 Mexican Peso exchange rate represents the average for the first four months of Mexico operations that commenced in March 2004.

Interest Rate Risks.  As of July 2, 2005, we had no outstanding debt and, therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases made for each fiscal month during the quarter ended July 2, 2005 are summarized in the following table:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

				Approximate Dollar
	Total		Total Number of Shares	Value of Shares that
	Number of		Purchased as Part of	May Yet Be
	Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs *

April 3, 2005 through May 7, 2005
(Fiscal April)	273	$42.44	273	$28,414

May 8, 2005 through June 4, 2005
(Fiscal May)	44	$43.09	44	$26,518

June 5, 2005 through July 2, 2005
(Fiscal June)	36	$42.19	36	$24,999
Total	353	$42.50	353

*                 As announced in two publicly issued press releases, the Board of Directors approved an increase in the dollar amount that may be purchased under the Company’s share repurchase plan from $4,100 to to $40,000 during the fiscal month of April 2005.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on April 20, 2005, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of five directors, and

(2)          Ratification of the Board’s selection of Grant Thornton LLP as our independent certified public accountants of USANA for fiscal year 2005.

A total of 17,266,440 shares (approximately 90%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

	Number of Shares	Number of Shares
Name	For	Abstaining/Withheld
Myron W. Wentz, PhD	17,169,548	96,892
Ronald S. Poelman	17,184,018	82,422
Robert Anciaux	17,225,460	40,980
Denis E. Waitley, PhD	17,153,053	113,387
Jerry G. McClain	17,183,110	83,330

2.               For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA for fiscal year 2005 as follows:

Number of Shares	Number of Shares	Number of Shares
For	Against	Abstaining/Withheld
17,169,817	90,770	5,852

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

3.3	Amendment to Articles of Incorporation to change name and increase par value [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*

10.2	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*

10.3	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	August 8, 2005	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)