Form 10-Q
period 2005-10-01
USANA HEALTH SCIENCES INC
filed 2005-11-03
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 28, 2005 was 18,632,798.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 1, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 1,	October 1,
	2005	2005
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,067	$31,321
Inventories, net	17,722	25,518
Prepaid expenses and other current assets	5,808	3,892
Deferred income taxes	2,226	2,719

Total current assets	40,823	63,450

Property and equipment, net	23,194	22,737

Goodwill	5,690	5,690

Other assets	1,957	2,864

	$71,664	$94,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,106	$6,938
Other current liabilities	17,644	19,308

Total current liabilities	22,750	26,246

Long-term liabilities	1,071	1,495

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,953 as of January 1, 2005 and 18,933 as of October 1, 2005	19	19
Additional paid-in capital	11,853	14,146
Retained earnings	34,496	51,956
Accumulated other comprehensive income	1,475	879

Total stockholders’ equity	47,843	67,000

	$71,664	$94,741

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	October 2,	October 1,
	2004	2005

Net sales	$68,673	$82,225

Cost of sales	16,732	19,760

Gross profit	51,941	62,465

Operating expenses:
Associate incentives	26,210	32,545
Selling, general and administrative	13,141	14,756
Research and development	450	551

Total operating expenses	39,801	47,852

Earnings from operations	12,140	14,613

Other income (expense):
Interest income	56	143
Interest expense	—	(8)
Other, net	(569)	37

Other income (expense), net	(513)	172

Earnings before income taxes	11,627	14,785

Income taxes	3,631	4,743

Net earnings	$7,996	$10,042

Earnings per common share
Basic	$0.42	$0.53
Diluted	$0.39	$0.51

Weighted average common shares outstanding
Basic	19,052	18,867
Diluted	20,296	19,755

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	October 2,	October 1,
	2004	2005

Net sales	$197,694	$240,818

Cost of sales	47,985	57,269

Gross profit	149,709	183,549

Operating expenses:
Associate incentives	75,378	94,006
Selling, general and administrative	40,059	44,773
Research and development	1,635	1,839

Total operating expenses	117,072	140,618

Earnings from operations	32,637	42,931

Other income (expense):
Interest income	142	340
Interest expense	—	(11)
Other, net	(507)	(59)

Other income (expense), net	(365)	270

Earnings before income taxes	32,272	43,201

Income taxes	10,650	14,688

Net earnings	$21,622	$28,513

Earnings per common share
Basic	$1.13	$1.50
Diluted	$1.05	$1.44

Weighted average common shares outstanding
Basic	19,209	18,961
Diluted	20,557	19,849

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended October 2, 2004 and October 1, 2005

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Nine Months Ended October 2, 2004

Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371

Comprehensive income
Net earnings	—	—	—	21,622	—	21,622
Foreign currency translation adjustment, net	—	—	—	—	144	144

Comprehensive income						21,766

Common stock retired	(760)	—	(6,287)	(15,364)	—	(21,651)

Common stock issued under stock option plan, including tax benefit of $2,287	352	—	3,241	—	—	3,241

Balance at October 2, 2004	19,062	$19	$11,141	$35,193	$1,374	$47,727

For the Nine Months Ended October 1, 2005

Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843

Comprehensive income
Net earnings	—	—	—	28,513	—	28,513
Foreign currency translation adjustment, net	—	—	—	—	(596)	(596)

Comprehensive income						27,917

Common stock retired	(353)	—	(3,948)	(11,053)	—	(15,001)

Common stock issued under stock option plan, including tax benefit of $3,551	333	—	6,241	—	—	6,241

Balance at October 1, 2005	18,933	$19	$14,146	$51,956	$879	$67,000

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2,	October 1,
	2004	2005

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$21,622	$28,513
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,430	4,353
(Gain) loss on sale of property and equipment	(1)	7
Deferred income taxes	(341)	(255)
Allowance for inventory valuation	1,173	1,296
Changes in operating assets and liabilities:
Inventories	(3,741)	(9,079)
Prepaid expenses and other assets	253	667
Accounts payable	2,809	1,836
Other current liabilities	6,187	5,427

Total adjustments	9,769	4,252

Net cash provided by operating activities	31,391	32,765

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,140)	—
Purchases of property and equipment	(6,174)	(3,668)
Proceeds from the sale of property and equipment	29	17

Net cash used in investing activities	(8,285)	(3,651)

The accompanying notes are an integral part of these statements.

	Nine Months Ended
	October 2,	October 1,
	2004	2005

Cash flows from financing activities
Proceeds from stock options exercised	954	2,690
Retirement of common stock	(21,651)	(15,001)

Net cash used in financing activities	(20,697)	(12,311)

Effect of exchange rate changes on cash and cash equivalents	71	(549)

Net increase in cash and cash equivalents	2,480	16,254

Cash and cash equivalents, beginning of period	18,965	15,067

Cash and cash equivalents, end of period	$21,445	$31,321

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$8
Income taxes	6,280	11,002

Non-cash activities

In February 2004, the Company acquired FMG Productions (FMG), LLC for $2,140 in cash, which included $80 for professional fees directly associated with the acquisition.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 1, 2005, and results of operations for the quarters and nine months ended October 2, 2004 and October 1, 2005.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.  The results of operations for the quarter and nine months ended October 1, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005.

NOTE A – STOCK-BASED COMPENSATION

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the quarters and nine month periods ended October 2, 2004 and October 1, 2005.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options using the intrinsic value method under APB Opinion No. 25, under which no compensation expense has been recognized.

The following table illustrates the effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

		Quarter Ended		Nine Months Ended
		October 2,	October 1,	October 2,	October 1,
		2004	2005	2004	2005

Net earnings	As reported	$7,996	$10,042	$21,622	$28,513

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects		$(480)	$(491)	$(1,184)	$(1,406)

Net earnings	Pro forma	$7,516	$9,551	$20,438	$27,107

Earnings per share - basic	As reported	$0.42	$0.53	$1.13	$1.50

	Pro forma	$0.39	$0.51	$1.06	$1.43

Earnings per share - diluted	As reported	$0.39	$0.51	$1.05	$1.44

	Pro forma	$0.37	$0.48	$0.99	$1.37

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the periods indicated:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2004	2005	2004	2005

Expected volatility	75%	*	75%	72%
Risk free interest rate	3.57%	*	3.93%	3.87%
Expected life	5.6yrs.	*	9.1yrs.	5.25yrs.
Expected dividend yield	0%	*	0%	0%
Weighted average fair value of options granted**	$27.69	*	$29.30	$42.64

*                 No grants were issued during the quarter ended October 1, 2005.

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

NOTE B – INVENTORIES

Inventories consist of the following:

	January 1,	October 1,
	2005	2005

Raw materials	$8,846	$13,825
Work in progress	3,123	3,515
Finished goods	7,897	10,815

	19,866	28,155

Less allowance for inventory valuation	2,144	2,637

	$17,722	$25,518

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1,	October 1,
	2005	2005

Prepaid expenses	$1,599	$994
Miscellaneous receivables, net	3,734	2,433
Other current assets	475	465

	$5,808	$3,892

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 1,	October 1,
	Years	2005	2005

Buildings	40	$9,400	$9,491
Laboratory and production equipment	5-7	8,706	9,418
Sound and video library	5	600	600
Computer equipment and software	3-5	22,580	23,370
Furniture and fixtures	3-5	2,530	2,623
Automobiles	3-5	206	205
Leasehold improvements	3-5	2,568	2,540
Land improvements	15	931	931

		47,521	49,178

Less accumulated depreciation and amortization		26,459	29,246

		21,062	19,932

Land		1,899	1,899

Deposits and projects in process		233	906

		$23,194	$22,737

NOTE E – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1,	October 1,
	2005	2005

Associate incentives	$2,379	$3,073
Accrued employee compensation	4,696	4,533
Income taxes	1,901	2,604
Sales taxes	1,986	2,045
Associate promotions	429	945
Deferred revenue	1,825	1,614
Provision for returns and allowances	1,284	942
Accrued loss on foreign currency forwards	425	—
All other	2,719	3,552

	$17,644	$19,308

NOTE F – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period.  Weighted average shares redeemed during the quarters and nine months ended October 2, 2004, and October 1, 2005, have been included in the calculation of weighted average shares outstanding for basic earnings per share.  Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in diluted earnings per share calculations include stock options that are in the money but have not yet been exercised.

	For the Quarter Ended
	October 2,	October 1,
	2004	2005
Earnings available to common shareholders	$7,996	$10,042
Basic EPS
Shares
Common shares outstanding entire period	19,470	18,953
Weighted average common shares:
Issued during period	273	266
Canceled during period	(691)	(352)
Weighted average common shares outstanding during period	19,052	18,867
Earnings per common share - basic	$0.42	$0.53

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	19,052	18,867
Dilutive effect of stock options	1,244	888
Weighted average shares outstanding during period - diluted	20,296	19,755
Earnings per common share - diluted	$0.39	$0.51

Options to purchase 190 shares of stock were not included in the computation of EPS for the quarter ended October 2, 2004, due to their exercise price being greater than the average market price of the shares.

	For the Nine Months Ended
	October 2,	October 1,
	2004	2005
Earnings available to common shareholders	$21,622	$28,513
Basic EPS
Shares
Common shares outstanding entire period	19,470	18,953
Weighted average common shares:
Issued during period	160	198
Canceled during period	(421)	(190)
Weighted average common shares outstanding during period	19,209	18,961
Earnings per common share - basic	$1.13	$1.50

Diluted EPS
Shares
Weighted average shares outstanding during period - basic	19,209	18,961
Dilutive effect of stock options	1,348	888
Weighted average shares outstanding during period - diluted	20,557	19,849
Earnings per common share - diluted	$1.05	$1.44

Options to purchase 193 shares of stock were not included in the computation of EPS for the nine months ended October 2, 2004, due to their exercise price being greater than the average market price of the shares.

During the nine months ended October 1, 2005, and October 2, 2004, the Company expended $15,001 and $21,651 to purchase 353 and 760 shares, respectively, which reduced the number of shares issued and outstanding for these periods.

NOTE G – SEGMENT INFORMATION

The Company operates two reportable business segments: Direct Selling and Contract Manufacturing.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on net sales and the amount of operating income or loss.  Segment profit or loss is based on profit or loss from operations before income taxes.

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

Contract Manufacturing

Operations for the Contract Manufacturing segment are located in Draper, Utah.  Operating activities for this segment primarily exist for the production of the Company’s Sensé™ line of skin and personal care.  In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of external customers.  For the nine months ended October 2, 2004, and October 1, 2005, we had one and three external customers, respectively, that each accounted for more than ten percent of segment third-party sales.  Financial data for the Contract Manufacturing segment has been modified to include a reasonable markup on the intersegment sale of the Sensé product line consistent with what we believe is typical of the industry.

Financial information summarized by operating segment and geographic region for the quarters ended October 2, 2004 and October 1, 2005 is listed below:

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes
Quarter ended October 2, 2004:

Direct Selling

North America	$43,648	$11,416	$11,440
Pacific Rim	22,196	911	158

Segment Total	65,844	12,327	11,598

Contract Manufacturing	2,829	696	178

Reportable Segments Total	68,673	13,023	11,776

Unallocated and Other *	—	(13,023)	(149)

Consolidated Total	$68,673	$—	$11,627

* “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes
Quarter ended October 1, 2005:

Direct Selling

North America	$53,861	$17,065	$16,260
Pacific Rim	26,689	1,466	(419)

Segment Total	80,550	18,531	15,841

Contract Manufacturing	1,675	1,423	27

Reportable Segments Total	82,225	19,954	15,868

Unallocated and Other *	—	(19,954)	(1,083)

Consolidated Total	$82,225	$—	$14,785

Financial information summarized by operating segment and geographic region for the nine months ended October 2, 2004 and October 1, 2005 is listed below:

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended October 2, 2004:

Direct Selling

North America	$126,349	$32,337	$33,458	$37,426	$65,600
Pacific Rim	63,862	2,495	(1,528)	2,769	15,553

Segment Total	190,211	34,832	31,930	40,195	81,153

Contract Manufacturing	7,483	1,603	281	5,988	10,891

Reportable Segments Total	197,694	36,435	32,211	46,183	92,044

Unallocated and Other *	—	(36,435)	61	(14,207)	(16,759)

Consolidated Total	$197,694	$—	$32,272	$31,976	$75,285

* “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

	Net Sales from External Customers	Intersegment Sales	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended October 1, 2005:

Direct Selling

North America	$155,383	$50,316	$47,873	$38,549	$83,924
Pacific Rim	79,628	4,125	(1,239)	2,861	16,639

Segment Total	235,011	54,441	46,634	41,410	100,563

Contract Manufacturing	5,807	6,583	791	6,444	12,423

Reportable Segments Total	240,818	61,024	47,425	47,854	112,986

Unallocated and Other *	—	(61,024)	(4,224)	(16,563)	(18,245)

Consolidated Total	$240,818	$—	$43,201	$31,291	$94,741

* “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE H – SUBSEQUENT EVENTS

On September 20, 2005, we announced our cash purchase of a manufacturing facility in China.  The closing date of this acquisition was October 2, 2005.  The amount paid for this facility was $1,404.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors, whom we refer to as “Associates.”  As of October 1, 2005, we had approximately 127,000 active Associates worldwide.  We also sell products directly to “Preferred Customers,” who purchase our products for personal use and are not permitted to resell or distribute the products.  As of October 1, 2005, we had approximately 68,000 active Preferred Customers worldwide.  The majority of sales in the Direct Selling segment come from Associates.  For the nine months ended October 2, 2005, sales to Associates accounted for approximately 86% of net sales for the Direct Selling segment.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased products from USANA at any time during the most recent three-month period.

Our fiscal year end is the Saturday closest to December 31 of each year.  Fiscal year 2004 ended on January 1, 2005, and fiscal year 2005 will end on December 31, 2005.

As discussed more fully in Note G – Segment Information, beginning on page 13 to the Consolidated Financial Statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment primarily consists of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products, but also includes contract manufacturing services provided to a limited number of third-party customers.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.  Additionally, we offer combination packs, which generally contain a variety of products from each product line.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  USANA® Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals in balanced, highly bioavailable forms.  The USANA® Essentials are also provided in a convenient pillow pack format, HealthPak 100™.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®,Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, and OptOmega®.

The Macro Optimizers include healthy, low-glycemic convenience foods and other related products.  Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, and Nutrition and Fibergy Bars™ are included in this product category.  At our Annual International Convention held in September, we announced and introduced our new RESET™ Weight Management Program and accompanying RESET™ kit.  The RESET kit is conveniently packaged in a self-contained box with everything needed to complete a five-day regimen, which is designed to assist in losing weight, and alleviating carbohydrate and sugar cravings.

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection.  This line is formulated with our patent-pending, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding parabens, the most common preservative used in cosmetics and skin care products.  Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to our principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their businesses and selling products.  These resource materials or sales tools include product brochures and business forms designed internally and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are sold to Associates.  We also write and develop our own materials for CDs and DVDs, which are produced by our wholly owned subsidiary, FMG Productions.  New Associates are required to purchase a starter kit, which contains USANA training materials that assist the Associates in starting and growing their business.  Associates do not earn commissions on the sale of sales tools or starter kits.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the nine months ended as of the dates indicated:

	Sales By Product Line *
	Nine Months Ended
	October 2,	October 1,
Product Line	2004	2005
USANA® Nutritionals
Essentials **	39%	38%
Optimizers	34%	34%
Macro Optimizers	10%	9%
Sensé – beautiful science®	13%	15%
All Other	4%	4%

*      Combination Pack sales have been allocated to their respective product lines based on the weighted average price of the product components that compose each pack.

**   The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the nine months ended as of the dates indicated:

	Nine Months Ended
	October 2,	October 1,
Key Product	2004	2005
USANA® Essentials	24%	23%
HealthPak 100 ™	11%	13%
Proflavanol®	10%	10%

Results of Operations

Quarters Ended October 2, 2004 and October 1, 2005

Net Sales.  Net sales increased 19.7% to $82.2 million for the quarter ended October 1, 2005, an increase of $13.5 million, from $68.7 million for the comparable quarter in 2004.  During the current quarter, net sales in the Direct Selling segment increased by $14.7 million, while net sales in the Contract Manufacturing segment declined by $1.2 million, when compared with the same period in 2004.

The following table summarizes the changes in net sales by segment and geographic region for the fiscal quarters ended October 2, 2004 and October 1, 2005.

Sales By Segment and Region

(in thousands)

	Quarter Ended				Change from	Percent
Segment / Region	October 2, 2004		October 1, 2005		Prior Year	Change

Direct Selling
North America
United States	$28,827	42.0%	$35,181	42.8%	$6,354	22.0%
Canada	12,553	18.3%	15,231	18.5%	2,678	21.3%
Mexico	2,268	3.3%	3,449	4.2%	1,181	52.1%
North America Total	43,648	63.6%	53,861	65.5%	10,213	23.4%

Pacific Rim
Australia-New Zealand	9,056	13.2%	11,341	13.8%	2,285	25.2%
Hong Kong	2,837	4.1%	2,971	3.6%	134	4.7%
Japan	2,356	3.4%	2,562	3.1%	206	8.7%
Taiwan	3,903	5.7%	4,885	6.0%	982	25.2%
South Korea	1,366	2.0%	1,250	1.5%	(116)	(8.5)%
Singapore	2,678	3.9%	3,680	4.5%	1,002	37.4%
Pacific Rim Total	22,196	32.3%	26,689	32.5%	4,493	20.2%
Segment Total	65,844	95.9%	80,550	98.0%	14,706	22.3%

Contract Manufacturing	2,829	4.1%	1,675	2.0%	(1,154)	(40.8)%

Consolidated	$68,673	100.0%	$82,225	100.0%	$13,552	19.7%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  A 14.4% increase in the number of active Associates and a 13.3% increase in the number of active Preferred Customers for the third quarter of 2005;

•                  Stronger foreign currencies relative to the U. S. dollar, which positively affected the translation of sales in foreign currencies by $2.6 million; and

•                  Sales growth in the U.S. resulting from record sales of $2.1 million at our annual International Convention held in September 2005, compared to $1.6 million in sales at the 2004 event.

The decrease in net sales of our Contract Manufacturing segment can be attributed to an increased focus on the manufacture of our Sensé ™ line.

Based on information currently available to the Company, we expect consolidated net sales between $86 and $88 million for the fourth quarter of 2005 and between $327 and $329 million for fiscal year 2005.  These estimates are based on the assumption that we will receive local government approval to commence operations in our new market during the fourth quarter.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	October 2, 2004		October 1, 2005		Prior Year	Change
North America
United States	43,000	38.8%	50,000	39.4%	7,000	16.3%
Canada	21,000	18.9%	21,000	16.5%	—	0.0%
Mexico	6,000	5.4%	8,000	6.3%	2,000	33.3%
North America Total	70,000	63.1%	79,000	62.2%	9,000	12.9%

Pacific Rim
Australia-New Zealand	14,000	12.6%	16,000	12.6%	2,000	14.3%
Hong Kong	5,000	4.5%	4,000	3.1%	(1,000)	(20.0)%
Japan	5,000	4.5%	4,000	3.1%	(1,000)	(20.0)%
Taiwan	8,000	7.2%	13,000	10.3%	5,000	62.5%
South Korea	3,000	2.7%	2,000	1.6%	(1,000)	(33.3)%
Singapore	6,000	5.4%	9,000	7.1%	3,000	50.0%
Pacific Rim Total	41,000	36.9%	48,000	37.8%	7,000	17.1%

Total	111,000	100.0%	127,000	100.0%	16,000	14.4%

We believe that various factors contributed to the year-over-year third quarter increase in the number of active Associates, including enthusiasm surrounding the new self-preserving Sensé product line, ongoing communication with Associate leaders in the field, and company-sponsored events and promotions held to motivate Associates.

Active Preferred Customers By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	October 2, 2004		October 1, 2005		Prior Year	Change
North America
United States	36,000	60.0%	43,000	63.2%	7,000	19.4%
Canada	16,000	26.6%	17,000	25.0%	1,000	6.3%
Mexico	1,000	1.7%	1,000	1.5%	—	0.0%
North America Total	53,000	88.3%	61,000	89.7%	8,000	15.1%

Pacific Rim
Australia-New Zealand	5,000	8.3%	6,000	8.8%	1,000	20.0%
Hong Kong	1,000	1.7%	**	0.0%	(1,000)	(100.0)%
Japan	**	0.0%	1,000	1.5%	1,000	N/A
Taiwan	1,000	1.7%	**	0.0%	(1,000)	(100.0)%
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	7,000	11.7%	7,000	10.3%	—	0.0%

Total	60,000	100.0%	68,000	100.0%	8,000	13.3%

**Active Preferred Customer count is less than 500.

Total Active Customers By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	October 2, 2004		October 1, 2005		Prior Year	Change
North America
United States	79,000	46.2%	93,000	47.7%	14,000	17.7%
Canada	37,000	21.6%	38,000	19.5%	1,000	2.7%
Mexico	7,000	4.1%	9,000	4.6%	2,000	28.6%
North America Total	123,000	71.9%	140,000	71.8%	17,000	13.8%

Pacific Rim
Australia-New Zealand	19,000	11.1%	22,000	11.2%	3,000	15.8%
Hong Kong	6,000	3.5%	4,000	2.1%	(2,000)	(33.3)%
Japan	5,000	2.9%	5,000	2.6%	—	0.0%
Taiwan	9,000	5.3%	13,000	6.7%	4,000	44.4%
South Korea	3,000	1.8%	2,000	1.0%	(1,000)	(33.3)%
Singapore	6,000	3.5%	9,000	4.6%	3,000	50.0%
Pacific Rim Total	48,000	28.1%	55,000	28.2%	7,000	14.6%

Total	171,000	100.0%	195,000	100.0%	24,000	14.0%

Gross Profit.  Consolidated gross profit increased to 76.0% of net sales for the quarter ended October 1, 2005, from 75.6% for the comparable quarter in 2004.  The increase in consolidated gross profit can be attributed to the lower margin Contract Manufacturing segment being a smaller portion of our overall business.  We believe that our consolidated gross profit margins will improve modestly in the fourth quarter of 2005.

Gross profit in the Direct Selling segment for the quarter ended October 1, 2005, was 77.7% of net segment sales, compared with 78.4% for the same quarter in 2004.  Lower gross profits in our Direct Selling segment can be attributed to higher costs of raw materials and an increase in the provision for inventory valuation as a result of growth in inventory levels.  However, we have begun to experience relief on the rising purchase price of the raw material Coenzyme Q10, which has continually increased since the latter part of 2003 due to a persistent shortage in supply.

The Contract Manufacturing segment generated no gross profit from its third-party customers in the third quarter of 2005, compared to gross profit of 10.5% in the third quarter of 2004.  The decline in gross profit margin from third-party customers can primarily be attributed to production inefficiencies.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 40.4% of net segment sales during the third quarter of 2005, compared to 39.8% for the third quarter of 2004.  The increase in Associate incentives relative to net segment sales can be attributed to a higher payout rate of base commissions generated during the quarter.

Additionally, we experienced an increase in Associate promotions during the quarter as we began our initiative to increase rewards to our top-performing Associates through contests, promotions, and other incentives designed to assist them in growing their respective businesses.  We anticipate that this initiative will result in Associate incentives increasing to approximately 41% of net sales in our Direct Selling segment for the foreseeable future.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 17.9% of net sales for the quarter ended October 1, 2005, from 19.1% for the comparable quarter in 2004.  The decrease, as a percentage of net sales, can be attributed to leverage generated on our increasing sales base.

In absolute terms, our selling, general and administrative expenses increased by $1.6 million for the quarter ended October 1, 2005, when compared with the third quarter of 2004.  This absolute increase in selling, general and administrative expenses can be primarily attributed to an increase in spending in many of our markets to support growing sales and an increasing number of Associates.

We believe that our selling, general and administrative expenses, as a percentage of net sales during the fourth quarter 2005, will be higher than those in the third quarter 2005 due to initial costs related to our planned market opening in the fourth quarter of 2005.

Other Income (Expense). Other income (expense) changed from net other expense of $513,000 in the third quarter of 2004, to net other income of $172,000 in the third quarter of 2005.  The change in net other income (expense) of $685,000 can be primarily attributed to a change from foreign currency losses of $576,000 for the third quarter of 2004, to slight foreign currency gains in the third quarter of 2005.  Foreign currency gains and losses are recognized on the changes in the fair value of foreign exchange contracts as well as the impact of fluctuating exchange rates on intercompany transactions with our international affiliates. Additionally, interest income increased during the current quarter as a result of higher average balances in cash and cash equivalents.

Net Earnings.  Net earnings increased 25.6% to $10.0 million for the third quarter of 2005, an increase of $2.0 million from $8.0 million for the comparable quarter in 2004.  The increase in net earnings can be primarily attributed to higher net sales, lower selling, general and administrative expenses relative to net sales, and a considerable improvement in net other income.

Diluted earnings per share improved to $0.51 for the third quarter of 2005, an increase of 30.8%, from the $0.39 reported in the same period of the prior year.  We expect earnings per share for fiscal year 2005 to be between $1.94 and $1.96, assuming that we receive local government approval to commence operations in our new market during the fourth quarter.

Nine Months Ended October 2, 2004 and October 1, 2005

Net Sales.  Consolidated net sales increased 21.8% to $240.8 million for the nine months ended October 1, 2005, an increase of $43.1 million from $197.7 million for the comparable period in 2004.  This net increase consisted of a $44.8 million increase in the Direct Selling segment, and a $1.7 million decrease in the Contract Manufacturing segment.

The following table summarizes the changes in net sales by segment and geographic region for the nine months ended October 2, 2004 and October 1, 2005.

Net Sales By Segment and Region

(in thousands)

	Nine Months Ended				Change from	Percent
Segment / Region	October 2, 2004		October 1, 2005		Prior Year	Change

Direct Selling
North America
United States	$83,749	42.4%	$99,451	41.3%	$15,702	18.7%
Canada	37,368	18.9%	45,380	18.8%	8,012	21.4%
Mexico	5,232	2.6%	10,552	4.4%	5,320	101.7%
North America Total	126,349	63.9%	155,383	64.5%	29,034	23.0%

Pacific Rim
Australia-New Zealand	25,803	13.1%	33,226	13.8%	7,423	28.8%
Hong Kong	8,044	4.1%	9,388	3.9%	1,344	16.7%
Japan	6,748	3.4%	7,680	3.2%	932	13.8%
Taiwan	11,530	5.8%	15,330	6.4%	3,800	33.0%
South Korea	4,440	2.2%	3,618	1.5%	(822)	(18.5)%
Singapore	7,297	3.7%	10,386	4.3%	3,089	42.3%
Pacific Rim Total	63,862	32.3%	79,628	33.1%	15,766	24.7%
Segment Total	190,211	96.2%	235,011	97.6%	44,800	23.6%

Contract Manufacturing	7,483	3.8%	5,807	2.4%	(1,676)	(22.4)%

Consolidated	$197,694	100.0%	$240,818	100.0%	$43,124	21.8%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•                  An increase in the number of active Associates and Preferred Customers;

•                  Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign currencies by $7.5 million; and

•                  The launch of the new self-preserving Sensé™ product line in the third quarter of 2004.

The decrease in net sales of our Contract Manufacturing segment can be attributed to an increased focus on the manufacture of our Sensé line.

Gross Profit.  Consolidated gross profit increased to 76.2% of net sales for the nine months ended October 1, 2005, from 75.7% for the comparable period in 2004.  This increase in consolidated gross profit margins for the nine months ended October 1, 2005 can primarily be attributed to a decrease in the impact that the Contract Manufacturing segment had on the total.

On a segment basis, the Direct Selling gross profit margin decreased slightly to 78.2% for the nine months ended October 1, 2005, compared with 78.3% for the same period in 2004.  This modest decline in gross profit margin can primarily be attributed to the higher cost of raw materials.

The Contract Manufacturing segment generated no gross profit from its third-party customers in the first nine months of 2005, compared with gross profit of 10.2% in the comparable period of 2004.  This decline in gross profit margin from third-party customers at our Contract Manufacturing segment can, in great part, be attributed to production inefficiencies and additional costs associated with our efforts to expedite production of our Sensé products in the face of a backlog of orders.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percent of net sales for the segment.  Associate incentives increased to 40.0% of net segment sales for the nine months ended October 1, 2005, compared with 39.6% for the comparable period in 2004.  This increase in Associate incentives relative to net segment sales can primarily be attributed to a higher payout rate of base commissions during the nine months ended October 1, 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expense decreased to 18.6% of net sales for the nine months ended October 1, 2005, from 20.3% for the comparable period in 2004.  The decrease, as a percentage of net sales, can be attributed to the leverage generated on our increasing sales base.

In absolute terms, our selling, general and administrative expenses increased by $4.7 million for the nine months ended October 1, 2005, compared with the first nine months of 2004.  This absolute increase can be attributed to an increase in spending in many of our markets to support growing sales and an increasing number of Associates.

Other Income (Expense).  Other income (expense) changed from net other expense of $365,000 for the nine months ended October 2, 2004, to net other income of $270,000 for the comparable period in 2005.  This change in net other income (expense) of $635,000 can be attributed to a decrease in foreign currency losses of approximately $485,000, and, to a lesser extent, an increase in interest income.

Income Taxes.  Income taxes totaled 34.0% of earnings before income taxes for the first nine months of 2005, compared to 33.0% for the first nine months of 2004.  This increase in the effective tax rate by 1.0% in the first nine months of 2005 was primarily attributable to the new American Jobs Creation Act.  This legislation caused a 20.0% phase out of the Extraterritorial Income Exclusion, which was only partially offset by a new 3.0% deduction for Qualified Production Activities.

The effective tax rate in the first nine months of 2004 was based on an estimate of a 33.0% effective tax rate for the year.  The final effective tax rate was adjusted down to 31.7% at the end of 2004 due to the favorable settlement of a foreign tax audit during 2004 and a favorable adjustment for Research and Experimentation Credit in 2004, both of which are not anticipated to recur in 2005.  We now expect the effective tax rate for the full year 2005 to be 34.0%, based on current tax accrual at the end of the quarter ended October 1, 2005.

Net Earnings.  Net earnings increased 31.9% to $28.5 million for the nine months ended October 1, 2005, an increase of $6.9 million, from $21.6 million for the comparable period in 2004.  The increase in net earnings can be primarily attributed to higher net sales, lower selling, general and administrative expenses relative to net sales, and, to a lesser extent, to an improvement in our net other income.

Diluted earnings per share improved to $1.44 for the first nine months of 2005, an increase of 37.1%, from $1.05 for the comparable period in 2004.

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations.  In the first nine months of 2005, net cash flows from operating activities totaled $32.8 million, compared with $31.4 million for the same period in 2004.  Cash flows from operating activities for the nine months ended October 1, 2005, although strong, were negatively impacted by increased inventory levels totaling $9.1 million, compared with a $3.7 million increase in the same period of the prior year.  The increase in inventory can primarily be attributed to the following:

•                        Purchase of additional quantities of key raw materials that we anticipated would be in short supply or would increase in price;

•                        Increased inventory related to our launch of RESET™;

•                        Increased Sensé™ inventory to limit potential stock-outs or back-orders; and

•                        Increased inventory relating to our planned new market opening.

Cash and cash equivalents increased to $31.3 million at October 1, 2005, from $15.1 million at January 1, 2005.  Net working capital increased to $37.2 million at October 1, 2005, compared with $18.1 million at January 1, 2005.  The net increase in cash and cash equivalents and net working capital during the nine months ended October 1, 2005 can be primarily attributed to strong cash flows from operations.  This increase in working capital was partially offset by our purchase of shares, totaling $15.0 million during the first nine months of 2005.

As of October 1, 2005, our credit facilities consisted of a $10 million line of credit, with no amounts currently outstanding.  The credit facility contains restrictive covenants requiring that we maintain certain financial ratios.  As of October 1, 2005, we were in compliance with these covenants.

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

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations, growth, and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 30 through 36.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in the Company’s other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

•                  Our ability to attract and maintain a sufficient number of Associates;

•                  High turnover of Associates;

•                  Our dependence upon a network marketing system to distribute our products;

•                  Activities of our independent Associates;

•                  Our planned expansion into international markets, including delays in commencement of sales in any new market, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

•                  Rigorous government scrutiny of network marketing practices;

•                  Potential political events that may negatively affect economic conditions;

•                  Potential natural disasters that may negatively affect economic conditions;

•                  Potential effects of adverse publicity regarding nutritional supplements or the network marketing industry;

•                  Reliance on key management personnel, including our Founder, Chairman of the Board of Directors, and Chief Executive Officer Myron W. Wentz, Ph.D.;

•                  Extensive government regulation of the Company’s products and manufacturing;

•                  Potential inability to sustain or manage growth, including the failure to continue to develop new products;

•                  An increase in the amount of Associate incentives paid;

•                  Our reliance on the use of information technology;

•                  The adverse effect of the loss of a high-level sponsoring Associate together with a group of leading Associates in that person’s downline;

•                  The loss of product market share or Associates to competitors;

•                  Potential adverse effects of taxation and transfer pricing regulations;

•                  The fluctuation in the value of foreign currencies against the US dollar;

•                  Our reliance on outside suppliers for raw materials;

•                  Shortages of raw materials used in certain of our products;

•                  Product liability claims and other manufacturing activity risks;

•                  Intellectual property risks particularly applicable to our business;

•                  Liability claims associated with our “Athlete Guarantee” program; and

•                  Disruptions to shipping channels used to distribute products to international warehouses.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations and net earnings are affected by fluctuations in currency exchange rates, interest rates, economic conditions, and other uncertainties that are inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions that are inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Consolidated net sales outside the United States represented 53.8% and 56.3% of net sales for the nine months ended October 2, 2004 and October 1, 2005, respectively.  Inventory purchases are transacted primarily in U.S. dollars from suppliers located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted average exchange rates for reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy in this regard includes entering into foreign currency exchange contracts to hedge against expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers.  As of October 1, 2005, option contracts were in place to offset our exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, New Taiwan Dollar, and Mexican Peso.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2004	2005	2004	2005

Canadian Dollar	1.31	1.20	1.33	1.22
Australian Dollar	1.41	1.32	1.37	1.30
New Zealand Dollar	1.53	1.45	1.53	1.41
Hong Kong Dollar	7.80	7.77	7.80	7.79
Japanese Yen	109.98	111.20	108.95	107.72
New Taiwan Dollar	33.89	32.29	33.50	31.72
Korean Won	1,154.54	1,028.89	1,162.43	1,019.95
Singapore Dollar	1.71	1.67	1.70	1.66
Mexican Peso *	11.44	10.72	11.28	10.95

*                 The nine-month 2004 Mexican Peso exchange rate represents the average for the first seven months of Mexico operations that commenced in March 2004.

Interest Rate Risks.  As of October 1, 2005, we had no outstanding debt and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs.  In the event that it becomes necessary to borrow money, there can be no assurance that we will be able to borrow at favorable rates.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow them to make timely decisions regarding any required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that management necessarily is required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended).  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USANA HEALTH SCIENCES, INC.

Date:	November 3, 2005	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)