Form 10-K
period 2005-12-31
USANA HEALTH SCIENCES INC
filed 2006-03-06
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2005 was approximately $433,062,000.

The number of shares outstanding of the registrant’s common stock as of February 24, 2006 was 18,442,698.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2006 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

Item 1. Business

General

USANA Health Sciences, Inc. (“We,” “USANA” or the “Company”) is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D., that develops and manufactures high-quality, science-based nutritional and personal care products, with a commitment to continuous product innovation and sound scientific research. We distribute and sell our products through a network marketing system, a form of direct selling, using independent distributors that we refer to as “Associates.”  We also sell our products directly to “Preferred Customers” who purchase our products for personal use and are not permitted to resell or distribute the products. As of December 31, 2005, we had approximately 133,000 active Associates and 70,000 active Preferred Customers worldwide, which accounted for 86% and 14% of net sales, respectively, during fiscal year 2005. For purposes of this report, we only count as active those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

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

Direct Selling

The Direct Selling segment represents the Company’s principal line of business: developing, manufacturing, and distributing premium, science-based nutritional and personal care products. Under this segment, we sell products from two primary product lines: USANA® Nutritionals, which includes quality supplements and functional foods, and Sensé—beautiful science® (Sensé), a unique line of skin and personal care products. We also offer sales and marketing tools designed to assist our Associates in building their businesses and selling our products, as well as combination packs, which include a variety of products from each product line. In 2005, USANA Nutritionals and Sensé™ product lines represented approximately 82% and 15% of product sales in this segment, respectively. Sales from other items, the majority of which include marketing and sales tools, accounted for the remaining 3% of product sales in this segment during 2005. Our top-selling products as a percent of product sales in this segment during 2005 were: USANA Essentials at 22%, the HealthPak 100™ at 13%, and Proflavanol® at 10%, all of which are part of the USANA Nutritionals product line. Our product lines are focused and compact, with products we believe can provide health benefits to a significant percentage of our customers. Additionally, while not required, our products are designed, manufactured, packaged, and labeled by us at levels that we believe are consistent with pharmaceutical standards.

We distribute and sell our products through a network marketing system using independent distributors that we refer to as “Associates.”  We also sell products directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products. Associates purchase product not only for their own consumption, but are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell our products. Associates are compensated for a percentage of the sales (purchases) generated by their business group (downline). Associates can also receive compensation on product they sell at retail prices, rather than the wholesale prices at which they purchase product. We consider our high quality products, compact product lines, rewarding compensation plan, and weekly Associate incentive payments to be attractive components of the USANA network marketing system. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment.

Our products are distributed and sold in the United States, Canada, and Mexico, which we define as our North American markets; and Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore, which we define as our Pacific Rim markets. North America is our primary region with sales representing 66.5% of net segment sales in 2005; however, the Pacific Rim markets continue to account for an increasing proportion of total net segment sales. Our Pacific Rim markets contributed to net segment sales in 2005 as follows:

•Australia-New Zealand	14.2%
•Hong Kong	4.0%
•Japan	3.2%
•Taiwan	6.3%
•South Korea	1.5%
•Singapore	4.3%

Net sales reported for each operating region within this segment are determined by the location from which the product shipment originates and are reported for the last three fiscal years, along with other segment financial information, in Note L beginning on page F-24 to the Consolidated Financial Statements. Regional sales are further broken down on pages 36 and 40. This segment contributed $319.6 million, or 97.5%, to consolidated net sales during the year ended December 31, 2005.

Contract Manufacturing

Principal operations for the Contract Manufacturing segment are conducted in a facility located in Draper, Utah, and primarily consist of the manufacture of the Company’s Sensé™ line of skin and personal care products. Contract manufacturing services are also provided to a limited number of external customers through this facility. We acquired this facility with the purchase of Wasatch Products Development, Inc. (WPD) in July 2003 as part of a vertical integration strategy that allowed us to bring the production of our Sensé product line in-house.

In October 2005, we completed the acquisition of a manufacturing facility in Tianjin, China for $1.4 million in cash. This facility does not currently manufacture any USANA products.

This segment contributed $8.1 million, or 2.5%, to consolidated net sales during the year ended December 31, 2005. Our contract manufacturing facility located in Draper, Utah accounted for 99.2% of net segment sales during the year, and the manufacturing facility in China accounted for the remaining 0.8% of net segment sales. During the fourth quarter of 2005, our Draper, Utah contract manufacturing facility accounted for 97.3% of net segment sales, and our China manufacturing facility accounted for the remaining 2.7% of net segment sales. Net sales for this segment for the last three fiscal years are reported, along with other segment financial information, in Note L beginning on page F-24 to the Consolidated Financial Statements.

Industry Overview

The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body’s health and general well being. Products within the industry are commonly classified into the following four major categories:

•       Nutritional Supplements—products such as vitamins and minerals, specialty supplements, herbs and botanicals, sports performance enhancers, meal replacements, dietary supplements, and compounds derived from the aforementioned;

•       Natural and Organic Foods—products such as cereals, milk, non-dairy beverages, and frozen entrees;

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

•       Network marketing;

•       Mail order;

•       Healthcare professionals and practitioners; and

•       The Internet.

We distribute our products through the network marketing channel. According to the World Federation of Direct Selling Associations (“WFDSA”), the direct sales industry currently generates approximately $99 billion annually in worldwide sales with approximately 55 million independent distributors.

According to WFDSA international statistics, the United States remains the largest market for direct sales, with $29.9 billion in annual sales and 13.6 million independent distributors. According to the Direct

Selling Association, wellness products, which include nutritional supplements and functional foods, account for 15.3%, and personal care products account for 29.4%, of U.S. direct sales, respectively.

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

Science-based Products.   We have developed a very focused and compact line of high-quality health products based upon a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research. Our products are designed, manufactured, packaged, and labeled by us at levels that we believe are consistent with pharmaceutical standards. We also believe that the identification and delivery of essential vitamins, minerals, and other micro-nutrients, as well as macro-nutrients, will help individuals achieve and maintain long-term health. As the manufacturer of most of our products, we control the quality from start to finish, which we believe is a key competitive advantage.

Strong Research and Development.   Dr. Wentz directs our research and development efforts, supported by a team of 25 scientists and researchers, including five scientists holding Ph.D. degrees. In our research and development laboratories, our scientists and researchers:

•       Investigate in vitro and in vivo activity of new natural extracts and formulated products;

•       Identify and research combinations of nutrients that may be candidates for new products;

•       Develop new nutritional ingredients for use in supplements;

•       Study the metabolic activity of existing and newly identified nutritional ingredients;

•       Enhance existing products, as new discoveries in nutrition and skin care are made; and

•       Formulate products to meet regulatory requirements in all of our markets.

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

In-house Manufacturing.   We now manufacture products that account for approximately 78% of product sales in our Direct Selling segment. We believe that our ability to manufacture our own products is a significant competitive advantage for the following reasons:

•       We can better control the quality of raw materials and the purity and potency of finished products;

•       We can more reliably monitor the manufacturing process to reduce the risk of product contamination; and

•       We believe we can better manage the underlying costs associated with manufacturing our products.

Attractive Associate Compensation Plan and Benefits.   We are committed to providing a highly competitive compensation plan to attract and retain Associates, who constitute our sales force. We believe the USANA Associate compensation plan (the “Compensation Plan”) is one of the most financially rewarding in the network marketing industry. Associate incentives totaled $128.7 million, or 40.3% of net sales for the Direct Selling segment in 2005. We pay Associate incentives weekly. The Compensation Plan is a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which we conduct business. To support our Associates, we sponsor events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the USANA management team.

Experienced Management Team.   Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, international development, marketing, customer network development, information technology, finance, and operations. The current executive management team has been in place for several years and is responsible for supporting growth and international expansion, strengthening our financial condition, and improving our internal controls.

Growth Strategy

We seek to grow our business by pursuing the following strategies:

Attract and Retain Associates and Preferred Customers.   We recognize the need to continue to attract and retain Associates. In 2005, we maintained our emphasis on the partnership between the USANA management team and our Associate leaders. Through this partnership, our Associate leaders continued hosting “Health & Freedom” meetings and increased the number of online presentations, both aimed at presenting the business opportunity to potential Associates and providing additional training and resources for existing Associates. In addition to our Annual International Convention, we held several regional events in key growth areas to provide support and training to new Associates in these areas. In the trainings and events held during the year, we focused on the importance of “Delayed Gratification” in our business and the time it takes to build a successful business through training, sponsoring, and acquiring a strong customer base. Additionally, we suggested the use of accolades we have received from various business sources in substantiating our business.

In 2006, we intend to grow our business by continuing to focus on our two core values, “True Health” and “True Wealth.”  We plan to accomplish this by increasing the number of active Associates and teaching them how to build a strong customer base. By leveraging the current growth we have in our Associate field, we believe we can continue to attract individuals that are interested in joining a winning team and starting a home-based business with USANA. We will emphasize our new RESET™ Weight Management Program, as well as several other contests, incentives, and recognitions that are geared toward those interested in growing their USANA Business to a new level during the year. We will continue to emphasize “Sharing USANA” by educating our Associates on ways they can improve their effectiveness in presenting sales tools and product samples to prospects and the steps they can take to follow-up with prospects. We plan to leverage our many accomplishments, positive press, and break-through technology to demonstrate our competitive advantages within the industry. We also believe that actively promoting the success stories of our Associates in the field will likely increase rank advancements, the number of Associates receiving commissions, and awareness of preventive health. We intend to improve our training and recognition of Associate accomplishments in order to strengthen the commitment and success of our sales force. Moreover, we believe that an increasing interest from business and health care professionals, amateur and professional athletes, clubs, and associations will allow us to reach even more potential customers during 2006.

Enter New Markets.   We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have begun to register certain products with regulatory and government agencies in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. The seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets. We believe this seamless Compensation Plan can significantly enhance our ability to expand internationally, and we intend, where permitted, to integrate future markets into this plan.

Introduce New and Re-formulate Existing Products.   Our research and development team is continually researching the latest scientific findings related to nutrition, looking at new technology and attending scientific conferences. If, in the process, we see potential for a new product that provides a true health benefit addressing a particular health issue, and if we believe its benefits can be realized by a significant percentage of our customers, we will generally pursue development of that product. We also upgrade our products every two to five years to incorporate the latest science in nutrition. In 2005, we announced and introduced our new RESET Weight Management Program and accompanying RESET™ kit. We also reformulated our Nutrimeal™ shakes, improving their glycemic index score, as well as their taste. Additionally we created sample packets of our Nutrimeal shakes, which are not only great for sampling, but for convenience as well.

Pursue Strategic Acquisitions.   We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertises, allow vertical integration, or otherwise complement our business or further our strategic goals.

Products

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé™. The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.

USANA® Nutritionals

Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group. To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old, and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old. USANA Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms. The USANA Essentials are also provided in a convenient pillow pack format, HealthPak 100™.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs. Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, Active Calcium™ Chewable, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, and OptOmega®.

Macro Optimizers include healthy, low-glycemic functional foods and other related products. Nutrimeal, Fibergy®, SoyaMax™ drink mixes, and Nutrition and Fibergy Bars™ are included in this product category. At our Annual International Convention held in September, we announced and introduced our new RESET Weight Management Program designed to assist in a long-term change in diet, and accompanying RESET kit. The RESET kit is conveniently packaged in a self-contained box with everything needed to complete a five-day regimen, designed to assist in losing weight and alleviating carbohydrate and sugar cravings. With the introduction of the RESET Weight Management Program, as mentioned above, we also announced the reformulation of our Nutrimeal shakes and created Nutrimeal shake sample packets.

Sensé—beautiful science®

The Sensé product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are produced with our patent-pending self-preserving technology. This new technology uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their businesses and selling products. These resource materials or sales tools include product brochures and business forms designed by us and printed by outside publishers. We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which we then sell to Associates. We also write and develop our own materials for CDs and DVDs, which are produced by our wholly owned subsidiary, FMG Productions. New Associates are required to purchase a starter kit, which contains USANA training materials that assist Associates in starting and growing their businesses. Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentages of total product revenue for the Direct Selling segment that were contributed by our major product lines for the last three fiscal years:

	Sales By Product Line Year Ended
Product Line	2003	2004	2005
USANA® Nutritionals
Essentials*	39%	38%	38%
Optimizers	34%	34%	34%
Macro Optimizers	8%	10%	10%
Sensé—beautiful science®	14%	14%	15%
All Other	5%	4%	3%

*                    The Essentials category under the USANA® Nutritionals product line includes USANA Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the last three fiscal years.

	Year Ended
	2003	2004	2005
USANA® Essentials	22%	24%	22%
HealthPack 100™	9%	11%	13%
Proflavanol®	9%	10%	10%

Research and Development

We are committed to providing our customers with advanced health products that reduce the risk of chronic degenerative disease and promote long-term health. We have developed a very compact and focused line of products through our research and development program, which is based upon established research methodologies. Our research facilities are located at our Salt Lake City headquarters, and are equipped to conduct analytical testing of raw ingredients, raw material extraction research, in vitro and in vivo testing, and human bioavailability studies. Additionally, our scientists are continuously reviewing the latest published research on nutrition, attending scientific conferences, and working in collaboration with a number of outside research institutions and researchers. With the acquisition of our own skin care manufacturing facility in 2003, our research and development expertise also includes formulation development and quality control of skin and personal care products.

We follow pharmaceutical standards established by the U.S. Pharmacopeia in the development and reformulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bioavailability, natural versus synthetic, and whether the ingredients are reliably available. We control the quality of our products beginning at the development stage, and maintain our quality control through manufacturing, packaging, and labeling. In fiscal years 2003, 2004, and 2005, we expended $1.4 million, $2.0 million, and $2.3 million, respectively, on company-sponsored research and development activities. We intend to continue to dedicate resources at similar levels for the research and development of new products and the reformulation of existing products.

Manufacturing and Quality Assurance

Tablet manufacturing is conducted at our Salt Lake City, Utah manufacturing facility. The production process for tablet-based products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, forming the mixtures into tablets, coating and sorting the tablets, analyzing tablet quality, packaging finished products, and analyzing finished product quality.

Our tablet manufacturing process uses automatic and semi-automatic equipment. We conduct sample testing of raw materials and finished products for purity, potency, and composition conforming to strict specifications. Constructed in 1996, the tablet production facility is registered with the U.S. Food and Drug Administration (“FDA”) and Health Canada and has been inspected and certified by the Australian Therapeutic Goods Administration (“TGA”). In the United States, the manufacture of nutritional supplements and related products requires compliance with food-level Good Manufacturing Practice regulations (“GMP’s”). We believe that our processes comply with the FDA’s more demanding drug-level GMP’s. The certification by the TGA also denotes compliance with that agency’s drug-level GMP’s.

In addition to tablet manufacturing, we also manufacture premium personal care products at our Draper, Utah manufacturing facility, which we acquired in July of 2003 as part of a vertical integration strategy to bring the production of our Sensé™ product line in-house. Contract manufacturing services are also provided to a limited number of third-party customers through this facility. During 2004, we completed construction upgrades to our Draper, Utah manufacturing facility that were designed to conform it to the FDA’s GMP’s. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality.

Our Draper manufacturing facility is registered with the FDA as a pharmaceutical facility, consistent with a facility that manufactures over-the-counter personal care products. The facility has standard kettles and technology for producing batches of personal care items and semi-automatic packaging equipment for packaging the end product. It employs qualified staff to develop, implement, and maintain a quality system that we believe is consistent with requirements under drug-level GMP’s.

We contract with third-party manufacturers and suppliers for the production of some of our products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team. Products currently supplied through third parties include gelatin-capsuled supplements, Garlic EC™, OptOmega® , certain powdered drink mixes, and nutrition and fiber bars.

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

In 2003 we began experiencing a shortage in supply of one of our raw materials, Coenzyme Q10 (CoQ10). At that time awareness of the benefits derived from CoQ10 had increased dramatically, causing a sharp increase in demand and a subsequent shortage in supply. Although we had qualified multiple sources for this raw ingredient, as a result of the increased demand and shortage in supply, our purchase price on this raw ingredient continued to dramatically increase through 2004 and the first part of 2005. By mid-2005 some suppliers had re-tooled their manufacturing facilities to increase production capacity of CoQ10, and more competitors entered the market, which has caused supply to increase and purchase prices to decline.

Our Salt Lake City, Utah manufacturing facility has five kitting or dispensing rooms, four large blenders, seven production tablet presses, three coaters, three sorting lines, two bottling lines, and two pillow-pack lines. We currently operate two ten-hour shifts, four days per week. There is, however, no restriction from processes or equipment to add and additional shift for increased capacity. Based on equipment capacity and current product mix, the average manufacturing and packaging utilization rate is at approximately 66% of capacity, assuming two ten-hour shifts, four days per week.

Our Draper, Utah manufacturing facility currently produces an average of 6.8 million filled containers per annum. Assuming two ten-hour shifts per day, four days per week, the facility uses approximately 64% of manufacturing and packaging capacity.

Distribution and Marketing

We distribute products through a network marketing system, which is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication, such as personal computers, facsimiles, low-cost long distance telephone services, satellite conferencing and the Internet, has contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels.

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

Subject to payment of an annual renewal fee, Associates may continue to distribute products until they voluntarily withdraw or are terminated. Initial training of Associates about the products, the Compensation Plan, network marketing, and about USANA is provided primarily by an Associate’s sponsor and others in their sales organization. In addition, we develop and sell training materials and sales tools to assist Associates in building their businesses. We also periodically sponsor and conduct regional, national, and international Associate events and intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. Our policies and procedures also restrict Associates’ advertising and representations or claims concerning USANA products or the Compensation Plan.

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

Associates can earn compensation primarily in three ways:

•       Generating sales volume points based on their sales activity and the sales activity of their downline sales organization;

•       Participating in a leadership bonus pool based on certain performance requirements; and

•       Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices.

We also offer Associates the opportunity to earn additional compensation through Company-sponsored promotions and contests. Most of our products are assigned sales volume points. Commission payments to Associates are based on total personal and downline sales volume points, with commissions paid weekly. As an Associate successfully expands his or her downline sales organization and as those in the downline also successfully expand, the Associate can receive higher commissions.

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

We also sell directly to customers who purchase products only for personal consumption. This program is our “Preferred Customer” program. Preferred Customers may not resell or distribute the products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a sales, distribution, or other business relationship with USANA. Although our policies prohibit Preferred Customers from engaging in retail sales of products purchased through the program, they may enroll as Associates at any time if they desire. Only Associates are eligible to earn commissions and participate in the Compensation Plan.

Product Returns

Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund. We reimburse our Associates based on the original form of payment or with product or credit on account upon receipt of proper documentation and the return of the remaining product.

All returned product within the first 30 days following purchase is refunded at 100% of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. During fiscal years 2003, 2004, and 2005 returns as a percentage of net sales were 2.4%, 2.1%, and 1.5%, respectively.

Major Customers

Sales in our Direct Selling segment are made to independent Associates and Preferred Customers. No single customer accounted for 5% or more of net sales in any of the last three fiscal years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA. Our employees and affiliates cannot be Associates, although there is no prohibition on their family members becoming Associates as long as they do not reside in the same household as the employee or affiliate. Associates may sell products only in countries where we have approved the sale of our products.

In the Contract Manufacturing segment, we had two customers in 2005 that each accounted for more than 10% of segment sales.

Compliance by Associates

From time to time Associates fail to adhere to the USANA policies and procedures, including those governing the marketing of our products or making representations regarding the Compensation Plan. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an Associate has violated any of the USANA policies and procedures, we may take a number of disciplinary actions. For example, we may impose sanctions, such as warnings, fines or probation. We also may withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. More serious infractions may result in termination of the Associate’s purchase and distribution rights completely.

Information Technology

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an Enterprise Resource Planning system that operate on an Oracle platform and are fully integrated worldwide. Our information systems are maintained primarily by our in-house staff.

Regulatory Matters

Product Regulation.   Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products. In the United States advertisement of our products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act (“FD&C”) and regulations promulgated under that act. USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency. The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which they are distributed. For example, in Australia we are subject to the Therapeutic Goods Administration and in Japan to the Ministry of Health, Labor and Welfare.

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

On March 13, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements. As of December 31, 2005, there has been no update to the FDA’s proposal for new dietary supplement GMP’s. These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s. We believe that we currently manufacture our dietary supplement products according to the standards of the FDA’s pharmaceutical-level GMP’s. If new GMP’s are adopted, however, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

Other products include cosmetics and products that are deemed to be over-the-counter (“OTC”) drugs. In general, our cosmetic products are not subject to pre-market approval by the FDA. However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as our sunscreens, are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product. If such an agency ruling were to become final, we would be required to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMP’s, labeling, and the FDCA’s misbranding and adulteration provisions.

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

The events of September 11, 2001 highlighted the need to enhance the security of the U.S. food supply. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (“Bioterrorism Act”). We expect that several provisions of the Bioterrorism Act will place additional regulatory compliance issues upon us. For example, one provision in the Bioterrorism Act requires the Secretary of Health and Human Services to develop regulations that mandate domestic and foreign facilities that manufacture, process, pack, or hold food for human or animal consumption in the United States to register with the FDA. On November 24, 2003, we fulfilled this requirement by registering with the FDA. Another provision of the Bioterrorism Act mandates that the FDA receive prior notification of all food importation. Although some of our raw materials and certain manufactured product may originate outside of the United States, we procure these items from entities in the United States. From time to time we may bring consumable products that we have sent from our Salt Lake facility to our international locations back into the United States from one or more of these locations. When bringing these products back into the United States from any international location, we are required to comply with this notification requirement.

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

In addition to federal regulation in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising. Occasionally we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be in compliance with applicable laws and regulations. Failure by an Associate or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential Associates or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although to our knowledge we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future.

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

Transfer Pricing Regulation.   We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, agreements between the subsidiaries and the parent corporation have been entered into for services and contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing study. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings may be adversely affected if our foreign tax credit was limited on our U.S. tax return. The tax treaties between the United States and most foreign countries provide for competent authority relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require changes in our operating procedures.

Competition

The business of developing and distributing nutritional and personal care products, such as those we sell and distribute, is highly competitive due to the nature of the industry. The nutritional supplement market is characterized by:

•       Large selections of essentially similar products that are difficult to differentiate;

•       Retail consumer emphasis on value pricing;

•       Changing formulations based on evolving scientific research;

•       Low barriers to entry resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and

•       A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

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

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., Nu Skin Enterprises, Inc., NBTY, Inc., and Schiff Nutrition International, Inc. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

Trademarks.   We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 14 trademarks registered with the United States Patent and Trademark Office. We also have one pending application to register a trademark in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where USANA products are or may be sold in the future. Protection afforded to registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

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

Patents.   We have two patents, issued in 2002, which will continue in force for 17 years from the date of issue. These patents are process patents and relate to the method of extracting an antioxidant from olives and the waste products of olive oil production. In 2003, we entered into a licensing agreement with a supplier to make olive extract using our patented process. Currently, it is very difficult to determine the exact future benefit of these patents. However, we believe that the patents have the potential to generate additional revenue in the future through new product development and royalties from licensing.

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

Backlog

Products sold within the Direct Selling segment are typically shipped within 72 hours after the receipt of the order. As of February 24, 2006, there was no significant backlog in either the Direct Selling or Contract Manufacturing segment.

Working Capital Practices

We maintain sufficient amounts of inventory in stock for our Direct Selling segment in order to provide a high level of service to Associates and Preferred Customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor. Our Contract Manufacturing segment maintains adequate amounts of commodity inventory (that which can be used for various customers) and minimal quantities of specialty inventory (that which is ordered specifically for the needs of individual customers) to meet customer demand. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost and supply risks.

Environment

We are not aware of any instance in which we have contravened federal, state, or local provisions enacted for or relating to protection of the environment or in which we otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations.

Employees

As of February 24, 2006, we had 769 employees worldwide, as measured by full time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

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

Item 1A. Risk Factors

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

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

Because of this high turnover, we must continually recruit new Associates. Our net sales are directly dependent upon the efforts of these non-employee, independent Associates. Future growth in sales volume will depend in large part upon our success in increasing the number of new Associates and improving the productivity of Associates.

Our net sales are significantly affected by our success in growing existing markets, as well as opening new markets. If we lose market share in existing markets or are unable to open new markets we might have difficulty achieving our long-term objectives.   We experienced revenue growth in 2003 and 2004 due in part to the successful expansion of our operations into Taiwan, South Korea, Singapore and Mexico. North Korea has experienced significant political tension created by North Korean government actions involving its nuclear program. There is no assurance that this situation will not adversely affect our operations in South Korea or that the tensions created by the situation in North Korea will not adversely affect our other operations in neighboring countries, such as Japan, Hong Kong, and Taiwan. If the political situation in North Korea adversely affects the economies or political situation in South Korea or our existing markets in the region, our net sales and profits in fiscal year 2006 may be affected.

In 2005 we planned to open one new market, however, we have not yet received all required local government approvals to commence operations in that market. If we are unable to obtain local government approval, our net sales and profits in fiscal year 2006 may fall short of guidance for the year.

On December 1, 2005, China announced the adoption of new regulations governing direct selling. Single-level compensation models are permissible under the new regulations, however, these regulations prohibit multi-level compensation models as practiced by USANA and many other direct selling companies. If we were to enter the Chinese market we would be required to adjust our compensation and selling model to comply with the specific form of direct selling permissible under the new regulations. These adjustments could require more time and effort to enter the Chinese market than would otherwise be necessary if multi-level compensation models were permissible. Additionally, modifying our successful compensation plan and sales model may create uncertainty regarding our expectations for success after entering the market.

If the number or productivity of independent Associates does not increase, our revenue will not increase.   To increase revenue, we must increase the number and/or the productivity of our Associates. We can provide no assurances that the number of Associates will increase or remain constant, or that their productivity will increase. We experienced a 33.3%, 29.5%, and 16.7% increase in active Associates during 2003, 2004, and 2005 respectively. The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.

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

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.   Network marketing systems such as ours are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations. Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or be forced to alter our Compensation Plan.

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

The loss of key management personnel would adversely affect our business.   Our Founder, Chairman and CEO, Dr. Wentz, is a highly visible spokesman for our products and our business, and our message is based in large part on the vision and reputation of Dr. Wentz, which helps distinguish us from our competitors. The loss or limitation of Dr. Wentz as the lead spokesman for our mission, business and products could have a material adverse effect upon our business, financial condition, and results of operations. In addition, our executive officers, including executive vice presidents, are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.   Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 45.01% of our outstanding common stock at December 31, 2005. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves on the Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping and reporting, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on us.

As we continue to expand into international markets, our business becomes increasingly subject to political and economic risks. Changes in these markets could adversely affect our business.   We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998, and in Hong Kong in November 1999. In 2000, we began limited business activity in Japan and launched more formal operations there in October 2001. In October 2002, we began business operations in Taiwan. We ceased operations in the United Kingdom at the end of the first quarter of 2000. We commenced operations in South Korea and Singapore in July and November 2003, respectively, and opened operations in Mexico during March 2004. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to recruit qualified Associates. There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

An increase in the amount of incentives paid to Associates would reduce profitability.   The payment of Associate incentives is a significant expense. These incentives include commissions, leadership bonuses, and certain awards and prizes. From time to time we have changed our Compensation Plan to better manage these incentives as a percentage of net sales. For example, during the third quarter of 1997, we introduced a broad re-pricing strategy across our product lines, creating a spread between the price the Associate pays for the product and the sales volume point value associated with the product. At the same time, we changed our leadership bonus program, increasing the payout from 2.0% to 3.0% of total sales volume points. In February 2000, we introduced a broad re-pricing initiative, reducing the average price of our products by approximately 24%. This initiative decreased the amount of incentives as a percentage of net sales. Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to the Compensation Plan or product pricing will be successful in maintaining the level of Associate incentives expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates. An increase in incentive payments to Associates as a percentage of net sales would reduce our profitability.

We are subject to risks associated with our reliance upon information technology systems.   Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Although off-site data back-up is maintained, it is possible that an interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

The loss of a significant Associate or downline organization could adversely affect our business.   We rely on the successful efforts of certain Associates. Our Compensation Plan is designed to permit Associates to sponsor new Associates, creating multiple “business centers,” or levels in the marketing structure. Sponsored Associates are referred to as “downline” Associates within the sponsoring Associate’s “downline network.”  If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor’s downline network. As a result of this network marketing system, Associates develop business relationships with other Associates. The loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, and results of operations. Moreover, our ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

•       General business and economic conditions;

•       Public perceptions about network marketing programs;

•       High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens;

•       Public perceptions about the value and efficacy of nutritional, personal care, or weight management products generally; and

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

Taxation and transfer pricing considerations affect our operations.   Our principal domicile is the United States. The following table summarizes 2005 sales data as a percentage of consolidated net sales and the associated statutory income tax rates for each of our geographic regions (sales data for the United States region includes 2.5% of net consolidated sales contributed by the Contract Manufacturing segment):

Region	% Net Sales	Tax Rate
United States	44.0%	37.5%
Canada	19.0%	36.0%
Australia / New Zealand	13.8%	30.0% / 33.0%
Hong Kong	3.9%	17.5%
Japan	3.1%	46.3%
Taiwan	6.2%	25.0%
South Korea	1.5%	18.0%
Singapore	4.2%	20.0%
Mexico	4.3%	30.0%

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly. Although we believe that we are in compliance with all applicable regulations and restrictions, we are subject to the risk that taxing authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. Under tax treaties, we are eligible to receive foreign tax credits in the United States for foreign taxes actually paid abroad. At this time there are no major audits in progress. In the event future audits or assessments are concluded adversely to us, we may or may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we are utilizing all foreign tax credits in the year in which they arise. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition and operating results.

Exchange rate fluctuations affect our foreign operations and could reduce our net sales and earnings.   Over the past several years, a significant amount of our net sales have been generated outside the United States. We intend to continue to expand our foreign operations, exposing us to risks of changes in social, political, and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where we have operations. Since a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our foreign subsidiaries are transacted in U.S. dollars. As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. We enter into forward and option foreign exchange contracts to manage currency fluctuations on certain commitments denominated in foreign currency, including intercompany cash transfers. We generally do not use derivative instruments for speculative purposes. There can be no assurance that foreign currency contract transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations. Those adverse effects would also adversely affect our business, financial condition, and results of operations.

Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.   In 2004 the financial press reported congestion at West Coast ports caused by increasing cargo volumes, a lack of capacity on the railroads, and a shortage of manpower. We felt the effects in our container shipments to Australia, which required additional use of airfreight to meet demand. Port congestion has since been relieved. Although there was no significant port congestion this year through the months when retailers prepare for the holidays, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies resulting in unexpected increases in shipping costs. Our freight forwarders will continue to exercise flexibility in the selection of ports and carriers to provide the best service.

The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition, and results of operations.   We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Normally, materials used in manufacturing our products are purchased on account or by purchase order. We have very few long-term agreements for the supply of these materials. There is a risk that any of our suppliers or manufacturers could discontinue selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. In addition, we rely on third-party manufacturers for several of our products, including our food bars and certain drink mixes. We have in the past discontinued or temporarily stopped sales of certain products manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at prices we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

Shortages of raw materials used in certain of our products may temporarily adversely affect our margins and our profitability related to the sale of those products.   Many nutritional supplement companies that manufacture products containing Coenzyme Q10 (CoQ10) have experienced a shortage in supply of this raw material component during the year 2005. The sharp increase in demand, which began in 2003, caused a shortage in supply while suppliers worked to re-tool their manufacturing facilities to increase production capacity in order to meet the growing demand. Certain of our nutritional products were affected by this raw material shortage. We have identified multiple sources to supply quality raw ingredients; however, quantities of materials acquired during this shortage were purchased at higher prices, which negatively impacted gross margins for those products affected. By mid-2005 some suppliers had re-tooled their manufacturing facilities to increase production capacity of CoQ10, and more competitors entered the market to produce it, which has caused supply to increase and purchase prices to decline.

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

As a manufacturer we may be subject to product liability claims.   As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, we have not been party to any product liability litigation, although certain individuals have asserted that they have suffered adverse consequences as a result of using our nutritional products. These matters historically have been settled to our satisfaction and have not resulted in material payments. We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

Our business is subject to particular intellectual property risks.   Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our nutritional or other products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws. We have also entered into confidentiality agreements with certain of our employees involved in research and development activities. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and many of the other countries in which we are either presently operating or plan to commence operations in the near future. Notwithstanding our efforts as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results. There can be no assurance that third-party claims will not in the future adversely affect our business, financial condition, and results of operations.

Our manufacturing activity is subject to certain risks.   We manufacture approximately 78% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Salt Lake City, Utah. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures and could have a material adverse effect on our business, financial condition, and results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on our business, financial condition, and results of operations.

Our stock price has been volatile and subject to various market conditions.   There can be no assurance that an active market in our stock will be sustained. The trading price of our common stock has been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

We may incur liability under our “Athlete Guarantee” program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.   USANA believes that its nutrition supplement products are free from substances that have been banned by world-class training and competitive athletic programs. The Company further believes that while its products promote good health, they are not otherwise considered to be “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”). For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up its claim that athletes who use the Company’s products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes in Canada, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA would compensate that athlete up to one million Canadian dollars based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

•       Designate lots identified as dedicated to the program and retain additional samples;

•       Store designated lot samples externally with a third party; and

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

Item 1B. Unresolved Staff Comments

We received no written comments from the Commission staff regarding periodic or current reports under the Act in the 180 days previous to December 31, 2005.

Item 2. Properties

Our corporate headquarters building is located in Salt Lake City, Utah in a 192,000 square foot facility on a company-owned 16-acre parcel. The allocation of this space at our corporate headquarters is as follows: approximately 56,000 square feet for manufacturing, packaging, and distribution; approximately 65,000 square feet of warehouse space; and approximately 71,000 square feet occupied by executive and administrative personnel, customer service, research and development, and three laboratories. We own our corporate headquarters facility, as well as the production studio and office space purchased in connection with our acquisition of FMG.

We lease properties used primarily as regional offices and distribution warehouses located in Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Mexico. We also lease office space in China. Our primary facility in the Contract Manufacturing segment is located in Draper, Utah. We also now have a manufacturing facility in China. We lease our contract manufacturing facility located in Draper, Utah and own the manufacturing facility in China.

In 2006 we will begin construction of an addition to our corporate headquarters building, which will be occupied by executive and administrative personnel, and will include additional warehouse space. We hope to have this construction complete by the end of 2006. Aside from the strain we feel on office space for executive and administrative personnel, we believe that all other facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. Current monthly lease commitments for the properties under lease total approximately $258,000. All properties are part of the Direct Selling segment with the exception of the Draper, Utah and China facilities that are used by the Contract Manufacturing segment.

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

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ National Market System® under the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ National Market System for the periods indicated:

2004	High	Low
First Quarter	$36.59	$22.89
Second Quarter	$32.47	$23.07
Third Quarter	$35.75	$25.81
Fourth Quarter	$36.50	$27.77

2005	High	Low
First Quarter	$52.93	$32.60
Second Quarter	$48.48	$40.07
Third Quarter	$54.10	$41.87
Fourth Quarter	$48.50	$37.30

On February 24, 2006, the high and low sales prices of our common stock as reported by NASDAQ were $42.32 and $41.87, respectively.

Shareholders

As of February 24, 2006, we had approximately 500 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, our financial condition, and other factors deemed relevant by the Board of Directors.

Share Repurchases

Purchases made during the quarter ended December 31, 2005 and for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 2, 2005 through November 5, 2005(fiscal October)	503	$43.42	503	$3,159
November 6, 2005 through December 3, 2005 (fiscal November)	202	$41.26	202	$44,824
December 4, 2005 through December 31, 2005 (fiscal December)	103	$39.07	103	$40,800
Total	808	$42.33	808

*                    At the beginning of the fourth quarter, the Company had $24,999 remaining under the share repurchase plan. Following repurchases totaling near the approved amount, the Board of Directors approved an additional $50,000 for share repurchases as announced in a publicly issued press release in November, 2005. There currently is no expiration date on the approved repurchase amount.

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

	Fiscal Year*
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$114,280	$133,776	$200,013	$272,824	$327,742
Cost of sales	32,802	33,392	44,422	66,822	78,016
Gross profit	81,478	100,384	155,591	206,002	249,726
Operating expenses:
Associate incentives	43,912	51,174	78,675	104,433	128,698
Selling, general, and administrative	32,286	35,382	44,413	54,692	60,326
Research and development	1,080	1,035	1,384	2,031	2,339
Total operating expenses	77,278	87,591	124,472	161,156	191,363
Earnings from operations	4,200	12,793	31,119	44,846	58,363
Other income (expense), net	(692)	(221)	192	233	487
Earnings before income taxes	3,508	12,572	31,311	45,079	58,850
Income taxes	1,309	4,069	10,494	14,302	19,856
Net earnings	$2,199	$8,503	$20,817	$30,777	$38,994
Earnings per share:
Basic	$0.11	$0.45	$1.09	$1.61	$2.07
Diluted	$0.11	$0.41	$0.98	$1.51	$1.98
Weighted average shares outstanding:
Basic	19,356	18,884	19,018	19,163	18,873
Diluted	19,412	20,647	21,319	20,415	19,721
Dividends per share	—	—	—	—	—

	As of
	Dec. 29,	Dec. 28,	Jan. 3,	Jan. 1,	Dec. 31,
	2001	2002	2004	2005	2005
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,465.00	$6,686.00	$18,965.00	$15,067.00	$10,579.00
Working capital	$350.00	$1,228.00	$18,330.00	$18,073.00	$15,274.00
Current assets	$14,189.00	$18,907.00	$38,249.00	$40,823.00	$41,830.00
Total assets	$35,354.00	$39,113.00	$65,127.00	$71,664.00	$73,708.00
Long-term debt, less current maturities	$6,000.00	$2,572.00	$—	$—	$—
Stockholders’ equity	$14,527.00	$18,093.00	$44,371.00	$47,843.00	$45,738.00
Other Data:
Active Associates	56,000	66,000	88,000	114,000	133,000
Active Preferred Customers	41,000	45,000	51,000	63,000	70,000
Total Active Customers	97,000	111,000	139,000	177,000	203,000

*                    The Company’s fiscal year ends on the Saturday closest to December 31. The 2001, 2002, 2004, and 2005 fiscal years were 52-week years. Fiscal year 2003 was a 53-week year.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed through a network marketing system. Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials. We also sell products directly to Preferred Customers who purchase products for personal use and are not permitted to resell or distribute the products. As of December 31, 2005, we had approximately 133,000 active Associates and approximately 70,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

As discussed more fully in Note L of the audited consolidated financial statements included in this report, we have two reportable segments: Direct Selling and Contract Manufacturing. The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing premium, science-based nutritional and personal care products through a network marketing system. The Contract Manufacturing segment exists primarily to manufacture and package the Company’s Sensé™ product line of skin and personal care products, but also includes contract manufacturing services provided to a limited number of third-party customers.

We recognize revenue when products are shipped and title passes to our customers. In 2005, sales in the nine markets within our Direct Selling segment contributed to consolidated net sales as follows:

North America
United States	41.5%
Canada	19.0%
Mexico	4.3%
North America Total	64.8%
Pacific Rim
Australia-New Zealand	13.8%
Hong Kong	3.9%
Japan	3.1%
Taiwan	6.2%
South Korea	1.5%
Singapore	4.2%
Pacific Rim Total	32.7%
Segment Total	97.5%

Sales from the Contract Manufacturing segment accounted for the remaining 2.5% of consolidated net sales in 2005.

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

Associate incentive expenses are incurred only by the Direct Selling segment and represent the most significant expense for this segment at 40.3% of net segment sales in 2005. Associate incentives include commissions and leadership bonuses that are paid weekly, based on sales volume points. Certain promotions and contests are also reported as Associate incentives. Products are assigned a sales volume point value that is independent of the product’s price. Associates earn commissions based on sales volume points generated in their downline sales organization. Starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items.

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

Results of Operations

The following table summarizes the consolidated operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2003	2004	2005
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	22.2	24.5	23.8
Gross profit	77.8	75.5	76.2
Operating expenses:
Associate incentives	39.3	38.3	39.3
Selling, general, and administrative	22.2	20.0	18.4
Research and development	0.7	0.7	0.7
Total operating expenses	62.2	59.0	58.4
Earnings from operations	15.6	16.5	17.8
Other income, net	0.1	0.1	0.2
Earnings before income taxes	15.7	16.6	18.0
Income taxes	5.3	5.2	6.1
Net earnings	10.4%	11.4%	11.9%

Fiscal Year 2005 compared to Fiscal Year 2004

Net Sales.   Net sales increased 20.1% to $327.7 million in 2005, an increase of $54.9 million, from $272.8 million in 2004. During 2005, net sales in the Direct Selling segment increased by $57.1 million, while net sales in the Contract Manufacturing segment declined $2.2 million from 2004.

The following table summarizes the growth in net sales by segment and geographic region for the fiscal years ended January 1, 2005 and December 31, 2005:

Net Sales By Segment and Region
(in thousands)

	Year Ended				Change from	Percent
Segment / Region	2004		2005		Prior Year	Change
Direct Selling
North America
United States	$113,579	41.6%	$136,123	41.5%	$22,544	19.8%
Canada	52,552	19.3%	62,193	19.0%	9,641	18.3%
Mexico	8,296	3.0%	14,060	4.3%	5,764	69.5%
North America Total	174,427	63.9%	212,376	64.8%	37,949	21.8%
Pacific Rim
Australia-New Zealand	35,684	13.1%	45,367	13.8%	9,683	27.1%
Hong Kong	11,117	4.0%	12,622	3.9%	1,505	13.5%
Japan	9,218	3.4%	10,323	3.1%	1,105	12.0%
Taiwan	16,009	5.9%	20,225	6.2%	4,216	26.3%
South Korea	5,742	2.1%	4,882	1.5%	(860)	(15.0)%
Singapore	10,316	3.8%	13,811	4.2%	3,495	33.9%
Pacific Rim Total	88,086	32.3%	107,230	32.7%	19,144	21.7%
Segment Total	262,513	96.2%	319,606	97.5%	57,093	21.7%
Contract Manufacturing	10,311	3.8%	8,136	2.5%	(2,175)	(21.1)%
Consolidated	$272,824	100.0%	$327,742	100.0%	$54,918	20.1%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       A 16.7% increase in the active Associate base and an 11.1% increase in the active Preferred Customer base for the year ended 2005;

•       A $5.8 million increase in Mexico due to a full year of operations; and

•       Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign currencies by $7.8 million.

The decrease in net sales of our Contract Manufacturing segment can be attributed to an increased focus on the manufacture of our Sensé™ line and a decreased emphasis on our third-party business.

The Company follows the practice of providing guidance concerning anticipated net sales. Management currently anticipates annual net sales to grow between 15% and 20% for fiscal year 2006. We expect our sales increase will come from our Direct Selling segment.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 1, 2005		December 31, 2005		Prior Year	Change
North America
United States	43,000	37.7%	51,000	38.3%	8,000	18.6%
Canada	22,000	19.3%	23,000	17.3%	1,000	4.5%
Mexico	7,000	6.1%	8,000	6.0%	1,000	14.3%
North America Total	72,000	63.1%	82,000	61.6%	10,000	13.9%
Pacific Rim
Australia-New Zealand	14,000	12.3%	17,000	12.8%	3,000	21.4%
Hong Kong	5,000	4.4%	4,000	3.0%	(1,000)	(20.0)%
Japan	4,000	3.5%	5,000	3.8%	1,000	25.0%
Taiwan	9,000	7.9%	13,000	9.8%	4,000	44.4%
South Korea	2,000	1.8%	2,000	1.5%	—	0.0%
Singapore	8,000	7.0%	10,000	7.5%	2,000	25.0%
Pacific Rim Total	42,000	36.9%	51,000	38.4%	9,000	21.4%
Total	114,000	100.0%	133,000	100.0%	19,000	16.7%

We believe that various factors contributed to the increase in the number of active Associates during 2005, including enthusiasm surrounding the new self-preserving Sensé™ product line, ongoing communication with Associate leaders in the field, and company-sponsored events and promotions to motivate Associates.

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 1, 2005		December 31, 2005		Prior Year	Change
North America
United States	38,000	60.3%	44,000	62.9%	6,000	15.8%
Canada	17,000	27.0%	18,000	25.7%	1,000	5.9%
Mexico	1,000	1.6%	1,000	1.4%	—	0.0%
North America Total	56,000	88.9%	63,000	90.0%	7,000	12.5%
Pacific Rim
Australia-New Zealand	5,000	7.9%	6,000	8.6%	1,000	20.0%
Hong Kong	1,000	1.6%	**	0.0%	(1,000)	(100.0)%
Japan	1,000	1.6%	1,000	1.4%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	7,000	11.1%	7,000	10.0%	—	0.0%
Total	63,000	100.0%	70,000	100.0%	7,000	11.1%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 1, 2005		December 31, 2005		Prior Year	Change
North America
United States	81,000	45.8%	95,000	46.8%	14,000	17.3%
Canada	39,000	22.0%	41,000	20.2%	2,000	5.1%
Mexico	8,000	4.5%	9,000	4.4%	1,000	12.5%
North America Total	128,000	72.3%	145,000	71.4%	17,000	13.3%
Pacific Rim
Australia-New Zealand	19,000	10.8%	23,000	11.3%	4,000	21.1%
Hong Kong	6,000	3.4%	4,000	2.0%	(2,000)	(33.3)%
Japan	5,000	2.8%	6,000	3.0%	1,000	20.0%
Taiwan	9,000	5.1%	13,000	6.4%	4,000	44.4%
South Korea	2,000	1.1%	2,000	1.0%	—	0.0%
Singapore	8,000	4.5%	10,000	4.9%	2,000	25.0%
Pacific Rim Total	49,000	27.7%	58,000	28.6%	9,000	18.4%
Total	177,000	100.0%	203,000	100.0%	26,000	14.7%

Gross Profit.   Consolidated gross profit increased to 76.2% of net sales in 2005 from 75.5% in 2004. This improvement in consolidated gross profit can primarily be attributed to a decrease in the impact that the Contract Manufacturing segment had on the total, and to a lesser extent, modest leverage benefits gained on a rising sales base.

Gross profit in the Direct Selling segment increased modestly in 2005 to 78.3% of net segment sales, compared to 78.0% in 2004. This modest improvement can primarily be attributed to leverage benefits on semi-variable costs realized on a rising sales base.

The Contract Manufacturing segment generated no gross profit from its third-party customers for the year 2005, compared to gross profit of 12.5% in 2004. The decline in gross profit margin from third-party customers can primarily be attributed to production inefficiencies in the segment’s third-party business. The Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé™ product line, not for the third-party business.

We anticipate improvement to the gross profit margins in each of our business segments throughout 2006 due to lower expected costs on certain raw materials and improved production efficiency.

Associate Incentives.   Expenses related to Associate incentives are only incurred by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment. Associate incentives increased to 40.3% of net segment sales in 2005, compared to 39.8% in 2004. The increase in Associate incentives relative to net segment sales can be attributed to a higher payout rate of base commissions generated, as well as an increase in promotions during 2005.

In the third quarter of 2005 we began an initiative to increase rewards to our top-performing Associates through contests, promotions, and other incentives designed to assist them in growing their respective businesses. We anticipate that this initiative will result in Associate incentives increasing to approximately 41% of net sales in our Direct Selling segment in 2006.

Selling, General, and Administrative.   Selling, general, and administrative expenses decreased to 18.4% of net sales in 2005 from 20.0% in 2004. The decrease, as a percentage of net sales, can be attributed to leverage gained on the increase in sales during 2005.

In absolute terms, our selling, general and administrative expenses increased $5.6 million from 2004 to 2005, which was attributable to an increase in spending in many of our markets to support growing sales and an increasing number of Associates.

We believe that for the first time in several years, selling, general, and administrative expenses will increase as a percentage of net sales in 2006 when compared to 2005. A portion of the selling, general, and administrative expenses to support our growing sales and Associate base operate in a step function such that incremental costs are expected to be incurred at a rate faster than the top line is anticipated to grow. Additionally, we will begin expensing equity compensation during 2006 of which the vast majority will be included in selling, general, and administrative expenses.

Income Taxes.   Income taxes totaled 33.7% of earnings before income taxes in 2005, compared with 31.7% in 2004. The increase in the effective tax rate for 2005 can be attributed to the first 20% phase out of the Extraterritorial Income Exclusion, which was only partially offset by a new 3% deduction for Qualified Production Activities. Additionally, in 2004 we received a favorable settlement from a foreign tax audit that was not repeated in 2005.

We expect the effective tax rate for 2006 will be approximately 35.5% due to an additional 20% phase out of the Extraterritorial Income Exclusion benefit to a total 40% phase out, with no increases in the current 3% deduction of Qualified Production Activities Income.

Net Earnings.   Net earnings increased 26.7% to $39.0 million in 2005, an increase of $8.2 million, from $30.8 million in 2004. The increase in net earnings can be primarily attributed to increased net sales and improved operating margins.

Diluted earnings per share improved to $1.98 in 2005, an increase of $0.47, from $1.51 in 2004. We expect earnings per share for fiscal year 2006 to grow between 15% and 20%, excluding the expensing of equity compensation required under SFAS No. 123(R) for the first time in 2006. We anticipate implementation of SFAS No. 123(R) will decrease 2006 earnings per share by approximately $0.14.

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

Net Sales By Segment and Region
(in thousands)

	Year Ended				Change from	Percent
Segment / Region	2003		2004		Prior Year	Change
Direct Selling
North America
United States	$91,033	45.5%	$113,579	41.6%	$22,546	24.8%
Canada	44,187	22.1%	52,552	19.3%	8,365	18.9%
Mexico	—	0.0%	8,296	3.0%	8,296	N/A
North America Total	135,220	67.6%	174,427	63.9%	39,207	29.0%
Pacific Rim
Australia-New Zealand	29,508	14.8%	35,684	13.1%	6,176	20.9%
Hong Kong	8,850	4.4%	11,117	4.0%	2,267	25.6%
Japan	6,537	3.3%	9,218	3.4%	2,681	41.0%
Taiwan	13,619	6.8%	16,009	5.9%	2,390	17.5%
South Korea	3,515	1.8%	5,742	2.1%	2,227	63.4%
Singapore	920	0.5%	10,316	3.8%	9,396	1,021.3%
Pacific Rim Total	62,949	31.6%	88,086	32.3%	25,137	39.9%
Segment Total	198,169	99.2%	262,513	96.2%	64,344	32.5%
Contract Manufacturing	1,844	0.8%	10,311	3.8%	8,467	459.2%
Consolidated	$200,013	100.0%	$272,824	100.0%	$72,811	36.4%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       An 18% increase in the number of active Associates and a 22% increase in the number of active Preferred Customers for the year ended 2004 in markets that were open the full year in both 2004 and 2003;

•       A $2.2 million and $9.4 million increase in South Korea and Singapore, respectively, due to a full year of operations; and

•       Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign markets by $9.1 million.

We commenced operations in Mexico in March 2004, which contributed $8.3 million to net sales for 2004.

Total sales reported in 2003 included one additional week worth of sales totaling approximately $4.0 million (fiscal year 2003 was a 53-week year and fiscal year 2004 was a 52-week year).

The increase in net sales contributed by the Contract Manufacturing segment can be primarily attributed to the following factors:

•       A full year of operations for the segment that commenced in July 2003;

•       A significant increase in sales to the segment’s primary customer during 2004; and

•       New contracts added during 2004.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 3, 2004		January 1, 2005		Prior Year	Change
North America
United States	35,000	39.8%	43,000	37.7%	8,000	22.9%
Canada	19,000	21.6%	22,000	19.3%	3,000	15.8%
Mexico	—	0.0%	7,000	6.1%	7,000	N/A
North America Total	54,000	61.4%	72,000	63.1%	18,000	33.3%
Pacific Rim
Australia-New Zealand	13,000	14.8%	14,000	12.3%	1,000	7.7%
Hong Kong	4,000	4.5%	5,000	4.4%	1,000	25.0%
Japan	3,000	3.4%	4,000	3.5%	1,000	33.3%
Taiwan	8,000	9.1%	9,000	7.9%	1,000	12.5%
South Korea	4,000	4.5%	2,000	1.8%	(2,000)	(50.0)%
Singapore	2,000	2.3%	8,000	7.0%	6,000	300.0%
Pacific Rim Total	34,000	38.6%	42,000	36.9%	8,000	23.5%
Total	88,000	100.0%	114,000	100.0%	26,000	29.5%

We believe that various factors contributed to the increase in the 2004 active Associate base, including new market openings, on-going communication with Associate leaders in the field, improved infrastructure to enhance the Associate service level, and company-sponsored events and promotions to motivate Associates.

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 3, 2004		January 1, 2005		Prior Year	Change
North America
United States	31,000	60.8%	38,000	60.3%	7,000	22.6%
Canada	15,000	29.4%	17,000	27.0%	2,000	13.3%
Mexico	—	0.0%	1,000	1.6%	1,000	N/A
North America Total	46,000	90.2%	56,000	88.9%	10,000	21.7%
Pacific Rim
Australia-New Zealand	4,000	7.8%	5,000	7.9%	1,000	25.0%
Hong Kong	1,000	2.0%	1,000	1.6%	—	0.0%
Japan	**	0.0%	1,000	1.6%	1,000	N/A
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	5,000	9.8%	7,000	11.1%	2,000	40.0%
Total	51,000	100.0%	63,000	100.0%	12,000	23.5%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 3, 2004		January 1, 2005		Prior Year	Change
North America
United States	66,000	47.5%	81,000	45.8%	15,000	22.7%
Canada	34,000	24.5%	39,000	22.0%	5,000	14.7%
Mexico	—	0.0%	8,000	4.5%	8,000	N/A
North America Total	100,000	72.0%	128,000	72.3%	28,000	28.0%
Pacific Rim
Australia-New Zealand	17,000	12.2%	19,000	10.8%	2,000	11.8%
Hong Kong	5,000	3.6%	6,000	3.4%	1,000	20.0%
Japan	3,000	2.1%	5,000	2.8%	2,000	66.7%
Taiwan	8,000	5.8%	9,000	5.1%	1,000	12.5%
South Korea	4,000	2.9%	2,000	1.1%	(2,000)	(50.0)%
Singapore	2,000	1.4%	8,000	4.5%	6,000	300.0%
Pacific Rim Total	39,000	28.0%	49,000	27.7%	10,000	25.6%
Total	139,000	100.0%	177,000	100.0%	38,000	27.3%

Gross Profit.   Consolidated gross profit decreased to 75.5% of net sales in 2004 from 77.8% in 2003. The Direct Selling segment’s gross profit remained relatively constant at 78.0% of net segment sales in 2004, compared to 78.3% in 2003. Gross profit in our Contract Manufacturing segment decreased to 12.5% of net segment sales from 28.8% in 2003.

During 2004, we continued to encounter higher purchase prices for one of our raw materials, Coenzyme Q10 (CoQ10), due to a persistent shortage in supply. Additionally, we increased our provision for inventory valuation to account for obsolescence of our old Sensé™ inventory. These factors that contributed to a lower gross profit margin were partially offset by improved production efficiencies achieved in 2004.

The relatively lower gross profit margin in our Contract Manufacturing segment during 2004 was primarily a result of two factors:

•       Construction upgrades to our manufacturing facility in Draper, Utah during the first quarter of 2004 and

•       Higher than anticipated demand, resulting in additional production and distribution costs, such as expediting freight.

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

While selling, general, and administrative expenses decreased as a percentage of net sales from 2003 to 2004, in absolute terms, these expenses increased $10.3 million or 23.1% in 2004, virtually all of which can be attributed to the Direct Selling segment. The absolute increase in selling, general, and administrative expenses contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       An increase in spending in many of our markets to support a growing Associate base and related sales;

•       Increased spending in our newest markets of South Korea, Singapore, and Mexico, totaling approximately $3.9 million due to a full year of operations; and

•       Higher translated U.S. dollar of foreign currency expenses, totaling $1.1 million, as a result of a weaker U.S. dollar.

Income Taxes.   As a result of a favorable revision to the calculation of the Research and Experimentation Credit and a favorable settlement of a foreign tax audit during 2004, we generated significant tax benefits, yielding an effective tax rate of 31.7%, compared to 33.5% in 2003.

Net Earnings.   Net earnings increased to 11.4% of net sales in 2004 from 10.4% in 2003. The increase in net earnings can primarily be attributed to increased net sales, improved operating margins, and a lower effective income tax rate.

Diluted earnings per share were $1.51 for 2004, an increase of $0.53 from diluted earnings of $0.98 per share in 2003. Favorable tax results mentioned above positively impacted diluted earnings per share for 2004 by $0.03.

Quarterly Financial Information

The following tables set forth unaudited quarterly operating results for each of the last eight fiscal quarters, as well as percentages of net sales for certain data for the periods indicated. This information has been prepared on a basis consistent with the consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the data. Quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the audited consolidated financial statements and notes thereto that are included elsewhere in this report.

	Quarter Ended
	April 3,	July 3,	Oct. 2,	Jan. 1,	April 2,	July 2,	Oct. 1,	Dec. 31,
	2004	2004	2004	2005	2005	2005	2005	2005
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$61,775	$67,246	$68,673	$75,130	$76,578	$82,015	$82,225	$86,924
Cost of sales	15,058	16,195	16,732	18,837	18,010	19,499	19,760	20,747
Gross profit	46,717	51,051	51,941	56,293	58,568	62,516	62,465	66,177
Operating expenses:
Associate incentives	23,612	25,556	26,210	29,055	29,550	31,911	32,545	34,692
Selling, general, and administrative	13,262	13,656	13,141	14,633	14,849	15,168	14,756	15,553
Research and development	578	607	450	396	599	689	551	500
Total operating expenses	37,452	39,819	39,801	44,084	44,998	47,768	47,852	50,745
Earnings from operations	9,265	11,232	12,140	12,209	13,570	14,748	14,613	15,432
Other income (expense), net	149	(1)	(513)	598	165	(67)	172	217
Earnings before income taxes	9,414	11,231	11,627	12,807	13,735	14,681	14,785	15,649
Income taxes	3,201	3,818	3,631	3,652	4,807	5,138	4,743	5,168
Net earnings	$6,213	$7,413	$7,996	$9,155	$8,928	$9,543	$10,042	$10,481
Earnings per share:
Basic	$0.32	$0.39	$0.42	$0.48	$0.47	$0.50	$0.53	$0.56
Diluted	$0.30	$0.36	$0.39	$0.46	$0.45	$0.48	$0.51	$0.54
Weighted average shares outstanding:
Basic	19,377	19,199	19,052	19,025	19,068	18,948	18,867	18,609
Diluted	20,853	20,523	20,296	19,990	19,971	19,821	19,755	19,336

	Quarter Ended
	April 3,	July 3,	Oct. 2,	Jan. 1,	April 2,	July 2,	Oct. 1,	Dec. 31,
	2004	2004	2004	2005	2005	2005	2005	2005
Consolidated Statements of Earnings as a percentage of Net Sales:
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	24.4	24.1	24.4	25.1	23.5	23.8	24.0	23.9
Gross profit	75.6	75.9	75.6	74.9	76.5	76.2	76.0	76.1
Operating Expenses:
Associate Incentives	38.2	38.0	38.2	38.7	38.6	38.9	39.6	39.9
Selling, general and administrative	21.5	20.3	19.1	19.5	19.4	18.5	17.9	17.9
Research and development	0.9	0.9	0.7	0.5	0.8	0.8	0.7	0.6
Total operating expenses	60.6	59.2	58.0	58.7	58.8	58.2	58.2	58.4
Earnings from operations	15.0	16.7	17.7	16.2	17.7	18.0	17.8	17.7
Other income (expense), net	0.2	(0.0)	(0.7)	0.8	0.2	(0.1)	0.2	0.2
Earnings before income taxes	15.2	16.7	17.0	17.0	17.9	17.9	18.0	17.9
Income taxes	5.2	5.7	5.3	4.9	6.3	6.3	5.8	5.9
Net earnings	10.0%	11.0%	11.7%	12.1%	11.6%	11.6%	12.2%	12.0%

We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

•       The recruiting and retention of Associates;

•       The opening of new markets;

•       The timing of company-sponsored Associate events;

•       Fluctuations in currency exchange rates;

•       New product introductions;

•       The timing of holidays, which may reduce the amount of time Associates spend selling products or recruiting new Associates;

•       The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products in some countries;

•       The adverse effect of a failure by us or an Associate, or allegations of a failure, to comply with applicable governmental regulations;

•       The integration and operation of new information technology systems;

•       The inability to introduce new products or the introduction of new products by competitors;

•       Entry into one or more of our markets by competitors;

•       Availability of raw materials;

•       General conditions in the nutritional supplement, personal care, and weight management industries or the network marketing industry; and

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

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations. In 2005, net cash flows from operating activities totaled $48.0 million, compared to $38.2 million in 2004. Cash and cash equivalents decreased to $10.6 million at December 31, 2005, from $15.1 million at January 1, 2005. Additionally, net working capital decreased to $15.3 million at December 31, 2005, compared to $18.1 million at January 1, 2005.

The decrease in cash and cash equivalents and net working capital during 2005 is due to $49.2 million used to purchase shares under the Company’s share repurchase plan. During the fiscal year ended

December 31, 2005, directors, officers, and employees exercised stock options, resulting in cash proceeds and tax benefits to the Company of $3 million and $5.7 million, respectively.

The Company has continued to grow significantly over the last several years and is in need of additional administrative and warehouse space, as well as additional parking space. To address this need, the Company will be expanding its corporate headquarters and anticipates the facility expansion will require an investment of approximately nine million dollars during 2006.

As of December 31, 2005, our credit facilities consisted of a $10 million line of credit, with no amounts outstanding. As of December 31, 2005, the Company was not in compliance with one of the covenants relating to tangible net worth. The Company has since amended the Agreement with its bank, and the tangible net worth covenant has been removed from the credit agreement.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2005:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$16,410	$3,207	$9,643	$3,560	$—
Capital Commitments	9,539	9,539	—	—	—
Other Commitments	3,940	1,949	1,706	285	—
Total Contractual Obligations	$29,889	$14,695	$11,349	$3,845	$—

Obligations for “Operating Leases” in the above table contain the assumption that, in the normal course of business, any operating leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2010.

Included in “Capital Commitments” in the above table is a planned addition to our corporate headquarters building of office space for executive and administrative personnel, warehouse space, and additional parking space for our employees. We expect this construction to be complete by the end of 2006, at an estimated total cost of approximately $9 million.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Our significant accounting policies are described in Note A to the consolidated financial statements. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and continually evaluated based on historical experiences, current facts and circumstances, and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments. We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition.   In accordance with Staff Accounting Bulletin 104 (“SAB 104”) “Revenue Recognition”, revenue is recognized at the point of shipment of the merchandise, at which point the risks and rewards of ownership have passed to the customer. SAB 104 specifies that revenue is realizable when the following four criteria are met: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. For our Direct Selling segment, we require cash or credit card payment prior to shipping and do not extend credit to customers. Under the guidelines of Emerging Issues Task Force No 00-10 (“EITF 00-10”) “Accounting of Shipping and Handling Fees and Costs,” amounts billed to customers for shipping and handling are classified as revenue. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. A reserve for product returns and allowances is provided for and is founded on historical experience. Additionally, we collect an annual renewal fee from our Associates that is deferred when collected and recognized as income on a straight-line basis over a subsequent twelve-month period.

Allowance for Inventory Valuation.   Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. An allowance for inventory valuation is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the allowance, various assumptions are made in regard to excess or slow moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in additional reserves. A history of the allowance for inventory valuation for each of the last three fiscal years is provided in Note C of the audited consolidated financial statements included in this report.

Valuation of Goodwill and Impairment Analysis.   Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however, it is tested at least annually for impairment or more frequently if events or changes in circumstances indicate impairment. We engage an independent third party to conduct the annual impairment test of goodwill. We determine the fair market value of reporting units acquired using widely accepted valuation methods, including both a market approach and an income approach. The market approach involves judgment when considering the appropriateness of comparable entities and use of related multiples to determine fair market value, in terms of operating activities, size, and scope. The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows. Based on the valuation conducted as part of the impairment test, if a significant downward revision were made in estimates and assumptions that resulted in a fair market value for the reporting unit that was less than its carrying value, an impairment loss for goodwill would be necessary to reduce the carrying amount of goodwill related to the entity. There were no changes in the carrying amount of goodwill by acquired subsidiary for the year ended December 31, 2005 as shown in Note F of the audited consolidated financial statements included in this report.

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

Foreign Currency Risks.   Sales outside the United States represented 53.7%, 54.6%, and 56.0% of net sales in 2003, 2004, and 2005, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency is considered the functional currency of each international subsidiary, with all revenue and expenses being translated at weighted average exchange rates for reported periods. In general, our reported sales and earnings are affected positively by a weakening U.S. dollar and negatively by a strengthening of the U.S. dollar in relation to the foreign currencies for the countries in which our products are sold. Changes in currency exchange rates affect the relative prices at which we sell our products. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations of expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers. During the fiscal year ended December 31, 2005, we entered into option contracts to offset our exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, New Taiwan Dollar, and Mexican Peso. For additional disclosure regarding outstanding foreign currency forwards and options, see Note J of the audited consolidated financial statements included in this report. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the years ended 2003, 2004, and 2005:

	Year ended
	2003	2004	2005
Canadian Dollar	1.40	1.30	1.21
Australian Dollar	1.54	1.36	1.31
New Zealand Dollar	1.72	1.51	1.42
Hong Kong Dollar	7.80	7.80	7.78
Japanese Yen	115.93	108.10	109.95
New Taiwan Dollar	34.36	33.34	32.13
Korean Won(1)	1,179.52	1,144.07	1,023.94
Singapore Dollar(2)	1.72	1.69	1.66
Mexican Peso(3)	*	11.35	10.89
Chinese Yuan(4)	*	*	8.08

(1)          The 2003 Korean Won exchange rate represents the average for the first six months of South Korea operations that commenced in July 2003.

(2)          The 2003 Singapore Dollar exchange rate represents the average for the first two months of Singapore operations that commenced in November 2003.

(3)          The 2004 Mexican Peso exchange rate represents the average for the first ten months of Mexican operations that commenced in March 2004.

(4)          The 2005 Chinese Yuan exchange rate represents the average for the first three months of operations of our Chinese manufacturing facility acquired in October 2005.

*                    Market was not in operation during year indicated.

Interest Rate Risks.   As of December 31, 2005, we had no outstanding debt, and, therefore, we currently have no direct exposure to interest rate risk.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears elsewhere in this report under the heading “Report of Independent Certified Public Accountants”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that USANA Health Sciences, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that USANA Health Sciences, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, USANA Health Sciences, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries as of January 1, 2005 and December 31, 2005, and the related consolidated statements of earnings, statements of stockholders’ equity and comprehensive income, and cash flows for each of the three years ended December 31, 2005 and our report dated February 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 15, 2006

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Form:

1. Financial Statements

Quarterly Financial Data (unaudited) (included in Note N of the Notes to the Consolidated Financial Statements)

2. Financial Statement Schedules. [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

3. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.2	Bylaws [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
3.3	Amended and restated Articles of Incorporation of the Company filed June 27, 2000 [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2000]
4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]
10.1	Amended and Restated Long-Term Stock Investment and Incentive Plan [Incorporated by reference to Report on Form 10-Q for the period ended June 27, 1998]*
10.2	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]*
10.3	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]
10.4	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan [Filed herewith]*
10.5	Form of employee incentive stock option agreement under the 2002 Stock Option Plan [Filed herewith]*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. [Posted on the Company’s internet web site at www.usanahealthsciences.com]
21	Subsidiaries of the Registrant, as of February 24, 2006 [Filed herewith]
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 [Filed herewith]
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 [Filed herewith]
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 [Filed herewith]
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 [Filed herewith]

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

Date: March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MYRON W. WENTZ	Chairman and Chief Executive Officer	March 6, 2006
Myron W. Wentz, PhD	(Principal Executive Officer)
/s/ DAVID A. WENTZ	President	March 6, 2006
David A. Wentz
/s/ RONALD S. POELMAN	Director	March 6, 2006
Ronald S. Poelman
/s/ ROBERT ANCIAUX	Director	March 6, 2006
Robert Anciaux
/s/ JERRY G. MCCLAIN	Director	March 6, 2006
Jerry G. McClain
/s/ GILBERT A. FULLER	Executive Vice President and Chief Financial Officer (Principal Financial	March 6, 2006
Gilbert A. Fuller	Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the Company) as of January 1, 2005 and December 31, 2005 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of January 1, 2005 and December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of USANA Health Sciences, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 15, 2006.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 1, 2005	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$15,067	$10,579
Inventories, net	17,722	22,223
Prepaid expenses and other current assets	5,808	6,024
Deferred income taxes	2,226	3,004
Total current assets	40,823	41,830
Property and equipment, net	23,194	23,302
Goodwill	5,690	5,690
Other assets	1,957	2,886
	$71,664	$73,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,106	$4,955
Other current liabilities	17,644	21,601
Total current liabilities	22,750	26,556
Long-term liabilities	1,071	1,414
Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,953 as of January 1, 2005 and 18,343 as of December 31, 2005	19	18
Additional paid-in capital	11,853	9,161
Retained earnings	34,496	35,720
Accumulated other comprehensive income	1,475	839
Total stockholders’ equity	47,843	45,738
	$71,664	$73,708

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	2003	2004	2005
Net sales	$200,013	$272,824	$327,742
Cost of sales	44,422	66,822	78,016
Gross profit	155,591	206,002	249,726
Operating expenses:
Associate incentives	78,675	104,433	128,698
Selling, general, and administrative	44,413	54,692	60,326
Research and development	1,384	2,031	2,339
Total operating expenses	124,472	161,156	191,363
Earnings from operations	31,119	44,846	58,363
Other income (expense):
Interest income	124	572	561
Interest expense	(49)	—	(12)
Other, net	117	(339)	(62)
Other income	192	233	487
Earnings before income taxes	31,311	45,079	58,850
Income taxes	10,494	14,302	19,856
Net earnings	$20,817	$30,777	$38,994
Earnings per common share
Basic	$1.09	$1.61	$2.07
Diluted	$0.98	$1.51	$1.98
Weighted average common shares outstanding
Basic	19,018	19,163	18,873
Diluted	21,319	20,415	19,721

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended January 3, 2004; January 1, 2005; and December 31, 2005
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2002	18,273	$18	$3,666	$14,520	$(111)	$18,093
Comprehensive income
Net earnings for the year	—	—	—	20,817	—	20,817
Foreign currency translation adjustment, net	—	—	—	—	1,341	1,341
Comprehensive income						22,158
Common stock retired	(472)	—	(1,835)	(6,402)	—	(8,237)
Common stock issued under stock option plan, including tax benefit of $8,853	1,669	1	12,356	—	—	12,357
Balance at January 3, 2004	19,470	19	14,187	28,935	1,230	44,371
Comprehensive income
Net earnings for the year	—	—	—	30,777	—	30,777
Foreign currency translation adjustment, net	—	—	—	—	245	245
Comprehensive income						31,022
Common stock retired	(1,204)	(1)	(9,724)	(25,216)	—	(34,941)
Common stock issued under stock option plan, including tax benefit of $5,973	687	1	7,390	—	—	7,391
Balance at January 1, 2005	18,953	19	11,853	34,496	1,475	47,843
Comprehensive income
Net earnings for the year	—	—	—	38,994	—	38,994
Foreign currency translation adjustment, net	—	—	—	—	(636)	(636)
Comprehensive income						38,358
Common stock retired	(1,160)	(1)	(11,428)	(37,770)	—	(49,199)
Common stock issued under stock option plan, including tax benefit of $5,775	550	—	8,736	—	—	8,736
Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	2003	2004	2005
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$20,817	$30,777	$38,994
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,877	4,840	5,904
(Gain) loss on sale of property and equipment	(28)	—	10
Allowance for inventory valuation	1,207	1,732	1,830
Deferred income taxes	(179)	(29)	(631)
Changes in operating assets and liabilities:
Inventories	(4,456)	(4,832)	(6,420)
Prepaid expenses and other assets	(1,731)	(2,457)	(1,625)
Accounts payable	1,707	(208)	(107)
Other current liabilities	14,264	8,360	10,063
Total adjustments	14,661	7,406	9,024
Net cash provided by operating activities	35,478	38,183	48,018
Cash flows from investing activities
Acquisitions, net of cash acquired	(5,341)	(2,140)	(1,406)
Purchases of property and equipment	(4,564)	(6,952)	(4,311)
Proceeds from sale of property and equipment	48	29	19
Net cash used in investing activities	(9,857)	(9,063)	(5,698)

(Continued)

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended
	2003	2004	2005
Cash flows from financing activities
Proceeds from stock options exercised	$3,504	$1,418	$2,961
Retirement of common stock	(8,237)	(34,941)	(49,199)
Principal payments of long-term debt	(6,000)	—	—
Decrease in line of credit	(2,913)	—	—
Payments on capital lease obligations	(91)	—	—
Net cash used in financing activities	(13,737)	(33,523)	(46,238)
Effect of exchange rate changes on cash and cash equivalents	395	505	(570)
Net increase (decrease) in cash and cash equivalents	12,279	(3,898)	(4,488)
Cash and cash equivalents, beginning of year	6,686	18,965	15,067
Cash and cash equivalents, end of year	$18,965	$15,067	$10,579
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$69	$—	$11
Income taxes	2,023	8,984	15,156

Non-cash activities

During 2003, the Company acquired a contract manufacturing facility for $5,016 in cash. In conjunction with the acquisition, certain liabilities were assumed, including $200 in income tax liabilities of the selling shareholders and $125 for professional fees directly associated with the acquisition.

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

2.   Principles of consolidation

The consolidated financial statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in each of its two business segments. Direct Selling is the Company’s primary business segment and includes subsidiaries in North America, which includes the United States, Canada, Mexico, and direct sales to the United Kingdom and the Netherlands, and in the Pacific Rim, which includes Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore. The Company has a relatively small amount of revenue coming through its Contract Manufacturing segment. Principle operations for the Contract Manufacturing segment are conducted in a facility located in Draper, Utah. The recently acquired facility located in Tianjin, China is also part of the Contract Manufacturing segment. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   Business activity

In its Direct Selling segment, the Company develops and manufactures nutritional and personal care products that are distributed through a network marketing system throughout the United States, Canada, Mexico, the United Kingdom, the Netherlands, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore. The Contract Manufacturing segment conducts operations at the Company’s Draper, Utah facility and at the recently acquired facility located in Tianjin, China.

4.   Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2004 and 2005 were 52-week years. Fiscal year 2003 was a 53-week year and covered the period December 29, 2002 to January 3, 2004 (hereinafter 2003). Fiscal year 2004 covered the period January 4, 2004 to January 1, 2005 (hereinafter 2004). Fiscal year 2005 covered the period January 2, 2005 to December 31, 2005 (hereinafter 2005).

5.   Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

6.   Internal software development costs

Software development costs for internally used software are capitalized beginning when adequate funds are committed and technological feasibility for the project is established up to the time the product is ready for use. Amortization of capitalized costs begins when the software is ready for its intended use and

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

after substantially all tests to determine whether the software is operational have been completed. Internally developed software is amortized over the lesser of expected useful life or three to five years.

7.   Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

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

9.   Revenue recognition and deferred revenue

The Company receives payment, primarily via credit card in the Direct Selling segment, for the sale of products at the time customers place orders. Sales are recorded when the product is shipped and title passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. A reserve for product returns and allowances is provided for and is founded on historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and recognized as income on a straight-line basis over a subsequent twelve-month period.

10.   Goodwill

Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in connection with the goodwill resulting from the acquisitions of Wasatch Products Development, Inc., effective July 2003, and FMG Productions, LLC, effective February 2004. In accordance with SFAS No. 142, goodwill is not amortized; however, it is tested at least annually for impairment.

11.   Income taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

12.   Product return policy

All returned product within the first 30 days of purchase will be refunded at 100 percent of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100 percent of the sales price, less a 10 percent restocking fee. Returned product that was damaged during shipment to the customer is 100 percent refundable. Return of product by an Associate, other than that which was damaged at the time of receipt, may constitute cancellation of the distributorship according to the terms of the Associate Agreement. Returns as a percentage of net sales were 2.4% in 2003, 2.1% in 2004, and 1.5% in 2005.

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

16.   Fair value of financial instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable, payables, and line of credit approximate fair values due to the short-term maturity of the instruments.

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

18.   Common stock

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid in capital. No charges have been reflected in the consolidated statements of earnings as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid in capital. The Company has a stock repurchase

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

plan in place that has been authorized by the Board of Directors. As of December 31, 2005, $40,800 was available to repurchase shares under this plan.

19.   Segment information

The Company’s operations involve two reportable business segments; Direct Selling and Contract Manufacturing. The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. Operations within this segment are further distinguished by geography, which historically included seven regions. To simplify the presentation of selected financial information, these regions have been aggregated into two geographic regions. Operating activities for the Contract Manufacturing segment primarily include the manufacture of the Company’s Sensé™ line of skin and personal care products, but also include contract manufacturing services provided to a limited number of external customers. No Associate within the Direct Selling segment accounted for more than 10% of net segment sales for the years ended 2003, 2004, or 2005. In the Contract Manufacturing segment, we had two customers that each accounted for more than 10% of net segment sales in 2005.

20.   Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates for the Company include obsolescence, sales returns, and goodwill. Actual results could differ from those estimates.

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

22.   Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” for the years ended 2003, 2004, and 2005. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continued through December 31, 2005 to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

	Year ended
	2003	2004	2005
Net earnings
As reported	$20,817	$30,777	$38,994
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(544)	$(1,637)	$(7,614)
Net earnings
Pro forma	$20,273	$29,140	$31,380
Earnings per share—basic
As reported	$1.09	$1.61	$2.07
Pro forma	$1.07	$1.52	$1.66
Earnings per share—diluted
As reported	$0.98	$1.51	$1.98
Pro forma	$0.95	$1.43	$1.59

Weighted average assumptions used to determine the Black-Scholes fair value for options granted during the years ended as indicated:

	Year ended
	2003	2004	2005
Expected volatility	77%	75%	70%
Risk free interest rate	3.67%	3.93%	4.41%
Expected life	10 yrs.	9.1 yrs.	8.6 yrs.
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted *	$12.52	$29.3	$39.94

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

23.   Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt the provisions of SFAS No. 151 for its fiscal year beginning January 1, 2006. Management believes the provisions of this Standard currently have no material effect on our financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, effective for tax years beginning in 2005 that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. A deduction resulting from the application of FSP 109-1 was used to lower the Company’s effective tax rate for 2005. See Note I for additional information. In December 2004, the FASB issued FSP No. 109-2,”Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP No. 109-2 provides accounting and disclosure guidance related to the Jobs Act provision, which addresses the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. The Company has evaluated the impact of the repatriation provisions of the Jobs Act provision and expects these provisions will not have any impact on the Company’s financial statements as the Company utilizes the “Check the Box” election for its foreign subsidiaries.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which will require the Company to measure and record in its consolidated financial statements, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) eliminates the use of APB Opinion No. 25. On April 14, 2005, the S.E.C. adopted a new rule, SAB No. 107, amending the effective date for SFAS No. 123(R). Under the effective date provisions included in SFAS No. 123(R), the Company would have been required to implement SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SAB No. 107 allows the Company to implement SFAS No. 123(R) at the beginning of the next fiscal year that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123(R) are affected by SAB No. 107.

The Company will adopt SFAS No. 123(R) in 2006 using the modified prospective method. The precise impact of the adoption of SFAS No. 123(R) will have on the Company cannot be predicted at this

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

time because it will depend on various factors, including the number of awards granted and their related fair value at the date of grant. The fair value of stock options used to compute the pro forma disclosures is estimated using the Black-Scholes model. This model requires the input of subjective assumptions, including the expected volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the above SFAS No. 148 pro forma table.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

NOTE B—ACQUISITIONS

2005 Acquisitions

In October 2005, the Company acquired a manufacturing facility in Tianjin, China for $1,406 in cash. The purchase was made through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by the seller. The seller will continue to operate this facility now owned by USANA.

The assets acquired were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized below:

At October 2,
2005
Assets acquired
Inventories	$45
Property and equipment	1,165
Intangible asset	196
Total assets acquired	1,406
Net assets acquired	$1,406

In accordance with SFAS No. 141, we have recognized a contract-based intangible asset in relation to employment contracts with the previous owners of the facility. The intangible asset will be amortized over the life of the contracts, which is 36 months from the date of acquisition.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE B—ACQUISITIONS (Continued)

2004 Acquisitions

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including the Company. The aggregate investment was $2,140, including $2,060 in cash and $80 for professional fees that were directly associated with the acquisition. The purchase was made through a newly formed wholly owned subsidiary of the Company, which will operate the business formerly conducted by FMG. The former employees of FMG, including its founders and primary creative directors will continue to operate the business now owned by USANA. The Company expects to realize benefits from this acquisition primarily through the motivation and training of its independent Associates.

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

2003 Acquisitions

Effective July 1, 2003, the Company acquired Wasatch Products Development, Inc., a contract manufacturing facility specializing in the manufacture of skin and personal care products, to obtain benefits in the form of reduced cost of sales and enhanced quality control for its Sensé™ product line. The aggregate investment was $5,341, including $5,016 in cash, $125 for professional fees that were directly associated with the acquisition, and $200 in income tax liabilities of the selling shareholders prior to the sale.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE B—ACQUISITIONS (Continued)

This acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” and, as such, the results of operations for WPD have been included in the consolidated financial statements since the effective date of the acquisition. This acquisition contributed $1,844, $10,311, and $8,072 in sales for fiscal years 2003, 2004, and 2005, respectively. Additional segment financial information can be found in Note L beginning on page F-20 to the Consolidated Financial Statements. The Company obtained an independent appraisal of the fair values of identified intangible assets and, based on the results of the analysis, concluded that the fair value is effectively nil. The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition as determined by the Company’s management and are summarized below:

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

NOTE C—INVENTORIES

Inventories consist of the following:

	January 1,	December 31,
	2005	2005
Raw materials	$8,846	$11,878
Work in progress	3,123	3,533
Finished goods	7,897	9,482
	19,866	24,893
Less allowance for inventory valuation	2,144	2,670
	$17,722	$22,223

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE C—INVENTORIES (Continued)

The history of the allowance for inventory valuation is as follows:

	Year ended
	2003	2004	2005
Balance at beginning of year	$1,723	$1,489	$2,144
Provisions	1,207	1,732	1,830
Write-offs	(1,441)	(1,077)	(1,304)
Balance at end of year	$1,489	$2,144	$2,670

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1, 2005	December 31, 2005
Prepaid expenses	$1,599	$2,038
Miscellaneous receivables, net	3,734	3,537
Other current assets	475	449
	$5,808	$6,024

NOTE E—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 1, 2005	December 31, 2005
Building	40	$9,400	$10,377
Laboratory and production equipment	5-7	8,706	9,706
Sound and video library	5	600	600
Computer equipment and software	3-5	22,580	23,083
Furniture and fixtures	3-5	2,530	2,654
Automobiles	3-5	206	248
Leasehold improvements	3-5	2,568	2,709
Land improvements	15	931	931
		47,521	50,308
Less accumulated depreciation and amortization		26,459	29,605
		21,062	20,703
Land		1,899	2,064
Deposits and projects in process		233	535
		$23,194	$23,302

NOTE F—GOODWILL

Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired. As of December 31, 2005, goodwill totaled $5,690, comprising $4,267 that

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE F—GOODWILL (Continued)

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

There were no changes in the carrying amount of goodwill by acquired subsidiary for the year ended December 31, 2005:

	WPD	FMG	Consolidated Total
Balance at January 1, 2005	$4,267	$1,423	$5,690
Goodwill acquired	—	—	—
Impairment adjustments	—	—	—
Balance at December 31, 2005	$4,267	$1,423	$5,690

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

In June 2004, the Company entered into a new Agreement with a financial institution to provide a $10,000 two-year revolving line of credit. This Agreement replaced the Credit Agreement of 1999 and all of the subsequent amendments associated with the 1999 agreement. The term of the Agreement extends

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE G—LONG TERM DEBT AND LINE OF CREDIT (Continued)

through May 30, 2006. The Company is currently in the process of securing an Agreement to replace this Agreement.

At December 28, 2002, the Company had $6,000 outstanding on the term loan. During the first quarter of 2003, all outstanding amounts on the term loan were paid in full. At December 31, 2005, there were no outstanding term loan amounts.

At December 31, 2005, there were no outstanding balances associated with the line of credit. The Company, therefore, had the entire $10,000 available under the line of credit, which expires May 30, 2006. The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The Company may choose to borrow at the bank’s publicly announced Prime Rate, plus a margin per annum as specified in the Credit Agreement, or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to three months at LIBOR, plus a margin specified in the Credit Agreement.

The collateral for this revolving line of credit is the pledge of the capital stock of certain subsidiaries of the Company. The credit agreement contains restrictive covenants requiring the Company to maintain certain financial ratios. As of December 31, 2005, the Company was not in compliance with one of the covenants relating to tangible net worth. The Company has since amended the Agreement with its bank and the tangible net worth covenant has been removed.

NOTE H—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1, 2005	December 31, 2005
Associate incentives	$2,379	$3,528
Accrued employee compensation	4,696	6,257
Income taxes	1,901	2,429
Sales taxes	1,986	2,354
Associate promotions	429	616
Deferred revenue	1,825	1,903
Provision for returns and allowances	1,284	943
Accrued loss on foreign currency forwards	425	—
All other	2,719	3,571
	$17,644	$21,601

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE I—INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended
	2003	2004	2005
Current
Federal and State	$9,334	$14,202	$19,232
Foreign	1,382	171	1,209
	10,716	14,373	20,441
Deferred
Federal and State	(134)	(18)	81
Foreign	(88)	(53)	(666)
	$10,494	$14,302	$19,856

The income tax provision, reconciled to the tax computed at the federal statutory rate of 35 percent for 2003, 2004, and 2005 is as follows:

	Year ended
	2003	2004	2005
Federal income taxes at statutory rate	$10,959	$15,777	$20,598
Reduction of effective rate to 34% for tax return	(313)	—	—
State income taxes, net of federal tax benefit	998	1,275	1,576
Difference between U.S. statutory rate and foreign rate	3	(19)	29
Foreign taxes net of foreign tax credit	(22)	149	86
Extraterritorial income exclusion	(1,224)	(1,731)	(1,875)
Manufacturing deduction	—	—	(343)
R&D tax credit	(25)	(321)	(418)
Prior period—foreign country tax settlement	—	(481)	—
All other, net	118	(347)	203
	$10,494	$14,302	$19,856

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE I—INCOME TAXES (Continued)

Deferred tax assets and liabilities consist of the following:

	January 1, 2005	December 31, 2005
Current deferred tax assets (liabilities)
Inventory capitalization	$281	$429
Intercompany sales	195	128
Deferred revenue	256	325
Vacation accrual	217	254
Inventory reserve	813	1,001
Allowance for bad debts	156	95
Sales returns and allowances	484	344
Foreign net operating loss carryforward	—	93
All other, net	(176)	335
	$2,226	$3,004
Long-term deferred tax assets (liabilities)
Accumulated depreciation/amortization	$(1,073)	$(790)
Accumulated other comprehensive income	—	(481)
All other, net	2	7
	$(1,071)	$(1,264)

The opportunity for utilization of the foreign net operating loss carryforward in the above table will expire in ten years. Management believes it likely that the Company will generate sufficient taxable income in this carryforward period to realize the benefit of this deferred tax asset.

During 2005, the Company recorded a deferred tax liability of $481, as noted in the above table, in connection with the recording of currency translation.

NOTE J—COMMITMENTS AND CONTINGENCIES

1.   Operating leases

With the exception of the Company’s headquarters, our facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease and expires prior to or during year 2011. The Company utilizes equipment under non-cancelable operating leases, expiring through 2011. The minimum rental commitments under operating leases at December 31, 2005 are as follows:

Year ending
2006	3,207
2007	3,202
2008	3,226
2009	3,215
2010	3,208
Thereafter	352
$16,410

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

The above amounts contain the assumption that, in the normal course of business, any operating leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2010.

These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. The total rent expense for the years ended 2003, 2004, and 2005 was approximately $2,787, $3,240, and $3,230, respectively.

2.   Contingencies

The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

3.   Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees’ compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions vest at 25 percent per year beginning with the first year. Contributions made by the Company to the plan in the United States for the years ended 2003, 2004, and 2005 were $256, $289, and $363, respectively. The 401(k) match balances for 2003, 2004, and 2005 were decreased by $18, $30, and $36, respectively, due to the application of prior year forfeitures of the unvested match balances of terminated employees. The Company also made matching contributions to similar employee benefit plans in markets outside the United States.

4.   Foreign currency contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency denominated cash flows, the Company was a party to various currency option contracts at December 31, 2005. These contracts help the Company manage currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments.

The fair value of the Company’s foreign currency option contracts has been estimated based on year-end quoted market prices, and the resulting asset and expense has been recognized in the Company’s consolidated financial statements. The notional contract amount, fair value, and unrealized loss on outstanding foreign currency contracts as of December 31, 2005 are as follows:

	Contract Amount	Fair Value	Gain/ (Loss)
Foreign currency contracts	$37	$10	$(27)

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

5.   Commitments

During 2005, the Company entered into commitments in the form of deposits on projects in process for property, plant, and equipment. As of December 31, 2005, the collective outstanding balance on all such commitments totaled $9,500, which includes $9,000 for the addition to our corporate building of office space for executive and administrative personnel, as well as additional parking space for employees. All of these commitments are scheduled for completion during 2006.

NOTE K—STOCK OPTIONS

In 1995, the Company adopted the 1995 Long-Term Stock Investment and Incentive Plan and the 1995 Directors’ Stock Option Plan. The Company subsequently combined these plans under one plan, the Amended and Restated Long-Term Investment and Incentive Plan (1998 Plan). Under the 1998 Plan, 8,000 shares have been reserved for grant. During the life of the Plan and as of December 31, 2005, Company directors, officers, and key employees have been granted options under the 1998 Plan to acquire 2,845 shares of common stock that vest periodically through June 2006. These options have been granted at prices ranging from $0.76 to $4.38 per share, which were the market prices of the Company’s shares on the dates granted. No options were granted at prices that were either lower or higher than the market price of the Company’s shares on the dates granted. As of December 31, 2005, 22 shares were available to exercise.

In 2002, the Company adopted the 2002 USANA Health Sciences, Inc. Stock Plan (2002 Plan). Under the 2002 Plan, 7,000 shares have been reserved for grant. Company directors, officers, and key employees have been granted options under the 2002 Plan to acquire 4,097 shares of common stock that vest periodically through December 2010. These options have been granted at prices ranging from $0.74 to $47.23 per share, which were the market prices of the Company’s shares on the dates granted. No options were granted at prices that were either lower or higher than the market price of the Company’s shares on the dates granted. The Compensation Committee of the Board of Directors establishes the prices at which options are granted by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant. As of December 31, 2005, grants for 618 shares were exercisable under the 2002 Plan. With the adoption of the 2002 Plan, the Board determined that no new awards would be granted under the prior plans. As of December 31, 2005, 2,583 shares were available for grant under the 2002 Plan.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—STOCK OPTIONS (Continued)

Changes in the Company’s stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price
Outstanding at December 28, 2002	3,992	0.74 - 5.06	1.68
Granted	220	7.90 - 19.42	12.52
Exercised	(1,669)	0.74 - 4.38	2.10
Canceled or expired	(78)	0.83 - 3.20	2.30
Outstanding at January 3, 2004	2,465	0.74 - 19.42	2.34
Granted	495	27.69 - 32.36	29.30
Exercised	(688)	0.74 - 15.45	2.06
Canceled or expired	(340)	0.83 - 9.44	2.33
Outstanding at January 1, 2005	1,932	0.74 - 32.36	9.35
Granted	396	39.18 - 47.23	39.94
Exercised	(551)	0.74 - 30.36	5.38
Canceled or expired	(4)	1.61	1.61
Outstanding at December 31, 2005	1,773	0.74 - 47.23	17.43
Exercisable at January 3, 2004	382	$0.74 - 5.06	$1.84
Exercisable at January 1, 2005	303	$0.74 - 19.42	$1.49
Exercisable at December 31, 2005	640	$0.74 - 47.23	$20.28

Additional information about stock options outstanding and exercisable at December 31, 2005 is summarized as follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$ 0.74 - $ 3.92	819	6.1 years	$0.94	309	$0.90
7.90 - 32.36	558	7.2 years	$25.65	35	$27.98
39.18 - 47.23	396	8.5 years	$39.94	296	$39.62
$ 0.74 - $47.23	1,773	7.0 years	$17.43	640	$20.28

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION

The Company’s operations are distinguished by regions served and method of distribution employed. Two reportable business segments are recognized by the Company: Direct Selling and Contract Manufacturing. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on net sales and the amount of operating income or loss. Segment profitability is based on profit or loss from operations before income taxes. All intercompany transactions, intercompany profit, currency gains and losses, interest income and expense, and income taxes are excluded in the Company’s determination of segment profit or loss.

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

Historically, information for the Direct Selling segment was reported for seven operating geographic regions. To simplify the presentation of segment information, the previous geographic regions have been aggregated into two geographic regions: North America and Pacific Rim. North America includes the United States, Canada, and Mexico. Pacific Rim includes Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

The reported segment profitability within the Direct Selling segment is representative of what is controllable within that region by local management and is not necessarily indicative of actual profit or loss generated by a fully burdened region. However, the presentation of the data is consistent with how management evaluates each region and respective markets within that region.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment primarily exist for the production of the Company’s Sensé™ line of skin and personal care. In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of external customers. This segment includes operations located in Draper, Utah and at the facility in Tianjin, China, which was acquired in October of 2005. Manufacturing and packaging activities for the Company’s Sensé products began at the Draper, Utah facility during the fourth quarter of 2003.

We had one external customer that accounted for more than ten percent of segment third-party sales for the third and fourth quarters of 2003. In 2004 and 2005 we had one and two external customers, respectively, that each accounted for more than ten percent of segment third-party sales.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

Financial information summarized by operating segment and geographic region for the years ended 2003, 2004, and 2005 is listed below:

	Net Sales from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Year ended 2003:
Direct Selling
North America	$135,220	$37,350	$19,562	$18,035	$41,226
Pacific Rim	62,949	3,598	11,461	3,295	13,978
Segment Total	198,169	40,948	31,023	21,330	55,204
Contract Manufacturing(2)	1,844	54	113	5,565	8,233
Reportable Segments Total	200,013	41,002	31,136	26,895	63,437
Unallocated and Other(1)	—	(41,002)	175	(17)	1,690
Consolidated Total	$200,013	$—	$31,311	$26,878	$65,127
Year ended 2004:
Direct Selling
North America(3)	$174,427	$47,096	$19,593	$21,889	$45,591
Pacific Rim	88,086	3,719	17,687	2,829	13,452
Segment Total	262,513	50,815	37,280	24,718	59,043
Contract Manufacturing(2)	10,311	2,353	756	6,193	11,741
Reportable Segments Total	272,824	53,168	38,036	30,911	70,784
Unallocated and Other(1)	—	(53,168)	7,043	(70)	880
Consolidated Total	$272,824	$—	$45,079	$30,841	$71,664
Year ended 2005:
Direct Selling
North America(3)	$212,376	$65,875	$33,264	$21,142	$44,156
Pacific Rim	107,230	5,438	25,698	2,679	12,305
Segment Total	319,606	71,313	58,962	23,821	56,461
Contract Manufacturing(2)	8,136	5,794	470	7,746	14,188
Reportable Segments Total	327,742	77,107	59,432	31,567	70,649
Unallocated and Other(1)	—	(77,107)	(582)	311	3,059
Consolidated Total	$327,742	$—	$58,850	$31,878	$73,708

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE M—RELATED PARTY TRANSACTIONS

The Company’s Founder and Chairman of the Board, Dr. Myron W. Wentz, is the sole beneficial owner of the single largest shareholder of the Company, Gull Holdings, Ltd. Gull Holdings, Ltd. owned 45.01% of the Company’s issued and outstanding shares as of December 31, 2005. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of the Company.

The most significant of these is the ownership and operation of Sanoviv. Dr. Wentz describes Sanoviv as a unique, fully integrated health and wellness center. Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David, President of the Company. Dr. Wentz is the sole administrator of Sanoviv. Prior to July 2002, the Company periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv. The Company has also provided certain services for Sanoviv. These advanced expenses and the value of the services rendered by the Company totaled approximately $111 in 2003, $9 in 2004, and $31 in the year ended December 31, 2005. Each year, these expenses were billed to and reimbursed by Dr. Wentz. Since July 2002, as a result of the passage of the Sarbanes-Oxley Act of 2002, Dr. Wentz has arranged to have a deposit on account to avoid having a loan with the Company. As of December 31, 2005, there were no outstanding amounts due to the Company from Sanoviv or Dr. Wentz. The Company has no commitment or obligation to continue to provide additional funding or support to Sanoviv.

Denis E. Waitley, Ph.D., a director of the Company, has served as a consultant to and spokesperson for USANA since September 1996. During 2003, 2004, and 2005 the Company paid Dr. Waitley consulting fees and royalties totaling $153, $150, and $158 respectively. The consulting contract between the Company and Dr. Waitley pays him $150 per year and expires in September 2008.

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

Until December 27, 2003, Dr. Cooper owned and controlled iCentris, an entity engaged in the business of designing and servicing specialized computer programs and software for network marketing. In the fourth quarter of 2001, the Company implemented an iCentris-designed and installed order-entry system, known as Odyssey. Additional enhancements and improvements were added to Odyssey by iCentris during fiscal years 2002 and 2003.

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

iCentris also provided support for the Odyssey system as installed, including enhancements and additional modules that have been added since the original installation in 2001. In addition, iCentris

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE M—RELATED PARTY TRANSACTIONS (Continued)

provided on-line business services, including web hosting and Internet-based downline management services for USANA Associates who contract for such services through the Company. Under the latter contracts, the Company paid to iCentris a percentage of the revenue generated from the sale of the business services to Associates. The Company paid iCentris for system development, support, and maintenance, totaling $1,079 for 2003. As Dr. Cooper divested his interest in iCentris in December 2003, the Company no longer considers iCentris to be a related party in 2004 and 2005 as defined by SFAS No. 57, “Related Party Disclosures.”

The Company believes that the amounts paid to iCentris were fair and did not exceed what it would have been required to pay to an unrelated party for the same services or products pursuant to bids obtained prior to awarding the contract to iCentris.

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited)

Summarized quarterly financial information for fiscal years 2004 and 2005 is as follows:

2004	First	Second	Third	Fourth
Net sales	$61,775	$67,246	$68,673	$75,130
Gross profit	$46,717	$51,051	$51,941	$56,293
Net earnings	$6,213	$7,413	$7,996	$9,155
Earnings per share:(1)
Basic	$0.32	$0.39	$0.42	$0.48
Diluted	$0.30	$0.36	$0.39	$0.46

2005	First	Second	Third	Fourth
Net sales	$76,578	$82,015	$82,225	$86,924
Gross profit	$58,568	$62,516	$62,465	$66,177
Net earnings	$8,928	$9,543	$10,042	$10,481
Earnings per share:(1)
Basic	$0.47	$0.50	$0.53	$0.56
Diluted	$0.45	$0.48	$0.51	$0.54

(1)          Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

NOTE O—EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period. Weighted average shares redeemed during fiscal years 2003, 2004, and 2005 have been included in the calculation of weighted average shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under EPS) and potentially dilutive shares.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE O—EARNINGS PER SHARE (Continued)

Shares included in diluted earnings per share calculations include stock options that are in the money but have not yet been exercised.

	Year ended
	2003	2004	2005
Earnings available to common shareholders	$20,817	$30,777	$38,994
Basic EPS
Shares
Common shares outstanding entire period	18,273	19,470	18,953
Weighted average common shares:
Issued during period	960	265	270
Canceled during period	(215)	(572)	(350)
Weighted average common shares outstanding during period	19,018	19,163	18,873
Earnings per common share—basic	$1.09	$1.61	$2.07
Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	19,018	19,163	18,873
Dilutive effect of in-the-money stock options	2,301	1,252	848
Weighted average common shares outstanding during period—diluted	21,319	20,415	19,721
Earnings per common share—diluted	$0.98	$1.51	$1.98

Options to purchase 195 and 17 shares of stock were not included in the computation of EPS for the years ended 2004 and 2005, respectively, due to their exercise price being greater than the average market price of the shares.