Form 10-Q
period 2006-04-01
USANA HEALTH SCIENCES INC
filed 2006-05-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 18,337,698.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	April 1,
	2005	2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,579	$25,505
Inventories, net	22,223	21,295
Prepaid expenses and other current assets	6,024	6,432
Deferred income taxes	3,004	3,166

Total current assets	41,830	56,398

Property and equipment, net	23,302	23,489

Goodwill	5,690	5,690

Other assets	2,886	2,771

	$73,708	$88,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,955	$5,652
Other current liabilities	21,601	24,624

Total current liabilities	26,556	30,276

Long-term liabilities	1,414	832

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,343 as of December 31, 2005 and 18,511 as of April 1, 2006	18	19
Additional paid-in capital	9,161	11,228
Retained earnings	35,720	45,280
Accumulated other comprehensive income	839	713

Total stockholders’ equity	45,738	57,240

	$73,708	$88,348

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 2,	April 1,
	2005	2006

Net sales	$76,578	$89,651

Cost of sales	18,010	21,338

Gross profit	58,568	68,313

Operating expenses:
Associate incentives	29,550	35,428
Selling, general and administrative	14,849	17,626
Research and development	599	732

Total operating expenses	44,998	53,786

Earnings from operations	13,570	14,527

Other income:
Interest income	104	142
Other, net	61	153

Other income, net	165	295

Earnings before income taxes	13,735	14,822

Income taxes	4,807	5,262

Net earnings	$8,928	$9,560

Earnings per common share
Basic	$0.47	$0.52
Diluted	$0.45	$0.50

Weighted average common shares outstanding
Basic	19,068	18,460
Diluted	19,971	19,228

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarters Ended April 2, 2005 and April 1, 2006

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Quarter Ended April 2, 2005

Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843

Comprehensive income
Net earnings	—	—	—	8,928	—	8,928
Foreign currency translation adjustment, net	—	—	—	—	(633)	(633)

Comprehensive income						8,295

Common stock issued under stock option plan, including tax benefit of $2,585	210	—	4,122	—	—	4,122

Balance at April 2, 2005	19,163	$19	$15,975	$43,424	$842	$60,260

For the Quarter Ended April 1, 2006

Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738

Comprehensive income
Net earnings	—	—	—	9,560	—	9,560
Foreign currency translation adjustment, net	—	—	—	—	(126)	(126)

Comprehensive income						9,434

Equity-based compensation expense	—	—	947	—	—	947

Common stock issued under stock option plan, including tax benefit of $381	168	1	1,120	—	—	1,121

Balance at April 1, 2006	18,511	$19	$11,228	$45,280	$713	$57,240

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 2,	April 1,
	2005	2006

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$8,928	$9,560
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,348	1,464
Excess tax benefit from equity-based payment arrangements	—	(212)
Equity-based compensation expense	—	947
Deferred income taxes	234	(603)
Allowance for inventory valuation	644	796
Changes in operating assets and liabilities:
Inventories	(5,497)	44
Prepaid expenses and other assets	(1,860)	(617)
Accounts payable	42	700
Other current liabilities	3,698	3,298

Total adjustments	(1,391)	5,817

Net cash provided by operating activities	7,537	15,377

The accompanying notes are an integral part of these statements.

	Quarter Ended
	April 2,	April 1,
	2005	2006

Cash flows from investing activities
Purchases of property and equipment	(1,596)	(1,487)

Net cash used in investing activities	(1,596)	(1,487)

Cash flows from financing activities
Proceeds from equity awards exercised	1,537	739
Excess tax benefit from equity-based payment arrangements	—	212

Net cash provided by financing activities	1,537	951

Effect of exchange rate changes on cash and cash equivalents	(512)	85

Net increase in cash and cash equivalents	6,966	14,926

Cash and cash equivalents, beginning of period	15,067	10,579

Cash and cash equivalents, end of period	$22,033	$25,505

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	704	1,018

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 1, 2006, and results of operations for the quarters ended April 1, 2006 and April 2, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the quarter ended April 1, 2006 may not be indicative of the results that may be expected for the fiscal year ending December 30, 2006.

NOTE A – EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified version of prospective application. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  For the quarter ended April 1, 2006, equity-based compensation expense of $127, $707, and $113 was included in cost of sales, selling, general and administrative, and research and development, respectively, for a total reduction in earnings from operations and earnings before income taxes of $947. The impact of equity-based compensation expense on net earnings and earnings per share for the quarter, ended April 1, 2006, can be found in the pro forma table in this footnote. Taking into account recent grants of equity awards since the date of the Company’s Annual Meeting of Shareholders, we now anticipate that equity-based compensation expense will reduce 2006 basic and diluted earnings per share by approximately $0.18. The following table shows remaining unrecognized compensation expense on a pre-tax basis related to nonvested equity awards outstanding as of May 5, 2006, which includes grants issued since April 1, 2006, but which does not include an estimate for future grants to be issued.

Remainder of 2006	$3,905
2007	$5,123
2008	$4,676
2009	$2,798
2010	$2,161
Thereafter	$397
$19,060

The weighted-average period over which the expense above will be recognized is 2.5 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from equity-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of equity awards to be included in cash flows from financing activities. The excess tax benefits of $212 related to equity-based compensation included in cash flows from financing activities in the first quarter of 2006 would have been included in cash flows from operating activities if the Company had not adopted SFAS No. 123(R).

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R) the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation was recognized in the Company’s financial statements for the quarter, ended April 2, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in our financial statements for the quarter ended April 1, 2006, and also illustrates the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for the quarter ended April 2, 2005:

		Quarter Ended
		April 2, 2005	April 1, 2006

Net earnings	As reported	$8,928	$9,560

Add: Compensation cost included in reported net income		—	685

Deduct: Total compensation expense under the fair value method for all awards		(449)	(685)

Net earnings	Pro forma	$8,479	$9,560

Earnings per share - basic	As reported	$0.47	$0.52

	Pro forma	$0.44	$0.52

Earnings per share - diluted	As reported	$0.45	$0.50

	Pro forma	$0.42	$0.50

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. Prior to the implementation of SFAS No. 123(R), expected volatility represented the historical share prices of the Company’s common stock over the expected life of the award and the risk-free interest rate was based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Expected life was based on the contractual term of the award.

Preceding the adoption of SFAS No. 123(R), the Company engaged a third-party valuation expert to analyze assumptions used by the Company and to determine changes necessary for a more accurate reflection of the estimated fair value of equity awards granted by the Company. Based on this analysis the Company decided that, effective January 1, 2006, expected volatility will be calculated by averaging the historical volatility of the Company and a peer group index. The risk-free interest rate will continue to be based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Also, effective January 1, 2006, due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, will be used to determine expected life. We estimate that the equity-based compensation expense included in earnings before income taxes for the first quarter 2006 was decreased by approximately $30 due to the change in assumptions used to estimate fair value of awards granted during the first quarter of 2006.

Weighted-average assumptions used to calculate the fair value of awards granted during the quarters ended as of the dates indicated, as well as the weighted-average fair value of awards granted are as follows:

	Quarter Ended
	April 2,	April 1,
	2005	2006

Expected volatility	*	57.04%
Risk free interest rate	*	4.46%
Expected life	*	4.125	yrs.
Expected dividend yield	*	—
Weighted average fair value of awards granted**	*	$19.15

*      No grants were issued during the quarter ended April 2, 2005.

**   All awards during the periods indicated have been granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

The Company’s 2006 Equity Incentive Award Plan (2006 Plan), which was approved by the shareholders at the Annual Shareholders’ Meeting held on April 19, 2006, allows for the grant of stock options, restricted stock, and other types of equity-based awards to the Company’s directors, officers, and key employees. Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (2002 Plan), which was limited to the granting of incentive and non-qualified stock options. The 2006 Plan replaces the 2002 Plan for all future grants, and no new awards will be granted under the 2002 Plan. The 2006 Plan authorized 5,000 shares of common stock for issuance, of which all of such shares were available for future issuance as of April 1, 2006. Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant. The Company’s Compensation Committee has initially determined that awards to be granted under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to 5.25 years from the date of grant.

A summary of the Company’s equity award activity for the period ended April 1, 2006 is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 31, 2005	1,773	$17.43	6.97	$37,121
Granted	175	$39.14	—	$—
Exercised	(168)	$4.41	—	$—
Canceled or expired	—	$—	—	$—

Outstanding at April 1, 2006	1,780	$20.78	6.63	$37,281

Exercisable at April 1, 2006	570	$25.74	7.94	$9,120

*      Aggregate intrinsic value is defined as the difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated.

Total intrinsic value of awards exercised during the quarters, ended April 2, 2005 and April 1, 2006, was $7,093 and $5,917, respectively. The total fair value of awards vested during the quarters ended April 2, 2005 and April 1, 2006, was $723 and $947, respectively.

A summary of the Company’s nonvested equity award activity for the period ended April 1, 2006 is as follows:

	Shares	Weighted- average fair value
Nonvested at December 31, 2005	1,133	$11.84
Granted	175	$19.15
Vested	(98)	$20.28
Canceled or expired	—	$—

Nonvested at April 1, 2006	1,210	$12.21

NOTE B – INVENTORIES

Inventories consist of the following:

	December 31,	April 1,
	2005	2006

Raw materials	$11,878	$11,893
Work in progress	3,533	3,234
Finished goods	9,482	9,392

	24,893	24,519

Less allowance for inventory valuation	2,670	3,224

	$22,223	$21,295

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	April 1,
	2005	2006

Prepaid expenses	$2,038	$1,599
Miscellaneous receivables, net	3,537	3,881
Other current assets	449	952

	$6,024	$6,432

NOTE D – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		December 31,	April 1,
	Years	2005	2006

Building	40	$10,377	$10,345
Laboratory and production equipment	5-7	9,706	9,959
Sound and video library	5	600	600
Computer equipment and software	3-5	23,083	23,249
Furniture and fixtures	3-5	2,654	2,654
Automobiles	3-5	248	248
Leasehold improvements	3-5	2,709	2,750
Land improvements	15	931	931

		50,308	50,736

Less accumulated depreciation and amortization		29,605	30,684

		20,703	20,052

Land		2,064	2,064

Deposits and projects in process		535	1,373

		$23,302	$23,489

NOTE E – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,	April 1,
	2005	2006

Associate incentives	$3,528	$3,877
Accrued employee compensation	6,257	2,829
Income taxes	2,429	6,681
Sales taxes	2,354	2,060
Associate promotions	616	960
Deferred revenue	1,903	2,904
Provision for returns and allowances	943	846
All other	3,571	4,467

	$21,601	$24,624

NOTE F – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period. Weighted average shares that have been redeemed have been included in the calculation of weighted average shares that are outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Shares included in the diluted earnings per share calculations include stock options granted that are in the money but have not yet been exercised.

	For the Quarter Ended
	April 2,	April 1,
	2005	2006
Earnings available to common shareholders	$8,928	$9,560

Basic EPS

Shares
Common shares outstanding entire period	18,953	18,343
Weighted average common shares:
Issued during period	115	117
Canceled during period	—	—

Weighted average common shares outstanding during period	19,068	18,460

Earnings per common share - basic	$0.47	$0.52

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	19,068	18,460

Dilutive effect of stock options	903	768

Weighted average shares outstanding during period - diluted	19,971	19,228

Earnings per common share - diluted	$0.45	$0.50

Options to purchase 66 shares of stock were not included in the computation of diluted EPS for the quarter ended April 1, 2006 due to the exercise price being greater than the average market price of the shares.

NOTE G – SEGMENT INFORMATION

The Company’s operations are distinguished by regions served and the method of distribution employed. Two reportable business segments are recognized by the Company: Direct Selling and Contract Manufacturing. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on net sales and the amount of operating income or loss. Segment profitability is based on profit or loss from operations before income taxes. All intercompany transactions, intercompany profit, currency gains and losses, interest income and expense, and income taxes are excluded in the Company’s determination of segment profit or loss.

Direct Selling

The Company’s Direct Selling segment develops, manufactures, and distributes nutritional and personal care products, and is the primary segment in which the Company operates. Products are distributed through a network marketing system using independent distributors that are referred to as “Associates”. Products are also sold directly to “Preferred Customers,” who purchase products for personal use and are not permitted to resell or distribute the products.

Selected financial information for the Direct Selling segment is reported for two geographic regions: North America and Pacific Rim. North America includes the United States, Canada, and Mexico. All other entities outside of North America are located within the Pacific Rim region, which includes Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

The profitability of each reported region within the Direct Selling segment is representative of what is controllable within that region by local management and is not necessarily indicative of actual profit or loss generated by a fully burdened region. However, the presentation of the data is consistent with how management evaluates each region and the respective markets within that region.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment primarily exist for the production of the Company’s Sensé™ line of skin and personal care products. In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of external customers. This segment includes operations located in Draper, Utah and at a facility in Tianjin, China, which the Company acquired in October 2005. Manufacturing and packaging activities for the Company’s Sensé products began at the Draper, Utah facility during the fourth quarter of 2003. In the first quarters of 2005 and 2006, we had four and two external customers, respectively, that each accounted for more then ten percent of sales within this segment.

Financial information summarized by operating segment and geographic region for the quarters ended April 2, 2005 and April 1, 2006 is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Quarter ended April 2, 2005:

Direct Selling

North America	$49,258	$17,936	$6,976	$22,869	$54,028
Pacific Rim	25,391	1,276	5,645	3,072	15,297

Segment Total	74,649	19,212	12,621	25,941	69,325

Contract Manufacturing	1,929	2,075	551	6,291	12,758

Reportable Segments Total	76,578	21,287	13,172	32,232	82,083

Unallocated and Other (1)	—	(21,287)	563	(39)	3,395

Consolidated Total	$76,578	$—	$13,735	$32,193	$85,478

Quarter ended April 1, 2006:

Direct Selling

North America	$60,134	$16,015	$8,344	$21,267	$58,140
Pacific Rim	26,619	1,242	5,926	2,750	12,607

Segment Total	86,753	17,257	14,270	24,017	70,747

Contract Manufacturing	2,898	1,089	(84)	7,651	14,590

Reportable Segments Total	89,651	18,346	14,186	31,668	85,337

Unallocated and Other (1)	—	(18,346)	636	282	3,011

Consolidated Total	$89,651	$—	$14,822	$31,950	$88,348

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

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products. We market our products on the basis of high levels of bioavailability, safety, and quality. We distribute our products through a network marketing system using independent distributors, whom we refer to as “Associates.”  As of April 1, 2006, we had approximately 136,000 active Associates worldwide. We also sell products directly to “Preferred Customers,” who purchase our products for personal use and are not permitted to resell or distribute our products. As of April 1, 2006, we had approximately 73,000 active Preferred Customers worldwide. The majority of sales in the Direct Selling segment come from Associates. For the quarter ended April 1, 2006, sales to Associates accounted for approximately 86% of net sales for the Direct Selling segment. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

Our fiscal year end is the Saturday closest to December 31 of each year. Fiscal year 2005 ended on December 31, 2005, and fiscal year 2006 will end on December 30, 2006.

As discussed more fully in Note G – Segment Information, beginning on page 13 to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing. The Direct Selling segment develops, manufactures, and distributes nutritional and personal care products through a network marketing system and is our principal line of business. The Contract Manufacturing segment exists primarily to manufacture and package the Company’s Sensé™ line of skin and personal care products, but also includes contract manufacturing services for a limited number of third-party customers.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé). The USANA Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers. Additionally, we offer combination packs, which generally contain a variety of products from each product line.

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

Optimizers are more targeted supplements designed to meet individual health and nutritional needs. Products in this category include Proflavanol®,Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, Active Calcium™ Chewable, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, and Hepasil DTX™.

The Macro Optimizers include healthy, low-glycemic functional foods and other related products. Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, as well as nutrition and fiber bars, are included in this product category. This product line also includes our RESET™ Weight Management Program designed to assist in a long-term change in diet, and the accompanying RESET kit. The RESET kit is conveniently packaged in a self-contained box with the USANA products needed to complete a five-day regimen, designed to assist in losing weight and alleviating carbohydrate and sugar cravings.

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are produced with our patent-pending, self-preserving technology. This technology uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Nutritious Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools that are designed to assist them in building their businesses and selling our products. These resource materials or sales tools include product brochures and business forms that are designed by us and printed by outside publishers. We periodically contract with authors and publishers to produce or provide books, tapes, and other items that deal with health topics and personal motivation, which we then sell to Associates. We also write and develop our own materials for CDs and DVDs, which are produced by our wholly-owned subsidiary FMG Productions. New Associates are required to purchase a starter kit, which contains USANA training materials that assist Associates in starting and growing their businesses. Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentage of total product revenue from our Direct Selling segment that have been contributed by our major product lines for the quarters ended as of the dates indicated:

	Sales By Product Line Quarter Ended
	April 2,	April 1,
Product Line	2005	2006
USANA® Nutritionals
Essentials *	37%	38%
Optimizers	34%	33%
Macro Optimizers	9%	13%
Sensé — beautiful science®	16%	12%
All Other	4%	4%

* The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of product sales from our Direct Selling segment for the quarters ended as of the dates indicated.

	Quarter Ended
	April 2,	April 1,
	2005	2006
USANA® Essentials	23%	22%
HealthPak 100™	12%	14%
Proflavanol®	10%	9%

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 20 through 30. The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

•                  Reliance on key management personnel, including our Founder, Chairman of the Board of Directors, and Chief Executive Officer Myron W. Wentz, Ph.D.;

•                  Extensive government regulation of the Company’s products, manufacturing, and network marketing system;

•                  Potential inability to sustain or manage growth, including the failure to continue to develop new products;

•                  An increase in the amount of Associate incentives paid;

•                  Our reliance on the use of information technology;

•                  The adverse effect of the loss of a high-level sponsoring Associate, together with a group of leading Associates, in that person’s downline;

•                  The loss of market share of our products or the Associates to competitors;

•                  Potential adverse effects of taxation and transfer pricing regulations;

•                  The fluctuation in the value of foreign currencies against the US dollar;

•                  Our reliance on outside suppliers for raw materials;

•                  Shortages of raw materials that we use in certain of our products;

•                  Significant price increases of our key raw materials;

•                  Product liability claims and other risks associated with our manufacturing activity;

•                  Intellectual property risks;

•                  Liability claims associated with our “Athlete Guarantee” program; and

•                  Disruptions to shipping channels that are used to distribute our products to international warehouses.

Results of Operations

Implementation of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which require equity-based compensation expense to be recognized in financial statements. The Company used the modified version of prospective application to adopt these provisions. Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period. Our financial statements for the quarter, ended April 1, 2006, are the first to reflect equity-based compensation expense. Cost of sales, selling, general and administrative expenses, and research and development expenses for the quarter include $127 thousand, $707 thousand, and $113 thousand, respectively, for equity-based compensation. The aforementioned expenses decreased earnings from operations and earnings before income taxes by $947 thousand. Net of tax, earnings were reduced by $685 thousand. Earnings per basic and diluted share were reduced $0.03 from what earnings would have been exclusive of equity-based compensation. Taking into account recent grants of equity awards since the date of the Company’s Annual Meeting of Shareholders’, we now anticipate that equity-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.18. The following table shows remaining unrecognized compensation expense on a pre-tax basis related to nonvested equity awards outstanding as of May 5, 2006, which includes grants issued since April 1, 2006, but which does not include an estimate for future grants to be issued.

Remainder of 2006	$3,905
2007	$5,123
2008	$4,676
2009	$2,798
2010	$2,161
Thereafter	$397
$19,060

The weighted-average period over which the expense above will be recognized is 2.5 years.

More information on the Company’s equity-based compensation plans and the accounting for equity-based compensation expense can be found in note A—Equity-based Compensation, beginning on page 8 to the consolidated financial statements.

Quarters Ended April 2, 2005 and April 1, 2006

Net Sales. Net sales increased 17.1% to $89.7 million for the quarter ended April 1, 2006, an increase of $13.1 million from the $76.6 million reported for the comparable quarter in 2005. During the current quarter, net sales in the Direct Selling segment increased by $12.1 million, and net sales in the Contract Manufacturing segment increased by $1.0 million, when compared with the same period in 2005.

The following table summarizes the changes in net sales by segment and country for the fiscal quarters ended April 2, 2005 and April 1, 2006.

Net Sales By Segment and Region

(in thousands)

	Quarter Ended				Change from	Percent
Segment / Region	April 2, 2005		April 1, 2006		Prior Year	Change

Direct Selling
North America
United States	$31,203	40.7%	$39,057	43.6%	$7,854	25.2%
Canada	14,862	19.4%	16,979	18.9%	2,117	14.2%
Mexico	3,193	4.2%	4,098	4.6%	905	28.3%
North America Total	49,258	64.3%	60,134	67.1%	10,876	22.1%

Pacific Rim
Australia-New Zealand	10,644	13.9%	11,274	12.6%	630	5.9%
Hong Kong	3,040	4.0%	3,176	3.5%	136	4.5%
Japan	2,498	3.3%	2,432	2.7%	(66)	(2.6)%
Taiwan	5,064	6.6%	4,981	5.6%	(83)	(1.6)%
South Korea	1,045	1.4%	1,216	1.4%	171	16.4%
Singapore	3,100	4.0%	3,540	3.9%	440	14.2%
Pacific Rim Total	25,391	33.2%	26,619	29.7%	1,228	4.8%
Segment Total	74,649	97.5%	86,753	96.8%	12,104	16.2%

Contract Manufacturing	1,929	2.5%	2,898	3.2%	969	50.2%

Consolidated	$76,578	100.0%	$89,651	100.0%	$13,073	17.1%

The increase in net sales from the Direct Selling segment during the first quarter of 2006 can be attributed primarily to a 14.3% increase in the number of active Associates and a 10.6% increase in the number of active Preferred Customers. Net sales were also bolstered in this segment by the success of our RESET™ Weight Management Program.

The increase in net sales from the Contract Manufacturing segment can be attributed primarily to the fulfillment of backlogged orders. We anticipate that sales from this segment will be between $1.5 million and $2.0 million per quarter for the foreseeable future.

Based on information that is currently available to the Company, we expect consolidated net sales for the second quarter of 2006 to be between $92 and $94 million. We expect consolidated net sales to grow between 15% and 20% for fiscal year 2006. Realization of the upper end of the fiscal year range depends, in part, on commencing operations in a new market during the second half of 2006, which the Company has been unable to open for several months because the Company has been unable to obtain approval from the government to operate there.

The following tables summarize the changes in active customer counts for the Direct Selling segment by country as of the dates indicated:

Active Associates By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	April 2, 2005		April 1, 2006		Prior Year	Change
North Amercia
United States	45,000	37.8%	54,000	39.7%	9,000	20.0%
Canada	22,000	18.5%	23,000	16.9%	1,000	4.5%
Mexico	8,000	6.7%	9,000	6.6%	1,000	12.5%
North America Total	75,000	63.0%	86,000	63.2%	11,000	14.7%

Pacific Rim
Australia-New Zealand	15,000	12.6%	17,000	12.5%	2,000	13.3%
Hong Kong	5,000	4.2%	5,000	3.7%	—	0.0%
Japan	4,000	3.4%	5,000	3.7%	1,000	25.0%
Taiwan	10,000	8.4%	13,000	9.6%	3,000	30.0%
South Korea	2,000	1.7%	1,000	0.7%	(1,000)	(50.0)%
Singapore	8,000	6.7%	9,000	6.6%	1,000	12.5%
Pacific Rim Total	44,000	37.0%	50,000	36.8%	6,000	13.6%

Total	119,000	100.0%	136,000	100.0%	17,000	14.3%

We believe that various factors contributed to the year-over-year first quarter increase in the number of active Associates, including ongoing communication with Associate leaders in the field and company-sponsored events and promotions that were held to motivate Associates.

Active Preferred Customers By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	April 2, 2005		April 1, 2006		Prior Year	Change
North Amercia
United States	40,000	60.6%	46,000	63.0%	6,000	15.0%
Canada	18,000	27.3%	18,000	24.7%	—	0.0%
Mexico	1,000	1.5%	2,000	2.7%	1,000	100.0%
North America Total	59,000	89.4%	66,000	90.4%	7,000	11.9%

Pacific Rim
Australia-New Zealand	5,000	7.6%	6,000	8.2%	1,000	20.0%
Hong Kong	1,000	1.5%	**	0.0%	(1,000)	(100.0)%
Japan	1,000	1.5%	1,000	1.4%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	7,000	10.6%	7,000	9.6%	—	0.0%

Total	66,000	100.0%	73,000	100.0%	7,000	10.6%

** Active Preferred Customer count is less than 500.

Total Active Customers By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	April 2, 2005		April 1, 2006		Prior Year	Change
North America
United States	85,000	46.0%	100,000	47.8%	15,000	17.6%
Canada	40,000	21.6%	41,000	19.6%	1,000	2.5%
Mexico	9,000	4.9%	11,000	5.3%	2,000	22.2%
North America Total	134,000	72.5%	152,000	72.7%	18,000	13.4%

Pacific Rim
Australia-New Zealand	20,000	10.8%	23,000	11.0%	3,000	15.0%
Hong Kong	6,000	3.2%	5,000	2.4%	(1,000)	(16.7)%
Japan	5,000	2.7%	6,000	2.9%	1,000	20.0%
Taiwan	10,000	5.4%	13,000	6.2%	3,000	30.0%
South Korea	2,000	1.1%	1,000	0.5%	(1,000)	(50.0)%
Singapore	8,000	4.3%	9,000	4.3%	1,000	12.5%
Pacific Rim Total	51,000	27.5%	57,000	27.3%	6,000	11.8%

Total	185,000	100.0%	209,000	100.0%	24,000	13.0%

Gross Profit.  Consolidated gross profit decreased modestly to 76.2% of net sales for the quarter ended April 1, 2006 from 76.5% for the comparable quarter in 2005.  This decline in gross profit margins can be attributed primarily to a larger percent of total net sales coming from the Contract Manufacturing segment, which yields meaningfully lower gross profit margins than the Direct Selling segment.

Gross profit in the Direct Selling segment for the quarter ended April 1, 2006 improved to 78.8% of net segment sales from 78.3% for the same quarter in 2005.  The increase in gross profit margins contributed by the Direct Selling segment can be attributed primarily to lower costs on certain key raw materials, such as Coenzyme Q10 and soy protein.

The Contract Manufacturing segment generated minimal gross profit margins from its third-party customers in the first quarter of 2006, compared to gross profit margins of 7.1% in the first quarter of 2005.  The decline in gross profit margin from third-party customers can be attributed primarily to production inefficiencies in the segment’s third-party business.  We note, however, that the Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé™ product line, not for the third-party business.

We believe that gross profit margins in each of our business segments will improve modestly in the second quarter of 2006 due to relatively lower costs on certain key raw materials and improved production efficiencies.

Associate Incentives. Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment. Associate incentives increased to 40.8% of net segment sales during the first quarter of 2006, compared to 39.6% for the first quarter of 2005. The increase in Associate incentives, relative to net segment sales, can be attributed to a higher proportion of commissionable sales, as well as increased amounts that we paid on contests and promotions during the current quarter. We believe Associate incentives will be approximately 41% of net segment sales for the foreseeable future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 19.7% of net sales for the quarter ended April 1, 2006 from 19.4% for the comparable quarter in 2005. The increase, as a percentage of net sales, can be attributed primarily to the recognition of equity-based compensation expense totaling $707 thousand as a result of the adoption of SFAS No. 123(R) (equity-based compensation expense was not recognized in prior years’ income statements), and to our inaugural Asia-Pacific convention, which added $461 thousand to our selling, general and administrative expenses. This increased cost as a percentage of sales resulting from the expensing of equity awards was partially offset by leverage generated on an increasing sales base.

In absolute terms, our selling, general and administrative expenses increased by $2.8 million for the quarter ended April 1, 2006, when compared with the first quarter of 2005. This absolute increase in selling, general and administrative expenses can be attributed primarily to the following:

•                  An increase in spending in many of our markets to support growing sales and an increasing number of Associates;

•                  Expensing of equity-based compensation in the first quarter of 2006, as noted above; and

•                  Costs associated with our inaugural Asia-Pacific convention that we held in March 2006.

We believe that selling, general, and administrative expenses, as a percentage of net sales, will decrease modestly on a sequential basis in the second quarter of 2006, primarily due to the absence of Asia Pacific convention expenses that we incurred in the first quarter.

Research and Development. Research and development expense remained consistent as a percent of sales at 0.8% for the quarter ended April 1, 2006, compared with the same period of the prior year. We believe our research and development activities are a key competitive advantage and we will continue to dedicate similar resources as a percentage of net sales for the foreseeable future.

Income Taxes.  Income taxes totaled 35.5% of earnings before income taxes for the first quarter of 2006, compared with 35.0% for the first quarter of 2005.  The increase in the effective tax rate can be attributed primarily to a 25% reduction in the 2006 Extraterritorial Income Exclusion.  This reduction was partially offset by the 3.0% deduction for Qualified Production Activities.  In 2007, the Qualified Production Activity deduction will increase to 6.0% when the full repeal for the Extraterritorial Income Exclusion takes place.

We expect the effective tax rate for the full year of 2006 to be 35.5%, which is 1.8 percentage points higher than the 2005 effective tax rate of 33.7%. The expected tax rate increase is due primarily to reduced benefits from the Extraterritorial Income Exclusion and the Research and Experimentation Credit and to the inclusion of the tax effect of non-deductible stock option expense.

Net Earnings. Net earnings increased 7.1% to $9.6 million for the quarter ended April 1, 2006, an increase of $0.7 million from the $8.9 million reported for the comparable quarter in 2005. The increase in net earnings can be attributed primarily to increased net sales.

Diluted earnings per share improved to $0.50 for the first quarter of 2006, an increase of 11.1% from the $0.45 reported in the same period of the prior year. The diluted earnings per share of $0.50 included equity-based compensation expense that reduced earnings per share by $0.03 in the current quarter; whereas the diluted earnings per share of $0.45 in the prior year quarter did not include any impact from equity-based compensation expense. We expect diluted earnings per share in the second quarter of 2006 to be between $0.51 and $0.53, including the impact of equity-based compensation expense of $0.04 per share. We expect earnings per share for fiscal year 2006 to grow between 15% and 20%, excluding equity-based compensation expense. Taking into account recent grants of equity awards to directors and officers by the Company’s Compensation Committee since the date of the Company’s Annual Meeting of Shareholders’, we now anticipate that equity-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.18.

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations. In the first quarter of 2006, net cash flows from operating activities totaled $15.4 million, compared to $7.5 million for the same period in 2005. Cash and cash equivalents increased to $25.5 million at April 1, 2006 from $10.6 million at December 31, 2005. Additionally, net working capital increased to $26.1 million at April 1, 2006, compared to net working capital of $15.3 million at December 31, 2005. The increase in cash and cash equivalents and net working capital during the first quarter of 2006 can be attributed to strong cash flows from operations.

The Company has continued to grow significantly over the last several years and requires additional administrative and warehouse space, as well as additional parking space. To address this need, the Company is expanding its corporate headquarters and anticipates the facility expansion will require an investment of approximately $8 million during 2006. As of April 1, 2006, investments in this project totaled approximately $138 thousand. The total estimated investment to complete this project is approximately $13 million.

As of April 1, 2006, our credit facilities consisted of a $10 million line of credit with a bank, with no amounts outstanding. The credit facility contains restrictive covenants requiring that we maintain certain financial ratios. As of December 31, 2005, the Company was not in compliance with one of the covenants relating to tangible net worth. We have since amended our agreement with the bank, and the tangible net worth covenant has been removed from the credit agreement. As of April 1, 2006, we were in compliance with all covenants in this amended agreement. Our existing credit facility expires in May 2006, and we are currently negotiating a new line of credit.

We believe that current cash balances, cash provided by operations, and amounts available under our line of credit are sufficient to cover our capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. No assurance, however, can be given that additional financing, if required, would be available on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, and for other reasons. Such financing may include the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our foreign operations. Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political, and economic conditions that are inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks. Consolidated net sales outside the United States represented 56.8% and 53.3% of net sales for the quarters ended April 2, 2005 and April 1, 2006, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at average exchange rates for reported periods. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates affect the relative prices at which we sell our products. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers. Although we had no open contracts for foreign currency exchange as of April 1, 2006, we did have contracts in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and Mexican Peso as of May 5, 2006.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the quarters ended as of the dates indicated:

	Quarter Ended
	April 2, 2005		April 1, 2006

Canadian Dollar	1.23		1.15
Australian Dollar	1.29		1.35
New Zealand Dollar	1.40		1.51
Hong Kong Dollar	7.80		7.76
Japanese Yen	104.58		116.88
New Taiwan Dollar	31.48		32.30
Korean Won	1,022.45		976.10
Singapore Dollar	1.64		1.63
Mexican Peso	11.18		10.60
Chinese Yuan		*	8.05

*   Market was not open during period indicated.

Interest Rate Risks. As of April 1, 2006, we had no outstanding debt and, therefore, we currently have no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require. In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We have revised the following risk factor which was previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets. Network marketing systems such as ours are frequently subject to laws and regulations, including laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations. Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or be forced to alter our Compensation Plan.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct business in certain markets. The United States Federal Trade Commission released a proposed New Business Opportunity Rule on April 5, 2006. The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or may change significantly before it is implemented. If the proposed rule were adopted as currently proposed, it might require USANA to change some of its current practices regarding pre-sale disclosures.

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

3.2	Bylaws [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

10.2	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]

10.3	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

10.4

Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.2

Form of Stock Option Agreement for award of non-statutory stock options to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.3	Form of Incentive Stock Option Agreement under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.4

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.5

Form of Stock-Settled Stock Appreciation Rights Award Agreement for directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.6

Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

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

USANA HEALTH SCIENCES, INC.

Date:	May 11, 2006	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)