Form 10-Q
period 2006-07-01
USANA HEALTH SCIENCES INC
filed 2006-08-08
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2006 was 17,803,855.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 1, 2006

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	July 1,
	2005	2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,579	$9,173
Inventories	22,223	20,458
Prepaid expenses and other current assets	6,024	6,048
Deferred income taxes	3,004	2,532
Total current assets	41,830	38,211

Property and equipment, net	23,302	23,777

Goodwill	5,690	5,690

Other assets	2,886	2,612
	$73,708	$70,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,955	$6,303
Other current liabilities	21,601	24,479
Total current liabilities	26,556	30,782

Long-term liabilities	1,414	69

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,343 as of December 31, 2005 and 17,723 as of July 1, 2006	18	18
Additional paid-in capital	9,161	7,420
Retained earnings	35,720	31,211
Accumulated other comprehensive income	839	790
Total stockholders’ equity	45,738	39,439

	$73,708	$70,290

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	July 2,	July 1,
	2005	2006

Net sales	$82,015	$93,911

Cost of sales	19,499	22,276

Gross profit	62,516	71,635

Operating expenses:
Associate incentives	31,911	37,454
Selling, general and administrative	15,168	17,991
Research and development	689	830

Total operating expenses	47,768	56,275

Earnings from operations	14,748	15,360

Other income (expense):
Interest income	93	169
Interest expense	(3)	(10)
Other, net	(157)	177

Other income (expense), net	(67)	336

Earnings before income taxes	14,681	15,696

Income taxes	5,138	5,352

Net earnings	$9,543	$10,344

Earnings per common share
Basic	$0.50	$0.57
Diluted	$0.48	$0.55

Weighted average common shares outstanding
Basic	18,948	18,149
Diluted	19,821	18,777

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	July 2,	July 1,
	2005	2006

Net sales	$158,593	$183,562

Cost of sales	37,509	43,614

Gross profit	121,084	139,948

Operating expenses:
Associate incentives	61,461	72,882
Selling, general and administrative	30,017	35,617
Research and development	1,288	1,562

Total operating expenses	92,766	110,061

Earnings from operations	28,318	29,887

Other income (expense):
Interest income	197	311
Interest expense	(3)	(10)
Other, net	(96)	330

Other income, net	98	631

Earnings before income taxes	28,416	30,518

Income taxes	9,945	10,614

Net earnings	$18,471	$19,904

Earnings per common share
Basic	$0.97	$1.09
Diluted	$0.93	$1.05

Weighted average common shares outstanding
Basic	19,008	18,304
Diluted	19,896	19,002

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended July 2, 2005 and July 1, 2006

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Six Months Ended July 2, 2005

Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843

Comprehensive income
Net earnings	—	—	—	18,471	—	18,471
Foreign currency translation adjustment, net	—	—	—	—	(740)	(740)

Comprehensive income						17,731

Common stock retired	(353)	—	(3,948)	(11,053)	—	(15,001)

Common stock issued under equity-based award plan, including tax benefit of $2,679	216	—	4,230	—	—	4,230
Balance at July 2, 2005	18,816	$19	$12,135	$41,914	$735	$54,803

For the Six Months Ended July 1, 2006

Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738

Comprehensive income
Net earnings	—	—	—	19,904	—	19,904
Foreign currency translation adjustment, net	—	—	—	—	(49)	(49)

Comprehensive income						19,855

Common stock retired	(801)	—	(5,733)	(24,413)	—	(30,146)

Equity-based compensation expense	—	—	2,152	—	—	2,152

Common stock issued under equity-based award plan, including tax benefit of $1,033	181	—	1,840	—	—	1,840
Balance at July 1, 2006	17,723	$18	$7,420	$31,211	$790	$39,439

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2005	July 1, 2006
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$18,471	$19,904
Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation and amortization	2,824	2,924
Loss on sale of property and equipment	5	8
Equity-based compensation expense	—	2,152
Excess tax benefit from equity-based payment arrangements	—	(832)
Deferred income taxes	56	(721)
Allowance for inventory valuation	43	1,690
Changes in operating assets and liabilities:
Inventories	(4,545)	340
Prepaid expenses and other assets	(734)	(411)
Accounts payable	(261)	1,379
Other current liabilities	6,105	3,805
Total adjustments	3,493	10,334
Net cash provided by operating activities	21,964	30,238

Cash flows from investing activities
Proceeds from the sale of property and equipment	4	—
Purchases of property and equipment	(2,688)	(3,104)
Net cash used in investing activities	(2,684)	(3,104)

Cash flows from financing activities
Proceeds from exercise of equity-based awards	1,551	807
Excess tax benefit from equity-based payment arrangements	—	832
Redemption of common stock	(15,001)	(30,146)
Net cash used in financing activities	(13,450)	(28,507)

Effect of exchange rate changes on cash and cash equivalents	(469)	(33)
Net increase (decrease) in cash and cash equivalents	5,361	(1,406)

Cash and cash equivalents, beginning of period	15,067	10,579
Cash and cash equivalents, end of period	$20,428	$9,173

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3	$8
Income taxes	5,944	10,491

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 1, 2006, and results of operations for the quarters and six months ended July 2, 2005 and July 1, 2006.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the quarter and six months ended July 1, 2006 may not be indicative of the results that may be expected for the fiscal year ending December 30, 2006.

Recently Issued Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

NOTE A—EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified version of prospective application.  Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported periods.  Expense for equity awards vested is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Equity-based compensation expense recognized for the quarter and six months ended July 1, 2006 was comprised as follows:

	Quarter Ended July 1, 2006	Six Months Ended July 1, 2006
Cost of sales	$143	$270
Selling, general and administrative	930	1,637
Research and development	132	245
	$1,205	$2,152

The impact of equity-based compensation expense on net earnings and earnings per share for the quarter and six months ended July 1, 2006, can be found in the pro forma table in this footnote.  The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in 2006 by $0.18.  The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 1, 2006.  This table does not include an estimate for future grants that may be issued.

Remainder of 2006	$2,578
2007	5,095
2008	4,718
2009	2,840
2010	2,203
Thereafter	412
$17,846

The cost above is expected to be recognized over a weighted-average period of 2.4 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from equity-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows.  SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of equity awards to be included in cash flows from financing activities.  The excess tax benefits of $832 related to equity-based compensation included in cash flows from financing activities in the first six months of 2006 would have been included in cash flows from operating activities if the Company had not adopted SFAS No. 123(R).

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R) the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation was recognized in the Company’s financial statements for the quarter and six months ended July 2, 2005.  In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in our financial statements for the quarter and six months ended July 1, 2006, and also illustrates the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for the quarter and six months ended July 2, 2005:

		Quarter Ended		Six Months Ended
		July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net earnings	As reported	$9,543	$10,344	$18,471	$19,904

Add: Compensation cost included in reported net income		—	819	—	1,504

Deduct: Total compensation expense under the fair value method for all awards		(466)	(819)	(914)	(1,504)

Net earnings	Pro forma	$9,077	$10,344	$17,557	$19,904

Earnings per share—basic	As reported	$0.50	$0.57	$0.97	$1.09

	Pro forma	$0.48	$0.57	$0.92	$1.09

Earnings per share—diluted	As reported	$0.48	$0.55	$0.93	$1.05

	Pro forma	$0.46	$0.55	$0.88	$1.05

The Company’s 2006 Equity Incentive Award Plan (2006 Plan), which was approved by the shareholders at the Annual Shareholders’ Meeting held on April 19, 2006, allows for the grant of various equity awards including stock options, stock-settled stock appreciation rights, deferred stock units, and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.  Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (2002 Plan), which was limited to the granting of incentive and non-qualified stock options.  Between January 1, 2006, and April 19, 2006, the Company issued 175 stock options under the 2002 Plan.  Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant.  The 2006 Plan replaces the 2002 Plan for all future grants, and no new awards will be granted under the 2002 Plan.  The 2006 Plan authorized 5,000 shares of common stock for issuance, of which 4,704 shares were available for future issuance as of July 1, 2006.  Of the 296 shares granted under the 2006 Plan, 290 were stock-settled stock appreciation rights, 3 were stock options, and 3 were deferred stock units.  The Company’s Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.  Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter commencing on the last day of the fiscal quarter in which the awards are granted, and will expire five years from the date of grant.  Awards of deferred stock units are full-value shares at the date of grant, vesting in connection with service period, and do not have expiration dates.

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

Preceding the adoption of SFAS No. 123(R), the Company engaged a third-party valuation expert to analyze assumptions used by the Company and to determine changes necessary for a more accurate reflection of the estimated fair value of equity awards granted by the Company.  Based on this analysis the Company decided that, effective January 1, 2006, expected volatility will be calculated by averaging the historical volatility of the Company and a peer group index.  The risk-free interest rate will continue to be based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Also, effective January 1, 2006, due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, will be used to determine expected life while permitted.  We estimate that the equity-based compensation expense included in earnings before income taxes for the six months ended July 1, 2006 was decreased by approximately $128 due to the above mentioned change in assumptions used to estimate fair value of awards granted during the six months ended July 1, 2006.

The following table includes weighted-average assumptions used to calculate the fair value of awards granted during the periods indicated, as well as the weighted-average fair value of awards granted.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Quarter Ended		Six Months Ended
	July 2, 2005	July 1 2006	July 2 2005	July 1 2006
Expected volatility	72.00%	57.04%	72.00%	57.04%
Risk-free interest rate	3.87%	4.98%	3.87%	4.79%
Expected life	5.25 yrs.	4.125 yrs.	5.25 yrs.	4.125 yrs.
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted-average fair value of awards granted	$26.84	$18.59	$26.84	$18.80

The weighted-average fair value and grant price of the 3 deferred stock units granted during the quarter and six months ended July 1, 2006 was $37.60.

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the six months ended July 1, 2006 is as follows:

	Shares	Weighted- average Exercise Price*	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value**
Outstanding at December 31, 2005	1,773	$17.43	6.97	$37,121
Granted	468	$38.14	—	$—
Exercised	(181)	$4.47	—	$—
Canceled or expired	—	$—	—	$—
Outstanding at July 1, 2006	2,060	$23.26	6.05	$31,186
Exercisable at July 1, 2006	589	$26.16	7.69	$7,472

*                    All awards are granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

**             Aggregate intrinsic value is defined as the difference between the current market value and the exercise price of awards that were in-the-money, and is estimated using the closing price of the Company’s common stock on the last trading day of periods ended as of the dates indicated.

Total intrinsic value of awards exercised, which includes stock options and stock-settled stock appreciation rights, during the six month periods ending July 2, 2005 and July 1, 2006, was $7,284 and $6,348, respectively.

A summary of the Company’s deferred stock unit activity for the six months ended July 1, 2006 is as follows:

	Shares	Weighted- average Fair Value
Nonvested at December 31, 2005	—	$—
Granted	3	$37.60
Vested	(1)	$37.60
Canceled or expired	—	$—
Nonvested at July 1, 2006	2	$37.60

The total fair value of awards vested during the six month periods ending July 2, 2005 and July 1, 2006, which includes stock options, stock-settled stock appreciation rights, and deferred stock units, was $2,383 and $2,561, respectively.

NOTE B—INVENTORIES

Inventories consist of the following:

	December 31, 2005	July 1, 2006
Raw materials	$11,878	$10,676
Work in progress	3,533	2,734
Finished goods	9,482	10,040
	24,893	23,450

Less allowance for inventory valuation	2,670	2,992
	$22,223	$20,458

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2005	July 1, 2006
Prepaid expenses	$2,038	$1,337
Miscellaneous receivables, net	3,537	3,499
Other current assets	449	1,212
	$6,024	$6,048

NOTE D—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 31, 2005	July 1, 2006
Building	40	$10,377	$10,347
Laboratory and production equipment	5-7	9,706	10,231
Sound and video library	5	600	600
Computer equipment and software	3-5	23,083	23,549
Furniture and fixtures	3-5	2,654	2,669
Automobiles	3-5	248	221
Leasehold improvements	3-5	2,709	2,742
Land improvements	15	931	931
		50,308	51,290

Less accumulated depreciation and amortization		29,605	31,814
		20,703	19,476

Land		2,064	2,066

Deposits and projects in process		535	2,235
		$23,302	$23,777

NOTE E—GOODWILL

Goodwill represents the excess of the purchase price paid for acquired entities over the fair market value of the net assets acquired.  As of July 1, 2006, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Product Development, Inc. (WPD) and $1,423 that was associated with the February 1, 2004 acquisition of FMG.  No events have occurred subsequent to either acquisition that have resulted in an impairment of the original goodwill amounts initially recorded from the transactions.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess.

There were no changes in the carrying amount of goodwill for the acquired subsidiaries for the six months ended July 1, 2006:

	WPD	FMG	Consolidated Total
Balance at December 31, 2005	$4,267	$1,423	$5,690
Goodwill acquired	—	—	—
Impairment adjustments	—	—	—
Balance at July 1, 2006	$4,267	$1,423	$5,690

NOTE F—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2005	July 1, 2006
Associate incentives	$3,528	$4,592
Accrued employee compensation	6,257	4,435
Income taxes	2,429	2,446
Sales taxes	2,354	2,093
Associate promotions	616	1,937
Unearned revenue	1,903	3,307
Provision for returns and allowances	943	883
All other	3,571	4,786
	$21,601	$24,479

NOTE G—COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding for each period.  Weighted-average shares issued and weighted-average shares redeemed during the periods indicated have been included in the calculation of weighted-average shares outstanding for basic earnings per share.  Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in diluted earnings per share calculations include stock options granted that are in the money but have not yet been exercised.

	For the Quarter Ended
	July 2, 2005	July 2, 2006
Earnings available to common shareholders	$9,543	$10,344

Basic EPS

Shares
Common shares outstanding entire period	18,953	18,343
Weighted average common shares:
Issued during period	211	173
Canceled during period	(216)	(367)
Weighted average common shares outstanding during period	18,948	18,149
Earnings per common share—basic	$0.50	$0.57

Diluted EPS
Shares
Weighted average shares outstanding during period—basic	18,948	18,149
Dilutive effect of stock options	873	628
Weighted average shares outstanding during period—diluted	19,821	18,777
Earnings per common share—diluted	$0.48	$0.55

Options to purchase 571 shares of stock were not included in the computation of EPS for the quarter ended July 1, 2006 due to their exercise price being greater than the average market price of the shares.

	For the Six Months Ended
	July 2, 2005	July 1 2006
Earnings available to common shareholders	$18,471	$19,904

Basic EPS

Shares
Common shares outstanding entire period	18,953	18,343
Weighted average common shares:
Issued during period	163	144
Canceled during period	(108)	(183)
Weighted average common shares outstanding during period	19,008	18,304
Earnings per common share—basic	$0.97	$1.09

Diluted EPS
Shares
Weighted average shares outstanding during period—basic	19,008	18,304
Dilutive effect of equity-based awards	888	698
Weighted average shares outstanding during period—diluted	19,896	19,002
Earnings per common share—diluted	$0.93	$1.05

Options to purchase 319 shares of stock were not included in the computation of EPS for the six months ended July 1, 2006 due to their exercise price being greater than the average market price of the shares.

During the six months ended July 2, 2005, and July 1, 2006, the Company expended $15,001, and $30,146 to purchase 353 and 801 shares, respectively, under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding.

NOTE H—SEGMENT INFORMATION

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

Direct Selling

The Company’s Direct Selling segment develops, manufactures, and distributes nutritional, weight management, and personal care products, and is the primary segment in which the Company operates.  Products are distributed through a network marketing system using independent distributors referred to as “Associates.”  Products are also sold directly to “Preferred Customers,” who purchase products for personal use and are not permitted to resell or distribute the products.

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

Contract Manufacturing

Operating activities for the Contract Manufacturing segment primarily exist for the production of the Company’s Sensé™ line of skin and personal care products.  In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of external customers.  This segment includes operations located in Draper, Utah and at a facility in Tianjin, China, which the Company acquired in October 2005.  Manufacturing and packaging activities for the Company’s Sensé products began at the Draper, Utah facility during the fourth quarter of 2003.  In the second quarters of 2005 and 2006, we had one and two external customers, respectively, that accounted for more than ten percent of segment sales.

Financial information summarized by operating segment and geographic region for the quarters ended July 2, 2005 and July 1, 2006 is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes
Quarter ended July 2, 2005:

Direct Selling

North America	$52,264	$15,316	$7,444
Pacific Rim	27,548	1,382	7,068

Segment Total	79,812	16,698	14,512

Contract Manufacturing	2,203	1,796	221

Reportable Segments Total	82,015	18,494	14,733

Unallocated and Other *	—	(18,494)	(52)

Consolidated Total	$82,015	$—	$14,681

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes
Quarter ended July 1, 2006:

Direct Selling

North America	$62,201	$16,651	$7,917
Pacific Rim	28,876	1,402	8,484

Segment Total	91,077	18,053	16,401

Contract Manufacturing	2,834	1,236	(97)

Reportable Segments Total	93,911	19,289	16,304

Unallocated and Other *	—	(19,289)	(608)

Consolidated Total	$93,911	$—	$15,696

Financial information summarized by operating segment and geographic region for the six months ended July 2, 2005 and July 1, 2006 is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended July 2, 2005:

Direct Selling

North America	$101,522	$33,251	$14,419	$22,426	$68,688
Pacific Rim	52,939	2,659	12,714	2,909	18,778

Segment Total	154,461	35,910	27,133	25,335	87,466

Contract Manufacturing	4,132	3,871	772	6,361	12,720

Reportable Segments Total	158,593	39,781	27,905	31,696	100,186

Unallocated and Other *	—	(39,781)	511	39	(18,368)

Consolidated Total	$158,593	$—	$28,416	$31,735	$81,818

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended July 1, 2006:

Direct Selling

North America	$122,335	$32,666	$16,260	$21,864	$41,190
Pacific Rim	55,495	2,643	14,405	2,681	13,780

Segment Total	177,830	35,309	30,665	24,545	54,970

Contract Manufacturing	5,732	2,325	(181)	7,531	12,892

Reportable Segments Total	183,562	37,634	30,484	32,076	67,862

Unallocated and Other *	—	(37,634)	34	3	2,428

Consolidated Total	$183,562	$—	$30,518	$32,079	$70,290

*                    “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE I—SUBSEQUENT EVENTS

On July 26, 2006, we announced that our Board of Directors authorized an additional dollar amount for the repurchase of our outstanding shares of $40,000, increasing the total authorized amount to $50,654.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes contained in this quarterly report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional, weight management, and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors whom we refer to as “Associates.”  As of July 1, 2006, we had 142,000 active Associates worldwide.  We also sell products directly to “Preferred Customers” who purchase products for personal use and are not permitted to resell or distribute the products.  As of July 1, 2006, we had 75,000 active Preferred Customers worldwide.  The majority of sales in the Direct Selling segment come from Associates.  For the six months ended July 1, 2006, sales to Associates accounted for approximately 86% of net sales for the Direct Selling segment.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

The fiscal year end of USANA is the Saturday closest to December 31 of each year.  Fiscal year 2005 ended on December 31, 2005, and fiscal year 2006 will end on December 30, 2006.

As discussed more fully in Note H — Segment Information to the consolidated financial statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment primarily consists of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products, but also includes contract manufacturing services provided to a limited number of third-party customers.

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

The Macro Optimizers include healthy, low-glycemic convenience foods and other related products.  Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, and Nutrition and Fibergy Bars™ are included in this product category.  This product line also includes our RESET™ Weight Management Program designed to assist in a long-term change in diet, and the accompanying

RESET™ kit.  The RESET kit is conveniently packaged in a self-contained box with the USANA products needed to complete a five-day regimen, designed to assist in losing weight and providing a start to a long-term change in diet.

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection.  These products are produced with our patent-pending, self-preserving technology.  This technology uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives.  Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their businesses and selling our products.  These resource materials or sales tools include product brochures and business forms that are designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items that deal with health topics and personal motivation, which we then sell to Associates.  We also write and develop our own materials for CDs and DVDs, which are produced by our wholly-owned subsidiary FMG Productions.  New Associates are required to purchase a starter kit, which contains USANA training materials that assist Associates in starting and growing their businesses.  Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the six months ended as of the dates indicated:

	Sales By Product Line
	Six Months Ended
	July 2,	July 1,
	2005	2006
Product Line
USANA® Nutritionals
Essentials *	37%	38%
Optimizers	35%	33%
Macro Optimizers	9%	14%
Sensé — beautiful science®	15%	12%
All Other	4%	3%

* The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the six months ended as of the dates indicated.

	Six Months Ended
	July 2,	July 1,
	2005	2006
USANA® Essentials	22%	22%
HealthPak 100 ™	12%	14%
Proflavanol®	10%	9%

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

Results of Operations

Implementation of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which require equity-based compensation expense to be recognized in financial statements.  The Company used the modified version of prospective application to adopt these provisions.  Under this method, compensation expense includes the estimated fair value of equity awards vested during the reported period.  Our financial statements for 2006 interim periods are the first to reflect equity-based compensation expense.  Equity-based compensation expense recognized for the quarter, and six months ended July 1, 2006 was comprised as follows:

	Quarter	Six Months
	Ended July 1,	Ended July 1,
	2006	2006

Cost of sales	$143	$270
Selling, general and administrative	930	1,637
Research and development	132	245
	$1,205	$2,152

Net of tax, earnings for the quarter and six months ended July 1, 2006 were reduced by $819 thousand, and $1,504 thousand, respectively.  Earnings per basic and diluted share were reduced $0.04, and $0.07, respectively, from what earnings would have been exclusive of equity-based compensation.  The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in 2006 by $0.18.  The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of nonvested equity awards outstanding as of July 1, 2006.  This table does not include an estimate for future grants that may be issued.

Remainder of 2006	$2,578
2007	5,095
2008	4,718
2009	2,840
2010	2,203
Thereafter	412
$17,846

The expense above is expected to be recognized over a weighted-average period of 2.4 years.

More information on the Company’s equity-based compensation plans and the accounting for equity-based compensation expense can be found in note A—Equity-based Compensation to the consolidated financial statements.

Quarters Ended July 2, 2005 and July 1, 2006

Net Sales.  Net sales increased 14.5% to $93.9 million for the quarter ended July 1, 2006, an increase of $11.9 million from $82.0 million for the comparable quarter in 2005.  During the current quarter, net sales in the Direct Selling segment increased by $11.3 million, and net sales in the Contract Manufacturing segment increased by $0.6 million, when compared with the same period in 2005.

The following table summarizes the changes in net sales by segment and country for the fiscal quarters ended July 2, 2005 and July 1, 2006.

	Sales By Segment and Region
	(in thousands)
	Quarter Ended				Change from	Percent
Segment / Region	July 2, 2005		July 1, 2006		Prior Year	Change

Direct Selling
North America
United States	$33,067	40.3%	$39,818	42.4%	$6,751	20.4%
Canada	15,287	18.6%	18,010	19.2%	2,723	17.8%
Mexico	3,910	4.8%	4,373	4.6%	463	11.8%
North America Total	52,264	63.7%	62,201	66.2%	9,937	19.0%

Pacific Rim
Australia-New Zealand	11,241	13.7%	12,291	13.1%	1,050	9.3%
Hong Kong	3,377	4.1%	3,480	3.7%	103	3.1%
Japan	2,620	3.2%	2,417	2.6%	(203)	(7.7%)
Taiwan	5,381	6.6%	5,034	5.4%	(347)	(6.4%)
South Korea	1,323	1.6%	1,762	1.9%	439	33.2%
Singapore	3,606	4.4%	3,892	4.1%	286	7.9%
Pacific Rim Total	27,548	33.6%	28,876	30.8%	1,328	4.8%

Segment Total	79,812	97.3%	91,077	97.0%	11,265	14.1%

Contract Manufacturing	2,203	2.7%	2,834	3.0%	631	28.6%

Consolidated	$82,015	100.0%	$93,911	100.0%	$11,896	14.5%

The increase in net sales from the Direct Selling segment in North America was 19.0% compared with the second quarter of 2005.  On a constant currency basis, sales in this region improved 15.8% over the same period of the prior year.  The growth in this region was largely driven by strong sales in the United States, the Company’s largest and most mature market, and Canada.  Mexico also contributed to the increase in this region by growing 11.8% over the same period of the prior year.  The overall sales increase in this region during the second quarter was driven by a 16.9% increase in the number of active Associates.

Net sales in the Pacific Rim region of the Direct Selling segment improved 4.8% over the second quarter of 2005.  This increase came primarily from the Australia-New Zealand and South Korea markets.  On a constant currency basis, sales in this region improved 7.7% over the same period of the prior year.  The overall sales increase in this region during the second quarter was driven by an 8.3% increase in the number of active Associates, compared with the same period of the prior year.

The increase in net sales from our Contract Manufacturing segment can be attributed primarily to the fulfillment of backlogged orders.  We now believe that the backlogged orders are essentially fulfilled and anticipate that sales from this segment will be between $1.5 million and $2.0 million per quarter for the foreseeable future.

By way of guidance, typically our sequential sales growth is soft in the third quarter due to the slowdown that happens prior to our International Convention, which is held in mid-September.  Based on information that is currently available to the Company, we expect consolidated net sales between $94 and $96 million for the third quarter of 2006.  We have removed from our fiscal year 2006 guidance the expectation of opening a new market due to the difficulty in obtaining a business license and the lack of transparency to the approval process in that market.  We now expect consolidated net sales to grow between 15% and 17% for the fiscal year.  For the near future, our primary focus will be to obtain growth from existing markets in the Direct Selling segment.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region and country as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	July 2, 2005		July 1, 2006		Prior Year	Change
North America
United States	46,000	36.8%	57,000	40.1%	11,000	23.9%
Canada	22,000	17.6%	23,000	16.2%	1,000	4.5%
Mexico	9,000	7.2%	10,000	7.1%	1,000	11.1%
North America Total	77,000	61.6%	90,000	63.4%	13,000	16.9%

Pacific Rim
Australia-New Zealand	16,000	12.8%	18,000	12.7%	2,000	12.5%
Hong Kong	5,000	4.0%	6,000	4.2%	1,000	20.0%
Japan	4,000	3.2%	4,000	2.8%	—	0.0%
Taiwan	12,000	9.6%	13,000	9.2%	1,000	8.3%
South Korea	2,000	1.6%	2,000	1.4%	—	0.0%
Singapore	9,000	7.2%	9,000	6.3%	—	0.0%
Pacific Rim Total	48,000	38.4%	52,000	36.6%	4,000	8.3%

Total	125,000	100.0%	142,000	100.0%	17,000	13.6%

                We believe that the year-over-year second quarter increase in the number of active Associates was primarily due to ongoing communication with Associate leaders in the field as well as company-sponsored events and promotions held to motivate Associates.

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	July 2, 2005		July 2, 2006		Prior Year	Change
North America
United States	41,000	62.1%	48,000	64.0%	7,000	17.1%
Canada	18,000	27.3%	18,000	24.0%	—	0.0%
Mexico	1,000	1.5%	2,000	2.7%	1,000	100.0%
North America Total	60,000	90.9%	68,000	90.7%	8,000	13.3%

Pacific Rim
Australia-New Zealand	5,000	7.6%	6,000	8.0%	1,000	20.0%
Hong Kong	**	0.0%	**	0.0%	—	N/A
Japan	1,000	1.5%	1,000	1.3%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	6,000	9.1%	7,000	9.3%	1,000	16.7%

Total	66,000	100.0%	75,000	100.0%	9,000	13.6%

**Active Preferred Customer count is less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	July 2, 2005		July 1, 2006		Prior Year	Change
North America
United States	87,000	45.5%	105,000	48.4%	18,000	20.7%
Canada	40,000	20.9%	41,000	18.9%	1,000	2.5%
Mexico	10,000	5.3%	12,000	5.5%	2,000	20.0%
North America Total	137,000	71.7%	158,000	72.8%	21,000	15.3%

Pacific Rim
Australia-New Zealand	21,000	11.0%	24,000	11.1%	3,000	14.3%
Hong Kong	5,000	2.6%	6,000	2.8%	1,000	20.0%
Japan	5,000	2.6%	5,000	2.3%	—	0.0%
Taiwan	12,000	6.3%	13,000	6.0%	1,000	8.3%
South Korea	2,000	1.1%	2,000	0.9%	—	0.0%
Singapore	9,000	4.7%	9,000	4.1%	—	0.0%
Pacific Rim Total	54,000	28.3%	59,000	27.2%	5,000	9.3%

Total	191,000	100.0%	217,000	100.0%	26,000	13.6%

Gross Profit.  Consolidated gross profit increased slightly to 76.3% of net sales for the quarter ended July 1, 2006, from 76.2% for the comparable quarter in 2005.  This increase was generated by the Direct Selling segment, and was partially offset due to a larger percent of total net sales coming from the Contract Manufacturing segment, which yields meaningfully lower gross profit margins than the Direct Selling segment.

Gross profit in the Direct Selling segment for the quarter ended July 1, 2006 improved to 78.8% of net segment sales from 78.5% for the same quarter in 2005.  The increase in gross profit margins contributed by the Direct Selling segment can be attributed mainly to lower costs on certain key raw materials such as Coenzyme Q10 and was partially offset by higher freight costs on shipments to customers.

The Contract Manufacturing segment generated minimal gross profit margins from its third-party customers in the second quarters of both 2006 and 2005.  The absence of gross profit margin from third-party customers can be attributed, for the most part, to production inefficiencies in the segment’s third-party business.  In the second quarter of 2006, certain inventory was disposed of in this segment as a result of the Company continuing to focus more on its Direct Selling segment business.   Absent the impact of disposing of the inventory noted above, gross profit margin in the Contract Manufacturing segment would have approached 12% for the second quarter of 2006.  We note, however, that the Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé™ product line and not necessarily for the third-party business.

We believe that our consolidated gross profit margin will improve modestly in the third quarter of 2006 from current levels due to the following:

•                  The Contract Manufacturing segment will continue to represent a smaller percentage of consolidated net sales;

•                  Relatively lower costs on certain key raw materials in the Direct Selling segment; and

•                  Increased production efficiencies in the Contract Manufacturing segment.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 41.1% of net segment sales during the second quarter of 2006, compared to 40.0% for the same period in the prior year.  The increase in Associate incentives, relative to net segment sales, can be attributed to an increase in the amounts that we paid on contests and promotions during the current quarter.  We believe that Associate incentives will continue to be approximately 41% of net segment sales for the foreseeable future.  As we look for ways to increase sales through Associate activity, our Associate incentives as a percent of net segment sales may fluctuate modestly.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 19.2% of net sales for the quarter ended July 1, 2006 from 18.5% for the comparable quarter in 2005.  The increase, as a percentage of net sales, can be attributed to the recognition of equity-based compensation expense totaling $930 thousand as a result of the adoption of SFAS No. 123(R) (equity-based compensation expense was not recognized in prior years’ income statements), offset partially by leverage generated on an increasing sales base.

In absolute terms, our selling, general and administrative expenses increased by $2.8 million for the quarter ended July 1, 2006, when compared with the second quarter of 2005.  This absolute increase in selling, general and administrative expenses can be primarily attributed to increased spending in many of our markets to support growing sales, an increasing number of Associates, and the inclusion of equity-based compensation as noted above.

We believe that selling, general and administrative expenses, as a percentage of net sales, in the third quarter of 2006 will be slightly lower than the second quarter of 2006.

Other Income (Expense).  Other income (expense) changed from net other expense of $67 thousand in the second quarter of 2005, to net other income of $336 thousand for the quarter ended July 1, 2006.  This change in net other income (expense) of $403 thousand can primarily be attributed to foreign currency gains of approximately $174 thousand in the second quarter of 2006, compared to foreign currency losses of approximately $156 thousand in the second quarter of 2005, and, to a lesser extent, an increase in interest income.

Income taxes.  The Company’s year-to-date effective tax rate was adjusted from 35.5% to 34.8%, primarily due to better-than-expected results from Extraterritorial Income Exclusion and the Qualified Production Activity deduction.  This adjustment brought the rate for the quarter ended July 1, 2006 to 34.1%, which contributed $0.01 to diluted earnings per share for the quarter.

Net Earnings.  Net earnings increased 8.4% to $10.3 million for the quarter ended July 1, 2006, an increase of $801 thousand, from $9.5 million for the comparable quarter in 2005.  The increase in net earnings can be mostly attributed to increased net sales.

Diluted earnings per share improved to $0.55 for the second quarter of 2006, an increase of 14.6% from the $0.48 reported for the comparable quarter in 2005.  Diluted earnings per share included equity-based compensation expense that reduced earnings per share by $0.04 in the current quarter; whereas the diluted earnings per share of $0.48 in the prior year quarter did not include any impact from equity-based compensation expense.  We expect diluted earnings per share in the third quarter of 2006 to be between $0.55 and $0.57, which includes an estimated reduction due to equity-based compensation expense of $0.05 per share.  We expect diluted earnings per share for fiscal year 2006 to grow between 17% and 20%, excluding equity-based compensation expense.  Both third quarter and fiscal year 2006 guidance assume a tax rate for 2006 of 34.8%.  We also anticipate that equity-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.18.

Six Months Ended July 2, 2005 and July 1, 2006

Net Sales.  Consolidated net sales increased 15.7% to $183.6 million for the six months ended July 1, 2006, an increase of $25 million from $158.6 million for the comparable period in 2005.  The change consisted of a $23.4 million increase in the Direct Selling segment, and a $1.6 million increase in the Contract Manufacturing segment.

The following table summarizes the changes in net sales by segment and country for the six months ended July 2, 2005 and July 1, 2006.

	Sales By Segment and Region
	(in thousands)
	Six Months Ended				Change from	Percent
Segment / Region	July 2, 2005		July 1, 2006		Prior Year	Change

Direct Selling
North America
United States	$64,270	40.5%	$78,875	43.0%	$14,605	22.7%
Canada	30,149	19.0%	34,989	19.1%	4,840	16.1%
Mexico	7,103	4.5%	8,471	4.6%	1,368	19.3%
North America Total	101,522	64.0%	122,335	66.7%	20,813	20.5%

Pacific Rim
Australia-New Zealand	21,885	13.8%	23,565	12.9%	1,680	7.7%
Hong Kong	6,417	4.1%	6,656	3.6%	239	3.7%
Japan	5,118	3.2%	4,849	2.6%	(269)	(5.3%)
Taiwan	10,445	6.6%	10,015	5.5%	(430)	(4.1%)
South Korea	2,368	1.5%	2,978	1.6%	610	25.8%
Singapore	6,706	4.2%	7,432	4.0%	726	10.8%
Pacific Rim Total	52,939	33.4%	55,495	30.2%	2,556	4.8%

Segment Total	154,461	97.4%	177,830	96.9%	23,369	15.1%

Contract Manufacturing	4,132	2.6%	5,732	3.1%	1,600	38.7%

Consolidated	$158,593	100.0%	$183,562	100.0%	$24,969	15.7%

The increase in net sales from the Direct Selling segment in North America was 20.5% compared with the first six months of 2005, and was the result of strong growth in all three countries within this region.  On a constant currency basis, sales in this region improved 17.7% over the same period of the prior year.  The overall sales increase in this region during the first six months of 2006 was driven largely by an increase in the number of active Associates.

Net sales in the Pacific Rim region of the Direct Selling segment improved 4.8% over the first six months of 2005.  This increase came primarily from Australia-New Zealand, South Korea, and Singapore.  On a constant currency basis, sales in this region increased 8.2% over the same period of the prior year.  The overall sales increase in this region during the first six months of 2006 was also driven largely by an increase in the number of active Associates.

The increase in net sales of our Contract Manufacturing segment can be attributed mostly to the fulfillment of backlogged orders.

Gross Profit.  Consolidated gross profit decreased slightly to 76.2% of net sales for the six months ended July 1, 2006, from 76.3% for the comparable period in 2005.  The decline in gross profit margins can be attributed to a larger percent of total net sales coming from the Contract Manufacturing segment, which yields meaningfully lower gross profit margins than the Direct Selling segment, and to a lesser extent, the expensing of equity-based compensation, which increased cost of sales by $270 thousand for the first six months of 2006.

The Direct Selling segment’s gross profit margin improved to 78.8% during the first six months of 2006, compared to 78.4% for the six months ended July 2, 2005.  The improvement in gross profit margin for the Direct Selling segment can mainly be attributed to lower costs on certain key raw materials such as Coenzyme Q10, partially offset by higher freight costs on shipments to customers.

The Contract Manufacturing segment generated minimal gross profit margins from its third-party customers during the six months ended July 1, 2006, compared to a gross profit margin of 0.5% during the comparable period of the prior year.  The absences of gross profit margin from third-party customers can be attributed to production inefficiencies in the segment’s third-party business.  In the second quarter of 2006, certain inventory was disposed of in this segment as a result of the Company continuing to focus more on its Direct Selling segment business.  Absent the impact of disposing of the inventory noted above, gross profit margin in the Contract Manufacturing segment would have been approximately 6% for the first six months of 2006.  We note, however, that the Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé™ product line, not for the third-party business.

Associate Incentives.  Associate incentives increased to 41.0% of net segment sales for the six months ended July 1, 2006, compared to 39.8% in the comparable period of 2005.  The increase in Associate incentives, relative to net segment sales, can be attributed to an increase in the amounts that we paid on contests and promotions during the first six months of 2006, as well as a higher proportion of commissionable sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expense increased to 19.4% of net sales for the six months ended July 1, 2006, from 18.9% for the comparable period in 2005.  The increase, as a percentage of net sales, can be attributed largely to the recognition of equity-based compensation expense totaling $1.6 million as a result of the adoption of SFAS No. 123(R) (equity-based compensation expense was not recognized in prior years’ income statements), and, to our inaugural Asia-Pacific convention, which added $524 thousand to our selling, general and administrative expenses.  The increased cost as a percentage of sales resulting from the aforementioned expenses was partially offset by leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $5.6 million for the six months ended July 1, 2006, when compared to the same period of the prior year.  This absolute increase in selling, general and administrative expenses can be attributed, for the most part, to the following:

•                  An increase in spending in many of our markets to support growing sales and an increasing number of Associates;

•                  Expensing of equity-based compensation during the first six months of 2006, as noted above; and

•                  Costs associated with our inaugural Asia-Pacific convention that we held in March 2006.

Other Income.  Other income increased $533 thousand from $98 thousand during the first six months of 2005, to $631 thousand during the first six months of 2006.  This change in net other income can primarily be attributed to foreign currency gains of approximately $322 thousand during the first six months of 2006, compared to foreign currency losses of approximately $96 thousand in the comparable period of the prior year, and, to a lesser extent, an increase in interest income.

Income Taxes.   Income taxes totaled 34.8% of earnings before income taxes for the first six months of 2006, compared with 35.0% for the first six months of 2005.  The decrease in the effective tax rate was mostly attributed to reduced foreign tax rates and better-than-expected results from Extraterritorial Income Exclusion and the Qualified Production Activity deduction.  In 2007, the Qualified Production Activity deduction will increase to 6% when the full repeal of the Extraterritorial Income Exclusion takes place.

We expect the effective tax rate for the full year of 2006 to be approximately 34.8%.  This is an increase of 1.1% from the 2005 effective tax rate of 33.7% due primarily to reduced benefits from the Extraterritorial Income Exclusion.  The effective tax rate for the last six months of 2006 can be affected by the type and amount of stock options exercised during the period, among other things.

Net Earnings.  Net earnings increased 7.8% to $19.9 million for the six months ended July 1, 2006, an increase of $1.4 million from $18.5 million for the comparable period in 2005.  The increase in net earnings can be mainly attributed to higher net sales.

Diluted earnings per share improved to $1.05 for the first six months of 2006, an increase of $0.12, or 12.9%, from the $0.93 reported for the comparable period in 2005.  The diluted earnings per share of $1.05 included equity-based compensation expense that reduced earnings per share by $0.07 in the first six months of 2006; whereas the diluted earnings per share of $0.93 during the comparable period of the prior year did not include any impact from equity-based compensation expense.

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations.  During the first six months of 2006, net cash flows from operating activities totaled $30.2 million, compared to $22.0 million for the same period in 2006.  Cash and cash equivalents decreased to $9.2 million at July 1, 2006, from $10.6 million at December 31, 2005, and $25.5 million at April 1, 2006.  Additionally, net working capital decreased to $7.4 million at July 1, 2006, compared to net working capital of $15.3 million at December 31, 2005.  The decrease in cash and cash equivalents and net working capital during the first six months of 2006 can be primarily attributed to the purchase of shares under the Company’s Share Repurchase Plan totaling $30.1 million.

The Company has continued to grow significantly over the last several years and requires additional administrative and warehouse space, as well as additional parking space.  To address this need, the Company is expanding its corporate headquarters and anticipates the facility expansion will require an investment between $8 million and $10 million during 2006.  As of July 1, 2006, investments in this project totaled approximately $867 thousand.  The total estimated investment to complete this project is about $13 million.

During the quarter ended July 1, 2006, our $10 million credit facility was amended, increasing our line of credit to $25 million.  Also affected by the amendment were the restrictive covenants, which are now based on EBITDA and a debt coverage ratio.  As of July 1, 2006, we were in compliance with these covenants.

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

Foreign Currency Risks.  Consolidated net sales outside the United States represented 56.9% and 53.9% of net sales for the six months ended July 2, 2005 and July 1, 2006, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted average exchange rates for reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers.  As of July 1, 2006, option contracts were in place to offset our exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, and Mexican Peso.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2005	2006	2005	2006

Canadian Dollar	1.24	1.12	1.23	1.14
Australian Dollar	1.30	1.34	1.29	1.35
New Zealand Dollar	1.40	1.60	1.40	1.55
Hong Kong Dollar	7.79	7.76	7.79	7.76
Japanese Yen	107.59	114.29	106.06	115.57
New Taiwan Dollar	31.39	32.17	31.43	32.24
Korean Won	1,008.72	949.37	1,015.54	962.55
Singapore Dollar	1.66	1.59	1.65	1.61
Mexican Peso	10.95	11.18	11.07	10.89
Chinese Yuan	*	8.01	*	8.03

*    Company did not have operations in market during period indicated.

Interest Rate Risks.  As of July 1, 2006, we had no outstanding debt and, therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs, as circumstances require.  In the event that it becomes necessary to finance with debt, there can be no assurance that we will be able to borrow at favorable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases made for each fiscal month during the quarter ended July 1, 2006 are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 2, 2006 through May 6, 2006
(Fiscal April)	173	$37.58	173	$34,299

May 7, 2006 through June 3, 2006
(Fiscal May)	470	$37.72	470	$16,570

June 4, 2006 through July 1, 2006
(Fiscal June)	158	$37.45	158	$10,654

	801	$37.64	801

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on April 19, 2006, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of five directors,

(2)          Ratification of the Board’s selection of Grant Thornton LLP as our independent certified public accountants of USANA for fiscal year 2006,

(3)          The USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan,

(4)          An amendment to the Company’s Articles of Incorporation to include a provision limiting the liability of directors to the Company for monetary damage, and

(5)          An amendment to the Company’s Articles of Incorporation to include a provision indemnifying the Company’s officers and directors against expenses and costs incurred by such persons in connection with certain legal proceedings.

A total of 16,959,060 shares (approximately 92%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	16,770,742	188,318
Ronald S. Poelman	16,608,475	350,585
Robert Anciaux	16,684,734	274,326
Denis E. Waitley, PhD	16,743,179	215,881
Jerry G. McClain	16,643,542	315,518

2.               For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA for fiscal year 2006 as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
16,854,094	85,595	19,370

3.               For the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld	Broker Non-votes
10,643,400	2,792,226	21,624	3,501,810

4.               For an amendment to the Company’s Articles of Incorporation to include a provision limiting the liability of directors to the Company for monetary damages as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
16,734,109	157,988	66,963

5.               For an amendment to the Company’s Articles of Incorporation to include a provision indemnifying the Company’s officers and directors against expenses and costs incurred by such persons in connection with certain legal proceedings as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
16,785,304	102,140	71,616

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

3.2	Bylaws [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

10.2	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]

10.3	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (filed herewith)

10.4	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

10.5

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

10.7	Form of Incentive Stock Option Agreement under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.8

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.9

Form of Stock-Settled Stock Appreciation Rights Award Agreement for directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 26, 2006]

10.10

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

USANA HEALTH SCIENCES, INC.

Date: August 8, 2006	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)