Form 10-Q
period 2006-09-30
USANA HEALTH SCIENCES INC
filed 2006-11-07
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filing and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2006 was 17,780,696.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2005	2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,579	$20,977
Inventories	22,223	22,497
Prepaid expenses and other current assets	6,024	6,833
Deferred income taxes	3,004	2,715

Total current assets	41,830	53,022

Property and equipment, net	23,302	25,764

Goodwill	5,690	5,690

Other assets	2,886	2,349
	$73,708	$86,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,955	$8,928
Other current liabilities	21,601	25,954

Total current liabilities	26,556	34,882

Long-term liabilities	1,414	—

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,343 shares as of December 31, 2005 and 17,811 shares as of September 30, 2006	18	18
Additional paid-in capital	9,161	11,996
Retained earnings	35,720	39,110
Accumulated other comprehensive income	839	819

Total stockholders’ equity	45,738	51,943
	$73,708	$86,825

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	October 1,	September 30,
	2005	2006

Net sales	$82,225	$95,187

Cost of sales	19,760	22,188

Gross profit	62,465	72,999

Operating expenses:
Associate incentives	32,545	38,483
Selling, general and administrative	14,756	17,898
Research and development	551	881

Total operating expenses	47,852	57,262

Earnings from operations	14,613	15,737

Other income (expense):
Interest income	143	141
Interest expense	(8)	—
Other, net	37	(73)

Other income, net	172	68

Earnings before income taxes	14,785	15,805

Income taxes	4,743	5,582

Net earnings	$10,042	$10,223

Earnings per common share
Basic	$0.53	$0.57
Diluted	$0.51	$0.55

Weighted-average common shares outstanding
Basic	18,867	17,780
Diluted	19,755	18,486

The accompanying notes are an integral part of these statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	October 1,	September 30,
	2005	2006

Net sales	$240,818	$278,749
Cost of sales	57,269	65,802
Gross profit	183,549	212,947

Operating expenses:
Associate incentives	94,006	111,365
Selling, general and administrative	44,773	53,515
Research and development	1,839	2,443

Total operating expenses	140,618	167,323

Earnings from operations	42,931	45,624

Other income (expense):
Interest income	340	446
Interest expense	(11)	(4)
Other, net	(59)	257

Other income, net	270	699

Earnings before income taxes	43,201	46,323

Income taxes	14,688	16,196

Net earnings	$28,513	$30,127

Earnings per common share
Basic	$1.50	$1.66
Diluted	$1.44	$1.60

Weighted average common shares outstanding
Basic	18,961	18,130
Diluted	19,849	18,830

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended October 1, 2005 and September 30, 2006

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Nine Months Ended October 1, 2005
Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843
Comprehensive income
Net earnings	—	—	—	28,513	—	28,513
Foreign currency translation adjustment, net	—	—	—	—	(596)	(596)
Comprehensive income						27,917
Common stock retired	(353)	—	(3,948)	(11,053)	—	(15,001)
Common stock issued under equity-based award plan, including tax benefit of $3,551	333	—	6,241	—	—	6,241
Balance at October 1, 2005	18,933	$19	$14,146	$51,956	$879	$67,000

For the Nine Months Ended September 30, 2006
Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738
Comprehensive income
Net earnings	—	—	—	30,127	—	30,127
Foreign currency translation adjustment, net	—	—	—	—	(20)	(20)
Comprehensive income						30,107
Common stock retired	(868)	(1)	(6,367)	(26,737)	—	(33,105)
Common stock awarded to Associates	2	1	100	—	—	101
Equity-based compensation expense	—	—	3,468	—	—	3,468
Common stock issued under equity-based award plan, including tax benefit of $3,090	334	—	5,634	—	—	5,634
Balance at September 30, 2006	17,811	$18	$11,996	$39,110	$819	$51,943

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1,	September 30,
	2005	2006

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$28,513	$30,127
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,353	4,249
(Gain) loss on sale of property and equipment	7	(2)
Equity-based compensation expense	—	3,468
Excess tax benefit from equity-based payment arrangements	—	(2,109)
Common stock awarded to Associates	—	101
Deferred income taxes	(255)	(1,309)
Allowance for inventory valuation	1,296	1,813
Changes in operating assets and liabilities:
Inventories	(9,079)	(1,897)
Prepaid expenses and other assets	667	(544)
Accounts payable	1,836	3,953
Other current liabilities	5,427	7,189

Total adjustments	4,252	14,912

Net cash provided by operating activities	32,765	45,039

Cash flows from investing activities
Proceeds from the sale of property and equipment	17	17
Purchases of property and equipment	(3,668)	(6,278)

Net cash used in investing activities	(3,651)	(6,261)

Cash flows from financing activities
Proceeds from exercise of equity-based awards	2,690	2,544
Excess tax benefit from equity-based payment arrangements	—	2,109
Redemption of common stock	(15,001)	(33,105)

Net cash used in financing activities	(12,311)	(28,452)

Effect of exchange rate changes on cash and cash equivalents	(549)	72

Net increase (decrease) in cash and cash equivalents	16,254	10,398

Cash and cash equivalents, beginning of period	15,067	10,579

Cash and cash equivalents, end of period	$31,321	$20,977

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8	$5
Income taxes	11,002	15,788

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and Subsidiaries (the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006, and results of operations for the quarters and nine months ended October 1, 2005 and September 30, 2006.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the quarter and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the fiscal year ending December 30, 2006.

Recently Issued Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on technical merits of the provision. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company’s accounting for income tax contingency reserves is not based on the provisions of FIN 48 because its financial statements for the nine months ended September 30, 2006 have been issued without the early adoption of the provisions of this interpretation.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”).  EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is imposed concurrently with or subsequent to a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006.  The Company currently presents taxes on a net basis within the scope of this issue.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 requires registrants to quantify the impact of correcting misstatements on the current year financial statements using both the rollover and iron curtain approaches.  The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement.  The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.  The Company will be required to adopt the provisions of SAB 108 for its fiscal year ending December 30, 2006.  Management believes the provisions of SAB 108 will have no material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

NOTE A — EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application.  Under this method, compensation expense includes the estimated fair value of equity awards earned during the reported periods.  Expense for equity awards earned is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Equity-based compensation expense recognized for the quarter and nine months ended September 30, 2006 was comprised as follows:

	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Cost of sales	$145	$415
Selling, general and administrative	1,033	2,670
Research and development	138	383
	$1,316	$3,468

The impact of equity-based compensation expense on net earnings and earnings per share for the quarter and nine months ended September 30, 2006 can be found in the pro forma table in this footnote.  The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in 2006 by $0.18.  The following table shows the remaining unrecognized compensation expense on a pre-tax basis related to all types of equity awards outstanding as of September 30, 2006.  This table does not include an estimate for future grants that may be issued.

Remainder of 2006	$1,321
2007	5,222
2008	4,846
2009	2,967
2010	2,356
Thereafter	512
$17,224

The cost above is expected to be recognized over a weighted-average period of 2.4 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from equity-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows.  SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of equity awards to be included in cash flows from financing activities.  The excess tax benefits of $2,109 related to equity-based compensation included in cash flows from financing activities during the nine months ended September 30, 2006 would have been included in cash flows from operating activities if the Company had not adopted SFAS No. 123(R).

NOTE A — EQUITY-BASED COMPENSATION — CONTINUED

The Company has elected to follow the transition guidance indicated in Paragraph 81 of SFAS No. 123(R) for purposes of calculating the pool of excess tax benefits available to absorb possible future tax deficiencies.  As such, the Company has calculated its historical “APIC pool” of windfall tax benefits using the long-form method.

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation was recognized in the Company’s financial statements for the quarter and nine months ended October 1, 2005.  In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in the Company’s financial statements for the quarter and nine months ended September 30, 2006.  Also illustrated are the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for the quarter and nine months ended October 1, 2005:

		Quarter Ended		Nine Months Ended
		October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Net earnings	As reported	$10,042	$10,223	$28,513	$30,127
Add: Compensation cost included in reported net income		—	870	—	2,374
Deduct: Total compensation expense under the fair value method for all awards		(491)	(870)	(1,406)	(2,374)
Net earnings	Pro forma	$9,551	$10,223	$27,107	$30,127

Earnings per share - basic	As reported	$0.53	$0.57	$1.50	$1.66
	Pro forma	$0.51	$0.57	$1.43	$1.66

Earnings per share - diluted	As reported	$0.51	$0.55	$1.44	$1.60
	Pro forma	$0.48	$0.55	$1.37	$1.60

* For the quarter and nine months ended September 30, 2006, earnings per basic and diluted share were reduced $0.05 and $0.13, respectively, from what earnings would have been exclusive of equity-based compensation.

The Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”), which was approved by the shareholders at the Annual Shareholders’ Meeting held on April 19, 2006, allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.  Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the “2002 Plan”), which was limited to the granting of incentive and non-qualified stock options.  Between January 1, 2006 and April 19, 2006, the Company granted options for 175 shares of stock under the 2002 Plan.  Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant.  The 2006 Plan replaces the 2002 Plan for all future grants, and no new awards will be granted under the 2002 Plan.  The 2006 Plan authorized 5,000 shares of common stock for issuance, of which 4,654 shares were available for future issuance as of September 30, 2006.  Of

NOTE A — EQUITY-BASED COMPENSATION — CONTINUED

the 346 shares granted under the 2006 Plan, 340 were stock-settled stock appreciation rights, 3 were stock options, and 3 were deferred stock units.  The Company’s Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.  Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter commencing on the last day of the fiscal quarter in which the awards are granted, and will expire five years to five and one-half years from the date of grant.  Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility.  Prior to the implementation of SFAS No. 123(R), expected volatility represented the historical share prices of the Company’s common stock over the expected life of the award and the risk-free interest rate was based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Expected life was based on the contractual term of the award.  Grant price was the market value on the date of grant, established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

Preceding the adoption of SFAS No. 123(R), the Company engaged a third-party valuation expert to analyze assumptions used by the Company and to determine changes necessary for a more accurate reflection of the estimated fair value of equity awards granted by the Company.  Based on this analysis, the Company decided that, effective January 1, 2006, expected volatility will be calculated by averaging the historical volatility of the Company and a peer group index.  The risk-free interest rate will continue to be based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Also, effective January 1, 2006, due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, will be used to determine expected life while permitted.  Awards will continue to be granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.  We estimate that the equity-based compensation expense included in earnings before income taxes for the nine months ended September 30, 2006 was decreased by approximately $254 due to the above mentioned change in assumptions used to estimate fair value of awards granted during the nine months ended September 30, 2006.

The following table includes weighted-average assumptions used to calculate the fair value of awards granted during the periods indicated, as well as the weighted-average fair value of awards granted.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2006	2005	2006
Expected volatility	*	57.04%	71.69%	57.04%
Risk-free interest rate	*	5.04%	3.87%	4.81%
Expected life	*	4.250 yrs.	5.250 yrs.	4.137 yrs.
Expected dividend yield	*	0.00%	0.00%	0.00%
Weighted-average fair value of awards granted	*	$18.47	$26.84	$18.77

*   No grants were issued during period.

There were no deferred stock units granted during the quarter ended September 30, 2006.  The weighted-average fair value and grant price of the three deferred stock units granted during the nine months ended September 30, 2006 was $37.60.

NOTE A — EQUITY-BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted- average Exercise Price*	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value**
Outstanding at December 31, 2005	1,773	$17.43	6.97	$37,121
Granted	518	$38.00
Exercised	(334)	$7.61
Canceled or expired	(12)	$27.69
Outstanding at September 30, 2006	1,945	$24.53	5.98	$39,058
Exercisable at September 30, 2006	746	$19.58	6.89	$18,696

*                    All awards are granted at the market value on the date of grant, which is established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

**             Aggregate intrinsic value is defined as the difference between the current market value and the exercise price of awards that were in-the-money, and is estimated using the closing price of the Company’s common stock on the last trading day of the period.

Total intrinsic value of awards exercised during the nine month periods ending October 1, 2005 and September 30, 2006, which includes stock options and stock-settled stock appreciation rights, was $12,035 and $11,313, respectively.

A summary of the Company’s deferred stock unit activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted- average Fair Value
Nonvested at December 31, 2005	—	$—
Granted	3	$37.60
Vested	(1)	$37.60
Canceled or expired	—	$—

Nonvested at September 30, 2006	2	$37.60

The total fair value of awards that vested during the nine months ended October 1, 2005 and September 30, 2006 was $2,962 and $3,274, respectively.  This total fair value included equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE B — INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2005	2006
Raw materials	$11,878	$10,480
Work in progress	3,533	4,129
Finished goods	9,482	10,968
	24,893	25,577

Less allowance for inventory valuation	2,670	3,080
	$22,223	$22,497

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2005	2006
Prepaid expenses	$2,038	$858
Miscellaneous receivables, net	3,537	4,477
Other current assets	449	1,498
	$6,024	$6,833

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		December 31,	September 30,
	Years	2005	2006

Buildings	40	$10,377	$10,672
Laboratory and production equipment	5-7	9,706	10,701
Sound and video library	5	600	600
Computer equipment and software	3-5	23,083	23,431
Furniture and fixtures	3-5	2,654	2,707
Automobiles	3-5	248	239
Leasehold improvements	3-5	2,709	2,790
Land improvements	15	931	931
		50,308	52,071

Less accumulated depreciation and amortization		29,605	32,711
		20,703	19,360
Land		2,064	2,068
Deposits and projects in process		535	4,336
		$23,302	$25,764

NOTE E — GOODWILL

Goodwill represents the excess of the purchase price paid for acquired entities over the fair market value of the net assets acquired.  As of September 30, 2006, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Product Development, Inc. (WPD) and $1,423 that was associated with the February 1, 2004 acquisition of FMG.  No events have occurred subsequent to either acquisition that have resulted in an impairment of the original goodwill amounts initially recorded from the transactions.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess.

During July 2006, an independent third party conducted the annual impairment test of goodwill related to the acquisition of WPD.  The fair market value of the net assets of WPD was estimated using widely accepted valuation methods, including both a market approach and an income approach.  In determining the fair market value as part of the impairment test, certain assumptions were used to project future results that management believes are reasonable, given current facts and circumstances; however, there can be no assurance that, under the assumptions used, these projections will materialize.  Based upon the results of the independent appraisal, the fair market value of the net assets of WPD has been determined to be in excess of the carrying amount of the net assets, and, therefore, no impairment loss for goodwill has been recognized.

NOTE F — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,	September 30,
	2005	2006
Associate incentives	$3,528	$5,367
Accrued employee compensation	6,257	5,481
Income taxes	2,429	2,209
Sales taxes	2,354	2,511
Associate promotions	616	517
Unearned revenue	1,903	2,797
Provision for returns and allowances	943	886
All other	3,571	6,186
	$21,601	$25,954

NOTE G — COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period.  Weighted-average shares issued and weighted-average shares redeemed during the periods indicated have been included in the calculation of weighted-average shares outstanding for basic earnings per share.  Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in diluted earnings per share calculations include equity-based awards that are in-the-money but have not yet been exercised.

	For the Quarter Ended
	October 1,	September 30,
	2005	2006
Earnings available to common shareholders	$10,042	$10,223

Basic EPS
Shares
Common shares outstanding entire period	18,953	18,343
Weighted-average common shares:
Issued during period	266	263
Canceled during period	(352)	(826)
Weighted-average common shares outstanding during period	18,867	17,780
Earnings per common share - basic	$0.53	$0.57

Diluted EPS
Shares
Weighted-average shares outstanding during period - basic	18,867	17,780
Dilutive effect of equity-based awards	888	706
Weighted-average shares outstanding during period - diluted	19,755	18,486
Earnings per common share - diluted	$0.51	$0.55

Options to purchase 16 shares of stock were excluded from the computation of EPS for the quarter ended September 30, 2006 due to their exercise price being greater than the average market price of the shares.

NOTE G — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	For the Nine Months Ended
	October 1,	September 30,
	2005	2006
Earnings available to common shareholders	$28,513	$30,127

Basic EPS
Shares
Common shares outstanding entire period	18,953	18,343
Weighted-average common shares:
Issued during period	198	184
Canceled during period	(190)	(397)
Weighted-average common shares outstanding during period	18,961	18,130
Earnings per common share - basic	$1.50	$1.66

Diluted EPS
Shares
Weighted-average shares outstanding during period - basic	18,961	18,130
Dilutive effect of equity-based awards	888	700
Weighted-average shares outstanding during period - diluted	19,849	18,830
Earnings per common share - diluted	$1.44	$1.60

Options to purchase 218 shares of stock were excluded from the computation of EPS for the nine months ended September 30, 2006, due to their exercise price being greater than the average market price of the shares.

During the nine months ended September 30, 2006, and October 1, 2005, the Company expended $33,105 and $15,001 to purchase 868 and 353 shares, respectively, which reduced the number of shares issued and outstanding for these periods.

NOTE H — SEGMENT INFORMATION

The Company’s operations are distinguished by regions served and method of distribution employed.  Two reportable business segments are recognized by the Company: Direct Selling and Contract Manufacturing.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on net sales and the amount of operating income or loss.  Segment profit or loss is based on profit or loss from operations before income taxes.  All intercompany transactions, intercompany profit, currency gains and losses, interest income and expense, and income taxes are excluded from the Company’s determination of segment profit or loss.

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

Selected financial information for the Direct Selling segment is reported for two geographic regions: North America and Pacific Rim.  North America includes the United States, Canada, and Mexico.  All other entities outside of North America are located within the Pacific Rim region, which includes Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and

NOTE H — SEGMENT INFORMATION — CONTINUED

Singapore.  The Pacific Rim region will also include Malaysia, where, as previously announced, we expect to begin operations in the first quarter of 2007.

The profitability of each reported region within the Direct Selling segment is representative of what is controllable within that region by local management and is not necessarily indicative of actual profit or loss generated by a fully burdened region.  However, the presentation of the data is consistent with how management evaluates each region and the respective markets within that region.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment primarily exist for the production of the Company’s Sensé™ line of skin and personal care products.  In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of external customers.  This segment includes operations located in Draper, Utah and at a facility in Tianjin, China, which the Company acquired in October 2005.  Manufacturing and packaging activities for the Company’s Sensé products began at the Draper, Utah facility during the fourth quarter of 2003.  In the third quarters of 2005 and 2006, we had three and two external customers, respectively, that accounted for more than ten percent of segment sales.

Financial information summarized by operating segment and geographic region for the quarters ended October 1, 2005 and September 30, 2006 is listed below:

	Net Sales to External Customers	Inter-segment Revenues	Earnings before Income Taxes
Quarter ended October 1, 2005:

Direct Selling

North America	$53,861	$17,065	$8,195
Pacific Rim	26,689	1,467	6,645

Segment Total	80,550	18,532	14,840

Contract Manufacturing	1,675	1,066	22

Reportable Segments Total	82,225	19,598	14,862

Unallocated and Other *	—	(19,598)	(77)

Consolidated Total	$82,225	$—	$14,785

*       “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE H — SEGMENT INFORMATION — CONTINUED

	Net Sales to External Customers	Inter-segment Revenues	Earnings before Income Taxes
Quarter ended September 30, 2006:

Direct Selling

North America	$61,384	$14,735	$19,145
Pacific Rim	32,023	1,354	18,862

Segment Total	93,407	16,089	38,007

Contract Manufacturing	1,780	1,081	(167)

Reportable Segments Total	95,187	17,170	37,840

Unallocated and Other *	—	(17,170)	(22,035)

Consolidated Total	$95,187	$—	$15,805

Financial information summarized by operating segment and geographic region for the nine months ended October 1, 2005 and September 30, 2006 is listed below:

	Net Sales to External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended October 1, 2005:

Direct Selling

North America	$155,383	$50,316	$22,615	$21,825	$65,080
Pacific Rim	79,628	4,125	19,359	2,861	11,653

Segment Total	235,011	54,441	41,974	24,686	76,733

Contract Manufacturing	5,807	4,937	793	6,444	14,327

Reportable Segments Total	240,818	59,378	42,767	31,130	91,060

Unallocated and Other *	—	(59,378)	434	161	3,681

Consolidated Total	$240,818	$—	$43,201	$31,291	$94,741

*       “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

NOTE H — SEGMENT INFORMATION — CONTINUED

	Net Sales to External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Nine months ended September 30, 2006:

Direct Selling

North America	$183,719	$47,401	$34,531	$23,635	$57,938
Pacific Rim	87,518	3,998	33,266	2,584	12,969

Segment Total	271,237	51,399	67,797	26,219	70,907

Contract Manufacturing	7,512	3,406	(349)	7,699	13,226

Reportable Segments Total	278,749	54,805	67,448	33,918	84,133

Unallocated and Other *	—	(54,805)	(21,125)	(115)	2,692

Consolidated Total	$278,749	$—	$46,323	$33,803	$86,825

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

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional, weight management, and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors whom we refer to as “Associates.”  As of September 30, 2006, we had approximately 145 thousand active Associates worldwide.  We also sell products directly to “Preferred Customers,” who purchase our products for personal use and are not permitted to resell or distribute the products.  As of September 30, 2006, we had approximately 76 thousand active Preferred Customers worldwide.  The majority of sales in the Direct Selling segment come from Associates.  For the nine months ended September 30, 2006, sales to Associates accounted for approximately 86% of net sales for the Direct Selling segment.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased products from USANA at any time during the most recent three-month period.

Our fiscal year end is the Saturday closest to December 31 of each year.  Fiscal year 2005 ended on December 31, 2005, and fiscal year 2006 will end on December 30, 2006.

As discussed more fully in Note H – Segment Information to the Consolidated Financial Statements, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional, weight management, and personal care products through a network marketing system.  The Contract Manufacturing segment consists of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products as well as contract manufacturing services provided to a limited number of third-party customers.

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

Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, Body Rox™ - Active Calcium™ Chewable, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, and Hepasil DTX™.  This product category also now includes the unique TenX™ Antioxidant Blast, which is an antioxidant-rich supplement bar that was introduced at our International Convention held in September 2006.

The Macro Optimizers include healthy, low-glycemic convenience foods and other related products.  Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, and Nutrition and Fibergy Bars™ are included in this product category.  Also included in this product category is our RESET™ Weight Management Program designed to assist in a long-term change in diet, and the accompanying RESET kit.  The RESET kit is conveniently packaged in a self-contained box with the USANA products needed to complete a five-day regimen, designed to assist in losing weight and providing a start to a long-term change in diet.

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

All Other

In addition to our principal product lines, we have developed and sell to Associates materials and online tools designed to assist them in building their businesses and selling products.  These resource materials and sales tools include product brochures and business forms that are designed by us internally and printed by outside publishers.  Materials written and developed by us for CDs and DVDs are published by our wholly-owned subsidiary USANA Studios, aka FMG Productions.  We also provide re-prints from time to time from other commercial publications that feature USANA and may be used as a sales tool.  As an example, in September 2006 we purchased large quantities of the November issue of Success from Home magazine featuring USANA to resell to our Associates.  Additionally, we periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which we then sell to Associates.  New Associates are required to purchase a starter kit, which contains USANA training materials that assist the Associates in starting and growing their businesses.  Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentage of total product revenue for the Direct Selling segment contributed by major product line for the nine months ended as of the dates indicated:

	Sales By Product Line
	Nine Months Ended
	October 1,	September 30,
Product Line	2005	2006
USANA® Nutritionals
Essentials *	38%	38%
Optimizers	34%	34%
Macro Optimizers	9%	13%
Sensé – beautiful science®	15%	11%
All Other	4%	4%

* The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the nine months ended as of the dates indicated:

	Nine Months Ended
	October 1,	September 30,
	2005	2006
USANA® Essentials	23%	21%
HealthPak 100 ™	13%	14%
Proflavanol®	10%	9%

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

•                  Potential adverse effects of taxation and transfer pricing regulations including regulations governing distinctions between and Company responsibilities to employees and independent contractors;

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

Results of Operations

Summary of Financial Results and Recent Developments

Consolidated net sales for the quarter and nine months ended September 30, 2006 continued to improve over prior year results, increasing 15.8% for both the quarter and nine month period.  Excluding the positive impact of foreign currency fluctuation, sales increased 14.7% and 14.9%, respectively, for the quarter and nine months ended September 30, 2006.  Overall, sales growth can be attributed to an increase in the number of active Associates in most countries within the Direct Selling segment.  In terms of sales growth, the third quarter is seasonally our weakest quarter of the year.  The summer vacation season in North America, along with the anticipation for new products introduced at our International Convention typically held toward the end of the third quarter each year, generally bring some seasonality and softness to our business in the third quarter.

Net income for the third quarter and first nine months of 2006 increased 1.8% and 5.7%, respectively, over the same periods in 2005.  As a percentage of net sales, net income decreased from 12.2% for the third quarter of 2005, to 10.7% for the third quarter of 2006, and from 11.8% for the first nine months of 2005, to 10.8% for the first nine months of 2006.  Two items that have most significantly influenced net earnings for the year have been increased net sales and the recognition of equity-based compensation expense as a result of the adoption of SFAS No. 123(R) (equity-based compensation expense was not recognized in prior years’ income statements), which is discussed further below.

One of the key highlights of the current year quarter was the Company’s annual International Convention held in Salt Lake City, Utah, where nearly 7,000 Associates from 12 different countries were in attendance.  At Convention, we introduced a new Optimizer supplement, TenX™ Antioxidant Blast, a unique dietary supplement fruit bar that provides the equivalent of two fruit servings and is fortified with important antioxidants, including quercetin and our patented Olivol® olive-fruit extract.

We also announced that we will be featured in the November issue of Success from Home magazine, a commercial publication on home-based business opportunities.  We have purchased large quantities of the November issue of this magazine and have priced them for sale to our Associates at cost.  We are also offering free shipping of the magazines for a limited time to Associates who maintain a 56-pack on their autoship.  In addition, for a limited time Associates who purchase a 56-pack of the Success from Home magazine are eligible to participate in a matching check opportunity.  We believe that the above mentioned promotions have the potential to drive distribution of this magazine and ultimately result in additional Associates and higher net sales.

Also at the end of the third quarter we received a business license in Malaysia and subsequently announced that we expect to begin operations there in the first quarter of 2007.  In 2007 we will continue to focus on growing our business in existing markets, as well as developing our business in Malaysia.

Implementation of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires equity-based compensation expense to be recognized in financial statements.  The Company used the modified prospective application to adopt these provisions.  Under this method, compensation expense includes the estimated fair value of equity awards earned during the reported period.  Our financial statements for 2006 interim periods reflect equity-based compensation expense, which has not been reflected in either interim or annual financial statements for fiscal years prior to 2006.  Equity-based compensation expense recognized in the financial statements for the quarter and nine months ended September 30, 2006 was as follows:

	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	(in thousands)	(in thousands)

Cost of sales	$145	$415
Selling, general and administrative	1,033	2,670
Research and development	138	383

	$1,316	$3,468

Net of tax, earnings for the quarter and nine months ended September 30, 2006 were reduced by $870 thousand and $2.4 million, respectively due to equity-based compensation expense.  Earnings per basic and diluted share were reduced $0.05 and $0.13, respectively, from what earnings would have been exclusive of equity-based compensation.  The Company currently estimates that equity-based compensation expense will reduce basic and diluted earnings per share in 2006 by $0.18.  The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of equity awards outstanding as of September 30, 2006.  This table does not include an estimate for future grants that may be issued.

(in thousands)
Remainder of 2006	$1,321
2007	5,222
2008	4,846
2009	2,967
2010	2,356
Thereafter	512
$17,224

The expense above is expected to be recognized over a weighted-average period of 2.4 years.

More information on the Company’s equity-based compensation plans and the accounting for equity-based compensation expense can be found in Note A—Equity-Based Compensation, to the consolidated financial statements.

Quarters Ended October 1, 2005 and September 30, 2006

Net Sales.  Net sales increased 15.8% to $95.2 million for the quarter ended September 30, 2006, an increase of $13.0 million, from $82.2 million for the comparable quarter of 2005.  During the current quarter, net sales in the Direct Selling segment increased by $12.9 million, and net sales in the Contract Manufacturing segment increased by $0.1 million, when compared with the same period in 2005.

The following table summarizes the changes in net sales by segment and country for the fiscal quarters ended October 1, 2005 and September 30, 2006.

	Sales By Segment and Region
	(in thousands)
	Quarter Ended				Change from	Percent
Segment / Region	October 1, 2005		September 30, 2006		Prior Year	Change

Direct Selling
North America
United States	$35,181	42.8%	$40,015	42.0%	$4,834	13.7%
Canada	15,231	18.5%	16,814	17.7%	1,583	10.4%
Mexico	3,449	4.2%	4,555	4.8%	1,106	32.1%
North America Total	53,861	65.5%	61,384	64.5%	7,523	14.0%

Pacific Rim
Australia-New Zealand	11,341	13.8%	12,488	13.1%	1,147	10.1%
Hong Kong	2,971	3.6%	4,643	4.9%	1,672	56.3%
Japan	2,562	3.1%	2,390	2.5%	(172)	(6.7)%
Taiwan	4,885	6.0%	5,587	5.9%	702	14.4%
South Korea	1,250	1.5%	2,201	2.3%	951	76.1%
Singapore	3,680	4.5%	4,714	4.9%	1,034	28.1%
Pacific Rim Total	26,689	32.5%	32,023	33.6%	5,334	20.0%
Segment Total	80,550	98.0%	93,407	98.1%	12,857	16.0%

Contract Manufacturing	1,675	2.0%	1,780	1.9%	105	6.3%

Consolidated	$82,225	100.0%	$95,187	100.0%	$12,962	15.8%

The increase in net sales from the Direct Selling segment in North America was 14.0%, compared with the third quarter of 2005.  Excluding the positive impact of foreign currency during the quarter, sales in this region improved 12.1%.  The overall sales growth in this region during the third quarter was driven by a 13.9% increase in the number of active Associates and, to a lesser extent, a 13.1% increase in the number of Preferred Customers.

Net sales in the Pacific Rim region of the Direct Selling segment improved 20.0%, compared with the third quarter of 2005.  Excluding the impact of foreign currency, sales in this region improved 20.6% over the same period of the prior year.  This sales growth was driven by a 14.6% increase in the number of active Associates.

We believe that the growth in Active Associates can be attributed to the following:

•                  Unique contests and promotions designed to increase selling activity;

•                  Ongoing communication with Associate leaders in the field;

•                  Company-sponsored events directed at Associate recognition, motivation, and training; and

•                  The introduction of new products.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

	Active Associates By Region
	(rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region	October 1, 2005		September 30, 2006		Prior Year	Change
North America
United States	50,000	39.4%	58,000	40.0%	8,000	16.0%
Canada	21,000	16.5%	22,000	15.2%	1,000	4.8%
Mexico	8,000	6.3%	10,000	6.9%	2,000	25.0%
North America Total	79,000	62.2%	90,000	62.1%	11,000	13.9%

Pacific Rim
Australia-New Zealand	16,000	12.6%	18,000	12.4%	2,000	12.5%
Hong Kong	4,000	3.1%	8,000	5.5%	4,000	100.0%
Japan	4,000	3.1%	4,000	2.7%	—	0.0%
Taiwan	13,000	10.3%	13,000	9.0%	—	0.0%
South Korea	2,000	1.6%	2,000	1.4%	—	0.0%
Singapore	9,000	7.1%	10,000	6.9%	1,000	11.1%
Pacific Rim Total	48,000	37.8%	55,000	37.9%	7,000	14.6%

Total	127,000	100.0%	145,000	100.0%	18,000	14.2%

	Active Preferred Customers By Region
	(rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region	October 1, 2005		September 30, 2006		Prior Year	Change
North America
United States	43,000	63.2%	49,000	64.5%	6,000	14.0%
Canada	17,000	25.0%	18,000	23.7%	1,000	5.9%
Mexico	1,000	1.5%	2,000	2.6%	1,000	100.0%
North America Total	61,000	89.7%	69,000	90.8%	8,000	13.1%

Pacific Rim
Australia-New Zealand	6,000	8.8%	6,000	7.9%	—	0.0%
Hong Kong	**	0.0%	**	0.0%	—	N/A
Japan	1,000	1.5%	1,000	1.3%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Pacific Rim Total	7,000	10.3%	7,000	9.2%	—	0.0%

Total	68,000	100.0%	76,000	100.0%	8,000	11.8%

**  Active Preferred Customer count is less than 500.

	Total Active Customers By Region
	(rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region	October 1, 2005		September 30, 2006		Prior Year	Change
North America
United States	93,000	47.7%	107,000	48.4%	14,000	15.1%
Canada	38,000	19.5%	40,000	18.1%	2,000	5.3%
Mexico	9,000	4.6%	12,000	5.4%	3,000	33.3%
North America Total	140,000	71.8%	159,000	71.9%	19,000	13.6%

Pacific Rim
Australia-New Zealand	22,000	11.2%	24,000	10.9%	2,000	9.1%
Hong Kong	4,000	2.1%	8,000	3.6%	4,000	100.0%
Japan	5,000	2.6%	5,000	2.3%	—	0.0%
Taiwan	13,000	6.7%	13,000	5.9%	—	0.0%
South Korea	2,000	1.0%	2,000	0.9%	—	0.0%
Singapore	9,000	4.6%	10,000	4.5%	1,000	11.1%
Pacific Rim Total	55,000	28.2%	62,000	28.1%	7,000	12.7%

Total	195,000	100.0%	221,000	100.0%	26,000	13.3%

Net sales in the Contract Manufacturing segment increased modestly to $1.8 million for the third quarter of 2006, as compared to $1.7 million for the third quarter of 2005.  The relatively flat sales from third party customers can be attributed to our continued focus on the Company’s Sensé™ product line during the quarter.  We anticipate sales from this segment will approximate $2.0 million per quarter for the foreseeable future.

Based on information that is currently available, we expect consolidated net sales between $98 million and $100 million for the fourth quarter of 2006, and between $377 million and $379 million for the fiscal year 2006.  In 2007, we expect to grow net sales between 15% and 17% as we continue to focus on generating sales growth in our existing markets and developing our business in Malaysia.

Gross Profit.  Consolidated gross profit improved to 76.7% of net sales for the quarter ended September 30, 2006, from 76.0% for the comparable quarter in 2005.  This improvement in consolidated gross profit margins was driven by the Direct Selling segment and was partially offset by the lower gross profit margins of our Contract Manufacturing segment.

Gross profit in the Direct Selling segment for the quarter ended September 30, 2006 improved to 78.3% of net segment sales from 77.7% for the same quarter in 2005.  This increase in gross profit margins for the Direct Selling segment can be attributed primarily to lower costs on certain key raw materials, such as Coenzyme Q10.  This improvement in gross profit margins was partially offset by higher freight costs on shipments to customers and the inclusion of equity-based compensation expense.

The Contract Manufacturing segment generated minimal gross profit margins from its third-party customers in the third quarters of both 2006 and 2005.  The absence of meaningful gross profit margins from third-party customers can be attributed to production inefficiencies and insufficient pricing on orders placed by third-party customers.  We note that the Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé™ product line and not for third-party business.

During the fourth quarter we will continue promoting the Success from Home magazine, which we believe will reduce our consolidated gross profit margin during the quarter between 100 and 150 basis points.  The free shipping offered on all 56-packs of the Success from Home that are on autoship is temporary and we do expect our gross profit margins to normalize in fiscal 2007.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent our most significant cost as a percentage of net sales for this segment.  Associate incentives increased to 41.2% of net segment sales during the third quarter of 2006, compared with 40.4% for the third quarter of 2005.  This increase in Associate incentives, relative to net segment sales, can be attributed to an increase in the amounts that we paid on contests and promotions during the current quarter.

In the fourth quarter of 2006, we expect Associate incentive expense to decrease as a percentage of net segment sales by as much as 100 basis points from current quarter results.  We have anticipated this decrease because we expect the relative percentage of non-commissionable sales to increase due to our promotion and sale of the Success from Home magazine, a non-commissionable item.

For the foreseeable future we expect Associate incentives will continue to be approximately 41% of net segment sales.  As we look for ways to increase sales through Associate activity, our Associate incentives as a percentage of net segment sales may fluctuate modestly.

Selling, General and Administrative Expenses.  Selling, general and administrative expense increased to 18.8% of net sales for the quarter ended September 30, 2006, from 17.9% for the comparable quarter in 2005.  This 90 basis point increase, as a percentage of net sales, can be attributed to the recognition of equity-based compensation expense totaling $1.0 million, or 1.0% of net sales, as a result of the adoption of SFAS No. 123(R).  Also contributing to the increase was spending on expansion efforts in Malaysia and other potential markets.  This relative increase in selling, general and administrative expense was partially offset by modest leverage gains captured on higher net sales.

In absolute terms, our selling, general and administrative expenses increased by $3.1 million for the quarter ended September 30, 2006, when compared with the third quarter of 2005.  This absolute increase can be primarily attributed to an increase in spending in many of our markets to support growing sales and an increasing number of Associates, as well as the factors noted above.

We believe that selling, general and administrative expenses, as a percentage of net sales, in the fourth quarter of 2006 will be modestly lower than what we incurred during the current quarter.  Selling, general and administrative spending typically slows down relative to net sales during the fourth quarter.

As a result of the previously mentioned initiatives to promote Success from Home magazine, we believe that our operating margins in the fourth quarter will decrease between 40 and 50 basis points from current quarter levels.  However, due to the short lived nature of these initiatives, we believe that our operating margins will return in the near future to levels that are consistent with the current quarter.

Other Income.  Other income declined to $68 thousand, a decrease of $104 thousand from $172 thousand reported for the third quarter of 2005.  This decline in other income can primarily be attributed to foreign currency losses of approximately $75 thousand in the third quarter of 2006 as compared to foreign currency gains of $30 thousand in the third quarter of 2005.

Income Taxes.  Income taxes totaled 35.3% of earnings before income taxes for the third quarter of 2006, compared with 32.1% for the same period of the prior year.  This increase of 320 basis points reduced diluted earnings per share by approximately $0.03 for the third quarter of 2006.  This increase can be attributed to the 40% phase out of the Extraterritorial Income Exclusion in 2006, which was partially offset by the 3.0% deduction for Qualified Production Activities.  Also contributing to the effective tax rate increase was the expiration of the Federal Incremental Research Credit.

We expect that our effective tax rate for the full year of 2006 will be approximately 35.0%.  This rate represents an anticipated increase of 130 basis points from the 2005 effective tax rate of 33.7% due primarily to factors noted above.  We anticipate the fiscal 2007 effective tax rate will be 37.0% due mostly to the complete elimination of the Extraterritorial Income Exclusion.  The anticipated tax rates for fiscal 2006 and 2007 may be affected by the type and amount of stock options exercised during the period, possible renewal of the Federal Incremental Research Credit, and other items.

Net Earnings.  Net earnings increased 1.8% to $10.2 million for the quarter ended September 30, 2006, an increase of $181 thousand, from $10.0 million for the comparable quarter in 2005.  Slower than normal growth in net earnings can be attributed to:

•                  The inclusion of equity-based compensation expense that impacted net earnings by $870 thousand;

•                  Costs associated with the Success from Home magazine and associated promotions;

•                  Increased expenses associated with international expansion efforts; and

•                  A higher income tax rate.

Diluted earnings per share improved to $0.55 for the third quarter of 2006, an increase of 7.8%, from the $0.51 reported in the same period of the prior year.  Diluted earnings per share included equity-based compensation expense that reduced earnings per share by $0.05 in the current quarter; whereas the diluted earnings per share of $0.51 in the prior year quarter did not include any impact from equity-based compensation expense.  We expect diluted earnings per share for fiscal year 2006 to be between $2.16 and $2.18, which includes an estimated reduction due to equity-based compensation expense of $0.18 per share.  Fiscal year 2006 guidance assumes a tax rate for the year of 35.0%.

We expect to grow earnings per share in 2007 between 15% and 17%.  This estimate includes operations in Malaysia, the expense of equity-based compensation, and assumes a 2007 effective tax rate of 37%, which is meaningfully higher than the 35% tax rate we expect for 2006.  This higher tax rate is expected to reduce EPS by approximately $0.08 in 2007.

Nine Months Ended October 1, 2005 and September 30, 2006

Net Sales.  Net sales increased 15.8% to $278.7 million for the nine months ended September 30, 2006, an increase of $37.9 million from $240.8 million for the comparable period of 2005.  This increase consisted of a $36.2 million increase in the Direct Selling segment and a $1.7 million increase in the Contract Manufacturing segment.

The following table summarizes the changes in net sales by segment and country for the nine months ended October 1, 2005 and September 30, 2006.

	Sales By Segment and Region
	(in thousands)
	Nine Months Ended				Change from	Percent
Segment / Region	October 1, 2005		September 30, 2006		Prior Year	Change

Direct Selling
North America
United States	$99,451	41.3%	$118,890	42.7%	$19,439	19.5%
Canada	45,380	18.8%	51,803	18.5%	6,423	14.2%
Mexico	10,552	4.4%	13,026	4.7%	2,474	23.4%
North America Total	155,383	64.5%	183,719	65.9%	28,336	18.2%

Pacific Rim
Australia-New Zealand	33,226	13.8%	36,053	12.9%	2,827	8.5%
Hong Kong	9,388	3.9%	11,299	4.0%	1,911	20.4%
Japan	7,680	3.2%	7,239	2.6%	(441)	(5.7)%
Taiwan	15,330	6.4%	15,602	5.6%	272	1.8%
South Korea	3,618	1.5%	5,179	1.9%	1,561	43.1%
Singapore	10,386	4.3%	12,146	4.4%	1,760	16.9%
Pacific Rim Total	79,628	33.1%	87,518	31.4%	7,890	9.9%
Segment Total	235,011	97.6%	271,237	97.3%	36,226	15.4%

Contract Manufacturing	5,807	2.4%	7,512	2.7%	1,705	29.4%

Consolidated	$240,818	100.0%	$278,749	100.0%	$37,931	15.8%

The increase in net sales from the Direct Selling segment in North America was 18.2% for the nine months ended September 30, 2006, compared with the same period of the prior year.  Excluding the impact of foreign currency, sales in this region improved 15.7% over the same period of the prior year.  Sales growth in this region during the first nine months of 2006 was driven by an increase in the number of active Associates, mainly in the United States and Mexico.

Net sales in the Pacific Rim region of the Direct Selling segment improved 9.9% during the first nine months of 2006.  Absent the impact of foreign currency, sales in this region increased 12.4% over the same period of the prior year.  This increase was driven primarily by an increase in the number of active Associates in Australia-New Zealand and Hong Kong.

The increase in net sales of our Contract Manufacturing segment can be attributed primarily to the fulfillment of backlogged orders and, to a lesser extent, a modest increase in sales to existing third-party customers.

Gross Profit.  Consolidated gross profit margins improved to 76.4% of net sales for the nine months ended September 30, 2006, from 76.2% for the comparable period in 2005.  This increase was driven by the Direct Selling segment, but was partially offset by a modestly higher proportion of net sales coming from the Contract Manufacturing segment, which yields meaningfully lower gross profit margins than the Direct Selling segment.

The Direct Selling segment’s gross profit margin improved to 78.6% during the first nine months of 2006, compared to 78.2% for the same period of the prior year.  This improvement can be primarily attributed to lower costs on certain key raw materials such as Coenzyme Q10.  This improvement in gross profit margins was partially offset by higher freight costs on shipments to customers and the inclusion of equity-based compensation expense.

The Contract Manufacturing segment generated minimal gross profit margins from its third-party customers during the nine month periods ended October 1, 2005, and September 30, 2006.  The absence of meaningful gross profit margins from third-party customers during the nine months ended September 30, 2006 can be attributed to production inefficiencies in the segment’s third-party business, as well as to the disposal of certain inventory as a result of the Company’s continued focus on its Sensé™ product line.  As previously noted, the Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé product line and not for third-party business.

Associate Incentives.  Associate incentives increased to 41.1% of net segment sale for the nine months ended September 30, 2006, compared with 40.0% for the comparable period of 2005.  This increase, relative to net segment sales, can be attributed to an increase in the amounts that we paid on contests and promotions during the first nine months of 2006, as well as to a higher proportion of commissionable sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expense increased to 19.2% of net sales for the nine months ended September 30, 2006, from 18.6% for the comparable period in 2005.  This increase, as a percentage of net sales, can be attributed largely to the recognition of equity-based compensation expense as a result of the adoption of SFAS No. 123(R).  This increased cost as a percentage of sales was partially offset by leverage generated on an increasing sales base.

In absolute terms, selling, general and administrative expenses increased by $8.7 million for the nine months ended September 30, 2006, when compared with the same period of the prior year.  This absolute increase in selling, general and administrative expenses can, in great part, be attributed to the following:

•                  Expensing of equity-based compensation of $2.7 million for the nine months ended September 30, 2006;

•                  Increased spending in many of our markets to support growing sales and an increasing number of Associates;

•                  Increased spending related to expansion efforts, mostly in Malaysia; and

•                  Increased costs associated with Company-sponsored events such as our annual International Convention, held in September 2006, and the inaugural Asia-Pacific Convention, held in March 2006.

Other Income.  Other income increased $429 thousand during the first nine months of 2006, compared with the same period of the prior year.  This increase can primarily be attributed to foreign currency gains of approximately $248 thousand during the first nine months of 2006, compared to foreign currency losses of approximately $66 thousand for the same period of 2005.  Higher interest income also contributed to the improvement in other income for the first nine months of 2006.

Income Taxes.  Income taxes totaled 35.0% of earnings before income taxes for the first nine months of 2006, compared to 34.0% for the first nine months of 2005.  The primary reasons for the effective tax rate increase are the same as those for the third quarter of 2006 and are discussed in the quarterly “Results of Operations” section.

Net Earnings.  Net earnings increased 5.7% to $30.1 million for the nine months ended September 30, 2006, an increase of $1.6 million, from $28.5 million for the comparable period in 2005.  The increase in net earnings can be primarily attributed to higher net sales.

Diluted earnings per share improved to $1.60 for the nine months ended September 30, 2006, an increase of 11.1% from $1.44 for the comparable period in 2005.  The diluted earnings per share of $1.60 included equity-based compensation expense that reduced earnings per share by $0.13 during the first nine months of 2006; whereas the diluted earnings per share of $1.44 for the comparable period of the prior year did not include any impact from equity-based compensation expense.

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations.  During the nine months ended September 30, 2006, net cash flows from operating activities totaled $45.0 million, compared to $32.8 million for the same period in 2005.  Cash and cash equivalents increased to $21.0 million at September 30, 2006, from $10.6 million at December 31, 2005.  Net working capital increased to $18.1 million at September 30, 2006, compared with net working capital of $15.3 million at December 31, 2005.  The increase in cash and cash equivalents and net working capital during the current nine month period can be attributed to strong cash flow from operating activities, which was offset by the purchase of shares under the Company’s Share Repurchase Plan totaling $33.1 million.

The Company has continued to grow significantly over the last several years and requires additional administrative and warehouse space, as well as additional parking space.  To address this need, the Company is expanding its corporate headquarters and anticipates the facility expansion will require an investment of approximately $16 million.  Of this investment, we anticipate that $7.4 million will be incurred during 2006, with the remaining $8.6 million scheduled to take place during the first nine months of 2007.  As of September 30, 2006, investments associated with the facility expansion totaled $3.4 million.

During the second quarter of 2006, our $10 million credit facility was amended, increasing our line of credit to $25 million.  The amendment also modified certain restrictive covenants in the agreement, which are now based on EBITDA and a debt coverage ratio.  As of September 30, 2006, we were in compliance with these covenants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We conduct our business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties that are inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions that are inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Consolidated net sales outside the United States represented 56.3% and 54.6% of net sales for the nine months ended October 1, 2005 and September 30, 2006, respectively.  Inventory purchases are transacted primarily in U.S.

dollars from suppliers located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average exchange rates for reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers.  Although we had no open contracts for foreign currency exchange as of September 30, 2006, we did have contracts in place to offset exposure to the Canadian Dollar, Mexican Peso, Australian Dollar, New Zealand Dollar, and Taiwan Dollar as of November 1, 2006.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2006	2005	2005

Canadian Dollar	1.20	1.12	1.22	1.13
Australian Dollar	1.32	1.32	1.30	1.34
New Zealand Dollar	1.45	1.57	1.41	1.56
Hong Kong Dollar	7.77	7.78	7.79	7.76
Japanese Yen	111.20	116.21	107.72	115.78
New Taiwan Dollar	32.29	32.77	31.72	32.41
Korean Won	1,028.89	954.99	1,019.95	960.02
Singapore Dollar	1.67	1.58	1.66	1.60
Mexican Peso	10.72	10.94	10.95	10.91
Chinese Yuan	*	7.97	*	8.01

* Company did not have operations in market during period indicated.

Interest Rate Risks.  As of September 30, 2006, we had no outstanding debt, and therefore, we currently have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs.  In the event that it becomes necessary to borrow money, there can be no assurance that we will be able to borrow at favorable rates.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow them to make timely decisions regarding any required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that management necessarily is required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties that are associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  The following are additions or revisions to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.   Network marketing systems such as ours are frequently subject to laws and regulations, including laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company.  We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited.  Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations.  Further, we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or we may be forced to alter our Compensation Plan.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct business in certain markets.  The United States Federal Trade Commission released a proposed New Business Opportunity Rule on April 5, 2006.  The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans.  The New Business Opportunity Rule is currently only a proposed rule.  If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented.  If the proposed rule were adopted as currently proposed, it might require USANA to change some of its current practices regarding pre-sale disclosures.

We may have or incur obligations relating to the activities of our distributors.  Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors.  In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or if our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of shares of Company common stock made by the Company for each fiscal month during the quarter ended September 30, 2006 are summarized in the following table:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Jul. 2, 2006 through Aug. 5, 2006 (Fiscal July)	—	—	—	$50,654

Aug. 6, 2006 through Sept. 2, 2006 (Fiscal August)	57	$44.33	57	$48,127

Sept. 3, 2006 through Sept. 30, 2006 (Fiscal September)	10	$43.30	10	$47,694

	67	$44.18	67

*     At the beginning of the third quarter, the Company had $10,654 remaining under the share repurchase plan. During the month of July, the Board of Directors approved an additional $40,000 for share repurchases as announced in a publicly issued press release. There currently is no expiration date on the approved repurchase amount.

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

3.2	Bylaws [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

4.1	Specimen Stock Certificate for Common Stock, no par value [Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993]

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan [Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002]

10.2	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. [Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004]

10.3	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 [Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2006]

10.4	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan [Incorporated by reference to Report on Form 8-K, filed April 25, 2006]

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

USANA HEALTH SCIENCES, INC.

Date:	November 7, 2006	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)