Form 10-K
period 2006-12-30
USANA HEALTH SCIENCES INC
filed 2007-03-08
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

(801) 954-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, Par Value $0.001 Per Share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $341,908,000.

The number of shares outstanding of the registrant’s common stock as of February 28, 2007 was 17,956,888.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2007 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 30, 2006

The statements contained in this report on Form 10-K that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future, and include, but are not limited to, the risks and uncertainties outlined in item 1A Risk Factors, and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report.

PART I

Item 1.                        Business

General

USANA Health Sciences, Inc. (“We,” “USANA” or the “Company”) is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D., that develops and manufactures high-quality, science-based nutritional and personal care products, with a commitment to continuous product innovation and sound scientific research. We distribute and sell our products through a network marketing system, a form of direct selling, using independent distributors that we refer to as “Associates.”  We also sell our products directly to “Preferred Customers” who purchase our products for personal use and are not permitted to resell or distribute the products. As of December 30, 2006, we had 153,000 active Associates and 78,000 active Preferred Customers worldwide, which accounted for 86% and 14% of net sales, respectively, during fiscal year 2006. For purposes of this report, we only count as active those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

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

Direct Selling

The Direct Selling segment represents our principal line of business: developing, manufacturing, and distributing premium science-based nutritional and personal care products. Under this segment, we sell products from two primary product lines: USANA® Nutritionals, which includes high-quality supplements and functional foods, and Sensé—beautiful science® (Sensé), a unique line of skin and personal care products. We also offer sales and marketing tools designed to assist our Associates in building their businesses and selling our products, as well as combination packs, which include a variety of products from each product line. In 2006, USANA Nutritionals and Sensé™ product lines represented approximately 84% and 11% of product sales in this segment, respectively. Sales from other items, the majority of which include marketing and sales tools, accounted for the remaining 5% of product sales in this segment during 2006. Our top-selling products as a percent of product sales in this segment during 2006 were: USANA Essentials at 21%, HealthPak 100™ at 14%, and Proflavanol® at 9%, all of which are part of the USANA Nutritionals product line. We keep our product lines focused and compact by limiting them to include only science-based products that we believe can provide health benefits to a significant percentage of our customers. Additionally, while not required, our products are designed, manufactured, packaged, and labeled by us at levels that we believe are consistent with the more rigorous pharmaceutical standards.

We distribute and sell our products through a network marketing system using independent distributors that we refer to as Associates. We also sell products directly to Preferred Customers who purchase our products for personal use and are not permitted to resell or distribute the products. Associates not only purchase product for their own consumption, but are also encouraged to build and manage their own sales force by recruiting, managing, and training others to sell our products. Associates are compensated on sales generated by their business group, or downline. Associates can also receive compensation by purchasing products at wholesale prices and selling them at retail prices. We consider our high-quality products, compact product lines, rewarding compensation plan, distributor support, and weekly Associate incentive payments to be attractive components of the USANA network marketing system. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment.

Our products are distributed and sold in the United States, Canada, and Mexico, which we define as our North American region; and Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore, which we define as our Asia Pacific region. We commenced operations in Malaysia on January 8, 2007, and will include this country as part of our Asia Pacific region in 2007. Currently, a significant portion of net segment sales are concentrated in the North America region, representing 67.5% of net segment sales in 2006; however, we believe that over time the Asia Pacific region will continue to account for an increasing proportion of total net segment sales. As the size of our international markets increase, our operating results will become more sensitive to economic and political conditions in foreign markets, as well as foreign currency fluctuations. Our markets outside of the United States contributed to net segment sales in 2006 as follows:

•Canada	18.9%
•Mexico	4.9%
•Australia-New Zealand	13.3%
•Hong Kong	4.4%
•Japan	2.5%
•Taiwan	5.8%
•South Korea	1.9%
•Singapore	4.6%

Net sales reported for each operating region within this segment are determined by the location from which the product shipment originates and are reported for the last three fiscal years, along with other segment financial information, in Note L to the Consolidated Financial Statements. Regional sales are further broken down in Item 7 of this report. The Direct Selling segment contributed $364.9 million, or 97.5%, to consolidated net sales during the year ended December 30, 2006.

Contract Manufacturing

Operations for the Contract Manufacturing segment are principally conducted in a facility located in Draper, Utah, and consist of the manufacture of the Company’s Sensé™ line of skin and personal care products, as well as contract manufacturing services provided to a limited number of external customers. We acquired this facility with the purchase of Wasatch Products Development, Inc. in July 2003 as part of a vertical integration strategy that allowed us to bring the production of our Sensé product line in-house.

In October 2005, we completed the acquisition of a manufacturing facility in Tianjin, China. This facility does not currently manufacture any USANA products and provides minimal services to third-party customers.

The Contract Manufacturing segment contributed $9.3 million, or 2.5%, to consolidated net sales during the year ended December 30, 2006. Our contract manufacturing facility located in Draper, Utah accounted for 97.2% of net segment sales during the year, and the manufacturing facility in China accounted for the remaining 2.8% of net segment sales. Net sales for this segment for the last three fiscal years are reported, along with other segment financial information, in Note L to the Consolidated Financial Statements.

Industry Overview

As both a manufacturer and a direct seller of nutritional and personal care products, we compete within two industries: nutrition and direct selling. The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body’s health and general well being, including the following:

•       Nutritional Supplements—products such as vitamins and minerals, specialty supplements, herbs and botanicals, meal replacements, dietary supplements, and compounds derived from the aforementioned;

•       Natural and Organic Foods—products such as cereals, milk, non-dairy beverages, and frozen entrees;

•       Functional Foods—products with added ingredients or fortification specifically for health or performance purposes; and

•       Natural Personal Care—products combining nutrition with skin care.

The most recent global nutrition industry statistics published by the Nutrition Business Journal (“NBJ”) appear in their October/November 2004 issue. In this issue, NBJ reported that global nutrition industry sales reached over $182 billion for the year 2003. According to NBJ, of that $182 billion, nutritional supplements contributed $61.9 billion, natural & organic foods $38.2 billion, functional foods $65.5 billion, and natural personal care $16.4 billion.

In their June/July 2006 issue, NBJ reported that nutrition industry sales in the United States, which is currently our largest market, reached $75.4 billion in 2005, of which nutritional supplements contributed $21.3 billion, natural & organic foods $20.8 billion, functional foods $26.7 billion, and natural personal care $6.6 billion.

We believe that the following factors drive growth in the nutrition industry:

•       The general public’s heightened awareness and understanding of the connection between diet and health;

•       The aging population in most of our markets, particularly the baby-boomer generation, which tends to use more nutritional supplementation as it ages;

•       Rising health care costs and the worldwide trend toward preventative health care; and

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

•       Network marketing;

•       Mail order;

•       Healthcare professionals and practitioners; and

•       The Internet.

We distribute our products through a network marketing system, which is a common form of direct selling. According to the World Federation of Direct Selling Associations (“WFDSA”), the direct selling industry currently generates approximately $103 billion annually in worldwide retail sales, with approximately 59 million independent distributors.

According to WFDSA international statistics, the United States remains the largest market for direct selling, with $30.5 billion in annual retail sales and 14.1 million independent distributors. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, account for 19.1%, and personal care products account for 33.6%, of U.S. direct retail sales.

We believe that we are well positioned to capitalize on growth trends in direct sales, as both a developer and manufacturer of nutritional supplements and personal care products, utilizing our network marketing distribution system.

Operating Strengths

Our principal objective is to be a leading developer, manufacturer, and distributor of science-based nutritional and personal care products. Our strategy to achieve this objective is to capitalize on our operating strengths, which include our development and sale of science-based products, our strong research and development capability, our in-house manufacturing capacity, our rewarding compensation plan for Associates, our scalable business model, and our experienced management team.

Science-based Products.   We have developed a very focused and compact line of high-quality health products that we believe can provide health benefits to a significant percentage of our customers. Our products have been developed based upon a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research. Additionally, our products are designed, manufactured, packaged, and labeled by us at levels that we believe are consistent with pharmaceutical standards.

Emphasis on Research and Development.   We have a technical team of approximately 20 individuals that contribute to our research and development activities. This team includes experienced scientists, including six scientists holding Ph.D. degrees, quality engineers, and regulatory specialists. In our research and development laboratories, our scientists and researchers:

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

In addition, we perform double-blind, placebo-controlled, clinical studies intended to further evaluate the efficacy of our products. It is through our research and development efforts that we can provide what we believe to be some of the highest quality health products in the industry.

In-house Manufacturing.   We now manufacture products that account for approximately 77% of product sales in our Direct Selling segment. We believe that our ability to manufacture our own products is a significant competitive advantage for the following reasons:

•       We can better control the quality of raw materials and the purity and potency of finished products;

•       We can more reliably monitor the manufacturing process to reduce the risk of product contamination;

•       We are able to produce most of our own prototypes in the research phase of product development; and

•       We believe we can better manage the underlying costs associated with manufacturing our products.

Attractive Associate Compensation Plan and Benefits.   We are committed to providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We believe the USANA Associate compensation plan (the “Compensation Plan”) is one of the most financially rewarding in the network marketing industry. Associate incentives totaled $146.3 million, or 40.1% of net sales for the Direct Selling segment in 2006. We pay Associate incentives weekly and our Compensation Plan is a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which we conduct business. To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the USANA management team. We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for Associates.

Scalable Business Model.   Our business model does not require a company-employed sales force to sell our products. We experience minimal incremental cost to add a new Associate in the markets where we operate. Additionally, commissions paid to Associates are tied to sales performance. Since payment is required at the time an Associate purchases product, we have virtually no receivables. We have a monthly product subscription program known as “Autoship” that provides a stream of recurring revenue. For the year ended December 30, 2006, approximately 52% of net sales in the Direct Selling segment came from the Autoship program. Another advantage to our business model is that we can expand into new international markets with only moderate investment, as we generally maintain only one administrative and customer support office and one or two warehouses in each of our international markets.

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

Growth Strategy

We seek to grow our business by pursuing the following strategies:

Attract and Retain Associates and Preferred Customers.   We recognize the need to continue to attract and retain Associates. We maintain emphasis on the partnership between the USANA management team and our Associate leaders. Through this partnership, our Associate leaders continue to host “Health & Freedom” meetings and online presentations, both aimed at presenting the business opportunity to potential Associates and providing additional training and resources for existing Associates. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates in these areas. We intend to continue growing our business by maintaining a focus on our two core values, “True Health” and “True Wealth.”  We plan to accomplish this by increasing the number of active Associates and teaching them how to build a strong customer base. By leveraging the current growth we have in our Associate field, we believe we can continue to attract individuals that are interested in joining a winning team and starting a home-based business with USANA.

In our training events held during 2006, we focused on the use of sales tools in prospecting, sponsoring, and training new Associates, as well as retaining existing Associates. During 2006 we were featured in the November issue of Success from Home magazine, a commercial publication on home-based business opportunities. We purchased large quantities of the November issue of this magazine and priced them for sale to Associates at cost. In an effort to further subsidize the cost to Associates of distributing the magazine as a prospecting and marketing tool, we also offer free shipping on our packs of 56 magazines when placed on monthly Autoship. We will continue training our Associates on the use of sales tools in building their businesses. We will also continue to offer innovative contests and promotional incentives that are geared toward those interested in growing their USANA businesses to a new level. We will continue to emphasize “Sharing USANA” by educating our Associates on ways they can improve their effectiveness in presenting sales tools and product samples to prospects and the steps they can take to follow-up with prospects.

We plan to leverage our many accomplishments, positive press, and break-through technology to demonstrate our competitive advantages within the industry. We also believe that actively promoting the success stories of our Associates in the field will likely increase rank advancements, the number of Associates receiving commissions, and awareness of preventative health. We intend to improve our training and recognition of Associate accomplishments in order to strengthen the commitment and success of our sales force. Moreover, we believe that an increasing interest from business and health care professionals, amateur and professional athletes, clubs, and associations will allow us to reach even more potential customers.

Enter New Markets.   We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have begun to register certain products with regulatory and government agencies in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. The seamless downline structure is designed to allow an Associate to build a global network by creating downlines across national borders. Associates are not required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets. We believe this seamless Compensation Plan can significantly enhance our ability to expand internationally, and we intend, where permitted, to integrate future markets into this plan. Our new market focus in 2007 will be the development of business in Malaysia, where we commenced operations in January of 2007.

Introduce New and Re-formulate Existing Products.   Our research and development team is continually researching the latest scientific findings related to nutrition, looking at new technology and attending scientific conferences. If, in the process, we see potential for a new product that provides a true health benefit addressing a particular health issue, and if we believe its benefits can be realized by a significant percentage of our customers, we will generally pursue development of that product. During 2006 we introduced a new Optimizer supplement, TenX™ Antioxidant Blast, a unique dietary supplement fruit bar that provides the equivalent of two fruit servings and is fortified with important antioxidants, including quercetin and our patented olive-fruit extract, Olivol®.

If in the process of our research activities mentioned above, our research and development team identifies a new or existing ingredient that could possibly be used to enhance one of our existing products, we will generally pursue a product upgrade. Our intention is to ensure that all of our products, new and existing, incorporate the latest science in nutrition. Such is the case with the USANA Essentials™, which we upgraded and began selling to customers in the fourth quarter of 2006.

Pursue Strategic Acquisitions.   We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Products

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé™. The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro-Optimizers.

USANA® Nutritionals

Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group. To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers the following products: Usanimals™, a formulation of vitamins, minerals, and antioxidants in an easy-to-take chewable tablet for children 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old. USANA Essentials for adults is a combination of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms. The USANA Essentials are also provided in the HealthPak 100™, a unique combination of USANA supplements packaged in convenient A.M. and P.M. pillow packs.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs. Products in this category include Proflavanol®, Proflavanol® 90, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, Active Calcium™, Body Rox™ Active Calcium™ Chewable, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, and Hepasil DTX™. This product category also includes the unique TenX™ Antioxidant Blast, which is an antioxidant-rich supplement bar that was introduced at our annual International Convention held in September 2006.

Macro-Optimizers include healthy, low-glycemic functional foods and other related products. Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes as well as Nutrition and Fibergy Bars™ are included in this product category. Our RESET™ weight management program and the accompanying RESET kit are also part of the Macro-Optimizers. The RESET kit is conveniently packaged in a self-contained box with all of the USANA products needed to complete a five-day regimen. It is designed to assist adults in losing weight and help them begin a long-term change in diet.

Sensé—beautiful science®

The Sensé™ product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are manufactured with our patent-pending self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh without adding traditional chemical preservatives. Products in this line include Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Night Renewal, Eye Nourisher, Perfecting Essence, Serum Intensive, Rice Bran Polisher, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we develop and sell materials and online tools designed to assist our Associates in building their businesses and marketing our products. These resource materials and sales tools include product brochures and business forms that are designed by us internally and printed by outside publishers. Our wholly-owned subsidiary, FMG Productions, now doing business as USANA Studios, also produces multimedia tools including CDs and DVDs. In addition, we occasionally provide reprints of other commercial publications that feature USANA and may be used as a sales tool. For example, in September 2006 we purchased large quantities of the November issue of Success from Home magazine, featuring USANA, to resell to our Associates. Additionally, we periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which we then sell to Associates. New Associates are required to purchase a starter kit, which contains USANA training materials that help Associates begin to build their businesses. Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentages of total product revenue for the Direct Selling segment that were contributed by our major product lines for the last three fiscal years:

	Sales By Product Line
	Year Ended
Product Line	2004	2005	2006
USANA® Nutritionals
Essentials*	38%	38%	37%
Optimizers	34%	34%	34%
Macro Optimizers	10%	10%	13%
Sensé—beautiful science®	14%	15%	11%
All Other	4%	3%	5%

*                    The Essentials category under the USANA® Nutritionals product line includes USANA Essentials™, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of Direct Selling segment product sales for the last three fiscal years.

	Year Ended
	2004	2005	2006
USANA® Essentials	24%	22%	21%
HealthPack 100™	11%	13%	14%
Proflavanol®	10%	10%	9%

Research and Development

We focus our research and development efforts on developing and providing the highest quality, science-based products that reduce the risk of chronic degenerative disease and promote long-term health. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our scientists are continually reviewing the latest published research on nutrition, attending scientific conferences, and working in collaboration with a number of outside research institutions and researchers to identify new product possibilities and opportunities to reformulate existing products.

Our goal is to maintain a very sharp focus on inner and outer nutrition and prevention of chronic degenerative diseases and healthy weight management. Since we believe in focusing on key health issues within our society rather than on fads, we do not introduce a new product unless we believe it can provide health benefits to a significant percentage of our customers. As a result, we maintain a very focused and compact line of products, which we believe is easier for our Associates to manage and also easier from an inventory management perspective.

We follow pharmaceutical standards established by the U.S. Pharmacopeia in the development and reformulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bioavailability, natural versus synthetic, and whether the ingredients are readily available. We control the quality of our products beginning at the development stage, and maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2004, 2005, and 2006, we expended $2.0 million, $2.3 million, and $3.2 million, respectively, on company-sponsored research and development activities. We intend to continue dedicating resources at similar levels for the research and development of new products and the reformulation of existing products.

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

Our tablet manufacturing process uses automatic and semi-automatic equipment. We conduct sample testing of raw materials and finished products for purity, potency, and composition that conforms to strict specifications. Constructed in 1996, the tablet production facility is registered with the U.S. Food and Drug Administration (“FDA”) and Health Canada, and has been inspected and certified by the Australian Therapeutic Goods Administration (“TGA”). At this time in the United States, the manufacture of nutritional supplements and related products requires compliance with food-model Good Manufacturing Practice regulations (“GMP’s”). We believe that our processes comply with the FDA’s more demanding drug-level GMP’s. The certification by the TGA denotes compliance with that agency’s drug-model GMP’s.

In addition to tablet manufacturing, we also manufacture premium personal care products at our Draper, Utah manufacturing facility, which we acquired in July of 2003 as part of a vertical integration strategy to bring the production of our Sensé™ product line in-house. Contract manufacturing services are also provided to a limited number of third-party customers through this facility. During 2004, we completed construction upgrades to our Draper facility that were designed to conform it to the FDA’s GMP’s. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality.

Our Draper manufacturing facility is registered with the FDA as a pharmaceutical facility, consistent with a facility that manufactures over-the-counter personal care products. The facility has standard technology for producing batches of personal care items and semi-automatic packaging equipment for packaging the end product. It employs qualified staff to develop, implement, and maintain a quality system that we believe is consistent with requirements under drug-level GMP’s.

We contract with third-party manufacturers and suppliers for the production of some of our products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team. Products currently supplied through third parties include gelatin-capsuled supplements, Garlic EC™, OptOmega®, certain powdered drink mixes, and bars.

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

In 2003, we began experiencing a shortage in supply of one of our raw materials, Coenzyme Q10 (CoQ10). At that time awareness of the benefits derived from CoQ10 had increased significantly, causing a sharp increase in demand and a subsequent shortage in supply. Although we had qualified multiple sources for this raw ingredient, the increased demand coupled with a supply shortage resulted in the purchase price on this raw ingredient increasing significantly throughout 2004 and the first part of 2005. By mid-2005 some suppliers had re-tooled their manufacturing facilities to increase production capacity of CoQ10, and more competitors entered the market, which has caused supply to increase and purchase prices to decline.

Our Salt Lake City, Utah manufacturing facility has five kitting or dispensing rooms, four large blenders, seven production tablet presses, three coaters, four sorting lines, two bottling lines, and two pillow-pack lines. We currently operate two ten-hour shifts, four days per week. There is, however, no restriction from processes or equipment to add an additional shift for increased capacity. Based on equipment capacity and current product mix, the average manufacturing and packaging utilization rate is at approximately 80% of capacity, assuming two ten-hour shifts, four days per week.

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

A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s downline sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. New Associates are also required to purchase a starter kit that includes a detailed manual, including our policies and procedures. Starter kits are sold at our cost for a price of approximately $49. We also offer starter kits in an electronic format at a lower price, which are also sold at our cost.

Subject to payment of an annual renewal fee, Associates may continue to distribute products until they voluntarily withdraw or are terminated. Initial training of Associates about the products, the Compensation Plan, network marketing, and about USANA is provided primarily by an Associate’s sponsor and others in their sales organization. In addition, we develop and sell training materials and sales tools to assist Associates in building their businesses. We also provide reprints from other commercial publications that feature USANA and may be used as a sales tool. We also periodically sponsor and conduct regional, national, and international Associate events and intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Associates may not sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. Our policies and procedures also restrict Associates’ advertising and representations or claims concerning USANA products or the Compensation Plan.

The Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their downline organizations to sell USANA products to consumers. We believe this Compensation Plan is distinctive for its weekly distributions and equitable payouts, which are designed to create appropriate incentives for the sale of USANA products. Associates cannot simply recruit others for the purpose of developing a downline and earn income passively, depending solely on the efforts of their downline. Each Associate is required to purchase a certain amount of product each month (“Qualifying Purchases”), which they must either resell to consumers or personally use, in order to be qualified to earn commissions or bonuses under USANA’s Compensation Plan. Associates do not earn commissions on these Qualifying Purchases. The purpose of our Compensation Plan is to reward Associates for actively selling our products and for recruiting and retaining others to sell our products.

Associates can earn compensation primarily in four ways:

•       Generating sales volume points based on product sales of their downline sales organization;

•       Participating in a leadership bonus pool based on certain performance requirements;

•       Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices; and

•       Through Company-sponsored promotions and contests.

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

Product Returns

Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund. We then reimburse our Associates upon receipt of proper documentation and the return of the remaining product. Where the consumer of the returned product was an Associate or Preferred Customer, the refund method and amount depend upon the condition of the returned product and the guidelines discussed below.

All returned product within the first 30 days following purchase is refunded at 100% of the sales price to retail customers and Preferred Customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. Depending upon the conditions under which product was returned, Associates and Preferred Customers may receive their refunded amount either based on their original form of payment or with product or credit on account.

During fiscal years 2004, 2005, and 2006 returns as a percentage of net sales were 2.1%, 1.5%, and 1.6% respectively.

Major Customers

Sales in our Direct Selling segment are made to independent Associates and Preferred Customers. No single customer accounted for 10% or more of net segment sales in any of the last three fiscal years. Associates are independent contractors and are not agents, employees, or legal representatives of USANA. Our employees and affiliates cannot be Associates, although there is no prohibition on their family members becoming Associates as long as they do not reside in the same household as the employee or affiliate. Associates may sell products only in countries where we have approved the sale of our products.

In the Contract Manufacturing segment, we had one customer in 2004, and two customers in both 2005 and 2006 that each accounted for more than 10% of net third-party sales.

Compliance by Associates

From time to time Associates fail to adhere to the USANA policies and procedures, including those governing the marketing of our products or making representations regarding the Compensation Plan. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an Associate has violated any of the USANA policies and procedures, we may take a number of disciplinary actions. For example, we may impose sanctions, such as warnings, fines or probation. We also may withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion. More serious infractions may result in termination of the Associate’s purchase and distribution rights completely.

Information Technology

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. This staff manages an array of systems and processes which support global operations 24 hours a day 365 days a year. Three of our critical applications include the following:

•       A web-based application that provides online services to Associates such as trainings and presentations, online shopping, enrollment, company and product information, and other tools to help Associates effectively manage their downline organizations. Our web applications are supported by a clustered environment and a redundant system outside of our home office, which serves as a disaster recovery site.

•       A web-enabled order-entry system that handles order entry, customer information, compensation, genealogy, returns, invoices, and other transactional-based processes.

•       A fully integrated worldwide Enterprise Resource Planning (“ERP”) system that handles financial, inventory management, production processes, quality assurance, and reporting requirements in a multinational environment. This ERP system supports global data integrity and multinational corporate governance and compliance.

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

On March 13, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements. We were hopeful that the FDA would release the final GMP’s during 2006, however, this did not take place. Although we are unsure of when these final GMP’s will be released, we anticipate that the release will be forthcoming in the near future. These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s. We believe that we currently manufacture our dietary supplement products according to the standards of the FDA’s pharmaceutical-level GMP’s. If new GMP’s are adopted, however, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

Other products include cosmetics and products that are deemed to be over-the-counter (“OTC”) drugs. In general, our cosmetic products are not subject to pre-market approval by the FDA. However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product. If such an agency ruling were to become final, we would be required to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMP’s, labeling, and the FDCA’s misbranding and adulteration provisions.

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

In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products companies. The FTC has issued a guidance document to assist companies in understanding and complying with the substantiation requirement. We believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines.

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

In June of 2002 Congress passed the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (“Bioterrorism Act”). Several provisions of the Bioterrorism Act have resulted in additional regulatory compliance issues. For example, one provision in the Bioterrorism Act requires the Secretary of Health and Human Services to develop regulations that mandate domestic and foreign facilities that manufacture, process, pack, or hold food for human or animal consumption in the United States to register with the FDA. On November 24, 2003, we fulfilled this requirement by registering with the FDA. Another provision of the Bioterrorism Act mandates that the FDA receive prior notification of all food importation. Our TenX™ Antioxidant Blast is purchased from a manufacturer located in Canada, therefore, we are required to comply with this notification requirement upon importation of this product. Although some of our raw materials and other certain manufactured product may originate outside of the United States, we procure these items from entities in the United States. From time to time we may bring consumable products that we have sent from our Salt Lake facility to our international locations back into the United States from one or more of these locations. When bringing these products back into the United States from any international location, we are required to comply with this notification requirement.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. USANA already has an internal adverse event reporting system that has been in place for several years. Based on our understanding of the new law’s requirements, we believe we will have to make some changes to our existing reporting system, but none which we believe will be significant. We will know more when the FDA issues implementing regulations later in 2007 and we intend to fully comply.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. Future changes could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

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

On April 5, 2006, the FTC released a proposed New Business Opportunity Rule. The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or may change significantly before it is implemented. If the proposed rule were adopted as currently proposed, it will require us to change some of our current practices regarding pre-sale disclosures.

We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. It is possible that future developments may require that we revise our network marketing program. Any or all of these requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

•       Low barriers to entry resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and

•       Lack of uniform standards for product ingredient sources, potency, purity, absorption rate, and form.

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

We also compete with other network marketing organizations for the time, attention, and commitment of new and current Associates. Our ability to remain competitive in this regard depends, in significant part, on our success in recruiting and retaining Associates. We believe that we offer a rewarding Associate Compensation Plan and attractive Associate benefits and services. To the extent practicable, our Associate Compensation Plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements. We also pay Associate incentives weekly, reducing the time an Associate must wait between purchase and sale of products and payment of commissions. However, there can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals interested in the business opportunities presented by network marketing is limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., Nu Skin Enterprises, Inc., NBTY, Inc., Mannatech, and Schiff Nutrition International, Inc. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Although we provide contract manufacturing services to third party customers in our Contract Manufacturing segment, we are not actively pursuing new clientele. Our primary focus in this segment is the manufacture of the Company’s Sensé™ line of skin and personal care products.

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

Seasonality

The third quarter is seasonally our weakest quarter of each year. In North America, which represents about two thirds of our consolidated net sales, Associate activity tends to slow down as a result of the summer vacation season. The anticipation for new products introduced at our International Convention, held during the third quarter each year, also contributes to the third quarter seasonality.

Backlog

Products sold within the Direct Selling segment are typically shipped within 72 hours after receipt of the order. As of February 28, 2007, there was no significant backlog in either the Direct Selling or Contract Manufacturing segment.

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

Employees

As of February 28, 2007, we had 889 employees worldwide, as measured by full time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe our relationships with our employees are good.

Additional Available Information

We make available, free of charge at our corporate web site, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC’s on-line database located at www.sec.gov.

Item 1A.                Risk Factors

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.   We rely on non-employee, independent Associates to purchase, market, and sell our products. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically work at the distribution of the products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates. We undertake minimal effort to provide individual training to Associates. Associates may voluntarily terminate their agreements with us at any time. There is typically significant turnover in Associates from year to year. Because of this high turnover we must continually recruit new Associates. Our net sales are directly dependent upon the efforts of these non-employee, independent Associates. Future growth in sales volume will depend in large part upon our success in increasing the number of new Associates and improving the productivity of Associates.

If the number or productivity of independent Associates does not increase, our revenue will not increase.   To increase revenue, we must increase the number and/or the productivity of our Associates. We can provide no assurances that the number of Associates will increase or remain constant, or that their productivity will increase. We experienced a 29.5%, 16.7%, and 15.0% increase in active Associates during

2004, 2005, and 2006, respectively. The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.

The violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Compensation Plan could adversely affect our business.   New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general, and private civil actions as well. Legal actions against Associates or others associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our Compensation Plan are observed. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.   Network marketing systems, such as ours, are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations. Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or be forced to alter our Compensation Plan.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales. The United States Federal Trade Commission released a proposed New Business Opportunity Rule on April 5, 2006. The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented. If the proposed rule were adopted as currently proposed, it would require USANA to change its current practices regarding pre-sale disclosures.

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

The loss of key management personnel would adversely affect our business.   Our Founder, Chairman and CEO, Dr. Myron Wentz, is a highly visible spokesman for our products and our business, and our message is based in large part on the vision and reputation of Dr. Wentz, which helps distinguish us from our competitors. Any loss or limitation on Dr. Wentz as a lead spokesman for our mission, business and products could have a material adverse effect upon our business, financial condition, and results of operations. In addition, our executive officers, including executive vice presidents, are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.   Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 46.2% of our outstanding common stock at December 30, 2006. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of the Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.   The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. Failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. In addition, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect our ability to successfully market our products.

On March 13, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements. We were hopeful that the FDA would release the final GMP’s during 2006, however, this did not take place. Although we are unsure of when these final GMP’s will be released, we anticipate that the release will be forthcoming in the near future. These GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP’s. We believe that we currently manufacture our dietary supplement products according to the standards of the FDA’s pharmaceutical-level GMP’s. If new GMP’s are adopted, however, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia’s TGA. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. These activities are also subject to regulation by various agencies of the countries in which our products are sold.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping and reporting, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on us.

Our net sales are significantly affected by our success in growing existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.   We have a history of expanding into new international markets. We commenced operations in Australia and New Zealand in February 1998, in the United Kingdom in December 1998, and in Hong Kong in November 1999. In 2000, we began limited business activity in Japan and launched more formal operations there in October 2001. In October 2002, we began business operations in Taiwan. We ceased in-market operations in the United Kingdom at the end of the first quarter of 2000. We commenced operations in South Korea and Singapore in July and November 2003, respectively, and opened operations in Mexico during March 2004. In January 2007, we began business operations in Malaysia. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to recruit qualified Associates. There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

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

An increase in the amount of incentives paid to Associates would reduce profitability.   The payment of Associate incentives is a significant expense. These incentives include commissions, leadership bonuses, and certain awards and prizes. From time to time we have changed our Compensation Plan to better manage these incentives as a percentage of net sales. Management closely monitors the amount of Associate incentives paid as a percentage of net sales and may adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to the Compensation Plan or product pricing will be successful in maintaining current levels of Associate incentives expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated Associates. An increase in incentive payments to Associates as a percentage of net sales would reduce our profitability.

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

•       Other competing network marketing organizations entering into the marketplace that may recruit our existing Associates or reduce the potential pool of new Associates; and

•       Changes to USANA’s Compensation Plan required by law or implemented for business reasons that cause it to be more difficult to attract and retain Associates.

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

Taxation and transfer pricing considerations affect our operations.   Our principal domicile is the United States. The following table summarizes 2006 sales data as a percentage of consolidated net sales and the associated statutory income tax rates for each of our geographic regions (sales data for the United States region includes 2.5% of net consolidated sales contributed by the Contract Manufacturing segment):

Region	% Net Sales	Tax Rate
United States	45.1%	37.5%
Canada	18.5%	36.0%
Australia / New Zealand	12.9%	30.0% / 33.0%
Hong Kong	4.3%	17.5%
Japan	2.4%	43.1%
Taiwan	5.7%	25.0%
South Korea	1.8%	29.7%
Singapore	4.5%	20.0%
Mexico	4.8%	29.0%

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly. Although we believe that we are in compliance with all applicable regulations and restrictions, we are subject to the risk that taxing authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. We are also subject to the risk that taxing authorities in any market we operate could change laws in a manner that may increase our effective tax rate and/or duties on our products. Under tax treaties, we are eligible to receive foreign tax credits in the United States for foreign taxes actually paid abroad. At this time there are no major audits in progress. In the event future audits or assessments are concluded adversely to us, we may or may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we are utilizing all foreign tax credits in the year in which they arise. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition and operating results.

Exchange rate fluctuations affect our foreign operations and could reduce our net sales and earnings.   Over the past several years, a significant amount of our net sales have been generated outside the United States. Net sales generated outside the United States for the year ended December 30, 2006 represented 54.9% of total net sales. We intend to continue to expand our foreign operations, exposing us to risks of changes in social, political, and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment or foreign exchange restrictions in countries where we have operations. Since a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our foreign subsidiaries are transacted in U.S. dollars. As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. We enter into forward and option foreign exchange contracts to manage currency fluctuations on certain commitments denominated in foreign currency, including intercompany cash transfers. We do not use derivative instruments for speculative purposes. There can be no assurance that foreign currency contract transactions will protect operating results and cash flows from potentially adverse effects of currency exchange fluctuations. Those adverse effects would also adversely affect our business, financial condition, and results of operations.

Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.   In 2004 the financial press reported congestion at West Coast ports caused by increasing cargo volumes, a lack of capacity on the railroads, and a shortage of manpower. We felt the effects in our container shipments to Australia, which required additional use of airfreight to meet demand. Port congestion has since been relieved. Although subsequently there has been no significant port congestion, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies resulting in unexpected increases in shipping costs. Our freight forwarders will continue to exercise flexibility in the selection of ports and carriers to provide the best service.

The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers, could have a material adverse effect on our business, financial condition, and results of operations.   We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Normally, materials used in manufacturing our products are purchased on account or by purchase order. We have very few long-term agreements for the supply of these materials. We also contract with third-party manufacturers and suppliers for the production of some of our products, including gelatin-capsuled supplements, Garlic EC™, OptOmega®, certain powdered drink mixes, and bars. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team. There is a risk that any of our suppliers or manufacturers could discontinue manufacturing our products or selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. We have in the past discontinued or temporarily stopped sales of certain products manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials and manufactured products needed by us in the quantities requested or at prices we are willing to pay. Because we do not control the actual production of certain raw materials and products, we are also subject to delays caused by interruption in production of materials based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

Shortages of raw materials used in certain of our products may temporarily adversely affect our margins and our profitability related to the sale of those products.   In 2003 the demand for Coenzyme Q10 in the nutrition industry began to increase dramatically, which subsequently caused a shortage in supply of this raw material component. As a result, suppliers began re-tooling their manufacturing facilities to increase production capacity in order to meet the growing demand. Certain of our nutritional products were affected by this raw material shortage. Although we identified multiple sources to supply quality raw ingredients, quantities of materials acquired during this shortage were purchased at higher prices, which negatively impacted gross margins for those products affected. By mid-2005 some suppliers had re-tooled their manufacturing facilities to increase production capacity of CoQ10, and more competitors entered the market to produce it, which has caused supply to increase and purchase prices to decline.

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

As a manufacturer we may be subject to product liability claims.   As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, we have not been party to any product liability litigation, although certain individuals have asserted that they have suffered adverse consequences as a result of using our nutritional products. These matters historically have been settled to our satisfaction and have not resulted in material payments. We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate.

Our business is subject to particular intellectual property risks.   Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws. We have also entered into confidentiality agreements with certain of our employees involved in research and development activities. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and many of the other countries in which we are either presently operating or plan to commence operations in the future. Notwithstanding our efforts as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third-parties will not assert claims against us for infringement of the proprietary rights of others. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results. There can be no assurance that third-party claims will not in the future adversely affect our business, financial condition, and results of operations.

Our manufacturing activity is subject to certain risks.   We manufacture approximately 77% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Salt Lake City, Utah. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures and could have a material adverse effect on our business, financial condition, and results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

We may incur liability under our “Athlete Guarantee” program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.   USANA believes that its nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. The Company retains independent testing agencies to conduct periodic checks for banned substances. The Company further believes that while its products promote good health, they are not otherwise considered to be “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”). For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up its claim that athletes who use the Company’s products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes, some of whom are high-profile and highly compensated, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA would compensate that athlete two times their current annual earnings up to one million dollars based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

•       Designate lots identified as dedicated to the program and retain additional samples;

•       Store designated lot samples externally with a third party; and

•       Establish a chain of custody that requires signatures on behalf of USANA and the third-party to transfer possession of the product lots and that restricts access by USANA employees after the transfer.

All applicants are subject to screening and acceptance by the Company in its sole discretion. Contracts are tailored to fit the athlete’s individual circumstances and the amount of the Company’s exposure is limited based on the level of sponsorship of the participating athlete. Although the Company believes that the pool of current and potential participants in the program is small, there is no guarantee that an athlete accepted in the program will not successfully make a claim against the guarantee, which would require that the Company pay the athlete under the terms of its agreement with that athlete. The Company currently has no insurance to protect it from potential claims under this program.

Item 1B.               Unresolved Staff Comments

We received no written comments from the Commission staff that remain unresolved regarding periodic or current reports under the Act in the 180 days previous to December 30, 2006.

Item 2.                        Properties

Our corporate headquarters building is located in Salt Lake City, Utah in a 192,000 square foot facility on a company-owned 16-acre parcel. The allocation of this space at our corporate headquarters is as follows: approximately 56,000 square feet for manufacturing, packaging, and distribution; approximately 65,000 square feet of warehouse space; and approximately 71,000 square feet occupied by executive and administrative personnel, customer service, research and development, and three laboratories. We own our corporate headquarters facility, as well as the production studio and office space purchased in connection with our acquisition of FMG Productions, now doing business as USANA Studios. Based on equipment capacity and current product mix, the average manufacturing and packaging utilization rate at our corporate headquarters building is at approximately 80% of capacity.

In 2006 we began construction of an addition to our corporate headquarters building. This expansion will add approximately 162,000 square feet to the facility. The allocation of this space will be as follows: approximately 23,000 square feet for manufacturing and packaging; approximately 56,000 square feet for warehouse space; and approximately 83,000 square feet to be occupied by executive and administrative personnel, customer service, research and development, and USANA Studios. We expect to have this construction complete by the end of fiscal 2007.

In the Direct Selling segment we lease properties used primarily as regional offices and distribution warehouses located in Canada, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, and Malaysia. In December 2006, we entered into an agreement to purchase a facility in Australia, which will replace the facility we currently lease there. We expect to move operations to this new facility in late 2007 or early 2008, and we will terminate our existing lease at that time.

Our primary facility in the Contract Manufacturing segment is located in Draper, Utah. We also have a manufacturing facility located in China. We lease our contract manufacturing facility located in Draper,

Utah and own the manufacturing facility in China. Our Contract Manufacturing segment currently operates at approximately 64% of manufacturing and packaging capacity.

Current monthly lease commitments for the properties under lease total approximately $292,000.

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

No matters were submitted to a vote of shareholders during the quarter ended December 30, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated:

2005	High	Low
First Quarter	$52.93	$32.60
Second Quarter	$48.48	$40.07
Third Quarter	$54.10	$41.87
Fourth Quarter	$48.50	$37.30

2006	High	Low
First Quarter	$43.42	$37.38
Second Quarter	$42.70	$35.81
Third Quarter	$47.33	$35.06
Fourth Quarter	$52.84	$42.76

On February 28, 2007, the high and low sales prices of our common stock as reported by NASDAQ were $59.11 and $57.76, respectively.

Shareholders

As of February 28, 2007, we had approximately 531 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, our financial condition, and other factors deemed relevant by the Board of Directors.

Share Repurchases

Purchases made during the quarter ended December 30, 2006 and for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2006 through November 4, 2006 (Fiscal October)	162	$44.43	162	$40,497
November 5, 2006 through December 2, 2006 (Fiscal November)	15	$43.67	15	$39,842
December 3, 2006 through December 30, 2006 (Fiscal December)	0	$0.00	0	$39,842
	177	$44.36	177

*                    The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchase under the plan. At the beginning of the fourth quarter, the Company had $47,694 remaining available for share repurchase under the plan. There currently is no expiration date on the approved repurchase amount.

Item 6.                        Selected Financial Data

For comparability purposes, the selected consolidated financial data set forth in this report includes a minor reclassification that results in a reduction to both net sales and Associate incentives, but does not impact earnings from operations, net earnings, or earnings per share. This reclassification is discussed further in item 24 of Note A to the Consolidated Financial Statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year*
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$132,319	$197,824	$269,351	$323,089	$374,190
Cost of sales	33,392	44,422	66,822	78,016	89,545
Gross profit	98,927	153,402	202,529	245,073	284,645
Operating expenses:
Associate incentives	49,717	76,486	100,960	124,045	146,251
Selling, general, and administrative	35,382	44,413	54,692	60,326	72,854
Research and development	1,035	1,384	2,031	2,339	3,197
Total operating expenses	86,134	122,283	157,683	186,710	222,302
Earnings from operations	12,793	31,119	44,846	58,363	62,343
Other income (expense), net	(221)	192	233	487	1,411
Earnings before income taxes	12,572	31,311	45,079	58,850	63,754
Income taxes	4,069	10,494	14,302	19,856	22,488
Net earnings	$8,503	$20,817	$30,777	$38,994	$41,266
Earnings per share:
Basic	$0.45	$1.09	$1.61	$2.07	$2.29
Diluted	$0.41	$0.98	$1.51	$1.98	$2.20
Weighted average shares outstanding:
Basic	18,884	19,018	19,163	18,873	18,053
Diluted	20,647	21,319	20,415	19,721	18,724
Dividends per share	—	—	—	—	—

	As of
	Dec. 28, 2002	Jan. 3, 2004	Jan. 1, 2005	Dec. 31, 2005	Dec. 30, 2006
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,686	$18,965	$15,067	$10,579	$27,029
Working capital	$1,228	$18,330	$18,073	$15,274	$20,810
Current assets	$18,907	$38,249	$40,823	$41,830	$60,615
Total assets	$39,113	$65,127	$71,664	$73,708	$100,002
Long-term debt, less current maturities	$2,572	$—	$—	$—	$—
Stockholders’ equity	$18,093	$44,371	$47,843	$45,738	$60,197
Other Data:
Active Associates	66,000	88,000	114,000	133,000	153,000
Active Preferred Customers	45,000	51,000	63,000	70,000	78,000
Total Active Customers	111,000	139,000	177,000	203,000	231,000

*                    The Company’s fiscal year ends on the Saturday closest to December 31. The 2002, 2004, 2005, and 2006 fiscal years were 52-week years. Fiscal year 2003 was a 53-week year.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed through a network marketing system. Net sales are primarily dependent upon the efforts of a network of independent Associates who purchase products and sales materials. We also sell products directly to Preferred Customers who purchase products for personal use and are not permitted to resell or distribute the products. As of December 30, 2006, we had 153,000 active Associates and 78,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

As discussed more fully in Note L of the Consolidated Financial Statements included in this report, we have two reportable segments: Direct Selling and Contract Manufacturing. The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. The Contract Manufacturing segment consists of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products as well as contract manufacturing services provided to a limited number of third-party customers.

Presentation

For comparability purposes, the selected consolidated financial data set forth in this report includes a minor reclassification that results in a reduction to both net sales and Associate incentives, but does not impact earnings from operations, net earnings, or earnings per share. This reclassification is discussed further in item 24 of Note A to the Consolidated Financial Statements.

Sales, and shipping and handling billed to customers, are recorded as revenue when the product is shipped and title passes to the customer, net of applicable sales discounts. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. A provision for product returns and allowances is provided for and is founded on historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and recognized as income on a straight-line basis over a twelve-month period.

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

Associate incentive expenses are incurred only by the Direct Selling segment and represent the most significant expense for this segment at 40.1% of net segment sales in 2006. Associate incentives include commissions and leadership bonuses that are paid weekly, based on sales volume points. Compensation paid to our Associates for promotions and contests are also reported as a component of Associate incentives. Products are assigned a sales volume point value that is independent of the product’s price. Associates earn commissions based on sales volume points generated in their downline sales organization. Products such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant, an Associate may earn commissions on sales volume points generated from personal purchases that are not considered to be part of their “Qualifying Purchases”. Qualifying Purchases are the amount of product that Associates must purchase each month, which they must either resell to consumers or personally use, in order to be qualified to earn commissions or bonuses under USANA’s Compensation Plan. Commission paid to an Associate on their own personal purchases are considered a sales discount and reported as a reduction to net sales.

Selling, general, and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, promotions and advertising, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general, and administrative expenses. Significant depreciation and amortization expense is incurred as a result of continued investments in computer and telecommunications equipment and systems to support international expansion. We anticipate that significant additional capital investments will be required in future periods to promote and support anticipated growth in sales and the increasing size of our active customer base.

Research and development expenses include costs incurred in developing new products, enhancing existing products, and formulating products for introduction into international markets.

Results of Operations

The following table summarizes the consolidated operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2004	2005	2006
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	24.8	24.1	23.9
Gross profit	75.2	75.9	76.1
Operating expenses:
Associate incentives	37.5	38.4	39.1
Selling, general, and administrative	20.3	18.7	19.5
Research and development	0.8	0.7	0.9
Total operating expenses	58.6	57.8	59.5
Earnings from operations	16.6	18.1	16.6
Other income, net	0.1	0.2	0.4
Earnings before income taxes	16.7	18.3	17.0
Income taxes	5.3	6.2	6.0
Net earnings	11.4%	12.1%	11.0%

Summary of 2006 Financial Results and Developments

Consolidated net sales continued to improve throughout 2006, increasing 15.8% to $374.2 million from $323.1 million in 2005. Excluding the positive impact of foreign currency fluctuations, net sales increased 14.8%. Overall, sales growth can be attributed to an increase in the number of active Associates resulting in increased product sold in most countries within the Direct Selling segment.

Net earnings for the year increased 5.8% to $41.3 million. As a percentage of net sales, net earnings decreased from 12.1% in 2005, to 11.0% in 2006. Two items that significantly influenced these changes in net earnings for the year were: 1) increased net sales, and 2) the recognition of equity-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (equity-based compensation expense was not recognized in prior years’ Consolidated Statements of Earnings), which is discussed further below.

The first significant event of the year was our inaugural Asia Pacific Convention held in Singapore in March. In September we held our annual International Convention in Salt Lake City, Utah. Nearly 7,000 Associates from 12 different countries attended the September Convention. At our International

Convention, we introduced a new Optimizer supplement, TenX™ Antioxidant Blast, a unique dietary supplement fruit bar that provides the equivalent of two fruit servings and is fortified with important antioxidants, including quercetin and our patented Olivol® olive-fruit extract. We also announced that we would be featured in the November issue of Success from Home magazine, a commercial publication on home-based business opportunities. We purchased large quantities of the November issue of this magazine and priced them for sale to our Associates at cost. In an effort to further subsidize the cost to Associates of distributing the magazine as a prospecting and marketing tool, we also offer free shipping on packs of 56 magazines when placed the monthly product subscription program known as “Autoship.”  In addition, and for a limited time, Associates who purchased a 56-pack of the Success from Home magazine were eligible to participate in a matching commission check promotion.

In September we also received our business license in Malaysia and announced that we expected to begin operations there in the first quarter of 2007. We officially commenced operations in Malaysia on January 8, 2007. Throughout 2007 we will continue to focus on growing our business in existing markets, as well as developing our business in Malaysia.

Implementation of SFAS No. 123(R)

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires equity-based compensation expense to be recognized in financial statements. The modified prospective application was used to adopt these provisions. Under this method, compensation expense includes the estimated fair value of equity awards earned during the reported period. Our Consolidated Statements of Earnings for 2006 interim periods reflect equity-based compensation expense, which has not been reflected in either interim or annual Consolidated Statements of Earnings for fiscal years prior to 2006. Equity-based compensation expense recognized in the Consolidated Statements of Earnings for the year ended December 30, 2006 was as follows:

Year Ended
December 30, 2006
(in thousands)
Cost of sales	$558
Selling, general and administrative	3,710
Research and development	521
4,789
Related tax benefit	1,544
Net equity-based compensation expense	$3,245

Earnings per basic and diluted share were reduced $0.17 from what earnings would have been exclusive of equity-based compensation. The following table shows remaining unrecognized compensation expense on a pre-tax basis related to all types of equity awards outstanding as of December 30, 2006. This table does not include an estimate for future grants that may be issued.

(in thousands)
2007	$5,481
2008	4,792
2009	2,878
2010	2,268
Thereafter	484
$15,903

The cost above is expected to be recognized over a weighted-average period of 2.2 years.

More information on our equity-based compensation plans and the accounting for equity-based compensation expense can be found in Note K—Equity-Based Compensation, to the Consolidated Financial Statements.

Fiscal Year 2006 compared to Fiscal Year 2005

Net Sales.   Net sales increased 15.8% to $374.2 million in 2006, an increase of $51.1 million, from $323.1 million in 2005. The change consisted of a $50.0 million increase in the Direct Selling segment and a $1.1 million increase in the Contract Manufacturing segment.

The following table summarizes the changes in net sales by segment and geographic region for the fiscal years ended December 31, 2005 and December 30, 2006:

Net Sales By Segment and Region
(in thousands)

	Year Ended				Change from	Percent
Segment / Region	2005		2006		Prior Year	Change
Direct Selling
North America
United States	$134,227	41.5%	$159,377	42.6%	$25,150	18.7%
Canada	61,252	19.0%	69,053	18.5%	7,801	12.7%
Mexico	13,966	4.3%	18,059	4.8%	4,093	29.3%
North America Total	209,445	64.8%	246,489	65.9%	37,044	17.7%
Asia Pacific
Australia-New Zealand	44,711	13.8%	48,316	12.9%	3,605	8.1%
Hong Kong	12,217	3.8%	16,049	4.3%	3,832	31.4%
Japan	10,173	3.1%	9,154	2.4%	(1,019)	(10.0)%
Taiwan	20,068	6.3%	21,168	5.7%	1,100	5.5%
South Korea	4,750	1.5%	6,941	1.8%	2,191	46.1%
Singapore	13,589	4.2%	16,788	4.5%	3,199	23.5%
Asia Pacific Total	105,508	32.7%	118,416	31.6%	12,908	12.2%
Segment Total	314,953	97.5%	364,905	97.5%	49,952	15.9%
Contract Manufacturing	8,136	2.5%	9,285	2.5%	1,149	14.1%
Consolidated	$323,089	100.0%	$374,190	100.0%	$51,101	15.8%

Net sales from the Direct Selling segment in North America increased 17.7% over the prior year. Excluding the positive impact of foreign currency fluctuations, sales in this region improved 15.6%. The overall sales growth in this region during 2006 was driven by a 14.6% increase in the number of active Associates and, to a lesser extent, an 11.1% increase in the number of active Preferred Customers.

Net sales in the Asia Pacific region of the Direct Selling segment improved 12.2% over prior year results. Excluding the negative impact of foreign currency in this region, sales increased 13.3%. This sales growth was driven by a 15.7% increase in the number of active Associates.

We believe that in addition to our quality products and rewarding Compensation Plan, the growth in the number of Active Associates can be attributed to the following:

•       Unique incentive programs, including contests and promotions designed to increase selling activity;

•       Ongoing communication with Associate leaders in the field;

•       Growing Associate leadership base;

•       Company-sponsored events directed at Associate recognition, motivation, and training; and

•       The introduction of new products and sales tools.

Net sales in the Contract Manufacturing segment increased 14.1% to $9.3 million, from $8.1 million in 2005. The increase can be attributed primarily to the fulfillment of backlogged orders throughout the first half of the year and, to a lesser extent, a modest increase in sales to existing third-party customers.

The Company follows the practice of providing guidance concerning anticipated consolidated net sales. Management currently anticipates net sales for 2007 to grow between 15% and 17%, compared with 2006. The anticipated increase in net sales is expected to come from our Direct Selling segment.

The following tables summarize the changes in our active customer base for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	December 31, 2005		December 30, 2006		Prior Year	Change
North America
United States	51,000	38.3%	59,000	38.5%	8,000	15.7%
Canada	23,000	17.3%	24,000	15.7%	1,000	4.3%
Mexico	8,000	6.0%	11,000	7.2%	3,000	37.5%
North America Total	82,000	61.6%	94,000	61.4%	12,000	14.6%
Asia Pacific
Australia-New Zealand	17,000	12.8%	19,000	12.4%	2,000	11.8%
Hong Kong	4,000	3.0%	9,000	5.9%	5,000	125.0%
Japan	5,000	3.8%	4,000	2.6%	(1,000)	(20.0)%
Taiwan	13,000	9.8%	14,000	9.2%	1,000	7.7%
South Korea	2,000	1.5%	2,000	1.3%	—	0.0%
Singapore	10,000	7.5%	11,000	7.2%	1,000	10.0%
Asia Pacific Total	51,000	38.4%	59,000	38.6%	8,000	15.7%
Total	133,000	100.0%	153,000	100.0%	20,000	15.0%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	December 31, 2005		December 30, 2006		Prior Year	Change
North America
United States	44,000	62.9%	50,000	64.1%	6,000	13.6%
Canada	18,000	25.7%	18,000	23.1%	—	0.0%
Mexico	1,000	1.4%	2,000	2.5%	1,000	100.0%
North America Total	63,000	90.0%	70,000	89.7%	7,000	11.1%
Asia Pacific
Australia-New Zealand	6,000	8.6%	7,000	9.0%	1,000	16.7%
Hong Kong	**	0.0%	**	0.0%	—	N/A
Japan	1,000	1.4%	1,000	1.3%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Asia Pacific Total	7,000	10.0%	8,000	10.3%	1,000	14.3%
Total	70,000	100.0%	78,000	100.0%	8,000	11.4%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	December 31, 2005		December 30, 2006		Prior Year	Change
North America
United States	95,000	46.8%	109,000	47.2%	14,000	14.7%
Canada	41,000	20.2%	42,000	18.2%	1,000	2.4%
Mexico	9,000	4.4%	13,000	5.6%	4,000	44.4%
North America Total	145,000	71.4%	164,000	71.0%	19,000	13.1%
Asia Pacific
Australia-New Zealand	23,000	11.3%	26,000	11.2%	3,000	13.0%
Hong Kong	4,000	2.0%	9,000	3.9%	5,000	125.0%
Japan	6,000	3.0%	5,000	2.1%	(1,000)	(16.7)%
Taiwan	13,000	6.4%	14,000	6.1%	1,000	7.7%
South Korea	2,000	1.0%	2,000	0.9%	—	0.0%
Singapore	10,000	4.9%	11,000	4.8%	1,000	10.0%
Asia Pacific Total	58,000	28.6%	67,000	29.0%	9,000	15.5%
Total	203,000	100.0%	231,000	100.0%	28,000	13.8%

Gross Profit.   Consolidated gross profit improved to 76.1% of net sales in 2006, from 75.9% in 2005. This increase was driven by modest improvements in both of our operating segments that are explained below.

Gross profit in the Direct Selling segment improved to 78.1% of net segment sales in 2006, from 78.0% in 2005. This improvement in gross profit margins for the Direct Selling segment can be attributed primarily to lower costs on certain key raw materials, such as Coenzyme Q10. This improvement was partially offset by the following:

•       Higher freight costs on shipments to Associates and Preferred Customers;

•       The required inclusion of equity-based compensation expense; and

•       Additional costs relating to our promotions on the Success from Home magazine.

Although gross profit margin in the Contract Manufacturing segment improved modestly, this segment continued to generate minimal gross profit margins from its third-party customers in both 2006 and 2005. As a reminder, we acquired the Contract Manufacturing business primarily as a means to produce the Company’s Sensé™ product line. We are not actively pursuing growth of the third-party business in this segment.

We anticipate improvement to gross profit margins in the Direct Selling segment during 2007, which is primarily due to the lower costs negotiated on raw materials. Additionally, we replaced one of our freight carriers, which we believe will provide some relief to the higher shipping costs that we experienced during 2006.

Associate Incentives.   Expenses related to Associate incentives are only incurred by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment. Associate incentives increased to 40.1% of net segment sales in 2006, compared to 39.4% in 2005. The increase in Associate incentives relative to net segment sales can be primarily attributed to an increase in amounts paid on incentive promotions, including higher paying contests and promotions.

We expect Associate incentives to approximate current levels for the foreseeable future. However, as we look for ways to continue to increase sales, our Associate incentives may fluctuate modestly quarter to quarter.

Selling, General, and Administrative.   Selling, general, and administrative expenses increased to 19.5% of net sales in 2006 from 18.7% in 2005. This increase, as a percentage of net sales, can be attributed largely to the recognition of equity-based compensation expense, the selling, general and administrative portion of which totaled 1.0% of net sales in 2006. This increased cost as a percentage of sales was partially offset by modest operating leverage generated on our growing sales base.

In absolute terms, our selling, general and administrative expenses increased by $12.5 million from 2005 to 2006. This absolute increase in selling, general and administrative expenses can, in great part, be attributed to the following:

•       Increased spending in many of our markets to support growing sales and an increasing number of Associates;

•       Expensing of equity-based compensation of $3.7 million;

•       Increased spending related to our international expansion efforts, mostly in Malaysia; and

•       Increased costs associated with Company-sponsored events such as our annual International Convention held in September 2006, and the inaugural Asia Pacific Convention held in March 2006.

We believe that selling, general, and administrative expenses in 2007, as a percentage of net sales, will be in line with what we experienced in 2006. Although we have experienced leverage on this line item in the last several years, we will be focusing on a few key initiatives in 2007 that we believe will have a beneficial impact to the long-term financial health of USANA.

Other Income.   Other income increased to $1.4 million in 2006, from $487 thousand in 2005. The improvement in other income can be attributed to foreign currency gains realized in 2006.

Income Taxes.   Income taxes totaled 35.3% of earnings before income taxes in 2006, compared with 33.7% in 2005. This increase reduced diluted earnings per share in 2006 by approximately $0.06. This increase can be attributed to a 40% phase out of the Extraterritorial Income Exclusion in 2006, tax expense associated with non-deductible value added taxes, and taxes associated with equity-based compensation under SFAS No. 123(R). The 2006 effective tax rate increase was partially offset by an increase in the 2006 Federal Incremental Research Credit.

We expect that our effective tax rate for the full year of 2007 will be approximately 36.5%. This expected increase is due to the complete phase out of the Extraterritorial Income Exclusion, partially offset by the increased deduction for Qualified Production Activities as well as an extension of the Federal Incremental Research Credit. The anticipated tax rate for 2007 may be affected by the type and amount of stock options exercised during the year and other items.

Net Earnings.   Net earnings increased 5.8% to $41.3 million in 2006, an increase of $2.3 million, from $39.0 million in 2005. Net earnings growth slowed during 2006 due to the following:

•       The inclusion of equity-based compensation expense that impacted net earnings by $3.2 million;

•       Higher relative incentives paid to our Associates;

•       Increased expenses associated with international expansion efforts; and

•       A higher effective tax rate.

Diluted earnings per share improved to $2.20 in 2006, an increase of $0.22, from $1.98 in 2005. Diluted earnings per share in 2006 included equity-based compensation expense that reduced earnings per share by $0.17; whereas the diluted earnings per share of $1.98 in 2005 did not include equity-based compensation expense.

We expect to grow earnings per share in 2007 between 17% and 20%. This estimate assumes a 2007 tax rate of 36.5%, which is meaningfully higher than the 35.3% tax rate we experienced in 2006. We believe that growth in earnings per share will exceed that of growth in net sales as a result of improved gross margins, a lower proportion of our net sales coming from the Contract Manufacturing segment, and execution of the remaining amounts available under the share buy back program.

Fiscal Year 2005 compared to Fiscal Year 2004

Net Sales.   Net sales increased 20.0% to $323.1 million in 2005, an increase of $53.7 million, from $269.4 million in 2004. During 2005, net sales in the Direct Selling segment increased by $55.9 million, while net sales in the Contract Manufacturing segment declined $2.2 million from 2004.

The following table summarizes the change in net sales by segment and geographic region for the fiscal years ended January 1, 2005 and December 31, 2005:

Net Sales By Segment and Region
(in thousands)

	Year Ended				Change from	Percent
Segment / Region	2004		2005		Prior Year	Change
Direct Selling
North America
United States	$112,151	41.6%	$134,227	41.5%	$22,076	19.7%
Canada	51,800	19.2%	61,252	19.0%	9,452	18.2%
Mexico	8,258	3.1%	13,966	4.3%	5,708	69.1%
North America Total	172,209	63.9%	209,445	64.8%	37,236	21.6%
Asia Pacific
Australia-New Zealand	35,187	13.1%	44,711	13.8%	9,524	27.1%
Hong Kong	10,819	4.0%	12,217	3.8%	1,398	12.9%
Japan	9,120	3.4%	10,173	3.1%	1,053	11.5%
Taiwan	15,861	5.9%	20,068	6.3%	4,207	26.5%
South Korea	5,676	2.1%	4,750	1.5%	(926)	(16.3)%
Singapore	10,168	3.8%	13,589	4.2%	3,421	33.6%
Asia Pacific Total	86,831	32.3%	105,508	32.7%	18,677	21.5%
Segment Total	259,040	96.2%	314,953	97.5%	55,913	21.6%
Contract Manufacturing	10,311	3.8%	8,136	2.5%	(2,175)	(21.1)%
Consolidated	$269,351	100.0%	$323,089	100.0%	$53,738	20.0%

The increase in net sales contributed by the Direct Selling segment can be primarily attributed to the following factors:

•       A 16.7% increase in the active Associate base and an 11.1% increase in the active Preferred Customer base for the year ended 2005;

•       A $5.7 million increase in Mexico due to a full year of operations; and

•       Stronger foreign currencies relative to the U.S. dollar, which positively affected the translation of sales in foreign currencies by $7.7 million.

The decrease in net sales of our Contract Manufacturing segment can be attributed to an increased focus on the manufacture of our Sensé™ line and a decreased emphasis on our third-party business.

The following tables summarize the growth in active customers for the Direct Selling segment by geographic region as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 1, 2005		December 31, 2005		Prior Year	Change
North America
United States	43,000	37.7%	51,000	38.3%	8,000	18.6%
Canada	22,000	19.3%	23,000	17.3%	1,000	4.5%
Mexico	7,000	6.1%	8,000	6.0%	1,000	14.3%
North America Total	72,000	63.1%	82,000	61.6%	10,000	13.9%
Asia Pacific
Australia-New Zealand	14,000	12.3%	17,000	12.8%	3,000	21.4%
Hong Kong	5,000	4.4%	4,000	3.0%	(1,000)	(20.0)%
Japan	4,000	3.5%	5,000	3.8%	1,000	25.0%
Taiwan	9,000	7.9%	13,000	9.8%	4,000	44.4%
South Korea	2,000	1.8%	2,000	1.5%	—	0.0%
Singapore	8,000	7.0%	10,000	7.5%	2,000	25.0%
Asia Pacific Total	42,000	36.9%	51,000	38.4%	9,000	21.4%
Total	114,000	100.0%	133,000	100.0%	19,000	16.7%

We believe that various factors contributed to the increase in the number of active Associates during 2005, including enthusiasm surrounding the new self-preserving Sensé™ product line, ongoing communication with Associate leaders in the field, and company-sponsored events and promotions to motivate Associates.

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 1, 2005		December 31, 2005		Prior Year	Change
North America
United States	38,000	60.3%	44,000	62.9%	6,000	15.8%
Canada	17,000	27.0%	18,000	25.7%	1,000	5.9%
Mexico	1,000	1.6%	1,000	1.4%	—	0.0%
North America Total	56,000	88.9%	63,000	90.0%	7,000	12.5%
Asia Pacific
Australia-New Zealand	5,000	7.9%	6,000	8.6%	1,000	20.0%
Hong Kong	1,000	1.6%	**	0.0%	(1,000)	(100.0)%
Japan	1,000	1.6%	1,000	1.4%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Asia Pacific Total	7,000	11.1%	7,000	10.0%	—	0.0%
Total	63,000	100.0%	70,000	100.0%	7,000	11.1%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	January 1, 2005		December 31, 2005		Prior Year	Change
North America
United States	81,000	45.8%	95,000	46.8%	14,000	17.3%
Canada	39,000	22.0%	41,000	20.2%	2,000	5.1%
Mexico	8,000	4.5%	9,000	4.4%	1,000	12.5%
North America Total	128,000	72.3%	145,000	71.4%	17,000	13.3%
Asia Pacific
Australia-New Zealand	19,000	10.8%	23,000	11.3%	4,000	21.1%
Hong Kong	6,000	3.4%	4,000	2.0%	(2,000)	(33.3)%
Japan	5,000	2.8%	6,000	3.0%	1,000	20.0%
Taiwan	9,000	5.1%	13,000	6.4%	4,000	44.4%
South Korea	2,000	1.1%	2,000	1.0%	—	0.0%
Singapore	8,000	4.5%	10,000	4.9%	2,000	25.0%
Asia Pacific Total	49,000	27.7%	58,000	28.6%	9,000	18.4%
Total	177,000	100.0%	203,000	100.0%	26,000	14.7%

Gross Profit.   Consolidated gross profit increased to 75.9% of net sales in 2005 from 75.2% in 2004. This improvement in consolidated gross profit can primarily be attributed to a decrease in the impact that the Contract Manufacturing segment had on the total, and to a lesser extent, modest leverage benefits gained on a rising sales base.

Gross profit in the Direct Selling segment increased modestly in 2005 to 78.0% of net segment sales, compared to 77.7% in 2004. This modest improvement can primarily be attributed to leverage benefits on semi-variable costs realized on a rising sales base.

The Contract Manufacturing segment generated minimal profit from its third-party customers for the year 2005, compared to gross profit of 12.5% in 2004. The decline in gross profit margin from third-party customers can primarily be attributed to production inefficiencies in the segment’s third-party business. The Contract Manufacturing business was acquired primarily as a means to produce the Company’s Sensé™ product line, not for the third-party business.

Associate Incentives.   Expenses related to Associate incentives are only incurred by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment. Associate incentives increased to 39.4% of net segment sales in 2005, compared to 39.0% in 2004. The increase in Associate incentives relative to net segment sales can be attributed to a higher payout rate of base commissions generated. We also began an initiative to increase rewards to our top-performing Associates in the third quarter of 2005 through contests, promotions, and other incentives designed to support sales growth and assist our Associates in growing their respective businesses.

Selling, General, and Administrative.   Selling, general, and administrative expenses decreased to 18.7% of net sales in 2005 from 20.3% in 2004. The decrease, as a percentage of net sales, can be attributed to leverage gained on the increase in sales during 2005.

In absolute terms, our selling, general and administrative expenses increased $5.6 million from 2004 to 2005, which was attributable to an increase in spending in many of our markets to support growing sales and an increasing number of Associates.

Income Taxes.   Income taxes totaled 33.7% of earnings before income taxes in 2005, compared with 31.7% in 2004. The increase in the effective tax rate for 2005 can be attributed to the first 20% phase out of the Extraterritorial Income Exclusion, which was only partially offset by a new 3% deduction for Qualified Production Activities. Additionally, in 2004 we received a favorable settlement from a foreign tax audit.

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

	Quarter Ended
	April 2,	July 2,	Oct. 1,	Dec. 31,	April 1,	July 1,	Sept. 30,	Dec. 30,
	2005	2005	2005	2005	2006	2006	2006	2006
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$75,527	$80,878	$81,038	$85,646	$88,229	$92,482	$93,698	$99,781
Cost of sales	18,010	19,499	19,760	20,747	21,338	22,276	22,188	23,743
Gross profit	57,517	61,379	61,278	64,899	66,891	70,206	71,510	76,038
Operating expenses:
Associate incentives	28,499	30,774	31,358	33,414	34,006	36,025	36,994	39,226
Selling, general, and administrative	14,849	15,168	14,756	15,553	17,626	17,991	17,898	19,339
Research and development	599	689	551	500	732	830	881	754
Total operating expenses	43,947	46,631	46,665	49,467	52,364	54,846	55,773	59,319
Earnings from operations	13,570	14,748	14,613	15,432	14,527	15,360	15,737	16,719
Other income (expense), net	165	(67)	172	217	295	336	68	712
Earnings before income taxes	13,735	14,681	14,785	15,649	14,822	15,696	15,805	17,431
Income taxes	4,807	5,138	4,743	5,168	5,262	5,352	5,582	6,292
Net earnings	$8,928	$9,543	$10,042	$10,481	$9,560	$10,344	$10,223	$11,139
Earnings per share*:
Basic	$0.47	$0.50	$0.53	$0.56	$0.52	$0.57	$0.57	$0.62
Diluted	$0.45	$0.48	$0.51	$0.54	$0.50	$0.55	$0.55	$0.61
Weighted average shares outstanding:
Basic	19,068	18,948	18,867	18,609	18,460	18,149	17,780	17,824
Diluted	19,971	19,821	19,755	19,336	19,228	18,777	18,486	18,405

*                    Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

	Quarter Ended
	April 2,	July 2,	Oct. 1,	Dec. 31,	April 1,	July 1,	Sept. 30,	Dec. 30,
	2005	2005	2005	2005	2006	2006	2006	2006
Consolidated Statements of Earnings as a percentage of Net Sales:
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	23.8	24.1	24.4	24.2	24.2	24.1	23.7	23.8
Gross profit	76.2	75.9	75.6	75.8	75.8	75.9	76.3	76.2
Operating Expenses:
Associate Incentives	37.7	38.0	38.7	39.0	38.5	39.0	39.5	39.3
Selling, general and administrative	19.7	18.8	18.2	18.2	20.0	19.5	19.1	19.4
Research and development	0.8	0.9	0.7	0.6	0.8	0.9	0.9	0.8
Total operating expenses	58.2	57.7	57.6	57.8	59.3	59.4	59.5	59.5
Earnings from operations	18.0	18.2	18.0	18.0	16.5	16.5	16.8	16.7
Other income (expense), net	0.2	(0.1)	0.2	0.3	0.3	0.4	0.1	0.7
Earnings before income taxes	18.2	18.1	18.2	18.3	16.8	16.9	16.9	17.4
Income taxes	6.4	6.4	5.9	6.0	6.0	5.8	6.0	6.3
Net earnings	11.8%	11.7%	12.3%	12.3%	10.8%	11.1%	10.9%	11.1%

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

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations. In 2006, net cash flows from operating activities totaled $60.5 million, compared to $48.0 million in 2005. Cash and cash equivalents increased to $27.0 million at December 30, 2006, from $10.6 million at December 31, 2005. Net working capital increased to $20.8 million at December 30, 2006, compared with net working capital of $15.3 million at December 31, 2005. The increase in cash and cash equivalents and net working capital during 2006 can be attributed to strong cash flow from operating activities, which was offset in great part by the purchase of shares under our Share Repurchase Plan totaling $41.0 million.

We have continued to grow significantly over the last several years and require additional administrative and warehouse space, as well as additional parking for our employees. To address this need, we are expanding our corporate headquarters and anticipate that the facility expansion will require a total investment of approximately $16 million, which is meaningfully higher than the original estimate we provided of $9 million in our 2005 Form 10-K. This increase is due to an increase in the scope of this expansion, as well as an increase in the cost of materials. As of December 30, 2006, progress billings on this expansion totaled $7.1 million, of which $6.2 million was paid and $0.9 million was accrued for work performed through December 30, 2006. We expect the remaining amounts to be paid in full during 2007.

During the fourth quarter of 2006, we entered into an agreement to purchase a facility in Australia, which will replace the facility we currently lease there. We expect to move operations to this new facility in late 2007 or early 2008, and we will terminate our existing lease at that time. We placed a deposit on this facility of $968 thousand during the fourth quarter of 2006, and paid the remaining amount of $5.0 million in January 2007 when we assumed possession of this facility. We expect to spend an additional $3.6 million on the remodel and fit-out of this facility during 2007.

We believe that the future investments in our corporate headquarters, as well as the new facility in Australia, will be paid for with cash flows generated from operations. Total investments in property, plant, and equipment in 2007 are expected to be between $20 and $25 million, including the aforementioned facilities.

During the fiscal year ended December 30, 2006, directors, officers, and employees exercised stock options, resulting in cash proceeds to the Company of $3.5 million.

During the second quarter of 2006, our $10 million credit facility was amended, increasing our line of credit to $25 million. The amendment also modified certain restrictive covenants in the agreement to be based on EBITDA and a debt coverage ratio. As of December 30, 2006, we were in compliance with these covenants.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our expected contractual obligations and commitments subsequent to December 30, 2006:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$18,663	$3,668	$10,505	$4,490	$—
Capital Commitments	14,745	14,745	—	—	—
Other Commitments	6,104	2,700	2,583	821	—
Total Contractual Obligations	$39,512	$21,113	$13,088	$5,311	$—

Obligations for “Operating Leases” in the above table contain the assumption that, in the normal course of business, any facility leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2011.

Included in “Capital Commitments” in the above table is the remaining $8.9 million for the expansion to our corporate headquarters building. We expect this construction to be complete by the end of 2007, at an estimated total cost of approximately $16 million. Also included in “Capital Commitments” is the remaining $5.0 million due upon possession of the Australian facility.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Estimates

Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Our significant accounting policies are described in Note A to the Consolidated Financial Statements. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and continually evaluated based on historical experiences, current facts and circumstances, and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations, and those that require management’s most subjective judgments. We believe our most critical accounting estimates are as described in this section.

Revenue Recognition.

•        In accordance with Staff Accounting Bulletin 104, “Revenue Recognition,” revenue is recognized at the point of shipment of the merchandise, at which point the risks and rewards of ownership have passed to the customer. SAB 104 specifies that revenue is realizable when the following four criteria are met: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. For our Direct Selling segment, we require cash or credit card payment prior to shipping and do not extend credit to customers.

•        Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities.

•        A provision for product returns and allowances is provided for and is founded on historical experience.

•        In addition, Emerging Issues Task Force No 00-10, “Accounting of Shipping and Handling Fees and Costs,” states amounts billed to customers for shipping and handling are classified as revenue.

•        In accordance with the guidelines of Emerging Issues Task Force No 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” commissions paid to a purchasing Associate on his or her own orders will be captured and reported as a reduction to net sales in the form of sales discounts. Management estimates, based on the structure of USANA’s compensation plan, that an Associate who places an order with sales volume points in a personal sales position will eventually be paid commission on that purchase. Reduction of revenue for personal sales positions for Associates outside of the United States is converted to U.S. Dollars at the average exchange rate for the period. Application of EITF 01-09 for commission paid on an Associate’s own orders resulted in reductions to previously reported net sales by 1.3% and 1.4% during 2004 and 2005, respectively. In addition, 2006 reported net sales were 1.6% lower than what would have been otherwise reported had this change not been implemented.

•        Also, we collect an annual renewal fee from our Associates that is deferred when collected and recognized as income on a straight-line basis over a subsequent twelve-month period.

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

Valuation of Goodwill and Impairment Analysis.   Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however, it is tested at least annually for impairment or more frequently if events or changes in circumstances indicate impairment. We engage an independent third-party to conduct the annual impairment test of goodwill. We determine the fair market value of reporting units acquired using widely accepted valuation methods, including both a market approach and an income approach. The market approach involves judgment when considering the appropriateness of comparable entities and use of related multiples to determine fair market value, in terms of operating activities, size, and scope. The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows. Based on the valuation conducted as part of the impairment test, if a significant downward revision were made in estimates and assumptions that resulted in a fair market value for the reporting unit that was less than its carrying value, an impairment loss for goodwill would be necessary to reduce the carrying amount of goodwill related to the entity. There were no changes in the carrying amount of goodwill for each of the acquired subsidiaries for the year ended December 30, 2006.

Accounting for Income Taxes.   We calculate income taxes in each of the jurisdictions in which we operate in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This process involves estimating our current tax exposure, together with assessing temporary differences for items treated differently for tax and financial reporting. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This estimation process periodically results in changes to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on technical merits of the provision. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company’s accounting for income tax contingency reserves is not based on the provisions of FIN 48 because its financial statements for the year-ended December 30, 2006 have been issued without the early adoption of the provisions of this interpretation. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

Foreign Currency Risks.   Consolidated net sales outside the United States represented 54.5%, 55.9%, and 54.9% of net sales in 2004, 2005, and 2006, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average exchange rates for reported periods. In general, our reported sales and earnings are affected positively by a weakening U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates affect the relative prices at which we sell our products. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers. As of December 30, 2006, we had contracts in place to offset exposure to the Canadian Dollar, Australian Dollar, New Zealand Dollar, New Taiwan Dollar, and Mexican Peso. For additional disclosure regarding outstanding foreign currency forwards and options, see Note J of the Consolidated Financial Statements included in this report. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks encountered in connection with our foreign currency transactions.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for fiscal years 2004, 2005, and 2006:

	Year ended
	2004	2005	2006
Canadian Dollar	1.30	1.21	1.13
Australian Dollar	1.36	1.31	1.33
New Zealand Dollar	1.51	1.42	1.54
Hong Kong Dollar	7.80	7.78	7.77
Japanese Yen	108.10	109.95	116.27
New Taiwan Dollar	33.34	32.13	32.52
Korean Won	1,144.07	1,023.94	954.46
Singapore Dollar	1.69	1.66	1.59
Mexican Peso(1)	11.35	10.89	10.90
Chinese Yuan(2)	*	8.08	7.97

(1)          The 2004 Mexican Peso exchange rate represents the average for the first ten months of Mexican operations that commenced in March 2004.

(2)          The 2005 Chinese Yuan exchange rate represents the average for the first three months of operations of our Chinese manufacturing facility acquired in October 2005.

*                    Market was not in operation during year indicated.

Interest Rate Risks.   As of December 30, 2006, we had no outstanding debt, and, therefore, we currently have no direct exposure to interest rate risk.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2006, has been audited by Grant Thornton, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears elsewhere in this report under the heading “Report of Independent Certified Public Accountants”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that USANA Health Sciences, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that USANA Health Sciences, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, USANA Health Sciences, Inc and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries as of December 31, 2005 and December 30, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006 and our report dated February 19, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 19, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

Item 15.                 Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Form:

1.                 Financial Statements

Quarterly Financial Data (unaudited) (included in Note N of the Notes to the Consolidated Financial Statements)

2.                 Financial Statement Schedules. [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

3.                 Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
3.2	Bylaws (Incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)
10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*
10.2	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)
10.3	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 8-K filed April 25, 2006)
10.4	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*
10.5

Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

10.6

Form of Stock Option Agreement for award of non-statutory stock options to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)

10.7	Form of Incentive Stock Option Agreement under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
10.8

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

10.9

Form of Stock-Settled Stock Appreciation Rights Award Agreement for directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)

10.10

Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)

10.11	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*
10.12	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (Posted on the Company’s internet web site at www.usanahealthsciences.com)

21	Subsidiaries of the Registrant, as of February 28, 2007 (Filed herewith)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (Filed herewith)

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

Date: March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MYRON W. WENTZ	Chairman and Chief Executive Officer	March 8, 2007
Myron W. Wentz, PhD	(Principal Executive Officer)
/s/ DAVID A. WENTZ	President	March 8, 2007
David A. Wentz
/s/ RONALD S. POELMAN	Director	March 8, 2007
Ronald S. Poelman
/s/ ROBERT ANCIAUX	Director	March 8, 2007
Robert Anciaux
/s/ DENIS E. WAITLEY	Director	March 8, 2007
Denis E. Waitley, PhD
/s/ JERRY G. MCCLAIN	Director	March 8, 2007
Jerry G. McClain
/s/ GILBERT A. FULLER	Executive Vice President and Chief Financial	March 8, 2007
Gilbert A. Fuller	Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and December 30, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of December 31, 2005 and December 30, 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement 123R, Share-Based Payment, on a modified prospective basis as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of USNA Health Sciences, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 19, 2007

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 30,
	2005	2006
ASSETS
Current assets
Cash and cash equivalents	$10,579	$27,029
Inventories	22,223	22,483
Prepaid expenses and other current assets	6,024	8,908
Deferred income taxes	3,004	2,195
Total current assets	41,830	60,615
Property and equipment, net	23,302	30,323
Goodwill	5,690	5,690
Other assets	2,886	3,374
	$73,708	$100,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,955	$10,241
Other current liabilities	21,601	29,564
Total current liabilities	26,556	39,805
Long-term liabilities	1,414	—
Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 18,343 as of December 31, 2005 and 17,859 as of December 30, 2006	18	18
Additional paid-in capital	9,161	15,573
Retained earnings	35,720	44,251
Accumulated other comprehensive income	839	355
Total stockholders’ equity	45,738	60,197
	$73,708	$100,002

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	2004	2005	2006
Net sales	$269,351	$323,089	$374,190
Cost of sales	66,822	78,016	89,545
Gross profit	202,529	245,073	284,645
Operating expenses:
Associate incentives	100,960	124,045	146,251
Selling, general, and administrative	54,692	60,326	72,854
Research and development	2,031	2,339	3,197
Total operating expenses	157,683	186,710	222,302
Earnings from operations	44,846	58,363	62,343
Other income (expense):
Interest income	572	561	654
Interest expense	—	(12)	(110)
Other, net	(339)	(62)	867
Other income	233	487	1,411
Earnings before income taxes	45,079	58,850	63,754
Income taxes	14,302	19,856	22,488
Net earnings	$30,777	$38,994	$41,266
Earnings per common share
Basic	$1.61	$2.07	$2.29
Diluted	$1.51	$1.98	$2.20
Weighted average common shares outstanding
Basic	19,163	18,873	18,053
Diluted	20,415	19,721	18,724

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended January 1, 2005; December 31, 2005; and December 30, 2006
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 3, 2004	19,470	$19	$14,187	$28,935	$1,230	$44,371
Comprehensive income
Net earnings for the year	—	—	—	30,777	—	30,777
Foreign currency translation adjustment, net	—	—	—	—	245	245
Comprehensive income						31,022
Common stock retired	(1,204)	(1)	(9,724)	(25,216)	—	(34,941)
Common stock issued under stock option plan, including tax benefit of $5,973	687	1	7,390	—	—	7,391
Balance at January 1, 2005	18,953	19	11,853	34,496	1,475	47,843
Comprehensive income
Net earnings for the year	—	—	—	38,994	—	38,994
Foreign currency translation adjustment, net	—	—	—	—	(636)	(636)
Comprehensive income						38,358
Common stock retired	(1,160)	(1)	(11,428)	(37,770)	—	(49,199)
Common stock issued under stock option plan, including tax benefit of $5,775	550	—	8,736	—	—	8,736
Balance at December 31, 2005	18,343	18	9,161	35,720	839	45,738
Comprehensive income
Net earnings for the year	—	—	—	41,266	—	41,266
Foreign currency translation adjustment, net	—	—	—	—	(484)	(484)
Comprehensive income						40,782
Common stock retired	(1,045)	(1)	(8,222)	(32,735)	—	(40,958)
Common stock awarded to Associates	2	1	100	—	—	101
Equity-based compensation expense	—	—	4,789	—	—	4,789
Common stock issued under stock option plan, including tax benefit of $6,198	559	—	9,745	—	—	9,745
Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	2004	2005	2006
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$30,777	$38,994	$41,266
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,840	5,904	5,562
(Gain) loss on sale of property and equipment	—	10	(1)
Equity-based compensation expense	—	—	4,789
Excess tax benefit from equity-based payment arrangements	—	—	(4,963)
Common stock awarded to Associates	—	—	101
Allowance for inventory valuation	1,732	1,830	2,346
Deferred income taxes	(29)	(631)	(1,304)
Changes in operating assets and liabilities:
Inventories	(4,832)	(6,420)	(2,224)
Prepaid expenses and other assets	(2,457)	(1,625)	(3,266)
Accounts payable	(208)	(107)	4,374
Other current liabilities	8,360	10,063	13,840
Total adjustments	7,406	9,024	19,254
Net cash provided by operating activities	38,183	48,018	60,520
Cash flows from investing activities
Acquisitions, net of cash acquired	(2,140)	(1,406)	—
Purchases of property and equipment	(6,952)	(4,311)	(11,038)
Increase in notes receivable	—	—	(660)
Proceeds from sale of property and equipment	29	19	18
Net cash used in investing activities	(9,063)	(5,698)	(11,680)
Cash flows from financing activities
Proceeds from stock options exercised	1,418	2,961	3,547
Excess tax benefits from equity-based payment arrangements	—	—	4,963
Retirement of common stock	(34,941)	(49,199)	(40,958)
Net cash used in financing activities	(33,523)	(46,238)	(32,448)
Effect of exchange rate changes on cash and cash equivalents	505	(570)	58
Net increase (decrease) in cash and cash equivalents	(3,898)	(4,488)	16,450
Cash and cash equivalents, beginning of year	18,965	15,067	10,579
Cash and cash equivalents, end of year	$15,067	$10,579	$27,029
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$11	$6
Income taxes	8,984	15,156	19,040

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

2.   Principles of consolidation

The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in each of its two business segments. Direct Selling is the Company’s primary business segment and includes subsidiaries in North America, which includes the United States, Canada, Mexico, and direct sales to the United Kingdom and the Netherlands, and in Asia Pacific, which includes Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore. The Company has a relatively small amount of revenue coming through its Contract Manufacturing segment. Operations for the Contract Manufacturing segment are principally conducted in a facility located in Draper, Utah. The Company also owns a facility located in Tianjin, China, which is a small part of the Contract Manufacturing segment. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   Business activity

In its Direct Selling segment, the Company develops and manufactures nutritional and personal care products that are distributed through a network marketing system throughout the United States, Canada, Mexico, the United Kingdom, the Netherlands, Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore. Operations for the Contract Manufacturing segment are conducted primarily at the Company’s Draper, Utah facility and also at a facility located in Tianjin, China.

4.   Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2004, 2005, and 2006 were 52-week years. Fiscal year 2004 covered the period January 4, 2004 to January 1, 2005 (hereinafter 2004). Fiscal year 2005 covered the period January 2, 2005 to December 31, 2005 (hereinafter 2005). Fiscal year 2006 covered the period January 1, 2006 to December 30, 2006 (hereinafter 2006).

5.   Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. This cash that is restricted as to withdrawal or usage is segregated from cash and cash equivalents and is reported in other current assets.

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

9.   Revenue recognition and deferred revenue

The Company receives payment, primarily via credit card in the Direct Selling segment, for the sale of products at the time customers place orders. Sales, and shipping and handling billed to customers, are recorded as revenue when the product is shipped and title passes to the customer, net of applicable sales discounts. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered to our Associates, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is provided for and is founded on historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and recognized as income on a straight-line basis over a subsequent twelve-month period.

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

11.   Income taxes

The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes.”  This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

12.   Product return policy

All returned product within the first 30 days of purchase will be refunded at 100% of the sales price to all non-Associate customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable will be refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. Returned product that was damaged during shipment to the customer is 100% refundable. Return of product by an Associate, other than that which was damaged at the time of receipt, may constitute cancellation of the distributorship according to the terms of the Associate Agreement. Returns as a percentage of net sales were 2.1% in 2004, 1.5% in 2005, and 1.6% in 2006.

13.   Research and development

Research and development costs are charged to expense as incurred.

14.   Advertising

Advertising costs are charged to expense as incurred.

15.   Earnings per share

Basic earnings per common share (EPS) are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares that are included in the diluted earnings per share calculation include in-the-money equity-based awards that have been granted but have not been exercised.

16.   Fair value of financial instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable, payables, and line of credit approximate fair values due to the short-term maturity of the instruments.

17.   Translation of foreign currencies

The Company’s foreign subsidiaries’ asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the period. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income.

18.   Common stock and Additional Paid-in Capital

The Company records cash received upon the exercise of options by crediting common stock and additional paid-in capital. The Company received $3,547 in cash proceeds from the exercise of stock

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options in 2006. The Company also realizes an income tax benefit from the exercise of certain stock options. For stock options earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital. In 2006, the total tax benefit recorded in additional paid-in capital was $6,198. For stock options earned after January 1, 2006, the tax benefits are recorded in accordance with SFAS No. 123(R), “Share-Based Payment.”  Under SFAS No. 123(R), the Company establishes deferred tax assets for the value of the stock options. Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool (“APIC Pool”) explained further in Note K. If the APIC Pool is reduced to zero, additional shortfalls are treated as current tax expense.

The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 30, 2006, $39,842 was available to repurchase shares under this plan.

19.   Segment information

The Company’s operations involve two reportable business segments; Direct Selling and Contract Manufacturing. The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. Operating activities for the Contract Manufacturing segment include the manufacture of the Company’s Sensé™ line of skin and personal care products, and also include contract manufacturing services provided to a limited number of external customers. No Associate within the Direct Selling segment accounted for more than 10% of net segment sales for the years ended 2004, 2005, or 2006. In the Contract Manufacturing segment, we had one customer in 2004, and two customers in both 2005 and 2006 that each accounted for more than 10% of net segment sales.

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

Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on changes in the fair market value of the contracts.

22.   Equity-Based Compensation

The Company has applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” for fiscal years 2004 and 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application. Under this method, compensation expense includes the estimated

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value previously calculated for pro forma disclosures under SFAS No. 148. The pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for 2004 and 2005, as well as equity-based compensation expense included in the Company’s Consolidated Statement of Earnings for 2006, are shown in Note K.

23.   Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which eliminated the use of APB Opinion No. 25. See Note K—Equity-Based Compensation for additional information.

Effective January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS No. 154 has not had a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on technical merits of the provision. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company’s accounting for income tax contingency reserves is not based on the provisions of FIN 48 because its financial statements for the year-ended December 30, 2006 have been issued without the early adoption of the provisions of this interpretation. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is imposed concurrently with or subsequent to a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company currently presents taxes on a net basis within the scope of this issue.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify the impact of correcting misstatements on the current year financial statements using both the rollover and iron curtain approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The Company was required to adopt the provisions of SAB 108 for its fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

24.   Reclassification

Minor reclassifications relating to net sales and Associate incentives expense have been made to the Company’s financial statements in order to comply with EITF 01-09. Under these guidelines, certain incentives offered to our Associates are classified as sales discounts, resulting in a reduction of revenue with a corresponding reduction to Associate incentives. Historical net sales and Associate incentives expense numbers reflected throughout this document have been adjusted for comparability purposes. The impact of this reclassification reduced previously reported net sales by 1.3% and 1.4% during 2004 and 2005, respectively. In addition, 2006 reported net sales were 1.6% lower than what would have been otherwise reported had this change not been implemented. These minor reclassifications had no effect on our earnings from operations, net earnings, or earnings per share.

NOTE B—ACQUISITIONS

2005 Acquisitions

In October 2005, the Company acquired a manufacturing facility in Tianjin, China for $1,406 in cash. The purchase was made through a newly formed wholly owned subsidiary of the Company.

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

2004 Acquisitions

In February 2004, the Company completed the acquisition of the net assets of FMG Productions, LLC (FMG), a Utah limited liability company that produces video and audio promotional and training materials for large companies and sales organizations, including the Company. The aggregate investment was $2,140, including $2,060 in cash and $80 for professional fees that were directly associated with the acquisition. The purchase was made through a newly formed wholly owned subsidiary of the Company,   which operates the business formerly conducted by FMG. The former employees of FMG, including its founders and primary creative directors continue to operate the business now owned by USANA. The Company benefits from this acquisition principally through the materials produced by FMG for the motivation and training of its independent Associates.

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

Goodwill for this acquisition has been recognized in the amount of $1,423, which is the excess of the purchase price paid over the fair market value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; however, it is tested at least annually for impairment.

NOTE C—INVENTORIES

Inventories consist of the following:

	December 31,	December 30,
	2005	2006
Raw materials	$9,772	$8,073
Work in progress	3,437	4,227
Finished goods	9,014	10,183
	$22,223	$22,483

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 30,
	2005	2006
Prepaid expenses	$2,038	$2,150
Miscellaneous receivables, net	3,537	5,082
Other current assets	449	1,676
	$6,024	$8,908

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE E—INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended
	2004	2005	2006
Current
Federal	$12,509	$17,411	$19,521
State	1,693	1,821	2,265
Foreign	171	1,209	2,033
	14,373	20,441	23,819
Deferred
Federal	(17)	76	(1,796)
State	(1)	5	(127)
Foreign	(53)	(666)	592
	$14,302	$19,856	$22,488

The income tax provision, reconciled to the tax computed at the federal statutory rate of 35% for 2004, 2005, and 2006 is as follows:

	Year ended
	2004	2005	2006
Federal income taxes at statutory rate	$15,777	$20,598	$22,314
State income taxes, net of federal tax benefit	1,275	1,576	1,351
Difference between U.S. statutory rate and foreign rate	(19)	29	14
Foreign taxes net of foreign tax credit	149	86	195
Extraterritorial income exclusion	(1,731)	(1,875)	(1,370)
Qualified production activities deduction	—	(343)	(332)
R&D tax credit	(321)	(418)	(598)
Prior period—foreign country tax settlement	(481)	—	—
Equity-based compensation—incentive stock options	—	—	234
Non-deductible VAT Expense	—	—	406
All other, net	(347)	203	274
	$14,302	$19,856	$22,488

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

Deferred tax assets and liabilities consist of the following:

	December 31,	December 30,
	2005	2006
Current deferred tax assets (liabilities)
Inventory capitalization	$429	$480
Intercompany sales	128	255
Deferred revenue	325	—
Prepaid expenses	—	(583)
Vacation accrual	254	355
Inventory reserve	1,001	1,015
Allowance for bad debts	95	154
Sales returns and allowances	344	354
Foreign net operating loss carryforward	93	—
All other, net	335	165
	$3,004	$2,195
Long-term deferred tax assets (liabilities)
Accumulated depreciation/amortization	$(790)	$(124)
Accumulated other comprehensive income	(481)	(353)
Equity based compensation	—	1,350
All other, net	7	2
	$(1,264)	$875

During 2006, the Company elected to change its method of accounting to deduct certain prepaid expenses in the year of payment in accordance with Internal Revenue Service guidelines. The Company recorded a current deferred tax liability of $583 in connection with this change. Also, a long-term deferred tax asset of $1,350 was established in 2006 for equity-based compensation in accordance with SFAS No. 123(R).

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE F—PROPERTY AND EQUIPMENT

		December 31,	December 30,
	Years	2005	2006
Buildings	40	$10,377	$10,682
Laboratory and production equipment	5-7	9,706	10,863
Sound and video library	5	600	600
Computer equipment and software	3-5	23,083	23,365
Furniture and fixtures	3-5	2,654	2,719
Automobiles	3-5	248	242
Leasehold improvements	3-5	2,709	2,834
Land improvements	15	931	931
		50,308	52,236
Less accumulated depreciation and amortization		29,605	33,330
		20,703	18,906
Land		2,064	2,070
Deposits and projects in process		535	9,347
		$23,302	$30,323

NOTE G—GOODWILL

Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired. As of December 30, 2006, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Products Development (“WPD”) and $1,423 that was associated with the February 1, 2004 acquisition of FMG. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Based upon the results of evaluating the carrying value of goodwill for these entities during 2006, the fair market value of the net assets has been determined to be in excess of the carrying amount of the net assets, and, therefore, no impairment loss for goodwill has been recognized.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE H—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,	December 30,
	2005	2006
Associate incentives	$3,528	$5,793
Accrued employee compensation	6,257	7,022
Income taxes	2,429	3,095
Sales taxes	2,354	4,031
Associate promotions	616	711
Deferred revenue	1,903	3,092
Provision for returns and allowances	943	947
All other	3,571	4,873
	$21,601	$29,564

NOTE I—LONG TERM DEBT AND LINE OF CREDIT

In June 2004, the Company entered into an agreement with a financial institution to provide a $10,000 two-year revolving line of credit. The term of this agreement extended through May 30, 2006, however, an amendment to the agreement was entered into on May 17, 2006. The amendment increased the Company’s line of credit to $25,000, extended its termination to May 30, 2011, and modified certain restrictive covenants in the Agreement.

At December 30, 2006, there were no outstanding balances associated with the line of credit. The Company, therefore, had the entire $25,000 available under the line of credit. The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The Company may choose to borrow at the bank’s publicly announced Prime Rate, plus a margin per annum as specified in the Credit Agreement, or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods ranging from one to three months at LIBOR, plus a margin specified in the Credit Agreement. The collateral for this revolving line of credit is the pledge of the capital stock of certain subsidiaries of the Company. The credit agreement contains restrictive covenants based on EBITDA and a debt coverage ratio. As of December 30, 2006, the Company was in compliance with these covenants.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES

1.   Operating leases

With the exception of the Company’s headquarters, our facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease and expires prior to or during year 2012. The Company utilizes equipment under non-cancelable operating leases, expiring through 2011. The minimum rental commitments under operating leases at December 30, 2006 are as follows:

Year ending
2007	$3,668
2008	3,580
2009	3,506
2010	3,419
2011	3,383
Thereafter	1,106
$18,662

The above amounts contain the assumption that, in the normal course of business, any facility leases that expire within the time frame represented will be renewed or replaced by leases on other properties, assuming operations continue and will extend, at a maximum, through 2011.

Additionally, in January 2007, the Company completed the purchase of a facility in Australia, which will replace the facility currently leased there. The Company expects to move operations to this new facility in late 2007 or early 2008, and will terminate its existing lease at that time. The above amounts contain the assumption that the Company’s current lease of the Australia facility will extend through the first quarter of 2008.

These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. The total rent expense for the years ended 2004, 2005, and 2006 was approximately $3,240, $3,230, and $3,412, respectively.

2.   Contingencies

The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

3.   Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of 50 cents on each one dollar of contribution up to six percent of the participating employees’ compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions vest at 25% per year beginning with the first year. Contributions made by the Company to the plan in the United States for the years ended 2004, 2005, and 2006 were $289, $363, and $503, respectively. The 401(k) match balances for 2004, 2005, and 2006 were decreased by $30, $36,

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

and $25, respectively, due to the application of prior year forfeitures of the unvested match balances of terminated employees.

4.   Foreign currency contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and foreign currency denominated cash flows, the Company was a party to various currency option contracts at December 30, 2006. These contracts help the Company manage currency movements affecting existing foreign currency denominated assets, liabilities, and firm commitments.

The fair value of the Company’s foreign currency option contracts has been estimated based on year-end quoted market prices, and the resulting asset and expense has been recognized in the Company’s Consolidated Financial Statements. The notional contract amount, fair value, and unrealized loss on outstanding foreign currency contracts as of December 30, 2006 are as follows:

	Contract	Fair	Gain /
	Amount	Value	(Loss)
Foreign currency contracts	$35	$10	$(25)

5.   Commitments

During 2006, the Company entered into commitments related to projects in process for property, plant, and equipment. As of December 30, 2006, the collective outstanding balance on all such commitments made prior to and through 2006 totaled $14,745, which includes $8,919 for the expansion to the corporate building, which was originally scheduled for completion during 2006, but is now expected to be complete in 2007. Additionally, during the fourth quarter of 2006 the Company entered into an agreement to purchase a facility in Australia. A deposit of $968 was placed on this facility during the fourth quarter of 2006, which left $5,049 remaining on the facility to be paid upon possession of the facility. This remaining amount was included in the commitments as of December 30, 2006, and was paid in full in January 2007.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application. Under this method, compensation expense includes the estimated fair value of equity awards earned during the reported periods. Expense for equity awards earned is determined based on grant date fair value previously calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Prior to adopting SFAS No. 123(R) the Company accounted for equity-based compensation using the intrinsic value method under the provisions of APB Opinion No. 25. Equity-based compensation expense recognized for the year ended December 30, 2006, was comprised as follows:

Year Ended
December 30, 2006
Cost of sales	$558
Selling, general and administrative	3,710
Research and development	521
4,789
Related tax benefit	1,544
Net equity-based compensation expense	$3,245

The impact of equity-based compensation expense on net earnings and earnings per share for the year ended December 30, 2006 can be found in the pro forma table in this footnote. The following table shows the remaining unrecognized compensation expense on a pre-tax basis related to all types of equity awards outstanding as of December 30, 2006. This table does not include an estimate for future grants that may be issued.

2007	$5,481
2008	4,792
2009	2,878
2010	2,268
Thereafter	484
$15,903

The cost above is expected to be recognized over a weighted-average period of 2.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from equity-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of equity awards to be included in cash flows from financing activities. The excess tax benefits of $4,963 related to equity-based compensation included in cash flows from financing activities during 2006 would have been included in cash flows from operating activities if the Company had not adopted SFAS No. 123(R).

The Company has elected to follow the transition guidance indicated in Paragraph 81 of SFAS No. 123(R) for purposes of calculating the pool of excess tax benefits available to absorb possible future

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

tax deficiencies. As such, the Company has calculated its historical APIC Pool of windfall tax benefits using the long-form method.

As permitted by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company accounted for equity award expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation was recognized in the Company’s Consolidated Statements of Earnings for the years ended January 1, 2005, and December 31, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

The following table presents equity-based compensation expense included in the Company’s financial statements for 2006. Also illustrated are the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for 2004 and 2005:

		Year Ended
		2004	2005	2006
Net earnings	As reported	$30,777	$38,994	$41,266
Add: Compensation cost included in reported net income		—	—	3,245
Deduct: Total compensation expense under the fair value method for all awards		(1,637)	(7,614)	(3,245)
Net earnings	Pro forma	$29,140	$31,380	$41,266
Earnings per share—basic	As reported	$1.61	$2.07	$2.29
	Pro forma	$1.52	$1.66	$2.29
Earnings per share—diluted	As reported	$1.51	$1.98	$2.20
	Pro forma	$1.43	$1.59	$2.20

In 2006, earnings per basic and diluted share were reduced $0.17 from what earnings would have been exclusive of equity-based compensation.

The Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”), which was approved by the shareholders at the Annual Shareholders’ Meeting held on April 19, 2006, allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors. Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the “2002 Plan”), which was limited to the granting of incentive and non-qualified stock options. Between January 1, 2006 and April 19, 2006, the Company granted options for 175 shares of stock under the 2002 Plan. Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant. The 2006 Plan replaces the 2002 Plan for all future grants, and no new awards will be granted under the 2002 Plan. The 2006 Plan authorized 5,000 shares of common

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

stock for issuance, of which 4,654 shares were available for future issuance as of December 30, 2006. Of the 346 shares granted under the 2006 Plan, 340 were stock-settled stock appreciation rights, 3 were stock options, and 3 were deferred stock units. The Company’s Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.

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

Preceding the adoption of SFAS No. 123(R), the Company engaged a third-party valuation expert to analyze assumptions used by the Company and to determine changes necessary for a more accurate reflection of the estimated fair value of equity awards granted by the Company. Based on this analysis, the Company decided that, effective January 1, 2006, expected volatility will be calculated by averaging the historical volatility of the Company and a peer group index. The risk-free interest rate will continue to be based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Also, effective January 1, 2006, due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, will be used to determine expected life while permitted. We estimate that the equity-based compensation expense included in earnings before income taxes for 2006 was decreased by approximately $381 due to the above mentioned changes in volatility and expected life used to estimate fair value of awards granted during 2006. Throughout 2006 we continued to determine market value on the date of grant by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

The following table includes weighted-average assumptions used to calculate the fair value of awards granted during the periods indicated, as well as the weighted-average fair value of awards granted. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2004	2005	2006
Expected volatility	75.31%	70.37%	57.04%
Risk-free interest rate	3.93%	4.41%	4.81%
Expected life	9.06 yrs.	8.60 yrs.	4.14 yrs.
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average grant price*	$29.30	$39.94	$38.00
Weighted-average fair value of awards granted	$22.88	$29.55	$18.77

*                    Awards granted at the market value on the date of grant, established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.

The weighted-average fair value and grant price of the deferred stock units granted during 2006 was $37.60.

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the year ended December 30, 2006, is as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value*
Outstanding at January 3, 2004	2,465	$2.34	7.64	$67,650
Granted	495	$29.30
Exercised	(688)	$2.06
Canceled or expired	(340)	$2.33
Outstanding at January 1, 2005	1,932	$9.35	7.29	$48,005
Granted	396	$39.94
Exercised	(551)	$5.38
Canceled or expired	(4)	$1.61
Outstanding at December 31, 2005	1,773	$17.43	6.97	$37,747
Granted	518	$38.00
Exercised	(559)	$6.35
Canceled or expired	(12)	$27.69
Outstanding at December 30, 2006	1,720	$27.15	5.81	$42,172
Exercisable at January 1, 2005	303	$1.49	6.32	$9,895
Exercisable at December 31, 2005	640	$20.28	7.71	$11,950
Exercisable at December 30, 2006	535	$26.37	7.23	$13,528

*                    Aggregate intrinsic value is defined as the difference between the current market value and the exercise price of awards that were in-the-money, and is estimated using the closing price of the Company’s common stock on the last trading day of the period.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

Additional information about stock options and stock-settled stock appreciation rights outstanding and exercisable at December 30, 2006 is summarized as follows:

Options Outstanding				Options Exercisable
Range of	Number	Weighted-average remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.74 - $3.92	383	5.2 years	$0.90	163	$0.77
7.90 - 30.36	426	6.3 years	$26.01	60	$28.10
32.36 - 37.60	353	4.7 years	$37.28	8	$35.11
39.14 - 47.23	559	6.6 years	$39.61	304	$39.54
$0.74 - $47.23	1,720	5.8 years	$27.15	535	$26.37

Total intrinsic value of awards exercised during 2004, 2005, and 2006, which includes stock options and stock-settled stock appreciation rights, was $19,056, $21,360, and $20,488 respectively.

A summary of the Company’s deferred stock unit activity for the year ended December 30, 2006 is as follows:

	Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	—	$—
Granted	3	$37.60
Vested	(2)	$37.60
Canceled or expired	—	$—
Nonvested at December 30, 2006	1	$37.60

The total fair value of awards that vested during fiscal years 2004, 2005, and 2006 was $1,018, $12,180, and $3,767, respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

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

Direct Selling

The Direct Selling segment is the Company’s principal line of business: developing, manufacturing, and distributing nutritional and personal care products. Products are distributed through a network

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

marketing system using independent distributors referred to as Associates. Products are also sold directly to Preferred Customers who purchase products for personal use and are not permitted to resell or distribute the products.

Selected financial information for the Direct Selling segment is reported for two geographic regions: North America and Asia Pacific. North America includes the United States, Canada, and Mexico. All other entities outside of North America are located within the Asia Pacific region, which includes Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore.

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

In the Contract Manufacturing segment, we had one customer in 2004, and two customers in both 2005 and 2006 that each accounted for more than 10% of segment third-party sales.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

Financial information summarized by operating segment and geographic region for the years ended 2004, 2005, and 2006 is listed below:

	Net Sales from External Customers	Intersegment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Year ended 2004:
Direct Selling
North America(1)	$172,209	$47,096	$19,593	$21,889	$45,591
Asia Pacific	86,831	3,719	17,687	2,829	13,452
Segment total	259,040	50,815	37,280	24,718	59,043
Contract Manufacturing	10,311	2,353	756	6,193	11,741
Reportable segments total	269,351	53,168	38,036	30,911	70,784
Unallocated and other(2)	—	(53,168)	7,043	(70)	880
Consolidated total	$269,351	$—	$45,079	$30,841	$71,664
Year ended 2005:
Direct Selling
North America(1)	$209,445	$65,875	$33,264	$21,142	$44,156
Asia Pacific	105,508	5,438	25,698	2,679	12,305
Segment total	314,953	71,313	58,962	23,821	56,461
Contract Manufacturing	8,136	5,794	470	7,746	14,188
Reportable segments total	323,089	77,107	59,432	31,567	70,649
Unallocated and other(2)	—	(77,107)	(582)	311	3,059
Consolidated total	$323,089	$—	$58,850	$31,878	$73,708
Year ended 2006:
Direct Selling
North America(1)	$246,489	$67,276	$42,679	$28,259	$67,727
Asia Pacific	118,416	5,409	43,411	3,497	15,699
Segment total	364,905	72,685	86,090	31,756	83,426
Contract Manufacturing	9,285	4,721	(511)	7,637	13,033
Reportable segments total	374,190	77,406	85,579	39,393	96,459
Unallocated and other(2)	—	(77,406)	(21,825)	(6)	3,543
Consolidated total	$374,190	$—	$63,754	$39,387	$100,002

(1)          Includes results from the FMG subsidiary acquired in February 2004 and operations in Mexico initiated in March 2004.

(2)          “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

The following table provides further information on markets within the Direct Selling segment representing five percent or more of consolidated net sales:

	Year ended
	2004	2005	2006
Net sales:
United States	$112,151	$134,227	$159,377
Canada	51,800	61,252	69,053
Australia/New Zealand	35,187	44,711	48,316
Taiwan	15,861	20,068	21,168

Due to the centralized structure of our operations at our headquarters in the United States, a significant concentration of assets exist in this market. Long-lived assets in the United States as of December 31, 2005 and December 30, 2006 totaled $20,145 and $26,764, respectively. There is no significant concentration of long-lived assets in any other market.

NOTE M—RELATED PARTY TRANSACTIONS

The Company’s Founder and Chairman of the Board, Dr. Myron W. Wentz, is the sole beneficial owner of the single largest shareholder of the Company, Gull Holdings, Ltd. Gull Holdings, Ltd. owned 46.23% of the Company’s issued and outstanding shares as of December 30, 2006. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of the Company.

The most significant of these is the ownership and operation of Sanoviv. Dr. Wentz describes Sanoviv as a unique, fully integrated health and wellness center. Sanoviv is located near Rosarito, Mexico, and is owned in equal shares by Dr. Wentz and his son, David, President of the Company. Dr. Wentz is the sole administrator of Sanoviv. Prior to July 2002, the Company periodically advanced funds to pay expenses incurred by Dr. Wentz for Sanoviv. The Company has also provided certain services for Sanoviv. These advanced expenses and the value of the services rendered by the Company totaled approximately $9 in 2004, $31 in 2005, and $35 for the year ended December 30, 2006. Each year, these expenses were billed to and reimbursed by Dr. Wentz. Since July 2002, as a result of the passage of the Sarbanes-Oxley Act of 2002, Dr. Wentz has arranged to have a deposit on account to avoid having a loan with the Company. As of December 30, 2006, there were no outstanding amounts due to the Company from Sanoviv or Dr. Wentz. The Company has no commitment or obligation to provide additional funding or support to Sanoviv.

Denis E. Waitley, Ph.D., a director of the Company, has served as a consultant to and spokesperson for USANA since September 1996. During 2004, 2005, and 2006 the Company paid Dr. Waitley consulting fees and royalties totaling $150, $158, and $150, respectively. The consulting contract between the Company and Dr. Waitley pays him $150 per year and expires in September 2008.

Kevin Guest, the Company’s Executive Vice President of Marketing, owns and operates Big Sky Sound, Inc. (“BSSI”), a business specializing in providing audio production equipment and services for various company events. During 2006, the Company utilized the services of BSSI in connection with the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE M—RELATED PARTY TRANSACTIONS (Continued)

production of the 2006 Annual International Convention, and a smaller regional conference held for distributors. The Company paid BSSI $22 for the services related to these events.

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited)

Summarized quarterly financial information for fiscal years 2004 and 2005 is as follows:

2005	First	Second	Third	Fourth
Net sales	$75,527	$80,878	$81,038	$85,646
Gross profit	$57,517	$61,379	$61,278	$64,899
Net earnings	$8,928	$9,543	$10,042	$10,481
Earnings per share:(1)
Basic	$0.47	$0.50	$0.53	$0.56
Diluted	$0.45	$0.48	$0.51	$0.54

2006	First	Second	Third	Fourth
Net sales	$88,229	$92,482	$93,698	$99,781
Gross profit	$66,891	$70,206	$71,510	$76,038
Net earnings	$9,560	$10,344	$10,223	$11,139
Earnings per share:(1)
Basic	$0.52	$0.57	$0.57	$0.62
Diluted	$0.50	$0.55	$0.55	$0.61

(1)          Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE O—EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period. Weighted-average shares redeemed during fiscal years 2004, 2005, and 2006 have been included in the calculation of weighted average shares outstanding for basic earnings per share. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Shares included in diluted earnings per share calculations include equity awards that are in the money but have not yet been exercised.

	Year ended
	2004	2005	2006
Earnings available to common shareholders	$30,777	$38,994	$41,266
Basic EPS
Shares
Common shares outstanding entire period	19,470	18,953	18,343
Weighted average common shares:
Issued during period	265	270	257
Canceled during period	(572)	(350)	(547)
Weighted average common shares outstanding during period	19,163	18,873	18,053
Earnings per common share—basic	$1.61	$2.07	$2.29
Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	19,163	18,873	18,053
Dilutive effect of in-the-money equity awards	1,252	848	671
Weighted average common shares outstanding during period—diluted	20,415	19,721	18,724
Earnings per common share—diluted	$1.51	$1.98	$2.20

Equity awards for 195, 17, and 163 shares of stock were not included in the computation of EPS for the years ended 2004, 2005, and 2006, respectively, due to their exercise price being greater than the average market price of the shares.