Form 10-Q
period 2007-03-31
USANA HEALTH SCIENCES INC
filed 2007-05-07
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 16,804,042.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 30,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,029	$32,496
Inventories	22,483	21,900
Prepaid expenses and other current assets	8,908	7,068
Deferred income taxes	2,195	2,431

Total current assets	60,615	63,895

Property and equipment, net	30,323	37,979

Goodwill	5,690	5,690

Other assets	3,374	3,457

	$100,002	$111,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,241	$7,201
Other current liabilities	29,564	32,065

Total current liabilities	39,805	39,266

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 17,859 as of December 30, 2006 and 17,875 as of March 31, 2007	18	18
Additional paid-in capital	15,573	19,056
Retained earnings	44,251	52,243
Accumulated other comprehensive income	355	438

Total stockholders’ equity	60,197	71,755

	$100,002	$111,021

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 1,	March 31,
	2006	2007

Net sales	$88,229	$102,567

Cost of sales	21,338	22,587

Gross profit	66,891	79,980

Operating expenses:
Associate incentives	34,006	39,549
Selling, general and administrative	17,626	21,525
Research and development	732	974

Total operating expenses	52,364	62,048

Earnings from operations	14,527	17,932

Other income (expense):
Interest income	142	307
Interest expense	—	(6)
Other, net	153	170

Other income	295	471

Earnings before income taxes	14,822	18,403

Income taxes	5,262	6,717

Net earnings	$9,560	$11,686

Earnings per common share
Basic	$0.52	$0.65
Diluted	$0.50	$0.63

Weighted-average common shares outstanding
Basic	18,460	17,896
Diluted	19,228	18,463

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Quarters Ended April 1, 2006 and March 31, 2007
(in thousands)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Quarter Ended April 1, 2006

Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738

Comprehensive income
Net earnings	—	—	—	9,560	—	9,560
Foreign currency translation adjustment, net	—	—	—	—	(126)	(126)

Comprehensive income						9,434

Equity-based compensation expense	—	—	947	—	—	947

Common stock exercised under equity award plan, including tax benefit of $381	168	1	1,120	—	—	1,121

Balance at April 1, 2006	18,511	$19	$11,228	$45,280	$713	$57,240

For the Quarter Ended March 31, 2007

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

Comprehensive income
Net earnings	—	—	—	11,686	—	11,686
Foreign currency translation adjustment, net	—	—	—	—	83	83

Comprehensive income						11,769

Common stock retired	(97)	—	(1,328)	(3,694)	—	(5,022)

Common stock awarded to Associates	1	—	50	—	—	50

Equity-based compensation expense	—	—	1,591	—	—	1,591

Common stock exercised under equity award plan, including tax benefit of $973	112	—	3,170	—	—	3,170

Balance at March 31, 2007	17,875	$18	$19,056	$52,243	$438	$71,755

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended
	April 1,	March 31,
	2006	2007

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$9,560	$11,686
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,464	1,286
Equity-based compensation expense	947	1,591
Excess tax benefit from equity-based payment arrangements	(212)	(784)
Common stock awarded to Associates	—	50
Loss on disposition of property and equipment	—	32
Provision for inventory valuation	796	450
Deferred income taxes	(603)	(339)
Changes in operating assets and liabilities:
Inventories	44	243
Prepaid expenses and other assets	(617)	1,637
Accounts payable	700	(3,003)
Other current liabilities	3,298	3,389

Total adjustments	5,817	4,552

Net cash provided by operating activities	15,377	16,238

Cash flows from investing activities
Proceeds from the sale of property and equipment	—	19
Receipts on notes receivable	—	30
Purchases of property and equipment	(1,487)	(8,782)

Net cash used in investing activities	(1,487)	(8,733)

Cash flows from financing activities
Proceeds from equity awards exercised	739	2,197
Excess tax benefit from equity-based payment arrangements	212	784
Retirement of common stock	—	(5,022)

Net cash provided by (used in) financing activities	951	(2,041)

Effect of exchange rate changes on cash and cash equivalents	85	3

Net increase in cash and cash equivalents	14,926	5,467

Cash and cash equivalents, beginning of period	10,579	27,029

Cash and cash equivalents, end of period	$25,505	$32,496

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$1
Income taxes	1,018	407

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and it subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007, and results of operations for the quarters ended April 1, 2006 and March 31, 2007.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  The results of operations for the quarter ended March 31, 2007 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2007.

Reclassification

Minor reclassifications relating to net sales and Associate incentives expense have been made to the Company’s financial statements in order to comply with EITF 01-09.  Under these guidelines, certain incentives offered to our Associates are classified as sales discounts, resulting in a reduction of revenue with a corresponding reduction to Associate incentives.  Net sales and Associate incentives expense numbers reflected throughout this document for periods prior to December 30, 2006 have been adjusted for comparability purposes.  The impact of this reclassification reduced previously reported net sales for the quarter ended April 1, 2006 by 1.6%.  Additionally, reported net sales during the quarter ended March 31, 2007 were 1.7% lower than what would have been otherwise reported had this change not been implemented.  These minor reclassifications had no effect on our earnings from operations, net earnings, or earnings per share.

Recently Issued Accounting Standards

Effective December 31, 2006, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on technical merits of the provision.  FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements.  Adoption of FIN No. 48 did not have a material impact on the Company’s Consolidated Financial Statements.  See Note I — Income Taxes for additional information.

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

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to choose to measure eligible items at fair value at specified election dates.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective for fiscal years that begin after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its Consolidated Financial Statements.

NOTE A — EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to awards vested under the current and previous plans utilized by the Company, and the related tax benefit recognized in earnings for the quarters ended April 1, 2006 and March 31, 2007 are as follows:

	Quarter Ended
	April 1,	March 31,
	2006	2007

Cost of sales	$127	$143
Selling, general and administrative	707	1,309
Research and development	113	139

	947	1,591
Related tax benefit	262	575

Net equity-based compensation expense	$685	$1,016

The following table shows the remaining unrecognized compensation expense on a pre-tax basis related to all types of equity awards outstanding as of March 31, 2007.  This table does not include an estimate for future grants that may be issued.

Remainder of 2007	$4,057
2008	4,975
2009	3,062
2010	2,453
2011	672
Thereafter	24
$15,243

The weighted-average period over which the expense above will be recognized is 2.2 years.

Throughout the quarter ended March 31, 2007, the Company granted equity awards under the Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”), which was approved by the shareholders in April, 2006.  The 2006 Plan allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.  The 2006 Plan authorized 5,000 shares of common stock for issuance; as of March 31, 2007, 4,614 of these shares were available for future issuance.

The Company’s Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and will generally expire five to five and one-half years from the date of grant.  Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter commencing on the last day of the fiscal quarter in which the awards are granted, and will generally expire five years to five and one-half years from the date of grant.  Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.  The exercise price of all awards granted under the 2006 Plan during 2006 was established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.  The exercise price of all awards granted under the 2006 Plan subsequent to December 30, 2006 has been and will be based on the closing price of the Company’s common stock on the date of grant.

Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the “2002 Plan”), which was limited to the granting of incentive and non-qualified stock options.  Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant.  The exercise price of all awards granted under the 2002 Plan was established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.  The 2006 Plan replaced the 2002 Plan for all grants awarded subsequent to the approval of the 2006 Plan.

During 2006 and the first quarter of 2007, the Company continued to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility.  Expected volatility is calculated by averaging the historical volatility of the Company and a peer group index.  The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Due to the “plain vanilla” characteristics of the Company’s equity awards, the simplified method, as permitted by the guidance in Staff Accounting Bulletin No. 107, has been used to determine expected life.

Weighted-average assumptions used to calculate the fair value of awards granted during the quarters ended as of the dates indicated are included in the table below.  Deferred stock units are full-value shares at the date of grant and have been excluded.

	Quarter Ended
	April 1,	March 31,
	2006	2007

Expected volatility	57.04%	42.04%
Risk-free interest rate	4.46%	4.75%
Expected life	4.1 yrs.	4.3 yrs.
Expected dividend yield	—	—
Grant price	$39.14	$58.38

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the quarter ended March 31, 2007 is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 30, 2006	1,720	$27.15	5.8	$42,172
Granted	40	$58.38
Exercised	(112)	$19.57
Canceled or expired	—	$—

Outstanding at March 31, 2007	1,648	$28.42	5.6	$30,870

Exercisable at March 31, 2007	551	$28.52	7.0	$10,115

*                    Aggregate intrinsic value is defined as the difference between the current market value at period end and the exercise price of awards that were in-the-money, and is estimated using the closing price of the Company’s common stock on the last trading day of the period.

Total intrinsic value of awards exercised during the quarters ended April 1, 2006 and March 31, 2007, was $5,917 and $4,584, respectively.

A summary of the Company’s deferred stock unit activity for the period ended March 31, 2007 is as follows:

	Shares	Weighted-average fair value
Nonvested at December 30, 2006	1	$37.60
Granted	—	$—
Vested	(1)	$37.60
Canceled or expired	—	$—

Nonvested at March 31, 2007	—	$—

The weighted-average fair value of all equity awards that were granted during the quarters ended April 1, 2006, and March 31, 2007 was $19.15 and $23.56, respectively.  The total fair value of awards that vested during the quarters ended April 1, 2006 and March 31, 2007, was $1,988 and $2,956, respectively.  This total fair value included equity awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE B — INVENTORIES

Inventories consist of the following:

	December 30,	March 31,
	2006	2007

Raw materials	$8,073	$6,906
Work in progress	4,227	4,798
Finished goods	10,183	10,196
	$22,483	$21,900

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 30,	March 31,
	2006	2007

Prepaid expenses	$2,150	$1,583
Miscellaneous receivables, net	5,082	3,238
Other current assets	1,676	2,247
	$8,908	$7,068

NOTE D — PROPERTY AND EQUIPMENT

		December 30,	March 31,
	Years	2006	2007

Building	40	$10,682	$10,666
Laboratory and production equipment	5-7	10,863	11,058
Sound and video library	5	600	600
Computer equipment and software	3-5	23,365	23,381
Furniture and fixtures	3-5	2,719	2,753
Automobiles	3-5	242	186
Leasehold improvements	3-5	2,834	2,837
Land improvements	15	931	867

		52,236	52,348

Less accumulated depreciation and amortization		33,330	33,983

		18,906	18,365

Land		2,070	2,072

Deposits and projects in process		9,347	17,542
		$30,323	$37,979

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30,	March 31,
	2006	2007

Associate incentives	$5,793	$5,565
Accrued employee compensation	7,022	4,204
Income taxes	3,095	7,177
Sales taxes	4,031	3,464
Associate promotions	711	1,146
Deferred revenue	3,092	3,394
Provision for returns and allowances	947	986
All other	4,873	6,129
	$29,564	$32,065

NOTE F — COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions, and complaints.  During, and subsequent to, the first quarter of 2007, three class action complaints were filed against the Company and certain of its executive officers, alleging that the defendants violated federal securities laws by making certain alleged false and misleading statements.  The Company believes that these claims are without merit and plans to vigorously defend these claims.  A potential loss or range of loss that could arise from these complaints is not estimable at this time.

NOTE G — COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period.  Shares that have been repurchased and retired during the periods specified have been included in the calculation of weighted-average shares that are outstanding for basic earnings per share.  Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in the diluted earnings per share calculations include equity awards granted that are in the money but have not yet been exercised.

	For the Quarter Ended
	April 1,	March 31,
	2006	2007
Earnings available to common shareholders	$9,560	$11,686

Basic EPS

Shares
Common shares outstanding entire period	18,343	17,859
Weighted-average common shares:
Issued during period	117	53
Canceled during period	—	(16)
Weighted-average common shares outstanding during period	18,460	17,896
Earnings per common share - basic	$0.52	$0.65

	For the Quarter Ended
	April 1,	April 1,
	2006	2006

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	18,460	17,896
Dilutive effect of equity awards	768	567
Weighted-average shares outstanding during period - diluted	19,228	18,463
Earnings per common share - diluted	$0.50	$0.63

Equity awards for 66 and 25 shares of stock were not included in the computation of diluted EPS for the quarters ended April 1, 2006 and March 31, 2007, respectively, due to their exercise price being greater than the average market price of the shares.

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

Direct Selling

The Direct Selling segment is the Company’s principal line of business and consists of developing, manufacturing, and distributing nutritional and personal care products.  Products are distributed through a network marketing system using independent distributors that are referred to as “Associates.”  Products are also sold directly to “Preferred Customers,” who purchase products for personal use and are not permitted to resell or distribute the products.

Selected financial information for the Direct Selling segment is reported for two geographic regions: North America and Asia Pacific.  North America includes the United States, Canada, and Mexico.  All other entities outside of North America are located within the Asia Pacific region, which includes Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Malaysia.

The profitability of each reported region within the Direct Selling segment is representative of what is controllable within that region by local management and is not necessarily indicative of actual profit or loss generated by a fully burdened region.  However, the presentation of the data is consistent with how management evaluates each region and the respective markets within that region.

Contract Manufacturing

Operating activities for the Contract Manufacturing segment primarily exist for the production of the Company’s Sensé™ line of skin and personal care products.  In addition to the production of the Sensé product line, contract manufacturing services are provided to a limited number of external customers.  This segment includes operations located in Draper, Utah and at a facility in Tianjin, China.  Manufacturing and packaging activities for the Company’s Sensé products began at the Draper, Utah facility during the fourth quarter of 2003.  In the first quarters of 2006 and 2007, we had two and three external customers, respectively, that each accounted for more then ten percent of sales within this segment.

Financial information summarized by operating segment and geographic region for the quarters ended April 1, 2006 and March 31, 2007 is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings (Loss) before Income Taxes	Long-lived Assets	Total Assets
Quarter ended April 1, 2006:

Direct Selling
North America	$59,222	$16,015	$8,344	$21,267	$58,140
Asia Pacific	26,109	1,242	5,926	2,750	12,607
Segment Total	85,331	17,257	14,270	24,017	70,747

Contract Manufacturing	2,898	1,089	(84)	7,651	14,590
Reportable Segments Total	88,229	18,346	14,186	31,668	85,337
Unallocated and Other (1)	—	(18,346)	636	282	3,011
Consolidated Total	$88,229	$—	$14,822	$31,950	$88,348

Quarter ended March 31, 2007:

Direct Selling
North America	$64,553	$18,557	$9,594	$30,643	$72,872
Asia Pacific	36,056	1,890	8,463	9,441	23,809
Segment Total	100,609	20,447	18,057	40,084	96,681

Contract Manufacturing	1,958	1,591	358	7,501	13,013
Reportable Segments Total	102,567	22,038	18,415	47,585	109,694
Unallocated and Other (1)	—	(22,038)	(12)	(459)	1,327
Consolidated Total	$102,567	$—	$18,403	$47,126	$111,021

(1)             “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

The following table provides further information on markets within the Direct Selling segment representing five percent or more of consolidated net sales:

	Quarter ended
	April 1,	March 31,
	2006	2007

Net sales:
United States	$38,468	$42,060
Canada	16,701	17,141
Australia/New Zealand	11,100	13,026
Taiwan	4,939	6,252
Hong Kong	*	5,564
Mexico	*	5,352

*                    Market represented less than five percent of consolidated net sales.

Due to the centralized structure of our manufacturing operations and our corporate headquarters in the United States, a significant concentration of assets exist in this market.  Long-lived assets in the United States as of April 1, 2006 and March 31, 2007 totaled $20,310 and $29,021, respectively.  As a result of the recent purchase of the facility in Australia during first quarter 2007, long-lived assets in the Australia/New Zealand market comprised greater than 5% of total consolidated long-lived assets at $6,556 as of March 31, 2007.  Outside of these two markets, there is no significant concentration of long-lived assets.

NOTE I — INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2002.  One notable exception is in Canada where the applicable federal statute of limitations is open back to 1998.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on December 31, 2006.  The implementation of FIN 48 did not result in a material change to the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2006	$1,523

Additions based on tax positions related to the current year	42

Additions/reductions for tax positions of prior years	—

Settlements/lapse of statute	—

Balance at March 31, 2007	$1,565

The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $424 could be recognized within the next twelve months due to the lapse of applicable statute of limitations.  Recognition of these uncertain tax positions or any uncertain tax position included in the March 31, 2007 balance will result in an adjustment to the effective tax rate.  The Company has determined that all material temporary differences can be fully recognized for FIN 48 purposes.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax.  In the first quarter of 2007, the Company recognized $32 in interest and penalties compared to $18 in the first quarter of 2006.  The Company has accrued $141 and $352 for the payment of interest and penalties at end of the first quarter of 2006 and 2007, respectively.

NOTE J — SUBSEQUENT EVENTS

On April 10, 2007, we announced that our Board of Directors increased the authorized dollar amount for the repurchase of our outstanding shares of common stock by $40,000.  Subsequent to the quarter ended March 31, 2007, and through April 30, 2007, we repurchased 1,075 shares for a total of $46,617.  As of April 30, 2007, we had $28,203 available under the share repurchase plan.

By amendment to the line of credit agreement, we have subsequently increased our line of credit with the bank to $40,000.  The credit facility contains certain restrictive covenants relating to EBITDA and a debt coverage ratio.  The restrictive covenant relating to EBITDA was modified by the recent amendment.  As of March 31, 2007 and April 30, 2007 we were in compliance with these covenants.  Due to the recent repurchase activity subsequent to the end of the first quarter, we have drawn on our line of credit.  As of April 30, 2007, the balance on our line of credit was $20,560.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2006, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Presentation

For comparability purposes, the selected consolidated financial data set forth in this report includes a minor reclassification that results in a reduction to both net sales and Associate incentives for the quarter ended April 30, 2006, but does not impact earnings from operations, net earnings, or earnings per share.  This reclassification is discussed further under the title “Reclassification” in the Notes to the Unaudited Consolidated Financial Statements contained in this report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system using independent distributors, whom we refer to as “Associates.”  As of March 31, 2007, we had approximately 160,000 active Associates worldwide.  We also sell products directly to “Preferred Customers,” who purchase our products for personal use only and are not permitted to resell or distribute our products.  As of March 31, 2007, we had approximately 80,000 active Preferred Customers worldwide.  The majority of sales in the Direct Selling segment come from Associates.  For the quarter ended March 31, 2007, sales to Associates accounted for approximately 87% of net sales for the Direct Selling segment.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2006 ended on December 30, 2006, and fiscal year 2007 will end on December 29, 2007.

As discussed more fully in Note H — Segment Information, we have two reportable segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment constitutes our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment consists of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products as well as contract manufacturing services provided to a limited number of third-party customers.  However, our focus in the Contract Manufacturing segment continues to be production of our Sensé product line.  We do not plan to develop additional third-party business within this segment.

Our primary product lines within the Direct Selling segment consist of USANA® Nutritionals and Sensé — beautiful science® (Sensé).  The USANA Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.  Additionally, we offer combination packs, which generally contain a variety of products from each product line.

USANA® Nutritionals

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take chewable tablet for children 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  USANA® Essentials for adults consists of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials are also a part of the HealthPak 100™, a convenient pillow pack that also includes some key Optimizers.

Optimizers are more targeted supplements designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, BodyRox™ - Active Calcium™ Chewable, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, Hepasil DTX™, and TenX™ Antioxidant Blast.

The Macro Optimizers include healthy, low-glycemic functional foods and other related products.  Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes as well as Nutrition and Fibergy Bars™ are included in this product category.  Our RESET™ weight management program and the accompanying RESET kit are also part of the Macro-Optimizers.  The RESET kit is conveniently packaged in a self-contained box with all of the USANA products needed to complete a five-day regimen.  It is designed to assist adults in losing weight and help them begin a positive long-term change in diet.

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection.  These products are manufactured with our patent-pending, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives.  Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we develop and sell materials and online tools designed to assist our Associates in building their businesses and marketing our products.  These resource materials and sales tools include product brochures and business forms that are designed by us and printed by outside publishers.  Our wholly-owned subsidiary, FMG Productions, doing business as USANA Studios, also produces multimedia tools including CDs and DVDs.  In addition, we occasionally provide reprints of other commercial publications that feature USANA and may be used as a sales tool.  Also, we periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which we then sell to Associates.  New Associates are required to purchase a starter kit, which contains USANA training materials that help Associates begin to build their businesses.  Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentage of total product revenue from our Direct Selling segment that have been contributed by our major product lines for the quarters ended as of the dates indicated:

	Sales By Product Line
	Quarter Ended
	April 1,	March 31,
Product Line	2006	2007
USANA® Nutritionals
Essentials *	38%	36%
Optimizers	33%	36%
Macro Optimizers	13%	14%
Sensé — beautiful science®	12%	10%
All Other	4%	4%

*                    The Essentials category under the USANA® Nutritionals product line includes USANA Essentials™, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of product sales from our Direct Selling segment for the quarters ended as of the dates indicated.

	Quarter Ended
	April 1,	March 31,
	2006	2007
USANA® Essentials	22%	21%
HealthPak 100™	14%	13%
Proflavanol®	9%	10%

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 22 through 32.  The fact that some of the risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

•                  Potential effects of adverse publicity regarding the Company, nutritional supplements or the network marketing industry;

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

•                  Potential adverse effects of customs, duties, taxation, and transfer pricing regulations including regulations governing distinctions between and Company responsibilities to employees and independent contractors;

•                  The fluctuation in the value of foreign currencies against the U.S. dollar;

•                  Our reliance on outside suppliers for raw materials and certain manufactured items;

•                  Shortages of raw materials used in certain of our products;

•                  Significant price increases of our key raw materials;

•                  Product liability claims and other risks associated with our manufacturing activity;

•                  Intellectual property risks;

•                  Liability claims associated with our “Athlete Guarantee” program;

•                  Disruptions to shipping channels that are used to distribute our products to international warehouses; and

•                  The outcome of regulatory and litigation matters.

Results of Operations

Summary of Financial Results and Recent Developments

The first quarter of 2007 was another quarter of year-over-year growth, with consolidated net sales increasing 16.3%.  Excluding the impact of foreign currency fluctuation, net sales increased 15.8%.  As is typical with our business, overall sales growth can primarily be attributed to an increase in the number of active Associates in the Direct Selling segment purchasing product either for personal consumption or resale.  Also, in January 2007 we began operations in Malaysia, which contributed $3.1 million to net sales for the quarter.  Excluding sales generated in Malaysia, consolidated net sales grew 12.7% over the prior year quarter.

Net earnings for the quarter increased 22.2% over the same period of the prior year due largely to improved gross margin.  This net earnings growth rate was meaningfully higher than the growth rates that we experienced during 2006, due to this quarter being the first year-over-year comparison of earnings that include equity-based compensation expense.

A few of the key highlights during the current year quarter were the opening of business in Malaysia, as mentioned above, and the second annual Asia Pacific Convention held in Sydney, Australia, which had nearly double the attendance compared to the same event held in Singapore in 2006.

We remain focused on growing our business in existing markets, as well as developing our business in Malaysia.  During the first quarter of 2007 we received some negative press due to what we believe to be misinformation appearing in the mass media and related pending class action litigation.  We are taking aggressive action to address this misinformation and hope to minimize its impact on our efforts to grow our business.  Although we remain optimistic about the future, we believe that it is appropriate to slightly adjust our sales and earnings estimates downward for 2007 due to uncertainties surrounding the impact of this misinformation on our ability to keep our Associates active in the business, and expenses associated with addressing the misinformation.

Quarters Ended April 1, 2006 and March 31, 2007

Net Sales.  Consolidated net sales increased by 16.3% to $102.6 million for the quarter ended March 31, 2007, an increase of $14.4 million from the $88.2 million reported for the comparable quarter in 2006.  During the current quarter net sales in the Direct Selling segment increased by 17.9% to $100.6 million, and net sales in the Contract Manufacturing segment decreased by $0.9 million, or 32.4% when compared with the same period in 2006.

The following table summarizes the changes in net sales by segment and country for the fiscal quarters ended April 1, 2006 and March 31, 2007.

	Net Sales By Segment and Region
	(in thousands)
	Quarter Ended				Change from	Percent
Segment / Region	April 1, 2006		March 31, 2007		Prior Year	Change

Direct Selling
North America
United States	$38,468	43.6%	$42,060	41.0%	$3,592	9.3%
Canada	16,701	18.9%	17,141	16.7%	440	2.6%
Mexico	4,053	4.6%	5,352	5.2%	1,299	32.1%
North America Total	59,222	67.1%	64,553	62.9%	5,331	9.0%

Asia Pacific
Australia-New Zealand	11,100	12.6%	13,026	12.7%	1,926	17.4%
Hong Kong	3,064	3.5%	5,564	5.4%	2,500	81.6%
Japan	2,399	2.7%	2,003	2.0%	(396)	(16.5)%
Taiwan	4,939	5.6%	6,252	6.1%	1,313	26.6%
South Korea	1,180	1.3%	1,604	1.6%	424	35.9%
Singapore	3,427	3.9%	4,484	4.4%	1,057	30.8%
Malaysia	—	0.0%	3,123	3.0%	3,123	N/A
Asia Pacific Total	26,109	29.6%	36,056	35.2%	9,947	38.1%
Segment Total	85,331	96.7%	100,609	98.1%	15,278	17.9%

Contract Manufacturing	2,898	3.3%	1,958	1.9%	(940)	(32.4)%

Consolidated	$88,229	100.0%	$102,567	100.0%	$14,338	16.3%

The increase in net sales from the Direct Selling segment in North America, the Company’s most mature region, was 9.0% during the first quarter of 2007 compared with the same period of the prior year.  Excluding the impact of foreign currency during the quarter, sales in this region improved 9.8%.  The overall sales growth in this region was driven by a 12.8% increase in the number of active Associates.  Sales growth in this region was aided by strong sales in Mexico, which increased by 32.1% over the first quarter of 2006 due to a 33.3% increase in the number of active Associates resulting from momentum generated through a motivated Associate leadership base.  We believe that the sales growth in the United States and Canada was softer than expected as a result of limited promotions and contests offered during the current year quarter in these markets.  In the second quarter of 2007, we plan to increase the number of contests and promotions offered to help stimulate growth in North America, and we plan to continue offering programs in our Asia Pacific region.

Net sales in the Asia Pacific region of the Direct Selling segment increased 38.1%, compared with the first quarter of 2006.  Excluding the impact of foreign currency during the quarter, sales in this region improved 34.8%.  The growth in this region was led by double-digit, year-over-year growth in each of the markets in this region, except Japan, and incremental sales generated from the successful opening of the Malaysia market in January 2007.  Excluding sales from Malaysia, sales growth in this region would have been 26.1%.  The most significant factors influencing growth in the more mature markets in this region during the first quarter were the increase in the number of active Associates, which was influenced by promotions offered in various markets within the region, and our second annual Asia Pacific Convention.

The following tables summarize the changes in active customer counts for the Direct Selling segment by country as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	April 1, 2006		March 31, 2007		Prior Year	Change
North Amercia
United States	54,000	39.7%	60,000	37.5%	6,000	11.1%
Canada	23,000	16.9%	25,000	15.6%	2,000	8.7%
Mexico	9,000	6.6%	12,000	7.5%	3,000	33.3%
North America Total	86,000	63.2%	97,000	60.6%	11,000	12.8%

Asia Pacific
Australia-New Zealand	17,000	12.5%	18,000	11.2%	1,000	5.9%
Hong Kong	5,000	3.7%	9,000	5.6%	4,000	80.0%
Japan	5,000	3.7%	4,000	2.5%	(1,000)	(20.0)%
Taiwan	13,000	9.6%	14,000	8.7%	1,000	7.7%
South Korea	1,000	0.7%	2,000	1.3%	1,000	100.0%
Singapore	9,000	6.6%	10,000	6.3%	1,000	11.1%
Malaysia	—	0.0%	6,000	3.8%	6,000	N/A
Asia Pacific Total	50,000	36.8%	63,000	39.4%	13,000	26.0%
Total	136,000	100.0%	160,000	100.0%	24,000	17.6%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	April 1, 2006		March 31, 2007		Prior Year	Change
North Amercia
United States	46,000	63.0%	52,000	65.0%	6,000	13.0%
Canada	18,000	24.7%	18,000	22.5%	—	0.0%
Mexico	2,000	2.7%	2,000	2.5%	—	0.0%
North America Total	66,000	90.4%	72,000	90.0%	6,000	9.1%

Asia Pacific
Australia-New Zealand	6,000	8.2%	6,000	7.4%	—	0.0%
Hong Kong	**	0.0%	1,000	1.3%	1,000	N/A
Japan	1,000	1.4%	1,000	1.3%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Malaysia	—	0.0%	**	0.0%	—	N/A
Asia Pacific Total	7,000	9.6%	8,000	10.0%	1,000	14.3%
Total	73,000	100.0%	80,000	100.0%	7,000	9.6%

**             Active Preferred Customer count is less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region	April 1, 2006		March 31, 2007		Prior Year	Change
North America
United States	100,000	47.8%	112,000	46.7%	12,000	12.0%
Canada	41,000	19.6%	43,000	17.9%	2,000	4.9%
Mexico	11,000	5.3%	14,000	5.8%	3,000	27.3%
North America Total	152,000	72.7%	169,000	70.4%	17,000	11.2%

Asia Pacific
Australia-New Zealand	23,000	11.0%	24,000	10.0%	1,000	4.3%
Hong Kong	5,000	2.4%	10,000	4.2%	5,000	100.0%
Japan	6,000	2.9%	5,000	2.1%	(1,000)	(16.7)%
Taiwan	13,000	6.2%	14,000	5.8%	1,000	7.7%
South Korea	1,000	0.5%	2,000	0.8%	1,000	100.0%
Singapore	9,000	4.3%	10,000	4.2%	1,000	11.1%
Malaysia	—	0.0%	6,000	2.5%	6,000	N/A
Asia Pacific Total	57,000	27.3%	71,000	29.6%	14,000	24.6%
Total	209,000	100.0%	240,000	100.0%	31,000	14.8%

The decrease in net sales in the Contract Manufacturing segment is largely due to our continued focus on our Sensé™ product line, and minimal efforts to generate additional third-party business within the segment.  We anticipate that sales from this segment will remain relatively flat for the foreseeable future, and that any such sales will continue to constitute a smaller portion of our total business.

Based on our current business circumstances, we believe that consolidated net sales for the second quarter of 2007 will be between $103 million and $105 million, which represents a growth rate of between 11% and 14%, compared with the prior year second quarter.  Additionally, we now believe net sales for the full fiscal year 2007 will grow between 13% and 15% over fiscal year 2006.  This downward adjustment to what we previously provided for 2007 net sales is, in great part, due to uncertainties surrounding the impact that the recent negative press about the Company may have on our Associate base.

Gross Profit.  Consolidated gross profit improved to 78.0% of net sales for the quarter ended March 31, 2007, from 75.8% for the comparable quarter in 2006.  The increase in consolidated gross profit margin can be attributed to a smaller percent of total net sales coming from the Contract Manufacturing segment, which yields a meaningfully lower gross profit margin than the Direct Selling segment, and improvements in gross profit margin in the Direct Selling segment.

Gross profit in the Direct Selling segment for the quarter ended March 31, 2007 improved to 79.4% of net segment sales from 78.4% for the same quarter in 2006.  The increase in gross profit margin for the Direct Selling segment can primarily be attributed to lower costs on certain raw materials, improved production efficiencies, and lower shipping costs on customer orders.

Although gross profit margin in the Contract Manufacturing segment improved modestly, this segment continued to generate minimal gross profit margins from its third-party customers in the first quarter of 2007.  As a reminder, we acquired the Contract Manufacturing business primarily as a means to produce the Company’s Sensé product line, not for the third-party business.  We are not actively pursuing growth of the third-party business in this segment.

We believe that our consolidated gross profit margin will improve modestly in the second quarter of 2007 from the current year quarter due to the Contract Manufacturing segment continuing to represent a smaller percentage of sales.

Associate Incentives.  Expenses related to Associate incentives are incurred only by the Direct Selling segment and represent the most significant cost as a percentage of net sales for this segment.  Associate incentives declined to 39.3% of net segment sales during the first quarter of 2007, compared to 39.9% for the first quarter of 2006.  The decrease in Associate incentives, relative to net segment sales, can primarily be attributed to the absence of a meaningful number of contests and promotions offered in North

America during the first quarter of 2007 as compared with the first quarter of 2006.  We believe Associate incentives will increase on a sequential quarter basis in the second quarter of 2007 as we offer more promotions and contests.  We expect that Associate incentives will be approximately 40% of direct selling revenue for the remainder of 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 21.0% of net sales for the quarter ended March 31, 2007 from 20.0% for the comparable quarter in 2006.  The increase, as a percentage of net sales, can primarily be attributed to increased spending in many of our markets to support growing sales and a growing Associate base, including an increase in staff as well as spending on Company-sponsored events for our Associates.

In absolute terms, our selling, general and administrative expenses increased by $3.9 million for the quarter ended March 31, 2007, when compared with the first quarter of 2006.  This absolute increase in selling, general and administrative expenses can, in great part, be attributed to the following:

•                  Increased spending in many of our markets to support growing sales and an increasing number of Associates;

•                  An increase in equity-based compensation expense;

•                  An unfavorable sales tax ruling in Mexico; and

•                  Other period specific costs, including costs related to the opening of the Malaysia market in January, higher costs associated with the Asia Pacific Convention; and legal and public relations expenses associated with addressing what we believe to be misinformation appearing in the mass media.

We believe that selling, general, and administrative expenses, as a percentage of net sales, will decrease modestly on a sequential basis in the second quarter of 2007, primarily due to the absence of both the expenses associated with the Asia Pacific Convention and the expense associated with the unfavorable sales tax ruling in Mexico.

Income Taxes.  Income taxes totaled 36.5% of earnings before income taxes for the first quarter of 2007, compared with 35.5% for the first quarter of 2006.  This increase can primarily be attributed to the complete phase-out of the Extraterritorial Income Exclusion, which was partially offset by a 6.0% deduction for qualified production activities.

We expect the effective tax rate for the full year of 2007 to be 36.5%.  This rate represents an anticipated increase of 120 basis points from the 2006 effective tax rate of 35.3%.  The expected tax rate increase is due mostly to the complete phase-out of the Extraterritorial Income Exclusion.

Net Earnings.  Net earnings increased 22.2% to $11.7 million for the quarter ended March 31, 2007, an increase of $2.1 million from the $9.6 million reported for the comparable quarter in 2006.  The increase in net earnings can primarily be attributed to increased net sales and improved gross profit margin, offset partially by higher operating costs.

Diluted earnings per share improved to $0.63 for the first quarter of 2007, an increase of 26.0% from the $0.50 reported in the first quarter of 2006.  Although a significant portion of this increase came directly from increased net earnings, our share buyback program also added to the increase in diluted earnings per share.  We expect diluted earnings per share in the second quarter of 2007 to be between $0.63 and $0.65, which represents a year-over-year growth rate of between 15% and 18%.  We have adjusted our earnings per share estimate downward for the full year 2007 due, in great part, to uncertainties surrounding the impact that the recent negative press about the Company appearing in the mass media may have on our Associate base, and expenses associated with our efforts to address it.  We now expect earnings per share for fiscal year 2007 to grow between 16% and 18% over fiscal year 2006.

Liquidity and Capital Resources

We continue to finance our growth with cash flows from operations.  In the first quarter of 2007, net cash flows from operating activities totaled $16.2 million, compared to $15.4 million for the same period in 2006.  Cash and cash equivalents increased to $32.5 million at March 31, 2007 from $27.0 million at December 30, 2006.  Net working capital increased to $24.6 million at March 31, 2007, compared to net working capital of $20.8 million at December 30, 2006.  The increase in cash and cash equivalents and net working capital during the first quarter of 2007 can be attributed to strong cash flows from operations, partially offset by amounts spent on property and equipment totaling $8.8 million, which includes the purchase of the Australia facility and amounts spent on the expansion of our corporate headquarters, both of which are discussed below.

We have continued to grow significantly over the last several years and require additional administrative and warehouse space, as well as additional parking for our employees.  To address this need, we are expanding our corporate headquarters and anticipate that the facility expansion will require a total investment of approximately $16 million.  As of March 31, 2007, billings on this expansion totaled $9.7 million, of which $8.9 million was paid and $0.8 million was accrued for work performed through March 31, 2007.  We expect the remaining amounts to be paid in full during 2007.

During the first quarter of 2007 we completed the purchase of a facility in Australia for $6.0 million, of which $968 thousand was paid in 2006, and the remaining amount during the first quarter of 2007.  We expect to move our Australian operations to this new facility in early 2008.  Our existing facility lease expires in October, 2007, and we intend to extend this lease on a month-to-month basis until we are able to move operations to this new facility.  We estimate that we will spend an additional $4.0 million on the remodel and fit-out of this facility during 2007.

Subsequent to the end of the first quarter of 2007, the Board of Directors approved an additional $40 million for the repurchase of shares under the Company’s share repurchase plan.  From the end of the first quarter through April 30, 2007, we repurchased additional shares totaling $46.6 million.  Due to the recent repurchase activity subsequent to the end of the first quarter, we have drawn on our line of credit, discussed below.  As of April 30, 2007, the balance on our line of credit was $20.6 million.  We intend to fund the future investments in our corporate headquarters and the new facility in Australia with cash on hand, cash flows generated from operations, and, to the extent required, our line of credit.  Total investments in property, plant, and equipment during fiscal year 2007 are expected to be between $20 million and $25 million, including the aforementioned facilities.

As of March 31, 2007, our credit facilities consisted of a $25 million line of credit with a bank, with no amounts outstanding.  By amendment to the line of credit agreement, we have since increased our line of credit with the bank to $40 million.  The credit facility contains certain restrictive covenants relating to EBITDA and a debt coverage ratio.  The restrictive covenant relating to EBITDA was modified by the recent amendment.  As of March 31, 2007 and April 30, 2007 we were in compliance with these covenants.

We believe that current cash balances, cash provided by operations, and amounts available under our line of credit are sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unexpected capital expenditure requirements, additional financing may be required.  No assurance, however, can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, and for other reasons.  Such financing may include the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Contingencies

In the normal course of business, the Company is party to various legal claims, actions, and complaints.  During, and subsequent to, the first quarter of 2007, three class action complaints were filed against the Company and certain of its executive officers, alleging that the defendants violated federal securities laws by making certain alleged false and misleading statements.  These lawsuits are explained in Item 1 of Part II of this report.  The Company believes that these claims are without merit and plans to vigorously defend these claims.  A potential loss or range of loss that could arise from these complaints is not estimable at this time.

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

Foreign Currency Risks.  Consolidated net sales outside the United States represented 53.1% and 57.1% of net sales for the quarters ended April 1, 2006 and March 31, 2007, respectively.  Inventory purchases are transacted primarily in U.S. dollars from suppliers located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average exchange rates for reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers.  More specifically, we purchase put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the foreign currency weakens beyond the option strike price.  The fair value of these contracts has been estimated based on period-end quoted market prices, and the resulting asset and expense, which is not material, has been recognized in our Consolidated Financial Statements.  As of March 31, 2007, we had the following contracts in place to offset exposure to foreign currencies:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date
	(in thousands)		(in thousands)

Put options (Company may sell Canadian Dollar / buy U.S. Dollar)	$4,115	1.22	$0.354	April - May, 2007

Put options (Company may sell New Zealand Dollar / buy U.S. Dollar)	$800	1.50	$0.690	April - May, 2007

Put options (Company may sell New Taiwan Dollar / buy U.S. Dollar)	$870	34.49	$0.002	April - May, 2007

Put options (Company may sell Mexican Peso / buy U.S. Dollar)	$515	11.66	$0.290	April - May, 2007

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the quarters ended as of the dates indicated:

	Quarter Ended
	April 1, 2006	March 31, 2007

Canadian Dollar	1.15	1.17
Australian Dollar	1.35	1.27
New Zealand Dollar	1.51	1.44
Hong Kong Dollar	7.76	7.81
Japanese Yen	116.88	119.32
New Taiwan Dollar	32.30	32.91
Korean Won	976.10	938.98
Singapore Dollar	1.63	1.53
Mexican Peso	10.60	11.02
Chinese Yuan	8.05	7.76
Malaysian Ringitt	*	3.50

*                    USANA operations were not open during period indicated.

Interest Rate Risks.  As of March 31, 2007, we had no outstanding debt, however, subsequent to the end of the first quarter we have drawn on our line of credit.  As of April 30, 2007, we had a balance of $20.6 million outstanding on our line of credit with a weighted-average interest rate of 7.4%.  The interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  The annual impact on after tax interest expense of a 100 basis point increase in interest rate on the above balance would not materially affect earnings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

Ashok Kapur, individually and on behalf of others similarly situated, v. Usana Health Sciences, Inc. et. al.

Guerin Senter, individually and on behalf of others similarly situated, v. Usana Health Sciences, Inc., et. al.

Edward Shaw, individually and on behalf of others similarly situated, v. Usana Health Sciences, Inc., et. al.

During and subsequent to the first quarter, three class action lawsuits were filed in the United States District Court, District of Utah, Central Division, against the Company; Myron W. Wentz, our Chief Executive Officer; David A. Wentz, our President~~,~~; and Gilbert A. Fuller, our Chief Financial Officer:

The plaintiffs allege in each case that they were persons who purchased shares of our common stock on the open market during the period of July 18, 2006 through March 14, 2007, and each complaint seeks certification as a class action on behalf of other purchasers of our stock during that time period.  Plaintiffs claim, among other things, that we violated Sections 10(b) and 20(a) and SEC Rule 10b-5 under the Securities Exchange Act of 1934 by knowingly or recklessly failing to make certain statements that the Plaintiff alleges should have been made, including statements regarding the multi-level marketing industry and anti-pyramid laws, sustainability of our marketing plan, Associate sales to end-user customers, and Associate turnover, income, and profitability.  Plaintiffs assert that because of such alleged omissions, our statements about our future business prospects were lacking in a reasonable  basis and that our reported results and financial statements were misstated. The complaints seek damages, pre-judgment interest, costs, attorney’s fees and other further relief deemed appropriate by the court. These lawsuits are at any early stage, and class certification has not yet been granted.  We believe these claims are distorted, ignore the documented history of public disclosures by our Company on the very subjects allegedly omitted, are not actionable under established interpretations of Sections 10(b) and 20(a) of the Exchange Act, and are without merit.  We will vigorously defend the Company against the allegations.  Nevertheless, there can be no assurance that the litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Usana Health Sciences, Inc. v.  Barry Minkow and Fraud Discovery Institute, Inc.

On March 15, 2007 we filed a lawsuit against Barry Minkow and his company, the Fraud Discovery Institute, in the United States District Court, District of Utah, Central Division, claiming defamation, business disparagement, and other claims for relief.  We claim that: (i) a report published and widely disseminated by Mr. Minkow and FDI contained numerous false statements; (ii) that Mr. Minkow made such false statements in order to deter the public generally from dealing with our Company, i.e., from buying our products or availing themselves of our business opportunities; (iii) that Mr. Minkow made these statements with negligence and/or with knowledge of their falsity, or with reckless disregard as to whether they were true or not; (iv) that Mr. Minkow knew or should have known that his false statements were false when made; and (v) that Mr. Minkow published these statements out of his desire to do harm to our Company.  We are seeking damages, pre-judgment interest, costs, attorney’s fees, and other further relief deemed appropriate by the court.  We anticipate presenting a vigorous prosecution.

Informal Inquiry by the United States Securities and Exchange Commission

During the first quarter, and as announced in a publicly issued press release, we received notification from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  We believe the inquiry relates to assertions appearing in the mass media about the Company.

The SEC has indicated in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We are cooperating fully with the SEC.  We have chosen to disclose this inquiry due to the highly public nature of recent allegations against the Company appearing in the mass media, which we believe to be false and defamatory.

Item 1A. RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  We have revised the following risk factor which was previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, by modifying the second paragraph, and by adding the third paragraph regarding adoption of the Dietary Supplement & Nonprescription Drug Consumer Protection Act:

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.  The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the U.S. Food and Drug Administration (FDA) and the U.S. Federal Trade Commission (FTC).  For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any action of this type by the FDA could materially adversely affect our ability to successfully market our products.  With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action.  The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions.  FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary.  Violation of these orders could result in substantial financial or other penalties.  Any action by the FTC could materially adversely affect our ability to successfully market our products.

On March 13, 2003, the FDA announced a proposal for new GMP’s specific to dietary supplements.  We anticipate that the Department of Health and Human Services will release final GMP regulations in the near future.  Although the FDA has not historically imposed GMP standards specific to the dietary supplement industry, we have manufactured our dietary supplement products, on a voluntary basis, in a manner we believe is in accordance with the standards of the FDA’s pharmaceutical model GMP’s.  When the new GMP regulation specific to dietary supplements is adopted, we may be required to expend additional capital and resources on manufacturing controls in the future in order to comply with the law.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any action of this type by the FDA could materially adversely affect our ability to successfully market our products.  USANA already has an internal adverse event reporting system that has been in place for several years. Based on our understanding of the new law’s requirements, we believe we will have to make some changes to our existing reporting system, but none which we believe will be significant. We expect that the FDA will issue implementing regulations later in 2007.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ended March 31, 2007.  Purchases of shares of Company common stock made by the Company for each fiscal month during the quarter ended March 31, 2007 are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Dec. 31, 2006 through Feb. 3, 2007 (Fiscal January)	0	$0.00	0	$39,842

Feb. 4, 2007 through Mar. 3, 2007 (Fiscal February)	0	$0.00	0	$39,842

Mar. 4, 2007 through Mar. 31, 2007 (Fiscal March)	97	$51.77	97	$34,820

	97	$51.77	97

*                    The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At the beginning of the first quarter, the Company had $39,842 remaining available for share repurchase under the plan.  As announced in a publicly issued press release on April 10, 2007, the Board of Directors approved an additional $40,000 for share repurchases under the plan.  Subsequent to the quarter ended March 31, 2007, and through April 30, 2007, the Company repurchased 1,075 shares for a total of $46,617.  As of April 30, 2007, the Company had $28,203 available under the share repurchase plan.  There currently is no expiration date on the approved repurchase amount.

Item 6.                          EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*

10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.4	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.5	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2006)

10.6	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004

10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

10.8

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

10.10	Form of Incentive Stock Option Agreement under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

10.11

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

10.12

Form of Stock-Settled Stock Appreciation Rights Award Agreement for directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)

10.13

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

USANA HEALTH SCIENCES, INC.

Date: May 7, 2007	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer
(Principal Financial and Accounting Officer)