Form 10-Q
period 2007-06-30
USANA HEALTH SCIENCES INC
filed 2007-08-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2007 was 16,264,889.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

EXPLANATORY NOTE

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  The Company previously announced that its independent registered public accountant, Grant Thornton LLP, resigned July 10, 2007.  The timing of the resignation prevented the Company from engaging a new independent registered public accountant to review the financial statements included in this report before filing.  Consequently, the accompanying consolidated financial statements as of June 30, 2007 and for the quarter ended June 30, 2007 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Furthermore, Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our chief executive officer and our chief financial officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee.  Additionally, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our chief executive officer and chief financial officer to certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and that the information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, our new independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules.  Once our Audit Committee has engaged a new independent registered public accountant as our auditor and that firm completes its review under SAS 100, we will file an amendment to this report pursuant to which our chief executive officer and chief financial officer will make the certifications required under Section 302 and Section 906.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30,	June 30,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,029	$9,876
Inventories	22,483	20,810
Prepaid expenses and other current assets	8,908	7,328
Current assets held for sale	—	3,260
Deferred income taxes	2,195	2,659

Total current assets	60,615	43,933

Property and equipment, net	30,323	42,293

Goodwill	5,690	5,690

Other assets	3,374	4,052

	$100,002	$95,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,241	$9,337
Other current liabilities	29,564	35,165
Line of credit	—	34,515

Total current liabilities	39,805	79,017

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 17,859 as of December 30, 2006 and 16,265 as of June 30, 2007	18	16
Additional paid-in capital	15,573	3,114
Retained earnings	44,251	13,213
Accumulated other comprehensive income	355	608

Total stockholders’ equity	60,197	16,951

	$100,002	$95,968

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	July 1,	June 30,
	2006	2007

Net sales	$89,694	$107,542

Cost of sales	19,319	22,443

Gross profit	70,375	85,099

Operating expenses:
Associate incentives	36,025	43,280
Selling, general and administrative	17,910	22,531
Research and development	756	902

Total operating expenses	54,691	66,713

Earnings from operations	15,684	18,386

Other income (expense):
Interest income	169	87
Interest expense	(10)	(403)
Other, net	177	303

Other income (expense), net	336	(13)

Earnings from continuing operations before income taxes	16,020	18,373

Income taxes	5,462	6,966

Income from continuing operations	10,558	11,407

Loss from discontinued operations, net of tax benefit	(214)	(93)

Net earnings	$10,344	$11,314

Earnings per common share
Basic
Continuing operations	$0.58	$0.68
Discontinued operations	(0.01)	—

Net earnings	$0.57	$0.68

Diluted
Continuing operations	$0.56	$0.66
Discontinued operations	(0.01)	—

Net earnings	$0.55	$0.66

Weighted average common shares outstanding
Basic	18,149	16,709
Diluted	18,777	17,163

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	July 1,	June 30,
	2006	2007

Net sales	$175,078	$208,220

Cost of sales	37,697	43,029

Gross profit	137,381	165,191

Operating expenses:
Associate incentives	70,031	82,829
Selling, general and administrative	35,400	44,032
Research and development	1,429	1,832

Total operating expenses	106,860	128,693

Earnings from operations	30,521	36,498

Other income (expense):
Interest income	311	394
Interest expense	(10)	(408)
Other, net	330	472

Other income, net	631	458

Earnings from continuing operations before income taxes	31,152	36,956

Income taxes	10,835	13,749

Income from continuing operations	20,317	23,207

Loss from discontinued operations, net of tax benefit	(413)	(207)

Net earnings	$19,904	$23,000

Earnings per common share
Basic
Continuing operations	$1.11	$1.34
Discontinued operations	(0.02)	(0.01)

Net earnings	$1.09	$1.33

Diluted
Continuing operations	$1.07	$1.30
Discontinued operations	(0.02)	(0.01)

Net earnings	$1.05	$1.29

Weighted average common shares outstanding
Basic	18,304	17,302
Diluted	19,002	17,813

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended July 1, 2006 and June 30, 2007

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Six Months Ended July 1, 2006

Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738

Comprehensive income
Net earnings	—	—	—	19,904	—	19,904
Foreign currency translation adjustment, net	—	—	—	—	(49)	(49)

Comprehensive income						19,855

Common stock retired	(801)	—	(5,733)	(24,413)	—	(30,146)

Equity-based compensation expense	—	—	2,152	—	—	2,152

Common stock issued under equity-based award plan, including tax benefit of $1,033	181	—	1,840	—	—	1,840

Balance at July 1, 2006	17,723	$18	$7,420	$31,211	$790	$39,439

For the Six Months Ended June 30, 2007

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

Comprehensive income
Net earnings	—	—	—	23,000	—	23,000
Foreign currency translation adjustment, net	—	—	—	—	253	253

Comprehensive income						23,253

Common stock retired	(1,712)	(2)	(18,958)	(54,038)	—	(72,998)

Common stock awarded to Associates	1		47			47

Equity-based compensation expense	—	—	3,220	—	—	3,220

Common stock issued under equity-based award plan, including tax benefit of $1,031	117	—	3,232	—	—	3,232

Balance at June 30, 2007	16,265	$16	$3,114	$13,213	$608	$16,951

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	June 30,
	2006	2007

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$19,904	$23,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,924	2,457
Loss on disposition of property and equipment	8	73
Write-down of assets held for sale	—	25
Equity-based compensation expense	2,152	3,220
Excess tax benefit from equity-based payment arrangements	(832)	(844)
Common stock awarded to Associates	—	47
Deferred income taxes	(721)	(998)
Provision for inventory valuation	1,690	691
Changes in operating assets and liabilities:
Inventories	340	26
Prepaid expenses and other assets	(411)	106
Accounts payable	1,379	(1,371)
Other current liabilities	3,805	6,167

Total adjustments	10,334	9,599

Net cash provided by operating activities	30,238	32,599

Cash flows from investing activities
Receipts on notes receivable	—	60
Increases in notes receivable	—	(65)
Proceeds from the sale of property and equipment	—	23
Purchases of property and equipment	(3,104)	(14,271)

Net cash used in investing activities	(3,104)	(14,253)

Cash flows from financing activities
Proceeds from equity awards exercised	807	2,201
Excess tax benefit from equity-based payment arrangements	832	844
Retirement of common stock	(30,146)	(72,998)
Increase in line of credit	—	34,515

Net cash used in financing activities	(28,507)	(35,438)

Effect of exchange rate changes on cash and cash equivalents	(33)	(61)

Net decrease in cash and cash equivalents	(1,406)	(17,153)

Cash and cash equivalents, beginning of period	10,579	27,029

Cash and cash equivalents, end of period	$9,173	$9,876

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8	$201
Income taxes	10,491	11,343

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2007, and results of operations for the quarters and six months ended July 1, 2006 and June 30, 2007.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  The results of operations for the quarter ended June 30, 2007 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2007.

Reclassification

Minor reclassifications relating to net sales and Associate incentives expense have been made to the Company’s financial statements in order to comply with EITF 01-09.  Under these guidelines, certain incentives that are offered to our Associates are classified as sales discounts, resulting in a reduction of revenue, with a corresponding reduction to Associate incentives.  Net sales and Associate incentives expense numbers reflected throughout this document, for periods prior to December 31, 2006, have been adjusted for comparability purposes.  The impact of this reclassification reduced previously reported net sales for the quarter ended July 1, 2006 by 1.6%.  This minor reclassification had no effect on our earnings from operations, net earnings, or earnings per share.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged.  Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption.  The Company has not yet determined the impact of adopting SFAS No. 157 on its Consolidated Financial Statements.

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to choose to measure eligible items at fair value at specified election dates.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007.  The Company has not yet determined the impact of adopting SFAS No. 159 on its Consolidated Financial Statements.

On June 27, 2007, the FASB ratified the EITF consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which calls for nonrefundable advance payments for goods or services to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or related services are performed, at which point the amounts are to be recognized as an expense.  EITF 07-3 is effective for fiscal periods beginning after December 15, 2007.  The Company has evaluated its research and development contracts in regard to this new pronouncement and has determined that the effect of this consensus will not have a material impact on its financial statements.

NOTE A – EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to awards vested under the current and previous plans utilized by the Company, and the related tax benefit recognized in earnings for the quarters and six months ended July 1, 2006, and June 30, 2007, are as follows:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Cost of sales	$143	$172	$270	$315
Selling, general and administrative	930	1,303	1,637	2,612
Research and development	132	154	245	293

	1,205	1,629	2,152	3,220
Related tax benefit	386	529	648	1,105

Net equity-based compensation expense	$819	$1,100	$1,504	$2,115

The following table shows the remaining unrecognized compensation expense on a pre-tax basis that is related to all types of equity awards that are outstanding as of June 30, 2007.  This table does not include an estimate for future grants that may be issued.

Remainder of 2007	$3,177
2008	5,844
2009	3,853
2010	3,393
2011	1,959
Thereafter	418
$18,644

The weighted-average period over which the expense above will be recognized is 2.3 years.

During the quarter and six months ended June 30, 2007, the Company granted equity awards under the Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”), which was approved by the shareholders in April 2006.  The 2006 Plan allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.  The 2006 Plan authorized 5,000 shares of common stock for issuance; as of June 30, 2007, 4,202 of these shares were available for future issuance.

The Company’s Compensation Committee has determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and will generally expire five to five and one-half years from the date of grant.  Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter, commencing on the last day of the fiscal quarter in which the awards are granted, and will generally expire five years to five and one-half years from the date of grant.  Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.  The exercise price of all awards granted under the 2006 Plan during 2006 was established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.  The exercise price of all awards granted under the 2006 Plan subsequent to December 30, 2006 is the closing price of the Company’s common stock on the date of grant.

Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the “2002 Plan”), which was limited to the granting of incentive and non-qualified stock options.  Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant.  The exercise price of all awards granted under the 2002 Plan was established by averaging the closing price of the Company’s common stock over the five trading days preceding the date of grant.  The 2006 Plan replaced the 2002 Plan for all grants that were awarded subsequent to the approval of the 2006 Plan.

During 2006 and the first six months of 2007, the Company continued to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility.  Expected volatility is calculated by averaging the historical volatility of the Company and a peer group index.  The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Due to the “plain vanilla” characteristics of the Company’s equity awards, the “simplified method,” as permitted by the guidance in Staff Accounting Bulletin No. 107, has been used to determine expected life.

Weighted-average assumptions used to calculate the fair value of awards that have been granted during the quarters ended as of the dates indicated are included in the table below.  Deferred stock units are full-value shares at the date of grant and have been excluded.

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Expected volatility	57.04%	41.87%	57.04%	41.88%
Risk-free interest rate	4.98%	4.58%	4.79%	4.59%
Expected life	4.1 yrs.	4.2 yrs.	4.1 yrs.	4.2 yrs.
Expected dividend yield	—	—	—	—
Grant price	$37.54	$40.51	$38.14	$42.10

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the six months ended June 30, 2007 is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 30, 2006	1,720	$27.15	5.8	$42,172
Granted	449	$42.10
Exercised	(116)	$18.93
Canceled or expired	(70)	$40.66

Outstanding at June 30, 2007	1,983	$30.54	5.4	$28,733

Exercisable at June 30, 2007	645	$29.22	6.5	$10,038

*      Aggregate intrinsic value is defined as the difference between the current market value at period end and the exercise price of awards that were in-the-money and is estimated using the closing price of the Company’s common stock on the last trading day of the period.

The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted during the six month periods ending July 1, 2006, and June 30, 2007 was $18.76 and $16.79, respectively.  The total intrinsic value of awards that were exercised during the six month periods ending July 1, 2006 and June 30, 2007, was $6,348 and $4,745, respectively.

A summary of the Company’s deferred stock unit activity for the six months ended June 30, 2007 is as follows:

	Shares	Weighted- average fair value
Nonvested at December 30, 2006	1	$37.60
Granted	3	$40.59
Vested	(2)	$39.04
Canceled or expired	—	$—

Nonvested at June 30, 2007	2	$40.59

The total fair value of awards that vested during the six month periods ending July 1, 2006 and June 30, 2007, was $2,561 and $4,397, respectively.  This total fair value included equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE B – ASSETS HELD FOR SALE

Consistent with our long-term objectives of focusing on our direct selling business, on June 5, 2007, the Company adopted a plan to discontinue the operations of its third-party contract manufacturing business at its Draper, Utah facility.  Accordingly, we have a signed Letter of Intent to sell certain assets, accounts receivable, and inventory associated with our third-party contract manufacturing segment.  The buyer has agreed to purchase the assets for $3,260 to be adjusted for changes in inventory levels and accounts receivable as of the closing date of the sale.  The agreed upon sales price has been determined to exceed the carrying amount of current assets held for sale, and as a result an impairment loss of $25 has been incurred and the assets have been adjusted to fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  It is anticipated that the sale of this business will be effective during the third quarter of 2007.  We will retain assets that are associated with manufacturing and packaging our Sensé skin and beauty care products and will continue to manufacture these products at our Draper, Utah facility.

The following table shows revenues and pre-tax loss from discontinued operations for the three months ended July 1, 2006 and June 30, 2007, respectively.

	July 1,	June 30,
	2006	2007

Revenues	$2,788	$1,865
Pre-tax loss from operations	(324)	(150)

The following table shows revenues and pre-tax loss from discontinued operations for the six months ended July 1, 2006 and June 30, 2007, respectively.

	July 1,	June 30,
	2006	2007

Revenues	$5,633	$3,754
Pre-tax income (loss) from operations	(634)	(330)

The following table shows the carrying amount of the assets of the third-party contract manufacturing business as of June 30, 2007, including the write-down impairment adjustment to fair value.

June 30,
2007

Inventory	$1,492
Accounts receivable	1,087
Property, plant and equipment, net of $594 of accumulated depreciation	706
Current assets held for sale	$3,285
Less write-down of assets held for sale	(25)
Total current assets held for sale	$3,260

NOTE C – INVENTORIES

Inventories consist of the following:

	December 30,	June 30,
	2006	2007

Raw materials	$8,073	$5,192
Work in progress	4,227	5,342
Finished goods	10,183	10,276

	$22,483	$20,810

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 30,	June 30,
	2006	2007

Prepaid expenses	$2,150	$1,821
Miscellaneous receivables, net	5,082	3,112
Other current assets	1,676	2,395

	$8,908	$7,328

NOTE E – PROPERTY AND EQUIPMENT

		December 30,	June 30,
	Years	2006	2007

Buildings	40	$10,682	$14,184
Laboratory and production equipment	5-7	10,863	9,966
Sound and video library	5	600	600
Computer equipment and software	3-5	23,365	23,516
Furniture and fixtures	3-5	2,719	2,802
Automobiles	3-5	242	187
Leasehold improvements	3-5	2,834	3,081
Land improvements	15	931	1,011

		52,236	55,347

Less accumulated depreciation and amortization		33,330	34,401

		18,906	20,946

Land		2,070	2,074

Deposits and projects in process		9,347	19,273

		$30,323	$42,293

NOTE F – GOODWILL

Goodwill represents the excess of the purchase price paid for acquired entities over the fair market value of the net assets acquired.  As of June 30, 2007, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Product Development, Inc. (WPD) and $1,423 that was associated with the February 1, 2004 acquisition of FMG Productions (FMG).  No events have occurred subsequent to either acquisition that resulted in an impairment of the original goodwill amounts that were initially recorded from these transactions.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be tested at least annually and, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess.

During July 2007, an independent third party conducted the annual impairment analysis of goodwill related to the Company’s acquisition of WPD in July 2003.  The impairment analysis incorporated the anticipated sale of certain assets relating to the third-party contract manufacturing segment during the third quarter of 2007.  The fair market value of the remaining net assets retained to manufacture and package our Sensé skin and beauty care products was estimated using widely accepted valuation methods, including both a market approach and an income approach.  In determining the fair market value as part of the impairment test, certain assumptions were used to project future results that management believes are reasonable, given current facts and circumstances; however, there can be no assurance that, under the assumptions used, these projections will materialize.  Based upon the results of this independent appraisal, the fair market value of the net assets tested has been determined to be in excess of the carrying amount, and, therefore, no impairment loss for goodwill has been recognized. As previously reported, the goodwill associated with WPD relates to the premium that was paid for acquiring the ability to produce our Sensé products in-house, along with benefits in the form of reduced cost of sales and enhanced quality control for the Sensé product line.  As such, there is no impairment relating to the planned future sale of the third-party contract manufacturing assets of WPD.

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30,	June 30,
	2006	2007

Associate incentives	$5,793	$5,626
Accrued employee compensation	7,022	7,053
Income taxes	3,095	3,920
Sales taxes	4,031	4,227
Associate promotions	711	1,514
Deferred revenue	3,092	4,468
Provision for returns and allowances	947	971
All other	4,873	7,386

	$29,564	$35,165

NOTE H – LONG TERM DEBT AND LINE OF CREDIT

In June 2004, the Company entered into an agreement with a financial institution to provide a $10,000, two-year, revolving line of credit.  The term of this agreement extended through May 30, 2006, however an amendment to this agreement was entered into on May 17, 2006.  The amendment increased the Company’s line of credit to $25,000, extended its termination to May 30, 2011, and modified certain restrictive covenants in the agreement.  On April 24, 2007, a subsequent amendment was entered into to increase the Company’s line of credit to $40,000 and to modify certain restrictive covenants in the agreement.

At June 30, 2007, there was an outstanding balance of $34,515 that was associated with the above line of credit, with a weighted-average interest rate of 6.4%.  The Company, therefore, had $5,485 available under the line of credit as of that date.  The interest rate under this line of credit is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the agreement.  The Company may choose to borrow at the bank’s publicly announced Prime Rate, including a margin adjustment per annum, as specified in the agreement, or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods, ranging from one to six months at LIBOR, including a margin adjustment as specified in the agreement.  The collateral for this revolving line of credit is the pledge of the capital stock of certain subsidiaries of the Company.  The credit agreement contains restrictive covenants that are based on EBITDA and a specified debt coverage ratio.  As of June 30, 2007, the Company was in compliance with these covenants.

NOTE I – COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions, and complaints.  During 2007, four class action complaints were filed against the Company and certain of its executive officers, alleging that the defendants violated federal securities laws by making certain alleged false and misleading statements.  The Company believes that these claims are without merit and plans to vigorously defend against these claims.  The potential loss or range of loss that could arise from these complaints is not estimable at this time.

NOTE J – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period.  Shares that have been repurchased and retired during the specified periods have been included in the calculation of weighted-average shares that are outstanding for the basic earnings per share calculation.  Diluted earnings per share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares.  Shares included in the diluted earnings per share calculations include equity awards that are in the money but that have not yet been exercised.

	For the Quarter Ended
	July 1,	June 30,
	2006	2007
Earnings from continuing operations available to common shareholders	$10,558	$11,407
Loss from discontinued operations available to common shareholders	(214)	(93)

Net earnings available to common shareholders	$10,344	$11,314

Basic EPS

Shares
Common shares outstanding entire period	18,343	17,859
Weighted average common shares:
Issued during period	173	116
Canceled during period	(367)	(1,266)

Weighted average common shares outstanding during period	18,149	16,709
Earnings per common share from continuing operations - basic	$0.58	$0.68
Loss per common share from discontinued operations - basic	(0.01)	—

Earnings per common share from net earnings - basic	$0.57	$0.68

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	18,149	16,709
Dilutive effect of equity awards	628	454

Weighted average shares outstanding during period - diluted	18,777	17,163
Earnings per common share from continuing operations - diluted	$0.56	$0.66
Loss per common share from discontinued operations - diluted	(0.01)	—

Earnings per common share from net earnings - diluted	$0.55	$0.66

Equity awards for 571 and 58 shares of stock were not included in the computation of EPS for the quarters ended July 1, 2006 and June 30, 2007, respectively, due to their exercise prices being greater than the average market price of the shares during those periods.

	For the Six Months Ended
	July 1,	June 30,
	2006	2007
Earnings from continuing operations available to common shareholders	$20,317	$23,207
Loss from discontinued operations available to common shareholders	(413)	(207)

Net earnings available to common shareholders	$19,904	$23,000

Basic EPS

Shares
Common shares outstanding entire period	18,343	17,859
Weighted average common shares:
Issued during period	144	84
Canceled during period	(183)	(641)

Weighted average common shares outstanding during period	18,304	17,302
Earnings per common share from continuing operations - basic	$1.11	$1.34
Loss per common share from discontinued operations - basic	(0.02)	(0.01)

Earnings per common share from net earnings - basic	$1.09	$1.33

Diluted EPS

Shares
Weighted average shares outstanding during period - basic	18,304	17,302
Dilutive effect of equity awards	698	511

Weighted average shares outstanding during period - diluted	19,002	17,813
Earnings per common share from continuing operations - diluted	$1.07	$1.30
Loss per common share from discontinued operations - diluted	(0.02)	(0.01)

Earnings per common share from net earnings - diluted	$1.05	$1.29

Equity awards for 319 and 42 shares of stock were not included in the computation of EPS for the six months ended July 1, 2006 and June 30, 2007, respectively, due to their exercise prices being greater than the average market price of the shares during those periods.

During the six months ended July 1, 2006, and June 30, 2007, the Company expended $30,146 and $72,998 to purchase 801 and 1,712 shares, respectively, under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding in the above calculations.

NOTE K – SEGMENT INFORMATION

As of June 30, 2007, the Company’s segments were based on two operating geographic regions. Management considers the geographic segments of the Company to be the only reportable operating segments.  These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company.  Management evaluates performance based on the net sales and the amount of operating income or loss in these segments.

Segment profit or loss is based on profit or loss from operations before income taxes.  All intercompany transactions, intercompany profit, currency gains and losses, interest income and expense, and income taxes are excluded in the Company’s determination of segment profit or loss.  The profitability of each reported region is representative of what is controllable within that region by local management and is not necessarily indicative of the actual profit or loss that is generated by a fully burdened region.  Nevertheless, the presentation of this data is consistent with how management evaluates each region and the respective markets within that region.

Prior to the second quarter of 2007, the Company’s operations were reported as two business segments: Direct Selling and Contract Manufacturing.  Direct Selling continues to constitute our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  Due to the planned sale of assets related to the third-party contract manufacturing business, however, the Company now recognizes only one reportable segment that is distinguished by geographic regions.  The Company will retain the remaining assets that are associated with manufacturing and packaging its Sensé skin and beauty care products and will continue to manufacture these products at its current facility in Draper, Utah.  Reported third-party contract manufacturing assets have been presented as held for sale, and the results of these operations have been classified as discontinued in the financial statements.  Accordingly, the segment financial information below has been updated to exclude these contract manufacturing assets and these discontinued operations, the detail of which is presented in Note B – Assets Held for Sale.

Selected financial information is reported for two geographic regions: North America and Asia Pacific.  North America includes the United States, Canada, and Mexico.  All other entities outside of North America are located within the Asia Pacific region, which includes Australia/New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Malaysia.

Segment Financial Information

Financial information, summarized by geographic region for the quarters ended July 1, 2006 and June 30, 2007, is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes
Quarter ended July 1, 2006:

North America	$61,294	$16,651	$8,297
Asia Pacific	28,400	1,402	8,330

Reportable Segments Total	89,694	18,053	16,627

Unallocated and Other *	—	(18,053)	(607)

Consolidated Total	$89,694	$—	$16,020

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes
Quarter ended June 30, 2007:

North America	$68,156	$20,563	$8,632
Asia Pacific	39,386	2,691	9,361

Reportable Segments Total	107,542	23,254	17,993

Unallocated and Other *	—	(23,254)	380

Consolidated Total	$107,542	$—	$18,373

Financial information, summarized by geographic region for the six months ended July 1, 2006 and June 30, 2007, is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended July 1, 2006:

North America	$120,516	$32,666	$17,015	$28,044	$52,387
Asia Pacific	54,562	2,643	14,100	4,032	15,475

Reportable Segments Total	175,078	35,309	31,115	32,076	67,862

Unallocated and Other *	—	(35,309)	37	3	2,428

Consolidated Total	$175,078	$—	$31,152	$32,079	$70,290

	Net Sales from External Customers	Inter-segment Revenues	Earnings before Income Taxes	Long-lived Assets	Total Assets
Six months ended June 30, 2007:

North America	$132,709	$39,121	$18,925	$41,294	$64,827
Asia Pacific	75,511	4,581	17,663	11,363	26,890

Reportable Segments Total	208,220	43,702	36,588	52,657	91,717

Unallocated and Other *	—	(43,702)	368	(622)	991

Consolidated Total	$208,220	$—	$36,956	$52,035	$92,708

*                    “Unallocated and Other” includes certain corporate items and eliminations that are not allocated to the operating segments.

The following table provides further net sales information on markets that represent five percent or more of net sales:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Net sales:
United States	$39,250	$43,433	$77,718	$85,493
Canada	17,721	18,965	34,422	36,106
Australia/New Zealand	12,104	14,630	23,204	27,656
Hong Kong	**	6,220	**	11,853
Taiwan	4,978	5,411	9,917	11,663
Mexico	**	5,758	**	11,110

** Market represented less than five percent of net sales.

Due to the centralized structure of our manufacturing operations and our corporate headquarters in the United States, a significant concentration of assets exist in this market.  Long-lived assets in the United States as of July 1, 2006 and June 30, 2007 totaled $18,090 and $39,023, respectively.  As a result of the purchase of a facility in Australia during first quarter 2007, long-lived assets in the Australia/New Zealand market totaling $7,009 comprised greater than 5% of the Company’s long-lived assets as of June 30, 2007.  Outside of these two markets, there is no significant concentration of long-lived assets.

NOTE L – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2002.  One notable exception is in Canada where the applicable federal statute of limitations is open back to 1998.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on December 30, 2006.  The implementation of FIN 48 did not result in a material change to the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2006	$1,523

Additions based on tax positions related to the current year	72

Additions for tax positions of prior years	61

Settlements/lapse of statute	(9)

Balance at June 30, 2007	$1,647

The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $439 could be recognized within the next twelve months due to the lapse of applicable statute of limitations.  Recognition of these uncertain tax positions or any uncertain tax position included in the June 30, 2007 balance will result in an adjustment to the Company’s effective tax rate.  The Company has determined that all material, temporary differences can be fully recognized for FIN 48 purposes.

The Company recognizes interest accrued related to unrecognized tax benefits in income taxes.  In the first six months of 2007, the Company recognized $64 in interest and penalties, compared to $36 in the first six months of 2006.  The Company has accrued $160 and $384 for the payment of interest and penalties at the end of the first six months of 2006 and 2007, respectively.

NOTE M – SUBSEQUENT EVENTS

On July 10, 2007, Grant Thornton LLP (“GT”) informed us that it was resigning as the Company’s independent public accountants prior to completing its review of the financial statements for the three and six-month periods ended June 30, 2007.  In connection with GT’s review of the Company’s unaudited financial statements that were included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Audit Committee and GT disagreed as to the scope of the procedures to be performed by the auditors, disagreeing to the extent to which the Audit Committee should engage new, independent consultants to respond to what the Company and its Audit Committee deemed to be unfounded and unwarranted accusations leveled against the Company by convicted felon Barry Minkow.  In response to the Minkow allegations, the Company’s Audit Committee commenced an internal investigation (the “Internal Investigation”) by the Company’s general counsel of the matters raised by Minkow.  Also in response to the Minkow allegations, and in connection with its review of the Company’s First Quarter 10-Q, GT made numerous requests to the Company for additional information and documents (the “Additional Information”), including requests for independent legal reviews (the “Independent Reports”) with respect to Minkow’s allegations that: (1) the Company’s associate compensation plan violates anti-pyramid investment rules, (2) the Company’s compensation plan fails to comply with Federal Trade Commission rules regarding disclosure of earnings and income to sales associates and prospective associates, and (3) the Company violated securities laws relating to insider trading and its stock buyback policy.

Initially, the Company’s Audit Committee wanted to complete the Internal Investigation before considering whether or not to engage independent consultants to provide Independent Reports.  GT informed the Company that this approach could potentially delay the filing of the First Quarter 10-Q.  This position led to further discussions between the Chairman of the Audit Committee and GT, and the matter was resolved to the satisfaction of GT, the Company, and the Audit Committee when the Company furnished to GT all Additional Information requested by GT, and engaged select independent legal advisers to produce the Independent Reports.

After the Internal Investigation and the Independent Reports were completed, GT completed its review of the Company’s First Quarter 10-Q.  The Company has confirmed its belief, based on the Internal Investigation and the Independent Reports that the material allegations of Minkow are without merit.  The Company has authorized GT to respond fully to any inquiries of a successor accountant.

A summary of facts concerning GT’s resignation has been presented in a Form 8-K, filed by the Company on July 16, 2007 and supplemented by an amended Form 8-K, filed by the Company on August 1, 2007.  GT responded to the matters identified in both the Form 8-K and the amended Form 8-K, and its letters of concurrence were included as an exhibit with those filings.

The Audit Committee of our Board of Directors intends to engage a new auditor as soon as practicable to complete the required review under SAS 100.  The Company cannot predict when our Audit Committee will be able to retain a new independent auditor or what the outcome of that auditor’s review of the financial statements will be.  When the new auditor has been engaged and has completed its review of the Consolidated Financial Statements included in this report, the Company will file an amended report on Form 10-Q for the periods covered by this report.

Because the financial statements that are contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, we may not be considered current in our filings under the Securities Exchange Act of 1934.  Filing of an amendment to this report, when the independent public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.  The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an external auditor on its covenants under the Company’s line of credit, its obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.  The Company already has communicated, or shortly will be in communication, with its banks, its rating agencies, the NASDAQ Stock Market, and the Securities and Exchange Commission in this regard.  GT has indicated its resignation does not affect its audit opinions on the Company’s historical financial statements, and accordingly, GT will consent to the use of its audit opinions in future SEC filings.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 30, 2006, and our other filings, including Current Reports on Form 8-K that have been filed with the SEC through the date of this report.

As discussed more fully in Note M – Subsequent Events, on July 10, 2007, Grant Thornton LLP (“GT”) informed us that it was resigning as the Company’s independent public accountants prior to completing its review of the financial statements for the three and six- month periods ended June 30, 2007.  A summary of facts concerning GT’s resignation has been presented in a Form 8-K, filed by the Company on July 16, 2007 and supplemented by an amendment filed August 1, 2007.  GT responded to the matters identified in both the Form 8-K and the amended Form 8-K, and its letters of concurrence were included as an exhibit with those filings.

The Audit Committee of our Board of Directors intends to engage a new auditor as soon as practicable to complete the required review of its financial statements that are included in this report as required by SAS 100.   The Company cannot predict when our Audit Committee will be able to retain a new independent auditor, or the outcome of that auditor’s review of the financial statements.

Presentation

For comparability purposes, the selected consolidated financial data set forth in this report includes a minor reclassification that results in a reduction to both net sales and Associate incentives for the quarter and six months ended July 1, 2006, but does not impact earnings from operations, net earnings, or earnings per share.  This reclassification is discussed further under the title “Reclassification” in the Notes to the Unaudited Consolidated Financial Statements that are contained in this report.

General

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system, using independent distributors, whom we refer to as “Associates.”  As of June 30, 2007, we had approximately 178,000 active Associates worldwide.  We also sell products directly to “Preferred Customers,” who purchase our products for personal use only and who are not permitted to resell or distribute our products.  As of June 30, 2007, we had approximately 79,000 active Preferred Customers worldwide.  The majority of sales come from Associates.  For the six months ended June 30, 2007, sales to Associates accounted for 87.5% of net sales.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period.

We consider our high-quality products, compact product lines, rewarding compensation plan, distributor support, and weekly Associate incentive payments to be attractive components of the USANA network marketing system.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels.  Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those who are seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment.  Our Associates, who are also dedicated consumers of our products, are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell our products.  To support our Associates, we regularly sponsor meetings and events, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the USANA management team.  We also provide low-cost sales tools, such as brochures, magazines, and DVD’s, which we believe are integral to our Associates building and maintaining a successful home-based business.

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2006 ended on December 30, 2006, and fiscal year 2007 will end on December 29, 2007.

As discussed more fully in Note K – Segment Information, we previously reported two segments: Direct Selling and Contract Manufacturing.  The Direct Selling segment is our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system.  The Contract Manufacturing segment consisted of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products, as well as contract manufacturing services provided to a limited number of third-party customers.  Assets relating to our third-party business, which make up the majority of the Contract Manufacturing segment, are currently subject to a letter of intent to sell, as discussed more fully in Note B – Assets Held for Sale.  As such, these operations have been classified as discontinued in the financial statements.  Our financial results have been adjusted to reflect the reclassification of these third party sales and related expenses to discontinued operations for both the current and the prior year.  We will retain the assets that are associated with manufacturing and packaging our Sensé skin and beauty care products and we will continue to manufacture these products at our current facility in Draper, Utah.

Our primary product lines consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.  Additionally, we offer combination packs, which generally contain a variety of products from each product line.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group.  To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take, chewable tablet for children 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old.  USANA® Essentials for adults consists of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms.  The USANA® Essentials are also a part of the HealthPak 100™, a convenient pillow pack that also includes some key Optimizers.

Optimizers are more targeted supplements that are designed to meet individual health and nutritional needs.  Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, BodyRox™ - Active Calcium™ Chewable, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, Hepasil DTX™, and TenX™ Antioxidant Blast.

The Macro Optimizers include healthy, low-glycemic functional foods and other related products.  Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, as well as Nutrition and Fibergy Bars™ are included in this product category.  Our RESET™ weight management program and the accompanying RESET kit are also part of the Macro-Optimizers.  The RESET kit is conveniently packaged in a self-contained box with all of the USANA products needed to complete a five-day regimen.  It is designed to assist adults in losing weight and to help them begin a positive, long-term change in diet.

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection.  These products are manufactured with our patented self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives.  Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

In addition to these principal product lines, we develop and sell materials and online tools that are designed to assist our Associates in building their businesses and marketing our products.  These resource materials and sales tools include product brochures and business forms that are designed by us and printed by outside publishers.  Our wholly-owned subsidiary, FMG Productions, doing business as USANA Studios, also produces multimedia tools, including CDs and DVDs.  In addition, we occasionally provide reprints of other commercial publications that feature USANA and may be used as a sales tool.  Also, we periodically contract with authors and publishers to produce or provide books, tapes, and other items that deal with health topics and personal motivation, which we then sell to our Associates.  New Associates are required to purchase a starter kit, which contains USANA training materials that help Associates begin to build their businesses.  Associates do not earn commissions on the sale of starter kits or sales tools.

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines for the specified six-month periods:

	Sales By Product Line
	Six Months Ended
	July 1,	June 30,
Product Line	2006	2007
USANA® Nutritionals
Essentials *	38%	36%
Optimizers	33%	36%
Macro Optimizers	14%	14%
Sensé – beautiful science®	12%	10%
All Other	3%	4%

* The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following highlights sales data for our top-selling products as a percentage of product sales for the specified six-month periods:

	Six Months Ended
	July 1,	June 30,
	2006	2007
USANA® Essentials	22%	21%
HealthPak 100 ™	14%	13%
Proflavanol®	9%	10%

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 22 through 32.  The fact that some of these risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report, are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

•                  Potential effects of adverse publicity regarding the Company, nutritional supplements, or the network marketing industry;

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

•                  Potential adverse effects of customs, duties, taxation, and transfer pricing regulations, including regulations governing distinctions between and Company responsibilities to employees and independent contractors;

•                  The fluctuation in the value of foreign currencies against the U.S. dollar;

•                  Our reliance on outside suppliers for raw materials and certain manufactured items;

•                  Shortages of raw materials that we use in certain of our products;

•                  Significant price increases of our key raw materials;

•                  Product liability claims and other risks that may arise with our manufacturing activity;

•                  Intellectual property risks;

•                  Liability claims that may arise with our “Athlete Guarantee” program;

•                  Continued compliance with debt covenants;

•                  Disruptions to shipping channels that are used to distribute our products to international warehouses; and

•                  The outcome of regulatory and litigation matters.

Results of Operations
Summary of Financial Results and Recent Developments

The second quarter of 2007 was another quarter of year-over-year growth, with net sales increasing 19.9%.  Excluding the impact of foreign currency fluctuation, net sales increased 17.4%.  As is typical with our business, overall sales growth can primarily be attributed to an increase in the number of our active Associates who purchased product either for personal consumption or for resale.  Also, in January 2007 we began operations in Malaysia, which contributed $4.5 million to net sales for the quarter.  Excluding sales generated in Malaysia, net sales grew 14.8% over the second quarter of the prior year.

Income from continuing operations for the quarter increased 8.0% over the same quarter of the prior year, due largely to improved gross margin.  This increase can primarily be attributed to increased net sales and improved gross profit margin, offset partially by higher operating costs.

A couple of the key highlights during the current year quarter were two regional events in North America, which were held in Chicago and Montreal.  At these events we focused our efforts on product and business training, motivational speaking, and Associate recognition.

Quarters Ended July 1, 2006 and June 30, 2007

Net Sales.  Net sales increased 19.9% to $107.5 million for the quarter ended June 30, 2007, an increase of $17.8 million from $89.7 million for the comparable quarter in 2006.  The following table summarizes the changes in net sales by region and by market for the fiscal quarters ended July 1, 2006 and June 30, 2007:

	Sales By Region and Market (in thousands)
	Quarter Ended				Change from	Percent
Region / Market	July 1, 2006		June 30, 2007		Prior Year	Change

North America
United States	$39,250	43.8%	$43,433	40.4%	$4,183	10.7%
Canada	17,721	19.7%	18,965	17.6%	1,244	7.0%
Mexico	4,323	4.8%	5,758	5.4%	1,435	33.2%
North America Total	61,294	68.3%	68,156	63.4%	6,862	11.2%

Asia Pacific
Australia-New Zealand	12,104	13.5%	14,630	13.6%	2,526	20.9%
Hong Kong	3,422	3.8%	6,220	5.8%	2,798	81.8%
Japan	2,379	2.7%	2,310	2.2%	(69)	(2.9)%
Taiwan	4,978	5.5%	5,411	5.0%	433	8.7%
South Korea	1,704	1.9%	1,875	1.7%	171	10.0%
Singapore	3,813	4.3%	4,399	4.1%	586	15.4%
Malaysia	—	0.0%	4,541	4.2%	4,541	N/A
Asia Pacific Total	28,400	31.7%	39,386	36.6%	10,986	38.7%

Consolidated	$89,694	100.0%	$107,542	100.0%	$17,848	19.9%

Net sales in the North America region increased 11.2% compared to the second quarter of 2006.  Excluding the impact of foreign currency changes during the quarter, net sales in this region improved 10.3% over the same quarter of the prior year.  The growth in this region was driven largely by a 15.6% increase in the number of active Associates.  Double-digit sales growth in our most mature market, the United States, and strong sales growth of 33.2% in Mexico also contributed to the increase in North American net sales.  The growth in this region was primarily driven by contests and promotions that we offered to our Associates, which rewarded those Associates who actively grew their home-based businesses.

Net sales in the Asia Pacific region increased 38.7% compared to the second quarter of 2006.  Excluding the impact of foreign currency changes during the quarter, net sales in this region improved 32.9% over the same quarter of the prior year.  The improvement in net sales for this region primarily resulted from a 21.2% increase in the number of active Associates during the second quarter of 2007 in markets that have been open longer than one year.  Additionally, incremental sales of $4.5 million were added by our newest market, Malaysia, which commenced operations in January of 2007.

The following tables summarize the changes in active customer counts by region and market as of the dates indicated:

Active Associates By Region and Market
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region / Market	July 1, 2006		June 30, 2007		Prior Year	Change
North America
United States	57,000	40.1%	63,000	35.4%	6,000	10.5%
Canada	23,000	16.2%	27,000	15.2%	4,000	17.4%
Mexico	10,000	7.1%	14,000	7.9%	4,000	40.0%
North America Total	90,000	63.4%	104,000	58.5%	14,000	15.6%

Asia Pacific
Australia-New Zealand	18,000	12.7%	21,000	11.8%	3,000	16.7%
Hong Kong	6,000	4.2%	13,000	7.3%	7,000	116.7%
Japan	4,000	2.8%	4,000	2.2%	—	0.0%
Taiwan	13,000	9.2%	15,000	8.4%	2,000	15.4%
South Korea	2,000	1.4%	2,000	1.1%	—	0.0%
Singapore	9,000	6.3%	8,000	4.5%	(1,000)	(11.1)%
Malaysia	—	0.0%	11,000	6.2%	11,000	N/A
Asia Pacific Total	52,000	36.6%	74,000	41.5%	22,000	42.3%

Total	142,000	100.0%	178,000	100.0%	36,000	25.4%

Active Preferred Customers By Region and Market
(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region / Market	July 1, 2006		June 30, 2007		Prior Year	Change
North America
United States	48,000	64.0%	51,000	64.6%	3,000	6.3%
Canada	18,000	24.0%	18,000	22.8%	—	0.0%
Mexico	2,000	2.7%	2,000	2.5%	—	0.0%
North America Total	68,000	90.7%	71,000	89.9%	3,000	4.4%

Asia Pacific
Australia-New Zealand	6,000	8.0%	6,000	7.5%	—	0.0%
Hong Kong	**	0.0%	1,000	1.3%	1,000	N/A
Japan	1,000	1.3%	1,000	1.3%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Malaysia	—	0.0%	**	0.0%	—	N/A
Asia Pacific Total	7,000	9.3%	8,000	10.1%	1,000	14.3%

Total	75,000	100.0%	79,000	100.0%	4,000	5.3%

**   Active Preferred Customer count was less than 500.

Total Active Customers By Region and Market

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
Region / Market	July 1, 2006		June 30, 2007		Prior Year	Change
North America
United States	105,000	48.4%	114,000	44.4%	9,000	8.6%
Canada	41,000	18.9%	45,000	17.5%	4,000	9.8%
Mexico	12,000	5.5%	16,000	6.2%	4,000	33.3%
North America Total	158,000	72.8%	175,000	68.1%	17,000	10.8%

Asia Pacific
Australia-New Zealand	24,000	11.1%	27,000	10.5%	3,000	12.5%
Hong Kong	6,000	2.8%	14,000	5.4%	8,000	133.3%
Japan	5,000	2.3%	5,000	2.0%	—	0.0%
Taiwan	13,000	6.0%	15,000	5.8%	2,000	15.4%
South Korea	2,000	0.9%	2,000	0.8%	—	0.0%
Singapore	9,000	4.1%	8,000	3.1%	(1,000)	(11.1)%
Malaysia	—	0.0%	11,000	4.3%	11,000	N/A
Asia Pacific Total	59,000	27.2%	82,000	31.9%	23,000	39.0%

Total	217,000	100.0%	257,000	100.0%	40,000	18.4%

By way of guidance, typically our sequential sales growth is lower in the third quarter due to the slowdown that happens prior to our International Convention, which will be held in mid-August 2007.  Based on information that is currently available to the Company, we expect consolidated net sales between $105 and $107 million for the third quarter of 2007, with a growth rate of between 12% and 14%, compared with the third quarter of the prior year.

Gross Profit.  Gross profit increased to 79.1% of net sales for the quarter ended June 30, 2007, from 78.5% for the comparable quarter in 2006.  This improved gross profit margin can be primarily attributed to lower relative freight costs on shipments to our customers and reduced inventory scrap.  For the remainder of 2007, we believe that our gross profit margin will approximate the level that we achieved during the second quarter of 2007.

 Associate Incentives.  As a percentage of net sales, Associate incentives remained flat at 40.2% during the second quarter of 2007, compared to the same quarter in the prior year.  We believe that Associate incentives will continue to be approximately 40% of net sales for the foreseeable future.  As we look for ways to increase sales through Associate activity, our Associate incentives as a percent of net sales may fluctuate modestly.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to 21.0% of net sales for the quarter ended June 30, 2007 from 20.0% for the comparable quarter in 2006.  This increase, as a percentage of net sales, can be attributed to legal and other professional services expenses that we incurred to respond to and defend against the false allegations of a third-party detractor, higher employee and management performance incentives, increased spending on Company-sponsored events for our Associates, and to an increase in equity-based compensation expense.

In absolute terms, our selling, general and administrative expenses increased by $4.6 million for the quarter ended June 30, 2007, compared to the same quarter of 2006.  This absolute increase in selling, general and administrative expenses can be attributed to the following:

•                  Increased spending in many of our markets to support growing sales and an increasing number of Associates;

•                  Legal and other professional services expenses that we incurred to respond to and defend against the false allegations of a third-party detractor;

•                  An increase in equity-based compensation expense; and

•                  Spending in our new market of Malaysia.

We believe that selling, general and administrative expenses, as a percentage of net sales, in the third quarter of 2007 will be consistent with the level that we incurred during the second quarter of 2007.

Other Income (Expense).  Other income (expense) changed from net other income of $336 thousand in the second quarter of 2006, to net other expense of $13 thousand for the quarter ended June 30, 2007.  This change can primarily be attributed to an increase in interest expense due to the use of our line of credit to fund aggressive share buybacks and the facility expansions in Salt Lake City, Utah and in Australia, and, to a lesser extent, a decrease in interest income due to lower cash balances.  These amounts are partially offset by foreign currency gains in the second quarter of 2007.

Income Taxes. Income taxes totaled 37.9% of earnings before income taxes for the second quarter of 2007, compared with 34.1% for the same quarter of the prior year.  The increase can primarily be attributed to the complete phase-out of the Extraterritorial Income Exclusion in 2006 and an increase in income tax uncertainty in the second quarter of 2007.

Income From Continuing Operations.  Income from continuing operations increased 8.0% to $11.4 million for the quarter ended June 30, 2007, an increase of $849 thousand, from $10.6 million for the comparable quarter in 2006.  The increase is due primarily to increased net sales and an improved gross profit margin, offset partially by higher operating costs.

Diluted earnings per share for continuing operations improved to $0.66 for the second quarter of 2007, an increase of 17.9% from the $0.56 reported for the comparable quarter in 2006.  While a portion of this improvement resulted directly from an increase in earnings from continuing operations, a significant portion can be attributed to our aggressive share buyback activities during the second quarter 2007.  We expect diluted earnings per share from continuing operations in the third quarter of 2007 to be between $0.65 and $0.67, which represents a year-over-year growth rate of between 18% and 22%.  Both third quarter and fiscal year 2007 guidance assume a tax rate of 37.0% for 2007.

Discontinued Operations.   A net loss from discontinued operations of $93 thousand was reported for the quarter ended June 30, 2007, compared to a net loss from discontinued operations of $214 thousand for the quarter ended July 1, 2006.  These amounts reported for discontinued operations relate directly to the third-party contract manufacturing business.  For more information regarding the planned sale of assets and discontinued operations, see Note B – Assets Held For Sale to the Consolidated Financial Statements.

Six Months Ended July 1, 2006 and June 30, 2007

Net Sales.  Net sales increased 18.9% to $208.2 million for the six months ended June 30, 2007, an increase of $33.1 million from $175.1 million for the comparable period in 2006.  The following table summarizes the changes in net sales by region and market for the six months ended July 1, 2006 and June 30, 2007.

	Sales By Region and Market
	(in thousands)
	Six Months Ended				Change from	Percent
Region / Market	July 1, 2006		June 30, 2007		Prior Year	Change

North America
United States	$77,718	44.4%	$85,493	41.1%	$7,775	10.0%
Canada	34,422	19.6%	36,106	17.3%	1,684	4.9%
Mexico	8,376	4.8%	11,110	5.3%	2,734	32.6%
North America Total	120,516	68.8%	132,709	63.7%	12,193	10.1%

Asia Pacific
Australia-New Zealand	23,204	13.3%	27,656	13.3%	4,452	19.2%
Hong Kong	6,539	3.7%	11,853	5.7%	5,314	81.3%
Japan	4,778	2.7%	4,313	2.1%	(465)	(9.7)%
Taiwan	9,917	5.7%	11,663	5.6%	1,746	17.6%
South Korea	2,884	1.7%	3,479	1.6%	595	20.6%
Singapore	7,240	4.1%	8,883	4.3%	1,643	22.7%
Malaysia	—	0.0%	7,664	3.7%	7,664	N/A
Asia Pacific Total	54,562	31.2%	75,511	36.3%	20,949	38.4%

Consolidated	$175,078	100.0%	$208,220	100.0%	$33,142	18.9%

Net sales in the North America region increased 10.1%, compared to the first six months of 2006, which was the result of strong growth in the United States and Mexico markets within this region.  Excluding the impact of changes in foreign currency, sales in this region improved 10.0% over the same period of the prior year.  The overall sales increase in this region during the first six months of 2007 was driven largely by an increase in the number of active Associates that resulted from promotions during the second quarter of 2007.

Net sales in the Asia Pacific region improved 38.4% over the first six months of 2006.  Excluding the impact of changes in foreign currency, sales in this region improved 33.8%.  The growth in this region was led by double-digit, year-over-year growth in each of the markets in this region, except Japan, and incremental sales of $7.7 million from our Malaysia market that commenced operations during the first quarter of 2007.  Excluding sales from Malaysia, sales growth in this region would have been 24.3%.  The overall sales increase in this region during the first six months of 2007 was mainly due to an increase in the number of active Associates resulting from promotions throughout the first six months of 2007 and from our second annual Asia Pacific Convention, which was held in the first quarter of 2007.

Gross Profit.  Gross profit increased to 79.3% of net sales for the six months ended June 30, 2007, from 78.5% for the comparable period in 2006.  This improvement in gross profit can mainly be attributed to reduced inventory scrap and lower relative freight costs on shipments to our customers.

Associate Incentives.  Associate incentives decreased to 39.8% of net sales for the six months ended June 30, 2007, compared to 40.0% in the comparable period of 2006.  This decrease in Associate incentives can be attributed to an absence of contests and promotions offered in North America during the first quarter of 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expense increased to 21.1% of net sales for the six months ended June 30, 2007, from 20.2% for the comparable period in 2006.  The increase, as a percentage of net sales, can be attributed to higher employee and management performance incentives, legal and other professional services expenses incurred to respond to and defend against the false allegations of a third-party detractor, and an increase in equity-based compensation expense.

In absolute terms, selling, general and administrative expenses increased by $8.6 million for the six months ended June 30, 2007, compared to the same period of the prior year.  This absolute increase in selling, general and administrative expenses can be attributed to the following:

•                  Increased spending in many of our markets to support growing sales and an increasing number of Associates;

•                  Legal and other professional services expenses that we incurred to respond to and defend against the false allegations of a third-party detractor;

•                  An increase in equity-based compensation expense; and

•                  Spending in our new market of Malaysia.

Other Income (Expense).  Other income (expense) changed from net other income of $631 thousand during the first six months of 2006 to net other income of $458 thousand for first six months of 2007.  This change can primarily be attributed to an increase in interest expense due to the use of our line of credit to fund aggressive share buybacks and the facility expansions in Salt Lake City, Utah and in Australia, which was partially offset by foreign currency gains during the first six months of 2007.

Income Taxes.   Income taxes totaled 37.2% of earnings before income taxes for the first six months of 2007, compared with 34.8% for the first six months of 2006.  The increase can primarily be attributed to the complete phase-out of the Extraterritorial Income Exclusion in 2006 and increases to income tax uncertainty in accordance with FIN 48.

We expect the effective tax rate for the full year of 2007 to be 37.0%.  This rate represents an anticipated increase of 170 basis points from the 2006 effective tax rate of 35.3%.  The expected tax rate increase is primarily due to the complete phase-out of the Extraterritorial Income Exclusion and an anticipated reduction in tax benefits from the Incremental Research Credit.  The effective tax rate for the last six months of 2007 can be affected by multiple events, including the type and amount of stock options exercised during the period and possible changes to uncertainties in income taxes in accordance with FIN 48.

Income From Continuing Operations.  Income from continuing operations increased 14.2% to $23.2 million for the six months ended June 30, 2007, an increase of $2.9 million from $20.3 million for the comparable period in 2006.  This increase is due primarily to increased net sales and an improved gross profit margin, offset partially by higher selling, general and administrative expenses.

Diluted earnings per share from continuing operations improved to $1.30 for the first six months of 2007, an increase of $0.23, or 21.5%, from the $1.07 reported for the comparable period in 2006.  While a portion of this improvement resulted directly from an increase in earnings from continuing operations, a significant portion can be attributed to our aggressive share buyback activities during the second quarter 2007.

Discontinued Operations.   We reported a net loss from discontinued operations of $207 thousand for the six months ended June 30, 2007 compared to a net loss from discontinued operations of $413 thousand for the six months ended July 1, 2006.  These amounts reported for discontinued operations relate directly to the third-party contract manufacturing business.  For more information regarding the planned sale of these assets and discontinued operations, see Note B — Assets Held For Sale to the Consolidated Financial Statements.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by our operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of these funds. There are no material restrictions on our ability to transfer and remit funds among our international subsidiaries.  During the first six months of 2007, net cash flows from operating activities totaled $32.6 million, compared to $30.2 million for the same period in 2006.  Cash and cash equivalents decreased to $9.9 million at June 30, 2007, from $27.0 million at December 30, 2006, and $32.5 million at March 31, 2007.  Net working capital decreased to a negative $35.1 million at June 30, 2007, compared to net working capital of a positive $20.8 million at December 30, 2006.  This decrease in cash and cash equivalents and net working capital during the first six months of 2007 can primarily be attributed to the purchase of shares under the Company’s share repurchase plan totaling $73.0 million, and to amounts spent on property and equipment totaling $14.3 million, which included the purchase of a new Australian facility and amounts spent on the expansion of our corporate headquarters, both of which are discussed below.

We have continued to grow significantly over the last several years, and accordingly, we have required additional administrative and warehouse space, as well as additional parking for our employees.  To address this need, we are expanding our corporate headquarters and now anticipate that the facility expansion will require a total investment of approximately $20 million, an increase from the $16 million estimate provided in our 2006 Form 10-K.  This increase is due to a further increase in the scope of this expansion, as well as to continuing increases in the cost of materials.  As of June 30, 2007, billings on this expansion totaled $13.2 million, of which $11.9 million was paid and $1.3 million was accrued for work performed through June 30, 2007.  We intend to fund future investments in capital resources with cash on hand, cash flows generated from operations, and, to the extent required, our line of credit.

  During the first quarter of 2007, we completed the purchase of a facility in Australia for $6.0 million, of which $968 thousand was paid in 2006 with the remaining amount paid during the first quarter of 2007.  We expect to move our Australian operations to this new facility in early 2008.  Our existing facility lease expires in October 2007, and we intend to extend this lease on a month-to-month basis until we are able to move our operations to this new facility.  We estimate that we will spend an additional $5.8 million on the remodel and fit-out of this facility during 2007 and early 2008.

During the quarter ended June 30, 2007, our $25 million credit facility was amended, increasing our line of credit to $40 million.  This credit facility contains certain restrictive covenants, including an EBITDA covenant, which was modified by the recent amendment, and a debt coverage ratio covenant.  As of June 30, 2007, we were in compliance with these covenants.  Our balance on this line of credit as of June 30, 2007 was $34.5 million, which was primarily due to our share repurchase activity during the second quarter of 2007, as well as to our facility expansions at our corporate headquarters in Salt Lake City, Utah and in Australia.

We believe that current cash balances, cash provided by operations, and amounts available under the line of credit will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons.  Such financing may include the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to continue to expand our foreign operations.  Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risks.  Net sales outside the United States represented 55.6% and 58.9% of our net sales for the six months ended July 1, 2006 and June 30, 2007, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted-average exchange rates for the reported periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce our exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our foreign markets, which are primarily represented by intercompany cash transfers.  More specifically, we purchase put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the foreign currency weakens beyond the option strike price.  The fair value of these contracts has been estimated based on period-end quoted market prices, and the resulting asset and expense, which is not material, has been recognized in our Consolidated Financial Statements.  As of June 30, 2007, we had no contracts in place to offset exposure to foreign currencies.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Canadian Dollar	1.12	1.10	1.14	1.13
Australian Dollar	1.34	1.20	1.35	1.24
New Zealand Dollar	1.60	1.35	1.55	1.39
Hong Kong Dollar	7.76	7.82	7.76	7.81
Japanese Yen	114.29	120.77	115.57	120.04
New Taiwan Dollar	32.17	33.13	32.24	33.02
Korean Won	949.37	928.88	962.55	933.91
Singapore Dollar	1.59	1.52	1.61	1.53
Mexican Peso	11.18	10.88	10.89	10.95
Chinese Yuan	8.01	7.68	8.03	7.72
Malaysian Ringitt	*	3.43	*	3.46

* USANA operations were not open during period indicated.

Interest Rate Risks.  As of June 30, 2007, we had a balance of $34.5 million outstanding on our line of credit with a weighted-average interest rate of 6.4%.  The interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  The annual impact on after-tax interest expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended).  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

Usana Health Sciences, Inc. v.  Barry Minkow and Fraud Discovery Institute, Inc.

On March 15, 2007 we filed a lawsuit against Barry Minkow and his company, the Fraud Discovery Institute, in the United States District Court, District of Utah, Central Division, claiming that the defendants engaged in activity resulting in defamation, business disparagement, and other claims for relief.  USANA amended the complaint in June to include claims that the activity resulted in fraudulent stock manipulation under California law and dropped the claim of defamation.  On August 2, 2007 the Court approved our motion for expedited discovery in regards to the identity of other participants in this alleged manipulation, and we will add them as defendants to the suit, as appropriate.  We are seeking damages, pre-judgment interest, costs, attorney’s fees, and other further relief that may be deemed appropriate by the court.  We anticipate presenting a vigorous prosecution.

Ashok Kapur, individually and on behalf of others similarly situated, v. Usana Health Sciences, Inc. et. al.

Guerin Senter, individually and on behalf of others similarly situated, v. Usana Health Sciences, Inc., et. al.

Edward Shaw, individually and on behalf of others similarly situated, v. Usana Health Sciences, Inc., et. al.

During the six months ended June 30, 2007, three shareholder class action lawsuits were filed in the United States District Court, District of Utah, Central Division, against the Company; Myron W. Wentz, our Chief Executive Officer; David A. Wentz, our President; and Gilbert A. Fuller, our Chief Financial Officer.  These lawsuits were prompted by the allegations against the Company by Barry Minkow, as described above.

The plaintiffs allege in each case that they were persons who purchased shares of our common stock on the open market during the period of July 18, 2006 through March 14, 2007, and each complaint seeks certification as a class action on behalf of other purchasers of our stock during that time period.  Plaintiffs claim, among other things, that we violated Sections 10(b) and 20(a) and SEC Rule 10b-5 under the Securities Exchange Act of 1934 by knowingly or recklessly failing to make certain statements that the plaintiffs allege should have been made, including statements regarding the multi-level marketing industry and anti-pyramid laws, sustainability of our marketing plan, Associate sales to end-user customers, and Associate turnover, income, and profitability.  Plaintiffs assert that because of such alleged omissions, our statements about our future business prospects were lacking in a reasonable basis and that our reported results and financial statements were misstated. These complaints seek damages, pre-judgment interest, costs, attorney’s fees, and other further relief deemed appropriate by the court. These lawsuits are at any early stage, and class certification has not yet been granted.  We believe these claims are distorted, ignore the documented history of public disclosures by the Company on the very subjects allegedly omitted, are not actionable under established interpretations of Sections 10(b) and 20(a) of the Exchange Act, and are without merit.  We will vigorously defend the Company against the allegations.  Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Johnson  vs. USANA

In June 2007, two former Associates filed a class action lawsuit against USANA in state court in San Diego, California.  The proposed class consists of distributors who were California residents at any time since 1995.  The complaint alleges a number of purported material misrepresentations to the market in violation of state pyramid, deceptive business practices, and business fraud law based on some of the same facts alleged in the shareholder lawsuits.  We have investigated the claims and find no merit to them.  We anticipate providing a strong defense.  This lawsuit was prompted by the allegations against the Company by Barry Minkow, as described above.  Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Informal Inquiry by the United States Securities and Exchange Commission

During the first quarter of 2007, and as we previously announced in a publicly issued press release, we received notification from the U.S. Securities and Exchange Commission (“SEC”), Salt Lake District Office, that it has begun an informal inquiry regarding the Company.  This inquiry was prompted by the allegations against the Company by Barry Minkow, as described above.

The SEC has indicated in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security.  We are cooperating fully with the SEC.  Although this inquiry is not a formal, public investigation, we have chosen to disclose this inquiry due to the highly public nature of recent allegations against the Company, which we believe to be false and defamatory.

Item 1A. RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties that are associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 describes some of the risks and uncertainties that are associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  In light of recent rule-making activity by the Food and Drug Administration, we have revised the following risk factor which was previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, by modifying the second paragraph, and by adding the third paragraph regarding adoption of the Dietary Supplement & Nonprescription Drug Consumer Protection Act:

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.  The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the U.S. Food and Drug Administration (FDA) and the U.S. Federal Trade Commission (FTC).  For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any action of this type by the FDA could materially adversely affect our ability to successfully market our products.  With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action.  The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions.  FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary.  Violation of these orders could result in substantial financial or other penalties.  Any action by the FTC could materially and adversely affect our ability to successfully market our products.

The FDA published the final GMP regulations for dietary supplements in the Federal Register on June 25, 2007.  The final rule goes into effect one year from the publication date for large companies (defined as 500 or more employees), two years from publication for small companies (defined as less than 500 employees), and three years from publication for very small companies (defined as less than 20 employees).  As USANA has over 500 employees, the rule will go into affect for the Company on June 25, 2008.  Until the rule goes into effect, dietary supplement companies must continue to adhere to current good manufacturing practices for food.   Although not required to do so, USANA has always voluntarily manufactured and continues to manufacture our dietary supplement products in accordance with the standards of the FDA’s pharmaceutical model GMPs.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law.  This legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events.  Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions.  Any action of this type by the FDA could materially and adversely affect our ability to successfully market our products.  USANA already has an internal adverse event reporting system that has been in place for several years. Based on our understanding of this new law, we believe we will be required to make some changes to our existing reporting system, none of which we believe will be significant. We expect that the FDA will issue implementing regulations later in 2007.

In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or a comparable agency.  For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia’s TGA.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  These activities are also subject to regulation by various agencies of the countries in which our products are sold.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business.  They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping and reporting requirements, expanded documentation of the properties of certain products, expanded or different labeling, or additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on our business.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ended June 30, 2007.  Purchases of shares of Company common stock made by the Company for each fiscal month during the quarter ended June 30, 2007 are summarized in the following table:

(c) Repurchases

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Apr. 1, 2007 through May 5, 2007
(Fiscal April)	1,075	$43.36	1,075	$28,203

May 6, 2007 through June 2, 2007
(Fiscal May)	539	$39.63	539	$6,844

June 3, 2007 through June 30, 2007
(Fiscal June)	0	$0.00	0	$6,844

	1,614	$42.12	1,614

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At the beginning of the second quarter, the Company had $34,820 remaining under the plan.  As announced in a publicly issued press release on April 10, 2007, the Board of Directors approved an additional $40,000 for share repurchases under the plan.  There currently is no expiration date on the approved repurchase amount.  On July 31, 2007, the Company issued a press release announcing that its board of directors authorized an additional $50 million for share repurchases of its common stock.  Prior to this authorization, USANA had approximately $6.8 million remaining in its share repurchase plan. The $50 million authorization will be in addition to the $6.8 million that was available previously.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on April 18, 2007, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of four directors; and

(2)          Ratification of the Board’s selection of Grant Thornton LLP as our independent certified public accountants of USANA for fiscal year 2007.

A total of 16,740,650 shares (approximately 93%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	16,631,912	108,738
Ronald S. Poelman	15,994,623	746,027
Robert Anciaux	16,400,556	340,094
Jerry G. McClain	16,420,740	319,910

A fifth candidate, Dr. Denis Waitley, withdrew his nomination prior to the meeting in connection with his retirement from the Board of Directors.

2.               For the ratification of the Board’s selection of Grant Thornton LLP as the independent certified public accountants of USANA for fiscal year 2007 as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
16,497,582	237,252	5,815

As previously discussed, Grant Thornton LLP resigned as the Company’s independent certified public accountants on July 10, 2007.  The Company’s Audit Committee is in the process of engaging a new independent certified public accountant and will appoint such firm as soon as practicable.

Item 6.    EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*

10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.4	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.5	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended July 1, 2006)

10.6	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)

10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

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

USANA HEALTH SCIENCES, INC.

Date:	August 9, 2007	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)