Form 10-Q/A
period 2007-06-30
USANA HEALTH SCIENCES INC
filed 2007-10-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of September 28, 2007 was 16,130,889.

USANA HEALTH SCIENCES, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2007

EXPLANATORY NOTE

On August 9, 2007, the Company filed its quarterly report on Form 10-Q for the quarter ended June 30, 2007 (the “Original Report”). The financial statements included in the Original Report had not been reviewed by an independent registered public accounting firm and therefore did not comply with the requirements of Rule 10-01(d) of Regulation S-X. For that reason, certifications by the Company’s Chief Executive and Chief Financial Officers were omitted from the Original Report.

The Company is filing this Amendment No. 1 to the Original Report (“Amendment No. 1”) to include financial statements as of June 30, 2007 that comply with the requirements of Rule 10-01(d) of Regulation S-X.

Accordingly, this Amendment No. 1 also includes as exhibits, currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

In addition, certain disclosures related to Note B – Assets Held for Sale, Note F – Goodwill, Note H – Long Term Debt and Line of Credit, Note K – Segment Information, Note M – Subsequent Events, the introductory information under the heading “General” and the “Liquidity and Capital Resources” section of Part I, Item 2. Management’s Discussion & Analysis, and the final paragraph of Part II, Item 4. Submission of Matters to a Vote of Security Holders have been clarified in this Amendment No. 1.

Except for the amendments identified above, no other items in our Original Report are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the Original Report. Except for the amendments identified above, this Form 10-Q/A does not materially modify or update other disclosures in the Original Report, particularly Item 1 “Legal Proceedings,” Item 1A “Risk Factors,” Item 2 Unregistered Sales of Equity Securities and Use of Proceeds, and Item 4 “Submission of Matters to a Vote of Security Holders,” to reflect events occurring after August 9, 2007, the filing date of the Original Report. Accordingly this Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to August 9, 2007.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2006	June 30, 2007

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$19,904	$23,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,924	2,457
Loss on disposition of property and equipment	8	73
Write-down of assets held for sale	—	25
Equity-based compensation expense	2,152	3,220
Excess tax benefit from equity-based payment arrangements	(832)	(844)
Common stock awarded to Associates	—	47
Deferred income taxes	(721)	(998)
Provision for inventory valuation	1,690	691
Changes in operating assets and liabilities:
Inventories	340	26
Prepaid expenses and other assets	(411)	106
Accounts payable	1,379	(1,371)
Other current liabilities	3,805	6,167
Total adjustments	10,334	9,599
Net cash provided by operating activities	30,238	32,599
Cash flows from investing activities
Receipts on notes receivable	—	60
Increases in notes receivable	—	(65)
Proceeds from the sale of property and equipment	—	23
Purchases of property and equipment	(3,104)	(14,271)
Net cash used in investing activities	(3,104)	(14,253)
Cash flows from financing activities
Proceeds from equity awards exercised	807	2,201
Excess tax benefit from equity-based payment arrangements	832	844
Retirement of common stock	(30,146)	(72,998)
Borrowings on line of credit	—	62,410
Payments on line of credit	—	(27,895)
Net cash used in financing activities	(28,507)	(35,438)
Effect of exchange rate changes on cash and cash equivalents	(33)	(61)
Net decrease in cash and cash equivalents	(1,406)	(17,153)
Cash and cash equivalents, beginning of period	10,579	27,029
Cash and cash equivalents, end of period	$9,173	$9,876
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8	$201
Income taxes	10,491	11,343

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

Reclassification

Revisions relating to net sales and Associate incentives expense have been made to the Company’s financial statements in order to comply with EITF 01-09. Under these guidelines, certain incentives that are offered to our Associates are classified as sales discounts, resulting in a reduction of revenue, with a corresponding reduction to Associate incentives. Net sales and Associate incentives expense numbers reflected throughout this document, for periods prior to December 31, 2006, have been revised accordingly. The impact of these revisions reduced previously reported net sales for the quarter ended July 1, 2006 by 1.6%. These revisions had no effect on our earnings from operations, net earnings, or earnings per share.

Additionally, the presentation for the line of credit in the June 30, 2007 Unaudited Consolidated Statement of Cash Flows has been revised to individually present borrowing and payment activity on the line of credit, rather than summarize the activity on a net basis as previously reported.

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

NOTE B – ASSETS HELD FOR SALE

Consistent with our long-term objectives of focusing on our direct selling business, on June 5, 2007, the Company adopted a plan to discontinue the operations of its third-party contract manufacturing business at its Draper, Utah facility. Accordingly, the Company signed a Letter of Intent to sell certain assets, accounts receivable, and inventory associated with our third-party contract manufacturing segment. The buyer agreed to purchase the assets for $3,260 to be adjusted for changes in inventory levels and accounts receivable as of the closing date of the sale. The carrying amount of current assets held for sale was determined to exceed the agreed upon sales price, and as a result an impairment loss of $25 has been incurred and the assets have been adjusted to fair value less cost to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Any changes to inventory levels or accounts receivable and the corresponding change to impairment loss will be recognized during the third quarter of 2007. The sale of this business was completed on August 10, 2007. The Company will retain assets that are associated with manufacturing and packaging our Sensé skin and beauty care products and will continue to manufacture these products at our Draper, Utah facility. The results of the Contract Manufacturing operations have been classified as discontinued for all periods presented.

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

The following table shows the carrying amount of the assets of the third-party contract manufacturing business as of June 30, 2007, including the write-down impairment adjustment to fair value less cost to sell.

June 30,
2007

Inventory	$1,492
Accounts receivable	1,087
Property, plant and equipment, net of $594 of accumulated depreciation	706
3,285
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

As of June 30, 2007, there was an outstanding balance of $34,515 that was associated with the above line of credit, with a weighted-average interest rate of 6.4%. The Company, therefore, had $5,485 available under the line of credit as of that date. The interest rate under this line of credit is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the agreement. The Company may choose to borrow at the bank’s publicly announced Prime Rate, including a margin adjustment per annum, as specified in the agreement, or, at the option of the Company, loans within the approved commitment may be available in minimum amounts of $100 or more for specific periods, ranging from one to six months at LIBOR, including a margin adjustment as specified in the agreement.

The credit agreement contains restrictive covenants that are based on EBITDA and a specified debt coverage ratio. As of June 30, 2007, the Company was in compliance with these covenants. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank. In addition to the covenants specified in the credit agreement, the pledge agreement contains certain covenants, including a covenant that the Company maintain compliance with the securities laws by filing all reports and other information required to be filed with the SEC. As of June 30, 2007, the Company was in compliance with the covenants in the pledge agreement. Subsequent to June 30, 2007 and prior to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company’s auditor resigned.  On August 9, 2007, the Company filed its Form 10-Q without meeting the requirements of Rule 10-01(d) of Regulation S-X.  As a result, the Company may be deemed to be non-compliant with the covenant in the pledge agreement described above.

In addition, the credit agreement contains a subjective acceleration clause whereas if the Company were to incur a material adverse event the bank may declare any unpaid amounts outstanding on the line of credit to be immediately due and payable.  In accordance with FASB Technical Bulletin 79-3, the Company has classified the outstanding balance on the line of credit as a short term liability on the June 30, 2007 Unaudited Consolidated Balance Sheets due to the inability of the Company to determine the likelihood that the bank might deem the auditor resignation or the circumstances surrounding the resignation of the auditor to be a material adverse event under the terms of the credit agreement and exercise its right to accelerate payment of amounts due under the credit agreement.

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

NOTE J – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of common shares outstanding for each period. Shares that have been repurchased and retired during the specified periods have been included in the calculation of weighted-average shares that are outstanding for the basic earnings per share calculation. Diluted earnings per share are based on shares outstanding (computed under basic EPS) and potentially dilutive shares. Shares included in the diluted earnings per share calculations include equity awards that are in the money but that have not yet been exercised.

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

NOTE K – SEGMENT INFORMATION

USANA is a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent Associates. Prior to the second quarter of 2007, the Company’s operations were reported as two business segments: Direct Selling and Contract Manufacturing. However, due to the planned sale of assets related to the third-party contract manufacturing business, the Company now operates as one reportable business segment, Direct Selling. The third-party Contract Manufacturing business has been reflected as a discontinued operation in the financial statements for all periods presented (see Note B – Assets Held for Sale).

In the table below, selected financial information is further presented in two geographic regions: North America and Asia Pacific. North America includes the United States, Canada, and Mexico. All other entities outside of North America are located within the Asia Pacific region, which includes Australia/New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Malaysia. Profit or loss is based on profit or loss from continuing operations before income taxes.  All intercompany transactions, intercompany profit, currency gains and losses, interest income and expense, and income taxes are excluded in the Company’s presentation of profit or loss. The profitability of each geographic region presented is representative of what is controllable within that region by local management and is not necessarily indicative of the actual profit or loss that is generated by a fully burdened region.

Segment Financial Information

Financial information, presented by geographic region for the quarters ended July 1, 2006 and June 30, 2007, is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings from Continuing Operations before Income Taxes
Quarter ended July 1, 2006:

North America	$61,294	$16,651	$8,297
Asia Pacific	28,400	1,402	8,330
Reportable Segment Total	89,694	18,053	16,627
Unallocated and Other *	—	(18,053)	(607)
Consolidated Total	$89,694	$—	$16,020

	Net Sales from External Customers	Inter-segment Revenues	Earnings from Continuing Operations before Income Taxes
Quarter ended June 30, 2007:

North America	$68,156	$20,563	$8,632
Asia Pacific	39,386	2,691	9,361
Reportable Segment Total	107,542	23,254	17,993
Unallocated and Other *	—	(23,254)	380
Consolidated Total	$107,542	$—	$18,373

*   “Unallocated and Other” includes certain corporate items, assets held for sale, and eliminations that are not allocated to the operating segments.

Financial information, presented by geographic region for the six months ended July 1, 2006 and June 30, 2007, is listed below:

	Net Sales from External Customers	Inter-segment Revenues	Earnings from Continuing Operations before Income Taxes	Total Assets
Six months ended July 1, 2006:

North America	$120,516	$32,666	$17,015	$52,387
Asia Pacific	54,562	2,643	14,100	15,475
Reportable Segment Total	175,078	35,309	31,115	67,862
Unallocated and Other *	—	(35,309)	37	2,428
Consolidated Total	$175,078	$—	$31,152	$70,290

	Net Sales from External Customers	Inter-segment Revenues	Earnings from Continuing Operations before Income Taxes	Total Assets
Six months ended June 30, 2007:

North America	$132,709	$39,121	$18,925	$64,827
Asia Pacific	75,511	4,581	17,663	26,890
Reportable Segment Total	208,220	43,702	36,588	91,717
Unallocated and Other *	—	(43,702)	368	4,251
Consolidated Total	$208,220	$—	$36,956	$95,968

*   “Unallocated and Other” includes certain corporate items, assets held for sale, and eliminations that are not allocated to the operating segments.

The following table provides further net sales information on markets that represent five percent or more of net sales:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Net sales:
United States	$39,250	$43,433	$77,718	$85,493
Canada	17,721	18,965	34,422	36,106
Australia/New Zealand	12,104	14,630	23,204	27,656
Hong Kong	**	6,220	**	11,853
Taiwan	4,978	5,411	9,917	11,663
Mexico	**	5,758	**	11,110

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on December 31, 2006. The implementation of FIN 48 did not result in a material change to the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$1,523
Additions based on tax positions related to the current year	72
Additions for tax positions of prior years	61
Settlements/lapse of statute	(9)
Balance at June 30, 2007	$1,647

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

Presentation

The selected consolidated financial data set forth in this report includes revisions that result in a reduction to both net sales and Associate incentives for the quarter and six months ended July 1, 2006, but does not impact earnings from operations, net earnings, or earnings per share. These revisions are discussed further under the title “Reclassification” in the Notes to the Unaudited Consolidated Financial Statements that are contained in this report.

Additionally, the presentation for the line of credit in the June 30, 2007 Unaudited Consolidated Statement of Cash Flows has been revised to individually present borrowing and payment activity on the line of credit, rather than summarize the activity on a net basis as previously reported.

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

As discussed more fully in Note K – Segment Information, we previously reported two segments: Direct Selling and Contract Manufacturing. The Direct Selling segment is our principal line of business: developing, manufacturing, and distributing nutritional and personal care products through a network marketing system. The Contract Manufacturing segment consisted of manufacturing and packaging the Company’s Sensé™ product line of skin and personal care products, as well as contract manufacturing services provided to a limited number of third-party customers. Assets relating to our third-party business, which make up the majority of the Contract Manufacturing segment, were held for sale as of June 30, 2007 and were subsequently sold in July 2007, as discussed more fully in Note B – Assets Held for Sale. As such, these operations have been classified as discontinued in the financial statements. Our financial results have been adjusted to reflect the reclassification of these third party sales and related expenses to discontinued operations for both the current and the prior year. We will retain the assets that are associated with manufacturing and packaging our Sensé skin and beauty care products and we will continue to manufacture these products at our current facility in Draper, Utah. However, due to the sale of assets related to the third-party contract manufacturing business, we now operate as one reportable business segment, Direct Selling.

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

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines for the specified six-month periods:

	Sales By Product Line Six Months Ended
Product Line	July 1, 2006	June 30, 2007
USANA® Nutritionals
Essentials *	38%	36%
Optimizers	33%	36%
Macro Optimizers	14%	14%
Sensé – beautiful science®	12%	10%
All Other	3%	4%

* The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following table highlights sales data for our top-selling products as a percentage of product sales for the specified six-month periods:

	Six Months Ended
	July 1, 2006	June 30, 2007
USANA® Essentials	22%	21%
HealthPak 100 ™	14%	13%
Proflavanol®	9%	10%

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

The following tables summarize the changes in active customer counts by region and market as of the dates indicated:

Active Associates By Region and Market

(rounded to the nearest thousand)

Region / Market	As of July 1, 2006		As of June 30, 2007		Change from Prior Year	Percent Change
North America
United States	57,000	40.1%	63,000	35.4%	6,000	10.5%
Canada	23,000	16.2%	27,000	15.2%	4,000	17.4%
Mexico	10,000	7.1%	14,000	7.9%	4,000	40.0%
North America Total	90,000	63.4%	104,000	58.5%	14,000	15.6%

Asia Pacific
Australia-New Zealand	18,000	12.7%	21,000	11.8%	3,000	16.7%
Hong Kong	6,000	4.2%	13,000	7.3%	7,000	116.7%
Japan	4,000	2.8%	4,000	2.2%	—	0.0%
Taiwan	13,000	9.2%	15,000	8.4%	2,000	15.4%
South Korea	2,000	1.4%	2,000	1.1%	—	0.0%
Singapore	9,000	6.3%	8,000	4.5%	(1,000)	(11.1)%
Malaysia	—	0.0%	11,000	6.2%	11,000	N/A
Asia Pacific Total	52,000	36.6%	74,000	41.5%	22,000	42.3%
Total	142,000	100.0%	178,000	100.0%	36,000	25.4%

Active Preferred Customers By Region and Market

(rounded to the nearest thousand)

Region / Market	As of July 1, 2006		As of June 30, 2007		Change from Prior Year	Percent Change
North America
United States	48,000	64.0%	51,000	64.6%	3,000	6.3%
Canada	18,000	24.0%	18,000	22.8%	—	0.0%
Mexico	2,000	2.7%	2,000	2.5%	—	0.0%
North America Total	68,000	90.7%	71,000	89.9%	3,000	4.4%

Asia Pacific
Australia-New Zealand	6,000	8.0%	6,000	7.5%	—	0.0%
Hong Kong	**	0.0%	1,000	1.3%	1,000	N/A
Japan	1,000	1.3%	1,000	1.3%	—	0.0%
Taiwan	**	0.0%	**	0.0%	—	N/A
South Korea	**	0.0%	**	0.0%	—	N/A
Singapore	**	0.0%	**	0.0%	—	N/A
Malaysia	—	0.0%	**	0.0%	—	N/A
Asia Pacific Total	7,000	9.3%	8,000	10.1%	1,000	14.3%
Total	75,000	100.0%	79,000	100.0%	4,000	5.3%

** Active Preferred Customer count was less than 500.

Total Active Customers By Region and Market
(rounded to the nearest thousand)

Region / Market	As of July 1, 2006		As of June 30, 2007		Change from Prior Year	Percent Change

North America
United States	105,000	48.4%	114,000	44.4%	9,000	8.6%
Canada	41,000	18.9%	45,000	17.5%	4,000	9.8%
Mexico	12,000	5.5%	16,000	6.2%	4,000	33.3%
North America Total	158,000	72.8%	175,000	68.1%	17,000	10.8%

Asia Pacific
Australia-New Zealand	24,000	11.1%	27,000	10.5%	3,000	12.5%
Hong Kong	6,000	2.8%	14,000	5.4%	8,000	133.3%
Japan	5,000	2.3%	5,000	2.0%	—	0.0%
Taiwan	13,000	6.0%	15,000	5.8%	2,000	15.4%
South Korea	2,000	0.9%	2,000	0.8%	—	0.0%
Singapore	9,000	4.1%	8,000	3.1%	(1,000)	(11.1)%
Malaysia	—	0.0%	11,000	4.3%	11,000	N/A
Asia Pacific Total	59,000	27.2%	82,000	31.9%	23,000	39.0%
Total	217,000	100.0%	257,000	100.0%	40,000	18.4%

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

Discontinued Operations.   We reported a net loss from discontinued operations of $207 thousand for the six months ended June 30, 2007 compared to a net loss from discontinued operations of $413 thousand for the six months ended July 1, 2006.  These amounts reported for discontinued operations relate directly to the third-party contract manufacturing business.  For more information regarding the planned sale of these assets and discontinued operations, see Note B – Assets Held For Sale to the Consolidated Financial Statements.

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

During the first quarter of 2007, we completed the purchase of a facility in Sydney, Australia for $6.0 million, of which $968 thousand was paid in 2006, with the remaining amount paid during the first quarter of 2007. We expect to move our Australian operations to this new facility in early 2008. Our existing facility lease expires in October 2007, and we intend to extend this lease on a month-to-month basis until we are able to move our operations to this new facility. We estimate that we will spend an additional $5.8 million on the remodel and fit-out of this facility during 2007 and early 2008.

During the quarter ended June 30, 2007, our $25 million credit facility was amended, increasing our line of credit to $40 million. Our balance on this line of credit as of June 30, 2007 was $34.5 million, which was primarily due to our share repurchase activity during the second quarter of 2007, as well as to our facility expansions at our corporate headquarters in Salt Lake City, Utah and in Sydney, Australia.

This credit facility contains certain restrictive covenants, including an EBITDA covenant, which was modified by the recent amendment, and a debt coverage ratio covenant.  As of June 30, 2007, we were in compliance with the covenants in the pledge agreement.  The credit facility also contains a subjective acceleration clause which would allow the bank to declare any unpaid amounts outstanding on the line of credit to be immediately due and payable if we were to experience a “material adverse event” as defined in the credit facility.  As of June 30, 2007, we were in compliance with these covenants.  The line of credit is secured by the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The pledge agreement also contains certain covenants, including a covenant that we maintain compliance with the securities laws by filing all reports and other information required to be filed with the SEC.  However, on July 10, 2007, our auditor resigned and, as a result of such resignation, our Form 10-Q, as originally filed on August 9, 2007, did not meet the requirements of Rule 10-01(d) of Regulation S-X.  As a result, we may be deemed to be non-compliant with the covenant in the pledge agreement described above.  In addition, we do not know the likelihood that the bank would consider the resignation of our auditor or the events surrounding such resignation to be a material adverse event under the credit facility.  Consequently, no assurance can be given that the bank will not declare any unpaid amounts outstanding on the line of credit to be immediately due and payable.

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

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended			Six Months Ended
	July 1, 2006		June 30, 2007	July 1, 2006		June 30, 2007
Canadian Dollar	1.12		1.10	1.14		1.13
Australian Dollar	1.34		1.20	1.35		1.24
New Zealand Dollar	1.60		1.35	1.55		1.39
Hong Kong Dollar	7.76		7.82	7.76		7.81
Japanese Yen	114.29		120.77	115.57		120.04
New Taiwan Dollar	32.17		33.13	32.24		33.02
Korean Won	949.37		928.88	962.55		933.91
Singapore Dollar	1.59		1.52	1.61		1.53
Mexican Peso	11.18		10.88	10.89		10.95
Chinese Yuan	8.01		7.68	8.03		7.72
Malaysian Ringitt		*	3.43		*	3.46

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ended June 30, 2007. Purchases of shares of Company common stock made by the Company for each fiscal month during the quarter ended June 30, 2007 are summarized in the following table:

(c) Repurchases

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*

Apr. 1, 2007 through May 5, 2007	1,075	$43.36	1,075	$28,203
(Fiscal April)

May 6, 2007 through June 2, 2007	539	$39.63	539	$6,844
(Fiscal May)

June 3, 2007 through June 30, 2007	0	$0.00	0	$6,844
(Fiscal June)
	1,614	$42.12	1,614

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At the beginning of the second quarter, the Company had $34,820 remaining under the plan. As announced in a publicly issued press release on April 10, 2007, the Board of Directors approved an additional $40,000 for share repurchases under the plan. There currently is no expiration date on the approved repurchase amount. On July 31, 2007, the Company issued a press release announcing that its board of directors authorized an additional $50,000 for share repurchases of its common stock. Prior to this authorization, USANA had approximately $6,800 remaining in its share repurchase plan. The $50,000 authorization will be in addition to the $6,800 that was available previously.

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

The Company previously disclosed that Grant Thornton LLP resigned as the Company’s independent certified public accountants on July 10, 2007. On September 4, 2007, the Company filed a Form 8-K announcing that it had engaged PricewaterhouseCoopers, LLP (“PwC”) as its new independent registered public accounting firm for the fiscal year ending December 29, 2007. The decision to appoint PwC was made and approved by the Audit Committee of the Board of Directors.

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

USANA HEALTH SCIENCES, INC.

Date: October 10, 2007	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Chief Financial Officer (Principal Financial and Accounting Officer)