Form 10-Q
period 2007-09-29
USANA HEALTH SCIENCES INC
filed 2007-11-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2007 was 16,135,889.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30,	September 29,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,029	$11,718
Inventories	22,483	21,058
Prepaid expenses and other current assets	8,908	10,379
Deferred income taxes	2,195	2,462

Total current assets	60,615	45,617

Property and equipment, net	30,323	45,838

Goodwill	5,690	5,690

Other assets	3,374	4,503
	$100,002	$101,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,241	$7,910
Other current liabilities	29,564	32,507

Total current liabilities	39,805	40,417

Line of credit	—	34,625

Other long-term liabilities	—	1,673

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 17,859 as of December 30, 2006 and 16,130 as of September 29, 2007	18	16
Additional paid-in capital	15,573	4,831
Retained earnings	44,251	19,049
Accumulated other comprehensive income	355	1,037

Total stockholders’ equity	60,197	24,933

	$100,002	$101,648

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,	September 29,
	2006	2007

Net sales	$91,967	$106,181

Cost of sales	20,274	21,960

Gross profit	71,693	84,221

Operating expenses:
Associate incentives	36,994	43,021
Selling, general and administrative	17,798	23,053
Research and development	830	864

Total operating expenses	55,622	66,938

Earnings from operations	16,071	17,283

Other income (expense):
Interest income	141	53
Interest expense	—	(576)
Other, net	(76)	253

Other income (expense), net	65	(270)

Earnings from continuing operations before income taxes	16,136	17,013

Income taxes	5,698	5,350

Income from continuing operations	10,438	11,663

Loss from discontinued operations, net of tax benefit	(215)	(405)

Net earnings	$10,223	$11,258

Earnings per common share
Basic
Continuing operations	$0.59	$0.72
Discontinued operations	(0.02)	(0.02)

Net earnings	$0.57	$0.70

Diluted
Continuing operations	$0.56	$0.70
Discontinued operations	(0.01)	(0.02)

Net earnings	$0.55	$0.68

Weighted average common shares outstanding
Basic	17,780	16,173
Diluted	18,486	16,613

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	September 30,	September 29,
	2006	2007

Net sales	$267,045	$314,401

Cost of sales	57,971	64,989

Gross profit	209,074	249,412

Operating expenses:
Associate incentives	107,025	125,850
Selling, general and administrative	53,198	67,085
Research and development	2,259	2,696

Total operating expenses	162,482	195,631

Earnings from operations	46,592	53,781

Other income (expense):
Interest income	446	447
Interest expense	(4)	(985)
Other, net	254	726

Other income, net	696	188

Earnings from continuing operations before income taxes	47,288	53,969

Income taxes	16,533	19,099

Income from continuing operations	30,755	34,870

Loss from discontinued operations, net of tax benefit	(628)	(612)

Net earnings	$30,127	$34,258

Earnings per common share
Basic
Continuing operations	$1.70	$2.06
Discontinued operations	(0.04)	(0.04)

Net earnings	$1.66	$2.02

Diluted
Continuing operations	$1.63	$2.00
Discontinued operations	(0.03)	(0.03)

Net earnings	$1.60	$1.97

Weighted average common shares outstanding
Basic	18,130	16,926
Diluted	18,830	17,413

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2006 and September 29, 2007

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Nine Months Ended September 30, 2006

Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738

Comprehensive income
Net earnings	—	—	—	30,127	—	30,127
Foreign currency translation adjustment, net	—	—	—	—	(20)	(20)

Comprehensive income						30,107

Common stock retired	(868)	(1)	(6,367)	(26,737)	—	(33,105)

Common stock awarded to Associates	2	1	100	—	—	101

Equity-based compensation expense	—	—	3,468	—	—	3,468

Common stock issued under equity-based award plan, including tax benefit of $3,090	334	—	5,634	—	—	5,634

Balance at September 30, 2006	17,811	$18	$11,996	$39,110	$819	$51,943

For the Nine Months Ended September 29, 2007

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

Comprehensive income
Net earnings	—	—	—	34,258	—	34,258
Foreign currency translation adjustment, net	—	—	—	—	682	682

Comprehensive income						34,940

Common stock retired	(1,892)	(2)	(20,118)	(59,460)	—	(79,580)

Common stock awarded to Associates	1		47			47

Equity-based compensation expense	—	—	4,786	—	—	4,786

Common stock issued under equity-based award plan, including tax benefit of $1,458	162	—	4,543	—	—	4,543

Balance at September 29, 2007	16,130	$16	$4,831	$19,049	$1,037	$24,933

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	September 29,
	2006	2007

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$30,127	$34,258
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,249	3,599
(Gain) loss on disposition of property and equipment	(2)	59
Equity-based compensation expense	3,468	4,786
Excess tax benefit from equity-based payment arrangements	(2,109)	(1,071)
Common stock awarded to Associates	101	47
Deferred income taxes	(1,309)	(1,140)
Provision for inventory valuation	1,813	973
Changes in operating assets and liabilities:
Inventories	(1,897)	1,515
Prepaid expenses and other assets	(544)	(1,640)
Accounts payable	3,953	(2,443)
Other current liabilities	7,189	5,199

Total adjustments	14,912	9,884

Net cash provided by operating activities	45,039	44,142

Cash flows from investing activities
Receipts on notes receivable	—	91
Increases in notes receivable	—	(667)
Proceeds from the sale of property and equipment	17	769
Purchases of property and equipment	(6,278)	(19,008)

Net cash used in investing activities	(6,261)	(18,815)

Cash flows from financing activities
Proceeds from equity awards exercised	2,544	3,085
Excess tax benefit from equity-based payment arrangements	2,109	1,071
Retirement of common stock	(33,105)	(79,580)
Borrowings on line of credit	—	97,043
Payments on line of credit	—	(62,418)

Net cash used in financing activities	(28,452)	(40,799)

Effect of exchange rate changes on cash and cash equivalents	72	161

Net increase (decrease) in cash and cash equivalents	10,398	(15,311)

Cash and cash equivalents, beginning of period	10,579	27,029

Cash and cash equivalents, end of period	$20,977	$11,718

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5	$964
Income taxes	15,788	19,472

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company’s financial position as of September 29, 2007, and results of operations for the quarters and nine months ended September 30, 2006 and September 29, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The results of operations for the quarter ended September 29, 2007 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2007.

Revisions

Revisions relating to net sales and Associate incentives expense have been made to the Company’s financial statements in order to comply with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Under these guidelines, certain incentives that are offered to our Associates are classified as sales discounts, resulting in a reduction of revenue, with a corresponding reduction to Associate incentives. Net sales and Associate incentives expense numbers reflected throughout this document for periods prior to December 31, 2006, have been revised accordingly. The impact of these revisions reduced previously reported net sales for the quarter ended September 30, 2006 by 1.6%. These revisions had no effect on our earnings from operations, net earnings, or earnings per share.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has evaluated SFAS No. 157 and has determined that it will not have a material impact on its Consolidated Financial Statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. The Company has evaluated SFAS No. 159 and has determined that it will not have a material impact on its Consolidated Financial Statements.

On June 27, 2007, the FASB ratified the EITF consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which calls for nonrefundable advance payments for goods or services that are to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or the related services are performed, at which point the amounts are to be recognized as an expense.  EITF 07-3 is effective for fiscal periods beginning after December 15, 2007.  The Company has evaluated its research and development contracts in regard to this new pronouncement and has determined that the effect of this consensus will not have a material impact on its financial statements.

NOTE A – EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to awards vested under the current and previous plans utilized by the Company, together with the related tax benefit recognized in earnings for the quarters and nine months ended September 30, 2006, and September 29, 2007, are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Cost of sales	$145	$181	$415	$496
Selling, general and administrative	1,033	1,315	2,670	3,927
Research and development	138	70	383	363

	1,316	1,566	3,468	4,786
Related tax benefit	446	542	1,094	1,647

Net equity-based compensation expense	$870	$1,024	$2,374	$3,139

The following table shows the remaining unrecognized compensation expense on a pre-tax basis that is related to all types of equity awards that were outstanding as of September 29, 2007. This table does not include an estimate for future grants that may be issued.

Remainder of 2007	$1,511
2008	5,746
2009	3,853
2010	3,393
2011	1,960
Thereafter	418
$16,881

The weighted-average period over which the expense above will be recognized is 2.3 years.

During 2006 and the first nine months of 2007, the Company continued to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. Expected volatility is calculated by averaging the historical volatility of the Company and a peer group index. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Due to the “plain vanilla” characteristics of the Company’s equity awards, the “simplified method,” as permitted by the guidance in Staff Accounting Bulletin No. 107, has been used to determine expected life.

Weighted-average assumptions used to calculate the fair value of awards that have been granted during the periods ended as of the dates indicated are included in the table below. Deferred stock units are full-value shares at the date of grant and have been excluded.

	Quarter Ended			Nine Months Ended
	September 30,	September 29,		September 30,	September 29,
	2006	2007		2006	2007

Expected volatility	57.04%		*	57.04%	41.88%
Risk-free interest rate	5.04%		*	4.81%	4.59%
Expected life	4.3 yrs.		*	4.1 yrs.	4.2 yrs.
Expected dividend yield	—		*	—	—
Grant price	$36.73		*	$38.00	$42.10

*There were no equity awards granted during the quarter ended September 29, 2007.

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the nine months ended September 29, 2007 is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 30, 2006	1,720	$27.15	5.8	$42,172
Granted	449	$42.10
Exercised	(162)	$19.01
Canceled or expired	(90)	$35.06

Outstanding at September 29, 2007	1,917	$30.97	5.1	$25,122

Exercisable at September 29, 2007	848	$22.60	5.7	$17,973

*                      Aggregate intrinsic value is defined as the difference between the current market value at period end and the exercise price of awards that were in-the-money and is estimated using the closing price of the Company’s common stock on the last trading day of the period.

The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted during the nine-month periods ended September 30, 2006, and September 29, 2007 was $18.74 and $16.79, respectively. The total intrinsic value of awards that were exercised during the nine-month periods ended September 30, 2006 and September 29, 2007, was $11,313 and $5,734, respectively.

A summary of the Company’s deferred stock unit activity for the nine months ended September 29, 2007 is as follows:

	Shares	Weighted- average fair value
Non-vested at December 30, 2006	1	$37.60
Granted	3	$40.59
Vested	(2)	$39.54
Canceled or expired	—	$—

Non-vested at September 29, 2007	2	$40.59

The total fair value of awards that vested during the nine month periods ending September 30, 2006 and September 29, 2007, was $3,274 and $5,181, respectively. This total fair value included equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE B – DISCONTINUED OPERATIONS

On August 10, 2007, the Company completed the sale of certain assets of its third-party contract manufacturing business for total cash proceeds of $3,444. The assets sold consisted of accounts receivable, inventories, and property and equipment. The Company will retain assets that are associated with manufacturing and packaging its Sensé™ skin and beauty care products and will continue to manufacture these products at its Draper, Utah facility. The results of the third-party contract manufacturing operations have been classified as “discontinued” for all periods presented.

The Company’s sales reported in discontinued operations for the quarter and nine months ended September 30, 2006 were $1,731 and $7,364, respectively, and for the quarter and nine months ended September 29, 2007 were $706 and $4,460, respectively.

The following table shows the composition of discontinued operations on the Consolidated Statement of Earnings for the quarter and nine months ended September 30, 2006 and September 29, 2007.

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Loss from discontinued operations	$(331)	$(608)	$(965)	$(938)
Loss from disposal	—	(17)	—	(17)

	(331)	(625)	(965)	(955)
Income tax benefit	(116)	(220)	(337)	(343)

Loss from discontinued operations (net of tax benefit)	$(215)	$(405)	$(628)	$(612)

                The following table is a summary of the assets sold as initially valued at June 30, 2007 and as finally recorded on the closing date of August 10, 2007.

	June 30,	August 10,
	2007	2007

Inventory	$1,492	$1,669
Accounts receivable	1,087	1,086
Property, plant and equipment, net of $594 of accumulated depreciation	706	706

Net assets of discontinued operations	$3,285	$3,461

NOTE C – INVENTORIES

Inventories consist of the following:

	December 30,	September 29,
	2006	2007

Raw materials	$8,073	$5,480
Work in progress	4,227	4,407
Finished goods	10,183	11,171
	$22,483	$21,058

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 30,	September 29,
	2006	2007

Prepaid expenses	$2,150	$1,411
Miscellaneous receivables, net	5,082	6,407
Other current assets	1,676	2,561
	$8,908	$10,379

NOTE E – PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		December 30,	September 29,
	Years	2006	2007

Buildings	40	$10,682	$14,195
Laboratory and production equipment	5-7	10,863	10,693
Sound and video library	5	600	600
Computer equipment and software	3-5	23,365	24,138
Furniture and fixtures	3-5	2,719	2,854
Automobiles	3-5	242	187
Leasehold improvements	3-5	2,834	3,125
Land improvements	15	931	1,453

		52,236	57,245

Less accumulated depreciation and amortization		33,330	35,625

		18,906	21,620

Land		2,070	2,077

Deposits and projects in process		9,347	22,141

		$30,323	$45,838

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30,	September 29,
	2006	2007

Associate incentives	$5,793	$5,875
Accrued employee compensation	7,022	8,070
Income taxes	3,095	2,112
Sales taxes	4,031	4,231
Associate promotions	711	407
Deferred revenue	3,092	4,315
Provision for returns and allowances	947	1,005
All other	4,873	6,492

	$29,564	$32,507

NOTE G – LONG TERM DEBT AND LINE OF CREDIT

The Company currently maintains a $40,000 revolving line of credit with a maturity date of May 30, 2011. As of September 29, 2007, there was an outstanding balance of $34,625 that was associated with the above line of credit, with a weighted-average interest rate of 6.6%. The Company, therefore, had $5,375 available under the line of credit as of that date. The interest rate under this line of credit is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the agreement.

NOTE H – COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions, and complaints. In March and April 2007, three shareholder class action complaints were filed against the Company and certain of its executive officers. On October 17, 2007 these three cases were consolidated into one action. In June 2007, two former Company Associates filed a class action lawsuit against the Company. In September 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors. The derivative complaint, which names the Company as a nominal defendant but is asserted on the Company’s behalf, contains allegations similar to those asserted in the shareholder class action lawsuits described above and asserts that, as a result of such allegations, the defendant directors and officers breached their fiduciary duties of good faith and loyalty to the Company and were unjustly enriched. The Company believes that the claims in each of the foregoing lawsuits are without merit and plans to vigorously defend against these claims. The potential loss or range of loss that could arise from these complaints is not estimable at this time. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

NOTE I – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of common shares outstanding for each period. Shares that have been repurchased and retired during the specified periods have been included in the calculation of weighted-average shares that are outstanding for the basic earnings per share calculation. Diluted earnings per share are based on common shares outstanding (computed under basic EPS) and potentially dilutive shares. Shares included in the diluted earnings per share calculations include equity awards that are in-the-money but that have not yet been exercised.

	For the Quarter Ended
	September 30,	September 29,
	2006	2007
Earnings from continuing operations available to common shareholders	$10,438	$11,663
Loss from discontinued operations available to common shareholders	(215)	(405)

Net earnings available to common shareholders	$10,223	$11,258

Basic EPS

Shares
Common shares outstanding entire period	18,343	17,859
Weighted-average common shares:
Issued during period	263	130
Canceled during period	(826)	(1,816)

Weighted-average common shares outstanding during period	17,780	16,173

Earnings per common share from continuing operations - basic	$0.59	$0.72
Loss per common share from discontinued operations - basic	(0.02)	(0.02)

Earnings per common share from net earnings - basic	$0.57	$0.70

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	17,780	16,173
Dilutive effect of equity awards	706	440

Weighted-average shares outstanding during period - diluted	18,486	16,613

Earnings per common share from continuing operations - diluted	$0.56	$0.70
Loss per common share from discontinued operations - diluted	(0.01)	(0.02)

Earnings per common share from net earnings - diluted	$0.55	$0.68

Equity awards for 16 and 48 shares of stock were not included in the computation of EPS for the quarters ended September 30, 2006 and September 29, 2007, respectively, due to their exercise prices being greater than the average market price of the shares during those periods.

	For the Nine Months Ended
	September 30,	September 29,
	2006	2007
Earnings from continuing operations available to common shareholders	$30,755	$34,870
Loss from discontinued operations available to common shareholders	(628)	(612)

Net earnings available to common shareholders	$30,127	$34,258

Basic EPS

Shares
Common shares outstanding entire period	18,343	17,859
Weighted-average common shares:
Issued during period	184	100
Canceled during period	(397)	(1,033)

Weighted-average common shares outstanding during period	18,130	16,926

Earnings per common share from continuing operations - basic	$1.70	$2.06
Loss per common share from discontinued operations - basic	(0.04)	(0.04)

Earnings per common share from net earnings - basic	$1.66	$2.02

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	18,130	16,926
Dilutive effect of equity awards	700	487

Weighted-average shares outstanding during period - diluted	18,830	17,413

Earnings per common share from continuing operations - diluted	$1.63	$2.00
Loss per common share from discontinued operations - diluted	(0.03)	(0.03)

Earnings per common share from net earnings - diluted	$1.60	$1.97

Equity awards for 218 and 28 shares of stock were not included in the computation of EPS for the nine months ended September 30, 2006 and September 29, 2007, respectively, due to their exercise prices being greater than the average market price of the shares during those periods.

During the nine months ended September 30, 2006, and September 29, 2007, the Company expended $33,105 and $79,580 to purchase 868 and 1,892 shares, respectively, under the Company’s share repurchase plan. The purchase of shares under this plan reduces the number of shares issued and outstanding in the above calculations.

NOTE J – SEGMENT INFORMATION

USANA operates in one reportable business segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global seamless network marketing system of independent Associates. The Company manages its business primarily by managing its worldwide Associate base. Resources are allocated to markets for the purpose of developing an infrastructure that supports the Associate base and related sales. The Company does not use profitability reports on a regional or market basis for making business decisions. Performance for a region or market is primarily evaluated based on sales. In the table below, selected financial information is further presented in two geographic regions: North America and Asia Pacific. North America includes the United States, Canada, and Mexico. All other entities outside of North America are located within the Asia Pacific region, which includes Australia/New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Malaysia.

Segment Financial Information

Financial information, presented by geographic region for the quarters and nine months ended September 30, 2006 and September 29, 2007, is listed below:

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Net Sales to External Customers
North America	$60,502	$66,619	$181,018	$199,328
Asia Pacific	31,465	39,562	86,027	115,073
Consolidated Total	$91,967	$106,181	$267,045	$314,401

Total Assets
North America	$72,373	$73,305	$72,373	$73,305
Asia Pacific	14,452	28,343	14,452	28,343
Consolidated Total	$86,825	$101,648	$86,825	$101,648

The following table provides further net sales information on markets that represent ten percent or more of net sales:

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Net sales:
United States	$39,425	$42,455	$117,143	$127,948
Canada	16,574	18,792	50,996	54,898
Australia/New Zealand	12,297	14,163	35,501	41,819

Due to the centralized structure of our manufacturing operations and our corporate headquarters in the United States, a significant concentration of assets exists in this market.  Long-lived assets in the United States as of September 30, 2006 and September 29, 2007 totaled $28,129 and $42,051, respectively.

NOTE K – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2003. One notable exception is in Canada where the applicable federal statute of limitations is open back to 1998.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on December 31, 2006. The implementation of FIN 48 did not result in a material change to the Company’s previous liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2006	$1,523

Additions based on tax positions related to the current year	223

Additions for tax positions of prior years	285

Settlements	(9)

Lapse of statute	(439)

Balance at September 29, 2007	$1,583

The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $528 could be recognized within the next twelve months due to the lapse of the applicable statute of limitations. Recognition of these uncertain tax positions or any uncertain tax position that is included in the September 29, 2007 balance will result in an adjustment to the Company’s effective tax rate. The Company has determined that all material, temporary differences can be fully recognized for FIN 48 purposes.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes. In the first nine months of 2007, the Company recognized $82 in interest and penalties, compared to $56 in the first nine months of 2006. The Company has accrued $179 and $340 for the payment of interest and penalties at the end of the first nine months of 2006 and 2007, respectively.

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

Presentation

The selected consolidated financial data set forth in this report includes revisions that result in a reduction to both net sales and Associate incentives for the quarter and for the nine months ended September 30, 2006, but does not impact earnings from operations, net earnings, or earnings per share. These changes are discussed further under the title “Revisions” in the Notes to the Unaudited Consolidated Financial Statements that are contained in this report.

Additionally, due to the sale of certain assets related to the third-party contract manufacturing business, we now operate as one reportable business segment, Direct Selling. Our financial results have been adjusted to reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to discontinued operations for all periods presented. Further information on the sale of certain assets related to the third-party contract manufacturing business can be found in Note B — Discontinued Operations.

General

USANA develops and manufactures high-quality nutritional and personal care products. We market our products on the basis of high levels of bioavailability, safety, and quality. We distribute our products through a network marketing system, using independent distributors, whom we refer to as “Associates.”  As of September 29, 2007, we had approximately 180,000 active Associates worldwide. We also sell products directly to “Preferred Customers,” who purchase our products for personal use only and who are not permitted to resell or distribute our products. As of September 29, 2007, we had approximately 79,000 active Preferred Customers worldwide. The majority of sales come from Associates. For the nine months ended September 29, 2007, sales to Associates accounted for approximately 87.3% of net sales. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We consider our high-quality products, compact product lines, rewarding compensation plan, distributor support, and weekly Associate incentive payments to be attractive components of the USANA network marketing system. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those who are seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. Our Associates, who are also dedicated consumers of our products, are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell our products. To support our Associates, we regularly sponsor meetings and events, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and the USANA management team. We also provide low-cost sales tools, such as brochures, magazines, and DVDs, which we believe are integral to our Associates’ building and maintaining a successful home-based business.

Our primary product lines consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé). The USANA Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers. Additionally, we offer combination packs, which generally contain a variety of products from each product line.

USANA® Nutritionals.

The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group. To help meet the “essential” nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take, chewable tablet for children 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents 12 to 18 years old. USANA® Essentials for adults consists of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly bioavailable forms. The USANA® Essentials are also a part of the HealthPak 100™, a convenient pillow pack that also includes some key Optimizers. Additionally, during the third quarter of 2007, we introduced a new product concept called MyHealthPak™. This concept offers a fully customizable packaging system for our supplement products that allows customers to create their own personalized selection of our full line of nutritional supplements in a pillow pack similar to our HealthPak 100 product.

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

Sensé - beautiful science®

The Sensé™ product line includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are manufactured with our patented self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

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

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines for the specified nine-month periods:

	Sales By Product Line
	Nine Months Ended
	September 30,	September 29,
Product Line	2006	2007
USANA® Nutritionals
Essentials *	38%	36%
Optimizers	34%	37%
Macro Optimizers	13%	13%
Sensé – beautiful science®	11%	10%
All Other	4%	4%

* The Essentials category under the USANA® Nutritionals product line includes USANA® Essentials, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

The following table highlights sales data for our top-selling products as a percentage of product sales for the specified nine-month periods:

	Nine Months Ended
	September 30,	September 29,
	2006	2007
USANA® Essentials	21%	20%
HealthPak 100 ™	14%	13%
Proflavanol®	9%	10%

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

Results of Operations

Summary of Financial Results and Recent Developments

We continued to experience year-over-year growth during the quarter and nine months ended September 29, 2007, with net sales increasing 15.5% and 17.7%, respectively. Excluding the impact of changes in foreign currency, net sales increased 12.1% and 15.6%, respectively, for the third quarter and first nine months of 2007. As is typical with our business, overall sales growth can primarily be attributed to an increase in the number of our active Associates who purchased our products, either for personal consumption or for resale. Also, in January 2007 we began operations in Malaysia, which contributed $4.9 million to net sales for the quarter, and $12.6 million for the nine months ended September 29, 2007. Excluding sales generated in Malaysia, net sales grew 10.1%, and 13.0% over the same periods of the prior year. The third quarter of each year has historically been our softest in terms of sales growth. The summer vacation season in the Northern Hemisphere, along with the anticipation of new products to be introduced at our International Convention during the third quarter of each year, both contribute to the softness in our business during the third quarter.

Income from continuing operations increased 11.7% and 13.4%, respectively, for the quarter and nine months ended September 29, 2007. This increase can be attributed in most part to increased net sales and improved gross profit margin, offset partially by higher operating costs.

One of the key highlights of the current year quarter was our 15th annual International Convention held in Salt Lake City, Utah. At the Convention, we introduced MyHealthPak™, a new, fully customizable packaging system for our supplement products that allows customers to create their own personalized selection of our line of nutritional supplements in daily AM and PM pillow packs. MyHealthPak is currently available only to U.S. and Canadian customers. Since this is simply a new packaging system of the products that many customers currently consume, we expect the sales of this product to increase gradually as customers work through their existing supplies.

Also during the third quarter we completed the sale of certain assets of our third-party contract manufacturing business, which resulted in operations for the Contract Manufacturing segment being discontinued. We have retained the assets that are associated with manufacturing and packaging our Sensé™ skin and beauty care products and will continue to manufacture these products. This sale is consistent with our long-term objectives of focusing on our direct selling business.

Quarters Ended September 30, 2006 and September 29, 2007

Net Sales. Net sales increased 15.5% to $106.2 million for the quarter ended September 29, 2007, an increase of $14.2 million from $92.0 million for the comparable quarter in 2006. The following table summarizes the changes in net sales by region and market for the fiscal quarters ended September 30, 2006 and September 29, 2007:

	Sales By Region and Market (in thousands)
	Quarter Ended				Change from	Percent
Region / Market	September 30, 2006		September 29, 2007		Prior Year	Change

North America
United States	$39,425	42.9%	$42,455	40.0%	$3,030	7.7%
Canada	16,574	18.0%	18,792	17.7%	2,218	13.4%
Mexico	4,503	4.9%	5,372	5.1%	869	19.3%
North America Total	60,502	65.8%	66,619	62.8%	6,117	10.1%

Asia Pacific
Australia-New Zealand	12,297	13.4%	14,163	13.3%	1,866	15.2%
Hong Kong	4,582	5.0%	6,876	6.5%	2,294	50.1%
Japan	2,357	2.5%	2,395	2.3%	38	1.6%
Taiwan	5,509	6.0%	5,354	5.0%	(155)	(2.8)%
South Korea	2,117	2.3%	1,634	1.5%	(483)	(22.8)%
Singapore	4,603	5.0%	4,209	4.0%	(394)	(8.6)%
Malaysia	—	0.0%	4,931	4.6%	4,931	N/A
Asia Pacific Total	31,465	34.2%	39,562	37.2%	8,097	25.7%

Consolidated	$91,967	100.0%	$106,181	100.0%	$14,214	15.5%

Net sales in the North America region increased 10.1%, compared to the third quarter of 2006. Excluding the impact of changes in foreign currency during the quarter, net sales in this region improved 8.0% over the same quarter of the prior year. This growth was driven largely by a 16.7% increase in the number of active Associates. This growth was primarily the result of contests and promotions that we offered to our Associates.

Net sales in the Asia Pacific region increased 25.7%, compared to the third quarter of 2006. Excluding the impact of changes in foreign currency during the quarter, net sales in this region improved 20.0% over the same quarter of the prior year. This growth was driven in great part by the addition of sales from our newest market, Malaysia. Due to the global-seamless nature of our compensation plan some of our top Associate leaders have shifted their focus from already existing markets to Malaysia, therefore, we believe that a portion of the $4.9 million in sales in Malaysia would have otherwise been generated in existing markets within this region. Double-digit growth in Australia-New Zealand and Hong Kong, due to a strong increase in the number of active Associates, also contributed to sales growth in this region.

The following tables summarize the changes in active customer counts by region and market as of the dates indicated:

	Active Associates By Region and Market (rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region / Market	September 30, 2006		September 29, 2007		Prior Year	Change
North America
United States	58,000	40.0%	63,000	35.0%	5,000	8.6%
Canada	22,000	15.2%	28,000	15.5%	6,000	27.3%
Mexico	10,000	6.9%	14,000	7.8%	4,000	40.0%
North America Total	90,000	62.1%	105,000	58.3%	15,000	16.7%

Asia Pacific
Australia-New Zealand	18,000	12.4%	21,000	11.7%	3,000	16.7%
Hong Kong	8,000	5.5%	13,000	7.2%	5,000	62.5%
Japan	4,000	2.7%	5,000	2.8%	1,000	25.0%
Taiwan	13,000	9.0%	14,000	7.8%	1,000	7.7%
South Korea	2,000	1.4%	2,000	1.1%	—	0.0%
Singapore	10,000	6.9%	8,000	4.4%	(2,000)	(20.0)%
Malaysia	—	0.0%	12,000	6.7%	12,000	N/A
Asia Pacific Total	55,000	37.9%	75,000	41.7%	20,000	36.4%

Total	145,000	100.0%	180,000	100.0%	35,000	24.1%

	Active Preferred Customers By Region and Market (rounded to the nearest thousand)
	As of			As of			Change from	Percent
Region / Market	September 30, 2006			September 29, 2007			Prior Year	Change
North America
United States	49,000		64.5%	51,000		64.6%	2,000	4.1%
Canada	18,000		23.7%	17,000		21.5%	(1,000)	(5.6)%
Mexico	2,000		2.6%	3,000		3.8%	1,000	50.0%
North America Total	69,000		90.8%	71,000		89.9%	2,000	2.9%

Asia Pacific
Australia-New Zealand	6,000		7.9%	6,000		7.5%	—	0.0%
Hong Kong		**	0.0%	1,000		1.3%	1,000	N/A
Japan	1,000		1.3%	1,000		1.3%	—	0.0%
Taiwan		**	0.0%		**	0.0%	—	N/A
South Korea		**	0.0%		**	0.0%	—	N/A
Singapore		**	0.0%		**	0.0%	—	N/A
Malaysia	—		0.0%		**	0.0%	—	N/A
Asia Pacific Total	7,000		9.2%	8,000		10.1%	1,000	14.3%

Total	76,000		100.0%	79,000		100.0%	3,000	3.9%

**  Active Preferred Customer count was less than 500.

	Total Active Customers By Region and Market
	(rounded to the nearest thousand)
	As of		As of		Change from	Percent
Region / Market	September 30, 2006		September 29, 2007		Prior Year	Change
North America
United States	107,000	48.4%	114,000	44.0%	7,000	6.5%
Canada	40,000	18.1%	45,000	17.4%	5,000	12.5%
Mexico	12,000	5.4%	17,000	6.6%	5,000	41.7%
North America Total	159,000	71.9%	176,000	68.0%	17,000	10.7%

Asia Pacific
Australia-New Zealand	24,000	10.9%	27,000	10.4%	3,000	12.5%
Hong Kong	8,000	3.6%	14,000	5.4%	6,000	75.0%
Japan	5,000	2.3%	6,000	2.3%	1,000	20.0%
Taiwan	13,000	5.9%	14,000	5.4%	1,000	7.7%
South Korea	2,000	0.9%	2,000	0.8%	—	0.0%
Singapore	10,000	4.5%	8,000	3.1%	(2,000)	(20.0)%
Malaysia	—	0.0%	12,000	4.6%	12,000	N/A
Asia Pacific Total	62,000	28.1%	83,000	32.0%	21,000	33.9%

Total	221,000	100.0%	259,000	100.0%	38,000	17.2%

Gross Profit. Gross profit increased to 79.3% of net sales for the quarter ended September 29, 2007, compared with 78.0% for the same quarter in 2006. This improvement in gross profit margin can be attributed to a one-time benefit related to the sale of our third-party contract manufacturing business, a significant reduction in the sales of Success From Home magazine (which are sold at cost and included free shipping during the third and fourth quarters of 2006), and improved production and procurement efficiencies, including lower relative freight costs on shipments to our customers. For the fourth quarter of 2007, we believe that our gross profit margin will approximate the same relative level that we achieved during the third quarter of 2007.

 Associate Incentives. As a percentage of net sales, Associate incentives increased to 40.5% of net sales during the third quarter of 2007, compared with 40.2% for the same quarter in the prior year. This increase is the result of a higher payout rate of commission points generated, which was partially offset by reduced amounts spent on contests and promotions relative to the same period of the prior year. We believe that Associate incentives will continue to approximate 40% of net sales. As we continue to look for ways to increase sales, our Associate incentives as a percent of net sales may fluctuate modestly.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 21.7% of net sales for the quarter ended September 29, 2007, compared with 19.4% for the comparable quarter in 2006. In absolute terms, our selling, general and administrative expenses increased by $5.3 million. This increase, both as a percentage of net sales and in absolute terms, can be attributed to an increase in spending to support growing sales and an increased customer base, which included the following:

•                  Expansion of several of our international offices;

•                  Wage-related increases, including a strategic initiative to add bench strength in certain areas of our staffing;

•                  Increased expenses relating to our athletic sponsorships, particularly our agreement with the Women’s Tennis Association; and

•                  Higher relative equity-based compensation expense.

Also contributing to this increase, both as a percentage of net sales and in absolute terms, were legal and other professional services expenses of just over $700 thousand that we incurred to respond to and defend against the false allegations of a third-party detractor. Additionally, increased spending in our new market, Malaysia, of approximately $582 thousand, contributed to the absolute increase in selling, general and administrative expenses for the quarter.

We believe that selling, general and administrative expenses, as a percentage of net sales, in the fourth quarter of 2007 will approximate the level that we incurred during the third quarter of 2007.

Other Income (Expense). Other income (expense) changed from net other income of $65 thousand in the third quarter of 2006 to net other expense of $270 thousand for the quarter ended September 29, 2007. This change can primarily be attributed to an increase in interest expense resulting from the use of our line of credit to fund facility expansions in Salt Lake City, Utah and in Sydney, Australia, as well as aggressive share buybacks. To a lesser extent, the change can also be attributed to a decrease in interest income due to lower cash balances. These amounts were partially offset by foreign currency gains in the third quarter of 2007.

Income Taxes. Income taxes totaled 31.4% of earnings before income taxes for the third quarter of 2007, compared with 35.3% for the third quarter of 2006.  This decrease can primarily be attributed to a favorable FIN 48 adjustment of $439 thousand for the expiration of applicable statutes of limitations and to favorable 2006 tax return adjustments. It was partially offset by the complete phase-out of the Extraterritorial Income Exclusion, which was partially offset by a 6.0% deduction for qualified production activities.

Income From Continuing Operations. Income from continuing operations increased 11.7% to $11.7 million for the quarter ended September 29, 2007, an increase of $1.2 million, compared with $10.4 million for the same quarter in 2006. This increase is primarily due to increased net sales, an improved gross profit margin, and a lower effective tax rate, which was offset partially by higher operating costs.

Diluted earnings per share for continuing operations improved to $0.70 for the third quarter of 2007, an increase of 25.0% from $0.56 for the comparable quarter in 2006. While a portion of this improvement resulted directly from an increase in earnings from continuing operations, a significant portion can be attributed to our aggressive share buyback activities during the second quarter 2007 that lowered the diluted shares outstanding by 10.1%.

Nine Months Ended September 30, 2006 and September 29, 2007

Net Sales. Net sales increased 17.7% to $314.4 million for the nine months ended September 29, 2007, an increase of $47.4 million from $267.0 million for the comparable period in 2006. The following table summarizes the changes in net sales by region and market for the nine months ended September 30, 2006 and September 29, 2007.

	Sales By Region and Market
	(in thousands)
	Nine Months Ended				Change from	Percent
Region / Market	September 30, 2006		September 29, 2007		Prior Year	Change

North America
United States	$117,143	43.9%	$127,948	40.7%	$10,805	9.2%
Canada	50,996	19.1%	54,898	17.5%	3,902	7.7%
Mexico	12,879	4.8%	16,482	5.2%	3,603	28.0%
North America Total	181,018	67.8%	199,328	63.4%	18,310	10.1%

Asia Pacific
Australia-New Zealand	35,501	13.3%	41,819	13.3%	6,318	17.8%
Hong Kong	11,121	4.1%	18,729	6.0%	7,608	68.4%
Japan	7,135	2.7%	6,708	2.1%	(427)	(6.0)%
Taiwan	15,426	5.8%	17,017	5.4%	1,591	10.3%
South Korea	5,001	1.9%	5,113	1.6%	112	2.2%
Singapore	11,843	4.4%	13,092	4.2%	1,249	10.5%
Malaysia	—	0.0%	12,595	4.0%	12,595	N/A
Asia Pacific Total	86,027	32.2%	115,073	36.6%	29,046	33.8%

Consolidated	$267,045	100.0%	$314,401	100.0%	$47,356	17.7%

Net sales in the North America region increased 10.1%, compared with the first nine months of 2006, which was the result of moderate growth in the United States and Canada, and strong growth in Mexico. Excluding the impact of changes in foreign currency, sales in this region improved 9.4% over the same period of the prior year. This overall sales increase was driven largely by an increase in the number of active Associates that resulted from contests and promotions during the second and third quarters of 2007.

Net sales in the Asia Pacific region improved 33.8% over the first nine months of 2006. Excluding the impact of changes in foreign currency, sales in this region improved 28.8%. The growth in this region was led by double-digit, year-over-year growth in each of the markets in this region, except in Japan and Korea. Additionally, our Malaysia market that commenced operations during the first quarter of 2007 contributed $12.6 million in sales, a portion of which we believe would have otherwise been generated in existing markets within the region. Excluding sales from Malaysia, sales growth in this region was 19.1%. Most of the growth that took place in this region took place during the first six months of the year, which resulted from an increase in the number of active Associates. The increase in the number of active Associates was primarily due to contests and promotions and from our second annual Asia Pacific Convention, which was held in the first quarter of 2007.

Gross Profit. Gross profit increased to 79.3% of net sales for the nine months ended September 29, 2007, compared with 78.3% for the same period in 2006. This improvement in gross profit can mainly be attributed to a one-time benefit related to the sale of our third-party contract manufacturing business, reduced inventory scrap of about $1.0 million, and lower relative freight costs on shipments to our customers.

Associate Incentives. Associate incentives during the first nine months of 2007 were fairly consistent at 40.0% of net sales when compared with 40.1% in same period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased to 21.3% of net sales for the nine months ended September 29, 2007, compared with 19.9% for the same period in 2006. In absolute terms, our selling, general and administrative expenses increased during this period by $13.9 million. This increase, both as a percentage of net sales and in absolute terms, can be attributed to an increase in spending to support growing sales and an increased customer base, which included the following:

•                  Expansion of several of our international offices;

•                  Wage-related increases, including a strategic initiative to add bench strength in certain areas of our staffing; and

•                  Higher relative equity-based compensation expense.

Also contributing to this increase, both as a percentage of net sales and in absolute terms, were legal and other professional services expenses approximating $2.0 million that we incurred to respond to and defend against the false allegations of a third-party detractor. Additionally, increased spending in our new market, Malaysia, contributed $1.3 million to the absolute increase in selling, general and administrative expenses for the nine months ended September 29, 2007.

Other Income. Other income was $188 thousand for first nine months of 2007, compared with $696 thousand for the first nine months of 2006. This change can primarily be attributed to an increase in interest expense resulting from the use of our line of credit to fund the facility expansions in Salt Lake City, Utah and in Sydney, Australia, as well as aggressive share buybacks. Interest expense was partially offset by foreign currency gains during the first nine months of 2007.

Income Taxes.   Income taxes totaled 35.4% of earnings before income taxes for the first nine months of 2007, compared with 35.0% for the first nine months of 2006.  This increase is primarily attributed to the complete phase-out of the Extraterritorial Income Exclusion in 2006, partially offset by a 6.0% deduction for qualifying production activities, a favorable FIN 48 adjustment due to the expiration of statutes of limitations, and favorable 2006 tax return adjustments.

We expect the effective tax rate for the full year of 2007 to be 35.5%.  This rate represents an anticipated increase of 20 basis points from the 2006 effective tax rate of 35.3%.  This expected tax rate increase is due to the same factors noted in the paragraph above, comparing the first nine months of 2007 to the first nine months of 2006.

Income From Continuing Operations. Income from continuing operations increased 13.4% to $34.9 million for the nine months ended September 29, 2007, an increase of $4.1 million from $30.8 million for the comparable period in 2006. This increase is due primarily to increased net sales and an improved gross profit margin, offset partially by higher operating costs.

Diluted earnings per share from continuing operations improved to $2.00 for the first nine months of 2007, an increase of $0.37, or 22.7%, from $1.63 for the comparable period in 2006. While most of this improvement resulted directly from an increase in income from continuing operations, a significant portion can be attributed to our aggressive share buybacks during the first nine months of 2007, which lowered the diluted shares outstanding by 7.5%.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by our operating activities. Our principal source of liquidity is our operating cash flows, the availability of which is directly affected by variations in sales of our products. There are no material restrictions on our ability to transfer and remit funds among our international subsidiaries. During the first nine months of 2007, net cash flows from operating activities totaled $44.1 million, compared with $45.0 million for the same period in 2006. Cash and cash equivalents decreased to $11.7 million at September 29, 2007, from $27.0 million at December 30, 2006. Net working capital decreased to $5.2 million at September 30, 2007, compared with net working capital of $20.8 million at December 30, 2006. This decrease in cash and cash equivalents and net working capital during the first nine months of 2007 can primarily be attributed to the purchase of shares under the Company’s share repurchase plan totaling, $79.6 million. Additionally, $19.0 million was spent on property and equipment, including the purchase of a new facility in Sydney, Australia and costs for the expansion of our corporate headquarters in Salt Lake City, Utah.

As disclosed in prior filings, we are expanding our corporate headquarters. We anticipate that upon completion, this expansion will involve a total investment of approximately $21 million, an increase from the $16 million estimate provided in our 2006 Form 10-K. This increase is primarily due to a further increase in the scope of the expansion, as well as to continuing increases in the cost of materials. As of September 29, 2007, billings on this expansion totaled $15.9 million, of which $14.7 million was paid and $1.2 million was accrued for work performed through September 29, 2007.

Also as disclosed in prior filings, we have purchased a facility in Sydney, Australia, and we expect to move our Australian operations to this new facility in mid-2008. We anticipate that the purchase, remodel, and fit-out of this facility will require a total investment of approximately $14 million, an increase from the $9.6 million estimate provided in our 2006 Form 10-K.  This increase is due to a further increase in the scope of the remodel and fit-out.  As of September 29, 2007, billings and payments on this facility, including the remodel and fit-out, totaled $6.8 for work performed through September 29, 2007.  We intend to fund future investments in capital resources with cash on hand, cash flows generated from operations, and, to the extent required, with our line of credit.

During the quarter ended June 30, 2007, our $25 million credit facility was amended, increasing the line of credit to $40 million. As of September 29, 2007, our outstanding balance on this line of credit was $34.6 million. This balance primarily consists of amounts used to fund the facility expansions in Salt Lake City, Utah and in Sydney, Australia, as well as aggressive share buybacks.

The credit agreement relating to our line of credit contains restrictive covenants that are based on EBITDA and a specified debt coverage ratio. As of September 29, 2007, we were in compliance with these covenants. The credit agreement also contains other covenants which are customary for a financing transaction, including a covenant that requires us to comply in all material respects with all laws applicable to us. As of September 29, 2007, we were unable to determine whether the failure of our second quarter 2007 Form 10-Q, as originally filed on August 9, 2007, to meet the requirements of Rule 10-01(d) of Regulation S-X (“Reg. S-X”) constituted a default under the credit agreement. An amended report meeting all of the requirements of Regulation S-X was filed on October 10, 2007. Following the filing of the amended report, the bank informed the Company that due to the circumstances surrounding our inability to meet the requirements of Reg. S-X in our second quarter 2007 Form 10-Q filing and the actions taken by the Company following the occurrence of these events, the bank did not consider the failure of such filing to meet the requirements of Reg. S-X to constitute an event of default under the credit agreement. Accordingly, we believe that we are compliant with all covenants under this credit agreement.

We believe that current cash balances, cash provided by operations, and amounts available under our line of credit will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms. We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons. Such financing may include the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to existing shareholders.

Contingencies

In the normal course of business, the Company is party to various legal claims, actions, and complaints. In March and April 2007, three shareholder class action complaints were filed against the Company and certain of its executive officers. Subsequent to the end of the period covered by this report, on October 17, 2007 these three cases were consolidated into one action. In June 2007, two former Company Associates filed a class action lawsuit against the Company. In September 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors. The derivative complaint, which names the Company as a nominal defendant but is asserted on the Company’s behalf, contains allegations similar to those asserted in the shareholder class action lawsuits described above and asserts that, as a result of such allegations, the defendant directors and officers breached their fiduciary duties of good faith and loyalty to the Company and were unjustly enriched. The Company believes that the claims in each of the foregoing lawsuits are without merit and plans to vigorously defend against these claims. The potential loss or range of loss that could arise from these complaints is not estimable at this time.

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

Foreign Currency Risks. Net sales outside the United States represented 56.1% and 59.3% of our net sales for the nine months ended September 30, 2006 and September 29, 2007, respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses translated at weighted-average exchange rates for the reported periods. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates affect the relative prices at which we sell our products. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

We seek to reduce some exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our foreign markets, which are primarily represented by intercompany cash transfers. More specifically, we purchase put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike price”). These contracts provide protection in the event that the foreign currency weakens beyond the option strike price. The fair value of these contracts has been estimated based on period-end quoted market prices, and the resulting asset and expense, which is not material, has been recognized in our Consolidated Financial Statements. As of September 29, 2007, we had the following contracts in place to offset exposure to foreign currency fluctuations:

		Average	Fair		Maturity
Foreign Currency	Coverage	Strike Price	Value		Date
	(in thousands)

Put options (Company may sell Canadian Dollar / buy U.S. Dollar)	$2,238	1.12		*	October 23, 2007

Put options (Company may sell New Zealand Dollar / buy U.S. Dollar)	$436	1.38	$1,447		October 22, 2007

Put options (Company may sell New Taiwan Dollar /buy U.S. Dollar)	$438	34.25		*	October 22, 2007

Put options (Company may sell Mexican Peso / buy buy U.S. Dollar)	$260	11.53		**	October 22, 2007

* Option was considered out-of-the-money at September 29, 2007.

**Fair value was less than $1,000.

Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for the periods ended as of the dates indicated:

	Quarter Ended			Nine Months Ended
	September 30,		September 29,	September 30,		September 29,
	2006		2007	2006		2007

Canadian Dollar	1.12		1.05	1.13		1.10
Australian Dollar	1.32		1.18	1.34		1.22
New Zealand Dollar	1.57		1.34	1.56		1.38
Hong Kong Dollar	7.78		7.81	7.76		7.81
Japanese Yen	116.21		117.77	115.78		119.27
New Taiwan Dollar	32.77		32.92	32.41		32.99
Korean Won	954.99		927.50	960.02		931.76
Singapore Dollar	1.58		1.52	1.60		1.52
Mexican Peso	10.94		10.96	10.91		10.95
Chinese Yuan	7.97		7.56	8.01		7.66
Malaysian Ringitt		*	3.47		*	3.46

* USANA operations had not commenced during period indicated.

Interest Rate Risks. As of September 29, 2007, we had a balance of $34.6 million outstanding on our line of credit with a weighted-average interest rate of 6.6%. The interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months. The annual impact on after-tax interest expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purposes.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

USANA Health Sciences, Inc. v. Barry Minkow and Fraud Discovery Institute, Inc.

On March 15, 2007, USANA commenced this action against Barry Minkow and his company, the Fraud Discovery Institute, in the United States District Court, District of Utah, Central Division, claiming that the defendants engaged in activity resulting in defamation, business disparagement, and other claims for relief. On August 2, 2007 the Court approved our motion for expedited discovery as to the identity of other participants in this alleged manipulation, and we will add them as defendants to the suit, as appropriate. On September 6, 2007, the defendants filed their response to our initial complaint and petitioned the court to dismiss the case or, in the alternative, transfer the venue to the State of California. We have filed our response and requested that the case remain in the State of Utah. The court’s ruling on the motion to dismiss or transfer is pending. Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item 1 of Part 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Consolidated Shareholder Class Action Lawsuit: Case No. 2:07cv177DAK

As of September 29, 2007, three shareholder class action lawsuits were pending in the United States District Court, District of Utah, Central Division, against the Company; Myron W. Wentz, our Chief Executive Officer; David A. Wentz, our President; and Gilbert A. Fuller, our Chief Financial Officer. By order dated October 17, 2007, the court consolidated these three lawsuits into one action and appointed the lead plaintiff and counsel for the class. The order requires the lead plaintiff to file an amended consolidated complaint with the court within 45 days of the order. This litigation was prompted by the allegations against the Company by Barry Minkow. We will vigorously defend the Company and related defendants in this action. Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation. Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item 1 of Part 2 of our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2007.

Larson on behalf of USANA Health Sciences, Inc. v. Certain Officers and Directors of USANA

On September 4, 2007, a shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of our present and former directors and officers. This lawsuit was also prompted by the allegations against the Company by Barry Minkow. The derivative complaint, which names USANA as a nominal defendant but is asserted on USANA’s behalf, contains allegations similar to those asserted in the shareholder class action litigation described above and asserts that, as a result of such allegations, the defendant directors and officers breached their fiduciary duties of good faith and loyalty to the Company and were unjustly enriched. The derivative complaint seeks damages, disgorgement of profits by defendants, costs, attorney’s fees and other further relief deemed appropriate by the court. Similar to the shareholder class action, we believe the claims in this derivative complaint are distorted, are not actionable under applicable law, and are without merit. We also intend to vigorously defend this action. Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Johnson  vs. USANA

In June 2007, two former Associates filed a class action lawsuit against USANA in state court in San Diego, California. This lawsuit was also prompted by the allegations against the Company by Barry Minkow. On September 4, 2007, we filed our answer to the complaint, which contained a general denial of the allegations in the complaint and set forth our affirmative defenses. We anticipate providing a strong defense. Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation. Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item 1 of Part 2 of our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2007.

Informal Inquiry by the United States Securities and Exchange Commission

During the first quarter of 2007, and as we previously announced in a publicly issued press release, we received notification from the SEC, Salt Lake District Office, that it has begun an informal inquiry regarding the Company. This inquiry was also prompted by the allegations against the Company by Barry Minkow. The SEC has indicated in its correspondence that this informal inquiry should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity, or security. We are cooperating fully with the SEC. Although this inquiry is not a formal, public investigation, we have chosen to disclose this inquiry due to the highly public nature of recent allegations against the Company, which we believe to be false and defamatory.

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

The FDA published the final Good Manufacturing Practice (GMP) regulations for dietary supplements in the Federal Register on June 25, 2007. The final rule goes into effect one year from the publication date for large companies (defined as 500 or more employees), two years from publication for small companies (defined as less than 500 employees), and three years from publication for very small companies (defined as less than 20 employees).  As USANA has over 500 employees, the rule will go into affect for the Company on June 25, 2008. Until the rule goes into effect, dietary supplement companies must continue to adhere to current good manufacturing practices for food.   Although not required to do so, we believe that we have always voluntarily manufactured and continue to manufacture our dietary supplement products in accordance with the standards of the FDA’s pharmaceutical model GMPs.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. This legislation will come into effect in December 2007, and will require manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events involving consumers of their products. In October 2007, the FDA distributed draft guidance concerning compliance with serious adverse event reporting under the legislation for comment purposes only. The comment period will run for sixty (60) days after the date the draft guidance is published in the Federal Register. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. Any action of this type by the FDA could materially and adversely affect our ability to successfully market our products. USANA already has an internal adverse event reporting system that has been in place for several years. We are in the process of reviewing the legislation and the FDA guidance to determine whether it would be prudent to make any changes to our existing reporting system. However, based on our current understanding of the legislation and FDA guidance, any changes we determine to make to our existing reporting system should not be significant.

In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or a comparable agency. For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia’s Therapeutic Goods Administration. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. These activities are also subject to regulation by various agencies of the countries in which our products are sold.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ended September 29, 2007. Purchases of shares of Company common stock made by the Company under its share repurchase program for each fiscal month during the quarter ended September 29, 2007 are summarized in the following table:

(c) Repurchases

	Issuer Purchases of Equity Securities
	(amounts in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

July 1, 2007 through August 4, 2007	0	$0.00	0	$56,844
(Fiscal July)

August 5, 2007 through September 1, 2007	180	$36.57	180	$50,261
(Fiscal August)

September 2, 2007 through September 29, 2007	0	$0.00	0	$50,261
(Fiscal September)

	180	$36.57	180

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At the beginning of the third quarter, the Company had $6,844 remaining under the plan. As announced in a publicly issued press release on July 31, 2007, the Board of Directors approved an additional $50,000 for share repurchases under the plan. There currently is no expiration date on the approved repurchase amount.

Item 6.    EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*

10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.4	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.5	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended September 30, 2006)

10.6	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)

10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

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

USANA HEALTH SCIENCES, INC.

Date:	November 7, 2007	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)