Form 10-K
period 2007-12-29
USANA HEALTH SCIENCES INC
filed 2008-03-13
CIK 896264

Use these links to rapidly review the document
INDEX
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        There were 16,392,384 shares of the registrant's common stock outstanding as of March 3, 2008. The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $342,758,000.

        Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 2008 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 29, 2007

        The statements contained in this report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future, and include, but are not limited to, the risks and uncertainties outlined in item 1A Risk Factors, and item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report.

PART I

Item 1.    Business

General

        USANA Health Sciences, Inc. ("We," "USANA" or the "Company") is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D., that develops and manufactures high-quality, science-based nutritional and personal care products, with a commitment to continuous product innovation and sound scientific research. We distribute and sell our products internationally through a network marketing system, which is a form of direct selling. Our international markets include Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, Hong Kong, Taiwan, Japan, and South Korea, and direct sales from the United States to the United Kingdom and the Netherlands. Our customer base comprises two types of customers; "Associates" and "Preferred Customers." Associates are independent distributors of our products, who also purchase our products for personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 29, 2007, we had 176,000 active Associates and 78,000 active Preferred Customers worldwide. For purposes of this report, we only count as "active" those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. Our net sales in fiscal year 2007 were $423.1 million, of which 87% was generated by Associates, and 13% by Preferred Customers.

        Associates are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell our products, and they are compensated on sales generated by their business group. Associates can also receive compensation by purchasing products at wholesale prices and selling them at retail prices. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. This personal touch may enhance consumers' awareness of the health benefits of our products, as well as motivate them to live and support a healthier lifestyle. Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our high-quality products, compact product lines, the rewarding USANA Associate compensation plan (the "Compensation Plan"), distributor support and recognition, and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

        We sell products from two primary product lines: USANA® Nutritionals, which includes high-quality supplements and functional foods, and Sensé—beautiful science® (Sensé), a unique line of skin and personal care products. We also offer sales and marketing tools that are designed to assist our Associates in building their businesses and in selling our products, as well as combination packs, which include a variety of products from each product line. In 2007, the USANA Nutritionals and Sensé™ product lines represented approximately 87% and 10%, respectively, of our total product sales. Sales from other items, the majority of which include marketing and sales tools, accounted for the remaining 3% of total product sales. We limit our product lines to include only science-based products that we believe can provide health benefits to a significant percentage of our customers. Additionally, while not required, our products are designed, manufactured, packaged, and labeled at levels that we believe are consistent with the more rigorous pharmaceutical standards.

        From July 2003 through August 2007, we also operated a third-party contract manufacturing business at a facility located in Draper, Utah, which we historically disclosed as a separate reportable business segment. We acquired the contract manufacturing business as part of a vertical integration strategy to manufacture and package our Sensé™ line of skin and beauty care products. On August 10, 2007, we sold our third-party contract manufacturing business in order to focus on our direct selling business. We retained the assets that are associated with manufacturing and packaging our Sensé

products. We currently lease space from the Draper facility, where we continue to manufacture and package our Sensé products. As a result of the sale of the third-party contract manufacturing business, we now consider our operations to be a single reportable segment: Direct Selling.

Products

        Our primary product lines consist of USANA® Nutritionals and Sensé™. The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro-Optimizers.

USANA® Nutritionals

        The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group. To help meet the "essential" nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take, chewable tablet for children who are 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents who are 12 to 18 years old. USANA® Essentials for adults consists of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly absorbable forms. The USANA® Essentials are also a part of the HealthPak 100™, a convenient pillow pack that also includes some key Optimizers. During the third quarter of 2007, we introduced a new product concept for our customers called MyHealthPak™. This concept offers a fully customizable packaging system for our supplement products that allows customers to create their own personalized selection of our full line of nutritional supplements in a pillow pack that is similar to our HealthPak 100 product.

        Optimizers are more targeted supplements that are designed to meet individual health and nutritional needs. Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, BodyRox™—Active Calcium™ Chewable, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, Hepasil DTX™, and TenX™ Antioxidant Blast.

        The Macro Optimizers include healthy, low-glycemic functional foods and other related products: Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, as well as Nutrition and Fibergy Bars™. Our RESET™ weight management program and the accompanying RESET kit are also part of the Macro-Optimizers. The RESET kit is conveniently packaged in a self-contained box with all of the USANA products that are needed to complete a five-day regimen, which is designed to assist adults in losing weight and in beginning a positive, long-term change in their diet.

Sensé—beautiful science®

        The Sensé product line includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are manufactured with our patented self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

        In addition to these principal product lines, we develop and sell materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products. These resource materials and sales tools include product brochures and business forms that are designed by us and are printed by outside publishers. In addition, we occasionally provide reprints of other commercial publications that feature USANA and may be used as a sales tool. We also periodically contract with authors and publishers to produce or provide books, tapes, and other items that deal with health topics and personal motivation, which we then sell to our Associates. New Associates are required to purchase a starter kit, which contains USANA training materials that help them to build their businesses. Associates do not earn commissions on the sale of starter kits or sales tools.

        The following table summarizes the approximate percentages of total product sales that were contributed by our major product lines for the last three fiscal years:

	Year Ended
	2005	2006	2007
USANA® Nutritionals
Essentials*	38%	37%	36%
Optimizers	34%	34%	38%
Macro Optimizers	10%	13%	13%
Sensé—beautiful science®	15%	11%	10%
All Other	3%	5%	3%

    *
    The Essentials category (under the USANA® Nutritionals) includes USANA Essentials™, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

        The following table highlights sales data for our top-selling products as a percentage of total product sales for the last three fiscal years.

	Year Ended
	2005	2006	2007
USANA® Essentials	22%	21%	20%
HealthPak 100™	13%	14%	13%
Proflavanol®	10%	9%	10%

Geographic Presence

        Our products are distributed and sold in 13 countries throughout the world. We have historically presented information for these countries in two geographic regions: North America and Asia Pacific. North America included the United States, Canada, Mexico, and direct sales to the United Kingdom and the Netherlands; and Asia Pacific included Australia-New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, and Malaysia. As our international presence has continued to grow, we now present this information in four geographic regions:

  •
  North America—United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands

  •
  Southeast Asia/Pacific—Australia-New Zealand, Singapore, and Malaysia*

*
We commenced operations in Malaysia in January 2007.

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

        Currently, a significant portion of our net sales are concentrated in the North America region, which represented 63.1% of net sales in 2007. The United States continues to be our largest market, representing 40.1% of net sales during 2007. As we continue to expand internationally, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations. Net sales reported for each geographic region are determined by the location from which the product shipment originates and are reported for the last three fiscal years below. Additional financial information relating to our geographic regions can be found in Note M to the Consolidated Financial Statements.

	Year Ended
Region	2005		2006		2007
North America	$209,445	66.5%	$246,489	67.5%	$267,235	63.1%
Southeast Asia/Pacific	58,300	18.5%	65,104	17.8%	90,690	21.4%
East Asia	32,349	10.3%	37,478	10.3%	49,314	11.7%
North Asia	14,923	4.7%	16,095	4.4%	15,910	3.8%

	$315,017	100.0%	$365,166	100.0%	$423,149	100.0%

Research and Development

        We focus our research and development efforts on developing and providing the highest quality, science-based products that reduce the risk of chronic degenerative disease and promote long-term health. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our scientists are continually reviewing the latest published research on nutrition, attending scientific conferences, and working in collaboration with a number of outside research institutions and researchers to identify possible new products and opportunities to reformulate existing products.

        In 2007, we expanded our existing relationship with the Linus Pauling Institute ("LPI") at Oregon State University in an effort to better determine the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease. As part of this relationship, our in-house research team will collaborate with LPI on nutritional and clinical research. Additionally, we plan to contribute $500,000 annually to LPI to help fund research on the role of nutrition in preventing oxidative stress, glycemic stress, and chronic inflammation, as well as the development of physiological markers of these conditions.

        Our goal is to maintain a sharp focus on nutrition—both inside and outside the body—in the prevention of chronic degenerative diseases, and on healthy weight management. Because we believe in focusing on key health issues within our society rather than on fads, we do not introduce a new product unless we believe that it can provide health benefits to a significant percentage of our customers. As a result, we maintain a focused and compact line of products, which we believe simplifies the selling and buying process for Associates and Preferred Customers.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia in the development and reformulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, natural versus synthetic, and whether the ingredients are readily available. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2005, 2006, and 2007, we expended $2.2 million,

$3.0 million, and $3.4 million, respectively, on research and development activities. We intend to continue dedicating resources at similar levels for the research and development of new products and the reformulation of existing products.

Manufacturing and Quality Assurance

Tablet Manufacturing

        Tablet manufacturing is conducted at our Salt Lake City, Utah manufacturing facility. Our tablet production process uses automatic and semi-automatic equipment and includes the following: identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring raw materials, mixing raw materials into batches, forming mixtures into tablets, coating and sorting the tablets, analyzing tablet quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests.

        Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration ("FDA"), Health Canada, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with Good Manufacturing Practice regulations ("GMPs") and with labeling claims. Based on these audits, our Salt Lake City manufacturing facility has received and maintains certifications from the Islamic Foods and Nutrition Counsel of America in compliance with Halal, NSF International in compliance with product testing and GMP, and the TGA in compliance with the Therapeutic Goods Act of 1989.

        For the last several years, the manufacture of nutritional or dietary supplements and related products in the United States has required compliance with food-model GMPs. On June 22, 2007, however, the FDA published GMPs for dietary supplements, which will become effective June 1, 2008. The dietary supplement GMPs are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe that our processes comply with the FDA's more demanding drug-model GMPs and, therefore, do not anticipate making any significant changes to our current processes to comply with these stricter requirements.

Personal Care Manufacturing

        In addition to tablet manufacturing, we manufacture our personal care products at the Draper, Utah manufacturing facility. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests.

        At the Draper facility, we have standard technology for producing batches of personal care items, and we have semi-automatic packaging equipment for packaging the end product. We employ qualified staff to develop, implement, and maintain a quality system. Although the FDA has not promulgated GMP requirements for manufacturing personal care products, we voluntarily maintain compliance with the product development and GMP guidance of the Cosmetic, Toiletry and Fragrance Association.

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include gelatin-capsuled supplements, Garlic EC™, OptOmega®, certain powdered drink mixes, and nutrition bars.

Quality Control

        We conduct quality control processes in two in-house laboratories that are located in Salt Lake City, Utah. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our laboratory staff also performs chemical assays on vitamin and mineral constituents, using United States Pharmacopoeia methods and other internally validated methods. In addition to our quality control and clinical laboratories, our headquarters facility also houses a laboratory designated for research and development.

        Most of the raw ingredients that are used in the manufacture of our products are available from a number of suppliers. We have not generally experienced difficulty in obtaining necessary quantities of raw ingredients. When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials, as needed, and believe we will be able to do so in the future, if the need arises. Our raw material suppliers must demonstrate stringent process and product quality control before we use their products in our manufacturing process.

Distribution and Marketing

General

        We distribute our products internationally through a network marketing system, which is a form of person-to-person direct selling through a network of vertically organized independent distributors. These distributors purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels.

Structure of Network Marketing Program

        A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's downline sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. New Associates are also required to purchase a starter kit that includes a detailed manual, including our policies and procedures. We sell starter kits at our cost for a price of approximately U.S. $49. We also offer starter kits in an electronic format at a lower price, which we also sell at our cost. Subject to payment of a minimal annual renewal fee, Associates may continue to distribute products until they voluntarily withdraw or are terminated for failing to adhere to our policies and procedures.

        We also sell directly to customers who purchase products only for personal consumption. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a selling, distribution, or other business relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions, nor to participate in our Compensation Plan.

Associate Training and Motivation

        Initial training of Associates about the products, the Compensation Plan, network marketing, and about USANA is provided primarily by an Associate's sponsor and others in their sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, as well as provide reprints from other commercial publications that feature USANA and may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities.

Associate Compensation

        The Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their downline organizations to sell USANA products to consumers. We believe this Compensation Plan is distinctive for its weekly payouts, which are designed to create appropriate incentives for the sale of USANA products. Associates cannot simply recruit others for the purpose of developing a downline and earn income passively, depending solely on the efforts of their downline. The primary way in which an Associate can earn compensation is by generating sales volume points through our base Compensation Plan. Sales volume points are assigned to each of our products and are generally targeted to represent a certain percent of the price in U.S. dollars. Each Associate is required to purchase a certain amount of product each month ("Qualifying Purchases"), which they must either resell to consumers or use personally in order to qualifiy to earn commissions or bonuses under USANA's Compensation Plan. Associates do not earn commissions on these Qualifying Purchases. The purpose of our Compensation Plan is to reward Associates for actively selling our products and for recruiting and retaining others to sell our products.

        Associates can earn compensation in four ways:

  •
  Generating sales volume points, which are based on product sales of their downline sales organization;

  •
  Participating in a leadership bonus pool, which is based on certain performance requirements;

  •
  Purchasing products at wholesale prices from USANA and selling them to consumers at higher retail prices; and

  •
  Earning prizes or bonuses through Company-sponsored promotions and contests.

        Most Associates sell our products on a part-time basis and consume them personally. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as the "downline" of the sponsoring Associate. Downline Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same downline as the original sponsoring Associate. Associates who are interested in earning additional income and who successfully expand their business network or downline can qualify for higher levels of compensation, as well as leadership bonuses, by attaining certain sales volume levels and by demonstrating leadership abilities. We do not pay commissions based on recruiting or sponsorship activity. Associates may not sell competitive products to other USANA

Associates or solicit USANA Associates to participate in other network marketing opportunities. Our policies and procedures also restrict Associates' advertising and representations or claims concerning USANA products or our Compensation Plan.

        We endeavor to seamlessly integrate this Compensation Plan across all markets in which USANA products are sold, allowing Associates to receive commissions for global—not merely local—product sales. This seamless downline structure is designed to allow an Associate to build a global network by establishing downlines in any of the markets where we operate. Associates may expand their downline organizations into new markets without establishing new downlines or requalifying for higher levels of compensation in the newly opened markets. We believe this seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into our Compensation Plan.

Industry Overview

        As both a manufacturer and a direct seller of nutritional and personal care products, we compete within two industries: nutrition and direct selling. The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products that are generally intended to maintain the body's health and general well being, including the following:

  •
  Nutritional Supplements—products such as vitamins and minerals, specialty supplements, herbs and botanicals, meal replacements, dietary supplements, and derivative compounds;

  •
  Natural and Organic Foods—products such as cereals, milk, non-dairy beverages, and frozen entrees;

  •
  Functional Foods—products with added ingredients or fortification that are designed specifically for health or performance purposes; and

  •
  Natural Personal Care—products combining nutrition with skin care.

        We believe that the following factors drive growth in the nutrition industry:

  •
  The general public's heightened awareness and understanding of the connection between diet and health;

  •
  The aging population in most of our markets, particularly the baby-boomer generation in the U.S., who tend to use more nutritional supplementation as they age;

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

  •
  Healthcare professionals and practitioners; and

  •
  The Internet.

        We distribute our products through a network marketing system, which is a common form of direct selling. According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling industry currently generates approximately $110 billion annually in worldwide retail sales, through approximately 60 million independent distributors.

        According to statistics compiled by the Direct Selling Association (the U.S. member of the WFDSA), the United States remains the largest market for direct selling, with $32 billion in annual retail sales and 15 million independent distributors in 2006. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, accounted for 20.3% of the U.S. direct retail sales in 2006, and personal care products accounted for 33.7% of such sales.

        We believe that we are well positioned to capitalize on growth trends in direct sales, as both a developer and manufacturer of nutritional supplements and personal care products.

Operating Strengths

        Our principal objective is to be a leading developer and manufacturer of science-based nutritional and personal care products and to create a rewarding opportunity through network marketing for our Associates to distribute our products. Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; in-house manufacturing capability; science-based products; an attractive Associate Compensation Plan with strong support; a scalable business model; and an experienced management team.

        Emphasis on Research and Development.    We have a technical team of approximately 20 individuals who contribute to our research and development activities. This team includes experienced scientists, including several scientists holding Ph.D. degrees, quality engineers, and regulatory specialists. In our research and development laboratories, our scientists and researchers:

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

  •
  Enhance existing products, as new discoveries in nutrition and skin care are made; and

  •
  Formulate products to meet the regulatory requirements in all of our markets.

        Our scientists and researchers also perform double-blind, placebo-controlled, clinical studies which are intended to further evaluate the efficacy of our products. We also collaborate with outside research organizations to further support various aspects of our research and development efforts. For example, in 2007 we expanded our existing relationship with LPI at Oregon State University. Additionally, we fund clinical research programs at Boston University and the University of Colorado. It is through our research and development efforts and our partnerships with outside research organizations that we can provide what we believe to be some of the highest quality health products in the industry.

        In-house Manufacturing.    We manufacture products that account for approximately 74% of product sales. We believe that our ability to manufacture our own products is a significant competitive advantage for the following reasons:

  •
  We can better control the quality of raw materials and the purity and potency of finished products;

  •
  We can more reliably monitor the manufacturing process to reduce the risk of product contamination;

  •
  We can better control production schedules to increase the likelihood of maintaining an uninterrupted supply of products for our customers;

  •
  We are able to produce most of our own prototypes in the research phase of product development; and

  •
  We believe we can better manage the underlying costs associated with manufacturing our products.

        Science-based Products.    As a result of our emphasis on research and development and our in-house manufacturing capabilities we have developed a focused and compact line of high-quality health products that we believe provide health benefits to a significant percentage of our customers. Our products have been developed based on a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research. Additionally, we design, manufacture, package, and label our products in a manner that we believe is consistent with pharmaceutical standards.

        Attractive Associate Compensation Plan and Support.    We are committed to providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We believe that our Compensation Plan is one of the most financially rewarding in the network marketing industry. Associate incentives totaled $170.4 million, or 40.3% of net sales in 2007. We pay Associate incentives weekly and our Compensation Plan is a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which we conduct business.

        To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and with the USANA management team. We also provide low-cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

        In addition to Company-sponsored meetings and sales tools, we maintain a website exclusively for our Associates, where they can keep up on the latest USANA news, obtain training material, manage their personal information, enroll new customers, shop for products, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, e-cards for advertising, and a tax management tool.

        Business Model.    We believe our business model provides, among others, the following advantages:

  •
  Our business model does not require a company-employed sales force to sell our products, and we experience a minimal incremental cost to add a new Associate;

  •
  Commissions paid to our Associates are tied to sales performance;

  •
  Because payment is required at the time an Associate or Preferred Customer purchases product, we have virtually no accounts receivable;

  •
  We have a monthly product subscription program known as "Autoship," which provides a stream of recurring revenue, (for the year ended December 29, 2007, this program represented 51% of our net sales); and

  •
  We can readily expand into new international markets with only moderate investment, because we generally maintain only one administrative and customer support office and one or two warehouses in each of these markets.

        Experienced Management Team.    Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, international development, marketing, customer network development, information technology, finance, and operations. The current executive management team has been in place for several years and is responsible for supporting growth, research and development, international expansion, strengthening our financial condition, and improving our internal controls.

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Associates and Preferred Customers.    We recognize the need to continue to attract and retain Associates. We maintain emphasis on the partnership between the USANA management team and our Associate leaders. Through this partnership, our Associate leaders continue to host "Health & Freedom" meetings and online presentations, both aimed at presenting the business opportunity to potential Associates and providing additional training and resources for existing Associates. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates in these areas. We intend to continue growing our business by maintaining a focus on our two core values, "True Health" and "True Wealth." We plan to accomplish this by increasing the number of active Associates and teaching them how to build a strong customer base. By leveraging the growth we have in our Associate field, we believe we can continue to attract individuals that are interested in joining a winning team and starting a home-based business with USANA.

        We will continue to make it easier for our customers to order product from USANA and to learn about the many products that we offer. This will be accomplished with an improved online shopping cart and website, a product catalog dedicated to Preferred Customers, product sampling, and target marketing. We are also working on a Preferred Customer referral system, which will include awards and incentives for bringing in new customers. We believe we offer the finest web-based business tools in the industry. We will continue to make improvements and enhancements to these tools, which offer a convenient and simple way for our Associates to manage their business and be more productive.

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

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually researching the latest scientific findings related to nutrition, looking at new technology and attending scientific conferences. If, in the process, we see potential for a new product that provides a true health benefit addressing a particular health issue, and if we believe its benefits can be realized by a significant percentage of our customers, we will generally pursue development of that product. At our International Convention in August, 2007, we introduced a new product and technology, called

MyHealthPak. This technology allows customers to create their own personalized selection of our line of nutritional supplements in daily AM and PM pillow packs.

        If in the process of our research activities mentioned above, our research and development team identifies a new or existing ingredient that could possibly be used to enhance one of our existing products, we will generally pursue a product upgrade. Our intention is to ensure that all of our products, new and existing, incorporate the latest science in nutrition. We typically upgrade at least one of our products each year.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

        Capital Investment.    During 2007 and continuing in 2008, we have significantly added to our capital and human resources in order to support the growth of our business. In Salt Lake City, we have largely completed an expansion and upgrade of our corporate campus. In addition to the expansion of the corporate headquarters and manufacturing facilities, in 2007 we purchased a facility in Sydney, Australia and are working on the remodel and fit-out of this facility, to where our Australian operations will be moved. We also added to our human resources during 2007, increasing "bench strength" in key functions at our corporate and regional offices. Another significant investment during 2007 was the addition of a new automated packaging system, which should be fully functioning by the second quarter of 2008.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 1.6% of net sales during each of the fiscal years 2005 and 2006, and 1.5% of net sales during fiscal year 2007. Because our emphasis on satisfaction is a hallmark of our business model, we permit Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product that was not damaged at the time of receipt by the Associate, where the purchase amount exceeds $100, may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, Associates and Preferred Customers may receive their refunded amount either based on their original form of payment or with product or credit on account.

Major Customers

        Sales are made to independent Associates and Preferred Customers. No single customer accounted for 10% or more of net sales in any of the last three fiscal years. Associates may sell products only in countries where we have approved the sale of our products.

Compliance by Associates

        From time to time some Associates will fail to adhere to the USANA policies and procedures, including those governing the marketing of our products or the permissible representations regarding the Compensation Plan. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an Associate has violated any of the USANA policies and procedures, we may take a number of disciplinary actions. For example, we may impose sanctions, such as warnings, fines or probation. We also may withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion. More serious infractions may result in termination of the Associate's purchase and distribution rights completely.

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. This staff manages an array of systems and processes which support our global operations 24 hours a day and 365 days a year. Three of our critical applications include the following:

  •
  A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, company and product information, and other tools to help Associates effectively manage their downline organizations. Our web applications are supported by a clustered environment and a redundant system outside of our home office, which serves as a disaster recovery site.

  •
  A web-enabled order-entry system that handles order entry, customer information, compensation, the hierarchy of Associates, returns, invoices, and other transactional-based processes.

  •
  A fully integrated worldwide Enterprise Resource Planning ("ERP") system that handles accounting, inventory management, production processes, quality assurance, and reporting requirements in a multinational environment. This ERP system supports global data integrity and multinational corporate governance and compliance.

Regulatory Matters

        Product Regulation.    Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products. In the United States, advertisement of our products is regulated by the Federal Trade Commission ("FTC") under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act ("FD&C") and the regulations thereunder. USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency. The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which they are distributed. For example, in Australia, we are subject to the Therapeutic Goods Administration and, in Japan, to the Ministry of Health, Labor and Welfare.

        Our largest selling product group includes products that are regulated as dietary supplements under the FD&C. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). We believe that the DSHEA provides a favorable regulatory climate to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including labeling claims. Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date, if these labeling requirements change.

        Under these regulations, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and must provide the FDA with the information upon which the manufacturer has based its conclusion that the product has a reasonable expectation of safety.

        For the last several years, the manufacture of dietary supplements and related products in the United States has required compliance with food-model GMPs. However, on June 22, 2007, the FDA published GMPs for dietary supplements, which will be effective June 1, 2008. The dietary supplement GMPs are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe that our processes comply with the FDA's more demanding drug-model GMPs and, therefore, do not anticipate making any significant changes to our current processes to comply with these more strict requirements.

        In general, our personal care products, which are regulated as cosmetic products by the FDA, are not subject to pre-market approval by that agency. Cosmetics, however, are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product. If such an agency ruling were to become final, we would be required to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMP's, labeling, and the FDCA's regulations regarding misbranding and adulteration.

        Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for our products.

        In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight management, and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products, and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines.

        The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. We have not been notified that we were the subject of any action by the FTC, but any action in the future by the FTC could materially and adversely affect our ability to successfully market our products.

        The Public Health Security and Bioterrorism Preparedness and Response Act of 2002 ("Bioterrorism Act") includes several provisions that have resulted in additional regulatory compliance issues for us. For example, one provision in the Bioterrorism Act requires the Secretary of Health and Human Services to develop regulations that mandate that domestic and foreign facilities, which manufacture, process, pack, or hold food for human or animal consumption in the United States, register with the FDA. On November 24, 2003, we fulfilled this requirement by registering with the FDA. Another provision of the Bioterrorism Act mandates that the FDA receive prior notification of all food importation. Our TenX™ Antioxidant Blast is purchased from a manufacturer located in Canada, and therefore, we are required to comply with this notification requirement upon importation of this product. Although some of our raw materials and other certain manufactured product may originate outside of the United States, we procure these items from entities in the United States. From time to time, we may bring consumable products that we have sent from our Salt Lake facility to our international locations back into the United States from one or more of these locations. When bringing these products back into the United States from any international location, we are also required to comply with this notification requirement.

        On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. USANA already has an internal adverse event reporting system that has been in place for several years. Based on our understanding of the new law's requirements, we made some changes to our existing reporting system, and believe that we now comply with these new regulations.

        In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. Foreign regulatory requirements have not placed a significant burden on our ability to operate in current foreign countries.

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

        Network Marketing Regulation.    Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations, and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise's products, rather than on investments in the organizations or on other criteria or activity that are not related to retail sales. Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

        In addition to federal regulation in the United States, each state has enacted its own "Little FTC Act" to regulate sales and advertising. Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have, from time to time, modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with the laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be in compliance with applicable laws and regulations. Failure by an Associate or by us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential Associates or enter into new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and the payment of large fines. Although, to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future.

        On April 5, 2006, the FTC released a proposed New Business Opportunity Rule. This proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented. If this proposed rule were adopted as it is currently proposed, it would require us to change some of our current practices regarding pre-sale disclosures.

        We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. It is possible that future legal requirements may require that we revise our network marketing program. Such new requirements could have a material adverse effect on our business, results of operations, and financial condition.

        Transfer Pricing Regulation.    We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, agreements between our subsidiaries and us have been entered into for services and contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing study. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings may be adversely affected. The tax treaties between the United States and most foreign countries provide for competent authority relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Competition

        We compete with other network marketing companies for distributors. We also compete with manufacturers, distributors, and retailers of nutritional products for consumers. On both fronts, some of our competitors are significantly larger than we are and have greater financial resources and better name recognition than we do. We compete with these entities by emphasizing the underlying science, value, and superior quality of our products, simplicity in our product offerings, and the convenience and financial benefits afforded by our network marketing system and global seamless Compensation Plan.

        Our business is driven primarily by our distributors, whom we refer to as Associates. Our ability to compete with other network marketing companies depends, in significant part, on our success in recruiting and retaining Associates. There can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals interested in network marketing is limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Market America, Inc.; Nu Skin Enterprises, Inc.; NBTY, Inc.; Mannatech; and Schiff Nutrition International, Inc. Based on information that is publicly available, 2006 net sales of the aforementioned companies range from $178 million to $8.7 billion. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

        Trademarks.    We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 13 trademarks that are registered with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

        We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA and the effective marketing of USANA products. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

        Trade Secrets.    We own certain intellectual property, including trade secrets, that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

        Patents.    We have three U.S. patents. Two of our patents relate to the method of extracting an antioxidant from olives and the byproducts of olive oil production. These patents were issued in 2002 and will continue in force for 17 years from the date of issue. In 2003, we entered into a licensing agreement with a supplier to make olive extract using our patented process. Our third patent relates to a method of self preserving our Sensé™ line of products. This patent was issued in May 2007 and will continue in force for approximately 11 years from the date of issue. Currently, it is very difficult to determine the exact future benefit of these patents. We believe, however, that these patents have the potential to generate additional revenue in the future through new product development and royalties from licensing.

        We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Seasonality

        The third quarter is seasonally our softest quarter of each year. In North America, which represents about two thirds of our consolidated net sales, Associate activity tends to slow down as a result of the summer vacation season. Additionally, we hold our International Convention during the third quarter each year, when we typically announce new products. Because our Associates anticipate these new products, they tend to order fewer products in the months preceding this Convention.

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 3, 2008 we had no significant backlog of orders.

Working Capital Practices

        We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our Associates and Preferred Customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost and supply risks.

Environment

        We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

        As of March 3, 2008, we had 956 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

Additional Available Information

        We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. We maintain a World Wide Web site at

www.usanahealthsciences.com. The information on our web site should not be considered part of this report on Form 10-K.

        We make available, free of charge at our corporate web site, copies of our annual reports on SEC Form 10-K, quarterly reports on SEC Form 10-Q, current reports on SEC Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC's on-line database, which is located at www.sec.gov.

Item 1A.    Risk Factors

Forward-Looking Statements and Certain Risks

        The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

        As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products. We rely on non-employee, independent Associates to market and sell our products. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically work at the distribution of the products on a part-time basis and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates. We undertake minimal effort to provide individual training to Associates. Our net sales are directly dependent upon the efforts of these non-employee, independent Associates. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Associates, retaining our existing Associates, and in improving the productivity of our Associates.

        We can provide no assurances that the number of Associates will increase or remain constant or that their productivity will increase. We experienced a 15.0% increase in active Associates during 2007 and 2006, and a 16.7% increase during 2005. The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing

Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.

        The loss of a significant Associate or downline sales organization could adversely affect our business. We rely on the successful efforts of our Associates that become leaders within our Compensation Plan. Our Compensation Plan is designed to permit Associates to sponsor new Associates, creating multiple "business centers," or levels in the downline organization. Sponsored Associates are referred to as "downline" Associates within the sponsoring Associate's "downline network." If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsor's downline network. As a result of this network marketing system, Associates develop business relationships with other Associates. The loss of a key Associate or group of Associates, large turnovers or decreases in the size of the Associate force, seasonal or other decreases in purchase volume, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations. Moreover, our ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

  •
  General business and economic conditions;

  •
  Public perceptions about network marketing programs;

  •
  High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens;

  •
  Public perceptions about the value and efficacy of nutritional, personal care, or weight management products generally;

  •
  Other competing network marketing organizations entering into the marketplace that may recruit our existing Associates or reduce the potential pool of new Associates; and

  •
  Changes to the Compensation Plan required by law or implemented for business reasons that make attracting and retaining Associates more difficult.

        There can be no assurance that we will be able to continue to attract and retain Associates in sufficient numbers to sustain future growth or to maintain our present growth levels, which could have a material adverse effect on our business, financial condition, or results of operations.

        The violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Compensation Plan could adversely affect our business. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Although these policies and procedures prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the distribution of the products, Associates may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties. Legal actions against our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our policies and procedures and Compensation Plan are observed. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

        Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets. Network marketing systems, such as ours, are frequently subject to laws and regulations that are directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than on investment in the sponsoring company. Regulatory authorities, in one or more of our present or future markets, could determine that our network marketing system does not comply with these laws and regulations or that it is prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, or results of operations. Further, we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or we may be forced to alter our Compensation Plan.

        We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales. For example, the United States Federal Trade Commission released a proposed New Business Opportunity Rule on April 5, 2006. The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented. If the proposed rule were adopted as it is currently proposed, it would require USANA to change its current practices regarding pre-sale disclosures.

        We may have or incur obligations relating to the activities of our distributors. Our distributors are subject to taxation, and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or if our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

        Our business is subject to the effects of adverse publicity and negative public perception. Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations. This adverse publicity also adversely impacted the market price of our stock and caused some insecurity among our Associates. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

        The loss of key management personnel could adversely affect our business. Our Founder, Dr. Myron Wentz, is a highly visible spokesman for our products and our business, and our message is based in large part on his vision and reputation, which helps distinguish us from our competitors. Any loss or limitation on Dr. Wentz as a lead spokesman for our mission, business, and products could have a material adverse effect upon our business, financial condition, or results of operations. In addition, our executive officers, including executive vice presidents, are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

        The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues. Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 51.3% of our outstanding common stock at December 29, 2007. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

        Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets. The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the U.S. Food and Drug Administration (FDA) and the U.S. Federal Trade Commission (FTC). For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

        The FDA published the final Good Manufacturing Practice (GMP) regulations for dietary supplements in the Federal Register on June 25, 2007. The final rule goes into effect one year from the publication date, or June 25, 2008, for USANA. Until the rule goes into effect, we must continue to adhere to current good manufacturing practices for food. Although not required to do so, we believe that we have always voluntarily manufactured and continue to manufacture our dietary supplement products in accordance with the standards of the FDA's pharmaceutical model GMPs, and we do not anticipate making any significant changes to our manufacturing practices to comply with these new regulations. Nevertheless, manufacturing dietary supplements is a complex process, and there is no assurance that we will be able to manufacture our existing or future products in compliance with these GMPs.

        On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. This legislation came into effect in December 2007 and requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events involving consumers of their products. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. USANA has an internal adverse event reporting system that has been in place for several years. Based on our current understanding of this legislation and FDA guidance, we do not anticipate the need to make any significant changes to our existing reporting system. Nevertheless, any action by the FDA in response to a serious adverse event report that may be filed by us could materially and adversely affect our ability to successfully market our products.

        In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or a comparable agency. For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia's Therapeutic Goods Administration. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. These activities are also subject to regulation by various agencies of the countries in which our products are sold.

        We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping and reporting requirements, expanded documentation of the properties of certain products, expanded or different labeling, or additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business.

        Our net sales are significantly affected by our success in growing existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business. We have a history of expanding into new international markets. We commenced operations in Australia, New Zealand, and the United Kingdom in 1998 and in Hong Kong in 1999. In 2000, we began limited business activity in Japan, where we launched more formal operations in 2001. In 2002, we began business operations in Taiwan. We commenced operations in South Korea and Singapore in 2003 and opened operations in Mexico in 2004. In 2007 we began business operations in Malaysia. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted will be or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to recruit qualified Associates. Even if we are able to commence operations in foreign countries, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

        On December 1, 2005, China announced the adoption of new regulations governing direct selling. Single-level compensation models are permissible under these new regulations, but multi-level compensation models, as practiced by USANA and many other direct selling companies, are not. If we were to enter the Chinese market, we would be required to adjust our compensation and selling model to comply with these regulations. These adjustments could require more time and effort to enter the Chinese market than would otherwise be necessary, if multi-level compensation models were permissible. Additionally, such adjustments could make it more difficult to be successful there.

        An increase in the amount of incentives paid to Associates would reduce profitability. The payment of Associate incentives is our most significant expense. These incentives include commissions, leadership bonuses, and certain awards and prizes. From time to time, we have changed our Compensation Plan to better manage these incentives as a percentage of net sales. Management closely monitors the amount of Associate incentives that are paid as a percentage of net sales, and they may periodically adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on our earnings. There can be no assurance that changes to the Compensation Plan or product pricing will be successful in maintaining current levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to recruit and retain qualified and motivated Associates. An increase in incentive payments to Associates as a percentage of net sales would reduce our profitability. Associate incentives as a percent of sales in 2005, 2006, and 2007 were 39.4%, 40.1%, and 40.3%, respectively.

        We are subject to risks associated with our reliance upon information technology systems. Our success is dependent on the accuracy, reliability, and proper use of information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Although off-site data back-up is maintained, it is possible that an interruption in these systems could have a material adverse effect on our business, financial condition, or results of operations.

        Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors. We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in "Business—Competition." Numerous manufacturers, Associates, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.

        We are also subject to significant competition from other network marketing organizations for the time, attention, and commitment of new and existing Associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates. There can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals who may be interested in network marketing is limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

        Taxation and transfer pricing considerations affect our operations. In many countries, including the United States, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. and foreign entities and are taxed appropriately. Although we believe that we are in compliance with all material regulations and restrictions in this regard, we are subject to the risk that taxing authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. We are also subject to the risk that taxing authorities in any of our markets could change the laws in a manner that may increase our effective tax rate and/or duties on our products. Under tax treaties, we are eligible to receive foreign tax credits in the United States for foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may or may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we are utilizing all foreign tax credits in the year in which they arise. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition or operating results.

        Exchange rate fluctuations affect our foreign operations and our net sales and earnings. Over the past several years, a significant portion of our net sales have been generated outside the United States. Such sales for the year ended December 29, 2007 represented 59.9% of our total net sales. We will likely continue to expand our foreign operations, exposing us to expanding risks of changes in social, political, and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment or foreign exchange. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our foreign subsidiaries are transacted in U.S. dollars. As operations expand in countries where foreign currency transactions may be made, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. From time-to-time we enter into forward and option foreign exchange contracts to manage currency fluctuations on certain commitments that are denominated in foreign currency, including intercompany cash transfers. We do not use derivative instruments for speculative purposes. There can be no assurance that foreign currency contract transactions will protect our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Those adverse effects would also adversely affect our business, financial condition, or results of operations.

        Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets. In 2004, the financial press reported congestion at West Coast ports caused by increasing cargo volumes, a lack of capacity on the railroads, and a shortage of manpower. We felt the effects in our container shipments to Australia, which required additional use of airfreight to meet demand. Port congestion has since been relieved. Although subsequently there has been no significant port congestion, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs.

        The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers, could have a material adverse effect on our business, financial condition, or results of operations. We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. We also contract with third-party manufacturers and suppliers for the production of some of our products, including gelatin-capsuled supplements, Garlic EC™, OptOmega®, certain powdered drink mixes, and nutrition bars. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. There is a risk that any of our suppliers or manufacturers could discontinue manufacturing our products or selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. We have, in the past, discontinued or temporarily stopped sales of certain products that were manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials or manufactured products that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials and products, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

        Shortages of raw materials may temporarily adversely affect our margins or our profitability related to the sale of those products. In 2003, the demand for Coenzyme Q10 in the nutrition industry began to increase dramatically, which subsequently caused a shortage in supply of this raw material component. As a result, suppliers began re-tooling their manufacturing facilities to increase production capacity in order to meet the growing demand. Certain of our nutritional products were affected by this raw material shortage. Although we identified multiple sources to supply quality raw ingredients, quantities of materials acquired during this shortage were purchased at higher prices, which negatively impacted our gross margins for those products. By mid-2005, some suppliers had re-tooled their manufacturing facilities to increase production capacity of CoQ10, and more competitors entered the market to produce it, which has caused supply to increase and purchase prices to decline to pre-2003 levels. There is no assurance that other raw materials might not be similarly adversely affected in the future.

        Nutritional supplement products may be supported by only limited availability of conclusive clinical studies. Our products include nutritional supplements that are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Some of our products contain innovative ingredients or combinations of ingredients. Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies. Furthermore, because we are highly dependent on consumers' perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that those products prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers' use or misuse of our products or similar products of our competitors.

        As a manufacturer, we may be subject to product liability claims. As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation, although, like any dietary supplement company, we have received reports from individuals who have asserted that they suffered adverse consequences as a result of using our products. The number of reports we have received to date is nominal. These matters historically have been settled to our satisfaction and have not resulted in material payments. We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to such claims in the future or that our insurance coverage will be adequate.

        Our business is subject to particular intellectual property risks. Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products, as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and the interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws. We have also entered into confidentiality agreements with certain of our employees involved in research and development activities. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and in many of the other countries in which we are either presently operating or plan to commence operations in the future. Notwithstanding our efforts, as described above, there can be no assurance that these efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third-parties will not assert claims against us for infringement of the intellectual proprietary rights. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our infringing products. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, or operating results. There can be no assurance that third-party claims will not in the future adversely affect our business, financial condition, or results of operations.

        Our manufacturing activity is subject to certain risks. We manufacture approximately 74% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Salt Lake City, and Draper, Utah. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

        Our stock price has been volatile and subject to various market conditions. There can be no assurance that an active market in our stock will be sustained. The trading price of our common stock has been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

        We may incur liability under our "Athlete Guarantee" program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements. USANA believes that its nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. The Company retains independent testing agencies to conduct periodic checks for banned substances. The Company further believes that, while its products promote good health, they are not otherwise considered to be "performance enhancing" as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency ("WADA"). For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up its claim that athletes who use the Company's products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA will compensate that athlete two times their current annual earnings up to one million dollars, based on the athlete's personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

  •
  Designate lots identified as dedicated to the program and retain additional samples;

  •
  Store designated lot samples externally with a third-party; and

  •
  Establish a chain of custody that requires signatures on behalf of USANA and the third-party to transfer possession of the product lots and that restricts access by USANA employees after the transfer.

All applicants to this Athlete Guarantee program are subject to screening and acceptance by the Company in its sole discretion. Contracts are tailored to fit the athlete's individual circumstances and the amount of the Company's exposure is limited based on the level of sponsorship of the participating athlete. Although the Company believes that the pool of current and potential participants in the program is small, there is no guarantee that an athlete who is accepted in the program will not successfully make a claim against us. The Company currently has no insurance to protect it from potential claims under this program.

Item 1B.    Unresolved Staff Comments

        We received no written comments from the Commission staff that remain unresolved regarding periodic or current reports under the Exchange Act in the 180 days prior to December 29, 2007.

Item 2.    Properties

        We own and lease administrative, manufacturing and distribution facilities throughout the world to conduct our operations.

Owned and Leased Facilities

        In Salt Lake City, Utah, we own a 354,000 square foot facility, which we utilize as our world-wide corporate headquarters. This facility is located on a company-owned 16-acre parcel of land. In 2006, we began construction of an addition to this facility, which is nearing completion. At December 29, 2007, approximately 275,000 square feet of this facility was complete and allocated primarily for manufacturing, distribution, research and development, and administrative purposes. The uncompleted portion of the building will add approximately 79,000 square feet to the facility and will provide us with flexibility to add additional manufacturing, distribution and administrative space, based on our needs as we experience future growth. We expect to have the construction of the uncompleted portion of the building completed by the end of 2008.

        In addition to our corporate headquarters, we own a 10,000 square-foot production studio and office building in Salt Lake City, Utah, a 31,000 square foot manufacturing facility in Tianjin, China and a 48,000 square foot office/warehouse building in Sydney, Australia. We purchased the production studio in connection with our acquisition of FMG Productions, which is now doing business as USANA Studios. USANA Studios now operates at our corporate headquarters facility, and the former facility in which they operated is currently held for sale. We purchased our Australia facility in 2007 to replace the facility that we currently lease there. We are in the process of remodeling and fitting this facility out and anticipate moving our Australian operations to this facility in mid-2008, at which time we will terminate our existing lease there.

        We lease regional offices and distribution warehouses located in Canada, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, and Malaysia. Although we sold our contract manufacturing business during 2007, we continue to lease a portion of the facility in Draper, Utah for the manufacture and packaging of our Sensé™ products.

Productive Capacity

        Based on equipment capacity and current product mix, the average manufacturing and packaging utilization rate at our corporate headquarters building is at approximately 90% of capacity. The

Draper, Utah facility, where our personal care products are manufactured, is at approximately 70% of manufacturing and packaging capacity.

        Current monthly lease commitments for the properties under lease total approximately $330,000.

Item 3.    Legal Proceedings

USANA Health Sciences, Inc. v. Barry Minkow and Fraud Discovery Institute, Inc.

        On March 15, 2007, USANA commenced this action against Barry Minkow and his company, the Fraud Discovery Institute, in the United States District Court, District of Utah, Central Division, claiming that the defendants engaged in activity resulting in defamation, business disparagement, and other claims for relief. USANA amended the complaint in June 2007 to include claims under federal law and California state law that defendant's activity resulted in fraudulent stock manipulation and dropped the claim of defamation. On August 2, 2007 the Court approved our motion for expedited discovery as to the identity of other participants in this alleged manipulation, and we will add them as defendants to the suit, as appropriate. On September 6, 2007, the defendants filed their response to our initial complaint and petitioned the court to dismiss the case or, in the alternative, transfer the venue to the State of California. We subsequently filed our response and requested that the case remain in the State of Utah. In December 2007, the court denied the motion to transfer venue. In March 2008, the Court denied the defendant's motion to dismiss USANA's federal stock manipulation claim, but dismissed USANA's state law claims. The court's ruling also overturned a previous decision awarding the defendants expedited discovery against USANA. We will continue to aggressively pursue this litigation.

Consolidated Shareholder Class Action Lawsuit: Case No. 2:07cv177DAK

        During 2007, three shareholder class action lawsuits were filed in the United States District Court, District of Utah, Central Division, against the Company; Myron W. Wentz, our Chief Executive Officer; David A. Wentz, our President; and Gilbert A. Fuller, our Chief Financial Officer. These lawsuits were prompted by the allegations against the Company by Barry Minkow. By order dated October 17, 2007, the court consolidated these three lawsuits into one action and appointed the lead plaintiff and counsel for the class. The consolidated amended complaint claims, among other things, that we violated Sections 10(b) and 20(a) and SEC Rule 10b-5 under the Exchange Act by knowingly or recklessly failing to make certain statements that the plaintiffs allege should have been made, including statements regarding the multi-level marketing industry and anti-pyramid laws, sustainability of our marketing plan, Associate sales to end-user customers, and Associate turnover, income, and profitability. Plaintiffs assert that because of such alleged omissions, our statements about our future business prospects were lacking in a reasonable basis and that our reported results and financial statements were misstated. These complaints seek damages, pre-judgment interest, costs, attorney's fees, and other further relief deemed appropriate by the court. We believe these claims are distorted, ignore the documented history of public disclosures by the Company on the very subjects allegedly omitted, are not actionable under established interpretations of Sections 10(b) and 20(a) of the Exchange Act, and are without merit. In December 2007, we filed a motion to dismiss this lawsuit. Plaintiffs filed an opposition to our motion to dismiss and the court has ordered a hearing on the motion in April 2008. We will continue to vigorously defend the Company and related defendants in this action. Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Larson on behalf of USANA Health Sciences, Inc. v. Certain Officers and Directors of USANA

        On September 4, 2007, a shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of our present and former directors and officers. This lawsuit was also prompted by the allegations against the Company by Barry Minkow. The derivative complaint contained allegations similar to those asserted in the shareholder class action litigation described above and asserted that, as a result of such allegations, the defendant directors and officers breached their fiduciary duties of good faith and loyalty to the Company and were unjustly enriched. Similar to the shareholder class action, we believed the claims in the derivative complaint were distorted, not actionable under applicable law, and without merit. Consequently, we filed a motion to dismiss the lawsuit during the fourth quarter of 2007. In December 2007, the plaintiff offered to withdraw the lawsuit rather than respond to our motion to dismiss. On December 28, 2007, the court granted the motion to dismiss with prejudice.

Johnson vs. USANA

        In June 2007, two former Associates filed a class action lawsuit against USANA in state court in San Diego, California. The proposed class consists of distributors who were California residents at any time since 1995. The complaint alleges a number of purported material misrepresentations to the market in violation of state pyramid, deceptive business practices, and business fraud law based on some of the same facts alleged in the shareholder class action. This lawsuit was also prompted by the allegations against the Company by Barry Minkow. On September 4, 2007, we filed our answer to the complaint, which contained a general denial of the allegations in the complaint and set forth our affirmative defenses. Plaintiffs and USANA have stipulated to an agreement, which entails USANA producing a limited amount of discovery beginning in February 2008, subject to a confidentiality agreement. Similar to the shareholder class action, we believe the claims in this complaint are distorted, not actionable under applicable law, and without merit. Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Informal Inquiry by the United States Securities and Exchange Commission

        During the first quarter of 2007, we received notification from the SEC, Salt Lake District Office, that it had begun an informal inquiry regarding the Company. This inquiry was also prompted by the allegations against the Company by Barry Minkow. We cooperated fully with the SEC during the course of this inquiry. In January 2008, we received a letter from the SEC which indicated that the matter had been closed and no enforcement action would be recommended against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders during the quarter ended December 29, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on The NASDAQ Global Select Market under the symbol "USNA." The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated:

2006	High	Low
First Quarter	$43.42	$37.38
Second Quarter	$42.70	$35.81
Third Quarter	$47.33	$35.06
Fourth Quarter	$52.84	$42.76

2007	High	Low
First Quarter	$61.80	$45.27
Second Quarter	$49.71	$36.70
Third Quarter	$51.50	$28.51
Fourth Quarter	$48.50	$36.90

        On March 3, 2008, the high and low sales prices of our common stock as reported by NASDAQ were $31.14 and $30.20, respectively.

Shareholders

        As of March 3, 2008, we had approximately 511 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        There were no share repurchases made during the quarter ended December 29, 2007.

Item 6.    Selected Financial Data

        Due to the sale of certain assets related to our former third-party contract manufacturing business, we now operate as one reportable business segment, Direct Selling. Our financial results have been adjusted to reflect the reclassification of sales and related expenses in our former Contract Manufacturing segment to "discontinued operations" for all periods presented. Further information on this can be found in Note B to the Consolidated Financial Statements herein under—"Discontinued Operations."

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year*
	2003	2004	2005	2006**	2007
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$195,980	$259,040	$315,017	$365,166	$423,149
Cost of sales	43,125	57,697	68,703	79,836	87,891

Gross profit	152,855	201,343	246,314	285,330	335,258
Operating expenses:
Associate incentives	76,486	100,960	124,045	146,251	170,383
Selling, general, and administrative	43,992	53,973	59,920	72,410	90,811
Research and development	1,367	1,796	2,212	2,968	3,363

Total operating expenses	121,845	156,729	186,177	221,629	264,557

Earnings from continuing operations	31,010	44,614	60,137	63,701	70,701
Other income (expense), net	192	233	479	1,408	471

Earnings from continuing operations before income taxes	31,202	44,847	60,616	65,109	71,172
Income taxes	10,477	14,243	20,444	22,966	25,243

Income from continuing operations	20,725	30,604	40,172	42,143	45,929
Income (loss) from discontinued operations, net of tax	92	173	(1,178)	(877)	(612)

Net earnings	$20,817	$30,777	$38,994	$41,266	$45,317

Earnings per common share:
Basic
Continuing operations	$1.09	$1.60	$2.13	$2.34	$2.74
Discontinued operations	—	0.01	(0.06)	(0.05)	(0.03)

Net earnings	$1.09	$1.61	$2.07	$2.29	$2.71

Diluted
Continuing operations	$0.98	$1.50	$2.04	$2.25	$2.67
Discontinued operations	—	0.01	(0.06)	(0.05)	(0.04)

Net earnings	$0.98	$1.51	$1.98	$2.20	$2.63

Weighted average common shares outstanding:
Basic	19,018	19,163	18,873	18,053	16,734
Diluted	21,319	20,415	19,721	18,724	17,206
Dividends per share	—	—	—	—	—

	As of
	Jan. 3, 2004	Jan. 1, 2005	Dec. 31, 2005	Dec. 30, 2006	Dec. 29, 2007
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,965	$15,067	$10,579	$27,029	$12,865
Working capital	$18,330	$18,073	$15,274	$20,810	$5,807
Current assets	$38,249	$40,823	$41,830	$60,615	$45,992
Total assets	$65,127	$71,664	$73,708	$100,002	$109,128
Line of credit	$—	$—	$—	$—	$28,000
Other long-term liabilities	$837	$1,017	$1,414	$—	$2,305
Stockholders' equity	$44,371	$47,843	$45,738	$60,197	$38,638
Other Data:
Active Associates	88,000	114,000	133,000	153,000	176,000
Active Preferred Customers	51,000	63,000	70,000	78,000	78,000

Total Active Customers	139,000	177,000	203,000	231,000	254,000

*
The Company's fiscal year ends on the Saturday that is closest to December 31. The 2004, 2005, 2006, and 2007 fiscal years were 52-week years. Fiscal year 2003 was a 53-week year.

**
Effective January 1, 2006, the Company began recognizing equity-based compensation expense in its statements of earnings.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

        We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer; "Associates" and "Preferred Customers." Associates are independent distributors of our products who also purchase our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.

        Our results of operations and financial condition are directly related to the recruitment and retention of Associates and Preferred Customers. We believe that our high quality products and our financially rewarding Compensation Plan are the key components to attracting and retaining Associates. Additionally, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and members of the USANA management team. We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for Associates.

        In addition to Company-sponsored meetings and sales tools, we maintain a website exclusively for our Associates where they can keep up on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which their prospects or retail customers can be directed, e-cards for advertising, and a tax management tool.

        We have ongoing operations in the following markets, which are grouped and presented in four geographic regions:

  •
  North America—United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands

  •
  Southeast Asia/Pacific—Australia-New Zealand, Singapore, and Malaysia*

*
Operations in Malaysia commenced in January 2007.

•
East Asia—Hong Kong and Taiwan

•
North Asia—Japan and South Korea

        The number of active Associates and Preferred Customers are used by management as a key non-financial measure because they are a leading indicator for net sales. For purposes of this report, we only count as "active" those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. During the years presented, changes in net sales were not significantly affected by product price changes, rather, they were affected by increased product sales volume resulting from an increasing number of Associates and Preferred Customers.

        The tables below summarize the changes in our active customer base by geographic region as of the dates indicated.

Active Associates By Region
(rounded to the nearest thousand)

	As of December 30, 2006		As of December 29, 2007		Change from Prior Year	Percent Change
North America	94,000	61.4%	100,000	56.8%	6,000	6.4%
Southeast Asia/Pacific	30,000	19.6%	39,000	22.2%	9,000	30.0%
East Asia	23,000	15.1%	30,000	17.0%	7,000	30.4%
North Asia	6,000	3.9%	7,000	4.0%	1,000	16.7%

	153,000	100.0%	176,000	100.0%	23,000	15.0%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of December 30, 2006		As of December 29, 2007		Change from Prior Year	Percent Change
North America	70,000	89.7%	70,000	89.8%	—	0.0%
Southeast Asia/Pacific	7,000	9.0%	6,000	7.6%	(1,000)	(14.3)%
East Asia	**	0.0%	1,000	1.3%	1,000	N/A
North Asia	1,000	1.3%	1,000	1.3%	—	0.0%

	78,000	100.0%	78,000	100.0%	—	0.0%

**
Active Preferred Customer count was less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of December 30, 2006		As of December 29, 2007		Change from Prior Year	Percent Change
North America	164,000	71.0%	170,000	66.9%	6,000	3.7%
Southeast Asia/Pacific	37,000	16.0%	45,000	17.7%	8,000	21.6%
East Asia	23,000	10.0%	31,000	12.2%	8,000	34.8%
North Asia	7,000	3.0%	8,000	3.2%	1,000	14.3%

	231,000	100.0%	254,000	100.0%	23,000	10.0%

Presentation

        Due to the sale of our third-party contract manufacturing business, we now operate as one reportable business segment, Direct Selling. Our financial results have been adjusted to reflect the reclassification of sales and related expenses in our former Contract Manufacturing segment to "discontinued operations" for all periods presented. Further information on this sale of assets can be found in Note B to the Consolidated Financial Statements herein under "Discontinued Operations."

        Sales and shipping and handling billed to our customers are recorded as revenue when the product is delivered, title has transferred, and risk of loss passes to the customer, net of applicable sales discounts. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. A provision for product returns and allowances is included and is founded on our historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over a twelve-month period.

        Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, and overhead costs that are directly associated with the production and distribution of our products and sales materials, as well as duties and taxes that are associated with the import and export of products. As our international sales increase as a percentage of net sales, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in foreign currency.

        Associate incentive expenses represent our most significant expense at 40.3% of net sales in 2007. Associate incentives include commissions and leadership bonuses that are paid weekly, based on group sales volume points. Compensation paid to our Associates for promotions and contests are also reported as a component of Associate incentives. Products are assigned a sales volume point value that is independent of the product's price. Associates earn commissions based on sales volume points that are generated in their downline organization. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their "Qualifying Purchases." Qualifying Purchases are the amount of product that Associates must purchase each month, which they must either resell to consumers or personally use in order to qualify to earn commissions or bonuses under USANA's Compensation Plan. Commissions paid to an Associate on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

        Selling, general, and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, advertising, and professional fees, along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general, and administrative expenses. Significant depreciation and amortization expense is incurred as a result of investments in physical facilities, computer and telecommunications equipment, and systems to support international expansion. We anticipate that additional capital investments will be required in future periods to promote and support our anticipated growth in sales and customers.

        Research and development expenses include costs incurred in developing new products, enhancing existing products, and in formulating products for introduction into international markets.

        Sales to customers outside the United States are made in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for the period. Most of our raw material purchases from suppliers and our product purchases from third-party manufacturers are transacted in U.S. dollars. Consequently, our sales and net earnings may be affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar.

Results of Operations

        The following table summarizes our consolidated operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2005	2006	2007
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	21.8%	21.9%	20.8%

Gross profit	78.2%	78.1%	79.2%
Operating expenses:
Associate incentives	39.4%	40.1%	40.3%
Selling, general, and administrative	19.0%	19.8%	21.5%
Research and development	0.7%	0.8%	0.8%

Total operating expenses	59.1%	60.7%	62.6%

Earnings from continuing operations	19.1%	17.4%	16.6%
Other income, net	0.2%	0.4%	0.1%

Earnings from continuing operations before income taxes	19.3%	17.8%	16.7%
Income taxes	6.5%	6.3%	6.0%

Income from continuing operations	12.8%	11.5%	10.7%
Loss from discontinued operations, net of tax	(0.4)%	(0.2)%	(0.1)%

Net earnings	12.4%	11.3%	10.6%

Summary of 2007 Financial Results and Developments

        Fiscal 2007 marked the sixth consecutive year of net sales and earnings growth for USANA, with net sales increasing nearly 16% to $423.1 million and with income from continuing operations increasing 9.0% to $45.9 million. Overall sales growth during the year can be attributed to an increased number of active Associates who purchased our products. Additionally, in January 2007, we began operations in Malaysia, which contributed $17.1 million to net sales for the year. Also, during 2007, we benefited from changes in foreign currency, which added $10.9 million to net sales for the full year. The increase in income from continuing operations can be attributed in large part to increased net sales and to improved gross profit margin, which were offset partially by higher operating costs.

        During fiscal 2007, we held our second Asia Pacific Convention in Sydney, Australia, as well as our 15th annual International Convention in Salt Lake City, Utah. At our International Convention, we introduced MyHealthPak™, a new, customizable packaging system for our supplement products that allows customers to create personalized selections of nutritional supplements in daily AM and PM pillow packs. MyHealthPak is currently available only to U.S. and Canadian customers. Because MyHealthPak is simply a new packaging system of the bottled products that many customers currently consume, we expect that sales of this product will increase gradually as customers begin to see the benefits of custom pillow packs and consume their existing supplies of bottled products.

        Also, during the year, we sold our third-party contract manufacturing business, which resulted in operations for the Contract Manufacturing segment being accounted for as "discontinued operations" in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." We retained the assets that are associated with manufacturing and packaging our Sense™ skin and beauty care products and will continue to manufacture these products.

Fiscal Year 2007 compared to Fiscal Year 2006

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 30, 2006 and December 29, 2007:

	Net Sales by Region (in thousands) Year Ended
					Change from Prior Year	Percent Change
	2006		2007
North America	$246,489	67.5%	$267,235	63.1%	$20,746	8.4%
Southeast Asia/Pacific	65,104	17.8%	90,690	21.4%	25,586	39.3%
East Asia	37,478	10.3%	49,314	11.7%	11,836	31.6%
North Asia	16,095	4.4%	15,910	3.8%	(185)	(1.1)%

	$365,166	100.0%	$423,149	100.0%	$57,983	15.9%

        North America.    Net sales in North America, our largest region, increased $20.7 million, or 8.4%, in 2007, compared with 2006. This growth consisted of modest growth in our most mature market, the United States, of 6.4%, strong growth in Mexico of 23.1%, and growth in Canada, much of which came from changes in foreign currency, resulting in a benefit of approximately $4.2 million. Sales growth in this region, however, was adversely affected by various false allegations against the Company that were disseminated in the mass media. We believe these challenges are now largely behind us. During 2008, we plan to implement several new Associate-related initiatives that are designed to regain our momentum in this region.

        Southeast Asia/Pacific.    Net sales in Southeast Asia/Pacific increased $25.6 million, or 39.3%, in 2007, compared with 2006. This growth was bolstered by the opening of our Malaysia market in January 2007, which contributed $17.1 million in net sales during the year. Also contributing to growth in this region during 2007 were changes in foreign currency, which resulted in a benefit of approximately $6.9 million, most of which came from Australia-New Zealand.

        Although Malaysia added significantly to net sales in this region, we believe that a portion of the sales generated in Malaysia would have otherwise been generated in existing markets within this region, as well as in the North Asia and East Asia regions, due to the seamless nature of our Compensation Plan.

        East Asia.    Net sales in East Asia increased $11.8 million, or 31.6%, in 2007, compared with 2006. This growth included strong growth in Hong Kong of 62.2% to $26.4 million, and modest growth in Taiwan of 8.0% to $22.9 million. Sales growth in this region was largely driven by an increase in the number of active Associates in this region.

        North Asia.    Net sales in North Asia decreased $185 thousand, or 1.1%, in 2007, compared with 2006. This decline was due to a 2.0% decrease in South Korea sales to $6.8 million. Net sales in this region continue to be soft due to the lack of Associate leadership. A strategic decision was made during mid-2007 to reorganize our internal reporting structure with our vice president of East Asia now having oversight in this region. We believe this change will help bolster trust with our Associate leadership and foster growth in this region.

Gross Profit

        Gross profit increased to 79.2% of net sales in 2007 from 78.1% in 2006. This improvement in gross profit margin can be attributed to reduced inventory scrap of about $1.5 million, and lower relative freight costs on shipments to our customers. Also contributing to the improvement in gross profit was a reduction of sales of the edition of Success From Home magazine that features the

Company (which were sold at cost and included free shipping during the third and fourth quarters of 2006).

Associate Incentives

        Associate incentives were slightly higher during 2007, at 40.3% of net sales, compared with 40.1% in 2006. This increase is the result of a higher payout of base Compensation Plan commissions, which was partially offset by reduced amounts spent on contests and promotions relative to 2006.

Selling, General, and Administrative Expenses

        Selling, general, and administrative expenses increased to 21.5% of net sales in 2007 from 19.8% in 2006. In absolute terms, our selling, general and administrative expenses increased in 2007 by $18.4 million. This increase, both as a percentage of net sales and in absolute terms, can be attributed to the following:

  •
  Wage-related increases of $9.8 million, which includes a strategic initiative to hire additional employees to add "bench strength," and additional wages expense related to Malaysia, and increased equity compensation expense;

  •
  A $6.1 million increase in spending to support growing sales and an increased number of customers, which includes $1.2 million spent to support our Malaysia market that commenced operations in January 2007; and

  •
  Legal and other professional services of $2.5 million that related to defending false allegations against the Company that were disseminated in the mass media.

Other Income

        Other income decreased from $1.4 million in 2006 to $471 thousand in 2007. This decrease can largely be attributed to an increase in interest expense, resulting from our line of credit, of $696 thousand (net of $705 thousand related to funds borrowed for the expansion of our corporate and Australia facilities, which was capitalized). Additionally, and to a lesser extent, interest income also decreased due to lower cash balances and to lower foreign currency gains.

Income Taxes

        Income taxes totaled 35.5% of earnings before income taxes in 2007, compared with 35.3% in 2006. This change was due to the complete phase-out of the Extraterritorial Income Exclusion ("EIE"), which provided an effective tax rate reduction of 1.8% in 2006. In 2007, the complete EIE phase-out was partially offset by tax benefits from a 6.0% deduction for qualified production activities, a favorable adjustment due to the expiration of statutes of limitations on uncertain tax positions, and favorable 2006 tax return adjustments.

Income from Continuing Operations

        Income from continuing operations increased 9.0% to $45.9 million in 2007, which is an increase of $3.8 million from $42.1 million in 2006. This increase is due primarily to increased net sales and an improved gross profit margin, which were offset partially by higher operating costs.

        Diluted earnings per share from continuing operations improved to $2.67 during 2007, which is an increase of $0.42, or 18.7%, from $2.25 in 2006. This improvement resulted from share repurchases and retirements during the first nine months of 2007, which lowered the diluted shares outstanding by 8.1%, resulting in an $0.18 benefit per share. Also contributing to the improvement was an increase in income from continuing operations.

Fiscal Year 2006 compared to Fiscal Year 2005

Net Sales

        Changes in net sales are primarily associated with the recruitment and retention of Associates and Preferred Customers. The following tables summarize the changes in our active customer base by geographic region as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of December 31, 2005		As of December 30, 2006		Change from Prior Year	Percent Change
North America	82,000	61.6%	94,000	61.4%	12,000	14.6%
Southeast Asia/Pacific	27,000	20.3%	30,000	19.6%	3,000	11.1%
East Asia	17,000	12.8%	23,000	15.1%	6,000	35.3%
North Asia	7,000	5.3%	6,000	3.9%	(1,000)	(14.3)%

	133,000	100.0%	153,000	100.0%	20,000	15.0%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of December 31, 2005		As of December 30, 2006		Change from Prior Year	Percent Change
North America	63,000	90.0%	70,000	89.7%	7,000	11.1%
Southeast Asia/Pacific	6,000	8.6%	7,000	9.0%	1,000	16.7%
East Asia	**	0.0%	**	0.0%	—	N/A
North Asia	1,000	1.4%	1,000	1.3%	—	0.0%

	70,000	100.0%	78,000	100.0%	8,000	11.4%

**
Active Preferred Customer count was less than 500.

Total Active Customers By Region
(rounded to the nearest thousand)

	As of December 31, 2005		As of December 30, 2006		Change from Prior Year	Percent Change
North America	145,000	71.4%	164,000	71.0%	19,000	13.1%
Southeast Asia/Pacific	33,000	16.2%	37,000	16.0%	4,000	12.1%
East Asia	17,000	8.4%	23,000	10.0%	6,000	35.3%
North Asia	8,000	4.0%	7,000	3.0%	(1,000)	(12.5)%

	203,000	100.0%	231,000	100.0%	28,000	13.8%

        The following table summarizes the changes in net sales by geographic region for the fiscal years ended December 31, 2005 and December 30, 2006:

	Net Sales by Region (in thousands) Year Ended
					Change from Prior Year	Percent Change
	2005		2006
North America	$209,445	66.5%	$246,489	67.5%	$37,044	17.7%
Southeast Asia/Pacific	58,300	18.5%	65,104	17.8%	6,804	11.7%
East Asia	32,349	10.3%	37,478	10.3%	5,129	15.9%
North Asia	14,923	4.7%	16,095	4.4%	1,172	7.9%

	$315,017	100.0%	$365,166	100.0%	$50,149	15.9%

        North America.    Net sales in North America, our largest and most mature region, increased $37.0 million, or 17.7%, in 2006, compared with 2005. This growth consisted of strong growth in our most mature market, the United States, of 18.7%, and strong growth in Mexico of 29.3%. Canada also had a strong increase in sales of 12.7%, however much of this increase came from changes in foreign currency, resulting in a benefit of approximately $4.4 million. This increase was driven by an increase in the number of active Associates and, to a lesser extent, to an increase in the number of active Preferred Customers. The increase in customers was a result of unique contests and promotions, Company-sponsored events, and the introduction of new products and sales tools.

        Southeast Asia/Pacific.    Net sales in Southeast Asia/Pacific increased $6.8 million, or 11.7%, during 2006, compared with 2005. This change included an 8.1% increase in sales in Australia-New Zealand to $48.3 million, and a 23.5% increase in sales in Singapore to $16.8 million. This growth was due to an 11.1% increase in the number of active Associates and a 16.7% increase in the number of Preferred Customers.

        East Asia.    Net sales in East Asia increased $5.1 million, or 15.9%, during 2006, compared with 2005. This increase was driven primarily by 32.8% growth in Hong Kong to $16.3 million. Sales in Taiwan increased a modest 5.5% on a year-over-year basis to $21.2 million. The growth in this region in 2006 was due to a 35.3% increase in the number of Associates.

        North Asia.    Net sales in North Asia increased by $1.2 million, or 7.9%, in 2006, compared with 2005. Although changes in foreign currency did not significantly affect overall sales growth in this region, it did considerably affect each market within this region. The overall year-over-year change in this region comprised a 10.1% decrease in sales in Japan to $9.2 million, and a 46.1% increase in sales in South Korea to $6.9 million.

Gross Profit

        Gross profit decreased slightly to 78.1% of net sales in 2006 from 78.2% in 2005. This decrease can be attributed primarily to the following:

  •
  Higher freight costs on shipments to customers;

  •
  The required inclusion of equity-based compensation expense; and

  •
  Additional costs relating to our promotions on the Success from Home magazine, which included selling them to our Associates at cost and offering free shipping on packs of 56 magazines when such orders were placed on our monthly product subscription program known as "Autoship."

        This increase was partially offset by lower costs on certain key raw materials, such as Coenzyme Q10.

Associate Incentives

        Expenses related to Associate incentives represent our most significant cost as a percentage of net sales. Associate incentives increased to 40.1% of net sales in 2006, compared with 39.4% in 2005. This increase can be primarily attributed to an increase in amounts paid on incentive promotions, including higher-paying contests and promotions.

Selling, General, and Administrative Expenses

        Selling, general, and administrative expenses increased to 19.8% of net sales in 2006 from 19.0% in 2005. This increase, as a percentage of net sales, can be attributed largely to the recognition of equity-based compensation expense, the selling, general and administrative portion of which totaled 1.0% of net sales in 2006. This increased cost, as a percentage of sales, was partially offset by modest operating leverage that resulted from our growing sales base.

        In absolute terms, our selling, general and administrative expenses increased by $12.5 million from 2005 to 2006. This absolute increase in selling, general and administrative expenses can, in great part, be attributed to the following:

  •
  Increased spending of $8.8 million including that related to supporting growth in our existing markets as well as our international expansion efforts (mostly in Malaysia, which totaled $210 thousand); and

  •
  Expensing of equity-based compensation of $3.7 million;

Other Income

        Other income increased to $1.4 million in 2006 from $479 thousand in 2005. This improvement can be attributed to foreign currency gains.

Income Taxes

        Income taxes totaled 35.3% of earnings from continuing operations before income taxes in 2006, compared with 33.7% in 2005. This increase reduced diluted earnings per share from continuing operations in 2006 by approximately $0.05. This increase can be attributed to a 40% phase-out of the Extraterritorial Income Exclusion in 2006, a tax expense associated with non-deductible value-added taxes, and taxes associated with equity-based compensation under SFAS No. 123(R). This increase in our 2006 effective tax rate increase was partially offset by an increase in the 2006 Federal Incremental Research Credit.

Income From Continuing Operations

        Income from continuing operations increased 4.9% to $42.1 million in 2006, an increase of $1.9 million, from $40.2 million in 2005. Income from continuing operations slowed during 2006 due to the following:

  •
  The inclusion of equity-based compensation expense that impacted income from continuing operations by $3.2 million;

  •
  Higher relative incentives to our Associates;

  •
  Increased expenses that were associated with our international expansion efforts; and

  •
  A higher effective tax rate.

        Diluted earnings per share from continuing operations improved to $2.25 in 2006, an increase of $0.21, from $2.04 in 2005. Diluted earnings per share from continuing operations in 2006 included equity-based compensation expense that reduced earnings per share by $0.17, whereas the diluted earnings per share from continuing operations of $2.04 in 2005 did not include equity-based compensation expense. Share repurchases and retirements during 2006 added $0.06 to diluted earnings per share from continuing operations.

Quarterly Financial Information (Unaudited)

        The following tables set forth unaudited quarterly operating results for each of the last eight fiscal quarters, as well as percentages of net sales for certain data for the periods indicated. This information is consistent with the Consolidated Financial Statements herein and includes normally recurring adjustments that management considers to be necessary for a fair presentation of the data. Due to the sale of certain assets related to our former third-party contract manufacturing business, we now operate as one reportable business segment, Direct Selling. Our financial results have been adjusted to reflect the reclassification of sales and related expenses in our former Contract Manufacturing segment to "discontinued operations" for all periods presented. Further information on this can be found in Note B to the Consolidated Financial Statements herein under—"Discontinued Operations." Quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the audited Consolidated Financial Statements and notes thereto that are included elsewhere in this report.

	Quarter Ended
	April 1, 2006	July 1, 2006	Sept. 30, 2006	Dec. 30, 2006	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$85,384	$89,694	$91,967	$98,121	$100,678	$107,542	$106,181	$108,748
Cost of sales	18,378	19,319	20,274	21,865	20,586	22,443	21,960	22,902

Gross profit	67,006	70,375	71,693	76,256	80,092	85,099	84,221	85,846
Operating expenses:
Associate incentives	34,006	36,025	36,994	39,226	39,549	43,280	43,021	44,533
Selling, general, and administrative	17,489	17,910	17,798	19,213	21,501	22,531	23,053	23,726
Research and development	674	756	830	708	930	902	864	667

Total operating expenses	52,169	54,691	55,622	59,147	61,980	66,713	66,938	68,926

Earnings from continuing operations	14,837	15,684	16,071	17,109	18,112	18,386	17,283	16,920
Other income (expense), net	295	336	65	712	471	(13)	(270)	283

Earnings from continuing operations before
Income taxes	15,132	16,020	16,136	17,821	18,583	18,373	17,013	17,203
Income taxes	5,373	5,462	5,698	6,433	6,783	6,966	5,350	6,144

Income from continuing operations	9,759	10,558	10,438	11,388	11,800	11,407	11,663	11,059
Loss from discontinued operations	(199)	(214)	(215)	(249)	(114)	(93)	(405)	—

Net earnings	$9,560	$10,344	$10,223	$11,139	$11,686	$11,314	$11,258	$11,059

Earnings (loss) per common share*:
Basic
Continuing operations	$0.53	$0.58	$0.59	$0.64	$0.66	$0.68	$0.72	$0.68
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)	(0.01)	—	(0.02)	—

Net earnings	$0.52	$0.57	$0.57	$0.62	$0.65	$0.68	$0.70	$0.68

Diluted
Continuing operations	$0.51	$0.56	$0.56	$0.62	$0.64	$0.66	$0.70	$0.67
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	—	(0.02)	—

Net earnings	$0.50	$0.55	$0.55	$0.61	$0.63	$0.66	$0.68	$0.67

Weighted average shares outstanding:
Basic	18,460	18,149	17,780	17,824	17,896	16,709	16,173	16,160
Diluted	19,228	18,777	18,486	18,405	18,463	17,163	16,613	16,586

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Earnings as a percentage of Net Sales:

	Quarter Ended
	April 1, 2006	July 1, 2006	Sept. 30, 2006	Dec. 30, 2006	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.5	21.5	22.0	22.3	20.4	20.9	20.7	21.1

Gross profit	78.5	78.5	78.0	77.7	79.6	79.1	79.3	78.9
Operating expenses:
Associate incentives	39.8	40.2	40.2	40.0	39.3	40.2	40.5	41.0
Selling, general and administrative	20.5	20.0	19.4	19.6	21.4	21.0	21.7	21.8
Research and development	0.8	0.8	0.9	0.7	0.9	0.8	0.8	0.6

Total operating expenses	61.1	61.0	60.5	60.3	61.6	62.0	63.0	63.4

Earnings from continuing operations	17.4	17.5	17.5	17.4	18.0	17.1	16.3	15.5
Other income (expense), net	0.3	0.4	0.1	0.7	0.5	(0.0)	(0.3)	0.3

Earnings from coninuing operations before
Income taxes	17.7	17.9	17.6	18.1	18.5	17.1	16.0	15.8
Income taxes	6.3	6.1	6.2	6.6	6.7	6.5	5.0	5.6

Income from continuing operations	11.4	11.8	11.4	11.5	11.8	10.6	11.0	10.2
Loss from discontinued operations	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)	(0.4)	—

Net earnings	11.2%	11.6%	11.2%	11.3%	11.6%	10.5%	10.6%	10.2%

        We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

  •
  The recruiting and retention of Associates;

  •
  The opening of new markets;

  •
  The timing of Company-sponsored events, contests, and promotions;

  •
  Fluctuations in currency exchange rates;

  •
  New product introductions;

  •
  The timing of holidays, which may reduce the amount of time that our Associates spend selling products or recruiting new Associates;

  •
  The negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products in some countries;

  •
  The adverse effect of a failure by us or an Associate (or allegations of such failure) to comply with applicable governmental regulations;

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

        Because our products are ingested by consumers or applied to their bodies, we are highly dependent upon consumers' perception of the safety, quality, and efficacy of our products. As a result, substantial negative publicity, whether founded or unfounded, concerning one or more of our products or of other products that are similar to our products could adversely affect our business, financial condition, or results of operations.

        As a result of these and other factors, quarterly revenues, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that we will be able to increase revenues in future periods or be able to sustain the level of revenue or rate of revenue growth on a quarterly or annual basis that we have sustained in the past. Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors. If that occurred, the market price of our common stock would likely decline.

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements, including funding for the expansion of our operations, through net cash flows that have been provided by our operating activities and have periodically utilized our line of credit in doing so. Our principal source of liquidity is our operating cash flows, the availability of which is directly affected by variations in the sales of our products. There are no material restrictions on our ability to transfer and remit funds among our international subsidiaries. In 2007, net cash flows from operating activities totaled $57.2 million, compared with $60.2 million in 2006. Cash and cash equivalents decreased to $12.9 million at December 29, 2007, from $27.0 million at December 30, 2006. Net working capital decreased to $5.8 million at December 29, 2007, compared with $20.8 million at December 30, 2006. Most of this decrease resulted from the drop in cash and cash equivalents. During 2007, much of our cash flows from operating activities and cash and cash equivalents, as well as amounts available under our line of credit, were utilized to purchase shares of our common stock under the Company's share repurchase plan, totaling $79.6 million. Additionally, $26.3 million was spent on property and equipment, including costs for the expansion of our corporate headquarters in Salt Lake City, Utah, as well as a portion of the purchase, remodel, and fit-out of a new facility in Sydney, Australia, both of which are discussed further below.

        We are expanding our corporate headquarters and anticipate that this expansion will involve a total investment of approximately $21 million, an increase from the $16 million estimate that we provided in our 2006 Form 10-K. This increase is primarily due to a further increase in the scope of the expansion, as well as to continuing increases in the cost of materials. As of December 29, 2007, billings on this expansion totaled $17.7 million, of which $16.6 million was paid and of which $1.1 million was accrued for work performed through December 29, 2007.

        We have purchased a facility in Sydney, Australia, and we expect to move our Australian operations to this new facility in mid-2008. We anticipate that the purchase, remodel, and fit-out of this facility will require a total investment of approximately $14 million, an increase from the $9.6 million estimate that we provided in our 2006 Form 10-K. This increase is due to a further increase in the scope of the remodel and fit-out. As of December 29, 2007, billings on this facility, including the remodel and fit-out, totaled $9.0 million, of which $8.5 million was paid and of which $0.5 million was accrued for work performed through December 29, 2007.

        During the quarter ended June 30, 2007, our $25 million credit facility was amended, increasing the line of credit to $40 million. As of December 29, 2007, our outstanding balance on this line of credit was $28.0 million. This balance primarily consists of amounts that we have used to expand our facilities in Salt Lake City, Utah, and in Sydney, Australia, as well as to fund share repurchases and retirements.

        The credit agreement relating to our line of credit contains restrictive covenants that are based on EBITDA and a specified debt coverage ratio. As of December 29, 2007, we were in compliance with these covenants. This credit agreement also contains other covenants which are customary for a financing transaction, including a covenant that requires us to comply in all material respects with all laws applicable to us, with which we believe we were in compliance as of December 29, 2007.

        We believe that current cash balances, cash provided by operations, and amounts available under our line of credit will be sufficient to cover our capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available on favorable terms. We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons. Such financing may include the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

        We believe that the future investments in our corporate headquarters, as well as in the new facility in Australia, will be funded with cash flows generated from operations, and, to the extent necessary, with our line of credit. Our total investments in property, plant, and equipment in 2008 are expected to be between $15 and $20 million, including the aforementioned facilities.

        During the fiscal year ended December 29, 2007, directors, officers, and employees exercised equity awards, resulting in cash proceeds to the Company of $3.1 million.

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to December 29, 2007:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$8,160	$3,815	$4,021	$324	$—
Capital Commitments	11,571	11,571	—	—	—
Other Commitments	5,904	3,096	2,246	562	—

Total Contractual Obligations	$25,635	$18,482	$6,267	$886	$—

        Included in "Capital Commitments" to be paid in less than one year is the estimated remaining of $4.4 million for the expansion to our corporate headquarters building, and the $5.5 million to complete the remodel and fit-out of the Australia facility.

        Additionally, we maintain a line of credit, which had a balance of $28.0 million as of December 29, 2007. We will be required to pay the balance on our line of credit in full at the time of maturity; May 2011. Also, please refer to Note E to the Consolidated Financial Statements for information on our potential obligations under FIN No. 48, "Accounting for Uncertainty in Income Taxes—an

interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income tax positions.

Inflation

        We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Estimates

        Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Our significant accounting policies are described in Note A to the Consolidated Financial Statements herein. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management's most subjective judgments. We believe that our most critical accounting estimates are described in this section.

  Revenue Recognition.

  •
  In accordance with Staff Accounting Bulletin 104, "Revenue Recognition," revenue is recognized at the estimated point of delivery of the merchandise, at which point the risks and rewards of ownership have passed to the customer. SAB 104 specifies that revenue is realizable when the following four criteria are met: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. We require cash or credit card payment prior to shipping and do not extend credit to customers.

  •
  Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities.

  •
  A provision for product returns and allowances is established and is founded on our historical experience.

  •
  In accordance with Emerging Issues Task Force No 00-10, "Accounting of Shipping and Handling Fees and Costs," amounts billed to customers for shipping and handling are classified as revenue.

  •
  In accordance with the guidelines of Emerging Issues Task Force No 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," commissions paid to an Associate on his or her own orders are captured and reported as a reduction to net sales in the form of a sales discounts. Management estimates, based on the structure of USANA's Compensation Plan, that an Associate who places an order with sales volume points in a personal sales position will eventually be paid commission on that purchase. Such reduction of revenue for Associates outside of the United States is converted to U.S. Dollars at the average currency exchange rate for the period.

  •
  We collect an annual renewal fee from our Associates that is deferred when it is collected and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Allowance for Inventory Valuation.    Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. An allowance for inventory valuation is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the allowance, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in additional reserves.

        Valuation of Goodwill and Impairment Analysis.    Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; however it is tested at least annually for impairment or more frequently if events (or changes in circumstances) indicate impairment. We use a two-step approach to test for impairment. The first step involves testing for impairment of goodwill by estimating the fair values of reporting units. We determine the fair value of reporting units that we have acquired using widely accepted valuation methods, including both a market approach and an income approach. The market approach involves judgment when considering the appropriateness of comparable entities and the use of related multiples to determine fair value in terms of operating activities, size, and scope. The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows. If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. There were no changes in the carrying amount of goodwill for each of the acquired subsidiaries for the year ended December 29, 2007.

        Accounting for Income Taxes.    We calculate income taxes in each of the jurisdictions in which we operate in accordance with SFAS No. 109, "Accounting for Income Taxes." This process involves estimating our current tax exposure, together with assessing temporary differences for items treated differently for tax and financial reporting. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Additional information is available in Note E to the Consolidated Financial Statements herein. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

        In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the required accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not." FIN 48 also provides guidance on the measurement, classification, and disclosure of tax return positions in the financial statements. FIN 48 was effective for the Company's first quarterly reporting period in 2007. The impact of adopting FIN 48 was not material.

        On an interim basis, we estimate what our effective tax rate will be for the full fiscal year, and we record a quarterly income tax provision in accordance with this anticipated effective rate. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This estimation process periodically results in changes to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

        Equity-Based Compensation.    We calculate equity-based compensation expense using the provisions of SFAS No. 123(R), "Share Based Payment." Under the fair value recognition provisions of this statement, equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. For more information regarding the assumptions and estimates used in calculating this equity-based compensation expense, see Note L to the Consolidated Financial Statements herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We conduct business in several countries and intend to continue to expand our foreign operations. Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties that are inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in our foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, to changes in United States laws and regulations relating to foreign trade and investment.

        Foreign Currency Risks.    Net sales outside the United States represented 57.4%, 56.4%, and 59.9% of our net sales in 2005, 2006, and 2007 respectively. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates affect the relative prices at which we sell our products. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

        We seek to reduce exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. Our strategy in this regard includes entering into foreign currency exchange contracts to manage currency fluctuations in our expected net cash flow from certain of our international markets, which are primarily represented by intercompany cash transfers. More specifically, we purchase put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate ("strike price"). These contracts provide protection in the event that the foreign currency weakens beyond the option strike price. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements. At various periods throughout 2007, we had contracts in place to offset our exposure to the Canadian Dollar, New Zealand Dollar, New Taiwan Dollar, and the Mexican Peso; none of which, individually or in the aggregate, had a material affect on our results of operations. As of December 29, 2007, we had no contracts in place to offset exposure to foreign currencies. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our foreign currency transactions.

        Following are the average exchange rates of foreign currency units to one U.S. dollar for each of our foreign markets for fiscal years 2005, 2006, and 2007:

	Year ended
	2005	2006	2007
Canadian Dollar	1.21	1.13	1.07
Australian Dollar	1.31	1.33	1.19
New Zealand Dollar	1.42	1.54	1.36
Hong Kong Dollar	7.78	7.77	7.80
Japanese Yen	109.95	116.27	117.67
New Taiwan Dollar	32.13	32.52	32.85
Korean Won	1,023.94	954.46	929.03
Singapore Dollar	1.66	1.59	1.51
Mexican Peso	10.89	10.90	10.93
Chinese Yuan(1)	8.08	7.97	7.61
Malaysian Ringitt	*	*	3.44

    (1)
    The 2005 Chinese Yuan exchange rate represents the average for the first three months of operations of our Chinese manufacturing facility, which we acquired in October 2005.

    *
    USANA operations had not commenced during period indicated.

        Interest Rate Risks.    As of December 29, 2007, we had a balance of $28.0 million outstanding on our line of credit, with a weighted-average interest rate of 6.0%. This interest rate is computed at the bank's Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months. The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 29, 2007.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, using those criteria, management concluded that, as of December 29, 2007, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 29, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 29, 2007, that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.    Executive Compensation

        The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.    Principal Accounting Fees and Services

        The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this Form:

  1.
  Financial Statements

    2.
    Financial Statement Schedules.    [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

    3.
    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
3.2	Bylaws (Incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
4.1	Specimen Stock Certificate for Common Stock, no par value (incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)
10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*
10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (incorporated by reference to Report on Form 10-K, filed March 6, 2006)*
10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (incorporated by reference to Report on Form 10-K, filed March 6, 2006)*
10.4	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)
10.5	Amendment, dated May 17, 2006, to Credit Agreement, dated June 16, 2004 (incorporated by reference to Report on Form 10-Q for the period ended September 30, 2006)
10.6	Amendment, dated April 24, 2007, to Credit Agreement, dated June 16, 2004 (incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)
10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 25, 2006)*
10.8
Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
10.9
Form of Stock Option Agreement for award of non-statutory stock options to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

10.10
Form of Incentive Stock Option Agreement for award of incentive stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
10.11
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
10.12
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
10.13
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of March 3, 2008 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP) (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

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

Date: March 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2008
/s/ DAVID A. WENTZ David A. Wentz	President	March 13, 2008
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 13, 2008
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 13, 2008
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 13, 2008
/s/ GILBERT A. FULLER Gilbert A. Fuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of USANA Health Sciences, Inc.

        In our opinion, the consolidated balance sheet and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at December 29, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in, Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, UT
March 4, 2008

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and Subsidiaries (the "Company") as of December 30, 2006, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANA Health Sciences, Inc. and Subsidiaries as of December 30, 2006, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A to the consolidated financial statements, the Company adopted Statement 123R, Share-Based Payment, on a modified prospective basis as of January 1, 2006.

        As discussed in Note B to the consolidated financial statements, on June 5, 2007, the Company adopted a plan to discontinue the operations of its third-party contract manufacturing business. The financial statements referred to above include the effects of the adjustments which have been retrospectively applied.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 19, 2007, except for Note B as to which the date is March 12, 2008.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30, 2006	December 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$27,029	$12,865
Inventories	22,483	19,439
Prepaid expenses and other current assets	8,908	11,639
Deferred income taxes	2,195	2,049

Total current assets	60,615	45,992
Property and equipment, net	30,323	52,061
Assets held for sale	—	607
Goodwill	5,690	5,690
Other assets	3,374	4,778

	$100,002	$109,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,241	$8,111
Other current liabilities	29,564	32,074

Total current liabilities	39,805	40,185
Line of credit	—	28,000
Other long-term liabilities	—	2,305
Stockholders' equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 17,859 as of December 30, 2006 and 16,198 as of December 29, 2007	18	16
Additional paid-in capital	15,573	7,525
Retained earnings	44,251	30,108
Accumulated other comprehensive income	355	989

Total stockholders' equity	60,197	38,638

	$100,002	$109,128

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2005	2006	2007
Net sales	$315,017	$365,166	$423,149
Cost of sales	68,703	79,836	87,891

Gross profit	246,314	285,330	335,258
Operating expenses:
Associate incentives	124,045	146,251	170,383
Selling, general and administrative	59,920	72,410	90,811
Research and development	2,212	2,968	3,363

Total operating expenses	186,177	221,629	264,557

Earnings from continuing operations	60,137	63,701	70,701
Other income (expense):
Interest income	561	654	555
Interest expense	(12)	(110)	(806)
Other, net	(70)	864	722

Other income (expense), net	479	1,408	471

Earnings from continuing operations before income taxes	60,616	65,109	71,172
Income taxes	20,444	22,966	25,243

Income from continuing operations	40,172	42,143	45,929
Loss from discontinued operations, net of tax benefit	(1,178)	(877)	(612)

Net earnings	$38,994	$41,266	$45,317

Earnings (loss) per common share
Basic
Continuing operations	$2.13	$2.34	$2.74
Discontinued operations	(0.06)	(0.05)	(0.03)

Net earnings	$2.07	$2.29	$2.71

Diluted
Continuing operations	$2.04	$2.25	$2.67
Discontinued operations	(0.06)	(0.05)	(0.04)

Net earnings	$1.98	$2.20	$2.63

Weighted average common shares outstanding
Basic	18,873	18,053	16,734
Diluted	19,721	18,724	17,206

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2005; December 30, 2006; and December 29, 2007

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 1, 2005	18,953	$19	$11,853	$34,496	$1,475	$47,843
Comprehensive income
Net earnings for the year	—	—	—	38,994	—	38,994
Foreign currency translation adjustment, net of tax benefit of $420	—	—	—	—	(636)	(636)

Comprehensive income						38,358
Common stock repurchased and retired	(1,160)	(1)	(11,428)	(37,770)	—	(49,199)
Common stock issued under stock option plan, including tax benefit of $5,775	550	—	8,736	—	—	8,736

Balance at December 31, 2005	18,343	$18	$9,161	$35,720	$839	$45,738
Comprehensive income
Net earnings for the year	—	—	—	41,266	—	41,266
Foreign currency translation adjustment, net of tax benefit of $152	—	—	—	—	(484)	(484)

Comprehensive income						40,782
Common stock repurchased and retired	(1,045)	(1)	(8,222)	(32,735)	—	(40,958)
Common stock awarded to Associates	2	1	100	—	—	101
Equity-based compensation expense	—	—	4,789	—	—	4,789
Common stock issued under stock option and equity incentive award plans, including tax benefit of $6,198	559	—	9,745	—	—	9,745

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197
Comprehensive income
Net earnings for the year	—	—	—	45,317	—	45,317
Foreign currency translation adjustment, net of tax expense of $385	—	—	—	—	634	634

Comprehensive income						45,951
Common stock repurchased and retired	(1,892)	(2)	(20,118)	(59,460)	—	(79,580)
Common stock awarded to Associates	1	—	47	—	—	47
Equity-based compensation expense	—	—	6,108	—	—	6,108
Common stock issued under equity incentive award plan, including tax benefit of $2,767	230	—	5,915	—	—	5,915

Balance at December 29, 2007	16,198	$16	$7,525	$30,108	$989	$38,638

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2005	2006	2007
Cash flows from operating activities
Net earnings	$38,994	$41,266	$45,317
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,904	5,562	5,333
(Gain) loss on sale of property and equipment	10	(1)	53
Equity-based compensation expense	—	4,789	6,108
Excess tax benefit from equity-based payment arrangements	—	(5,288)	(2,532)
Common stock awarded to Associates	—	101	47
Deferred income taxes	(631)	(1,304)	(1,565)
Provision for inventory valuation	1,830	2,346	1,323
Changes in operating assets and liabilities:
Inventories	(6,420)	(2,224)	2,681
Prepaid expenses and other assets	(1,625)	(3,266)	(2,556)
Accounts payable	(107)	4,374	(3,140)
Other liabilities	10,063	13,840	6,150

Total adjustments	9,024	18,929	11,902

Net cash provided by operating activities	48,018	60,195	57,219

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,406)	—	—
Receipts on notes receivable	—	—	123
Increase in notes receivable	—	(660)	(666)
Proceeds from sale of property and equipment	19	18	797
Purchases of property and equipment	(4,311)	(11,038)	(26,264)

Net cash used in investing activities	(5,698)	(11,680)	(26,010)

Cash flows from financing activities
Proceeds from stock options exercised	$2,961	$3,547	$3,148
Excess tax benefits from equity-based payment arrangements	—	5,288	2,532
Repurchase of common stock	(49,199)	(40,958)	(79,580)
Borrowings on line of credit	—	—	104,093
Payments on line of credit	—	—	(76,093)

Net cash used in financing activities	(46,238)	(32,123)	(45,900)
Effect of exchange rate changes on cash and cash equivalents	(570)	58	527

Net increase (decrease) in cash and cash equivalents	(4,488)	16,450	(14,164)
Cash and cash equivalents, beginning of year	15,067	10,579	27,029

Cash and cash equivalents, end of year	$10,579	$27,029	$12,865

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest, net of amount capitalized	$11	$6	$659
Income taxes	15,156	19,040	25,421

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

        The accounting and reporting policies of USANA Health Sciences, Inc. and its Subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America (US GAAP).

Principles of consolidation

        The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in four geographic regions: "North America" includes the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands; "Southeast Asia/Pacific" includes Australia, New Zealand, Singapore, and Malaysia; "East Asia" includes Hong Kong, and Taiwan; and "North Asia" includes Japan and South Korea. All significant inter-company accounts and transactions have been eliminated in this consolidation.

Business activity

        The Company operates in one reportable business segment manufacturing high-quality nutritional and personal care products that are distributed through a network marketing system throughout the United States, Canada, Mexico, the United Kingdom, the Netherlands, Australia, New Zealand, Singapore, Malaysia, Hong Kong, Taiwan, Japan, and South Korea. The Company manages its business primarily by managing its worldwide Associate base. No Associate accounted for more than 10% of net sales for the years ended 2005, 2006, or 2007. An immaterial amount of third-party manufacturing is conducted at the Company's facility located in Tianjin, China.

        Prior to the sale of assets that were related to its third-party contract manufacturing business, the Company operated two reportable business segments: Direct Selling and Contract Manufacturing. The Company's financial results have since been adjusted to reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to "discontinued operations" for all periods presented. Further information on this sale can be found in Note B—Discontinued Operations below.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2005, 2006 and 2007 were 52-week years. Fiscal year 2005 covered the period January 2, 2005 to December 31, 2005 (hereinafter 2005). Fiscal year 2006 covered the period January 1, 2006 to December 30, 2006 (hereinafter 2006). Fiscal year 2007 covered the period December 31, 2006 to December 29, 2007 (hereinafter 2007).

Use of estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates for the Company include revenue recognition, obsolescence, goodwill, equity-based compensation, and income taxes. Actual results could differ from

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair value of financial instruments

        The Company's financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and line of credit. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values, based on their short-term nature. The recorded value of the line of credit approximates fair value as interest adjusts to market based on LIBOR and prime rates.

Translation of foreign currencies

        The Company's foreign subsidiaries' asset and liability accounts, which are originally recorded in the appropriate local currency, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the period. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income.

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes.

Inventories

        Inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Income taxes

        The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates liabilities is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" on December 31, 2006. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest cost capitalized

        In accordance with SFAS No. 34, "Capitalization of Interest Cost," the Company capitalizes interest cost that it has incurred on funds that it has used to construct property, plant, and equipment. This capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life once placed in service.

Depreciation and amortization

        Property and equipment are recorded at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the related assets. The straight-line method of depreciation and amortization is followed for financial statement purposes. Leasehold improvements are amortized over the shorter of the life of the respective lease or the useful life of the improvements. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; however it is tested at least annually for impairment (or more frequently if events or changes in circumstances indicate impairment). During 2007, the Company's goodwill was tested in July.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $100,000, and aggregate claims that are greater than 125% of projected claims. The Company reports the cost of claims with an estimate of claims that have been incurred but not reported. A liability for unpaid claims and the associated claim expenses, including losses that have been incurred but not reported, is estimated and reflected in the Balance Sheet as an accrued liability. Total expense under this program was approximately $2,497, $3,303 and $3,499 in 2005, 2006 and 2007, respectively.

Common stock and additional paid-in capital

        The Company records cash that it received upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $3,148 in cash proceeds from the exercise of equity awards in 2007. The Company also realizes an income tax benefit from the exercise of certain equity awards. For equity awards earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital. For equity awards earned after January 1, 2006, the tax benefits are recorded in accordance with SFAS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No. 123(R), "Share-Based Payment." Under SFAS No. 123(R), the Company establishes deferred tax assets for the value of certain equity awards. Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool") explained further in Note L below. If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax benefit recorded in additional paid-in capital was $5,775 in 2005, $6,198 in 2006, and $2,767 in 2007.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 29, 2007, $50,261 was available to repurchase shares under this plan.

Revenue recognition and deferred revenue

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees billed to customers are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer, net of applicable sales discounts. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered to Associates, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is included and is founded on historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales) as permitted under EITF 06-3.

Product return policy

        All product that is returned within the first 30 days following purchase is refunded at 100% of the sales price to retail customers and Preferred Customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product that was not damaged at the time of receipt by the Associate, where the purchase amount exceeds one hundred dollars, may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, Associates and Preferred Customers may receive their refunded amount either based on their original form of payment or with product or credit on account. Product returns totaled approximately 1.6% of net sales during fiscal years 2005 and 2006, and 1.5% of net sales during fiscal year 2007.

Shipping and handling costs

        The Company's shipping and handling costs are included in cost of sales for all periods presented.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity-based compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R) and began recording compensation expense associated with equity awards. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense had only been recorded in the consolidated financial statements for any equity awards that had been granted below the fair market value of the underlying stock as of the date of grant.

        The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and, accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new equity awards granted on or after January 1, 2006, based on the fair value of the equity award on the date of grant and (ii) all unvested equity awards granted prior to January 1, 2006, based on the fair value. The fair values of these awards are determined in accordance with SFAS No. 123(R).

        Upon adoption of SFAS No. 123(R) in 2006, the Company presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for equity awards exercised ("excess tax benefit") as a financing activity in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from exercises of equity awards as an operating activity in the Consolidated Statements of Cash Flows.

        Further information regarding equity awards can be found in Note L—Equity-Based Compensation below.

Advertising

        Advertising costs are charged to expense as incurred. Advertising expense totaled $648 in 2005, $656 in 2006, and $1,219 in 2007.

Research and development

        Research and development costs are charged to expense as incurred.

Earnings per share

        Basic earnings per common share (EPS) are based on the weighted-average number of common shares that were outstanding during each period. Diluted earnings per common share are based on shares that were outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares that are included in the diluted earnings per share calculation include in-the-money, equity-based awards that have been granted but have not been exercised.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has evaluated SFAS No. 157 and has determined that it will not have a material impact on its Consolidated Financial Statements.

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. The Company has evaluated SFAS No. 159 and has determined that it will not have a material impact on its Consolidated Financial Statements and the Company has not early adopted.

NOTE B—DISCONTINUED OPERATIONS

        Consistent with the Company's long-term objectives of focusing on its Direct Selling Segment, on June 5, 2007, the Company adopted a plan to discontinue the operations of its third-party contract manufacturing business at its Draper, Utah facility. On August 10, 2007, the Company completed the sale of certain assets of its third-party contract manufacturing business for total cash proceeds of $3,444. These assets consisted of accounts receivable, inventories, and property and equipment. The Company retained assets that are associated with manufacturing and packaging its Sensé™ skin and beauty care products and continues to manufacture these products at the Draper, Utah facility. The results of the third-party contract manufacturing operations have been classified as "discontinued operations" for all periods.

        The Company's sales reported in discontinued operations for the years ended December 31, 2005, December 30, 2006, and December 29, 2007 were $8,072, $9,024 and $4,460, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B—DISCONTINUED OPERATIONS (Continued)

        The following table shows the composition of discontinued operations on the Consolidated Statement of Earnings for the years ended December 31, 2005, December 30, 2006, and December 29, 2007.

	Year ended
	2005	2006	2007
Loss from discontinued operations	$(1,766)	$(1,355)	$(938)
Income tax benefit	588	478	343
Loss from disposal, included in other income (expense)	—	—	(17)

Loss from discontinued operations (net of tax benefit)	$(1,178)	$(877)	$(612)

        The following table is a summary of the assets that were sold:

Inventory	$1,669
Accounts receivable	1,086
Property, plant and equipment, net of $594 of accumulated depreciation	706

Net assets of discontinued operations	$3,461

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 30, 2006	December 29, 2007
Raw materials	$8,073	$5,730
Work in progress	4,227	5,825
Finished goods	10,183	7,884

	$22,483	$19,439

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 30, 2006	December 29, 2007
Prepaid insurance	$886	$1,300
Other prepaid expenses	1,264	1,646
Federal income taxes receivable	1,702	2,754
Miscellaneous receivables, net	3,381	4,109
Deferred commissions	682	1,179
Other current assets	993	651

	$8,908	$11,639

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year ended
	2005	2006	2007
Current
Federal	$17,939	$19,949	$20,849
State	1,881	2,315	2,239
Foreign	1,209	2,033	3,416

	21,029	24,297	26,504
Deferred
Federal	76	(1,796)	(1,064)
State	5	(127)	(75)
Foreign	(666)	592	(122)

	$20,444	$22,966	$25,243

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2005, 2006, and 2007, is as follows:

	Year ended
	2005	2006	2007
Federal income taxes at statutory rate	$21,216	$22,788	$24,910
State income taxes, net of federal tax benefit	1,623	1,380	1,762
Difference between U.S. statutory rate and foreign rate	29	14	(15)
Foreign taxes net of foreign tax credit	86	195	—
Extraterritorial income exclusion	(1,875)	(1,370)	—
Qualified production activities deduction	(343)	(332)	(991)
R&D tax credit	(418)	(598)	(436)
Equity-based compensation—incentive stock options	—	234	138
Non-deductible VAT Expense	—	406	133
All other, net	126	249	(258)

	$20,444	$22,966	$25,243

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        Deferred tax assets and liabilities consist of the following:

	December 30, 2006	December 29, 2007
Current deferred tax assets (liabilities)
Inventory capitalization	$480	$588
Intercompany sales	255	241
Prepaid expenses	(583)	(991)
Vacation accrual	355	585
Inventory reserve	1,015	970
Allowance for bad debts	154	130
Sales returns and allowances	354	348
All other, net	165	178

	$2,195	$2,049

Long-term deferred tax assets (liabilities)
Accumulated depreciation/amortization	$(124)	$175
Accumulated other comprehensive income	(353)	(737)
Equity based compensation	1,350	2,810
All other, net	2	34

	$875	$2,282

        The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2003.

        The Company adopted the provisions of FIN 48 on December 31, 2006. The implementation of FIN 48 did not result in a material change to the Company's previous liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2006	$1,523
Additions based on tax positions related to the current year	284
Additions for tax positions of prior years	319
Settlements	(9)
Lapse of statute	(439)

Balance at December 29, 2007	$1,678

        The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $548 could be recognized within the next twelve months due to the lapse of the applicable statute of limitations. Recognition of these uncertain tax positions or any uncertain tax position that is included in the December 29, 2007 balance would result in an adjustment to the Company's effective tax rate.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes. In 2007, the Company recognized $121 in interest and penalties, compared to $79 in 2006 and $52 in 2005. The Company has accrued $320 and $352 for the payment of interest and penalties at the end of 2006 and 2007, respectively.

NOTE F—PROPERTY AND EQUIPMENT

	Years	December 30, 2006	December 29, 2007
Buildings	40	$10,682	$23,466
Laboratory and production equipment	5-7	10,863	11,563
Sound and video library	5	600	600
Computer equipment and software	3-5	23,365	25,745
Furniture and fixtures	3-5	2,719	3,839
Automobiles	3-5	242	198
Leasehold improvements	3-5	2,834	3,700
Land improvements	15	931	1,579

		52,236	70,690
Less accumulated depreciation and amortization		33,330	36,459

		18,906	34,231
Land		2,070	1,956
Deposits and projects in process		9,347	15,874

		$30,323	$52,061

        During 2007, the Company utilized its line of credit to expand its facilities in Salt Lake City, Utah, and in Sydney, Australia. The interest expense associated with these projects has been capitalized as part of the asset to which it relates and will be amortized over the asset's estimated useful life. Total interest expense incurred during 2006 and 2007 was $110 and $1,511, respectively, of which $0 was capitalized in 2006, and of which $705 was capitalized in 2007.

NOTE G—ASSETS HELD FOR SALE

        Due to the completion of the majority of the construction at the Company's corporate headquarters, the Company placed for sale the facility that had formerly been occupied by its subsidiary, USANA Studios. The carrying amount of these assets as of December 29, 2007 is $607, comprising $126 in land and $481 in building. This amount was determined to be less than the fair market value and, as such, the Company has not recorded an impairment loss on these assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has stopped depreciating these assets and classified them as available for sale.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—GOODWILL

        Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired. As of December 29, 2007, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Products Development and $1,423 that was associated with the February 1, 2004 acquisition of FMG. These acquired entities for which the Company has a goodwill balance both relate to business units within the United States and amounts have not changed since their acquisition.

NOTE I—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 30, 2006	December 29, 2007
Associate incentives	$5,793	$4,733
Accrued employee compensation	7,022	10,139
Income taxes	3,095	2,106
Sales taxes	4,031	4,111
Associate promotions	711	917
Deferred revenue	3,092	4,302
Provision for returns and allowances	947	931
All other	4,873	4,835

	$29,564	$32,074

NOTE J—LONG-TERM DEBT AND LINE OF CREDIT

        The Company has a $40,000 line of credit. At December 29, 2007, there was an outstanding balance of $28,000 associated with the line of credit, with a weighted-average interest rate of 6.0%. The Company, therefore, had $12,000 available under the line of credit. The interest rate is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank. The Credit Agreement contains restrictive covenants based on EBITDA and a debt coverage ratio.

NOTE K—COMMITMENTS AND CONTINGENCIES

1.
Operating leases

        With the exception of the Company's headquarters, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease and expires prior to or during year 2012.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—COMMITMENTS AND CONTINGENCIES (Continued)

The Company utilizes equipment under non-cancelable operating leases, expiring through 2012. The minimum rental commitments under operating leases at December 29, 2007 are as follows:

Year ending
2008	$3,815
2009	2,154
2010	1,198
2011	669
2012	324

$8,160

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. The total rent expense for the years ended 2005, 2006, and 2007 was approximately $3,230, $3,412, and $4,530, respectively.

2.
Contingencies

        The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the probability of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

3.
Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes matching contributions of 50 cents for each one dollar of contribution up to six percent of the participating employees' compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest at 25% per year. Contributions made by the Company to the plan in the United States for the years ended 2005, 2006, and 2007 were $363, $503, and $622, respectively. The 401(k) match balances for 2005, 2006, and 2007 were decreased by $36, $25, and $8, respectively, due to the application of prior year forfeitures of the unvested match balances of terminated employees.

4.
Construction Commitments

        As of December 29, 2007, the Company had outstanding commitments for construction projects of approximately $9.9 million related to the expansion of the Company's corporate headquarters and another facility in Australia. The Company anticipates completion of both projects during 2008.

NOTE L—EQUITY-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application. Under this method, compensation expense includes the fair value of equity awards earned during the reported periods. Expense for equity awards earned is determined using the grant date fair value previously calculated for pro forma disclosures under SFAS No. 148,

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

"Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123." Prior to adopting SFAS No. 123(R) the Company accounted for equity-based compensation using the intrinsic value method under the provisions of APB Opinion No. 25, under which no compensation expense was recognized in the Company's Consolidated Statements of Earnings for the year ended December 31, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

        Equity-based compensation expense for the years ended December 30, 2006 and December 29, 2007 is as follows:

	Year Ended December 30, 2006	Year Ended December 29, 2007
Cost of sales	$558	$650
Selling, general and administrative	3,710	5,078
Research and development	521	380

	4,789	6,108
Related tax benefit	1,544	2,141

Net equity-based compensation expense	$3,245	$3,967

        In 2006 and 2007, earnings per basic and diluted share were reduced $0.17 and $0.23, respectively, from what earnings would have been if the Company had not been required to accrue equity-based compensation expense. The following table presents the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to equity-based compensation for 2005:

		Year Ended
		2005
Net earnings	As reported	$38,994
Add: Compensation cost included in reported net income		—
Deduct: Total compensation expense under the fair value method for all awards		(7,614)

Net earnings	Pro forma	$31,380

Earnings per share—basic	As reported	$2.07

	Pro forma	$1.66

Earnings per share—diluted	As reported	$1.98

	Pro forma	$1.59

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards outstanding as of December 29, 2007. This table does not include an estimate for future grants that may be issued.

2008	$5,807
2009	3,913
2010	3,452
2011	2,015
Thereafter	435

$15,622

        The cost above is expected to be recognized over a weighted-average period of 2.2 years.

        Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from equity-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of the fair value of equity awards on the date of grant to be included in cash flows from financing activities.

        The Company has elected to follow the transition guidance indicated in Paragraph 81 of SFAS No. 123(R) for purposes of calculating the pool of excess tax benefits that are available to absorb possible future tax deficiencies. As such, the Company has calculated its historical APIC Pool of windfall tax benefits using the long-form method.

        The Company's 2006 Equity Incentive Award Plan (the "2006 Plan"), which was approved by the shareholders at the Annual Shareholders' Meeting held on April 19, 2006, allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards, to the Company's officers, key employees, and non-employee directors. Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the "2002 Plan"), which was limited to the granting of incentive and non-qualified stock options. Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant. The 2006 Plan replaced the 2002 Plan for all future grants, and no new awards have been granted under the 2002 Plan. The 2006 Plan authorized 5,000 shares of common stock for issuance, of which 4,187 shares were available for future issuance as of December 29, 2007. Of the 813 shares that have been granted under the 2006 Plan, 765 were stock-settled stock appreciation rights, 42 were stock options, and 6 were deferred stock units. The Company's Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions, including the expected stock price volatility. Prior to the implementation of SFAS No. 123(R), expected volatility represented the historical share prices of the Company's common stock over the expected life of the award, and the risk-free interest rate was based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Expected life was based on the contractual term of the award.

        Preceding the adoption of SFAS No. 123(R), the assumptions that were used by the Company in the estimation of fair value of equity awards were analyzed to determine changes that might be necessary in order to more accurately reflect the equity awards that have been granted by the Company. Based on this analysis, the Company decided that, effective January 1, 2006, expected volatility would be calculated by averaging the historical volatility of the Company and a peer group index in order to incorporate volatility of the industry in which the Company operates. The risk-free interest rate would continue to be based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Also, effective January 1, 2006, due to the "plain vanilla" characteristics of the Company's equity awards, the simplified method, as permitted by the guidance in Staff Accounting Bulletin No. 107 was used to determine expected life for awards granted during 2006 and 2007.

        The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2005	2006	2007
Expected volatility	70.4%	57.0%	41.9%
Risk-free interest rate	4.4%	4.8%	4.6%
Expected life	8.6 yrs.	4.1 yrs.	4.2 yrs.
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant price	$39.94	$38.00	$42.21

        The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted in 2005, 2006, and 2007 was $29.55, $18.77, and $16.81, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value*
Outstanding at January 1, 2005	1,932	$9.35	7.3	$48,005
Granted	396	$39.94
Exercised	(551)	$5.38
Canceled or expired	(4)	$1.61

Outstanding at December 31, 2005	1,773	$17.43	7.0	$37,747
Granted	518	$38.00
Exercised	(559)	$6.35
Canceled or expired	(12)	$27.69

Outstanding at December 30, 2006	1,720	$27.15	5.8	$42,172
Granted	464	$42.21
Exercised	(230)	$13.67
Canceled or expired	(90)	$35.06

Outstanding at December 29, 2007	1,864	$32.18	4.9	$12,606

Exercisable at December 31, 2005	640	$20.28	7.7	$11,950
Exercisable at December 30, 2006	535	$26.37	7.2	$13,528
Exercisable at December 29, 2007	782	$24.51	5.6	$10,562

*
Aggregate intrinsic value is defined as the difference between the current market value and the exercise price of awards that were in-the-money, and is estimated using the closing price of the Company's common stock on the last trading day of the period.

        The total intrinsic value of equity awards that were exercised during 2005, 2006, and 2007, which include stock options and stock-settled stock appreciation rights, was $21,360, $20,488, and $8,430 respectively.

        A summary of the Company's deferred stock unit activity for the year ended December 29, 2007 is as follows:

	Shares	Weighted- average Fair Value
Nonvested at December 30, 2006	1	$37.60
Granted	3	$40.59
Vested	(3)	$39.80
Canceled or expired	—	$—

Nonvested at December 29, 2007	1	$40.59

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        The total fair value of equity awards that vested during fiscal years 2005, 2006, and 2007 was $12,180, $3,767, and $5,226 respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE M—SEGMENT INFORMATION

        USANA operates in one reportable business segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global seamless network marketing system of independent Associates. Over the past three years, the Company's nutritional products have represented between 82% and 87% of net sales, and its personal care products have represented between 10% and 15% of net sales. The Company manages its business primarily by managing its worldwide Associate base. Resources are allocated to markets for the purpose of developing an infrastructure that supports this Associate base and related sales. The Company does not use profitability reports on a regional or market basis for making business decisions. Performance for a region or market is primarily evaluated based on sales. No single customer accounted for 10% or more of net sales in any of the last three fiscal years.

Change in Presentation

        Prior to the second quarter of 2007, the Company's operations were reported as two business segments: Direct Selling and Contract Manufacturing. Due to the sale of assets associated with its third-party contract manufacturing business, which was completed on August 10, 2007, the Company currently operates in only one reportable segment, Direct Selling. Therefore, the financial results previously disclosed in segment information for the contract manufacturing business have been reclassified as discontinued operations, and, as such, are excluded from the presentation below.

        Historically, selected financial information for the Direct Selling segment was presented for two geographic regions: North America and Asia Pacific. North America included the United States, Canada, and Mexico. Asia Pacific included Australia, New Zealand, Hong Kong, Japan, Taiwan, South Korea, and Singapore. As the Company's international presence has continued to grow, it now presents this information in four geographic regions: North America, Southeast Asia/Pacific, East Asia, and North Asia. "North America" includes the United States, Canada, and Mexico. "Southeast Asia/Pacific" includes Australia, New Zealand, Singapore, and Malaysia. "East Asia" includes Hong Kong and Taiwan. "North Asia" includes Japan and South Korea.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region for the years ended December 30, 2006 and December 29, 2007, is listed below:

	2005	2006	2007
Net Sales to External Customers
North America	$209,445	$246,489	$267,235
Southeast Asia/Pacific	58,300	65,104	90,690
East Asia	32,349	37,478	49,314
North Asia	14,923	16,095	15,910

Consolidated Total	$315,017	$365,166	$423,149

Long-lived Assets
North America	$27,484	$33,347	$46,964
Southeast Asia/Pacific	971	1,914	10,368
East Asia	1,685	1,771	2,030
North Asia	1,738	1,480	1,492

Consolidated Total	$31,878	$38,512	$60,854

Total Assets
North America	$56,478	$79,010	$79,697
Southeast Asia/Pacific	7,961	10,218	17,925
East Asia	5,225	6,480	6,911
North Asia	4,044	4,294	4,595

Consolidated Total	$73,708	$100,002	$109,128

        The following table provides further net sales information on markets that represent ten percent or more of net sales:

	2005	2006	2007
Net sales:
United States	$134,227	$159,377	$169,645
Canada	$61,252	$69,053	$75,360
Australia/New Zealand	$44,711	$48,316	$56,471

        Due to the centralized structure of the Company's manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market. Long-lived assets in the United States totaled $26,486, $32,998 and $46,620, as of December 31, 2005, December 30, 2006 and December 29, 2007, respectively. Additionally, due to the purchase, remodel, and fit-out of a new facility in Sydney, Australia, during 2007, long-lived assets in this market totaled $9,170. There is no significant concentration of long-lived assets in any other market.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited)

        Summarized quarterly financial information for fiscal years 2006 and 2007 is as follows:

2006	First	Second	Third	Fourth
Net sales	$85,384	$89,694	$91,967	$98,121
Gross profit	$67,006	$70,375	$71,693	$76,256
Income from continuing operations	$9,759	$10,558	$10,438	$11,388
Net earnings	$9,560	$10,344	$10,223	$11,139
Earnings per share:(1)
Basic	$0.52	$0.57	$0.57	$0.62
Diluted	$0.50	$0.55	$0.55	$0.61

2007	First	Second	Third	Fourth
Net sales	$100,678	$107,542	$106,181	$108,748
Gross profit	$80,092	$85,099	$84,221	$85,846
Income from continuing operations	$11,800	$11,407	$11,663	$11,059
Net earnings	$11,686	$11,314	$11,258	$11,059
Earnings per share:(1)
Basic	$0.65	$0.68	$0.70	$0.68
Diluted	$0.63	$0.66	$0.68	$0.67

    (1)
    Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

NOTE O—EARNINGS PER SHARE

        Basic earnings per share are based on the weighted-average number of shares outstanding for each period. Weighted-average shares that were redeemed during fiscal years 2005, 2006, and 2007 have been included in the calculation of weighted-average shares that are outstanding for basic earnings per share. Diluted earnings per common share are based on shares that are outstanding (computed under

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O—EARNINGS PER SHARE (Continued)

basic EPS) and potential dilutive shares. Shares included in the diluted earnings per share calculations include equity awards that are in-the-money but have not yet been exercised.

	Year ended
	2005	2006	2007
Earnings from continuing operations available to common shareholders	$40,172	$42,143	$45,929
Loss from discontinued operations available to common shareholders	(1,178)	(877)	(612)

Net earnings available to common shareholders	$38,994	$41,266	$45,317

Basic EPS
Shares
Common shares outstanding entire period	18,953	18,343	17,859
Weighted average common shares:
Issued during period	270	257	123
Canceled during period	(350)	(547)	(1,248)

Weighted average common shares outstanding during period	18,873	18,053	16,734

Earnings per common share from continuing operations—basic	$2.13	$2.34	$2.74
Loss per common share from discontinued operations—basic	(0.06)	(0.05)	(0.03)

Earnings per common share from net earnings—basic	$2.07	$2.29	$2.71

Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	18,873	18,053	16,734
Dilutive effect of in-the-money equity awards	848	671	472

Weighted average common shares outstanding during period—diluted	19,721	18,724	17,206

Earnings per common share from continuing operations—diluted	$2.04	$2.25	$2.67
Loss per common share from discontinued operations—diluted	(0.06)	(0.05)	(0.04)

Earnings per common share from net earnings—diluted	$1.98	$2.20	$2.63

        Equity awards for 17, 163, and 21 shares of stock were not included in the computation of EPS for the years ended 2005, 2006, and 2007, respectively, due to their exercise prices being greater than the average market price of the shares.

        During the years ended December 30, 2006, and December 29, 2007, the Company expended $40,958 and $79,580 to purchase 1,045 and 1,892 shares, respectively, under the Company's share repurchase plan. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.