Form 10-Q
period 2008-03-29
USANA HEALTH SCIENCES INC
filed 2008-05-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 28, 2008 was 16,392,384.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29,	March 29,
	2007 (1)	2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,865	$17,566
Inventories	19,439	21,080
Prepaid expenses and other current assets	11,639	9,691
Deferred income taxes	2,049	2,369

Total current assets	45,992	50,706

Property and equipment, net	52,061	55,888

Assets held for sale	607	607

Goodwill	5,690	5,690

Other assets	4,778	5,125

	$109,128	$118,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,111	$7,932
Other current liabilities	32,074	29,654

Total current liabilities	40,185	37,586

Line of credit	28,000	28,000

Other long-term liabilities	2,305	2,728

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 16,198 as of December 29, 2007 and 16,392 as of March 29, 2008	16	16
Additional paid-in capital	7,525	10,456
Retained earnings	30,108	37,655
Accumulated other comprehensive income	989	1,575

Total stockholders’ equity	38,638	49,702

	$109,128	$118,016

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31,	March 29,
	2007	2008

Net sales	$100,678	$101,570

Cost of sales	20,586	21,502

Gross profit	80,092	80,068

Operating expenses:
Associate incentives	39,549	41,364
Selling, general and administrative	21,501	25,774
Research and development	930	973

Total operating expenses	61,980	68,111

Earnings from operations	18,112	11,957

Other income (expense):
Interest income	307	98
Interest expense	(6)	(239)
Other, net	170	70

Other income (expense), net	471	(71)

Earnings from continuing operations before income taxes	18,583	11,886

Income taxes	6,783	4,339

Income from continuing operations	11,800	7,547

Loss from discontinued operations, net of tax benefit	(114)	—

Net earnings	$11,686	$7,547

Earnings per common share
Basic
Continuing operations	$0.66	$0.46
Discontinued operations	(0.01)	—

Net earnings	$0.65	$0.46

Diluted
Continuing operations	$0.64	$0.46
Discontinued operations	(0.01)	—

Net earnings	$0.63	$0.46

Weighted average common shares outstanding
Basic	17,896	16,363
Diluted	18,463	16,459

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarters Ended March 31, 2007 and March 29, 2008

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Quarter Ended March 31, 2007

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

Comprehensive income
Net earnings	—	—	—	11,686	—	11,686
Foreign currency translation adjustment, net of tax benefit of $41	—	—	—	—	83	83

Comprehensive income						11,769

Common stock retired	(97)	—	(1,328)	(3,694)	—	(5,022)

Common stock awarded to Associates	1	—	50	—		50

Equity-based compensation expense	—	—	1,591	—	—	1,591

Common stock exercised under equity award plan, including tax benefit of $973	112	—	3,170	—	—	3,170

Balance at March 31, 2007	17,875	$18	$19,056	$52,243	$438	$71,755

For the Quarter Ended March 29, 2008

Balance at December 29, 2007	16,198	$16	$7,525	$30,108	$989	$38,638

Comprehensive income
Net earnings	—	—	—	7,547	—	7,547
Foreign currency translation adjustment, net of tax benefit of $200	—	—	—	—	586	586

Comprehensive income						8,133

Equity-based compensation expense	—	—	1,488	—	—	1,488

Common stock exercised under equity award plan, including tax benefit of $1,113	194	—	1,443	—	—	1,443

Balance at March 29, 2008	16,392	$16	$10,456	$37,655	$1,575	$49,702

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 31,	March 29,
	2007	2008

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$11,686	$7,547
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,286	1,609
(Gain) loss on disposition of property and equipment	32	(92)
Equity-based compensation expense	1,591	1,488
Excess tax benefit from equity-based payment arrangements	(918)	(1,113)
Common stock awarded to Associates	50	—
Deferred income taxes	(339)	(927)
Provision for inventory valuation	450	200
Changes in operating assets and liabilities:
Inventories	243	(1,571)
Prepaid expenses and other assets	1,637	2,270
Accounts payable	(3,003)	609
Other liabilities	3,389	(960)

Total adjustments	4,418	1,513

Net cash provided by operating activities	16,104	9,060

Cash flows from investing activities
Receipts on notes receivable	30	37
Increase in notes receivable	—	(8)
Proceeds from the sale of property and equipment	19	122
Purchases of property and equipment	(8,782)	(6,080)

Net cash used in investing activities	(8,733)	(5,929)

Cash flows from financing activities
Proceeds from stock options exercised	2,197	330
Excess tax benefit from equity-based payment arrangements	918	1,113
Repurchase of common stock	(5,022)	—

Net cash provided by (used in) financing activities	(1,907)	1,443

Effect of exchange rate changes on cash and cash equivalents	3	127

Net increase in cash and cash equivalents	5,467	4,701

Cash and cash equivalents, beginning of period	27,029	12,865

Cash and cash equivalents, end of period	$32,496	$17,566

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amount capitalized	$1	$178
Income taxes	407	1,416

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company’s financial position as of March 29, 2008, and results of operations for the quarters ended March 31, 2007 and March 29, 2008.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  The results of operations for the quarter ended March 29, 2008 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2009.

Recently Issued Accounting Standards

On December 30, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at their fair value.  The Company has also adopted SFAS No. 157, “Fair Value Measurements.”  The adoption of SFAS Nos. 159 and 157 has not had a material impact on the Company’s financial position or results of operations.

NOTE A – ORGANIZATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Company’s products are sold throughout the United States, Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, Hong Kong, Taiwan, Japan, South Korea, the United Kingdom, and the Netherlands.

NOTE B – DISCONTINUED OPERATIONS

Consistent with the Company’s long-term objectives of focusing on its direct selling business, on August 10, 2007, the Company sold certain assets of its third-party contract manufacturing business.  The Company retained assets that are associated with manufacturing and packaging its Sensé™ skin and beauty care products and continues to manufacture these products at the Draper, Utah facility.  Results of the third-party contract manufacturing operations have been classified as “discontinued operations” for all periods.

The Company’s sales that are reported in discontinued operations for the quarter ended March 31, 2007 were $1,889.  For the quarter ended March 31, 2007, the loss from discontinued operations was $180 and the related income tax benefit was $66.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	December 29,	March 29,
	2007	2008

Raw materials	$5,730	$5,454
Work in progress	5,825	4,995
Finished goods	7,884	10,631

	$19,439	$21,080

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 29,	March 29,
	2007	2008

Prepaid insurance	$1,300	$982
Other prepaid expenses	1,646	1,856
Federal income taxes receivable	2,754	1,016
Miscellaneous receivables, net	4,109	3,788
Deferred commissions	1,179	1,420
Other current assets	651	629

	$11,639	$9,691

NOTE E – PROPERTY AND EQUIPMENT

		December 29,	March 29,
	Years	2007	2008

Buildings	40	$23,466	$23,558
Laboratory and production equipment	5-7	11,563	11,551
Sound and video library	5	600	600
Computer equipment and software	3-5	25,745	27,464
Furniture and fixtures	3-5	3,839	3,999
Automobiles	3-5	198	200
Leasehold improvements	3-5	3,700	3,975
Land improvements	15	1,579	1,552
		70,690	72,899
Less accumulated depreciation and amortization		36,459	37,471
		34,231	35,428
Land		1,956	1,963
Deposits and projects in process		15,874	18,497
		$52,061	$55,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE E – PROPERTY AND EQUIPMENT – CONTINUED

At March 29, 2008, the Company had a balance of $28,000 on its line of credit, which was used to expand its facilities in Salt Lake City, Utah, and in Sydney, Australia.  The interest expense that is associated with these projects has been capitalized as part of the asset to which it relates and will be amortized over the asset’s estimated useful life.  Total interest expense that was incurred during the first quarter of 2007 and the first quarter of 2008 was $6 and $239, respectively, of which $0 was capitalized in the first quarter of 2007, and of which $135 was capitalized in the first quarter of 2008.

NOTE F – ASSETS HELD FOR SALE

The Company has nearly completed the construction of an expansion to its corporate headquarters in Salt Lake City, Utah.  This expansion allows USANA Studios, a subsidiary of the Company, to now operate at this facility.  Consequently, the Company has placed for sale the facility in which USANA Studios had formerly operated.  The carrying amount of these assets held for sale was $607 as of March 29, 2008, comprising $126 in land and $481 in building.  This carrying amount was determined to be less than the fair market value and, therefore, the Company has not recorded an impairment loss on these assets.

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29,	March 29,
	2007	2008
Associate incentives	$4,733	$5,521
Accrued employee compensation	10,139	4,254
Income taxes	2,106	2,940
Sales taxes	4,111	4,230
Associate promotions	917	1,100
Deferred revenue	4,302	4,932
Provision for returns and allowances	931	995
All other	4,835	5,682
	$32,074	$29,654

NOTE H – LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit, on which it had a balance of $28,000 at March 29, 2008.  The Company, therefore, had $12,000 available under the line of credit at March 29, 2008.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

The weighted-average interest rate on this line of credit at March 29, 2008 was 3.98%.  The interest rate is computed at the bank’s Prime Rate or LIBOR and is adjusted according to the related Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants that are based on the Company’s EBITDA and on the Company’s debt coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE I – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently a defendant in two class action lawsuits and is also involved in other various disputes arising in the normal course of business.  In the opinion of management, based upon advice of counsel, the probability of an adverse outcome against the Company is remote.  Accordingly, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

NOTE J – EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to vested awards under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the quarters ended March 31, 2007, and March 29, 2008, is as follows:

	Quarter Ended
	March 31,	March 29,
	2007	2008

Cost of sales	$143	$181
Selling, general and administrative	1,309	1,253
Research and development	139	54
	1,591	1,488
Related tax benefit	575	569
Net equity-based compensation expense	$1,016	$919

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of March 29, 2008.  This table does not include an estimate for future grants that may be issued.

Remainder of 2008	$4,264
2009	3,879
2010	3,417
2011	1,989
2012	430
$13,979

The cost above is expected to be recognized over a weighted-average period of 2.1 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards, which requires the input of highly subjective assumptions, including expected stock price volatility.  No equity awards were granted by the Company during the quarter ended March 29, 2008.  For awards granted by the Company during 2007, expected volatility was calculated by averaging the historical volatility of the Company and a peer group index, and the risk-free interest rate was based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Due to the “plain vanilla” characteristics of the Company’s equity awards, the “simplified method,” as permitted by the guidance in Staff Accounting Bulletin No. 107, was used to determine the expected life of these awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE J – EQUITY-BASED COMPENSATION – CONTINUED

Weighted-average assumptions that were used to calculate the fair value of awards that were granted during the quarter ended March 31, 2007 are included in the table below.  Deferred stock units are full-value shares at the date of grant and have been excluded.

Expected volatility	42.0%
Risk-free interest rate	4.8%
Expected life	4.3 yrs.
Expected dividend yield	—
Grant price	$58.38

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the quarter ended March 29, 2008 is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 29, 2007	1,864	$32.18	4.9	$12,606
Granted	—	$—
Exercised	(194)	$1.71
Canceled or expired	(14)	$41.11

Outstanding at March 29, 2008	1,656	$35.66	4.8	$1,860

Exercisable at March 29, 2008	721	$31.79	5.6	$1,852

*      Aggregate intrinsic value is defined as the difference between the current market value at the reporting date and the exercise price of awards that were in-the-money.  It is estimated using the closing price of the Company’s common stock on the last trading day of the period reported.

The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted during the quarter ended March 31, 2007 was $23.56.  The total intrinsic value of awards that were exercised during the quarters ended March 31, 2007 and March 29, 2008 was $4,584 and $6,577, respectively.

The total fair value of awards that vested during the quarters ended March 31, 2007 and March 29, 2008 was $2,713 and $2,885, respectively.  This total fair value includes equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE K – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period.  Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic earnings per share.  Diluted earnings per common share are based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares.  Shares that are included in the diluted earnings per share calculations include equity awards that are in-the-money but have not yet been exercised.

	For the Quarter Ended
	March 31,	March 29,
	2007	2008
Earnings from continuing operations available to common shareholders	$11,800	$7,547
Loss from discontinued operations available to common shareholders	(114)	—

Net earnings available to common shareholders	$11,686	$7,547

Basic EPS

Shares
Common shares outstanding - entire period	17,859	16,198
Weighted-average common shares:
Issued during period	53	165
Canceled during period	(16)	—
Weighted-average common shares outstanding during period	17,896	16,363

Earnings per common share from continuing operations - basic	$0.66	$0.46
Loss per common share from discontinued operations - basic	(0.01)	—
Earnings per common share from net earnings - basic	$0.65	$0.46

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	17,896	16,363
Dilutive effect of equity awards	567	96
Weighted-average shares outstanding during period - diluted	18,463	16,459

Earnings per common share from continuing operations - diluted	$0.64	$0.46
Loss per common share from discontinued operations - diluted	(0.01)	—
Earnings per common share from net earnings - diluted	$0.63	$0.46

Equity awards for 25 and 1,261 shares of stock were not included in the computation of diluted EPS for the quarters ended March 31, 2007 and March 29, 2008, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE L – SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  During the quarters ended March 31, 2007, and March 29, 2008, the Company’s nutritional products represented 86% and 88% of product sales, respectively.  The Company’s personal care products represented 10% of product sales during both of the quarters ended March 31, 2007 and March 29, 2008.

The Company manages its business primarily by managing its worldwide Associate base.  As such, management has determined that the Company operates in one reportable business segment as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Resources are allocated to markets for the purpose of developing an infrastructure that supports the Associates and sales in that market.  The Company does not use profitability reports on a regional or market basis for making business decisions.  Performance for a region or market is primarily evaluated based on sales.  No single customer accounted for 10% or more of net sales for the periods presented.

In the table below, selected financial information is presented in four geographic regions: North America, Southeast Asia/Pacific, East Asia, and North Asia. “North America” includes our operations in the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands.  “Southeast Asia/Pacific” includes our operations in Australia, New Zealand, Singapore, and Malaysia.  “East Asia” includes our operations in Hong Kong and Taiwan.  “North Asia” includes our operations in Japan and South Korea.

Selected Financial Information

Selected financial information, presented by geographic region for the quarters ended March 31, 2007 and March 29, 2008, is listed below:

	Quarter ended
	March 31,	March 29,
	2007	2008
Net Sales to External Customers
North America	$64,553	$62,275
Southeast Asia/Pacific	20,633	21,545
East Asia	11,885	13,615
North Asia	3,607	4,135
Consolidated Total	$100,678	$101,570

Total Assets
North America	$85,287	$86,133
Southeast Asia/Pacific	14,823	20,210
East Asia	7,218	7,197
North Asia	3,693	4,476
Consolidated Total	$111,021	$118,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE L – SEGMENT INFORMATION – CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter ended
	March 31,	March 29,
	2007	2008

Net sales:
United States	$42,060	$38,550
Canada	17,141	18,583
Australia/New Zealand	13,026	13,378

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of March 31, 2007 and March 28, 2008, long-lived assets in the United States totaled $34,642 and $48,687, respectively.  Additionally, due to the purchase, remodel, and fit-out of a new facility in Sydney, Australia, during 2007, long-lived assets in this market, as of March 31, 2007 and March 29, 2008, totaled $6,471 and $10,799, respectively.  There is no significant concentration of long-lived assets in any other market.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 29, 2007, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2008 will end on January 3, 2009 and is a 53-week year.  Fiscal year 2007 ended on December 29, 2007 and was a 52-week year.

Presentation

Due to the sale of certain assets related to the third-party contract manufacturing business on August 10, 2007, we now operate as one reportable business segment, Direct Selling.  Our financial results reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to “discontinued operations.”

General

USANA develops and manufactures high-quality nutritional and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customer: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of March 29, 2008, we had approximately 164,000 active Associates and approximately 77,000 active Preferred Customers worldwide.  During the quarter ended March 29, 2008, sales to Associates accounted for approximately 87% of net sales.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented in four geographic regions:

•                  North America – United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands;

•                  Southeast Asia/Pacific – Australia-New Zealand, Singapore, and Malaysia;

•                  East Asia – Hong Kong and Taiwan; and

•                  North Asia – Japan and South Korea.

Our primary product lines consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé).  The USANA Nutritionals product line is further categorized into three separate classifications:

•                  Essentials – core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group;

•                  Optimizers – targeted supplements that are designed to meet individual health and nutritional needs; and

•                  Macro Optimizers – healthy, low-glycemic functional foods and other related products.

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior year periods indicated:

	Quarter Ended
	March 31,	March 29,
	2007	2008
Product Line
USANA® Nutritionals
Essentials	36%	35%
Optimizers	36%	40%
Macro Optimizers	14%	13%
Sensé – beautiful science®	10%	10%
All Other *	4%	2%

* Includes items such as resource materials and services, sales tools, and logo merchandise.

	Quarter Ended
	March 31,	March 29,
	2007	2008
Key Product
USANA® Essentials	21%	20%
HealthPak 100 ™	13%	12%
Proflavanol®	10%	10%

As both a manufacturer and direct seller of nutritional and personal care products, we compete within two industries: nutrition and direct selling.  We believe that the most significant industry-wide factors affecting us are the aging of the worldwide population and the general public’s heightened awareness and understanding of the connection between diet and health, as well as the recruitment and retention of Associates and Preferred Customers.

Our results of operations and financial condition are directly related to changes in the number of our active Associates and Preferred Customers.  We believe that our high-quality products and our financially rewarding Compensation Plan are the key components to attracting and retaining Associates.  Additionally, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and members of the USANA management team.  We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for Associates.

In addition to Company-sponsored meetings and sales tools, we maintain a website exclusively for our Associates where they can keep up on the latest USANA news, obtain training materials, manage their business information, enroll new customers, shop, and register for Company-sponsored events.  Additionally, through this website, Associates can access other online services to which they may subscribe.  For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which their prospects or retail customers can be directed, e-cards for advertising, and a tax management tool.

The number of active Associates and Preferred Customers is used by management as a key non-financial measure because it is a leading indicator of net sales.  The slowdown in net sales growth from the first quarter of 2007 to the first quarter of 2008 was the result of slowing growth in the number of active Associates and Preferred Customers.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	March 31, 2007		March 29, 2008		Prior Year	Change

North America	97,000	60.6%	95,000	57.9%	(2,000)	(2.1)%
Southeast Asia/Pacific	34,000	21.3%	37,000	22.6%	3,000	8.8%
East Asia	23,000	14.3%	26,000	15.8%	3,000	13.0%
North Asia	6,000	3.8%	6,000	3.7%	—	0.0%

	160,000	100.0%	164,000	100.0%	4,000	2.5%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	March 31, 2007		March 29, 2008		Prior Year	Change

North America	72,000	90.0%	69,000	89.6%	(3,000)	(4.2)%
Southeast Asia/Pacific	6,000	7.4%	6,000	7.8%	—	0.0%
East Asia	1,000	1.3%	1,000	1.3%	—	0.0%
North Asia	1,000	1.3%	1,000	1.3%	—	0.0%

	80,000	100.0%	77,000	100.0%	(3,000)	(3.8)%

Total Active Customers By Region

	As of		As of		Change from	Percent
	March 31, 2007		March 29, 2008		Prior Year	Change

North America	169,000	70.4%	164,000	68.1%	(5,000)	(3.0)%
Southeast Asia/Pacific	40,000	16.7%	43,000	17.8%	3,000	7.5%
East Asia	24,000	10.0%	27,000	11.2%	3,000	12.5%
North Asia	7,000	2.9%	7,000	2.9%	—	0.0%

	240,000	100.0%	241,000	100.0%	1,000	0.4%

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K at pages 21 through 31.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report, are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

•                  Potential political events, natural disasters, or other events that may negatively affect economic conditions;

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

•                  An increase in the amount of Associate incentives;

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

Results of Operations

Summary of Financial Results and Recent Developments

Net sales for the first quarter of 2008 were $101.6 million compared with $100.7 million in the first quarter of 2007.  The modest increase in net sales was primarily the result of benefits from changes in foreign currency.  The slowdown in net sales growth was the result of slowing growth in our customer base, primarily in North America, which we believe is due to disappointing results from new promotional incentive activities that we tried during the quarter, economic uncertainties in the United States, and to the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007.

Income from continuing operations decreased 36.0% to $7.5 million in the first quarter of 2008 from $11.8 million in the first quarter of 2007.  This decrease was due primarily to a combination of slowing sales growth and increased operating costs.  The increase in operating costs resulted from significant investments that we have made in both infrastructure and human capital in order to keep pace with growth that we have experienced over the last few years.

Quarters Ended March 31, 2007 and March 29, 2008

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter ended
	March 31, 2007		March 29, 2008		Change from prior year	Percent change

North America	$64,553	64.1%	$62,275	61.3%	$(2,278)	(3.5)%
Southeast Asia/Pacific	20,633	20.5%	21,545	21.2%	912	4.4%
East Asia	11,885	11.8%	13,615	13.4%	1,730	14.6%
North Asia	3,607	3.6%	4,135	4.1%	528	14.6%
	$100,678	100.0%	$101,570	100.0%	$892	0.9%

North America.  Net sales in North America, our largest region as a percentage of net sales, decreased $2.3 million, or 3.5%, in the first quarter of 2008, compared with the same period of the prior year.  This decrease was partially offset by changes in foreign currency, which increased net sales in this region by $2.8 million.  The majority of the decrease in this region came from the United States, where net sales decreased 8.3%, primarily due to a decrease in the number of active Associates.  We believe that the decrease in the number of active Associates in this region was primarily due to disappointing results from new promotional and incentive activities that we tried during the quarter, economic uncertainty in the U.S, and the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007.

Southeast Asia/Pacific.  Net sales in Southeast Asia/Pacific increased $912 thousand, or 4.4%, in the first quarter of 2008, compared with the first quarter of 2007.  The most significant factor contributing to the modest growth in this region was a $2.3 million benefit from changes in foreign currency, most of which came from Australia and New Zealand.  Additionally, sales in our newest market, Malaysia, increased $1.4 million over the first quarter of 2007.

East Asia.  Net sales in East Asia increased $1.7 million, or 14.6%, in the first quarter of 2008, compared with the same period of the prior year.  This increase included strong growth in Hong Kong of 48.8%, which was partially offset by a 16.3% decline in Taiwan.  These changes in net sales are reflective of an increase in active Associates in Hong Kong and a decrease in active Associates in Taiwan.

North Asia.  Net sales in North Asia increased 14.6% in the first quarter of 2008, compared with the first quarter of 2007.  This growth was the result of increasing net sales in both markets within this region.  Net sales in Japan and South Korea increased 15.5% and 13.5%, respectively.

Gross Profit

Gross profit decreased to 78.8% of net sales for the quarter ended March 29, 2008, compared with 79.6% for the same quarter in 2007.  This decrease in gross profit margin can be attributed to an increase in relative freight costs on shipments to customers.  Also contributing to the decrease were higher relative period expenses, such as labor, that have been leveraged by larger growth in net sales over the past few quarters.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 40.7% during the first quarter of 2008, compared with 39.3% for the first quarter of 2007.  This increase is due in equal part to changes in foreign currency and a higher payout rate of our base Compensation Plan commissions.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to 25.4% of net sales for the quarter ended March 29, 2008, compared with 21.4% for the comparable quarter in 2007.  In absolute terms, our selling, general and administrative expenses increased by $4.3 million.  This increase, both as a percentage of net sales and in absolute terms, can be attributed to the following:

•                  Increased spending of $1.1 million in Associate support activities;

•                  An increase of $900 thousand in wage-related expenses;

•                  An increase of $840 thousand relating to the expansion of our facilities, both domestically and internationally;

•                  An increase in advertising expense of $500 thousand, including investments in market research;

•                  An increase in legal and other professional services of $480 thousand that related to defending false allegations against the Company that were disseminated in the mass media;

•                  A $380 thousand increase in accounting and auditing services; and

•                  Changes in foreign currency, most of which are reflected in the items above.

Other Income

Other income (expense) changed from net other income of $471 thousand in the first quarter of 2007 to net other expense of $71 thousand in the first quarter of 2008.  This change was due to an increase in interest expense of $233 thousand resulting from line of credit borrowings, a decrease in interest income of $209 thousand due to lower cash balances, and lower foreign currency gains.

Income from Continuing Operations

Income from continuing operations decreased 36.0% to $7.5 million for the first quarter of 2008, a decrease of $4.3 million, compared with $11.8 million for the first quarter in 2007.  This decrease is due primarily to minimal growth in net sales combined with higher operating costs.

Diluted earnings per share from continuing operations decreased $0.18, or 28.1%, to $0.46 during the first quarter of 2008, compared with $0.64 for the first quarter of 2007.  This change was the result of a decrease in income from continuing operations and was partially offset by a decrease in the number of diluted shares outstanding, which added approximately $0.05 per share.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements through net cash flows that have been generated from our operating activities and have also periodically utilized our line of credit.  Our principal source of liquidity is our operating cash flows, the availability of which is directly affected by variations in the sales of our products.  There are no material restrictions on our ability to transfer and remit funds among our international subsidiaries.

In the first quarter of 2008, net cash flows from operating activities totaled $9.1 million, compared with $16.1 million for the same period in 2007.  This decrease was primarily the result of slowing sales growth, combined with an increase in operating costs.

Cash and cash equivalents increased to $17.6 million at March 29, 2008, from $12.9 million at December 29, 2007.  Net working capital increased to $13.1 million at March 29, 2008, compared with $5.8 million at December 29, 2007.  This increase, which contributed to the increase in net working capital, is due to a combination of the following:

•                  Decreased spending on property, plant, and equipment relating to our facility expansion projects, both of which are discussed further below;

•                  No share repurchases; and

•                  No activity on our line of credit.

We currently maintain a $40.0 million credit facility with a bank.  As of March 29, 2008, our outstanding balance on this line of credit was $28.0 million.  We used this money to expand our facilities in Salt Lake City, Utah, and in Sydney, Australia.  We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

The credit agreement relating to our line of credit contains restrictive covenants that are based on our EBITDA and a specified debt coverage ratio.  As of March 29, 2008, we were in compliance with these covenants.  This credit agreement also contains other covenants which are customary for a financing transaction, including a covenant that requires us to comply in all material respects with all applicable laws, which we believe we were doing as of March 29, 2008.

We are expanding our corporate headquarters and anticipate that this expansion will involve a total investment of approximately $21 million.  As of March 29, 2008, billings on this expansion totaled $19.8 million, of which $18.8 million was paid and of which $1.0 million was accrued for work performed through March 29, 2008.

We have purchased a facility in Sydney, Australia, and we expect to move our Australian operations to this new facility in mid-2008.  We anticipate that the purchase, remodel, and fit-out of this facility will require a total investment of approximately $14 million.  As of March 29, 2008, billings and payments on this facility, including the remodel and fit-out, totaled $10.6 million for work performed through March 29, 2008.

We believe that current cash balances, cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available on favorable terms.  We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons.  Such financing may include the sale of additional equity securities or the use of additional debt.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

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

Foreign Currency Risks.  Net sales outside the United States represented 58.2% and 62.0% of our net sales in the quarters ended March 31, 2007 and March 29, 2008, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates primarily through the timing of cash transfers from certain of our international markets.  Periodically we will seek to further reduce exposure by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our use of foreign currency exchange contracts includes the purchase of put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the foreign currency weakens beyond the option strike price.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  As of March 29, 2008, we had the following contracts in place to further offset exposure to foreign currency fluctuations:

		Average	Fair		Maturity
Foreign Currency	Coverage	Strike Price	Value		Date
	(in thousands)

Put options (Company may sell Canadian Dollar / buy U.S. Dollar)	$4,784	1.05	$36		April - May, 2008

Put options (Company may sell New Zealand Dollar / buy U.S. Dollar)	$906	1.32	$7		April - May, 2008

Put options (Company may sell New Taiwan Dollar / buy U.S. Dollar)	$945	31.76	$1		April - May, 2008

Put options (Company may sell Mexican Peso / buy buy U.S. Dollar)	$439	11.39		*	April - May, 2008

* Fair value was less than $1,000

Interest Rate Risks.  As of March 29, 2008, we had a balance of $28.0 million outstanding on our line of credit, with a weighted-average interest rate of 3.98%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, and is adjusted by features in the credit agreement for this line of credit, with fixed rate term options of up to six months.  The annual impact on our after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USANA HEALTH SCIENCES, INC.

Date:	May 7, 2008	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)