Form 10-Q
period 2008-06-28
USANA HEALTH SCIENCES INC
filed 2008-08-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 30, 2008 was 16,301,934.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29,	June 28,
	2007 (1)	2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,865	$9,982
Inventories	19,439	22,038
Prepaid expenses and other current assets	11,639	9,545
Deferred income taxes	2,049	2,711

Total current assets	45,992	44,276

Property and equipment, net	52,061	60,163

Assets held for sale	607	607

Goodwill	5,690	5,690

Other assets	4,778	5,409

	$109,128	$116,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,111	$8,753
Other current liabilities	32,074	33,326

Total current liabilities	40,185	42,079

Line of credit	28,000	9,835

Other long-term liabilities	2,305	2,820

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 16,198 as of December 29, 2007 and 16,413 as of June 28, 2008	16	16
Additional paid-in capital	7,525	11,759
Retained earnings	30,108	47,803
Accumulated other comprehensive income	989	1,833

Total stockholders’ equity	38,638	61,411

	$109,128	$116,145

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	June 30,	June 28,
	2007	2008

Net sales	$107,542	$109,208

Cost of sales	22,443	21,884

Gross profit	85,099	87,324

Operating expenses:
Associate incentives	43,280	45,603
Selling, general and administrative	22,531	25,135
Research and development	902	618

Total operating expenses	66,713	71,356

Earnings from operations	18,386	15,968

Other income (expense):
Interest income	87	85
Interest expense	(403)	(123)
Other, net	303	(27)

Other income (expense), net	(13)	(65)

Earnings from continuing operations before income taxes	18,373	15,903

Income taxes	6,966	5,755

Income from continuing operations	11,407	10,148

Loss from discontinued operations, net of tax benefit	(93)	—

Net earnings	$11,314	$10,148

Earnings per common share
Basic
Continuing operations	$0.68	$0.62
Discontinued operations	—	—

Net earnings	$0.68	$0.62

Diluted
Continuing operations	$0.66	$0.62
Discontinued operations	—	—

Net earnings	$0.66	$0.62

Weighted average common shares outstanding
Basic	16,709	16,393
Diluted	17,163	16,460

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	June 30,	June 28,
	2007	2008

Net sales	$208,220	$210,778

Cost of sales	43,029	43,386

Gross profit	165,191	167,392

Operating expenses:
Associate incentives	82,829	86,967
Selling, general and administrative	44,032	50,909
Research and development	1,832	1,591

Total operating expenses	128,693	139,467

Earnings from operations	36,498	27,925

Other income (expense):
Interest income	394	183
Interest expense	(408)	(362)
Other, net	472	43

Other income (expense), net	458	(136)

Earnings from continuing operations before income taxes	36,956	27,789

Income taxes	13,749	10,094

Income from continuing operations	23,207	17,695

Loss from discontinued operations, net of tax benefit	(207)	—

Net earnings	$23,000	$17,695

Earnings per common share
Basic
Continuing operations	$1.34	$1.08
Discontinued operations	(0.01)	—

Net earnings	$1.33	$1.08

Diluted
Continuing operations	$1.30	$1.08
Discontinued operations	(0.01)	—

Net earnings	$1.29	$1.08

Weighted average common shares outstanding
Basic	17,302	16,378
Diluted	17,813	16,460

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2007 and June 28, 2008

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Six Months June 30, 2007

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

Comprehensive income
Net earnings	—	—	—	23,000	—	23,000
Foreign currency translation adjustment, net of tax benefit of $184	—	—	—	—	253	253

Comprehensive income						23,253

Common stock retired	(1,712)	(2)	(18,958)	(54,038)	—	(72,998)

Common stock awarded to Associates	1	—	47	—	—	47

Equity-based compensation expense	—	—	3,220	—	—	3,220

Common stock exercised under equity award plan, including tax benefit of $1,031	117	—	3,232	—	—	3,232

Balance at June 30, 2007	16,265	$16	$3,114	$13,213	$608	$16,951

For the Six Months Ended June 28, 2008

Balance at December 29, 2007	16,198	$16	$7,525	$30,108	$989	$38,638

Comprehensive income
Net earnings	—	—	—	17,695	—	17,695
Foreign currency translation adjustment, net of tax benefit of $438	—	—	—	—	844	844

Comprehensive income						18,539

Equity-based compensation expense	—	—	2,858	—	—	2,858

Common stock exercised under equity award plan, including tax benefit of $1,028	215	—	1,376	—	—	1,376

Balance at June 28, 2008	16,413	$16	$11,759	$47,803	$1,833	$61,411

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	June 28,
	2007	2008

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$23,000	$17,695
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,457	3,171
(Gain) loss on disposition of property and equipment	73	(78)
Write-down of assets held for sale	25	—
Equity-based compensation expense	3,220	2,858
Excess tax benefit from equity-based payment arrangements	(977)	(1,028)
Common stock awarded to Associates	47	—
Deferred income taxes	(844)	(1,791)
Provision for inventory valuation	691	400
Changes in operating assets and liabilities:
Inventories	26	(2,563)
Prepaid expenses and other assets	106	2,291
Accounts payable	(1,371)	1,705
Other liabilities	6,167	2,535

Total adjustments	9,599	7,500

Net cash provided by operating activities	32,599	25,195

Cash flows from investing activities
Receipts on notes receivable	60	57
Increase in notes receivable	(65)	(16)
Proceeds from the sale of property and equipment	23	119
Purchases of property and equipment	(14,271)	(11,582)

Net cash used in investing activities	(14,253)	(11,422)

Cash flows from financing activities
Proceeds from equity awards exercised	2,201	348
Excess tax benefit from equity-based payment arrangements	844	1,028
Repurchase of common stock	(72,998)	—
Borrowings on line of credit	62,410	2,655
Payments on line of credit	(27,895)	(20,820)

Net cash used in financing activities	(35,438)	(16,789)

Effect of exchange rate changes on cash and cash equivalents	(61)	133

Net decrease in cash and cash equivalents	(17,153)	(2,883)

Cash and cash equivalents, beginning of period	27,029	12,865

Cash and cash equivalents, end of period	$9,876	$9,982

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amount capitalized	$201	$371
Income taxes	11,343	9,948

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of June 28, 2008, and results of operations for the quarters and six months ended June 30, 2007 and June 28, 2008.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  The results of operations for the quarter and six months ended June 28, 2008 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2009.

NOTE A – ORGANIZATION

USANA develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Company’s products are sold throughout the United States, Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, Hong Kong, Taiwan, Japan, South Korea, the United Kingdom, and the Netherlands.

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

The Company’s sales that are reported in discontinued operations for the quarter and six months ended June 30, 2007 were $1,865 and $3,754 respectively.  For the quarter ended June 30, 2007, the loss from discontinued operations was $150 and the related income tax benefit was $57.  For the six months ended June 30, 2007, the loss from discontinued operations was $330 and the related income tax benefit was $123.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 29,	June 28,
	2007	2008

Raw materials	$5,730	$5,603
Work in progress	5,825	5,609
Finished goods	7,884	10,826

	$19,439	$22,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 29,	June 28,
	2007	2008

Prepaid insurance	$1,300	$608
Other prepaid expenses	1,646	1,532
Federal income taxes receivable	2,754	1,169
Miscellaneous receivables, net	4,109	3,912
Deferred commissions	1,179	1,717
Other current assets	651	607

	$11,639	$9,545

NOTE E – PROPERTY AND EQUIPMENT

		December 29,	June 28,
	Years	2007	2008

Buildings	40	$23,466	$23,609
Laboratory and production equipment	5-7	11,563	11,676
Sound and video library	5	600	600
Computer equipment and software	3-5	25,745	27,793
Furniture and fixtures	3-5	3,839	4,063
Automobiles	3-5	198	201
Leasehold improvements	3-5	3,700	4,137
Land improvements	15	1,579	1,565
		70,690	73,644

Less accumulated depreciation and amortization		36,459	38,921
		34,231	34,723

Land		1,956	1,968

Deposits and projects in process		15,874	23,472

		$52,061	$60,163

At June 28, 2008, the Company had a balance of $9,835 on its line of credit, which was used to expand its facilities in Salt Lake City, Utah, and in Sydney, Australia.  The interest expense that is associated with these projects has been capitalized as part of the asset to which it relates and will be amortized over the asset’s estimated useful life.  Total interest expense that was incurred during the first six months of 2008 was $642, of which $280 was capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29,	June 28,
	2007	2008

Associate incentives	$4,733	$6,234
Accrued employee compensation	10,139	6,559
Income taxes	2,106	1,365
Sales taxes	4,111	4,569
Associate promotions	917	1,419
Deferred revenue	4,302	5,760
Provision for returns and allowances	931	1,093
All other	4,835	6,327

	$32,074	$33,326

NOTE G – LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit, which had a balance of $9,835 at June 28, 2008.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

The weighted-average interest rate on this line of credit at June 28, 2008, was 4.16%.  The interest rate is computed at the bank’s Prime Rate or LIBOR and is adjusted according to the related Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants that are based on the Company’s EBITDA and on the Company’s debt coverage ratio.

NOTE H – COMMITMENTS AND CONTINGENCIES

Contingencies

As of June 28, 2008, the Company was named as a defendant in two class action lawsuits, which were filed in 2007 and were later consolidated.  The Company is also involved in other various disputes arising in the normal course of business.  In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE I – EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to equity awards under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods ended as of the dates indicated is as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Cost of sales	$172	$150	$315	$331
Selling, general and administrative	1,303	1,169	2,612	2,422
Research and development	154	51	293	105

	1,629	1,370	3,220	2,858
Related tax benefit	529	479	1,105	1,048

Net equity-based compensation expense	$1,100	$891	$2,115	$1,810

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of June 28, 2008.  This table does not include an estimate for future grants that may be issued.

Remainder of 2008	$2,945
2009	3,773
2010	3,316
2011 +	2,307
$12,341

The cost above is expected to be recognized over a weighted-average period of 1.9 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards, which requires the input of highly subjective assumptions, including expected stock price volatility.  The only awards granted by the Company during the six months ended June 28, 2008, were deferred stock units, which are full-value shares at the date of grant.  For awards granted by the Company during 2007, expected volatility was calculated by averaging the historical volatility of the Company and a peer group index, and the risk-free interest rate was based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Due to the “plain vanilla” characteristics of the Company’s equity awards, the “simplified method,” as permitted by the guidance in Staff Accounting Bulletin No. 107, was used to determine the expected life of these awards.

Weighted-average assumptions that were used to calculate the fair value of awards that were granted during the quarter and six months ended June 30, 2007, are included in the table below.  Because deferred stock units are full-value shares at the date of grant they have been excluded.

	Quarter	Six Months
Expected volatility	41.9%	41.9%
Risk-free interest rate	4.6%	4.6%
Expected life	4.2 yrs.	4.2 yrs.
Expected dividend yield	—	—
Grant price	$40.51	$42.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE I – EQUITY-BASED COMPENSATION – CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the six months ended June 28, 2008, is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 29, 2007	1,864	$32.18	4.9	$12,606
Granted	—	$—
Exercised	(215)	$1.62
Canceled or expired	(35)	$44.09

Outstanding at June 28, 2008	1,614	$35.99	4.5	$1,805

Exercisable at June 28, 2008	844	$33.85	5.2	$1,778

*            Aggregate intrinsic value is defined as the difference between the current market value at the reporting date and the exercise price of awards that were in-the-money. It is estimated using the closing price of the Company’s common stock on the last trading day of the period reported.

The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted during the six months ended June 30, 2007, was $16.79.  The total intrinsic value of awards that were exercised during the six month periods ended June 30, 2007, and June 28, 2008, was $4,745 and $7,096, respectively.

The total fair value of awards that vested during the six month periods ended June 30, 2007, and June 28, 2008, was $4,397 and $5,381, respectively.  This total fair value includes equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

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

	For the Quarter Ended
	June 30,	June 28,
	2007	2008
Earnings from continuing operations available to common shareholders	$11,407	$10,148
Loss from discontinued operations available to common shareholders	(93)	—

Net earnings available to common shareholders	$11,314	$10,148

Basic EPS

Shares
Common shares outstanding - entire period	17,859	16,198
Weighted-average common shares:
Issued during period	116	195
Canceled during period	(1,266)	—

Weighted-average common shares outstanding during period	16,709	16,393

Earnings per common share from continuing operations - basic	$0.68	$0.62
Loss per common share from discontinued operations - basic	—	—

Earnings per common share from net earnings - basic	$0.68	$0.62

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,709	16,393
Dilutive effect of equity awards	454	67

Weighted-average shares outstanding during period - diluted	17,163	16,460

Earnings per common share from continuing operations - diluted	$0.66	$0.62
Loss per common share from discontinued operations - diluted	—	—

Earnings per common share from net earnings - diluted	$0.66	$0.62

Equity awards for 58 and 1,539 shares of stock were not included in the computation of diluted EPS for the quarters ended June 30, 2007, and June 28, 2008, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J – COMMON STOCK AND EARNINGS PER SHARE – CONTINUED

	For the Six Months Ended
	June 30,	June 28,
	2007	2008
Earnings from continuing operations available to common shareholders	$23,207	$17,695
Loss from discontinued operations available to common shareholders	(207)	—

Net earnings available to common shareholders	$23,000	$17,695

Basic EPS

Shares
Common shares outstanding - entire period	17,859	16,198
Weighted-average common shares:
Issued during period	84	180
Canceled during period	(641)	—

Weighted-average common shares outstanding during period	17,302	16,378

Earnings per common share from continuing operations - basic	$1.34	$1.08
Loss per common share from discontinued operations - basic	(0.01)	—

Earnings per common share from net earnings - basic	$1.33	$1.08

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	17,302	16,378
Dilutive effect of equity awards	511	82

Weighted-average shares outstanding during period - diluted	17,813	16,460

Earnings per common share from continuing operations - diluted	$1.30	$1.08
Loss per common share from discontinued operations - diluted	(0.01)	—

Earnings per common share from net earnings - diluted	$1.29	$1.08

Equity awards for 42 and 1,400 shares of stock were not included in the computation of diluted EPS for the six months ended June 30, 2007, and June 28, 2008, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

During the six months ended June 30, 2007, the Company expended $72,998 to purchase 1,712 shares under the Company’s share repurchase plan.  No shares were purchased under the Company’s share repurchase plan during the six months ended June 28, 2008.  The purchase of shares under this plan reduces the number of shares issued and outstanding in the above calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE K – SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  During the six months ended June 30, 2007, and June 28, 2008, the Company’s nutritional products represented 86% and 88% of product sales, respectively.  The Company’s personal care products represented 10% of product sales during both of the six month periods ended June 30, 2007, and June 28, 2008.

The Company’s primary business is to manage its worldwide Associate base.  As such, management has determined that the Company operates in one reportable business segment as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Resources are allocated to markets for the purpose of developing an infrastructure that supports the Associates and sales in that market.  The Company does not use profitability reports on a regional or market basis for making business decisions.  Performance for a region or market is primarily evaluated based on sales.  No single customer accounted for 10% or more of net sales for the periods presented.

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

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008
Net Sales to External Customers
North America	$68,156	$65,921	$132,709	$128,196
Southeast Asia/Pacific	23,570	24,170	44,203	45,715
East Asia	11,631	15,057	23,516	28,672
North Asia	4,185	4,060	7,792	8,195
Consolidated Total	$107,542	$109,208	$208,220	$210,778

Total Assets
North America	$69,134	$81,750	$69,134	$81,750
Southeast Asia/Pacific	15,579	22,610	15,579	22,610
East Asia	7,320	7,637	7,320	7,637
North Asia	3,935	4,148	3,935	4,148
Consolidated Total	$95,968	$116,145	$95,968	$116,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE K – SEGMENT INFORMATION – CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter ended		Six Months ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Net sales:
United States	$43,433	$40,125	$85,493	$78,675
Canada	18,965	19,527	36,106	38,110
Australia-New Zealand	14,630	14,068	27,656	27,446

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of June 30, 2007, and June 28, 2008, long-lived assets in the United States totaled $39,023 and $49,633, respectively.  Additionally, due to the purchase, remodel, and fit-out of a new facility in Sydney, Australia during 2007, long-lived assets in the Australia-New Zealand market as of June 30, 2007 and June 28, 2008 totaled $7,009 and $13,626, respectively.  There is no significant concentration of long-lived assets in any other market.

NOTE L – SUBSEQUENT EVENTS

One July 21, 2008, the Company’s Compensation Committee of the Board of Directors issued approximately 2,500 SSARs to certain members of senior management that vest over five years.  These grants will have a significant impact on the Company’s future equity-based compensation expense and, consequently, results of operations.

As of June 28, 2008, a consolidated shareholder class action lawsuit was pending in the United States District Court, District of Utah, Central Division, against the Company and certain of its officers.  On July 23, 2008, the district court granted the Company’s motion to dismiss this litigation with prejudice.  The plaintiff has the right to appeal the court’s order within 30 days of the date of the order.

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

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2008 will end on January 3, 2009, and is a 53-week year.  Fiscal year 2007 ended on December 29, 2007, and was a 52-week year.

Presentation

Due to the sale of certain assets related to the third-party contract manufacturing business on August 10, 2007, we now operate as one reportable business segment, Direct Selling.  Our financial results reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to “discontinued operations.”

General

USANA develops and manufactures high-quality nutritional and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of June 28, 2008, we had approximately 169,000 active Associates and approximately 77,000 active Preferred Customers worldwide.  During the six months ended June 28, 2008, sales to Associates accounted for approximately 87% of product sales.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

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

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior year periods indicated:

	Six Months Ended
	June 30,	June 28,
Product Line	2007	2008
USANA® Nutritionals
Essentials	36%	35%
Optimizers	36%	40%
Macro Optimizers	14%	13%
Sensé – beautiful science®	10%	10%
All Other *	4%	2%

* Includes items such as resource materials and services, sales tools, and logo merchandise.

	Six Months Ended
	June 30,	June 28,
Key Product	2007	2008
USANA® Essentials	21%	20%
HealthPak 100 ™	13%	12%
Proflavanol®	10%	10%

As both a manufacturer and direct seller of nutritional and personal care products, we compete within two industries: nutrition and direct selling.  We believe that the most significant industry-wide factors affecting us are the aging of the worldwide population and the general public’s heightened awareness and understanding of the connection between diet and health, as well as attracting and retaining Associates and Preferred Customers.

Our results of operations and financial condition are directly related to changes in the number of Associates and Preferred Customers purchasing our products.  We believe that our high-quality products and our financially rewarding Compensation Plan are the key components to attracting and retaining Associates.  Additionally, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with successful Associates and members of the USANA management team.  We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for Associates.

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

The number of active Associates and Preferred Customers is used by management as a key non-financial measure because it is a leading indicator of net sales.  The tables below summarize the changes in our active customer base by geographic region, which are further discussed in the “Summary of Financial Results” section below.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	June 30, 2007		June 28, 2008		Prior Year	Change

North America	104,000	58.5%	96,000	56.8%	(8,000)	(7.7)%
Southeast Asia/Pacific	40,000	22.5%	39,000	23.1%	(1,000)	(2.5)%
East Asia	28,000	15.7%	27,000	16.0%	(1,000)	(3.6)%
North Asia	6,000	3.3%	7,000	4.1%	1,000	16.7%

	178,000	100.0%	169,000	100.0%	(9,000)	(5.1)%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	June 30, 2007		June 28, 2008		Prior Year	Change

North America	71,000	89.9%	69,000	89.6%	(2,000)	(2.8)%
Southeast Asia/Pacific	6,000	7.5%	6,000	7.8%	—	0.0%
East Asia	1,000	1.3%	1,000	1.3%	—	0.0%
North Asia	1,000	1.3%	1,000	1.3%	—	0.0%

	79,000	100.0%	77,000	100.0%	(2,000)	(2.5)%

Total Active Customers By Region

	As of		As of		Change from	Percent
	June 30, 2007		June 28, 2008		Prior Year	Change

North America	175,000	68.1%	165,000	67.1%	(10,000)	(5.7)%
Southeast Asia/Pacific	46,000	17.9%	45,000	18.3%	(1,000)	(2.2)%
East Asia	29,000	11.2%	28,000	11.4%	(1,000)	(3.4)%
North Asia	7,000	2.8%	8,000	3.2%	1,000	14.3%

	257,000	100.0%	246,000	100.0%	(11,000)	(4.3)%

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K at pages 21 through 31.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report, are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

•                  Reliance on key management personnel;

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

•                  Significant increases in transportation costs;

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

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2008 were $109.2 million compared with $107.5 million in the second quarter of 2007.  For the first six months of 2008 net sales were $210.8 million, compared with $208.2 million for the same period in 2007.  The modest increases in net sales for both the second quarter and first six months of 2008 were primarily the result of benefits from changes in foreign currency, which added $4.7 million for the quarter and $10.2 million for the six month period.  We also believe that effective incentive programs offered during the second quarter helped support sales.  We have been challenged, however, by a year-over-year decrease in the number of customers purchasing our products, mostly in the United States.  We believe that this decrease is due to economic uncertainties in the United States and lingering effects of the misinformation about the Company that appeared in the mass media during 2007.  We believe, however, that, based on current positive trends in customer activity and the dismissal/settlement of certain lawsuits, the challenges relating to the misinformation about the Company are largely behind us.  Additionally, we expect to see a benefit to net sales and a related increase in Associate incentives expense as a result of certain events surrounding and announcements to be made at our Annual International Convention that will be held in Salt Lake City, Utah during the third quarter.

Income from continuing operations decreased 11.0% to $10.1 million in the second quarter of 2008 from $11.4 million in the second quarter of 2007.  For the first six months of 2008, income from continuing operations decreased 23.8% to $17.7 million from $23.2 million in the first six months of 2007.  These decreases in both periods were due primarily to a combination of slowing net sales growth and increased operating costs.  The increase in operating costs resulted from significant investments that we have made in both infrastructure and human resources in order to keep pace with the growth that we have experienced over the last few years, as well as additional amounts spent on incentives to help motivate our Associates to grow their businesses.  Additionally, we experienced some non-recurring charges relating to the recently terminated tender offer discussed below.

Tender Offer and Related Subsequent Events

On June 2, 2008, Unity Acquisition Corp. (“Unity”), a Utah corporation indirectly owned by Gull Holdings, Ltd., the Company’s Chairman and current CEO, and other tender offer participants, initiated a tender offer to acquire the outstanding shares of the Company’s common stock for $26.00 per share.  Following the announcement of the offer, the independent members of the Company’s Board of Directors formed a Special Committee (the “Special Committee”) to evaluate the offer and engaged both an independent legal and financial advisor.  On June 20, 2008, the Special Committee unanimously determined that the offer was inadequate and recommended that the Company’s stockholders reject the offer.  On June 30, 2008, Unity increased the offer price to $28.00 per share and extended the offer to July 14, 2008.  On July 3, 2008, the Special Committee again unanimously determined that the offer was inadequate and recommended that the Company’s stockholders reject the offer.  On July 15, 2008, Unity announced a third extension of the offer to July 21, 2008.  On July 16, 2008, however, Unity terminated the offer.

Other Subsequent Events

On July 21, 2008, the Board of Directors announced changes in senior management of the Company.  David Wentz was named Chief Executive Officer and Fred Cooper, Ph.D. was appointed President and Chief Operating Officer.  Dr. Myron W. Wentz, Ph.D. will remain as Chairman of the Board of Directors.

On July 21, 2008, the Compensation Committee of the Board of Directors increased base salaries and issued significant equity grants to certain members of senior management that vest over five years.  We expect that these increases in cash and equity-based compensation will reduce earnings per share for 2008 by approximately $0.12.

Quarters Ended June 30, 2007 and June 28, 2008

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended				Change from	Percent
	June 30, 2007		June 28, 2008		Prior Year	Change

North America	$68,156	63.4%	$65,921	60.4%	$(2,235)	(3.3)%
Southeast Asia/Pacific	23,570	21.9%	24,170	22.1%	600	2.5%
East Asia	11,631	10.8%	15,057	13.8%	3,426	29.5%
North Asia	4,185	3.9%	4,060	3.7%	(125)	(3.0)%
	$107,542	100.0%	$109,208	100.0%	$1,666	1.5%

The majority of the decrease in North America came from the United States, where net sales decreased 7.6%, or $3.3 million due to a decrease in the number of active Associates.  We believe that the decrease in the number of active Associates in this region was due to economic uncertainties in the U.S. and the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007.  This decrease was partially offset by changes in foreign currency, which increased net sales in this region by $1.8 million.

In Southeast Asia/Pacific, we experienced declines in local currency net sales in all markets except Malaysia.  Net sales in Malaysia increased $1.3 million over the second quarter of 2007. Declining sales in the other markets within this region were offset in part by an overall benefit from changes in foreign currency in this region of $2.2 million.

The majority of the increase in East Asia came from Hong Kong due to an increase in the number of Active Associates.

Gross Profit

Gross profit increased to 80.0% of net sales for the second quarter of 2008, compared with 79.1% for the same quarter in 2007.  This increase can be attributed to benefits on our products that are manufactured in the United States and sold in our international markets resulting from a weak U.S. dollar, as well as leverage gained on fixed costs within cost of sales.  These improvements were partially offset by increased transportation costs.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 41.8% during the second quarter of 2008, compared with 40.2% for the second quarter of 2007.  This increase is due to a higher payout rate of our base Compensation Plan commissions, as well as to an increase in the amount paid for contests and promotions.  Both of these items were further increased by the strength in foreign currencies relative to the U.S. dollar.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to 23.0% of net sales for the second quarter of 2008, compared with 21.0% for the comparable quarter in 2007.  In absolute terms, our selling, general, and administrative expenses increased by $2.6 million.  This increase, both as a percentage of net sales and in absolute terms, can be attributed to the following:

•                  An increase of approximately $900 thousand in wage-related expenses;

•                  Non-recurring legal and other professional fees of approximately $800 thousand relating to the tender offer process;

•                  An increase of approximately $700 thousand relating to higher depreciation and rent expense;

•                  Increased spending of approximately $300 thousand on Associate support activities; and

•                  Stronger foreign currencies, the effects of which are reflected in the items above.

The items identified above were partially offset by a decrease of approximately $600 thousand in legal and other professional services related to defending false allegations about the Company that were disseminated in the mass media.

Income Taxes

Income taxes totaled 36.2% of earnings from continuing operations before income taxes for the second quarter of 2008, compared with 37.9% for the same quarter in 2007.  This decrease can primarily be attributed to an increase in tax benefits from the deduction for qualified production activities and to a decrease of approximately 80% in non-deductible expenses.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share from continuing operations decreased $0.04, or 6.1%, to $0.62 during the second quarter of 2008, compared with $0.66 for the second quarter of 2007.  This change was the result of a decrease in income from continuing operations.  Notably, non-recurring charges relating to the recently terminated tender offer reduced earnings per share by $0.03.  The decrease in diluted earnings per share was partially offset by a lower number of average shares outstanding due to share buybacks during 2007.

Six Months Ended June 30, 2007 and June 28, 2008

Net Sales

The following table summarizes the changes in our net sales by geographic region for the six month periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Six Months Ended				Change from	Percent
	June 30, 2007		June 28, 2008		Prior Year	Change
North America	$132,709	63.7%	$128,196	60.8%	$(4,513)	(3.4)%
Southeast Asia/Pacific	44,203	21.2%	45,715	21.7%	1,512	3.4%
East Asia	23,516	11.3%	28,672	13.6%	5,156	21.9%
North Asia	7,792	3.8%	8,195	3.9%	403	5.2%
	$208,220	100.0%	$210,778	100.0%	$2,558	1.2%

The majority of the decrease in North America came from the United States, where net sales dropped 8.0%, or $6.8 million primarily due to a decline in the number of active Associates.  The decrease in net sales in North America was partially offset by changes in foreign currency, which increased net sales in this region by $4.6 million.  We believe that the decrease in the number of active Associates in this region was primarily due to economic uncertainty in the United States and the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007.

In Southeast Asia/Pacific, we experienced declines in local currency net sales in all markets except Malaysia.  Net sales in Malaysia increased $2.7 million over the first six months of 2007. Declining sales in the other markets within this region were offset in part by an overall benefit from changes in foreign currency in this region of $4.5 million.

The increase in East Asia included strong growth in Hong Kong of 46.8%, which was partially offset by a 3.3% decline in Taiwan.  These changes in net sales are reflective of an increase in the number of active Associates in Hong Kong and a decrease in the number of active Associates in Taiwan.

Gross Profit

Gross profit as a percentage of net sales remained fairly steady from the first six months of 2007 to the first six months of 2008.  Although we are experiencing higher transportation costs, these increases have been offset by benefits on our products that are manufactured in the United States and sold in our international markets resulting from a weak U.S. dollar, a decrease in scrap, and leverage gained on fixed costs within cost of sales.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 41.3% during the first six months of 2008, compared with 39.8% for the first six months of 2007.  This increase is due to a higher payout rate of our base Compensation Plan commissions, as well as to an increase in the amount paid for contests and promotions.  Both of these items were further increased by the strength in foreign currencies relative to the U.S. dollar.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to 24.2% of net sales for the first six months of 2008, compared with 21.1% for the comparable period in 2007.  In absolute terms, our selling, general and administrative expenses increased by $6.9 million.  This increase, both as a percentage of net sales and in absolute terms, can be attributed to the following:

•                  An increase of approximately $1.8 million in wage-related expenses;

•                  An increase of approximately $1.5 million relating to higher depreciation and rent expense;

•                  Increased spending of approximately $1.4 million on Associate support activities;

•                  Non-recurring legal and other professional fees of approximately $800 thousand relating to the tender offer process;

•                  An increase in advertising and market research of approximately $600 thousand;

•                  An increase in accounting and auditing services of approximately $500 thousand; and

•                  Stronger foreign currencies, the effects of which are reflected in the items above.

Other Income (Expense)

Other income (expense) changed from net other income of $458 thousand in the first six months of 2007 to net other expense of $136 thousand in the first six months of 2008.  This change was due to smaller foreign currency gains and a decrease in interest income.

Income Taxes

Income taxes totaled 36.3% of earnings from continuing operations before income taxes for the first six months of 2008, compared with 37.2% for the same period in 2007.  This decrease can primarily be attributed to an increase in tax benefits from the deduction for qualified production activities, and to a decrease of approximately 80% in non-deductible expenses.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share from continuing operations decreased $0.22, or 16.9%, to $1.08 during the first six months of 2008, compared with $1.30 for the first six months of 2007.  This change was the result of a decrease in income from continuing operations.  Notably, non-recurring charges relating to the recently terminated tender offer reduced earnings per share by $0.03.  The decrease in diluted earnings per share was partially offset by a lower number of average shares outstanding due to share buybacks during 2007.

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

In the first six months of 2008, net cash flows from operating activities totaled $25.2 million, compared with $32.6 million for the same period in 2007.  This change was primarily the result of a decrease in net earnings and a smaller change in other liabilities for the first six months of 2008, compared to the first six months of 2007.  The change in other liabilities during the first six months of 2008, compared to the same period in 2007, was mainly due to higher employee incentives accrued in 2007 and paid in early 2008, coupled with lower incentive accruals during the first six months of 2008.

Cash and cash equivalents decreased to $10.0 million at June 28, 2008, from $12.9 million at December 29, 2007.  Net working capital decreased to $2.2 million at June 28, 2008, compared with $5.8 million at December 29, 2007.  This decrease in cash and cash equivalents was primarily the result of paying down our line of credit.  This decrease was offset in part by the absence of any share repurchase activity during the first six months of 2008, as well as by decreased amounts spent on property and equipment.

We currently maintain a $40.0 million credit facility with a bank.  As of June 28, 2008, our outstanding balance on this line of credit was $9.8 million.  This balance includes amounts spent to expand our facilities in Salt Lake City, Utah, and in Sydney, Australia.  We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.  This credit agreement contains restrictive covenants that are based on our EBITDA and on a specified debt coverage ratio.  As of June 28, 2008, we were in compliance with these covenants.

We are nearing completion on the expansion of our corporate headquarters, which we have anticipated would involve a total investment of approximately $21 million.  As of June 28, 2008, billings on this expansion totaled $20.9 million.  Additionally, we have nearly completed our remodel and fit-out project on the facility that we purchased in Sydney, Australia, and we expect to move our Australian operations to this new facility in the third quarter of 2008.  We have anticipated that the purchase, remodel, and fit-out of this facility will require a total investment of approximately $15 million, which is higher than the $14 million estimate provided in our 2007 Form 10-K due to changes in foreign currency exchange rates.  As of June 28, 2008, billings on this project totaled $13.4 million.

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

Foreign Currency Risks.  Net sales outside the United States represented 58.9% and 62.7% of our net sales in the six month periods ended June 30, 2007 and June 28, 2008, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and related earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in foreign exchange rates primarily through the timing of cash transfers from certain of our international markets.  Periodically we will seek to further reduce exposure by creating offsetting positions through the use of foreign currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our use of foreign currency exchange contracts includes the purchase of put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the foreign currency weakens beyond the option strike price.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  As of June 28, 2008, we had the following contracts in place to further offset exposure to foreign currency fluctuations:

		Average	Fair		Maturity
Foreign Currency	Coverage	Strike Price	Value		Date
	(in thousands)

Put options (Company may sell Canadian Dollar / buy U.S. Dollar)	$4,784	1.05	$18		July - August, 2008

Put options (Company may sell New Zealand Dollar / buy U.S. Dollar)	$888	1.35	$7		July - August, 2008

Put options (Company may sell New Taiwan Dollar / buy U.S. Dollar)	$940	31.90		*	July - August, 2008

Put options (Company may sell Mexican Peso / buy U.S. Dollar)	$453	11.03		*	July - August, 2008

* Fair value was less than $1,000

Interest Rate Risks.  As of June 28, 2008, we had a balance of $9.8 million outstanding on our line of credit, with a weighted-average interest rate of 4.16%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, and is adjusted by features in the credit agreement for this line of credit, with fixed-rate term options of up to six months.  The annual impact on our after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Consolidated Shareholder Class Action Lawsuit: Case No. 2:07cv177DAK

As of June 28, 2008, a consolidated shareholder class action lawsuit was pending in the United States District Court, District of Utah, Central Division, against the Company and certain of its officers. Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item 3 of Part 1 of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008.  On July 23, 2008, the district court granted the Company’s motion to dismiss this litigation with prejudice.  The plaintiff has the right to appeal the court’s order within 30 days of the date of the order.

USANA Health Sciences, Inc. v. Barry Minkow and Fraud Discovery Institute, Inc.

As of June 28, 2008, litigation initiated by the Company against Barry Minkow and his company, the Fraud Discovery Institute (“FDI”), was pending in the United States District Court, District of Utah, Central Division. Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item 3 of Part 1 of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008.  On July 28, 2008, the Company announced the settlement of this litigation. The Company agreed to withdraw its lawsuit and Mr. Minkow and FDI agreed that they will not trade in the Company’s stock in the future, will remove information regarding the Company within their control from the internet, and will not publish any further statements about the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on April 23, 2008, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of four directors; and

(2)          Ratification of the Board’s selection of PricewaterhouseCoopers LLP as our independent registered public accountant for fiscal year 2008.

A total of 13,887,763 shares (approximately 85%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	13,657,221	230,542
Ronald S. Poelman	13,647,512	240,251
Robert Anciaux	13,671,303	216,460
Jerry G. McClain	13,672,165	215,598

2.               For the ratification of the Board’s selection of PricewaterhouseCoopers LLC as the independent registered public accountant for fiscal year 2008 as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
13,859,556	31,588	3,381

Item 6.    EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*

10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.4	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.5	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended September 30, 2006)

10.6	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)

10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

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

10.14	Form of Indemnification Agreement between the Company and its directors (Incorporated by reference to Report on Form 8-K, filed May 24, 2006)*

10.15	Form of Indemnification Agreement between the Company and certain of its officers (Incorporated by reference to Report on Form 8-K, filed May 24, 2006)*

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	August 7, 2008	/s/ Gilbert A. Fuller
Gilbert A. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)