Form 10-Q
period 2008-09-27
USANA HEALTH SCIENCES INC
filed 2008-11-06
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 15,446,733.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29,	September 27,
	2007 (1)	2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,865	$13,699
Inventories	19,439	22,011
Prepaid expenses and other current assets	11,639	11,090
Deferred income taxes	2,049	2,980

Total current assets	45,992	49,780

Property and equipment, net	52,061	59,392

Assets held for sale	607	607

Goodwill	5,690	5,690

Other assets	4,778	5,673

	$109,128	$121,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,111	$9,384
Other current liabilities	32,074	34,875

Total current liabilities	40,185	44,259

Line of credit	28,000	30,650

Other long-term liabilities	2,305	2,836

Stockholders’ equity
Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 16,198 as of December 29, 2007 and 15,647 as of September 27, 2008	16	16
Additional paid-in capital	7,525	9,612
Retained earnings	30,108	33,361
Accumulated other comprehensive income	989	408

Total stockholders’ equity	38,638	43,397

	$109,128	$121,142

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 29, 2007	September 27, 2008

Net sales	$106,181	$107,176

Cost of sales	21,960	22,228

Gross profit	84,221	84,948

Operating expenses:
Associate incentives	43,021	44,573
Selling, general and administrative	23,053	26,787
Research and development	864	834

Total operating expenses	66,938	72,194

Earnings from operations	17,283	12,754

Other income (expense):
Interest income	53	5
Interest expense	(576)	(84)
Other, net	253	(410)

Other income (expense), net	(270)	(489)

Earnings from continuing operations before income taxes	17,013	12,265

Income taxes	5,350	4,126

Income from continuing operations	11,663	8,139

Loss from discontinued operations, net of tax benefit	(405)	—

Net earnings	$11,258	$8,139

Earnings per common share
Basic
Continuing operations	$0.72	$0.51
Discontinued operations	(0.02)	—

Net earnings	$0.70	$0.51

Diluted
Continuing operations	$0.70	$0.50
Discontinued operations	(0.02)	—

Net earnings	$0.68	$0.50

Weighted average common shares outstanding
Basic	16,173	16,031
Diluted	16,613	16,133

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	September 29, 2007	September 27, 2008

Net sales	$314,401	$317,954

Cost of sales	64,989	65,614

Gross profit	249,412	252,340

Operating expenses:
Associate incentives	125,850	131,540
Selling, general and administrative	67,085	77,696
Research and development	2,696	2,425

Total operating expenses	195,631	211,661

Earnings from operations	53,781	40,679

Other income (expense):
Interest income	447	188
Interest expense	(985)	(446)
Other, net	726	(367)

Other income (expense), net	188	(625)

Earnings from continuing operations before income taxes	53,969	40,054

Income taxes	19,099	14,220

Income from continuing operations	34,870	25,834

Loss from discontinued operations, net of tax benefit	(612)	—

Net earnings	$34,258	$25,834

Earnings per common share
Basic
Continuing operations	$2.06	$1.59
Discontinued operations	(0.04)	—

Net earnings	$2.02	$1.59

Diluted
Continuing operations	$2.00	$1.58
Discontinued operations	(0.03)	—

Net earnings	$1.97	$1.58

Weighted average common shares outstanding
Basic	16,926	16,262
Diluted	17,413	16,351

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 29, 2007 and September 27, 2008

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Nine Months September 29, 2007

Balance at December 30, 2006	17,859	$18	$15,573	$44,251	$355	$60,197

Comprehensive income
Net earnings	—	—	—	34,258	—	34,258
Foreign currency translation adjustment, net of tax benefit of $335	—	—	—	—	682	682

Comprehensive income						34,940

Common stock retired	(1,892)	(2)	(20,118)	(59,460)	—	(79,580)

Common stock awarded to Associates	1	—	47	—	—	47

Equity-based compensation expense	—	—	4,786	—	—	4,786

Common stock exercised under equity award plan, including tax benefit of $1,458	162	—	4,543	—	—	4,543

Balance at September 29, 2007	16,130	$16	$4,831	$19,049	$1,037	$24,933

For the Nine Months Ended September 27, 2008

Balance at December 29, 2007	16,198	$16	$7,525	$30,108	$989	$38,638

Comprehensive income
Net earnings	—	—	—	25,834	—	25,834
Foreign currency translation adjustment, net of tax expense of $582	—	—	—	—	(581)	(581)

Comprehensive income						25,253

Common stock retired	(809)	—	(5,484)	(22,581)	—	(28,065)

Equity-based compensation expense	—	—	4,934	—	—	4,934

Common stock exercised under equity award plan, including tax benefit of $2,095	258	—	2,637	—	—	2,637

Balance at September 27, 2008	15,647	$16	$9,612	$33,361	$408	$43,397

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2007	September 27, 2008

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings	$34,258	$25,834
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,599	4,894
(Gain) loss on disposition of property and equipment	59	(81)
Equity-based compensation expense	4,786	4,934
Excess tax benefit from equity-based payment arrangements	(1,071)	(2,225)
Common stock awarded to Associates	47	—
Deferred income taxes	(1,140)	(1,603)
Provision for inventory valuation	973	700
Changes in operating assets and liabilities:
Inventories	1,515	(3,746)
Prepaid expenses and other assets	(1,640)	152
Accounts payable	(2,443)	3,015
Other liabilities	5,199	6,246

Total adjustments	9,884	12,286

Net cash provided by operating activities	44,142	38,120

Cash flows from investing activities
Receipts on notes receivable	91	561
Increase in notes receivable	(667)	4
Proceeds from the sale of property and equipment	769	136
Purchases of property and equipment	(19,008)	(15,081)

Net cash used in investing activities	(18,815)	(14,380)

Cash flows from financing activities
Proceeds from equity awards exercised	3,085	542
Excess tax benefit from equity-based payment arrangements	1,071	2,225
Repurchase of common stock	(79,580)	(28,065)
Borrowings on line of credit	97,043	46,555
Payments on line of credit	(62,418)	(43,905)

Net cash used in financing activities	(40,799)	(22,648)

Effect of exchange rate changes on cash and cash equivalents	161	(258)

Net increase (decrease) in cash and cash equivalents	(15,311)	834

Cash and cash equivalents, beginning of period	27,029	12,865

Cash and cash equivalents, end of period	$11,718	$13,699

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amount capitalized	$964	$315
Income taxes	19,472	16,222

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of September 27, 2008, and results of operations for the quarters and nine months ended September 29, 2007 and September 27, 2008.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  The results of operations for the quarter and nine months ended September 27, 2008 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2009.

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

NOTE B – DISCONTINUED OPERATIONS

Consistent with the Company’s long-term objectives of focusing on its direct selling business, on August 10, 2007, the Company sold certain assets of its third-party contract manufacturing business.  The Company retained assets that are associated with manufacturing and packaging its Sensé™ skin and beauty care products and continues to manufacture these products at the Draper, Utah facility.  Results of the third-party contract manufacturing operations have been classified as “discontinued operations” for all applicable periods.

The Company’s sales that are reported in discontinued operations for the quarter and nine months ended September 29, 2007 were $706 and $4,460 respectively.  For the quarter ended September 29, 2007, the loss from discontinued operations was $625 and the related income tax benefit was $220.  For the nine months ended September 29, 2007, the loss from discontinued operations was $955 and the related income tax benefit was $343.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 29,	September 27,
	2007	2008

Raw materials	$5,730	$6,322
Work in progress	5,825	4,734
Finished goods	7,884	10,955

	$19,439	$22,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 29,	September 27,
	2007	2008

Prepaid insurance	$1,300	$296
Other prepaid expenses	1,646	1,101
Federal income taxes receivable	2,754	3,292
Miscellaneous receivables, net	4,109	3,252
Deferred commissions	1,179	2,545
Other current assets	651	604

	$11,639	$11,090

NOTE E – PROPERTY AND EQUIPMENT

		December 29,	September 27,
	Years	2007	2008

Buildings	40	$23,466	$36,229
Laboratory and production equipment	5-7	11,563	13,904
Computer equipment and software	3-5	25,745	25,430
Furniture, fixtures, and other	3-5	4,637	5,678
Leasehold improvements	3-5	3,700	4,104
Land improvements	15	1,579	1,994

		70,690	87,339

Less accumulated depreciation and amortization		36,459	36,794

		34,231	50,545

Land		1,956	7,187

Deposits and projects in process		15,874	1,660

		$52,061	$59,392

The Company has utilized its line of credit in part for the expansion of its facilities in Salt Lake City, Utah, and in Sydney, Australia.  As of September 27, 2008, the Company’s balance on its line of credit was $30,650.  The interest expense that is associated with these projects has been capitalized as part of the asset to which it relates and will be amortized over the asset’s estimated useful life.  Total interest expense that was incurred during the first nine months of 2008 was $866, of which $420 was capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29,	September 27,
	2007	2008

Associate incentives	$4,733	$7,101
Accrued employee compensation	10,139	8,030
Income taxes	2,106	34
Sales taxes	4,111	4,342
Associate promotions	917	317
Deferred revenue	4,302	7,842
Provision for returns and allowances	931	1,118
All other	4,835	6,091

	$32,074	$34,875

NOTE G – LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit, which had a balance of $30,650 at September 27, 2008.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

The weighted-average interest rate on this line of credit at September 27, 2008 was 3.61%.  The interest rate is computed at the bank’s Prime Rate or LIBOR and is adjusted according to the related Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants that are based on the Company’s EBITDA and on the Company’s debt coverage ratio.

NOTE H – COMMITMENTS AND CONTINGENCIES

Contingencies

During 2008, the Company has been a named defendant in two class action lawsuits, which were filed in 2007.  These lawsuits were dismissed, with prejudice, on July 23, 2008 and October 1, 2008, respectively.  The Company is also involved in other various disputes arising in the normal course of business.  In the opinion of management, based upon advice of counsel, the ultimate outcome of these disputes will not have a material impact on the Company’s financial position or results of operations.

NOTE I – EQUITY-BASED COMPENSATION

During 2007 and 2008 the Company granted equity awards under its 2006 Equity Incentive Award Plan (the “2006 Plan”), which allows for the grant of various equity awards, including stock-settled stock appreciation rights (“SSAR”), stock options, deferred stock units (“DSU”), and other types of equity awards to the Company’s officers, key employees, and non-employee directors.  The 2006 Plan authorized 5,000 shares of common stock for issuance.  As of September 27, 2008, the Company had issued 3,438 awards under this plan, 2,617 of which were issued in July 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE I – EQUITY-BASED COMPENSATION – CONTINUED

Equity-based compensation expense relating to equity awards under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods ended as of the dates indicated is as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Cost of sales	$181	$205	$496	$536
Selling, general and administrative	1,315	1,782	3,927	4,204
Research and development	70	89	363	194

	1,566	2,076	4,786	4,934
Related tax benefit	542	748	1,647	1,796

Net equity-based compensation expense	$1,024	$1,328	$3,139	$3,138

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of September 27, 2008.  This table does not include an estimate for future grants that may be issued.

Remainder of 2008		$2,689
2009		8,513
2010		7,726
2011		6,317
2013		4,910
2013		2,209
	*	$32,364

* Expected to be recognized over a weighted-average period of 2.5 years.

As determined by the Company’s Compensation Committee, awards granted to officers and key employees will generally vest 20% each year on the anniversary of the grant date.  Awards of stock options and SSARs to be granted to non-employee directors will generally vest 25% each quarter, commencing on the last day of the first fiscal quarter in which the awards are granted.  Awards of stock options and SSARs will generally expire five to five and one-half years from the date of grant.  Awards of DSUs are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.  The exercise price of awards granted under the 2006 Plan is the closing price of the Company’s common stock on the date of grant.

The Company recognizes equity-based compensation expense under the straight-line method over the vesting term based on the grant date fair value and an estimate of forfeitures derived from historical experience.  The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards, which requires the input of highly subjective assumptions, including expected stock price volatility.  For awards granted by the Company prior to 2008, expected volatility was calculated by averaging the historical volatility of the Company and a peer group index.  Beginning in 2008, expected volatility became a weighted-average of historical volatility and implied volatility of the Company.  Risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Due to the “plain vanilla” characteristics of the Company’s equity awards, the “simplified method,” as permitted by the guidance in Staff Accounting Bulletin No. 107, was used to determine the expected life of awards granted prior to 2008.  Beginning in 2008, expected life became a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period for outstanding options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE I – EQUITY-BASED COMPENSATION – CONTINUED

Weighted-average assumptions that were used to calculate the fair value of awards that were granted during the periods ended as of the dates indicated are included in the table below.  Because DSUs are full-value shares at the date of grant, they have been excluded.

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Expected volatility	*	37.3%	41.9%	37.3%
Risk-free interest rate	*	3.2%	4.6%	3.2%
Expected life	*	4.0 yrs.	4.2 yrs.	4.0 yrs.
Expected dividend yield	*	—	—	—
Grant price	*	$26.06	$42.10	$26.06

*There were no equity awards granted during the quarter ended September 29, 2007.

A summary of the Company’s stock option and SSAR activity for the nine months ended September 27, 2008, is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 29, 2007	1,864	$32.18	4.9	$12,606
Granted	2,617	$26.06
Exercised	(261)	$2.51
Canceled or expired	(80)	$41.82

Outstanding at September 27, 2008	4,140	$29.99	4.9	$65,816

Exercisable at September 27, 2008	824	$35.14	4.9	$8,861

*

Aggregate intrinsic value is defined as the difference between the current market value at the reporting date and the exercise price of awards that were in-the-money.  It is estimated using the closing price of the Company’s common stock on the last trading day of the period reported.

The weighted-average fair value of stock options and SSARs that were granted during the nine month periods ended September 29, 2007, and September 27, 2008 was $16.79 and $8.73, respectively.  The total intrinsic value of awards that were exercised during the nine month periods ended September 29, 2007, and September 27, 2008, was $5,734 and $8,571, respectively.

The total fair value of awards that vested during the nine month periods ended September 29, 2007, and September 27, 2008, was $5,181 and $5,942, respectively.  This total fair value includes equity awards that were issued in the form of stock options, SSARs, and DSUs.

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

	For the Quarter Ended
	September 29,	September 27,
	2007	2008
Earnings from continuing operations available to common shareholders	$11,663	$8,139
Loss from discontinued operations available to common shareholders	(405)	—

Net earnings available to common shareholders	$11,258	$8,139

Basic EPS

Shares
Common shares outstanding - entire period	17,859	16,198
Weighted-average common shares:
Issued during period	130	223
Canceled during period	(1,816)	(390)

Weighted-average common shares outstanding during period	16,173	16,031

Earnings per common share from continuing operations - basic	$0.72	$0.51
Loss per common share from discontinued operations - basic	(0.02)	—

Earnings per common share from net earnings - basic	$0.70	$0.51

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,173	16,031
Dilutive effect of equity awards	440	102

Weighted-average shares outstanding during period - diluted	16,613	16,133

Earnings per common share from continuing operations - diluted	$0.70	$0.50
Loss per common share from discontinued operations - diluted	(0.02)	—

Earnings per common share from net earnings - diluted	$0.68	$0.50

Equity awards for 48 and 1,232 shares of stock were not included in the computation of diluted EPS for the quarters ended September 29, 2007, and September 27, 2008, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE J – COMMON STOCK AND EARNINGS PER SHARE – CONTINUED

	For the Nine Months Ended
	September 29, 2007	September 27, 2008
Earnings from continuing operations available to common shareholders	$34,870	$25,834
Loss from discontinued operations available to common shareholders	(612)	—

Net earnings available to common shareholders	$34,258	$25,834

Basic EPS

Shares
Common shares outstanding - entire period	17,859	16,198
Weighted-average common shares:
Issued during period	100	194
Canceled during period	(1,033)	(130)

Weighted-average common shares outstanding during period	16,926	16,262

Earnings per common share from continuing operations - basic	$2.06	$1.59
Loss per common share from discontinued operations - basic	(0.04)	—

Earnings per common share from net earnings - basic	$2.02	$1.59

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,926	16,262
Dilutive effect of equity awards	487	89

Weighted-average shares outstanding during period - diluted	17,413	16,351

Earnings per common share from continuing operations - diluted	$2.00	$1.58
Loss per common share from discontinued operations - diluted	(0.03)	—

Earnings per common share from net earnings - diluted	$1.97	$1.58

Equity awards for 28 and 1,344 shares of stock were not included in the computation of diluted EPS for the nine months ended September 29, 2007, and September 27, 2008, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

During the nine months ended September 29, 2007, and September 27, 2008, the Company expended $79,580 and $28,065 to purchase 1,892 and 809 shares, respectively, under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding in the above calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE K – SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional and personal care products for the periods indicated.

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
Product Line	2007	2008	2007	2008
USANA® Nutritionals	87%	87%	86%	87%
Sensé – beautiful science®	10%	9%	10%	10%

The Company’s primary business is to manage its worldwide Associate base.  As such, management has determined that the Company operates in one reportable business segment as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Performance for a region or market is primarily evaluated based on sales.  The Company does not use profitability reports on a regional or market basis for making business decisions.  No single customer accounted for 10% or more of net sales for the periods presented.

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

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Net Sales to External Customers
North America	$66,619	$64,593	$199,328	$192,789
Southeast Asia/Pacific	23,303	23,265	67,506	68,980
East Asia	12,230	15,206	35,746	43,878
North Asia	4,029	4,112	11,821	12,307
Consolidated Total	$106,181	$107,176	$314,401	$317,954

Total Assets
North America	$73,305	$87,338	$73,305	$87,338
Southeast Asia/Pacific	17,198	21,393	17,198	21,393
East Asia	7,027	8,178	7,027	8,178
North Asia	4,118	4,233	4,118	4,233
Consolidated Total	$101,648	$121,142	$101,648	$121,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except per share data)

(unaudited)

NOTE K – SEGMENT INFORMATION – CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter ended		Nine Months ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Net sales:
United States	$42,455	$40,169	$127,948	$118,844
Canada	18,792	18,216	54,898	56,326
Australia-New Zealand	14,163	13,179	41,819	40,625

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of September 29, 2007, and September 27, 2008, long-lived assets in the United States totaled $42,051 and $50,230, respectively.  Additionally, due to the purchase, remodel, and fit-out of our new facility in Sydney, Australia during the last few years, long-lived assets in the Australia-New Zealand market as of September 29, 2007 and September 27, 2008 totaled $7,536 and $12,944, respectively.  There is no significant concentration of long-lived assets in any other market.

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

Presentation

Due to the sale of certain assets related to our third-party contract manufacturing business on August 10, 2007, we now operate as one reportable business segment, Direct Selling.  Our 2007 financial results reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to “discontinued operations.”

General

USANA develops and manufactures high-quality nutritional and personal care products.  We market our products on the basis of high levels of bioavailability, safety, and quality.  We distribute our products through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of September 27, 2008, we had approximately 184,000 active Associates and approximately 73,000 active Preferred Customers worldwide.  During the nine months ended September 27, 2008, sales to Associates accounted for approximately 88% of product sales.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

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

During the third quarter of 2008, at our Annual International Convention, we introduced two new products in our Optimizers category; Rev3 Energy Drink and Rev3 Energy Surge™ Pack.  Rev3 Energy Drink is sold in a ready-to-drink 12oz can, while Rev3 Energy Surge Pack is conveniently packaged in single serve packs to be mixed with water or other beverages.  These products were developed to be a healthy alternative to traditional energy drinks that are loaded with sugars and artificial flavors.  They were formulated with low-glycemic sugars for sustained energy, contain natural caffeine from a blend of teas, and provide vitamins, minerals, and antioxidants to support energy metabolism at the cellular level.  We also launched a new product in our Macro Optimizers category, Chocolate Whey Nutrimeal™.  Currently, these products are only available for sale in the United States.

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior year periods indicated:

	Nine Months Ended
	September 29,	September 27,
Product Line	2007	2008
USANA® Nutritionals
Essentials	36%	34%
Optimizers	37%	40%
Macro Optimizers	13%	13%
Sensé – beautiful science®	10%	10%
All Other *	4%	3%

* Includes items such as resource materials and services, sales tools, and logo merchandise.

	Nine Months Ended
	September 29,	September 27,
Key Product	2007	2008
USANA® Essentials	20%	20%
HealthPak 100 ™	13%	12%
Proflavanol®	10%	10%

As a manufacturer of nutritional and personal care products utilizing direct selling for the distribution of our products, we compete within two industries: nutrition and direct selling.  We believe that the most significant factors affecting us are the aging of the worldwide population and the general public’s heightened awareness and understanding of the connection between diet and health, which affect our ability to attract and retain Associates and Preferred Customers to sell and consume our products.

Our results of operations and financial condition are directly related to changes in the number of Associates and Preferred Customers purchasing our products.  We believe that our high-quality products and our financially rewarding Compensation Plan are the key components to attracting and retaining Associates.  At our Annual International Convention in 2008, we announced two permanent enhancements to our Associate Compensation Plan.  These enhancements provide additional opportunities for our Associates to earn income through the Compensation Plan.

To support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our top-ranking Associates and members of the USANA management team.  We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

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

The number of active Associates and Preferred Customers is used by management as a key non-financial measure because it is a leading indicator of net sales.  The tables below summarize the changes in our active customer base by geographic region, which are further discussed in the “Summary of Financial Results and Recent Developments” section below.  These numbers have been rounded to the nearest thousand.

Active Associates By Region

	As of September 29, 2007		As of September 27, 2008		Change from Prior Year	Percent Change
North America	105,000	58.3%	103,000	56.0%	(2,000)	(1.9)%
Southeast Asia/Pacific	41,000	22.8%	42,000	22.8%	1,000	2.4%
East Asia	27,000	15.0%	32,000	17.4%	5,000	18.5%
North Asia	7,000	3.9%	7,000	3.8%	—	0.0%

	180,000	100.0%	184,000	100.0%	4,000	2.2%

Active Preferred Customers By Region

	As of September 29, 2007		As of September 27, 2008		Change from Prior Year	Percent Change
North America	71,000	89.9%	64,000	87.7%	(7,000)	(9.9)%
Southeast Asia/Pacific	6,000	7.5%	8,000	10.9%	2,000	33.3%
East Asia	1,000	1.3%	1,000	1.4%	—	0.0%
North Asia	1,000	1.3%	—	0.0%	(1,000)	(100.0)%

	79,000	100.0%	73,000	100.0%	(6,000)	(7.6)%

Total Active Customers By Region

	As of September 29, 2007		As of September 27, 2008		Change from Prior Year	Percent Change
North America	176,000	68.0%	167,000	65.0%	(9,000)	(5.1)%
Southeast Asia/Pacific	47,000	18.1%	50,000	19.5%	3,000	6.4%
East Asia	28,000	10.8%	33,000	12.8%	5,000	17.9%
North Asia	8,000	3.1%	7,000	2.7%	(1,000)	(12.5)%

	259,000	100.0%	257,000	100.0%	(2,000)	(0.8)%

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

•                  The fluctuation in the value of currency exchange rates with the U.S. dollar;

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

Results of Operations

Summary of Financial Results and Recent Developments

Net sales for the third quarter of 2008 were $107.2 million, compared with $106.2 million in the third quarter of 2007.  Net sales during the nine months ended September 27, 2008 were $318.0 million, compared with $314.4 million for the same period in 2007.  The increase in net sales for the nine months ended September 27, 2008 was primarily the result of growth in our East Asia region and benefits from changes in currency exchange rates, which were largely offset by decreased sales in the United States and most markets within our Southeast Asia/Pacific region.  As a U.S. based multi-national company, for the last several years we have received a benefit to net sales from changes in currency exchange rates; however, as the U.S. dollar has begun to strengthen, we are starting to see this trend reverse.  Notably, if the U.S. dollar continues to strengthen against certain currencies, our net sales and results of operations will be negatively impacted in the fourth quarter and full-year 2008.

The total number of active Associates increased in the third quarter of 2008 on both a year-over-year and a sequential quarter basis.  As a leading indicator for sales, we are optimistic about the increase in the number of Associates during the third quarter.  This increase is largely due to the enhancements to our Associate Compensation Plan that we announced in the third quarter.  These enhancements consist of an Elite Bonus, which will reward and motivate our top 25 income-earning Associates, and a Matching Bonus, which provides another opportunity for our Associates to earn income through their USANA home-based business.  Additionally, we believe that the dismissal/settlement of the distracting lawsuits and challenges relating to the misinformation about the Company, now essentially behind us, improved confidence of our customers.

Although the total number of active Associates increased in the third quarter of 2008 compared with the third quarter of 2007, the number of active Associates in our largest region, North America, declined.  We believe this was primarily due to economic uncertainties in the United States during 2008 relative to 2007.  We believe, however, that in the current economic environment we may see an overall increase in the number of our Associates as people look for alternative sources of income.  In contrast, we may see an overall decrease in the number of our Preferred Customers as they become more conservative with their spending.

Income from continuing operations decreased 30.2% to $8.1 million in the third quarter of 2008 from $11.7 million in the third quarter of 2007.  For the nine months ended September 27, 2008, income from continuing operations decreased 25.9% to $25.8 million from $34.9 million in the same period of 2007.  These decreases in both periods were due primarily to a combination of slower net sales growth and increased operating costs.

During the third quarter of 2008, we also announced the Company’s plans to begin operations in the Philippines.  This opening is expected in early 2009.  Subsequent to this announcement, there has been a great deal of excitement from our Associate leaders, and we are optimistic about the potential of this market.

Tender Offer

On June 2, 2008, Unity Acquisition Corp. (“Unity”), a Utah corporation indirectly owned by Gull Holdings, Ltd., the Company’s Chairman, and certain other tender offer participants, initiated a tender offer to acquire all of the outstanding shares of the Company’s common stock for $26.00 per share.  Following the announcement of the offer, the independent members of the Company’s Board of Directors formed a Special Committee (the “Special Committee”) to evaluate the offer and engaged both an independent legal and independent financial advisor.  On June 20, 2008, the Special Committee unanimously determined that the offer was inadequate and recommended that the Company’s stockholders reject the offer.  On June 30, 2008, Unity increased the offer price to $28.00 per share and extended the offer to July 14, 2008.  On July 3, 2008, the Special Committee again unanimously determined that the offer was inadequate and recommended that the Company’s stockholders reject the offer.  On July 15, 2008, Unity announced a third extension of the offer to July 21, 2008.  On July 16, 2008, however, Unity terminated the offer.

Quarters Ended September 29, 2007 and September 27, 2008

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region (in thousands)
	Quarter Ended				Change from	Percent
	September 29, 2007		September 27, 2008		Prior Year	Change
North America	$66,619	62.8%	$64,593	60.3%	$(2,026)	(3.0)%
Southeast Asia/Pacific	23,303	21.9%	23,265	21.7%	(38)	(0.2)%
East Asia	12,230	11.5%	15,206	14.2%	2,976	24.3%
North Asia	4,029	3.8%	4,112	3.8%	83	2.1%

	$106,181	100.0%	$107,176	100.0%	$995	0.9%

The majority of the decrease in net sales in North America came from the United States, where net sales decreased 5.4%, or $2.3 million, due to lower active customer counts.  We believe that the decrease in active customers in this region was primarily due to economic uncertainties in the United States during 2008 relative to 2007, and the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007.  Mexico helped partially offset declining sales in this region during the third quarter of 2008 with an $800 thousand increase in net sales, nearly half of which was in the form of a benefit from changes in currency exchange rates.

Excluding Malaysia, net sales in Southeast Asia/Pacific declined by nearly $1.3 million, or 7.0%.  Net sales in Malaysia increased $1.2 million, or 25.2%, over the third quarter of 2007.  Declining sales in the other markets within this region were the result of lower active customer counts, particularly in New Zealand.  An overall benefit from favorable changes in currency exchange rates in this region during the third quarter of 2008 added $900 thousand to net sales.

The majority of the increase in net sales in East Asia during the third quarter of 2008 came from Hong Kong where net sales increased $2.7 million, or 39.1%, due to a strong increase in the number of Active Associates in that market.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 41.6% during the third quarter of 2008, compared with 40.5% in 2007.  This increase is due to a higher payout rate of our base Compensation Plan commissions, as well as an increase in the amount paid for contests and promotions.  Additionally, as previously mentioned, we have implemented some permanent enhancements to our Associate Compensation Plan, which have begun to increase Associate incentives as a percentage of net sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to 25.0% of net sales for the third quarter of 2008, compared with 21.7% in 2007.  In absolute terms, our selling, general, and administrative expenses increased by $3.7 million.  This increase in absolute terms can be attributed to the following:

•                  An increase of approximately $2.0 million in wage-related expenses;

•                  Non-recurring legal and other professional fees of approximately $900 thousand, relating to the tender offer process;

•                  An increase of approximately $500 thousand in depreciation expense, relating to capital projects completed in the United States and Australia; and

•                  An increase of approximately $500 thousand in equity-based compensation expense.

Included in the increases listed above for wage-related expenses and equity-based compensation expense are increased base salaries and equity grants to certain members of senior management.  These particular increases to cash and equity compensation were done in connection with changes that were made in upper management during the third quarter and are expected to reduce earnings per share for 2008 by approximately $0.11.

The increase of selling, general and administrative expenses as a percentage of net sales can be attributed to all of the above, combined with relatively flat sales growth.

Other Income (Expense)

Net other expense increased from $270 thousand in the third quarter of 2007 to $489 thousand in 2008.  The largest component of this change was a $414 thousand loss relating to international currency exchange during the third quarter of 2008, compared with a $255 thousand gain in the corresponding period of 2007.  This increase in other expense was partially offset by a decrease in interest expense.

Income Taxes

Income taxes totaled 33.6% of earnings from continuing operations before income taxes for the third quarter of 2008, compared with 31.4% in 2007.  The increase in our income tax rate is primarily attributed to not having a federal R&D tax credit in 2008.  Legislation was passed in October of 2008 that will allow the Company to recognize a federal R&D tax credit during the fourth quarter for all of fiscal 2008.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share from continuing operations decreased $0.20, or 28.6%, to $0.50 during the third quarter of 2008, compared with $0.70 in 2007.  This change was the result of relatively flat sales, combined with higher operating costs, as well as a higher effective tax rate.  Non-recurring charges relating to the recently terminated tender offer reduced earnings per share by $0.04.  This decrease was partially offset by a lower number of average shares outstanding due to share buybacks during 2007 and 2008.

Nine Months Ended September 29, 2007 and September 27, 2008

Net Sales

The following table summarizes the changes in our net sales by geographic region for the nine month periods ended as of the dates indicated:

	Net Sales by Region (in thousands)
	Nine Months Ended				Change from	Percent
	September 29, 2007		September 27, 2008		Prior Year	Change
North America	$199,328	63.4%	$192,789	60.6%	$(6,539)	(3.3)%
Southeast Asia/Pacific	67,506	21.5%	68,980	21.7%	1,474	2.2%
East Asia	35,746	11.4%	43,878	13.8%	8,132	22.7%
North Asia	11,821	3.7%	12,307	3.9%	486	4.1%

	$314,401	100.0%	$317,954	100.0%	$3,553	1.1%

The decrease in net sales in North America came from the United States, where net sales dropped 7.1%, or $9.1 million, primarily due to lower active customer counts.  This decrease was partially offset by benefits from changes in currency exchange rates, which increased net sales in this region by $5.0 million.  We believe that the decrease in the number of active customers in this region was primarily due to economic uncertainty in the United States during 2008 relative to 2007, and the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007.

Excluding Malaysia, net sales in Southeast Asia/Pacific declined by $2.4 million, or 4.4%.  Net sales in Malaysia increased $3.9 million, or 31.1% over the nine months ended September 29, 2007.  Because our Malaysia market is still fairly new, we believe that a portion of its net sales would have otherwise been generated in other markets, such as Singapore, within this region.  Declining sales in the other markets within this region were offset in part by an overall benefit from changes in currency exchange rates of $5.5 million.

The increase in net sales in East Asia came from strong growth in Hong Kong of 43.9%, or $8.2 million.  The change in net sales in this region is reflective of a continued increase in the number of active Associates in Hong Kong and a slight decrease in the number of active Associates in Taiwan.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 41.4% during the nine months ended September 27, 2008, compared with 40.0% in 2007.  This increase is due to a higher payout rate of our base Compensation Plan commissions, and an increase in the amount paid for contests and promotions.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to 24.4% of net sales for the nine months ended September 27, 2008, compared with 21.3% in 2007.  In absolute terms, our selling, general and administrative expenses increased by $10.6 million.  This increase in absolute terms is attributed to the following:

•                  An increase of approximately $3.9 million in wage-related expenses;

•                  An increase of approximately $1.9 million relating to higher depreciation and rent expense;

•                  Non-recurring legal and other professional fees of approximately $1.7 million, relating to the tender offer process;

•                  Increased spending of approximately $1.2 million on Associate events and support activities; and

•                  An increase in accounting and auditing service fees of nearly $700 thousand.

The increase of selling, general and administrative expenses as a percentage of net sales can be attributed to all of the above combined with relatively flat sales growth.

Other Income (Expense)

Other income (expense) changed from net other income of $188 thousand during the nine months ended September 29, 2007 to net other expense of $625 thousand during the nine months ended September 27, 2008.  The largest component of this change was a $277 thousand loss relating to international currency exchange during the nine months ended September 27, 2008, compared with a $769 thousand gain in the corresponding period of 2007.  Interest income also decreased during the nine months ended September 27, 2008.  Both of these factors were partially offset by the decrease in interest expense due to a lower average balance on our line of credit.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share from continuing operations decreased $0.42, or 21.0%, to $1.58 during the nine months ended September 27, 2008, compared with $2.00 in 2007.  This change was the result of relatively flat sales, combined with higher operating costs.  Notably, non-recurring charges relating to the recently terminated tender offer reduced earnings per share by $0.07.  The decrease in diluted earnings per share was partially offset by a lower number of average shares outstanding due to share buybacks during 2007.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow, the availability of which is directly affected by variations in the total revenues of the Company.  There are no material restrictions on our ability to transfer and remit funds among our international subsidiaries.

During the nine months ended September 27, 2008, net cash flow from operating activities totaled $38.1 million, compared with $44.1 million for the same period in 2007.  This change was primarily the result of a decrease in net earnings during the nine months ended September 27, 2008, compared with the same period in 2007.

Cash and cash equivalents increased to $13.7 million at September 27, 2008, from $12.9 million at December 29, 2007.  Net working capital decreased to $5.5 million at September 27, 2008, compared with $5.8 million at December 29, 2007.

We currently maintain a $40.0 million credit facility with Bank of America.  As of September 27, 2008, our balance on this line of credit was $30.7 million.  This consists of amounts that we have used to complete the expansion of our facilities in Salt Lake City, Utah, and in Sydney, Australia, as well as to fund share repurchases and retirements.  We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.  This credit agreement contains restrictive covenants that are based on our EBITDA and on a specified debt coverage ratio.  As of September 27, 2008, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this line of credit.  If Bank of America became unable to honor their commitment to extend credit under this line of credit, our operating cash flow combined with our cash balances should be adequate to meet our working capital requirements, including payment on this line of credit.  We currently have no planned major capital expenditures.

We have completed the final phase of the expansion of our corporate headquarters.  As of September 27, 2008, billings on this expansion totaled $21.2 million.  Additionally, we have substantially completed our $13 million remodel and fit-out project of our Australian facility, and we moved our Australian operations to this new facility in August 2008.

We believe that current cash balances, cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available or on favorable terms.  We may also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons.  Such financing may include the use of additional debt or the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to continue to expand our international operations.  Net sales, earnings from operations, and net earnings are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties that are inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in our international operations, including changes in the laws and policies that govern investment in international countries where we have operations, as well as, to a lesser extent, to changes in United States laws and regulations relating to international trade and investment.

International Currency Risks.  Net sales outside the United States represented 59.3% and 62.6% of our net sales in the nine month periods ended September 29, 2007 and September 27, 2008, respectively.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and related earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates affect the relative prices at which we sell our products.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have on our future business, product pricing, results of operations, or financial condition.

We seek to reduce exposure to fluctuations in currency exchange rates primarily through the timing of cash transfers from certain of our international markets.  Periodically we will seek to further reduce exposure by creating offsetting positions through the use of currency exchange contracts.  We do not use derivative financial instruments for trading or speculative purposes.  Our use of currency exchange contracts includes the purchase of put options, which give us the right, but not the obligation, to sell international currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the currency weakens beyond the option strike price.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  As of September 27, 2008, we had the following contracts in place with Bank of America and Wells Fargo to further offset exposure to currency exchange rate fluctuations:

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in thousands)		(in thousands)

Put options (Company may sell Canadian Dollar / buy U.S. Dollar)	$4,509	1.11	$9	October - November, 2008

Put options (Company may sell New Zealand Dollar / buy U.S. Dollar)	$803	1.49	$13	October - November, 2008

Put options (Company may sell New Taiwan Dollar / buy U.S. Dollar)	$918	32.68	$4	October - November, 2008

Put options (Company may sell Mexican Peso / buy U.S. Dollar)	$469	10.66	$11	October - November, 2008

Interest Rate Risks.  As of September 27, 2008, we had an outstanding balance of $30.7 million on our line of credit, with a weighted-average interest rate of 3.61%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, and is adjusted by features in the credit agreement for this line of credit, with fixed-rate term options of up to six months.  The annual impact of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Consolidated Shareholder Class Action Lawsuit: Case No. 2:07cv177DAK

In our Quarterly Report on Form 10-Q, filed on August 7, 2008, we disclosed that, on July 23, 2008, the federal district court granted the Company’s motion to dismiss, with prejudice, the consolidated shareholder class action lawsuit, filed as case no. 2:07cv177DAK.  As a matter of law, the plaintiff had the right to appeal the court’s order within 30 days of the date of that order.  The deadline for filing the appeal has expired, and the plaintiff did not file a notice of appeal.

Johnson v. USANA

As of September 27, 2008, a distributor class action lawsuit was pending in California State court against the Company.  Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item 3 of Part 1 of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008.  In September 2008, the Plaintiffs agreed to request that the court dismiss this litigation with prejudice after the plaintiffs reviewed recent evidence and determined that there was no longer any merit to maintaining a class action lawsuit.  On October 1, 2008, the court dismissed this litigation with prejudice.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ended September 27, 2008.  Purchases of shares of Company common stock made by the Company under its share repurchase program for each fiscal month during the quarter ended September 27, 2008 are summarized in the following table:

(c) Repurchases

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
June 29, 2008 through August 2, 2008 (Fiscal July)	274	$36.05	274	$40,360

August 3, 2008 through August 30, 2008 (Fiscal August)	535	$33.94	535	$22,197

August 31, 2008 through September 27, 2008 (Fiscal September)	0	$0.00	0	$22,197

	809	$34.66	809

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At the beginning of the third quarter, the Company had $50,261 remaining under the plan.  There currently is no expiration date on the approved repurchase amount.

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

USANA HEALTH SCIENCES, INC.

Date:	November 6, 2008	/s/ Jeffrey Yates
Jeffrey Yates
Chief Financial Officer (Principal Financial and Accounting Officer)