Form 10-K
period 2009-01-03
USANA HEALTH SCIENCES INC
filed 2009-03-06
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MarkOne)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 27, 2008 was approximately $200,400,000 based on a closing market price of $26.05 per share.

         There were 15,350,933 shares of the registrant's common stock outstanding as of February 27, 2009.

         Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 2008 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended January 3, 2009

        The statements contained in this report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future, and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors, and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report.

PART I

Item 1.    Business

Restatement of Prior Financial Information

        This Annual Report on Form 10-K includes the restatement of our Consolidated Financial Statements and related disclosures for the fiscal years ending December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable during the reported periods, which are more fully discussed in Note A to the accompanying Consolidated Financial Statements. Although not material, we have updated the selected financial data table in Item 6 Selected Financial Data to incorporate the effects of the adjustments on the years prior to the restated periods. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods applicable to this restatement. As such, the financial statements and related financial information contained in such historical reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

General

        USANA Health Sciences, Inc. ("we," "USANA" or the "Company") is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D., that develops and manufactures high-quality, science-based nutritional and personal care products, with a commitment to continuous product innovation and sound scientific research. We distribute and sell our products internationally through a network marketing system, which is a form of direct selling. Our international markets include Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, Hong Kong, Taiwan, Japan, and South Korea, and direct sales from the United States to customers in the United Kingdom and the Netherlands. Additionally, we commenced operations in the Philippines in January 2009. Our customer base comprises two types of customers; "Associates" and "Preferred Customers." Associates are independent distributors of our products, who also purchase our products for personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of January 3, 2009, we had 198,000 active Associates and 71,000 active Preferred Customers worldwide. For purposes of this report, we only count as "active" those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. Our net sales in fiscal year 2008 were $429.0 million, of which 88% was generated by Associates, and 12% by Preferred Customers.

        Associates are encouraged to build and manage their own business group by recruiting, managing, and training others to sell our products. Associates are compensated on sales generated by their business group, and they can also receive compensation by purchasing products at wholesale prices and selling them at retail prices. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. This personal touch may enhance consumers' awareness of the health benefits of our products, as well as motivate them to live and support a healthier lifestyle. Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our high-quality products, compact product lines, the rewarding USANA Associate compensation plan (the "Compensation Plan"), distributor support and recognition, and weekly Associate incentive payments to be attractive components of the USANA network marketing system.

        We sell products from two primary product lines: USANA® Nutritionals, which includes high-quality supplements and functional foods, and Sensé—beautiful science® (Sensé), a unique line of skin and personal care products. We also offer sales and marketing tools that are designed to assist our Associates in building their businesses and in selling our products. In 2008, the USANA Nutritionals and Sensé™ product lines represented approximately 87% and 10%, respectively, of our total product sales. Sales from other items, the majority of which include marketing and sales tools, accounted for the remaining 3% of total product sales. We limit our product lines to include only science-based products that we believe can provide health benefits to a significant percentage of our customers. Additionally, while not required, our products are designed, manufactured, packaged, and labeled at levels that we believe are consistent with the more rigorous pharmaceutical standards.

Products

        Our primary product lines consist of USANA® Nutritionals and Sensé™. The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro-Optimizers.

USANA® Nutritionals

        The Essentials include core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group. Essentials are designed to promote optimal health with high quality vitamins, minerals, and antioxidants. To help meet the "essential" nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants, in an easy-to-take, chewable tablet for children who are 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and cofactors for adolescents who are 12 to 18 years old. USANA® Essentials for adults consists of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced, highly absorbable forms. The USANA® Essentials are also a part of the HealthPak 100™, a convenient pillow pack that also includes some key Optimizers. In addition, customers have the option of creating their own customized supplement packaging system, similar to the HealthPak 100™, called MyHealthPak™, which can include Optimizers as well as Essentials.

        Optimizers are more targeted supplements that are designed to meet individual health and nutritional needs. The Optimizers support cardiovascular health, skeletal/structural health, digestive health, and more, and are intended to be used in conjunction with the Essentials. Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, BodyRox™—Active Calcium™ Chewable, Active Calcium™, PhytoEstrin™, Palmetto Plus™, Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, Hepasil DTX™, and TenX™ Antioxidant Blast. Additionally, during the third quarter of 2008, we introduced two new products; Rev3 Energy Drink and Rev3 Energy Surge™ Pack. Rev3 Energy Drink is sold in a ready-to-drink 12oz can, while Rev3 Energy Surge Pack is conveniently packaged in single-serve packs to be mixed with water or other beverages. Our energy drinks were developed to be a healthy alternative to traditional energy drinks that are loaded with sugars and artificial flavors. They were formulated with low-glycemic sugars for sustained energy, contain natural caffeine from a blend of teas, and provide vitamins, minerals, and antioxidants to support energy metabolism at the cellular level.

        The Macro-Optimizers include low-glycemic functional foods and other related products, which are a healthy source of complex carbohydrates, complete proteins, and beneficial fats that also taste great and are convenient. Macro-Optimizers can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day. The Macro-Optimizers include Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, as well as Nutrition and Fibergy Bars™. Our RESET™ weight management program and the accompanying RESET kit are also part of the Macro-Optimizers. The RESET kit is conveniently packaged in a self-contained box with all of the USANA products that are needed to complete a five-day regimen, which is designed to assist adults in losing weight and in beginning a positive, long-term change in their diet.

Sensé—beautiful science®

        The Sensé product line includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection, which we believe complement the inner nutrition supported by the USANA® Nutritionals. Sensé products are manufactured with our patented self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

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

        The following table summarizes the approximate percentages of total product sales that were contributed by our major product lines for the last three fiscal years:

	Year Ended
	2006	2007	2008
USANA® Nutritionals
Essentials*	37%	36%	34%
Optimizers	34%	38%	41%
Macro Optimizers	13%	13%	12%
Sensé—beautiful science®	11%	10%	10%
All Other	5%	3%	3%

    *
    The Essentials category (under the USANA® Nutritionals) includes USANA Essentials™, HealthPak 100™, Body Rox™, and Usanimals™.

Key Products

        The following table highlights sales data for our top-selling products as a percentage of total product sales for the last three fiscal years.

	Year Ended
	2006	2007	2008
USANA® Essentials	21%	20%	20%
HealthPak 100™	14%	13%	12%
Proflavanol®	9%	10%	10%

Geographic Presence

        Including the commencement of our operations in the Philippines in January 2009, our products are distributed and sold in 14 countries throughout the world. As our international presence has continued to grow, we present information for these countries in two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific. Countries are categorized into these regions as follows:

  •
  North America—

  •
  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

  •
  Canada

  •
  Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific*—Australia-New Zealand, Singapore, and Malaysia

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

*
Operations in Malaysia commenced in January 2007. Operations in the Philippines commenced in January 2009 and will be included in Southeast Asia/Pacific.

        Currently, a significant portion of our net sales are concentrated in the North America region, which represented 60.6% of net sales in 2008. The United States continues to be our largest market, representing 37.6% of net sales in 2008. As a U.S.-based multi-national company with an expanding international presence, our operating results are becoming more sensitive to economic and political conditions in markets throughout the world, as well as to currency fluctuations. Net sales reported for each geographic region are determined by the location from which the product shipment originates and are reported for the last three fiscal years in the table that follows. Additional financial information relating to our geographic regions can be found in Note M to the Consolidated Financial Statements.

	Year Ended
Region	2006		2007		2008
North America
United States	$159,377	43.7%	$169,645	40.1%	$161,194	37.6%
Canada	69,053	18.9%	75,360	17.8%	74,979	17.5%
Mexico	18,059	4.9%	22,230	5.2%	23,630	5.5%

	246,489	67.5%	267,235	63.1%	259,803	60.6%
Asia Pacific
Southeast Asia/Pacific	65,104	17.8%	90,690	21.4%	91,348	21.3%
East Asia	37,478	10.3%	49,314	11.7%	61,410	14.3%
North Asia	16,095	4.4%	15,910	3.8%	16,451	3.8%

	118,677	32.5%	155,914	36.9%	169,209	39.4%

	$365,166	100.0%	$423,149	100.0%	$429,012	100.0%

Research and Development

        We focus our research and development efforts on developing and providing the highest quality, science-based products that reduce the risk of chronic degenerative disease and promote long-term health. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities to reformulate existing products.

        In 2008, we continued to strengthen our relationship with the Linus Pauling Institute ("LPI") at Oregon State University. Our goal is to better determine and understand the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease. As part of this relationship, our in-house research team works closely with LPI on nutritional and clinical research. Additionally, we plan to maintain our annual contribution of $500,000 to LPI to help fund research on the role of nutrition in preventing oxidative stress, glycemic stress, and chronic inflammation, as well as the development of physiological markers of these conditions.

        Our goal is to maintain a sharp focus on nutrition—both inside and outside the body—in the prevention of chronic degenerative diseases and for healthy weight management. Because we believe in focusing primarily on key health issues within our society rather than on fads, we typically do not introduce a new product unless we believe that it can provide health benefits to a significant percentage of our customers. As a result, we maintain a focused and compact line of products, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia in the development and reformulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, natural versus synthetic, and whether the ingredients are readily available. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2006, 2007, and 2008, we expended $3.0 million, $3.4 million, and $3.3 million, respectively, on research and development activities. We intend to continue dedicating resources at similar levels for the research and development of new products and the reformulation of existing products.

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

        For the last several years, the manufacture of nutritional or dietary supplements and related products in the United States has required compliance with food-model GMPs. In June 2007, however, the FDA published GMPs for dietary supplements, which became effective June 1, 2008. The dietary supplement GMPs are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. During 2008, we reviewed our manufacturing processes and believe they comply with the GMPs for dietary supplements.

Personal Care Manufacturing

        In addition to tablet manufacturing, we manufacture the majority of our personal care products at the Draper, Utah manufacturing facility. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests.

        At the Draper facility, we have standard technology for producing batches of personal care items, and we have semi-automatic packaging equipment for packaging end products. We employ qualified staff to develop, implement, and maintain a quality system. Although the FDA has not promulgated GMP for personal care items, it has issued guidelines for manufacturing personal care products. We voluntarily maintain compliance with the guidance established by FDA and the Cosmetic, Toiletry and Fragrance Association.

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include gelatin-capsuled supplements, Garlic EC™, OptOmega®, Rev3 Energy™ Drink, certain of our powdered drink mixes and nutrition bars, and certain of our personal care products.

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

Distribution and Marketing

General

        We distribute our products internationally through a network marketing system, which is a form of person-to-person direct selling through a network of vertically organized independent distributors. Under this system, distributors purchase products at wholesale prices from the manufacturer and consume them or make retail sales to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels.

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's "down-line" sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; and (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. New Associates are required to purchase a starter kit that includes a detailed manual, including our policies and procedures. We sell starter kits at our cost, which is approximately US$49.

We also offer starter kits in an electronic format at a lower price, which we also sell at our cost. No other investment is required to become an Associate and start a home-based business with USANA.

        Once a person becomes an Associate, he or she is able to purchase products directly from us at wholesale prices and sell the products to retail customers. Our Associates are also entitled to build sales organizations by attracting and enrolling new Associates and establishing a network of product users. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as part of the "down-line" of the sponsoring Associate. Down-line Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same down-line as the original sponsoring Associate. As outlined below, Associates who are interested in earning additional income must successfully sell USANA products and establish a business network/down-line in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products until they voluntarily withdraw from our business.

        Preferred Customers.    We also sell directly to customers who purchase products only for personal consumption. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a selling, distribution, or other business relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan.

Associate Training and Motivation

        Initial training of Associates about the products, the Compensation Plan, network marketing, and about USANA is provided primarily by an Associate's sponsor and others in their sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, as well as provide reprints from other commercial publications that feature USANA and may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to: (i) sell our products, (ii) attract new Associates and Preferred Customers to purchase our products, and (iii) educate and train new Associates regarding our products and Compensation Plan.

Associate Compensation

        As outlined below, our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their down-line organizations to sell USANA products to consumers. The purpose behind each form of compensation under our Compensation Plan is to reward Associates for generating product sales either directly or indirectly through their down-line sales organization and network of product users. We believe our Compensation Plan is among the most generous in the industry and distinctive for its weekly payouts to Associates.

        Associates can earn compensation in four ways:

  •
  Commissions.    The primary way an Associate is compensated is through earning commissions. Associates earn commissions through generating sales volume points, which are based on product sales of their down-line sales organization. Sales volume points are assigned to each of our products and comprise a certain percent of the product price in U.S. dollars. To earn commissions, an Associate must purchase a certain amount of product each month ("Qualifying

    Purchases"), which they must either resell to consumers or use personally. Associates do not earn commissions on these Qualifying Purchases, but earn commissions on the purchase of products by Associates in their down-line organization and Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their down-line organization. Commissions are paid only when products are sold. We pay Associate commissions on a weekly basis.

  •
  Bonuses.    We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and matching bonus. Historically, leadership bonus has been our primary incentive bonus to Associates. However, at our 2008 International Convention, we introduced two new ways for Associates to earn additional compensation; elite bonus and matching bonus. These new bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves the required performance measures.

  •
  Retail Mark-Ups.    As discussed previously, our Associates purchase products from us at wholesale prices and sell them to consumers at higher retail prices. The Associate retains the retail mark-up as another form of compensation.

  •
  Contests and Promotions.    USANA periodically sponsors contests and promotions, which are designed to incent Associates to generate sales and grow their down-line of product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of the promotion objectives.

        We endeavor to integrate our Compensation Plan seamlessly across all markets in which USANA products are sold, allowing Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by establishing down-lines in any of the markets where we operate. Associates may expand their down-line organizations into new markets without establishing new down-lines or re-qualifying for higher levels of compensation in the newly opened markets. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into our Compensation Plan.

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

  •
  Healthcare professionals and practitioners; and

  •
  The Internet.

        We distribute our products through a network marketing system, which is a common form of direct selling. According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling industry currently generates approximately $114 billion annually in worldwide retail sales, through approximately 63 million independent distributors.

        According to statistics compiled by the Direct Selling Association (the U.S. member of the WFDSA), the United States remains the largest market for direct selling, with $31 billion in annual retail sales and 15 million independent distributors in 2007. These amounts have declined slightly from the previous year, resulting in lower growth rates than the 5-year and 10-year averages in both sales and independent distributors. We believe this is due primarily to deteriorating economic conditions in the U.S. We also believe, however, that, in the current economic environment, we may see an overall increase in direct selling as people look for alternative sources of income. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, accounted for 21.4% of the U.S. direct retail sales in 2007, and personal care products accounted for 32.8% of such sales.

        We believe that, as a multi-national company, we are well positioned to capitalize on growth trends in markets around the world in direct sales, as both a developer and manufacturer of nutritional supplements and personal care products.

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

        Our scientists and researchers also perform double-blind, placebo-controlled, clinical studies which are intended to further evaluate the efficacy of our products. In addition, we work with outside research organizations to further support various aspects of our research and development efforts. We believe that our relationship with LPI at Oregon State University will help us to advance the science of human nutrition and health, provide us with valuable information to be used to formulate and upgrade our nutritional products, and help us to better advise our customers on how to use USANA products. We also fund clinical research programs at Boston University and the University of Colorado. Additionally our Scientific Advisory Council, comprised of health care professionals worldwide who recommend USANA products to their patients, provides us with valuable insights into product applications and efficacy, as well as feedback on how well the products work and how best to promote human health. It is through our research and development efforts and our relationships with outside research organizations and health care providers that we can provide what we believe to be some of the highest quality health products in the industry.

        In-house Manufacturing.    We manufacture products that account for approximately 75% of product sales. We believe that our ability to manufacture our own products is a significant competitive advantage for the following reasons:

  •
  We can better control the quality of raw materials, including the purity and potency of finished products;

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

        Science-based Products.    As a result of our emphasis on research and development and our in-house manufacturing capabilities, we have developed a focused and compact line of high-quality health products that we believe provides health benefits to a significant percentage of our customers. Our products have been developed based on a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research. Additionally, we design, manufacture, package, and label our products in a manner that we believe is consistent with the more stringent pharmaceutical standards, rather than the standards set for dietary supplements.

        Attractive Associate Compensation Plan and Support.    We are committed to providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We believe that our Compensation Plan is one of the most financially rewarding in the network marketing industry. We pay Associate incentives weekly and our Compensation Plan is a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a down-line organization where we conduct business. During the third quarter of 2008 at our international convention, we announced two enhancements to our Associate Compensation Plan as further discussed under "Growth Strategy—Attract and Retain Associates" below. These enhancements provide additional opportunities for our Associates to earn income through our Compensation Plan.

        To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

        In addition to Company-sponsored meetings and sales tools, we maintain a website exclusively for our Associates, where they can keep up on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop for products, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, e-cards for advertising, and a tax management tool.

        We also believe that recognition is an important factor in supporting and retaining our Associates. We understand that being a successful USANA Associate requires hard work and dedication. We frequently hold a variety of contests and promotions, rewarding our Associates for their achievements to help motivate them and recognize their efforts. We also celebrate key achievements and rank advancements of our Associates, such as becoming a full-time Associate. We believe that our recognition programs and contests greatly contribute to our ability to retain our Associates.

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

  •
  We have a monthly product subscription program known as "Autoship," which provides a stream of recurring revenue, (for the year ended January 3, 2009, this program represented 49% of our net sales); and

  •
  We can readily expand into new international markets with only moderate investment as we generally maintain only one administrative and customer support office and one or two warehouses in each of these markets.

        Experienced Management Team.    Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, international development, marketing, customer network development, information technology, finance, and operations. This team is responsible for supporting growth, research and development, international expansion, strengthening our financial condition, and improving our internal controls.

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Associates.    We recognize the need to continue to attract and retain Associates. We maintain emphasis on the partnership between the USANA management team and our Associate leaders. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates. Additionally, we continue to increase our investment in these events and in the marketing of our Compensation Plan to aid Associates in improving the productivity of their businesses. To assist our Associates in growing their businesses, we announced at our Annual International Convention in 2008, two enhancements to our Associate Compensation Plan. The first is an Elite Bonus, which will reward and motivate our top income-earning Associates and create competition among them, leading to growth in sales. The second enhancement is a Matching Bonus, which provides another opportunity for our Associates to earn income by receiving a matching commission from any new Associate they sponsor who reaches the status of Platinum Pacesetter and also earns a commission. Over the last year, we have also provided incentives to our new Associates who achieve the status of Platinum Pacesetter. This status is achieved within the first six weeks after enrolling with USANA. The Matching Bonus is a new incentive for all Associates to create Platinum Pacesetters and share in the opportunity to earn additional income with USANA. We believe that the Platinum Pacesetter program and the marketing of Matching Bonus will be key growth drivers in 2009.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have begun to register certain products with regulatory and government agencies in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. The seamless down-line structure is designed to allow an Associate to build a global network by creating down-lines across national borders. Associates are not required to establish new down-lines or to re-qualify for higher levels of compensation in newly opened markets. We believe this seamless Compensation Plan can significantly enhance our ability to expand internationally, and we intend, where permitted, to integrate future markets into this plan. Our new market focus for the coming year will be the development of business in the Philippines, where we commenced operations in January 2009.

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually researching the latest scientific findings related to nutrition, looking at new technology and attending scientific conferences. If, in the process, we see potential for a new product that provides a measurable health benefit addressing a particular health issue, and if we believe its benefits can be realized by a significant percentage of our customers, we will generally pursue development of that product. During the third quarter of 2008, we introduced two new products in our Optimizers category; Rev3 Energy Drink and Rev3 Energy Surge™ Pack. We also launched a new product in our Macro Optimizers category, Chocolate Whey Nutrimeal™.

        If in the process of our research activities mentioned above, our research and development team identifies a new or existing ingredient that could possibly be used to enhance one of our existing products; we will generally pursue a product upgrade. Our intention is to ensure that all of our products, new and existing, incorporate the latest science in nutrition.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

        Capital Investment.    During 2007 and 2008, we significantly added to our capital and human resources in order to support the growth of our business. In Salt Lake City, we completed an expansion and upgrade of our corporate headquarters and manufacturing facilities. We also completed the remodel and fit-out of our facility in Sydney, Australia, moving our Australia operations to this new facility during the third quarter. We also added to our human resources during 2008, increasing staff in key functions at our corporate and regional offices. Another significant investment during 2008 was the addition of a new shipping line, which was fully functioning by the third quarter of 2008.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 1.6%, 1.5%, and 1.6% of net sales during the fiscal years 2006, 2007, and 2008, respectively. Because our emphasis on satisfaction is a hallmark of our business model, we permit Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product that was not damaged at the time of receipt by the Associate, where the purchase amount exceeds $100, may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, Associates and Preferred Customers may receive their refund either based on their original form of payment or with product or credit on account.

Major Customers

        Sales are made to independent Associates and Preferred Customers. No single customer accounted for 10% or more of net sales in any of the last three fiscal years. Associates may sell products only in countries where we have approved the sale of our products.

Compliance by Associates

        We continually monitor and review our Associates' compliance with our policies and procedures as well the laws and regulations applicable to our business. Part of this review entails an assessment of our Associates' sales activities to ensure that Associates are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and local laws and regulations. The majority of our Associates must use marketing and promotional materials provided by USANA. Associates who have achieved a certain leadership threshold are, however, permitted to produce marketing and promotional materials, but such materials must be approved by USANA prior to use.

        From time to time, some Associates fail to adhere to our policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to our compliance officers, who determine what disciplinary action may be warranted in each case. More serious infractions are reported to our Compliance Committee, which includes USANA executives. If we determine that an Associate has violated any of our policies and procedures, we may take a number of disciplinary actions, such as warnings, fines or probation. We also may withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion. More serious infractions may result in termination of the Associate's purchase and distribution rights completely.

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. This staff manages an array of systems and processes which support our global operations 24 hours a day and 365 days a year. Three of our critical applications include the following:

  •
  A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, Company and product information, and other tools to help Associates effectively manage their down-line organizations. Our web applications are supported by a clustered environment and a redundant system outside of our home office, which serves as a disaster recovery site.

  •
  A web-enabled order-entry system that handles order entry, customer information, compensation, the hierarchy of Associates, returns, invoices, and other transactional-based processes.

  •
  A fully integrated world-wide Enterprise Resource Planning ("ERP") system that handles accounting, human resources, inventory management, production processes, quality assurance, and reporting requirements in a multinational environment. This Oracle-based ERP system supports global data integrity and multinational corporate governance and compliance.

Regulatory Matters

        Product Regulation.    Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products. In the United States, advertisement of our products is regulated by the Federal Trade Commission ("FTC") under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act ("FDCA") and the regulations thereunder. USANA products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency. The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies in each country in which they are distributed. For example, in Australia, we are subject to the Therapeutic Goods Administration and, in Japan, to the Ministry of Health, Labor and Welfare.

        Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including labeling claims. Although we believe our product claims comply with the law, we may need to revise some product labeling at a future date, if these labeling requirements change.

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

        For the last several years, the manufacture of nutritional or dietary supplements and related products in the United States has required compliance with food-model GMPs. In June 2007, however, the FDA published GMPs for dietary supplements, which became effective June 1, 2008. The dietary supplement GMPs are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. During 2008, we reviewed our manufacturing processes and believe that they comply with the GMPs for dietary supplements.

        In general, our personal care products, which are regulated as cosmetic products by the FDA, are not subject to pre-market approval by that agency. Cosmetics, however, are subject to regulation by the FDA under the FDCA adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. Over-the-count ("OTC") drug products, including cosmetics, may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we would be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product. If such an agency ruling were to become final, we would be required to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMP's, labeling, and the FDCA's regulations regarding misbranding and adulteration. We believe our products comply with these regulations.

        Advertising of our products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for our products.

        In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight management, and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products, and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims.

        The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products.

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

        In December 2007, the Dietary Supplement & Nonprescription Drug Consumer Protection Act went into effect and requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this new law.

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

        In April 2006, the FTC released a proposed New Business Opportunity Rule. As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours. However, in March 2008 the FTC issued a revised notice of proposed rulemaking, which indicates that the New Business Opportunity Rule as drafted will not apply to multi-level marketing companies. The comment and rebuttal periods regarding the proposed rule have closed, but the FTC has not yet issued a final rule. The New Business Opportunity Rule is currently only a proposed rule and may change significantly before it is implemented, if it is implemented at all. If this proposed rule were adopted as it is currently proposed, it would not require us to change any of our current marketing practices.

        We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. It is possible that future legal requirements may require that we revise our network marketing program. Such new requirements could have a material adverse effect on our business, financial condition, and operating results.

        Transfer Pricing Regulation.    In the U.S. and many other countries, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. or international entities and are taxed accordingly. We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, agreements between our subsidiaries and us have been entered into for services and contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing study. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings may be adversely affected. The tax treaties between the U.S. and most countries provide for competent authority relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations.

There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Competition

        We compete with network marketing companies for distributors, and with manufacturers, distributors, and retailers of nutritional products for consumers. On both fronts, some of our competitors are significantly larger than we are and have greater financial resources and better name recognition than we do. We compete with these entities by emphasizing the underlying science, value, and superior quality of our products, the simplicity in our product offerings, and the convenience and financial benefits afforded by our network marketing system and global seamless Compensation Plan.

        Our business is driven primarily by our distributors, whom we refer to as Associates. Our ability to compete with other network marketing companies depends, in significant part, on our success in attracting and retaining Associates. There can be no assurance that our programs for attracting and retaining Associates will be successful. The pool of individuals interested in network marketing is limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Mannatech; Market America, Inc.; Nu Skin Enterprises, Inc.; NBTY, Inc.; and Schiff Nutrition International, Inc. Based on information that is publicly available, 2007 net sales of the aforementioned companies range from $173 million to $9.8 billion. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

        Trademarks.    We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 13 trademarks that are registered with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

        We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA and the effective marketing of USANA products. Trademark registration once obtained is essentially perpetual, subject to the payment of a renewal fee. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

        Trade Secrets.    We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

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

Seasonality

        We believe that the effect of seasonality on results of operations is not material.

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 2, 2009 we had no significant backlog of orders.

Working Capital Practices

        We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our Associates and Preferred Customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost increases and supply risks.

Environment

        We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

        As of February 27, 2009, we had approximately 948 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

Item 1A.    Risk Factors

Forward-Looking Statements and Certain Risks

        The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

        As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.    We rely on non-employee, independent Associates to market and sell our products and to generate virtually all of our net sales. Associates typically market and sell our products on a part-time basis and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates. We rely primarily upon our Associates to attract, train and motivate new Associates. Our net sales are directly dependent upon the efforts of our Associates. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Associates, retaining our existing Associates, and in improving the productivity of our Associates.

        We can provide no assurances that the number of Associates will increase or remain constant or that their productivity will increase. We experienced a 12.5% increase in active Associates during 2008, and a 15.0% increase during 2007 and 2006. The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results could be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

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

  •
  Adverse publicity or negative misinformation about us or our products;

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

        Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.    Network marketing systems, such as ours, are frequently subject to laws and regulations that are directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than on investment in the sponsoring company. Regulatory authorities, in one or more of our present or future markets, could determine that our network marketing system does not comply with these laws and regulations or that it is prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, or results of operations. Further, we may simply be prohibited from distributing products through a network-marketing channel in some countries, or we may be forced to alter our Compensation Plan.

        We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales. For example, the FTC released a proposed New Business Opportunity Rule in April 2006. As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours. However, in March 2008 the FTC issued a revised notice of proposed rulemaking, which indicates that the New Business Opportunity Rule as drafted will not apply to multi-level marketing companies. The comment and rebuttal periods regarding the proposed rule have closed, but the FTC has not yet issued a final rule. The New Business Opportunity Rule is currently only a proposed rule and may change significantly before it is implemented, if it is implemented at all.

        We may have or incur obligations relating to the activities of our Associates.    Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our Associates. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

        Our business is subject to the effects of adverse publicity and negative public perception.    Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations during 2007 and 2008. This adverse publicity also adversely impacted the market price of our stock and caused insecurity among our Associates. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

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

        The beneficial ownership of a significant percentage of our common stock gives Dr. Wentz effective control and limits the influence of other shareholders on important policy and management issues.    Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 52.8% of our outstanding common stock at January 3, 2009. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

        In December 2007, the Dietary Supplement & Nonprescription Drug Consumer Protection Act went into effect and requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this new law. Nevertheless, any action by the FDA in response to a serious adverse event report that may be filed by us could materially and adversely affect our ability to successfully market our products.

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

        Our net sales are significantly affected by our success in growing existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.    We have a history of expanding into new international markets. We commenced operations in Australia, New Zealand, and the United Kingdom in 1998 and in Hong Kong in 1999. In 2000, we began limited business activity in Japan, where we launched more formal operations in 2001. In 2002, we began business operations in Taiwan. We commenced operations in South Korea and Singapore in 2003 and opened operations in Mexico in 2004. In 2007 we began business operations in Malaysia, and in January 2009 we commenced operations in the Philippines. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local

Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

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

        An increase in the amount of incentives paid to Associates reduces profitability.    The payment of Associate incentives is our most significant expense. These incentives include commissions, bonuses, and certain awards and prizes. From time to time, we have changed our Compensation Plan to better manage these incentives as a percentage of net sales. Management closely monitors the amount of Associate incentives that are paid as a percentage of net sales, and they may periodically adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on our earnings. There can be no assurance that changes to the Compensation Plan or product pricing will be successful in maintaining current levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Associates. An increase in incentive payments to Associates as a percentage of net sales reduces our profitability. Associate incentives as a percent of sales in 2006, 2007, and 2008 were 40.1%, 40.3%, and 41.6%, respectively.

        We are subject to risks associated with our reliance upon information technology systems.    Our success is dependent on the accuracy, reliability, and proper use of information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain Associate and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance, and manufacturing operations, generate reports, and provide customer service and technical support. Although off-site data back-up is maintained, it is possible that an interruption in these systems could have a material adverse effect on our business, financial condition, or results of operations.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a significant portion of our net sales have been generated outside the United States. Such sales for the year ended January 3, 2009 represented 62.4% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations may have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. From time-to-time we enter into forward and option exchange contracts to manage currency fluctuations on certain commitments, including intercompany cash transfers that are denominated in a variety of currencies. We do not use derivative instruments for speculative purposes. There can be no assurance that currency contract transactions will protect our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

        Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.    In the past, we have felt the impact of disruptions to the shipping channels used to distribute our products; these disruptions have included increased port congestion, a lack of capacity on the railroads, and a shortage of manpower. In particular, we felt the effects of this disruption in our container shipments to Australia, which required additional use of airfreight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs.

        The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers, could have a material adverse effect on our business, financial condition, or results of operations.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. We also contract with third-party manufacturers and suppliers for the production of some of our products, including gelatin-capsuled supplements, Garlic EC™, OptOmega®, Rev3 Energy™ Drink, certain powdered drink mixes and nutrition bars, and certain of our personal care products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. There is a risk that any of our suppliers or manufacturers could discontinue manufacturing our products or selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. We have, in the past, discontinued or temporarily stopped sales of certain products that were manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials or manufactured products that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials and products, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

        Shortages of raw materials may temporarily adversely affect our margins or our profitability related to the sale of those products.    In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which negatively impacted our gross margins for those products. We have not recently experienced raw material shortages that have resulted in materially greater costs. However, there is no assurance that our raw materials might not be similarly adversely affected in the future.

        Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.    Our products include nutritional supplements that are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Some of our products contain innovative ingredients or combinations of ingredients. Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies. Furthermore, because we are highly dependent on consumers' perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that those products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers' use or misuse of our products or similar products of our competitors.

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

        Our manufacturing activity is subject to certain risks.    We manufacture approximately 75% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Salt Lake City, and Draper, Utah. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

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

        Based on the mitigating factors, screening process and the Company's view that its products are not "performance enhancing," management believes there is a less than remote chance that the Company will incur a liability under the Athlete Guarantee program.

Item 1B.    Unresolved Staff Comments

        We received no written comments from the Commission staff that remain unresolved regarding periodic or current reports under the Exchange Act in the 180 days prior to January 3, 2009.

Item 2.    Properties

Owned and Leased Facilities

        In Salt Lake City, Utah, we own a 354,000 square foot facility, which we utilize as our world-wide corporate headquarters. This facility is located on a company-owned 16-acre parcel of land. In 2008 we completed the construction of an addition to our corporate facility, which added approximately 162,000 square feet to the already existing 192,000 square foot facility. This addition includes space for manufacturing, distribution, and administrative functions, allowing flexibility as we experience future growth.

        In addition to our corporate headquarters, we own three other facilities. The first is a 10,000 square-foot production studio and office building in Salt Lake City, Utah, which is currently held for sale. We purchased the production studio in connection with our acquisition of FMG Productions in 2004, which is now doing business as USANA Studios and is operating at our corporate headquarters. The second facility is a 45,000 square foot office/warehouse building in Sydney, Australia, which was purchased in 2007. The remodel and fit-out of this facility was completed in the third quarter of 2008, at which time our Australia operations were moved to the new building. Our third facility is a 31,000 square foot manufacturing facility in Tianjin, China, which is used for an immaterial amount of third-party manufacturing.

        We lease regional offices and distribution warehouses located in Canada, New Zealand, Hong Kong, Japan, Taiwan, South Korea, Singapore, Mexico, Malaysia and the Philippines. Although we sold our contract manufacturing business during 2007, we continue to lease a portion of the facility in Draper, Utah for the manufacture and packaging of our Sensé™ products.

        Current monthly lease commitments for the properties under lease total approximately $343,000.

Productive Capacity

        Based on equipment capacity, current product mix, and hours available, the average manufacturing and packaging utilization rate at our corporate headquarters building is approximately 55% of capacity. The Draper, Utah facility, where our personal care products are manufactured, is operating at approximately 30% of manufacturing and packaging capacity. This decrease in capacity utilization from the prior year's reported numbers of 90% at our corporate headquarter building, and 70% at the Draper, Utah facility is due in large part to our ability to add additional shifts to increase production levels. Previous capacity numbers were reported using total hours worked, rather than total hours available. Currently we only run two full time shifts, but we have the ability to add shifts as needed to increase our production levels, thus increasing our current capacity.

Item 3.    Legal Proceedings

        From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

        In August 2003, based upon information we received that caused us to believe that the Kutscheras had materially breached their distributorship agreement with us, we terminated the distributorship of Praise Enterprises Ltd. ("Praise"), a former USANA distributorship owned by Chris and Elizabeth Kutschera. In December 2008, after an evidentiary hearing, an arbitrator in the State of Utah determined (1) that the Kutscheras had not breached their agreement with USANA, (2) that even if there had been a breach by the Kutscheras it was not material; and (3) that the parties had reached a reconciliation agreement prior to the termination, which USANA breached. Based upon this determination, the arbitrator awarded approximately $7 million (USD) in damages to Praise, which he determined was an appropriate amount to compensate Praise for the income it had lost as a result of the improper termination. We disagree with the findings of the arbitrator and are disappointed by the ruling. We also believe that neither the decision rendered nor the amount awarded is supported by the facts of the case. The parties had previously agreed that they would be bound by the arbitrator's award. Therefore, the parties have agreed to a confidential settlement of all claims. Pursuant to the terms of the settlement, the parties have agreed that no further statement will be made concerning their dispute.

        We believe that Associate compliance is critical to the integrity of our business and, therefore, we are aggressive in enforcing our agreements with Associates. As a result, we periodically become involved in Associate compliance actions and consider these actions routine and incidental to our business. The compliance action described above is no exception and the arbitration decision is the first ruling against us in an Associate compliance action. We will continue to be aggressive in enforcing our agreements with Associates. As of the date of this report, there has been no compliance action taken or effected that would result in a resolution or award similar to the arbitration disclosed above.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders during the quarter ended January 3, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on The NASDAQ Global Select Market under the symbol "USNA." The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated:

2007	High	Low
First Quarter	$61.80	$45.27
Second Quarter	$49.71	$36.70
Third Quarter	$51.50	$28.51
Fourth Quarter	$48.50	$36.90

2008	High	Low
First Quarter	$49.89	$18.25
Second Quarter	$28.97	$18.18
Third Quarter	$45.80	$23.52
Fourth Quarter	$44.99	$28.03

        The market price of our common shares is subject to fluctuations in response to variations in our quarterly operating results, general trends in the market for our products and product candidates, economic and currency exchange issues in the markets where we operate, as well as other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our common shares, regardless of our actual or projected performance.

        On February 27, 2009, the high and low sales prices of our common stock as reported by NASDAQ were $21.77 and $20.03, respectively.

Shareholders

        As of February 27, 2009, we had approximately 475 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        Purchases made during the quarter ended January 3, 2009 and for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
September 28, 2008 through November 1, 2008 (Fiscal October)	208	$40.14	208	$13,872
November 2, 2008 through November 29, 2008 (Fiscal November)	99	$35.25	99	$10,390

	307	$38.56	307

*
The Company's share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company's Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the fourth quarter with $22,197 remaining under the plan and ended with $10,390. There currently is no expiration date on the approved repurchase amount.

Item 6.    Selected Financial Data

        The five-year selected financial data presented in this Item 6 has been revised to reflect adjustments from the restatement of our 2006 and 2007 financial statements, as more fully described in Note A to the accompanying Consolidated Financial Statements. Although not material, we have updated the selected financial data table to incorporate the effects of these adjustments on the years prior to the restated periods.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2004	2005	2006(2)	2007	2008
			(as restated)	(as restated)
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$259,040	$315,017	$365,166	$423,149	$429,012
Cost of sales	57,697	68,703	79,836	87,891	88,878

Gross profit	201,343	246,314	285,330	335,258	340,134
Operating expenses:
Associate incentives	100,960	124,045	146,251	170,383	178,309
Selling, general and administrative(3)	55,769	62,272	76,566	94,174	113,828

Total operating expenses	156,729	186,317	222,817	264,557	292,137

Earnings from continuing operations	44,614	59,997	62,513	70,701	47,997
Other income (expense), net	233	479	1,408	471	(1,676)

Earnings from continuing operations before income taxes	44,847	60,476	63,921	71,172	46,321
Income taxes	14,248	20,439	22,679	25,530	16,376

Income from continuing operations	30,599	40,037	41,242	45,642	29,945
Income (loss) from discontinued operations, net of tax	173	(1,178)	(877)	(612)	—

Net earnings	$30,772	$38,859	$40,365	$45,030	$29,945

Earnings (loss) per common share:
Basic
Continuing operations	$1.60	$2.12	$2.29	$2.73	$1.87
Discontinued operations	0.01	(0.06)	(0.05)	(0.04)	—

Net earnings	$1.61	$2.06	$2.24	$2.69	$1.87

Diluted
Continuing operations	$1.50	$2.03	$2.20	$2.65	$1.85
Discontinued operations	0.01	(0.06)	(0.04)	(0.03)	—

Net earnings	$1.51	$1.97	$2.16	$2.62	$1.85

Weighted average common shares outstanding:
Basic	19,163	18,873	18,053	16,734	16,048
Diluted	20,415	19,721	18,724	17,206	16,163
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$38,183	$48,018	$61,290	$58,205	$45,956
Investing activities	(9,063)	(5,698)	(11,680)	(26,010)	(15,206)
Financing activities	(33,523)	(46,238)	(33,218)	(46,886)	(29,765)
Purchase of property and equipment	(6,952)	(4,311)	(11,038)	(26,264)	(16,061)
Repurchase of common stock	(34,941)	(49,199)	(40,958)	(79,580)	(39,873)

	As of
	Jan. 1, 2005	Dec. 31, 2005	Dec. 30, 2006	Dec. 29, 2007	Jan. 3, 2009
				(as restated)
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,067	$10,579	$27,029	$12,865	$13,281
Working capital	17,125	12,828	16,275	118	(1,860)
Current assets	40,823	41,830	60,615	45,992	52,674
Total assets	71,664	73,708	100,002	109,128	122,572
Total current liabilities	23,698	29,002	44,340	45,874	54,534
Line of credit	—	—	—	28,000	34,990
Other long-term liabilities	1,017	1,414	—	2,305	1,212
Stockholders' equity	46,895	43,292	55,662	32,949	31,836
Other Data:
Active Associates	114,000	133,000	153,000	176,000	198,000
Active Preferred Customers	63,000	70,000	78,000	78,000	71,000

Total Active Customers	177,000	203,000	231,000	254,000	269,000

(1)
The Company's fiscal year ends on the Saturday that is closest to December 31. The 2004, 2005, 2006, and 2007 fiscal years were 52-week years. Fiscal year 2008 was a 53-week year.

(2)
Effective January 1, 2006, the Company began recognizing equity-based compensation expense in its statements of earnings.

(3)
During 2008, the Company had an unanticipated arbitration award in the amount of $7,020.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Restatement of Prior Financial Information

        This Annual Report on Form 10-K includes the restatement of our Consolidated Financial Statements and related disclosures for the fiscal years ended December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable affecting those periods, which are more fully described in Note A to the accompanying Consolidated Financial Statements.

        In February 2009, we settled a pending tax audit by the Internal Revenue Service. Under the settlement, the cumulative tax impact is the loss of $11.8 million in tax deductions for the years 2003 through 2007, resulting in estimated taxes due of $4.4 million, plus $0.8 million in interest. The $4.4 million in taxes due will result in an increase to current liabilities and corresponding reduction in stockholders' equity. The $0.8 million in interest will result in an increase to current liabilities with a corresponding increase to income tax expense. Additionally, this restatement includes an increase to compensation expense recorded in selling, general and administrative expenses of $1.2 million for 2006. The effect of this restatement on our statements of earnings was a reduction to diluted earnings per share of $0.04 in 2006 and $0.01 in 2007. For more information with respect to the restatement adjustments, see Note A to the accompanying Consolidated Financial Statements.

        Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

        We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer; "Associates" and "Preferred Customers." Associates are independent distributors of our products who also purchase our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of January 3, 2009, we had approximately 198,000 active Associates and approximately 71,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

        We have ongoing operations in the following markets, which are grouped and presented as follows:

  •
  North America—

  •
  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

  •
  Canada

  •
  Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific*—Australia-New Zealand, Singapore, and Malaysia

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

*
Operations in Malaysia commenced in January 2007. Operations in the Philippines commenced in January 2009 and will be included in Southeast Asia/Pacific.

        As a manufacturer of nutritional and personal care products utilizing direct selling for the distribution of our products, we compete within two industries: direct selling and nutrition. We believe that the most significant factors affecting us are the aging of the worldwide population, the general public's heightened awareness and understanding of the connection between diet and health, and the growing desire for a secondary source of income, which affect our ability to attract and retain Associates and Preferred Customers to sell and consume our products.

        Our results of operations and financial condition are directly related to changes in the number of Associates and Preferred Customers purchasing our products. We believe that our high-quality products and our financially rewarding Compensation Plan are the key components to attracting and retaining Associates.

        To support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of the USANA management team. We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

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

        The number of active Associates and Preferred Customers are used by management as a key non-financial measure because they are a leading indicator for net sales. During the years presented, changes in net sales were not significantly affected by changes in product price, rather, they were affected by variations in sales volumes relating to changes in the number of active Associates and Preferred Customers purchasing our products. Notably, the volume of average monthly product purchases by our active Associates and Preferred Customers, in their local currencies, has remained relatively constant over time. Accordingly, sales growth is driven by an increased number of active Associates and Preferred Customers, rather than through increases in product purchase productivity.

        The tables below summarize the changes in our active customer base by geographic region as of the dates indicated.

Active Associates By Region
(rounded to the nearest thousand)

	As of December 29, 2007		As of January 3, 2009		Change from Prior Year	Percent Change
North America:
United States	61,000	34.7%	63,000	31.8%	2,000	3.3%
Canada	26,000	14.8%	29,000	14.6%	3,000	11.5%
Mexico	13,000	7.4%	15,000	7.6%	2,000	15.4%

North America Total	100,000	56.8%	107,000	54.0%	7,000	7.0%
Asia Pacific:
Southeast Asia/Pacific	39,000	22.2%	44,000	22.2%	5,000	12.8%
East Asia	30,000	17.0%	40,000	20.2%	10,000	33.3%
North Asia	7,000	4.0%	7,000	3.5%	—	0.0%

Asia Pacific Total	76,000	43.2%	91,000	46.0%	15,000	19.7%

	176,000	100.0%	198,000	100.0%	22,000	12.5%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of December 29, 2007		As of January 3, 2009		Change from Prior Year	Percent Change
North America:
United States	50,000	64.1%	43,000	60.6%	(7,000)	(14.0)%
Canada	18,000	23.1%	16,000	22.5%	(2,000)	(11.1)%
Mexico	2,000	2.6%	3,000	4.2%	1,000	50.0%

North America Total	70,000	89.8%	62,000	87.3%	(8,000)	(11.4)%
Asia Pacific:
Southeast Asia/Pacific	6,000	7.6%	7,000	9.9%	1,000	16.7%
East Asia	1,000	1.3%	1,000	1.4%	—	0.0%
North Asia	1,000	1.3%	1,000	1.4%	—	0.0%

Asia Pacific Total	8,000	10.2%	9,000	12.7%	1,000	12.5%

	78,000	100.0%	71,000	100.0%	(7,000)	(9.0)%

Total Active Customers By Region
(rounded to the nearest thousand)

	As of December 29, 2007		As of January 3, 2009		Change from Prior Year	Percent Change
North America:
United States	111,000	43.7%	106,000	39.4%	(5,000)	(4.5)%
Canada	44,000	17.3%	45,000	16.7%	1,000	2.3%
Mexico	15,000	5.9%	18,000	6.7%	3,000	20.0%

North America Total	170,000	66.9%	169,000	62.8%	(1,000)	(0.6)%
Asia Pacific:
Southeast Asia/Pacific	45,000	17.7%	51,000	19.0%	6,000	13.3%
East Asia	31,000	12.2%	41,000	15.2%	10,000	32.3%
North Asia	8,000	3.2%	8,000	3.0%	—	0.0%

Asia Pacific Total	84,000	33.1%	100,000	37.2%	16,000	19.0%

	254,000	100.0%	269,000	100.0%	15,000	5.9%

        Our primary growth strategy includes continuing to attract and retain Associates through increased investment in Associate events and the marketing of our Compensation Plan. This includes continued Associate education on our Compensation Plan and the two enhancements that were announced during the third quarter of 2008. Some of the other growth opportunities that we frequently evaluate are entering new markets, introducing new and re-formulating existing products, strategic acquisitions, and capital investments that will help support our growth.

Presentation

        We have restated financial data set forth in this report for all annual and interim periods prior to and through the quarter ended September 27, 2008. The need for this restatement is discussed further in Note A to the Consolidated Financial Statements herein under—"Summary of Significant Accounting Policies."

        Product sales and shipping and handling fees billed to our customers are recorded as revenue when the product is delivered, title has transferred, and risk of loss passes to the customer, net of applicable sales discounts. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. A provision for product returns and allowances is included and is founded on our historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over a twelve-month period.

        Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, and overhead costs that are directly associated with the production and distribution of our products and sales materials, as well as duties and taxes that are associated with the import and export of products. As our international sales increase as a percentage of net sales, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in currency exchange rates.

        Associate incentive expenses represent our most significant expense at 41.6% of net sales for the year ended January 3, 2009. Associate incentives include commissions and leadership bonuses that are paid weekly, based on group sales volume points. Compensation paid to our Associates for promotions and contests are also reported as a component of Associate incentives. Products are assigned a sales volume point value that is independent of the product's price. Associates earn commissions based on sales volume points that are generated in their down-line organization. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their "Qualifying Purchases." Qualifying Purchases are the amount of product that Associates must purchase each month, which they must either resell to consumers or personally use in order to qualify to earn commissions or bonuses under USANA's Compensation Plan. Commissions paid to an Associate on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

        Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate events, advertising, professional fees, and marketing expenses. Additionally, we now include research and development expense in this line item, which previously was presented as a separate line item on the statement of earnings. Wages and benefits represent the largest component of selling, general and administrative expenses. Significant depreciation and amortization expense is incurred as a result of investments in physical facilities, computer and telecommunications equipment, and systems to support international expansion.

        Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for the period. Most of our raw material purchases from suppliers and our product purchases from third-party manufacturers are transacted in U.S. dollars. Consequently, our sales and net earnings may be affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar. For the last several years we have received a benefit to net sales and earnings from a weakening U.S. dollar. During the fourth quarter of 2008, however, the U.S. dollar strengthened significantly, negatively affecting sales and earnings.

Results of Operations

        The following table summarizes our consolidated operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2006	2007	2008
	(as restated)	(as restated)
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	21.9%	20.8%	20.7%

Gross profit	78.1%	79.2%	79.3%
Operating expenses:
Associate incentives	40.1%	40.3%	41.6%
Selling, general and administrative*	20.9%	22.3%	26.5%

Total operating expenses	61.0%	62.6%	68.1%

Earnings from continuing operations	17.1%	16.6%	11.2%
Other income (expense), net	0.4%	0.1%	(0.4)%

Earnings from continuing operations before income taxes	17.5%	16.7%	10.8%
Income taxes	6.2%	6.0%	3.8%

Income from continuing operations	11.3%	10.7%	7.0%
Loss from discontinued operations, net of tax benefit	(0.2)%	(0.1)%	0.0%

Net earnings	11.1%	10.6%	7.0%

    *
    Included in selling, general and administrative during 2008 was a $7.0 million arbitration award, without which selling, general and administrative expense as a percent of net sales would have been 24.9%.

Summary of 2008 Financial Results and Developments

        Net sales were $429.0 million in 2008, compared with $423.1 million in 2007. The increase in net sales was primarily the result of growth in East Asia, the impact of an extra week of sales due to a 53-week fiscal year, and benefits from changes in currency exchange rates. These benefits were partially offset by decreased sales in the United States and some of our markets in Southeast Asia/Pacific. As a U.S.-based, multi-national company, for the last several years we have received a benefit to net sales from changes in currency exchange rates. During the fourth quarter of 2008, however, the U.S. dollar strengthened significantly. Although we received an overall benefit to net sales of $1.9 million from changes in currency exchange rates for the full year 2008, compared with 2007, the effect of changes in currency exchange rates reduced sales during the fourth quarter of 2008 by nearly $10 million when compared with the fourth quarter of 2007.

        Through the first three quarters of 2008, we experienced slowing sales growth primarily resulting from a decline in the number of active customers. We believe that this decline was due to the lingering effects of misinformation about the Company that appeared in the mass media during 2007 and the deteriorating economic conditions in the United States. In August, 2008, we introduced two new enhancements to our Compensation Plan, which are intended to attract additional Associates and drive sales. During the third and fourth quarter of 2008, these enhancements began to produce their intended results, as the number of Associates and sales began to increase. Accordingly, the total number of active Associates at January 3, 2009, increased 12.5% from December 29, 2007. We are optimistic that these two Compensation Plan enhancements will be key drivers of our Associate and sales growth in the future.

        Income from continuing operations decreased 34.4% to $29.9 million in 2008, compared with $45.6 million in 2007. This year-over-year decrease was primarily due to the following:

  •
  An unanticipated arbitration award;

  •
  Increased operating costs, particularly related to higher overall selling, general and administrative expenses; and

  •
  The effect of changes to currency exchange rates.

Tender Offer

        On June 2, 2008, Unity Acquisition Corp. ("Unity"), a Utah corporation indirectly owned by Gull Holdings, Ltd., the Company's Chairman, and certain other tender offer participants, initiated a tender offer to acquire all of the outstanding shares of the Company at $26.00 per share. The Company's Board of Directors formed a Special Committee (the "Special Committee") to evaluate the offer and engaged both an independent legal and financial advisor. On June 20, 2008, the Special Committee unanimously determined that the offer was inadequate and recommended that the Company's stockholders reject the offer. On June 30, 2008, Unity increased the offer price to $28.00 per share and extended the offer to July 14, 2008. On July 3, 2008, the Special Committee again unanimously determined that the offer was inadequate and recommended that the Company's stockholders reject the offer. On July 15, 2008, Unity announced a third extension of the offer to July 21, 2008. On July 16, 2008, however, Unity terminated the offer.

Fiscal Year 2008 compared to Fiscal Year 2007

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 29, 2007 and January 3, 2009:

	Net Sales by Region (in thousands) Year Ended
					Change from Prior Year	Percent Change
	2007		2008
North America:
United States	$169,645	40.1%	$161,194	37.6%	$(8,451)	(5.0)%
Canada	75,360	17.8%	74,979	17.5%	(381)	(0.5)%
Mexico	22,230	5.2%	23,630	5.5%	1,400	6.3%

North America Total	267,235	63.1%	259,803	60.6%	(7,432)	(2.8)%
Asia Pacific:
Southeast Asia/Pacific	90,690	21.4%	91,348	21.3%	658	0.7%
East Asia	49,314	11.7%	61,410	14.3%	12,096	24.5%
North Asia	15,910	3.8%	16,451	3.8%	541	3.4%

Asia Pacific Total	155,914	36.9%	169,209	39.4%	13,295	8.5%

	$423,149	100.0%	$429,012	100.0%	$5,863	1.4%

        The decrease in net sales in North America, particularly the United States, was due to a decrease in active customers throughout most of the year. We believe that this decrease was due to the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007 and the deteriorating economic conditions in the United States. During the fourth quarter of 2008, however, we began to see growth in the number of active Associates purchasing and selling our products. We believe this increase is due to the enhancements to our Compensation Plan that we implemented during the third quarter of 2008, as well as to the fact that the effects of the misinformation about the Company are now behind us. We continue, however, to see the number of active Preferred Customers decline. We believe that the deteriorating economic conditions in the United States have contributed significantly to the declining number of active Preferred Customers.

        The increase in net sales in Asia Pacific came mostly from Hong Kong, where net sales increased $12.5 million, or 47.4% from 2007, primarily due to a large increase in the number of active Associates in that market. Additionally, net sales in Malaysia increased $5.9 million, or 34.4%. Declining sales in most of the other markets within this region were the result of a decrease in active customers throughout most of the year and were partially offset by a $2.3 million benefit from changes in currency exchange rates. At the end of the year, however, we began to see an increase in the number of active Associates in all markets within this region. Again, we believe that this increase is the result of the Compensation Plan enhancements that we introduced in 2008.

Associate Incentives

        As a percentage of net sales, Associate incentives increased to 41.6% in 2008, compared with 40.3% in 2007. This increase is due to higher base Compensation Plan commissions, Compensation Plan enhancements made at the end of the third quarter, and an increase in spending on contests and promotions.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to 26.5% of net sales in 2008 from 22.3% in 2007. In absolute terms, our selling, general and administrative expenses increased in 2008 by $19.7 million. The most significant components of this increase in absolute terms are as follows:

  •
  An arbitration award of $7.0 million;

  •
  Wage-related increases of $6.7 million;

  •
  Higher depreciation and rent expense of $1.8 million related to the expansion of our facilities, both domestically and internationally;

  •
  An increase of approximately $1.5 million in equity-compensation expense;

  •
  An increase in non-recurring legal and other professional fees of approximately $0.9 million that related to the tender offer process and defending false allegations against the Company; and

  •
  Increased spending on Associate events and support activities of $0.8 million.

        Included in the increases listed above for wage-related expenses and equity-based compensation expense are increased base salaries and equity grants to certain members of senior management. These particular increases to cash and equity compensation were done in connection with changes that were made in upper management during the third quarter of the year.

        The increase in selling, general and administrative expenses as a percentage of net sales can be attributed to all of the above and the overall impact of changes in currency exchange rates.

Other Income (Expense)

        Other income (expense) changed from net other income of $471 thousand in 2007 to net other expense of $1.7 million in 2008. The largest component of this change was a $1.0 million loss relating to international currency exchange during 2008, compared with a $732 thousand gain in 2007. Interest income also decreased $306 thousand from 2007 to 2008.

Income Taxes

        Income taxes totaled 35.4% of earnings before income taxes in 2008, compared with 35.9% in 2007. This change was due to favorable tax adjustments recognized in 2008.

Diluted Earnings Per Share from Continuing Operations

        Diluted earnings per share from continuing operations decreased $0.80, or 30.2%, to $1.85 in 2008, compared with $2.65 in 2007. This change was due to the following:

  •
  An unanticipated arbitration award, which reduced earnings per share by $0.28;

  •
  Non-recurring legal and other professional fees, which reduced earnings per share by $0.07;

  •
  A net change in other income (expense), which reduced earnings per share by $0.07; and

  •
  Higher overall operating costs.

This decrease in diluted earnings per share was partially offset by a lower number of average shares outstanding due to share repurchases and retirements during 2008, resulting in a $0.04 benefit per share.

Fiscal Year 2007 compared to Fiscal Year 2006

Net Sales

        Changes in net sales are primarily associated with attracting and retaining Associates and Preferred Customers. The following tables summarize the changes in our active customer base by geographic region as of the dates indicated:

Active Associates By Region
(rounded to the nearest thousand)

	As of December 30, 2006		As of December 29, 2007		Change from Prior Year	Percent Change
North America:
United States	59,000	38.5%	61,000	34.7%	2,000	3.4%
Canada	24,000	15.7%	26,000	14.7%	2,000	8.3%
Mexico	11,000	7.2%	13,000	7.4%	2,000	18.2%

North America Total	94,000	61.4%	100,000	56.8%	6,000	6.4%
Asia Pacific:
Southeast Asia/Pacific	30,000	19.6%	39,000	22.2%	9,000	30.0%
East Asia	23,000	15.1%	30,000	17.0%	7,000	30.4%
North Asia	6,000	3.9%	7,000	4.0%	1,000	16.7%

Asia Pacific Total	59,000	38.6%	76,000	43.2%	17,000	28.8%

	153,000	100.0%	176,000	100.0%	23,000	15.0%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of December 30, 2006		As of December 29, 2007		Change from Prior Year	Percent Change
North America:
United States	50,000	64.1%	50,000	64.1%	—	0.0%
Canada	18,000	23.1%	18,000	23.1%	—	0.0%
Mexico	2,000	2.5%	2,000	2.6%	—	0.0%

North America Total	70,000	89.7%	70,000	89.8%	—	0.0%
Asia Pacific:
Southeast Asia/Pacific	7,000	9.0%	6,000	7.6%	(1,000)	(14.3)%
East Asia	**	0.0%	1,000	1.3%	1,000	N/A
North Asia	1,000	1.3%	1,000	1.3%	—	0.0%

Asia Pacific Total	8,000	10.3%	8,000	10.2%	—	0.0%

	78,000	100.0%	78,000	100.0%	—	0.0%

**
Active Preferred Customer Count was less than 500.

 Total Active Customers By Region
(rounded to the nearest thousand)

	As of December 30, 2006		As of December 29, 2007		Change from Prior Year	Percent Change
North America:
United States	109,000	47.2%	111,000	43.7%	2,000	1.8%
Canada	42,000	18.2%	44,000	17.3%	2,000	4.8%
Mexico	13,000	5.6%	15,000	5.9%	2,000	15.4%

North America Total	164,000	71.0%	170,000	66.9%	6,000	3.7%
Asia Pacific:
Southeast Asia/Pacific	37,000	16.0%	45,000	17.7%	8,000	21.6%
East Asia	23,000	10.0%	31,000	12.2%	8,000	34.8%
North Asia	7,000	3.0%	8,000	3.2%	1,000	14.3%

Asia Pacific Total	67,000	29.0%	84,000	33.1%	17,000	25.4%

	231,000	100.0%	254,000	100.0%	23,000	10.0%

        The following table summarizes the changes in net sales by geographic region for the fiscal years ended December 30, 2006 and December 29, 2007:

	Net Sales by Region (in thousands) Year Ended
					Change from Prior Year	Percent Change
	2006		2007
North America:
United States	$159,377	43.7%	$169,645	40.1%	$10,268	6.4%
Canada	69,053	18.9%	75,360	17.8%	6,307	9.1%
Mexico	18,059	4.9%	22,230	5.2%	4,171	23.1%

North America Total	246,489	67.5%	267,235	63.1%	20,746	8.4%
Asia Pacific:
Southeast Asia/Pacific	65,104	17.8%	90,690	21.4%	25,586	39.3%
East Asia	37,478	10.3%	49,314	11.7%	11,836	31.6%
North Asia	16,095	4.4%	15,910	3.8%	(185)	(1.1)%

Asia Pacific Total	118,677	32.5%	155,914	36.9%	37,237	31.4%

	$365,166	100.0%	$423,149	100.0%	$57,983	15.9%

        The increase in North America consisted of modest growth in our most mature market, the United States, of 6.4%, strong growth in Mexico of 23.1%, and growth in Canada of 9.1%, much of which came from changes in currency. Sales growth in this region, however, was adversely affected by various false allegations against the Company that were disseminated in the mass media.

        Growth in Asia Pacific was bolstered by the opening of our Malaysia market in January 2007, which contributed $17.1 million in net sales to this region during the year. Additionally, strong growth in Hong Kong of 62.2% and modest growth in Taiwan of 8.0% added to the increase in Asia Pacific sales. This growth was largely driven by an increase in the number of active Associates in these countries. Also contributing to this growth during 2007 were changes in currency, which resulted in a benefit of approximately $6.6 million, most of which came from Australia-New Zealand. Although Malaysia added significantly to net sales in Asia Pacific during 2007, we believe that a portion of the sales generated in Malaysia would have otherwise been generated in existing markets within the Asia Pacific region, due to the seamless nature of our Compensation Plan.

Gross Profit

        Gross profit increased to 79.2% of net sales in 2007 from 78.1% in 2006. This improvement in gross profit margin can be attributed to reduced inventory scrap of about $1.5 million and to lower relative freight costs on shipments to our customers. Also contributing to the improvement in gross profit was a reduction of sales of the edition of Success From Home magazine that features the Company (which were sold at cost and included free shipping during the third and fourth quarters of 2006).

Associate Incentives

        Associate incentives were slightly higher during 2007, at 40.3% of net sales, compared with 40.1% in 2006. This increase is the result of a higher payout of base Compensation Plan commissions, which was partially offset by reduced amounts spent on contests and promotions relative to 2006.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to 22.3% of net sales in 2007 from 20.9% in 2006. In absolute terms, our selling, general and administrative expenses increased in 2007 by $17.6 million. This increase, both as a percentage of net sales and in absolute terms, can be attributed to the following:

  •
  Wage-related increases of $8.6 million, which includes a strategic initiative to hire additional employees to add "bench strength," additional wages expense related to Malaysia, and increased equity compensation expense;

  •
  A $6.1 million increase in spending to support growing sales and an increased number of customers, which includes $1.2 million spent to support our Malaysia market that commenced operations in January 2007; and

  •
  Legal and other professional fees of $2.5 million that related to defending false allegations against the Company that were disseminated in the mass media.

Other Income

        Other income decreased from $1.4 million in 2006 to $471 thousand in 2007. This decrease can largely be attributed to an increase in interest expense, resulting from our line of credit, of $696 thousand (net of $705 thousand related to funds borrowed for the expansion of our corporate and Australia facilities, which was capitalized). Additionally, and to a lesser extent, interest income also decreased due to lower cash balances and to lower currency gains.

Income Taxes

        Income taxes totaled 35.9% of earnings before income taxes in 2007, compared with 35.5% in 2006. This change was due to the complete phase-out of the Extraterritorial Income Exclusion ("EIE"), which provided an effective tax rate reduction of 1.8% in 2006. In 2007, the complete EIE phase-out was partially offset by tax benefits from a 6.0% deduction for qualified production activities, a favorable adjustment due to the expiration of statutes of limitations on uncertain tax positions, and favorable 2006 tax return adjustments.

Income from Continuing Operations

        Income from continuing operations increased 10.7% to $45.6 million in 2007, which is an increase of $4.4 million from $41.2 million in 2006. This increase is due primarily to increased net sales and an improved gross profit margin, which were offset partially by higher operating costs.

        Diluted earnings per share from continuing operations improved to $2.65 during 2007, which is an increase of $0.45, or 20.5%, from $2.20 in 2006. This improvement resulted from share repurchases and retirements during the first nine months of 2007, which lowered the diluted shares outstanding by 8.1%, resulting in a $0.18 benefit per share. Also contributing to the improvement was an increase in income from continuing operations.

Quarterly Financial Information (Unaudited)

        The following tables set forth unaudited quarterly operating results for each of the last eight fiscal quarters, as well as percentages of net sales for certain data for the periods indicated. This information is consistent with the Consolidated Financial Statements herein and includes normally recurring adjustments that management considers to be necessary for a fair presentation of the data. Quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the audited Consolidated Financial Statements and notes thereto that are included elsewhere in this report, specifically Note A—"Summary of Significant Accounting Policies" and Note N—"Quarterly Financial Results," which provide further information on the restatement.

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007	March 29, 2008	June 28, 2008	Sept. 27, 2008	Jan. 3, 2009
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$100,678	$107,542	$106,181	$108,748	$101,570	$109,208	$107,176	$111,058
Cost of sales	20,586	22,443	21,960	22,902	21,502	21,884	22,228	23,264

Gross profit	80,092	85,099	84,221	85,846	80,068	87,324	84,948	87,794
Operating expenses:
Associate incentives	39,549	43,280	43,021	44,533	41,364	45,603	44,573	46,769
Selling, general, and administrative	22,431	23,433	23,917	24,393	27,036	25,753	27,621	33,418

Total operating expenses	61,980	66,713	66,938	68,926	68,400	71,356	72,194	80,187

Earnings from continuing operations	18,112	18,386	17,283	16,920	11,668	15,968	12,754	7,607
Other income (expense), net	471	(13)	(270)	283	(71)	(65)	(489)	(1,051)

Earnings from continuing operations before income taxes	18,583	18,373	17,013	17,203	11,597	15,903	12,265	6,556
Income taxes	6,843	7,028	5,413	6,246	4,304	5,821	4,185	2,066

Income from continuing operations	11,740	11,345	11,600	10,957	7,293	10,082	8,080	4,490
Loss from discontinued operations	(114)	(93)	(405)	—	—	—	—	—

Net earnings	$11,626	$11,252	$11,195	$10,957	$7,293	$10,082	$8,080	$4,490

Earnings (loss) per common share*:
Basic
Continuing operations	$0.66	$0.68	$0.72	$0.68	$0.45	$0.62	$0.50	$0.29
Discontinued operations	(0.01)	—	(0.02)	—	—	—	—	—

Net earnings	$0.65	$0.68	$0.70	$0.68	$0.45	$0.62	$0.50	$0.29

Diluted
Continuing operations	$0.64	$0.66	$0.70	$0.66	$0.44	$0.61	$0.50	$0.29
Discontinued operations	(0.01)	—	(0.02)	—	—	—	—	—

Net earnings	$0.63	$0.66	$0.68	$0.66	$0.44	$0.61	$0.50	$0.29

Weighted average shares outstanding:
Basic	17,896	16,709	16,173	16,160	16,363	16,393	16,031	15,452
Diluted	18,463	17,163	16,613	16,586	16,459	16,460	16,133	15,642

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Earnings as a percentage of Net Sales:

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007	March 29, 2008	June 28, 2008	Sept. 27, 2008	Jan. 3, 2009
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.4	20.9	20.7	21.1	21.2	20.0	20.7	20.9

Gross profit	79.6	79.1	79.3	78.9	78.8	80.0	79.3	79.1
Operating expenses:
Associate incentives	39.3	40.2	40.5	41.0	40.7	41.7	41.6	42.1
Selling, general and administrative	22.3	21.8	22.5	22.4	26.6	23.5	25.8	30.1

Total operating expenses	61.6	62.0	63.0	63.4	67.3	65.3	67.4	72.2

Earnings from continuing operations	18.0	17.1	16.3	15.5	11.5	14.6	11.9	6.9
Other income (expense), net	0.5	(0.0)	(0.3)	0.3	(0.1)	(0.1)	(0.5)	(0.9)

Earnings from continuing operations before income taxes	18.5	17.1	16.0	15.8	11.4	14.6	11.4	6.0
Income taxes	6.8	6.5	5.1	5.7	4.2	5.3	3.9	1.9

Income from continuing operations	11.7	10.6	10.9	10.1	7.2	9.2	7.5	4.1
Loss from discontinued operations	(0.2)	(0.1)	(0.4)	—	—	—	—	—

Net earnings	11.5%	10.5%	10.5%	10.1%	7.2%	9.2%	7.5%	4.1%

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow, the availability of which is directly affected by variations in the total revenues of the Company. There are no material restrictions on our ability to transfer and remit funds among our international markets.

        In 2008, net cash flows from operating activities totaled $46.0 million, compared with $58.2 million in 2007. The change in cash generated from operations was due primarily to a decrease in net earnings, as well as to an increase in inventories. The increase in inventories was due to the opening of our Philippines market and the impact of changes in foreign currency. These items contributing to a decrease in cash flow from operating activities were partially offset by an increase in other current liabilities, resulting primarily from the unanticipated arbitration award. This $7.0 million arbitration award was accrued, but not paid as of January 3, 2009.

        As a U.S.-based, multi-national company, reporting in U.S. dollars, we have received a benefit to net sales for the last several years from changes in currency exchange rates. During the fourth quarter of 2008, however, the U.S. dollar strengthened significantly, negatively affecting sales and earnings. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Although it is difficult to estimate the impact that changes in currency exchange rates may have on our future operating results, we believe changes in currency exchange rates, on a year-over-year basis, will have a negative effect on net sales and cash flows from operating activities in 2009.

        Cash and cash equivalents increased to $13.3 million at January 3, 2009, from $12.9 million at December 29, 2007. Net working capital decreased to ($1.9) million at January 3, 2009, compared with $0.1 million at December 29, 2007. The decrease in net working capital was due mostly to the increase in other current liabilities as discussed above.

        During 2008, we completed the final phase of the expansion of our corporate headquarters at a total cost of $23 million. Additionally, we have completed our $11.5 million remodel and fit-out project of our Australian facility, and we moved our Australian operations to this new facility in August 2008. These two projects represented the majority of cash used in investing activities in 2008 and 2007. We do not have any material capital commitments for 2009.

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. Our Board of Directors periodically approves additional dollar amounts for share repurchase under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors. At the beginning of 2008, we had $50.3 million remaining under the plan. During 2008, we repurchased and retired approximately 1.1 million shares of common stock for a total investment of $39.9 million, at an average market price of $35.73 per share. There currently is no expiration date on the remaining approved repurchase amount of $10.4 million and no requirement for future share repurchases.

        We currently maintain a $40.0 million credit facility with Bank of America. As of January 3, 2009, our balance on this line of credit was $35.0 million. We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011. This credit agreement contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter EBITDA equal to or greater than $50.0 million, and a ratio of consolidated funded debt to EBITDA of 2.5 to 1.0 at the end of each quarter. As of January 3, 2009, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

        We have generated $8-16 million of cash from operations each quarter for the past two years. We anticipate, however, that operating cash flow will decrease modestly during 2009. We expect that during the first six months of 2009 we will have unusual cash payments of approximately $15 million. These payments include the $7.0 million arbitration award and approximately $8.0 million to the IRS, the majority of which is more fully discussed in Note A to the accompanying Consolidated Financial Statements. Notwithstanding the amount of these payments, we believe that current cash balances, cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. Additionally, to accommodate these unusual cash needs, we may delay capital projects and reduce or eliminate the amount of share repurchases in 2009. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available or on favorable terms. We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to January 3, 2009:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$8,961	$3,880	$4,816	$265	$—
Capital Commitments	812	812	—	—	—
Other Commitments	6,339	2,446	3,327	566	—

Total Contractual Obligations	$16,112	$7,138	$8,143	$831	$—

        "Operating Leases" generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above. "Other Commitments" includes consulting- and IT-related services, corporate and athlete sponsorships, facility maintenance, and services related to the events that we hold for our Associates both locally and internationally.

        In addition to the obligations outlined in the table above, the balance on our $40.0 million line of credit at January 3, 2009 was $35.0 million. The weighted-average interest rate on this line of credit at January 3, 2009 was 2.75%. If we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

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

  •
  In accordance with the guidelines of Emerging Issues Task Force No 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," commissions paid to an Associate on his or her own orders are captured and reported as a reduction to net sales in the form of a sales discount. Management estimates, based on the structure of USANA's Compensation Plan, that an Associate who places an order with sales volume points in a personal sales position will eventually be paid commission on that purchase. Such reduction of revenue for Associates outside of the United States is converted to U.S. Dollars at the average currency exchange rate for the applicable period.

  •
  We collect an annual renewal fee from our Associates that is deferred when it is collected and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Allowance for Inventory Valuation.    Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. An allowance for inventory valuation is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the allowance, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in additional reserves. At December 29, 2007 and January 3, 2009, our allowance for inventory valuation totaled 11.7% and 10.8% of gross inventory, respectively. Actual write-offs have not varied materially from the allowance.

        Long-Lived Assets and Depreciation.    Expenditures for new property and equipment or enhancements to existing property and equipment are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Capitalized costs include costs incurred during installation and implementation. Additionally, on newly constructed assets, a portion of interest cost incurred during the construction period is capitalized. Depreciation is determined using the straight-line method from the date an asset is placed into service. Depreciation expense is based on the estimated useful life of our assets, less estimated salvage value, and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets, ranging up to 40 years.

        Impairment of Long-Lived Assets and Goodwill.    Long-lived assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a long-lived asset other than goodwill is considered to be impaired when the carrying amount of an asset exceeds its fair value. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured; changes in competition and competitive practices; uncertainties associated with the world economies; and changes in governmental regulations or actions.

        Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. Each company was acquired in the United States. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; however it is tested at least annually for impairment or more frequently if events (or changes in circumstances) indicate impairment. We use a two-step approach to test for impairment. The first step involves testing for impairment of goodwill by estimating the fair values of reporting units. We determine the fair value of reporting units that we have acquired using an income approach and a market approach, weighted 75% and 25%, respectively. The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows. The market approach involves judgment when considering the appropriateness of comparable entities and the use of related multiples to determine fair value in terms of operating activities, size, and scope. If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. There were no changes in the carrying amount of goodwill for each of the acquired subsidiaries for the year ended January 3, 2009.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our earnings, cash flows, and financial position are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties that are inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in our international operations. This includes changes in the laws and policies that govern investment in international countries where we have operations, as well as, to a lesser extent, to changes in United States laws and regulations relating to international trade and investment.

        International Currency Risks.    Net sales outside the United States represented 56.4%, 59.9%, and 62.4% of our net sales in 2006, 2007, and 2008, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. This risk is partially mitigated by the fact that our sales are spread across 13 countries, with Canada being our largest international market at 17.5% of sales in 2008, followed by Australia and Hong Kong both at 9.0% of sales. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

        We seek to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We do not use derivative financial instruments for trading or speculative purposes. Our use of currency exchange contracts includes the purchase of put and call options, which give us the right, but not the obligation, to sell or buy international currency at a specified exchange rate ("strike price"). In addition, we have used forward contracts to supplement our use of options. These contracts provide protection in the event that the currency weakens beyond the option strike price. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions. As of January 3, 2009, we had participating forward contracts in place with Bank of America for Canadian and New Zealand dollars. These contracts expired on January 6, 2009.

        Following are the quarterly average exchange rates of currency units to one U.S. dollar for each of our international markets for fiscal years 2006, 2007, and 2008:

	2006				2007				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.15	1.12	1.12	1.14	1.17	1.10	1.05	0.98	1.00	1.01	1.04	1.20
Australian Dollar	1.35	1.34	1.32	1.30	1.27	1.20	1.18	1.12	1.11	1.06	1.12	1.48
New Zealand Dollar	1.51	1.60	1.57	1.48	1.44	1.35	1.34	1.31	1.27	1.29	1.40	1.72
Hong Kong Dollar	7.76	7.76	7.78	7.78	7.81	7.82	7.81	7.78	7.79	7.80	7.80	7.75
Japanese Yen	116.88	114.29	116.21	117.76	119.32	120.77	117.77	113.11	105.39	104.45	107.63	95.90
New Taiwan Dollar	32.30	32.17	32.77	32.85	32.91	33.13	32.92	32.42	31.56	30.44	31.14	32.93
Korean Won	976.10	949.37	955.00	938.16	938.98	928.88	927.50	920.95	954.48	1,016.0	1,058.7	1,346.5
Singapore Dollar	1.63	1.59	1.58	1.56	1.53	1.52	1.52	1.45	1.41	1.37	1.40	1.48
Mexican Peso	10.60	11.18	10.94	10.89	11.02	10.88	10.96	10.85	10.81	10.43	10.30	12.98
Chinese Yuan	8.05	8.01	7.97	7.86	7.76	7.68	7.56	7.43	7.17	6.96	6.84	6.84
Malaysian Ringitt	*	*	*	*	3.50	3.43	3.47	3.36	3.23	3.21	3.33	3.54

*
USANA operations had not commenced during period indicated.

        Interest Rate Risks.    As of January 3, 2009, we had a balance of $35.0 million outstanding on our line of credit, with a weighted-average interest rate of 2.75%. This interest rate is computed at the bank's Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months. The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings. If, however, we are unable to meet to the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 3, 2009.

Management's Consideration of Restatement

        As disclosed in Item 7 of this Form 10-K under "Restatement of Prior Financial Information," and in Note A to our Consolidated Financial Statements included herein, we have restated our previously issued financial statements for the fiscal years ended December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable during the reported periods, which are more fully described in Note A. Management has assessed whether this restatement indicates a material weakness in the Company's internal controls over financial reporting and has evaluated the effect of this restatement on the Company's disclosure controls and procedures as of January 3, 2009. As part of its assessment, management concluded that the tax matters disclosed herein resulted from a control deficiency in the Company's internal controls regarding the tax compliance of equity awards granted prior to 2006 by the Compensation Committee. Although a control deficiency was identified, management concluded that this control deficiency was remediated by the Company during 2006 and did not constitute a material weakness in our internal controls over financial reporting as of January 3, 2009. Based on the foregoing analysis, our Chief Executive Officer and Chief Financial Officer also concluded that the control deficiency did not affect the design or operation of the Company's disclosure controls and procedures in achieving the desired control objectives as of January 3, 2009.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2009. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, using those criteria, management concluded that, as of January 3, 2009, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of January 3, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 3, 2009, that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit Number	Description
10.10	Form of Incentive Stock Option Agreement for award of incentive stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed April 26, 2006)*
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
10.14	Form of Indemnification Agreement between the Company and its directors (Incorporated by reference to Report on Form 8-K, filed May 24, 2006)*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of February 27, 2009 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP) (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Chief Executive Officer

Date: March 6, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 6, 2009
/s/ DAVID A. WENTZ David A. Wentz	Chief Executive Officer (Principal Executive Officer)	March 6, 2009
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 6, 2009
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 6, 2009
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 6, 2009
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 6, 2009
/s/ JEFFREY A. YATES Jeffrey A. Yates	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
USANA Health Sciences, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note A to the consolidated financial statements, the Company has restated its 2007 consolidated financial statements to correct errors in accounting for income taxes.

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
March 4, 2009

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
USANA Health Sciences, Inc. and Subsidiaries

        We have audited the accompanying consolidated statement of earnings, stockholders' equity and comprehensive income and cash flows of USANA Health Sciences, Inc. and Subsidiaries (the "Company") for the year ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of USANA Health Sciences, Inc. and Subsidiaries for the year ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

        As discussed in Note A to the consolidated financial statements, the Company has restated its 2006 financial statements to correct errors related to income taxes payable.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 19, 2007, except for Note B, Discontinued Operations, as to which the date is March 12, 2008, and Note A, Restatement of Consolidated Financial Statements, as to which the date is February 27, 2009.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 29, 2007	As of January 3, 2009
	(as restated)
ASSETS
Current assets
Cash and cash equivalents	$12,865	$13,281
Inventories	19,439	23,879
Prepaid expenses and other current assets	11,639	12,657
Deferred income taxes	2,049	2,857

Total current assets	45,992	52,674
Property and equipment, net	52,061	56,762
Assets held for sale	607	607
Goodwill	5,690	5,690
Other assets	4,778	6,839

	$109,128	$122,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,111	$6,879
Other current liabilities	37,763	47,655

Total current liabilities	45,874	54,534
Line of credit	28,000	34,990
Other long-term liabilities	2,305	1,212
Stockholders' equity
Common stock, $0.001 par value;
Authorized—50,000 shares, issued and outstanding 16,198 as of December 29, 2007 and 15,350 as of January 3, 2009	16	15
Additional paid-in capital	5,636	8,089
Retained earnings	26,308	24,107
Accumulated other comprehensive income (loss)	989	(375)

Total stockholders' equity	32,949	31,836

	$109,128	$122,572

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2006	2007	2008
	(as restated)	(as restated)
Net sales	$365,166	$423,149	$429,012
Cost of sales	79,836	87,891	88,878

Gross profit	285,330	335,258	340,134
Operating expenses:
Associate incentives	146,251	170,383	178,309
Selling, general and administrative	76,566	94,174	113,828

Total operating expenses	222,817	264,557	292,137

Earnings from continuing operations	62,513	70,701	47,997
Other income (expense):
Interest income	654	555	249
Interest expense	(110)	(806)	(792)
Other, net	864	722	(1,133)

Other income (expense), net	1,408	471	(1,676)

Earnings from continuing operations before income taxes	63,921	71,172	46,321
Income taxes	22,679	25,530	16,376

Income from continuing operations	41,242	45,642	29,945
Loss from discontinued operations, net of tax benefit	(877)	(612)	—

Net earnings	$40,365	$45,030	$29,945

Earnings (loss) per common share
Basic
Continuing operations	$2.29	$2.73	$1.87
Discontinued operations	(0.05)	(0.04)	—

Net earnings	$2.24	$2.69	$1.87

Diluted
Continuing operations	$2.20	$2.65	$1.85
Discontinued operations	(0.04)	(0.03)	—

Net earnings	$2.16	$2.62	$1.85

Weighted average common shares outstanding
Basic	18,053	16,734	16,048
Diluted	18,724	17,206	16,163

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years ended December 30, 2006 (as restated); December 29, 2007 (as restated); and January 3, 2009

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 1, 2006 (as restated)*	18,343	$18	$7,320	$35,115	$839	$43,292
Comprehensive income
Net earnings for the year	—	—	—	40,365	—	40,365
Foreign currency translation adjustment, net of tax benefit of $152	—	—	—	—	(484)	(484)

Comprehensive income						39,881
Common stock repurchased and retired	(1,045)	(1)	(7,375)	(33,582)	—	(40,958)
Common stock awarded to Associates	2	1	100	—	—	101
Equity-based compensation expense	—	—	4,789	—	—	4,789
Common stock issued under equity award plans, including tax benefit of $5,010	559	—	8,557	—	—	8,557

Balance at December 30, 2006	17,859	$18	$13,391	$41,898	$355	$55,662
Comprehensive income
Net earnings for the year	—	—	—	45,030	—	45,030
Foreign currency translation adjustment, net of tax expense of $385	—	—	—	—	634	634

Comprehensive income						45,664
Common stock repurchased and retired	(1,892)	(2)	(18,958)	(60,620)	—	(79,580)
Common stock awarded to Associates	1	—	47	—	—	47
Equity-based compensation expense	—	—	6,108	—	—	6,108
Common stock issued under equity award plans, including tax benefit of $1,900	230	—	5,048	—	—	5,048

Balance at December 29, 2007	16,198	$16	$5,636	$26,308	$989	$32,949
Comprehensive income
Net earnings for the year	—	—	—	29,945	—	29,945
Foreign currency translation adjustment, net of tax benefit of $1,267					(1,364)	(1,364)

Comprehensive income						28,581
Common stock repurchased and retired	(1,116)	(1)	(7,726)	(32,146)	—	(39,873)
Equity-based compensation expense	—	—	7,688	—	—	7,688
Common stock issued under equity award plans, including tax benefit of $1,745	268	—	2,491	—	—	2,491

Balance at January 3, 2009	15,350	$15	$8,089	$24,107	$(375)	$31,836

*
The cumulative effect of the restatement on additional paid-in capital and retained earnings was $1,841 and $605, respectively.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2006	2007	2008
	(as restated)	(as restated)
Cash flows from operating activities
Net earnings	$40,365	$45,030	$29,945
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,562	5,333	6,697
(Gain) loss on sale of property and equipment	(1)	53	(68)
Equity-based compensation expense	4,789	6,108	7,688
Excess tax benefit from equity-based payment arrangements	(4,193)	(1,546)	(2,372)
Common stock awarded to Associates	101	47	—
Deferred income taxes	(1,304)	(1,565)	(2,435)
Provision for inventory valuation	2,346	1,323	1,000
Changes in operating assets and liabilities:
Inventories	(2,224)	2,681	(7,216)
Prepaid expenses and other assets	(3,266)	(2,556)	(5,306)
Accounts payable	4,374	(3,140)	686
Other liabilities	14,741	6,437	17,337

Total adjustments	20,925	13,175	16,011

Net cash provided by operating activities	61,290	58,205	45,956

Cash flows from investing activities
Receipts on notes receivable	—	123	726
Increase in notes receivable	(660)	(666)	(19)
Proceeds from sale of property and equipment	18	797	148
Purchases of property and equipment	(11,038)	(26,264)	(16,061)

Net cash used in investing activities	(11,680)	(26,010)	(15,206)

Cash flows from financing activities
Proceeds from equity awards exercised	$3,547	$3,148	$746
Excess tax benefits from equity-based payment arrangements	4,193	1,546	2,372
Repurchase of common stock	(40,958)	(79,580)	(39,873)
Borrowings on line of credit	—	104,093	85,020
Payments on line of credit	—	(76,093)	(78,030)

Net cash used in financing activities	(33,218)	(46,886)	(29,765)
Effect of exchange rate changes on cash and cash equivalents	58	527	(569)

Net increase (decrease) in cash and cash equivalents	16,450	(14,164)	416
Cash and cash equivalents, beginning of year	10,579	27,029	12,865

Cash and cash equivalents, end of year	$27,029	$12,865	$13,281

Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest, net of amount capitalized	$6	$659	$714
Income taxes	19,040	25,421	19,968

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

Restatement of consolidated financial statements

        The Company has restated its historical consolidated financial statements for the fiscal years ending December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable during the reported periods, as explained below.

        During 2008, the Internal Revenue Service ("IRS") commenced an audit of the Company's tax returns for the 2003 through 2006 fiscal years. Although the Company's 2007 tax year was not part of the audit, the Company's settlement with the IRS included the 2007 tax year. Accordingly, this report refers to the tax years 2003 through 2007 as the "Audited Tax Years". In January 2009, the IRS communicated its intent to disallow deductions claimed by the Company under Section 162(m) of the Internal Revenue Code ("IRC"). In February 2009, the Company settled the Section 162(m) matter with the IRS. Under the settlement, the cumulative tax impact to the Company is the loss of $11.8 million in tax deductions for the Audited Tax Years resulting in estimated taxes due of $4.4 million, plus $0.8 million in interest. The $4.4 million in taxes due has resulted in an increase to current liabilities and corresponding reduction in stockholders' equity in the affected periods. The $0.8 million in interest resulted in an increase to current liabilities with a corresponding increase to income tax expense in the effected periods.

        The IRS has also disallowed the treatment of certain stock options granted by the Company during the Audited Tax Years as Incentive Stock Options. The Company's February 2009 settlement with the IRS also settled this matter. The settlement resulted in a cumulative increase of $1.3 million to compensation expense recorded in selling, general and administrative expense for the affected periods.

        The Company concluded that the cumulative effect of the balance sheet adjustments due to these two errors was material to its fiscal year 2007, as well as its 2007 and 2008 quarterly, balance sheets. Consequently, the Company has restated the following financial statements:

  •
  Consolidated Balance Sheet for the fiscal year ending December 29, 2007;

  •
  Consolidated Statements of Earnings for the fiscal years ending December 30, 2006, and December 29, 2007;

  •
  Consolidated Statements of Stockholders Equity and Comprehensive Income for the fiscal years ending December 30, 2006, and December 29, 2007; and

  •
  Consolidated Statements of Cash Flows for the fiscal years ending December 30, 2006, and December 29, 2007.

        See also Note N for further information on the effects to the 2007 and 2008 unaudited quarterly results.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables illustrate the effects of the restatement on the Company's consolidated financial statements for only those line items that were affected:

Consolidated Balance Sheet Items
(in thousands)

	As of December 29, 2007
	As Previously Reported	Adjustment	As Restated
Other current liabilities	$32,074	$5,689	$37,763
Total current liabilities	40,185	5,689	45,874
Additional paid-in capital	7,525	(1,889)	5,636
Retained earnings	30,108	(3,800)	26,308
Total stockholders' equity	38,638	(5,689)	32,949

Consolidated Statement of Earnings Items
(in thousands, except per share data)

	For the year 2006
	As Previously Reported	Adjustment	As Restated
Selling, general and adminstrative*	$75,378	$1,188	$76,566
Total operating expenses	221,629	1,188	222,817
Earnings from continuing operations	63,701	(1,188)	62,513
Earnings from continuing operations before income taxes	65,109	(1,188)	63,921
Income taxes	22,966	(287)	22,679
Income from continuing operations	42,143	(901)	41,242
Net earnings	41,266	(901)	40,365
Basic earnings per common share—continuing operations	$2.34	$(0.05)	$2.29
Basic earnings per common share—net earnings	$2.29	$(0.05)	$2.24
Diluted earnings per common share—continuing operations	$2.25	$(0.05)	$2.20
Diluted earnings per common share—discontinued operations	$(0.05)	$0.01	$(0.04)
Diluted earnings per common share—net earnings	$2.20	$(0.04)	$2.16

*
Selling, general and administrative now includes research and development expenses and has been updated to reflect this change.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Earnings Items
(in thousands, except per share data)

	For the year 2007
	As Previously Reported	Adjustment	As Restated
Income taxes	$25,243	$287	$25,530
Income from continuing operations	45,929	(287)	45,642
Net earnings	45,317	(287)	45,030
Basic earnings per common share—continuing operations	$2.74	$(0.01)	$2.73
Basic earnings per common share—discontinued operations	$(0.03)	$(0.01)	$(0.04)
Basic earnings per common share—net earnings	$2.71	$(0.02)	$2.69
Diluted earnings per common share—continuing operations	$2.67	$(0.02)	$2.65
Diluted earnings per common share—discontinued operations	$(0.04)	$0.01	$(0.03)
Diluted earnings per common share—net earnings	$2.63	$(0.01)	$2.62

Consolidated Statement of Stockholders' Equity Items
(in thousands)

	For the year ended December 30, 2006
	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$15,573	$(2,182)	$13,391
Retained earnings	44,251	(2,353)	41,898
Total stockholders' equity	60,197	(4,535)	55,662

	For the year ended December 29, 2007
	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$7,525	$(1,889)	$5,636
Retained earnings	30,108	(3,800)	26,308
Total stockholders' equity	38,638	(5,689)	32,949

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Cash Flow Items
(in thousands)

	For the year ended December 30, 2006
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities
Net earnings	$41,266	$(901)	$40,365
Excess tax benefit from equity-based payment arrangements	(5,288)	1,095	(4,193)
Other liabilities	13,840	901	14,741
Total adjustments	18,929	1,996	20,925
Net cash provided by operating activities	60,195	1,095	61,290
Cash flows from financing activities
Excess tax benefit from equity-based payment arrangements	$5,288	$(1,095)	$4,193
Net cash used in financing activities	(32,123)	(1,095)	(33,218)

	For the year ended December 29, 2007
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities
Net earnings	$45,317	$(287)	$45,030
Excess tax benefit from equity-based payment arrangements	(2,532)	986	(1,546)
Other liabilities	6,150	287	6,437
Total adjustments	11,902	1,273	13,175
Net cash provided by operating activities	57,219	986	58,205
Cash flows from financing activities
Excess tax benefit from equity-based payment arrangements	$2,532	$(986)	$1,546
Net cash used in financing activities	(45,900)	(986)	(46,886)

Principles of consolidation

        The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in two geographic regions: North America and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, East Asia, and North Asia. North America includes the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands. Southeast Asia/Pacific includes Australia-New Zealand, Singapore, and Malaysia; East Asia includes Hong Kong and Taiwan; and North Asia includes Japan and South Korea. Operations in the Philippines commenced in January 2009 and all related costs incurred during fiscal 2008 are included Southeast Asia/Pacific. All significant inter-company accounts and transactions have been eliminated in this consolidation.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business activity

        The Company operates in one reportable business segment manufacturing high-quality nutritional and personal care products that are distributed through a network marketing system throughout the United States, Canada, Mexico, the United Kingdom, the Netherlands, Australia, New Zealand, Singapore, Malaysia, Hong Kong, Taiwan, Japan, South Korea, and Philippines. The Company manages its business primarily by managing its worldwide Associate base. No Associate accounted for more than 10% of net sales for the years ended 2006, 2007, or 2008. An immaterial amount of third-party manufacturing is conducted at the Company's facility located in Tianjin, China.

        Prior to the sale of assets that were related to its third-party contract manufacturing business, the Company operated two reportable business segments: Direct Selling and Contract Manufacturing. The Company's financial results have since been adjusted to reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to "discontinued operations" for all periods presented. Further information on this sale can be found in Note B—Discontinued Operations.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2006 and 2007 were 52-week years. Fiscal year 2008 was a 53-week year. Fiscal year 2006 covered the period January 1, 2006 to December 30, 2006 (hereinafter 2006). Fiscal year 2007 covered the period December 31, 2006 to December 29, 2007 (hereinafter 2007). Fiscal year 2008 covered the period December 30, 2007 to January 3, 2009 (hereinafter 2008).

Use of estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates for the Company include revenue recognition, obsolescence, goodwill, equity-based compensation, and income taxes. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Income taxes

        The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company follows the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; however it is tested at least annually for impairment (or more frequently if events or changes in circumstances indicate impairment). There were no changes in the carrying amount of goodwill for acquired companies for 2008.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $1,000 and aggregate claims that are greater than 125% of projected claims. The Company's recorded expense includes an estimate for claims that have been incurred but not billed. A liability is accrued and reflected in the Balance Sheet for all unpaid and unbilled claims. Total expense under this self insurance program was $3,303, $3,499 and $3,983 in 2006, 2007 and 2008, respectively.

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $3,547, $3,148, and $746 in cash proceeds from the exercise of equity awards in 2006, 2007, and 2008, respectively. The Company also realizes an income tax benefit from the exercise of certain equity awards. For equity awards earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital. For equity awards earned after January 1, 2006, the tax benefits are recorded in accordance with SFAS No. 123(R), "Share-Based Payment." Under SFAS No. 123(R), the Company establishes deferred tax assets for the value of certain equity awards. Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool") explained further in Note L below. If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax benefit recorded in additional paid-in capital was $5,010 in 2006, $1,900 in 2007, and $1,745 in 2008.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of January 3, 2009, $10,390 was available to repurchase shares under this plan.

Revenue recognition and deferred revenue

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer, net of applicable sales discounts. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered to Associates, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is founded on historical experience. Additionally, the Company collects an annual account renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over the subsequent twelve-month period.

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

Product return policy

        All product that is returned within the first 30 days following purchase is refunded at 100% of the sales price to retail customers and Preferred Customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product that was not damaged at the time of receipt by the Associate, where the purchase amount exceeds one hundred dollars, may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, Associates and Preferred Customers may receive their refunded amount either based on their original form of payment or with product or credit on account. Product returns totaled approximately 1.6%, 1.5%, and 1.6% of net sales during fiscal years 2006, 2007, and 2008, respectively.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Further information regarding equity awards can be found in Note L—Equity-Based Compensation.

Advertising

        Advertising costs are charged to expense as incurred. Advertising expense totaled $656 in 2006, $1,219 in 2007 and $1,583 in 2008.

Research and development

        Research and development costs are charged to expense as incurred and are now presented as part of selling, general and administrative expense. Research and development expense totaled $2,968 in 2006, $3,363 in 2007 and $3,306 in 2008.

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

Recent accounting pronouncements

        In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company adopted SFAS No. 157 beginning December 30, 2007, except as it applies to those nonfinancial assets and nonfinancial liabilities. This adoption did not have a material effect on the Company's consolidated financial statements, as the Company had no investments other than cash and cash equivalents at January 3, 2009. The Company is required to adopt FSP SFAS No. 157-2 beginning January 4, 2009, and it does not expect this adoption will have a material effect on its consolidated financial statements.

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, "Accounting Changes and Error Corrections." FSP FAS 157-3 is effective October 10, 2008. The adoption of FSP SFAS No. 157-3 has not had a material impact on the Company's consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133." This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on the Company's consolidated financial statements.

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

        The Company's sales reported in discontinued operations for the years ended December 30, 2006, December 31, 2007, and January 3, 2009 were $9,024, $4,460, and $0, respectively.

        The following table shows the composition of discontinued operations on the Consolidated Statement of Earnings for the years indicated.

	Year ended
	2006	2007
Loss from discontinued operations	$(1,355)	$(938)
Income tax benefit	478	343
Loss from disposal, included in other income (expense)	—	(17)

Loss from discontinued operations (net of tax benefit)	$(877)	$(612)

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 29, 2007	January 3, 2009
Raw materials	$5,730	$7,063
Work in progress	5,825	5,412
Finished goods	7,884	11,404

	$19,439	$23,879

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 29, 2007	January 3, 2009
Prepaid insurance	$1,300	$1,393
Other prepaid expenses	1,646	1,458
Federal income taxes receivable	2,754	3,759
Miscellaneous receivables, net	4,109	3,182
Deferred commissions	1,179	2,174
Other current assets	651	691

	$11,639	$12,657

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year ended
	2006	2007	2008
	(as restated)	(as restated)
Current
Federal	$19,692	$21,108	$16,793
State	2,285	2,267	2,006
Foreign	2,033	3,416	1,041

	24,010	26,791	19,840
Deferred
Federal	(1,796)	(1,064)	(3,268)
State	(127)	(75)	(117)
Foreign	592	(122)	(79)

	$22,679	$25,530	$16,376

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2006, 2007, and 2008, is as follows:

	Year ended
	2006	2007	2008
	(as restated)	(as restated)
Federal income taxes at statutory rate	$22,372	$24,910	$16,212
State income taxes, net of federal tax benefit	1,351	1,762	959
Difference between U.S. statutory rate and foreign rate	14	(15)	20
Foreign taxes net of foreign tax credit	195	—	—
Extraterritorial income exclusion	(1,370)	—	—
Qualified production activities deduction	(332)	(991)	(695)
R&D tax credit	(598)	(436)	—
Equity-based compensation—incentive stock options	245	175	57
Non-deductible VAT Expense	406	133	—
All other, net	396	(8)	(177)

	$22,679	$25,530	$16,376

        Deferred tax assets and liabilities consist of the following:

	December 29, 2007	January 3, 2009
Current deferred tax assets (liabilities)
Inventory capitalization	$588	$640
Intercompany sales	241	333
Prepaid expenses	(991)	(1,281)
Vacation accrual	585	1,162
Provision for inventory valuation	970	1,068
Allowance for bad debts	130	100
Sales returns and allowances	348	407
Distributor accruals	—	138
All other, net	178	290

	$2,049	$2,857

Long-term deferred tax assets (liabilities), included in other assets
Accumulated depreciation/amortization	$175	$(914)
Accumulated other comprehensive income	(737)	438
Equity based compensation	2,810	5,329
All other, net	34	85

	$2,282	$4,938

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2004. A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other long-term liabilities is as follows:

	2007	2008
Beginning balance	$1,523	$1,678
Additions based on tax positions related to the current year	284	39
Additions for tax positions of prior years	319	—
Settlements	(9)	(889)
Lapse of statute	(439)	(403)

Ending balance	$1,678	$425

        The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $135 could be recognized within the next twelve months due to the lapse of the applicable statute of limitations. Recognition of these uncertain tax positions or any uncertain tax position that is included in the January 3, 2009 balance would result in an adjustment to the Company's effective tax rate.

        The Company records interest and penalties accrued related to unrecognized tax benefits in income taxes. In 2008, the Company recognized $27 in interest and penalties, compared to $121 in 2007 and $79 in 2006. The Company has accrued $81 and $352 for the payment of interest and penalties at the end of 2008 and 2007, respectively.

NOTE F—PROPERTY AND EQUIPMENT

	Years	December 29, 2007	January 3, 2009
Buildings	40	$23,466	$35,635
Laboratory and production equipment	5 - 7	11,563	14,414
Sound and video library	5	600	600
Computer equipment and software	3 - 5	25,745	24,626
Furniture and fixtures	3 - 5	3,839	4,474
Automobiles	3 - 5	198	201
Leasehold improvements	3 - 5	3,700	3,871
Land improvements	15	1,579	1,979

		70,690	85,800
Less accumulated depreciation and amortization		36,459	36,717

		34,231	49,083
Land		1,956	6,224
Deposits and projects in process		15,874	1,455

		$52,061	$56,762

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—PROPERTY AND EQUIPMENT (Continued)

        During 2007 and 2008, the Company utilized its line of credit to expand its facilities in Salt Lake City, Utah, and in Sydney, Australia. The interest expense associated with these projects has been capitalized as part of the asset to which it relates and will be amortized over the asset's estimated useful life. Total interest expense incurred during 2007 and 2008 was $1,511 and $1,212, respectively, of which $705 was capitalized in 2007, and $420 in 2008.

NOTE G—ASSETS HELD FOR SALE

        Due to the completion of the majority of the construction at the Company's corporate headquarters, the Company placed for sale the facility that had formerly been occupied by its subsidiary, USANA Studios. The carrying amount of these assets as of January 3, 2009 is $607, comprising $126 in land and $481 in building. This amount was determined to be less than the fair market value and, as such, the Company has not recorded an impairment loss on these assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has stopped depreciating these assets and classified them as available for sale.

NOTE H—GOODWILL

        Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired. As of January 3, 2009, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Products Development and $1,423 that was associated with the February 1, 2004 acquisition of FMG. These acquired entities for which the Company has a goodwill balance both relate to business units within the United States and amounts have not changed since their acquisition.

NOTE I—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 29, 2007	January 3, 2009
	(as restated)
Associate incentives	$4,733	$6,498
Accrued employee compensation	10,139	11,212
Income taxes	7,795	6,243
Sales taxes	4,111	3,923
Associate promotions	917	607
Deferred revenue	4,302	6,588
Provision for returns and allowances	931	1,101
Arbitration award	—	7,020
All other	4,835	4,463

	$37,763	$47,655

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—LONG-TERM DEBT AND LINE OF CREDIT

        The Company has a $40,000 line of credit. At January 3, 2009, there was an outstanding balance of $34,990 associated with the line of credit, with a weighted-average interest rate of 2.75%. The interest rate is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank. The Credit Agreement contains restrictive covenants based on EBITDA and a debt coverage ratio. The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

NOTE K—COMMITMENTS AND CONTINGENCIES

        1.    Operating leases

        With the exception of the Company's headquarters and Australian facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease and expires prior to or during year 2014. The Company utilizes equipment under non-cancelable operating leases, expiring through 2014. The minimum rental commitments under operating leases at January 3, 2009 are as follows:

Year ending
2009	3,880
2010	2,829
2011	1,436
2012	551
2013	227
2014	38

$8,961

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2006, 2007, and 2008 was approximately $3,412, and $4,530 and $4,283, respectively.

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

        3.    Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—COMMITMENTS AND CONTINGENCIES (Continued)

six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2006, 2007, and 2008 were $503, $622, and $966, respectively. The 401(k) match balances for 2006, 2007, and 2008 were decreased by $25, $8, and $23, respectively, due to the application of prior year forfeitures of the unvested match balances of terminated employees.

NOTE L—EQUITY-BASED COMPENSATION

        Equity-based compensation expense relating to equity awards granted under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods indicated is as follows:

	Year Ended
	2006	2007	2008
	(as restated)	(as restated)
Cost of sales	$558	$650	$787
Selling, general and administrative	4,231	5,458	6,901

	4,789	6,108	7,688
Related tax benefit	1,533	2,104	2,777

Net equity-based compensation expense	$3,256	$4,004	$4,911

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards outstanding as of January 3, 2009. This table does not include an estimate for future grants that may be issued.

2009	$8,894
2010	8,070
2011	6,658
2012	5,249
2013	2,479

$31,350

        The cost above is expected to be recognized over a weighted-average period of 2.4 years.

        The Company's 2006 Equity Incentive Award Plan (the "2006 Plan"), which was approved by the shareholders at the Annual Shareholders' Meeting held on April 19, 2006, allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards, to the Company's officers, key employees, and non-employee directors. Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the "2002 Plan"), which was limited to the granting of incentive and non-qualified stock options. Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant. The 2006 Plan replaced the 2002 Plan for all future grants, and no new awards have been granted under the 2002 Plan since the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

approval of the 2006 Plan. The 2006 Plan authorized 5,000 shares of common stock for issuance. As of January 3, 2009, 3,573 awards had been granted under the 2006 Plan, of which 3,516 were stock-settled stock appreciation rights, 43 were stock options, and 14 were deferred stock units. The Company's Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.

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

        The Company recognizes equity-based compensation expense under the straight-line method over the vesting term based on the grant date fair value and an estimate of forfeitures derived from historical experience. The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards, which requires the input of highly subjective assumptions, including expected stock price volatility. For awards granted by the Company prior to 2008, expected volatility was calculated by averaging the historical volatility of the Company and a peer group index. Beginning in 2008, expected volatility is calculated as a weighted-average of historical volatility and implied volatility of the Company. Risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. Due to the "plain vanilla" characteristics of the Company's equity awards, the "simplified method," as permitted by the guidance in Staff Accounting Bulletin No. 107, was used to determine the expected life of awards granted prior to 2008. Beginning in 2008, expected life is calculated as a weighted-average that includes historical settlement data of the Company's equity awards and a hypothetical holding period for outstanding awards.

        The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2006	2007	2008
Expected volatility	57.0%	41.9%	37.3%
Risk-free interest rate	4.8%	4.6%	3.2%
Expected life	4.1 yrs.	4.2 yrs.	4.0 yrs.
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant price	$38.00	$42.21	$26.74

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 31, 2005	1,773	$17.43	7.0	$37,747
Granted	518	38.00
Exercised	(559)	6.35
Canceled or expired	(12)	27.69

Outstanding at December 30, 2006	1,720	$27.15	5.8	$42,172
Granted	464	42.21
Exercised	(230)	13.67
Canceled or expired	(90)	35.06

Outstanding at December 29, 2007	1,864	$32.18	4.9	$12,606
Granted	2,752	26.74
Exercised	(271)	3.18
Canceled or expired	(101)	41.48

Outstanding at January 3, 2009	4,244	$30.28	4.7	$21,382

Exercisable at December 30, 2006	535	$26.37	7.2	$13,528
Exercisable at December 29, 2007	782	$24.51	5.6	$10,562
Exercisable at January 3, 2009	793	$35.20	4.7	$1,845

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date and the exercise price of awards that were in-the-money. It is estimated using the closing price of the Company's common stock on the last trading day of the period reported.

        The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted in 2006, 2007, and 2008 was $18.77, $16.81, and $8.93, respectively. The total intrinsic value of equity awards that were exercised during 2006, 2007, and 2008, which include stock options and stock-settled stock appreciation rights, was $20,488, $8,430, and $8,781, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        Additional information about stock options and stock-settled stock appreciation rights outstanding at January 3, 2009 is summarized below:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.74 - $3.20	29	3.1 years	$0.82	29	$0.82
19.42 - 20.04	10	4.7 years	19.42	10	19.42
30.36 - 36.89	2,971	4.9 years	26.60	211	30.16
37.60 - 40.59	1,195	4.2 years	39.40	536	39.06
45.75 - 60.70	39	3.7 years	55.24	7	57.08

$0.74 - $60.70	4,244	4.7 years	$30.28	793	$35.20

        The total fair value of equity awards that vested during fiscal years 2006, 2007, and 2008 was $3,767, $5,226, and $5,984, respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE M—SEGMENT INFORMATION

        USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors ("Associates"). The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company's nutritional and personal care products for the periods indicated.

	Year Ended
Product Line	2006	2007	2008
USANA® Nutritionals	84%	87%	87%
Sensé—beautiful science®	11%	10%	10%

        The Company's primary business is to manage its worldwide Associate base. As such, management has determined that the Company operates in one reportable business segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Performance for a region or market is primarily evaluated based on sales. The Company does not use profitability reports on a regional or market basis for making business decisions. No single customer accounted for 10% or more of net sales for the periods presented. Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific. Individual markets are categorized into these regions as follows:

  •
  North America—

  •
  United States (including direct sales from the United States to the United Kingdom and the Netherlands),

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—SEGMENT INFORMATION (Continued)

    •
    Canada

    •
    Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific*—Australia-New Zealand, Singapore, and Malaysia

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

*
Operations in Malaysia commenced in January 2007. Operations in the Philippines commenced in January 2009 and all related costs incurred during fiscal 2008 are included in Southeast Asia/Pacific.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region for the years ended December 30, 2006 and December 29, 2007, and January 3, 2009 is listed below:

	2006	2007	2008
Net Sales to External Customers
North America
United States	$159,377	$169,645	$161,194
Canada	69,053	75,360	74,979
Mexico	18,059	22,230	23,630

North America Total	$246,489	$267,235	$259,803
Asia Pacific
Southeast Asia/Pacific	$65,104	$90,690	$91,348
East Asia	37,478	49,314	61,410
North Asia	16,095	15,910	16,451

Asia Pacific Total	$118,677	$155,914	$169,209

Consolidated Total	$365,166	$423,149	$429,012

Long-lived Assets
North America
United States	$32,998	$46,620	$48,632
Canada	149	178	218
Mexico	200	166	196

North America Total	$33,347	$46,964	$49,046
Asia Pacific
Southeast Asia/Pacific	$1,914	$10,368	$12,596
East Asia	1,771	2,030	2,163
North Asia	1,480	1,492	1,155

Asia Pacific Total	$5,165	$13,890	$15,914

Consolidated Total	$38,512	$60,854	$64,960

Total Assets
North America
United States	$70,926	$69,852	$72,386
Canada	4,208	5,558	6,261
Mexico	3,876	4,287	3,766

North America Total	$79,010	$79,697	$82,413
Asia Pacific
Southeast Asia/Pacific	$10,218	$17,925	$25,149
East Asia	6,480	6,911	10,686
North Asia	4,294	4,595	4,324

Asia Pacific Total	20,992	29,431	40,159

Consolidated Total	$100,002	$109,128	$122,572

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—SEGMENT INFORMATION (Continued)

        Due to the centralized structure of the Company's manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market. Long-lived assets in the United States totaled $32,998, $46,620, and $48,632 as of December 30, 2006, December 29, 2007 and January 3, 2009, respectively. Additionally, due to the purchase, remodel, and fit-out of our new facility in Sydney, Australia, during the last few years, long-lived assets in the Australia-New Zealand market totaled $11,497. There is no significant concentration of long-lived assets in any other market.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2007 and 2008 and includes additional disclosure to reflect changes relating to restatement of the Company's financial statements.

2007	First	Second	Third	Fourth
	(as restated)	(as restated)	(as restated)	(as restated)
Earnings information for the period indicated:
Net sales	$100,678	$107,542	$106,181	$108,748
Gross profit	$80,092	$85,099	$84,221	$85,846
Net earnings(1)	$11,626	$11,252	$11,195	$10,957
Earnings per share:(2)
Basic	$0.65	$0.68	$0.70	$0.68
Diluted(3)	$0.63	$0.66	$0.68	$0.66
Balance sheet information as of the end of the period indicated:
Other current liabilities(4)	$36,660	$39,822	$37,227	$37,763
Additional paid-in capital(5)	16,948	1,945	3,809	5,636
Retained earnings(6)	49,756	9,725	15,351	26,308
Year-to-date cash flow information for the period indicated:
Net cash provided by operating activities(7)	$16,251	$32,612	$44,137	$58,205
Net cash used in financing activities(8)	(2,054)	(35,451)	(40,794)	(46,886)

(1)
This restatement resulted in a decrease to net earnings due to an increase in income taxes of $60, $62, $63, and $102 for the first through the fourth quarters, respectively.

(2)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

(3)
This restatement only resulted in a decrease to diluted earnings per share of $0.01 for the fourth quarter.

(4)
This restatement resulted in an increase to other current liabilities of $4,595, $4,657, $4,720, and $5,689 for the first through the fourth quarters, respectively.

(5)
This restatement resulted in a decrease to additional paid-in capital of $2,108, $1,169, $1,022, and $1,889 for the first through the fourth quarters, respectively.

(6)
This restatement resulted in a decrease to retained earnings of $2,487, $3,488, $3,698, and $3,800 for the first through the fourth quarters, respectively.

(7)
This restatement resulted in a year-to-date increase (decrease) in net cash provided by operating activities for each quarter due to the year-to-date change in excess tax benefits from equity-based payment arrangements of $13, $13, ($5), and $986 for the first through the fourth quarters, respectively. Net cash provided by operating activities also contained offsetting changes discussed in notes (1) and (4) above.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited) (Continued)

(8)
This restatement resulted in a year-to-date change in net cash used in financing activities for each quarter due to the year-to-date change in excess tax benefits from equity-based payment arrangements discussed in note (7) above.

2008	First	Second	Third	Fourth
	(as restated)	(as restated)	(as restated)
Earnings information for the period indicated:
Net sales	$101,570	$109,208	$107,176	$111,058
Gross profit	$80,068	$87,324	$84,948	$87,794
Net earnings(1)	$7,293	$10,082	$8,080	$4,490
Earnings per share:(2)
Basic(3)	$0.45	$0.62	$0.50	$0.29
Diluted(4)	$0.44	$0.61	$0.50	$0.29
Balance sheet information as of the end of the period indicated:
Other current liabilities(5)	$35,597	$39,335	$40,943	$47,655
Additional paid-in capital(6)	8,567	9,870	8,073	8,089
Retained earnings(7)	33,601	43,683	28,832	24,107
Year-to-date cash flow information for the period indicated:
Net cash provided by operating activities	$9,060	$25,195	$38,120	$45,956
Net cash provided by (used in) financing activities	1,443	(16,789)	(22,648)	(29,765)

(1)
This restatement resulted in a decrease to net earnings due to an increase in selling, general and administrative expenses of $289 in the first quarter. All other changes to net earnings were due to (decreases) increases to income taxes of $(35), $66, and $59 for the first through the third quarters, respectively.

(2)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

(3)
This restatement resulted in a decrease to basic earnings per share of $0.01 to the first and third quarters.

(4)
This restatement resulted in a decrease to diluted earnings per share of $0.02 for the first quarter and $0.01 for the second quarter.

(5)
This restatement resulted in an increase to other current liabilities of $5,943, $6,009, and $6,068 for the first through the third quarters, respectively.

(6)
This restatement resulted in a decrease to additional paid-in capital of $1,889, $1,889, and $1,539 for the first through the third quarters, respectively.

(7)
This restatement resulted in a decrease to retained earnings of $4,054, $4,120, and $4,529 for the first through the third quarters, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O—EARNINGS PER SHARE

        Basic earnings per share are based on the weighted-average number of shares outstanding for each period. Weighted-average shares that were redeemed during fiscal years 2006, 2007, and 2008 have been included in the calculation of weighted-average shares that are outstanding for basic earnings per share. Diluted earnings per common share are based on shares that are outstanding (computed under basic EPS) and potential dilutive shares. Shares included in the diluted earnings per share calculations include equity awards that are in-the-money but have not yet been exercised.

	Year ended
	2006	2007	2008
	(as restated)	(as restated)
Earnings from continuing operations available to common shareholders	$41,242	$45,642	$29,945
Loss from discontinued operations available to common shareholders	(877)	(612)	—

Net earnings available to common shareholders	$40,365	$45,030	$29,945

Basic EPS
Shares
Common shares outstanding entire period	18,343	17,859	16,198
Weighted average common shares:
Issued during period	257	123	213
Canceled during period	(547)	(1,248)	(363)

Weighted average common shares outstanding during period	18,053	16,734	16,048

Earnings per common share from continuing operations—basic	$2.29	$2.73	$1.87
Loss per common share from discontinued operations—basic	(0.05)	(0.04)	—

Earnings per common share from net earnings—basic	$2.24	$2.69	$1.87

Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	18,053	16,734	16,048
Dilutive effect of in-the-money equity awards	671	472	115

Weighted average common shares outstanding during period—diluted	18,724	17,206	16,163

Earnings per common share from continuing operations—diluted	$2.20	$2.65	$1.85
Loss per common share from discontinued operations—diluted	(0.04)	(0.03)	—

Earnings per common share from net earnings—diluted	$2.16	$2.62	$1.85

        Equity awards for 163, 21 and 1,334 shares of stock were not included in the computation of EPS for the years ended 2006, 2007, and 2008, respectively, due to their exercise prices being greater than the average market price of the shares.

        During the years ended December 30, 2006, and December 29, 2007, and January 3, 2009, the Company expended $40,958, $79,580, and $39,873 to purchase 1,045, 1,892, and 1,116 shares, respectively, under the Company's share repurchase plan. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.