Form 10-Q
period 2009-04-04
USANA HEALTH SCIENCES INC
filed 2009-05-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 15,350,933.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 4, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 3,	April 4,
	2009 (1)	2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,281	$9,747
Inventories	23,879	27,397
Prepaid expenses and other current assets	12,657	9,525
Deferred income taxes	2,857	2,637
Total current assets	52,674	49,306

Property and equipment, net	56,762	56,359

Assets held for sale	607	607
Goodwill	5,690	5,690
Other assets	6,839	7,794
	$122,572	$119,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,879	$7,640
Other current liabilities	47,655	35,848
Total current liabilities	54,534	43,488

Line of credit	34,990	33,900

Other long-term liabilities	1,212	1,618

Stockholders’ equity
Common stock, $0.001 par value;
Authorized — 50,000 shares, issued and outstanding 15,350 as of January 3, 2009 and 15,350 as of April 4, 2009	15	15
Additional paid-in capital	8,089	10,603
Retained earnings	24,107	30,753
Accumulated other comprehensive income (loss)	(375)	(621)
Total stockholders’ equity	31,836	40,750
	$122,572	$119,756

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 29,	April 4,
	2008	2009
	(as restated)

Net sales	$101,570	$97,299

Cost of sales	21,502	19,846

Gross profit	80,068	77,453

Operating expenses:
Associate incentives	41,364	41,890
Selling, general and administrative	27,036	25,330

Total operating expenses	68,400	67,220

Earnings from continuing operations	11,668	10,233

Other income (expense):
Interest income	98	18
Interest expense	(239)	(289)
Other, net	70	181

Other expense, net	(71)	(90)

Earnings from continuing operations before income taxes	11,597	10,143

Income taxes	4,304	3,497

Net earnings	7,293	6,646

Earnings per common share
Basic
Net earnings	$0.45	$0.43

Diluted
Net earnings	$0.44	$0.43

Weighted average common shares outstanding
Basic	16,363	15,350
Diluted	16,459	15,382

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarters Ended March 29, 2008 and April 4, 2009

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Quarter Ended March 29, 2008
Balance at December 29, 2007 (as restated)	16,198	$16	$5,636	$26,308	$989	$32,949
Comprehensive income
Net earnings for the quarter				7,293		7,293
Foreign currency translation adjustment, net of tax benefit of $200					586	586
Comprehensive income						7,879
Equity-based compensation expense			1,488			1,488
Common stock issued under equity award plans, including tax benefit of $1,113	194		1,443			1,443

Balance at March 29, 2008 (as restated)	16,392	$16	$8,567	$33,601	$1,575	$43,759
For the Quarter Ended April 4, 2009
Balance at January 3, 2009	15,350	15	8,089	24,107	(375)	31,836
Comprehensive income
Net earnings for the quarter				6,646		6,646
Foreign currency translation adjustment, net of tax benefit of $28					(246)	(246)
Comprehensive income						6,400
Equity-based compensation expense			2,514			2,514

Balance at April 4, 2009	15,350	$15	$10,603	$30,753	$(621)	$40,750

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 29,	April 4,
	2008	2009
	(as restated)
Cash flows from operating activities
Net earnings	$7,293	$6,646
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,609	1,826
(Gain) loss on sale of property and equipment	(92)	20
Equity-based compensation expense	1,488	2,514
Excess tax benefit from equity-based payment arrangements	(1,113)	—
Deferred income taxes	(927)	(742)
Provision for inventory valuation	200	300
Changes in operating assets and liabilities:
Inventories	(1,571)	(3,870)
Prepaid expenses and other assets	2,270	2,873
Accounts payable	609	780
Other liabilities	(706)	(11,621)

Total adjustments	1,767	(7,920)

Net cash provided by (used in) operating activities	9,060	(1,274)

Cash flows from investing activities
Receipts on notes receivable	$37	$64
Increase in notes receivable	(8)	—
Proceeds from sale of property and equipment	122	—
Purchases of property and equipment	(6,080)	(953)

Net cash used in investing activities	(5,929)	(889)

Cash flows from financing activities
Proceeds from equity awards exercised	$330	$—
Excess tax benefits from equity-based payment arrangements	1,113	—
Borrowings on line of credit	—	27,550
Payments on line of credit	—	(28,640)

Net cash provided by (used in) financing activities	1,443	(1,090)

Effect of exchange rate changes on cash and cash equivalents	127	(281)

Net increase (decrease) in cash and cash equivalents	4,701	(3,534)

Cash and cash equivalents, beginning of year	12,865	13,281

Cash and cash equivalents, end of year	$17,566	$9,747

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest, net of amount capitalized	$178	$278
Income taxes	1,416	316

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of April 4, 2009, and results of operations for the quarters ended March 29, 2008 and April 4, 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.  The results of operations for the quarter ended April 4, 2009 may not be indicative of the results that may be expected for the fiscal year 2009 ending January 2, 2010.

Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.”  This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS 161 on January 4, 2009.  The adoption had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures.  The Company has applied the requirements of SFAS 161 on a prospective basis.  Accordingly, disclosures related to interim and annual periods prior to the date of adoption will not be presented.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141, “Business Combinations”.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired.  SFAS 141R also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company adopted SFAS 141R on January 4, 2009 and the adoption did not have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

Restatement of consolidated financial statements

In its Annual Report on Form 10-K filed with the SEC on March 6, 2009, the Company restated its historical consolidated financial statements for the fiscal years ending December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable during the reported periods, as explained below.

During 2008, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s tax returns. In January 2009, the IRS communicated its intent to disallow deductions claimed by the Company under Section 162(m) of the Internal Revenue Code (“IRC”). In February 2009, the Company settled the Section 162(m) matter with the IRS. Under the settlement, the cumulative tax impact to the Company is the loss of $11.8 million in tax deductions resulting in estimated taxes due of $4.4 million, plus $0.8 million in interest. The $4.4 million in taxes due resulted in an increase to current liabilities and corresponding reduction in stockholders’ equity in the affected periods. The $0.8 million in interest resulted in an increase to current liabilities with a corresponding increase to income tax expense in the affected periods.

The IRS also disallowed the treatment of certain stock options granted by the Company as Incentive Stock Options. The Company’s February 2009 settlement with the IRS also settled this matter. The settlement resulted in a cumulative increase of $1.3 million to compensation expense recorded in selling, general and administrative expense for the affected periods.

The Company concluded that the cumulative effect of the balance sheet adjustments due to these two errors was material to its fiscal year 2007, as well as its 2007 and 2008 quarterly, balance sheets.  The consolidated financial statements and related disclosures for the quarter ended March 29, 2008 have been restated in this report to reflect the errors discussed above.  The impact of this restatement on the first quarter of 2008 was an increase in selling, general and administrative expense of $289, a decrease to income taxes of $35, a decrease in basic earnings per share of $0.01, a decrease in diluted earnings per share of $0.02, an increase in other current liabilities of $5,943, a decrease in additional paid-in capital of $1,889, and a decrease in retained earnings of $4,054.  Refer to Note A of the 2008 Form 10-K for the effects of the restatement on the Company’s consolidated financial statements as of and for the fiscal years ended December 29, 2007 and January 3, 2009.

NOTE A — ORGANIZATION

USANA develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Company’s products are sold throughout the United States, Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, the Philippines, Hong Kong, Taiwan, Japan, South Korea, the United Kingdom, and the Netherlands.

NOTE B — INVENTORIES

Inventories consist of the following:

	January 3,	April 4,
	2009	2009

Raw materials	$7,063	$7,231
Work in progress	5,412	5,729
Finished goods	11,404	14,437

	$23,879	$27,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3,	April 4,
	2009	2009

Prepaid insurance	$1,393	$1,046
Other prepaid expenses	1,458	1,779
Federal income taxes receivable	3,759	1,634
Miscellaneous receivables, net	3,182	2,493
Deferred commissions	2,174	1,899
Other current assets	691	674

	$12,657	$9,525

NOTE D — PROPERTY AND EQUIPMENT

		January 3,	April 4,
	Years	2009	2009

Buildings	40	$35,714	$35,819
Laboratory and production equipment	5-7	14,414	14,304
Sound and video library	5	600	600
Computer equipment and software	3-5	24,626	25,861
Furniture and fixtures	3-5	4,474	4,403
Automobiles	3-5	201	229
Leasehold improvements	3-5	3,871	4,208
Land improvements	15	1,979	1,988

		85,879	87,412

Less accumulated depreciation and amortization		36,796	38,174

		49,083	49,238

Land		6,224	6,263

Deposits and projects in process		1,455	858

		$56,762	$56,359

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3,	April 4,
	2009	2009

Associate incentives	$6,498	$6,848
Accrued employee compensation	11,212	5,133
Income taxes	6,243	7,575
Sales taxes	3,923	3,151
Associate promotions	607	1,205
Deferred revenue	6,588	5,859
Provision for returns and allowances	1,101	989
Arbitration award	7,020	—
All other	4,463	5,088

	$47,655	$35,848

NOTE F — LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit.  At April 4, 2009, there was an outstanding balance of $33,900 associated with the line of credit, with a weighted-average interest rate of 1.56%.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants based on a minimum EBITDA requirement and a debt coverage ratio.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

NOTE G — EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to equity awards under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods ended as of the dates indicated is as follows:

	Quarter Ended
	March 29,	April 4,
	2008	2009

Cost of sales	$181	$190
Selling, general and administrative	1,307	2,324

	1,488	2,514
Related tax benefit	569	889

Net equity-based compensation expense	$919	$1,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION — CONTINUED

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of April 4, 2009.  This table does not include an estimate for future grants that may be issued.

Remainder of 2009	$6,472
2010	8,205
2011	6,788
2012	5,375
2013	2,603
2014	15
$29,458

The cost above is expected to be recognized over a weighted-average period of 2.4 years.

The Company recognizes equity-based compensation expense under the straight-line method over the vesting term based on the grant date fair value and an estimate of forfeitures derived from historical experience.  The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards, which requires the input of highly subjective assumptions, including expected stock price volatility.  Expected volatility is calculated as a weighted-average of historical volatility and implied volatility of the Company.  Risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award.  Expected life is calculated as a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period for outstanding awards.

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended
	March 29,	April 4,
	2008	2009

Expected volatility	*	37.3%
Risk-free interest rate	*	1.8%
Expected life	*	4.0 yrs.
Expected dividend yield	*	—
Weighted-average grant price	*	$26.39

* There were no equity awards granted during the quarter ended March 29, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the quarter ended April 4, 2009 is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 3, 2009	4,244	$30.28	4.7	$21,382
Granted	75	26.39
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 4, 2009	4,319	$30.21	4.5	$726
Exercisable at April 4, 2009	1,031	$33.98	4.4	$726

*

Aggregate intrinsic value is defined as the difference between the current market value at the reporting date and the exercise price of awards that were in-the-money. It is estimated using the closing price of the Company’s common stock on the last trading day of the period reported.

There were no stock options or stock-settled stock appreciation rights that were granted during the quarter ended March 29, 2008.  The weighted-average fair value of those that were granted during the quarter ended April 4, 2009 was $8.29.  The total intrinsic value of awards that were exercised during the quarter ended March 29, 2008 was $6,577.  There were no awards exercised during the quarter ended April 4, 2009.

The total fair value of awards that vested during the quarters ended March 29, 2008 and April 4, 2009 was $2,885 and $3,763, respectively.  This total fair value includes equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE H — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company designates certain derivatives, such as certain currency option and forward contracts, as freestanding derivatives for which hedge accounting does not apply.  The changes in the fair market value of the derivatives are included in “Other, net” in the Company’s consolidated statements of earnings.  The fair value of any option or forward contract is based on period-end quoted market prices.  The Company does not use derivative financial instruments for trading or speculative purposes.  The use of currency exchange contracts includes the purchase of put and call options, which give the Company the right, but not the obligation, to sell or buy international currency at a specified exchange rate (“strike price”).  In addition, the Company has used forward contracts to supplement its use of options.  The Company’s objective in using currency exchange contracts has been to reduce the impact of currency fluctuations on cash that it repatriates.  The Company is also currently evaluating the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  The Company did not enter into any currency exchange contracts during the quarter ended April 4, 2009.  Furthermore, the exercise of currency contracts that were previously outstanding did not have a material impact on the Company’s consolidated statements of earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	March 29,	April 4,
	2008	2009
	(as restated)

Net earnings available to common shareholders	$7,293	$6,646

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	16,198	15,350
Issued during period	165	—
Canceled during period	—	—

Weighted-average common shares outstanding during period	16,363	15,350

Earnings per common share from net earnings - basic	$0.45	$0.43

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,363	15,350
Dilutive effect of equity awards	96	32

Weighted-average shares outstanding during period - diluted	16,459	15,382

Earnings per common share from net earnings - diluted	$0.44	$0.43

Equity awards for 1,261 and 4,286 shares of stock were not included in the computation of diluted EPS for the quarters ended March 29, 2008, and April 4, 2009, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION

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

	Quarter Ended
	March 29,	April 4,
Product Line	2008	2009
USANA® Nutritionals	88%	88%
Sensé — beautiful science®	10%	9%

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

Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific* — Australia, New Zealand, Singapore, Malaysia, and Philippines

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

*Operations in the Philippines commenced in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter ended
	March 29,	April 4,
	2008	2009
Net Sales to External Customers
North America
United States	$38,550	$36,489
Canada	18,583	14,936
Mexico	5,142	4,470
North America Total	62,275	55,895
Asia Pacific
Southeast Asia/Pacific	21,545	19,938
East Asia	13,615	16,955
North Asia	4,135	4,511
Asia Pacific Total	39,295	41,404

Consolidated Total	$101,570	$97,299

Total Assets
North America
United States	$77,219	$80,008
Canada	4,642	2,230
Mexico	4,272	3,359
North America Total	86,133	85,597
Asia Pacific
Southeast Asia/Pacific	20,210	22,280
East Asia	7,197	8,322
North Asia	4,476	3,557
Asia Pacific Total	31,883	34,159

Consolidated Total	$118,016	$119,756

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter ended
	March 29,	April 4,
	2008	2009
Net Sales:
United States	$38,550	$36,489
Canada	18,583	14,936
Hong Kong	8,381	11,901

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION — CONTINUED

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of March 29, 2008, and April 4, 2009, long-lived assets in the United States totaled $48,687 and $48,312, respectively.  Additionally, long-lived assets in the Australia market as of March 29, 2008, and April 4, 2009 totaled $10,799 and $11,489, respectively.  There is no significant concentration of long-lived assets in any other market.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended January 3, 2009, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2009 will end on January 2, 2010 and is a 52-week year.  Fiscal year 2008 ended on January 3, 2009 and was a 53-week year.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers; “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of April 4, 2009, we had approximately 184,000 active Associates and approximately 68,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines*

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

*Operations in the Philippines commenced in January 2009.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.

Our primary product lines consist of USANA® Nutritionals and Sensé – beautiful science® (Sensé), which is our line of personal care products.  The USANA Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Macro Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods indicated:

	Quarter Ended
	March 29,	April 4,
Product Line	2008	2009
USANA® Nutritionals
Essentials	35%	33%
Optimizers	40%	43%
Macro Optimizers	13%	12%
Sensé – beautiful science®	10%	9%
All Other *	2%	3%

* Includes items such as resource materials and services, sales tools, and logo merchandise.

	Quarter Ended
	March 29,	April 4,
Key Product	2008	2009
USANA® Essentials	20%	19%
HealthPak 100 ™	12%	12%
Proflavanol®	10%	11%

As a manufacturer of nutritional and personal care products utilizing direct selling for the distribution of our products, we compete within two industries: direct selling and nutrition.  We believe that the most significant factors affecting us are the aging of the worldwide population, the general public’s heightened awareness and understanding of the connection between diet and health, and the growing desire for a secondary source of income, all of which affect our ability to attract and retain Associates and Preferred Customers to sell and consume our products.

The number of active Associates and Preferred Customers is used by management as a key non-financial measure because the number of customers purchasing our products is a leading indicator for product sales.  Associate sales account for the majority of our product sales, representing 89% of product sales during the first quarter of 2009.  During the periods presented, changes in product sales were not significantly affected by changes in product price, rather, they were affected by variations in sales volumes principally relating to changes in the number of active Associates and Preferred Customers purchasing our products.  Notably, the volume of average monthly product purchases by our active Associates and Preferred Customers, in their local currencies, has remained relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and also Preferred Customers, rather than through increases in product purchase productivity.

We believe that our high-quality products and our financially rewarding Associate compensation plan (“Compensation Plan”) are the key components to attracting and retaining Associates.  To support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of the USANA management team.  We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

In addition to Company-sponsored meetings and sales tools, we maintain a website exclusively for our Associates where they can keep up-to-date on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop, and register for Company-sponsored events.  Additionally, through this website, Associates can access other online services to which they may subscribe.  For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which their prospects or retail customers can be directed, e-cards for advertising, and a tax management tool.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	March 29, 2008		April 4, 2009		Prior Year	Change

North America:
United States	58,000	35.4%	58,000	31.5%	—	0.0%
Canada	25,000	15.2%	26,000	14.1%	1,000	4.0%
Mexico	12,000	7.3%	13,000	7.1%	1,000	8.3%
North America Total	95,000	57.9%	97,000	52.7%	2,000	2.1%

Asia Pacific:
Southeast Asia/Pacific	37,000	22.6%	45,000	24.5%	8,000	21.6%
East Asia	26,000	15.8%	35,000	19.0%	9,000	34.6%
North Asia	6,000	3.7%	7,000	3.8%	1,000	16.7%
Asia Pacific Total	69,000	42.1%	87,000	47.3%	18,000	26.1%

	164,000	100.0%	184,000	100.0%	20,000	12.2%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	March 29, 2008		April 4, 2009		Prior Year	Change

North America:
United States	49,000	63.6%	41,000	60.3%	(8,000)	(16.3)%
Canada	18,000	23.4%	16,000	23.6%	(2,000)	(11.1)%
Mexico	2,000	2.6%	3,000	4.4%	1,000	50.0%
North America Total	69,000	89.6%	60,000	88.3%	(9,000)	(13.0)%

Asia Pacific:
Southeast Asia/Pacific	6,000	7.8%	7,000	10.3%	1,000	16.7%
East Asia	1,000	1.3%	1,000	1.4%	—	0.0%
North Asia	1,000	1.3%	**	0.0%	(1,000)	(100.0)%
Asia Pacific Total	8,000	10.4%	8,000	11.7%	—	0.0%

	77,000	100.0%	68,000	100.0%	(9,000)	(11.7)%

** Active Preferred Customer count is less than 500.

	Total Active Customers By Region
	As of		As of		Change from	Percent
	March 29, 2008		April 4, 2009		Prior Year	Change

North America:
United States	107,000	44.4%	99,000	39.3%	(8,000)	(7.5)%
Canada	43,000	17.9%	42,000	16.7%	(1,000)	(2.3)%
Mexico	14,000	5.8%	16,000	6.3%	2,000	14.3%
North America Total	164,000	68.1%	157,000	62.3%	(7,000)	(4.3)%

Asia Pacific:
Southeast Asia/Pacific	43,000	17.8%	52,000	20.6%	9,000	20.9%
East Asia	27,000	11.2%	36,000	14.3%	9,000	33.3%
North Asia	7,000	2.9%	7,000	2.8%	—	0.0%
Asia Pacific Total	77,000	31.9%	95,000	37.7%	18,000	23.4%

	241,000	100.0%	252,000	100.0%	11,000	4.6%

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

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report, are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

Results of Operations

Summary of Financial Results and Recent Developments

Net sales for the first quarter of 2009 were $97.3 million compared with $101.6 million in the first quarter of 2008.  This decrease was primarily due to negative changes in currency exchange rates (i.e. a significant strengthening of the U.S. dollar), which reduced net sales by approximately $10.4 million, and was also due to a $2.0 million decrease in sales in the United States.  Excluding the impact of negative changes in currency exchange rates, sales in most of our markets increased from the first quarter of 2008 to the first quarter of 2009.  Additionally, we commenced operations in the Philippines in January, which added $1.7 million to net sales for the quarter.

The total number of active Associates in the first quarter of 2009 increased 12.2% from the first quarter of 2008.  We believe this increase is due to the enhancements to our Compensation Plan that we implemented during 2008.  The number of Preferred Customers decreased 11.7% from the first quarter of 2008.  We believe that the deteriorating global economic conditions have contributed significantly to the decline in the number of Preferred Customers.

Net earnings decreased 8.9% to $6.6 million in the first quarter of 2009 from $7.3 million in the first quarter of 2008.  This decrease was due primarily to lower net sales resulting from negative changes to currency exchange rates, declining sales in the United States, and higher Associate incentives expense.  These were offset in part by lower selling, general and administrative expense and a lower effective tax rate.

Quarters Ended March 29, 2008 and April 4, 2009

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region							Change
	(in thousands)				Change		Impact of	excluding
	Quarter Ended				from prior	Percent	currency	the impact
	March 29, 2008		April 4, 2009		year	change	exchange	of currency

North America:
United States	$38,550	38.0%	$36,489	37.5%	$(2,061)	(5.3)%	N/A	(5.3)%
Canada	18,583	18.3%	14,936	15.4%	(3,647)	(19.6)%	(3,575)	(0.4)%
Mexico	5,142	5.0%	4,470	4.6%	(672)	(13.1)%	(1,463)	15.4%
North America Total	62,275	61.3%	55,895	57.5%	(6,380)	(10.2)%	(5,038)	(2.2)%

Asia Pacific:
Southeast Asia/Pacific	21,545	21.2%	19,938	20.5%	(1,607)	(7.5)%	(4,691)	14.3%
East Asia	13,615	13.4%	16,955	17.4%	3,340	24.5%	(326)	26.9%
North Asia	4,135	4.1%	4,511	4.6%	376	9.1%	(393)	18.6%
Asia Pacific Total	39,295	38.7%	41,404	42.5%	2,109	5.4%	(5,410)	19.1%

	$101,570	100.0%	$97,299	100.0%	$(4,271)	(4.2)%	$(10,448)	6.1%

The decrease in net sales in North America was primarily due to the impact of negative currency exchange rates on net sales in Canada and Mexico and to a decrease in net sales in the United States.  The negative changes to currency decreased net sales in these two markets by $5.0 million year-over-year in the first quarter of 2009.  In local currency, sales in Mexico increased by 15.4% and sales in Canada decreased by 0.4%, compared with the first quarter of last year.  We believe that sales in the United States have been significantly affected by the uncertain economic conditions.

The increase in net sales in Asia Pacific came mostly from Hong Kong.  Net sales in that market increased $3.5 million, or 42.0% from the first quarter of 2008, due to an increase in unit sales as a result of significant growth in the number of active Associates.  Additionally, the commencement of operations in the Philippines in January added $1.7 million to net sales.  The increases in these two markets were offset partially by lower sales in Southeast Asia/Pacific.  This was due to negative changes in currency exchange rates, which reduced net sales by $4.7 million.  Overall, changes in currency exchange rates reduced net sales by $5.4 million in our Asia Pacific region.  Each of the markets in our Asia Pacific region, except Singapore and New Zealand, achieved local currency growth on a year-over-year basis.

Gross Profit

Gross profit increased to 79.6% of net sales for the quarter ended April 4, 2009, compared with 78.8% for the same quarter in 2008.  This increase in gross profit margin can be attributed primarily to lower relative freight costs on shipments to customers.  This was partially offset by negative changes in currency exchange rates and moderate increases in costs on certain raw materials.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 43.1% during the first quarter of 2009, compared with 40.7% for the first quarter of 2008.  This increase was due to the Compensation Plan enhancements that were implemented in the third quarter of 2008, and was partially offset by a decline in base commissions due to changes in currency.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 26.0% of net sales for the quarter ended April 4, 2009, compared with 26.6% for the comparable quarter in 2008.  In absolute terms, our selling, general, and administrative expenses decreased by $1.7 million.  The most significant components of this decrease in absolute terms were as follows:

•                  A decrease in legal and other professional fees of approximately $1.0 million;

•                  A decrease in event production costs of approximately $0.8 million associated with the Asia Pacific Convention, which was not held in 2009 as we hold this event every other year;

•                  A decrease in rent expense of approximately $0.4 million; and

•                  A decrease in expenses related to advertising and promotional activities of approximately $0.4 million;

The decreases in selling, general and administrative expenses listed above were partially offset by an increase in equity-based compensation expense of approximately $1.0 million.

The decrease in selling, general and administrative expense as a percentage of net sales can be attributed to the decreases listed above, partially offset by a decrease in net sales.

Income Taxes

            Income taxes totaled 34.5% of earnings before income taxes for the first quarter of 2009, compared with 37.1% for the first quarter in 2008.  This change was primarily due to increased tax benefits relating to our qualified production activities deduction.

Diluted Earnings Per Share

Diluted earnings per share decreased $0.01, or 2.3%, to $0.43 in the first quarter of 2009 compared with the first quarter of 2008.  This change was due to a decrease in net sales, offset by lower overall operating costs, a lower effective tax rate, and a lower number of average shares outstanding.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow, the availability of which is directly affected by variations in the total revenues of the Company.  There are no material restrictions on our ability to transfer and remit funds among our international markets.

As disclosed in our 2008 annual report on Form 10-K, we expected to have unusual cash payments during the first half of 2009.  During the first quarter of 2009 we paid $7.0 million for an arbitration award and $1.3 million in tax payments resulting from an IRS audit.  Additionally, we experienced a decrease in net earnings, as well as an increase in inventories due to increased safety stock levels in many of our markets, lower than expected sales in the United States, and higher inventory values resulting from changes in currency exchange rates.  As a result of these items, we had a net use of cash for operating activities of $1.3 million.

As a U.S.-based, multi-national company, reporting in U.S. dollars, we have received a benefit to net sales for the last several years from changes in currency exchange rates as the U.S. dollar was relatively weak.  Net sales and earnings during the first quarter of 2009, however, were negatively affected by a significant strengthening of the U.S. dollar.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Although it is difficult to estimate the impact that changes in currency exchange rates may have on our future operating results, we believe changes in currency exchange rates will have a significant negative effect on net sales and cash flows from operating activities in 2009.

Cash and cash equivalents decreased to $9.7 million at April 4, 2009, from $13.3 million at January 3, 2009.  Net working capital increased to $5.8 million at April 4, 2009 from ($1.9) million at January 3, 2009.  This increase in net working capital was due mostly to a decrease in other current liabilities as a result of the arbitration and tax payments mentioned above.  The impact of these payments on our cash balance was partially offset by decreased spending on property, plant, and equipment due to the completion of the facility expansion projects that had been in progress for the last couple of years.

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors periodically approves additional dollar amounts for share repurchase under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  There were no share repurchases during the first quarter of 2009.  There currently is no expiration date on the remaining approved repurchase amount of $10.4 million and no requirement for future share repurchases.

We currently maintain a $40.0 million credit facility with Bank of America.  As of April 4, 2009, our balance on this line of credit was $33.9 million.  We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.  This credit agreement contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter EBITDA equal to or greater than $50.0 million, and a ratio of consolidated funded debt to EBITDA of 2.5 to 1.0 at the end of each quarter.  As of April 4, 2009, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

We believe that current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  Additionally, to accommodate the unusual cash needs of 2009, we may delay capital projects and reduce or eliminate the amount of share repurchases in 2009.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available or on favorable terms.  We might also require or seek additional financing for the purpose of expanding new markets, growing our existing markets, or for other reasons.  Such financing may include the use of additional debt or the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

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

Foreign Currency Risks.  Net sales outside the United States represented 62.0% and 62.5% of our net sales in the quarters ended March 29, 2008 and April 4, 2009, respectively.  Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 14 countries, with Canada being our largest international market, at 15.4% of net sales in the first quarter of 2009, followed by Hong Kong and Australia at 12.2% and 7.7%, respectively.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

We seek to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  Our use of currency exchange contracts includes the purchase of put and call options, which give us the right, but not the obligations, to sell or buy international currency at a specified exchange rate (“strike price”).  In addition, we have used forward contracts to supplement our use of options.  These contracts provide protection in the event that the currency weakens beyond the option strike price.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of April 4, 2009, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the periods indicated:

	Quarter Ended
	March 29,	April 4,
	2008	2009

Canadian Dollar	1.00	1.24
Australian Dollar	1.11	1.50
New Zealand Dollar	1.27	1.87
Hong Kong Dollar	7.79	7.75
Japanese Yen	105.39	93.83
New Taiwan Dollar	31.56	33.98
Korean Won	954.48	1,411.30
Singapore Dollar	1.41	1.51
Mexican Peso	10.81	14.35
Chinese Yuan	7.17	6.84
Malaysian Ringitt	3.23	3.63
Philippine Peso	*	47.68

* USANA operations had not commenced during period indicated.

Interest Rate Risks.  As of April 4, 2009, we had a balance of $33.9 million outstanding on our line of credit, with a weighted-average interest rate of 1.56%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.  If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate.  There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USANA HEALTH SCIENCES, INC.

Date:	May 12, 2009	/s/ Jeffrey A. Yates
Jeffrey A. Yates
Chief Financial Officer (Principal Financial and Accounting Officer)