Form 10-Q
period 2009-07-04
USANA HEALTH SCIENCES INC
filed 2009-08-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2009 was 15,535,210.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 4, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	As of	As of
	January 3,	July 4,
	2009 (1)	2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,281	$11,170
Inventories	23,879	24,656
Prepaid expenses and other current assets	12,657	10,206
Deferred income taxes	2,857	2,698
Total current assets	52,674	48,730

Property and equipment, net	56,762	56,994

Assets held for sale	607	607
Goodwill	5,690	5,690
Other assets	6,839	7,933
	$122,572	$119,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,879	$4,697
Other current liabilities	47,655	32,400
Total current liabilities	54,534	37,097

Line of credit	34,990	28,170

Other long-term liabilities	1,212	1,885

Stockholders’ equity
Common stock, $0.001 par value;
Authorized — 50,000 shares, issued and outstanding 15,350 as of January 3, 2009 and 15,350 as of July 4, 2009	15	15
Additional paid-in capital	8,089	12,707
Retained earnings	24,107	39,544
Accumulated other comprehensive income (loss)	(375)	536
Total stockholders’ equity	31,836	52,802
	$122,572	$119,954

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended
	June 28,	July 4,
	2008	2009
	(as restated)

Net sales	$109,208	$112,093

Cost of sales	21,884	23,753

Gross profit	87,324	88,340

Operating expenses:
Associate incentives	45,603	50,321
Selling, general and administrative	25,753	24,719

Total operating expenses	71,356	75,040

Earnings from operations	15,968	13,300

Other income (expense):
Interest income	85	12
Interest expense	(123)	(146)
Other, net	(27)	259

Other income (expense), net	(65)	125

Earnings before income taxes	15,903	13,425

Income taxes	5,821	4,634

Net earnings	10,082	8,791

Earnings per common share
Basic	$0.62	$0.57

Diluted	$0.61	$0.57

Weighted average common shares outstanding
Basic	16,393	15,350
Diluted	16,460	15,385

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Six Months Ended
	June 28,	July 4,
	2008	2009
	(as restated)

Net sales	$210,778	$209,392

Cost of sales	43,386	43,599

Gross profit	167,392	165,793

Operating expenses:
Associate incentives	86,967	92,211
Selling, general and administrative	52,789	50,049

Total operating expenses	139,756	142,260

Earnings from operations	27,636	23,533

Other income (expense):
Interest income	183	30
Interest expense	(362)	(435)
Other, net	43	440

Other income (expense), net	(136)	35

Earnings before income taxes	27,500	23,568

Income taxes	10,125	8,131

Net earnings	17,375	15,437

Earnings per common share
Basic	$1.06	$1.01

Diluted	$1.06	$1.00

Weighted average common shares outstanding
Basic	16,378	15,350
Diluted	16,460	15,384

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 28, 2008 and July 4, 2009

(U.S. dollars in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Six Months Ended June 28, 2008
Balance at December 29, 2007 (as restated)	16,198	$16	$5,636	$26,308	$989	$32,949

Comprehensive income
Net earnings				17,375		17,375

Foreign currency translation adjustment, net of tax benefit of $ 438					844	844

Comprehensive income						18,219

Equity-based compensation expense			2,858			2,858

Common stock issued under equity award plans, including tax benefit of $1,028	215		1,376			1,376

Balance at June 28, 2008 (as restated)	16,413	$16	$9,870	$43,683	$1,833	$55,402

For the Six Months Ended July 4, 2009
Balance at January 3, 2009	15,350	15	8,089	24,107	(375)	31,836

Comprehensive income
Net earnings				15,437		15,437

Foreign currency translation adjustment, net of tax benefit of $613					911	911

Comprehensive income						16,348

Equity-based compensation expense			4,618			4,618

Balance at July 4, 2009	15,350	$15	$12,707	$39,544	$536	$52,802

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended
	June 28,	July 4,
	2008	2009
	(as restated)
Cash flows from operating activities
Net earnings	$17,375	$15,437
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,171	3,569
(Gain) loss on sale of property and equipment	(78)	20
Equity-based compensation expense	2,858	4,618
Excess tax benefit from equity-based payment arrangements	(1,028)	—
Deferred income taxes	(1,791)	(1,508)
Provision for inventory valuation	400	334
Changes in operating assets and liabilities:
Inventories	(2,563)	(600)
Prepaid expenses and other assets	2,291	2,359
Accounts payable	1,705	(2,200)
Other liabilities	2,855	(15,565)

Total adjustments	7,820	(8,973)

Net cash provided by operating activities	25,195	6,464

Cash flows from investing activities
Receipts on notes receivable	$57	$108
Increase in notes receivable	(16)	(1)
Proceeds from sale of property and equipment	119	1
Purchases of property and equipment	(11,582)	(1,893)

Net cash used in investing activities	(11,422)	(1,785)

Cash flows from financing activities
Proceeds from equity awards exercised	$348	$—
Excess tax benefits from equity-based payment arrangements	1,028	—
Borrowings on line of credit	2,655	49,340
Payments on line of credit	(20,820)	(56,160)

Net cash used in financing activities	(16,789)	(6,820)

Effect of exchange rate changes on cash and cash equivalents	133	30

Net decrease in cash and cash equivalents	(2,883)	(2,111)

Cash and cash equivalents, beginning of period	12,865	13,281

Cash and cash equivalents, end of period	$9,982	$11,170

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest, net of amount capitalized	$371	$411
Income taxes	9,948	12,492

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

(unaudited)

Basis of Presentation

The unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of July 4, 2009, and results of operations for the quarters and six months ended June 28, 2008 and July 4, 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.  The results of operations for the quarter and six months ended July 4, 2009 may not be indicative of the results that may be expected for the fiscal year 2009 ending January 2, 2010.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the second quarter ended July 4, 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 11, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its interim period ending October 3, 2009 and does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

Restatement of consolidated financial statements

In its Annual Report on Form 10-K filed with the SEC on March 6, 2009, the Company restated its historical consolidated financial statements for the fiscal years ending December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable during the reported periods, as explained below.

During 2008, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s tax returns for tax years 2003 through 2007. In January 2009, the IRS communicated its intent to disallow deductions claimed by the Company under Section 162(m) of the Internal Revenue Code (“IRC”). In February 2009, the Company settled the Section 162(m) matter with the IRS. Under the settlement, the cumulative tax impact to the Company is the loss of $11.8 million in tax deductions resulting in estimated taxes due of $4.4 million, plus $0.8 million in interest. The $4.4 million in taxes due resulted in an increase to current liabilities and corresponding reduction in stockholders’ equity in the affected periods. The $0.8 million in interest resulted in an increase to current liabilities with a corresponding increase to income tax expense in the affected periods.

The IRS also disallowed the treatment of certain stock options granted by the Company as Incentive Stock Options. The Company’s February 2009 settlement with the IRS also settled this matter. The settlement resulted in a cumulative increase of $1.3 million to compensation expense recorded in selling, general and administrative expense for the affected periods.

The Company concluded that the cumulative effect of the balance sheet adjustments due to these two errors was material to its fiscal year 2007, as well as its 2007 and 2008 quarterly, balance sheets.  The consolidated financial statements and related disclosures for the quarter and six months ended June 28, 2008 have been restated in this report to reflect the errors discussed above.  The earnings impact of this restatement on the second quarter of 2008 was an increase to income taxes of $66 and a decrease in diluted earnings per share of $0.01.  The earnings impact of this restatement on the six months ended June 28, 2008 was an increase in selling, general and administrative expense of $289, an increase to income taxes of $31, and a decrease in both basic and diluted earnings per share of $0.02.  The impact of this restatement on the balance sheet as of June 28, 2008 was an increase in other current liabilities of $6,009, a decrease in additional paid-in capital of $1,889, and a decrease in retained earnings of $4,120.

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

NOTE B — INVENTORIES

Inventories consist of the following:

	January 3,	July 4,
	2009	2009

Raw materials	$7,063	$6,469
Work in progress	5,412	5,764
Finished goods	11,404	12,423

	$23,879	$24,656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3,	July 4,
	2009	2009

Prepaid insurance	$1,393	$694
Other prepaid expenses	1,458	2,283
Federal income taxes receivable	3,759	1,601
Miscellaneous receivables, net	3,182	2,382
Deferred commissions	2,174	2,458
Other current assets	691	788

	$12,657	$10,206

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 3,	July 4,
	Years	2009	2009

Buildings	40	$35,714	$36,582
Laboratory and production equipment	5-7	14,414	14,680
Sound and video library	5	600	600
Computer equipment and software	3-5	24,626	26,261
Furniture and fixtures	3-5	4,474	4,481
Automobiles	3-5	201	255
Leasehold improvements	3-5	3,871	4,404
Land improvements	15	1,979	2,005

		85,879	89,268

Less accumulated depreciation and amortization		36,796	40,203

		49,083	49,065

Land		6,224	6,757

Deposits and projects in process		1,455	1,172

		$56,762	$56,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3,	July 4,
	2009	2009

Associate incentives	$6,498	$7,839
Accrued employee compensation	11,212	6,122
Income taxes	6,243	594
Sales taxes	3,923	3,398
Associate promotions	607	1,326
Deferred revenue	6,588	6,778
Provision for returns and allowances	1,101	989
Arbitration award	7,020	—
All other	4,463	5,354

	$47,655	$32,400

NOTE F — LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit.  At July 4, 2009, there was an outstanding balance of $28,170 associated with the line of credit, with a weighted-average interest rate of 1.33%.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants based on a minimum EBITDA requirement and a debt coverage ratio.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

NOTE G — EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to equity awards under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods ended as of the dates indicated is as follows:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009

Cost of sales	$150	$153	$331	$343
Selling, general and administrative	1,220	1,951	2,527	4,275

	1,370	2,104	2,858	4,618
Related tax benefit	479	758	1,048	1,647

Net equity-based compensation expense	$891	$1,346	$1,810	$2,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION — CONTINUED

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of July 4, 2009.  This table does not include an estimate for future grants that may be issued.

Remainder of 2009	$4,342
2010	8,230
2011	6,813
2012	5,410
2013	2,642
2014	27
$27,464

The cost above is expected to be recognized over a weighted-average period of 2.2 years.

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009

Expected volatility	*	37.3%	*	37.3%
Risk-free interest rate	*	1.6%	*	1.7%
Expected life	*	4.0 yrs.	*	4.0 yrs.
Expected dividend yield	*	—	*	—
Weighted-average grant price	*	$24.99	*	$26.04

* There were no equity awards granted during the quarter and six months ended June 28, 2008 that required calculation of fair value.

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the six months ended July 4, 2009 is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 3, 2009	4,244	$30.28	4.7	$21,382
Granted	100	26.04
Exercised	—	—
Canceled or expired	(5)	35.43

Outstanding at July 4, 2009	4,339	$30.17	4.2	$4,470

Exercisable at July 4, 2009	1,159	$34.59	4.0	$1,007

*   Aggregate intrinsic value is defined as the difference between the current market value at the reporting date and the exercise price of awards that were in-the-money.  It is estimated using the closing price of the Company’s common stock on the last trading day of the period reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION — CONTINUED

There were no stock options or stock-settled stock appreciation rights that were granted during the six months ended June 28, 2008.  The weighted-average fair value of those that were granted during the six months ended July 4, 2009 was $8.16.  The total intrinsic value of awards that were exercised during the six months ended June 28, 2008 was $7,096.  There were no awards exercised during the six months ended July 4, 2009.

The total fair value of awards that vested during the six month periods ended June 28, 2008 and July 4, 2009 was $5,381 and $5,946, respectively.  This total fair value includes equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE H — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company designates certain derivatives, such as certain currency option and forward contracts, as freestanding derivatives for which hedge accounting does not apply.  The changes in the fair market value of the derivatives are included in “Other, net” in the Company’s consolidated statements of earnings.  The fair value of any option or forward contract is based on period-end quoted market prices.  The Company does not use derivative financial instruments for trading or speculative purposes.  The use of currency exchange contracts includes the purchase of put and call options, which give the Company the right, but not the obligation, to sell or buy international currency at a specified exchange rate (“strike price”).  In addition, the Company has used forward contracts to supplement its use of options.  The Company’s objective in using currency exchange contracts has been to reduce the impact of currency fluctuations on cash that it repatriates.  The Company is also currently evaluating the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  The Company did not enter into any currency exchange contracts during the quarter and six months ended July 4, 2009.  Historically, the exercise of currency contracts has not had a material impact on the Company’s consolidated statements of earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

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

	For the Quarter Ended
	June 28,	July 4,
	2008	2009
	(as restated)

Net earnings available to common shareholders	$10,082	$8,791

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	16,198	15,350
Issued during period	195	—
Canceled during period	—	—

Weighted-average common shares outstanding during period	16,393	15,350

Earnings per common share from net earnings - basic	$0.62	$0.57

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,393	15,350
Dilutive effect of equity awards	67	35

Weighted-average shares outstanding during period - diluted	16,460	15,385

Earnings per common share from net earnings - diluted	$0.61	$0.57

Equity awards for 1,539 and 1,584 shares of stock were not included in the computation of diluted EPS for the quarters ended June 28, 2008, and July 4, 2009, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE I — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	For the Six Months Ended
	June 28,	July 4,
	2008	2009
	(as restated)

Net earnings available to common shareholders	$17,375	$15,437

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	16,198	15,350
Issued during period	180	—
Canceled during period	—	—

Weighted-average common shares outstanding during period	16,378	15,350

Earnings per common share from net earnings - basic	$1.06	$1.01

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,378	15,350
Dilutive effect of equity awards	82	34

Weighted-average shares outstanding during period - diluted	16,460	15,384

Earnings per common share from net earnings - diluted	$1.06	$1.00

Equity awards for 1,400 and 2,935 shares of stock were not included in the computation of diluted EPS for the six months ended June 28, 2008, and July 4, 2009, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTE J — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
	(as restated)		(as restated)

Net earnings	$10,082	$8,791	$17,375	$15,437
Foreign currency translation adjustment	258	1,157	844	911

Comprehensive income	$10,340	$9,948	$18,219	$16,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION

USANA operates in a single operating segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  As such, management has determined that the Company operates in one reportable business segment as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Performance for a region or market is primarily evaluated based on sales.  The Company does not use profitability reports on a regional or market basis for making business decisions.  No single Associate or Preferred Customer accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional and personal care products for the periods indicated.

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
Product Line	2008	2009	2008	2009
USANA® Nutritionals	88%	88%	88%	88%
Sensé – beautiful science®	10%	9%	10%	9%

Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and Philippines*

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

*Operations in the Philippines commenced in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Net Sales to External Customers

North America
United States	$40,125	$39,908	$78,675	$76,397
Canada	19,527	16,454	38,110	31,390
Mexico	6,269	6,379	11,411	10,849
North America Total	65,921	62,741	128,196	118,636

Asia Pacific
Southeast Asia/Pacific	24,170	24,518	45,715	44,456
East Asia	15,057	19,649	28,672	36,604
North Asia	4,060	5,185	8,195	9,696
Asia Pacific Total	43,287	49,352	82,582	90,756

Consolidated Total	$109,208	$112,093	$210,778	$209,392

Total Assets

North America
United States	$73,726	$77,356	$73,726	$77,356
Canada	3,171	2,112	3,171	2,112
Mexico	4,853	3,522	4,853	3,522
North America Total	81,750	82,990	81,750	82,990

Asia Pacific
Southeast Asia/Pacific	22,610	24,308	22,610	24,308
East Asia	7,637	8,448	7,637	8,448
North Asia	4,148	4,208	4,148	4,208
Asia Pacific Total	34,395	36,964	34,395	36,964

Consolidated Total	$116,145	$119,954	$116,145	$119,954

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Net Sales:
United States	$40,125	$39,908	$78,675	$76,397
Canada	19,527	16,454	38,110	31,390
Hong Kong	9,013	14,392	17,394	26,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION — CONTINUED

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of June 28, 2008, and July 4, 2009, long-lived assets in the United States totaled $49,633 and $47,749, respectively.  Additionally, long-lived assets in the Australia market as of June 28, 2008, and July 4, 2009 totaled $13,571 and $12,721, respectively.  There is no significant concentration of long-lived assets in any other market.

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

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers; “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of July 4, 2009, we had approximately 200,000 active Associates and approximately 69,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.

Our primary product lines consist of USANA® Nutritionals and Sensé — beautiful science® (Sensé), which is our line of personal care products.  The USANA Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and USANA Foods (formerly Macro Optimizers).  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods indicated:

	Six Months Ended
	June 28,	July 4,
Product Line	2008	2009
USANA® Nutritionals
Essentials	35%	33%
Optimizers	40%	43%
USANA Foods	13%	12%
Sensé — beautiful science®	10%	9%
All Other *	2%	3%

* Includes items such as services, sales tools, and logo merchandise.

	Six Months Ended
	June 28,	July 4,
Key Product	2008	2009
USANA® Essentials	20%	19%
HealthPak 100 ™	12%	12%
Proflavanol®	10%	11%

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

The number of active Associates and Preferred Customers is used by management as a key non-financial measure because the number of customers purchasing our products is a leading indicator for product sales.  Associate sales account for the majority of our product sales, representing 89% of product sales during the six months ended July 4, 2009.  Typically, changes in product sales are not significantly affected by changes in product price, but rather, they are affected by variations in product sales volumes principally relating to changes in the number of active Associates and Preferred Customers purchasing our products.  Notably, the volume of average monthly product purchases by our active Associates and Preferred Customers, in their local currencies, remains relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.

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

	Active Associates By Region
	As of		As of		Change from	Percent
	June 28, 2008		July 4, 2009		Prior Year	Change

North America:
United States	57,000	33.7%	65,000	32.5%	8,000	14.0%
Canada	26,000	15.4%	26,000	13.0%	—	0.0%
Mexico	13,000	7.7%	15,000	7.5%	2,000	15.4%
North America Total	96,000	56.8%	106,000	53.0%	10,000	10.4%

Asia Pacific:
Southeast Asia/Pacific	39,000	23.1%	46,000	23.0%	7,000	17.9%
East Asia	27,000	16.0%	40,000	20.0%	13,000	48.1%
North Asia	7,000	4.1%	8,000	4.0%	1,000	14.3%
Asia Pacific Total	73,000	43.2%	94,000	47.0%	21,000	28.8%

	169,000	100.0%	200,000	100.0%	31,000	18.3%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	June 28, 2008		July 4, 2009		Prior Year	Change

North America:
United States	49,000	63.6%	42,000	60.9%	(7,000)	(14.3)%
Canada	17,000	22.1%	15,000	21.7%	(2,000)	(11.8)%
Mexico	3,000	3.9%	3,000	4.3%	—	0.0%
North America Total	69,000	89.6%	60,000	86.9%	(9,000)	(13.0)%

Asia Pacific:
Southeast Asia/Pacific	6,000	7.8%	7,000	10.1%	1,000	16.7%
East Asia	1,000	1.3%	1,000	1.5%	—	0.0%
North Asia	1,000	1.3%	1,000	1.5%	—	0.0%
Asia Pacific Total	8,000	10.4%	9,000	13.1%	1,000	12.5%

	77,000	100.0%	69,000	100.0%	(8,000)	(10.4)%

	Total Active Customers By Region
	As of		As of		Change from	Percent
	June 28, 2008		July 4, 2009		Prior Year	Change

North America:
United States	106,000	43.1%	107,000	39.8%	1,000	0.9%
Canada	43,000	17.5%	41,000	15.2%	(2,000)	(4.7)%
Mexico	16,000	6.5%	18,000	6.7%	2,000	12.5%
North America Total	165,000	67.1%	166,000	61.7%	1,000	0.6%

Asia Pacific:
Southeast Asia/Pacific	45,000	18.3%	53,000	19.7%	8,000	17.8%
East Asia	28,000	11.4%	41,000	15.2%	13,000	46.4%
North Asia	8,000	3.2%	9,000	3.4%	1,000	12.5%
Asia Pacific Total	81,000	32.9%	103,000	38.3%	22,000	27.2%

	246,000	100.0%	269,000	100.0%	23,000	9.3%

Our primary growth strategy includes continuing to attract and retain Associates through increased investment in Associate events and the marketing of our Compensation Plan.  This includes continued Associate education on our Compensation Plan and the two enhancements that were announced during the third quarter of 2008 — the Elite Bonus and the Matching Bonus.  Other growth opportunities that we frequently evaluate include entering new markets, introducing new products, re-formulating existing products, strategic acquisitions, and capital investments that will help support our growth.

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

Results of Operations

Summary of Financial Results and Recent Developments

Net sales for the second quarter of 2009 increased $2.9 million to $112.1 million, compared with $109.2 million in the second quarter of 2008.  Net sales during the first six months of 2009 decreased $1.4 million to $209.4 million, compared with $210.8 million for the same period in 2008.   The most significant items impacting net sales during the second quarter and first six months of 2009 were negative changes in currency exchange rates (i.e. a significant strengthening of the U.S. dollar when compared to prior year exchange rates) and changes in product sales driven by an 18.3% increase in the number of active Associates and a 10.4% decrease in the number of active Preferred Customers.  Net sales were also impacted by the commencement of our operations in the Philippines in January, which added $1.6 million to net sales for the quarter and $3.3 million for the first six months of 2009, and to a lesser extent, an increase in product prices in certain of our markets.

Net earnings during the second quarter of 2009 decreased 12.8% to $8.8 million from $10.1 million in the second quarter of 2008.  Net earnings during the first six months of 2009 decreased 11.2% to $15.4 million from $17.4 million during the same period of the prior year.  These decreases were due primarily to the negative effect of currency exchange rates and higher Associate incentives expense relative to net sales, which were offset in part by lower selling, general and administrative expense and a lower effective tax rate.

Quarters Ended June 28, 2008 and July 4, 2009

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region							Change
	(in thousands)				Change		Impact of	excluding
	Quarter Ended				from prior	Percent	currency	the impact
	June 28, 2008		July 4, 2009		year	change	exchange	of currency

North America:
United States	$40,125	36.8%	$39,908	35.6%	$(217)	(0.5)%	N/A	(0.5)%
Canada	19,527	17.9%	16,454	14.7%	(3,073)	(15.7)%	(2,482)	(3.0)%
Mexico	6,269	5.7%	6,379	5.7%	110	1.8%	(1,742)	29.5%
North America Total	65,921	60.4%	62,741	56.0%	(3,180)	(4.8)%	(4,224)	1.6%

Asia Pacific:
Southeast Asia/Pacific	24,170	22.1%	24,518	21.9%	348	1.4%	(4,116)	18.5%
East Asia	15,057	13.8%	19,649	17.5%	4,592	30.5%	(375)	33.0%
North Asia	4,060	3.7%	5,185	4.6%	1,125	27.7%	(372)	36.9%
Asia Pacific Total	43,287	39.6%	49,352	44.0%	6,065	14.0%	(4,863)	25.2%

	$109,208	100.0%	$112,093	100.0%	$2,885	2.6%	$(9,087)	11.0%

The decrease in net sales in North America was primarily due to the impact of negative currency exchange rates on net sales in Canada and Mexico.  Negative changes to currency decreased net sales in these two markets by $4.2 million in the second quarter of 2009 when compared with the second quarter of 2008.  Excluding changes in currency exchange rates, sales in Mexico increased by 29.5% when compared with the second quarter of 2008; however sales in Canada decreased by 3.0%.  These changes were due to the fluctuations in product sales related to changes in the number of active Associates and Preferred Customers in each of these markets.

Although the number of active Associates in the United States increased 14.0% in the second quarter of 2009 when compared with the second quarter of 2008, net sales in this market declined slightly.  We believe that this is due primarily to a decrease in product sales to Preferred Customers, since the number of active Preferred Customers decreased by 14.3% in the second quarter of 2009 when compared with the second quarter of 2008.  We have also seen a slight decrease in the average product order amount from new Associates on their initial purchase.  We believe that both of these decreases are due primarily to current economic conditions.  For the first time in over a year, however, the number of active Preferred Customers in the United States increased slightly on a sequential quarter basis.

The increase in net sales in Asia Pacific was due mainly to higher product sales resulting from a 28.8% increase in the number of active Associates in the second quarter of 2009 when compared with the second quarter of 2008.  Most of this increase in the number of active Associates came from double-digit growth in Hong Kong, Malaysia, and South Korea, and also the commencement of our operations in the Philippines.  Sales growth in this region was partially offset by negative changes to currency exchange rates, which reduced net sales by $4.9 million.  Similar to the United States, we have also seen a slight decrease in the average product order amount from new Associates on their initial purchase in certain markets within this region.  Sales in this region were also affected, to a lesser extent, by an increase in product prices in certain of our markets.

Gross Profit

Gross profit decreased to 78.8% of net sales for the quarter ended July 4, 2009, from 80.0% for the same quarter in 2008.  This decrease in gross profit margin can be attributed primarily to negative changes in currency exchange rates and increased costs of certain raw materials.  This decrease, however, was partially offset by product price increases, mostly in our Asia Pacific region, and lower relative freight costs on shipments to our customers.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 44.9% during the second quarter of 2009, compared with 41.8% for the second quarter of 2008.  This increase was due to the Compensation Plan enhancements (the Elite Bonus and Matching Bonus) that were implemented in the third quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 22.1% of net sales for the quarter ended July 4, 2009, compared with 23.6% for the comparable quarter in 2008.  In absolute terms, our selling, general, and administrative expenses decreased by $1.0 million.  The most significant components of this decrease in absolute terms were as follows:

•                  A decrease in legal and other professional fees of approximately $0.9 million; and

•                  A decrease in promotional expenses of approximately $0.5 million.

The decreases in selling, general and administrative expenses listed above were partially offset by an increase in equity-based compensation expense of approximately $0.7 million.

The decrease in selling, general and administrative expense as a percentage of net sales can be attributed to the decreases listed above, combined with slightly higher sales.

Income Taxes

Income taxes totaled 34.5% of earnings before income taxes for the second quarter of 2009, compared with 36.6% for the same quarter in 2008.  This decrease was due to reduced tax reserves related to uncertain tax positions, a lower effective state tax rate, and benefits recognized for amended tax returns.

Diluted Earnings Per Share

Diluted earnings per share decreased $0.04, or 6.6%, to $0.57 in the second quarter of 2009, compared with second quarter 2008 earnings per share of $0.61.  This decrease was primarily due to the negative effect of currency exchange rates.  Additionally, higher Associate Incentives expense and lower gross profit margins contributed to this decrease.  This decrease was partially offset by lower absolute selling, general and administrative expenses, a lower number of average shares outstanding, and a lower effective tax rate.

Six Months Ended June 28, 2008 and July 4, 2009

Net Sales

The following table summarizes the changes in our net sales by geographic region for the six month periods ended as of the dates indicated:

	Net Sales by Region							Change
	(in thousands)				Change		Impact of	excluding
	Six Months Ended				from prior	Percent	currency	the impact
	June 28, 2008		July 4, 2009		year	change	exchange	of currency

North America:
United States	$78,675	37.3%	$76,397	36.5%	$(2,278)	(2.9)%	N/A	(2.9)%
Canada	38,110	18.1%	31,390	15.0%	(6,720)	(17.6)%	(6,056)	(1.7)%
Mexico	11,411	5.4%	10,849	5.2%	(562)	(4.9)%	(3,206)	23.2%
North America Total	128,196	60.8%	118,636	56.7%	(9,560)	(7.5)%	(9,262)	(0.2)%

Asia Pacific:
Southeast Asia/Pacific	45,715	21.7%	44,456	21.2%	(1,259)	(2.8)%	(8,807)	16.5%
East Asia	28,672	13.6%	36,604	17.5%	7,932	27.7%	(702)	30.1%
North Asia	8,195	3.9%	9,696	4.6%	1,501	18.3%	(764)	27.6%
Asia Pacific Total	82,582	39.2%	90,756	43.3%	8,174	9.9%	(10,273)	22.3%

	$210,778	100.0%	$209,392	100.0%	$(1,386)	(0.7)%	$(19,535)	8.6%

The decrease in net sales in North America was primarily due to the impact of negative currency exchange rates on net sales in Canada and Mexico and to a decrease in net sales in the United States.  Negative changes to currency decreased net sales in Canada and Mexico by $9.3 million in the first six months of 2009, when compared with the same period in 2008.  Excluding changes in currency exchange rates; however sales in Mexico increased by 23.2% and sales in Canada decreased by 1.7% when compared with the first six months of 2008.  These changes were due to the fluctuations in product sales related to the changes in the number of active Associates and Preferred Customers in each of these markets.

Although the number of active Associates in the United States has increased, net sales in this market declined slightly during the first six months of 2009 compared with the same period in 2008.  We believe that this is due primarily to a decrease in product sales to Preferred Customers related to a decrease in the number of active customers in this group.  We have also seen a slight decrease in the average product order amount from new Associates on their initial purchase.  We believe that both of these decreases are due primarily to current economic conditions.  For the first time in over a year, however, the number of active Preferred Customers in the United States increased slightly on a sequential quarter basis.

The increase in net sales in Asia Pacific was due mainly to higher product sales resulting from double-digit year-over-year increases in the number of active Associates during the first and second quarters of 2009.  Most of this increase in the number of active Associates came from Hong Kong, Malaysia, South Korea, and the commencement of our operations in the Philippines.  Sales growth in this region was partially offset by negative changes to currency exchange rates, which reduced sales by $10.3 million. Similar to the United States, we have also seen a slight decrease in the average product order amount from new Associates on their initial purchase in certain markets within this region.  Sales in this region were also affected, to a lesser extent, by an increase in prices in certain of our markets.

Gross Profit

Gross profit decreased to 79.2% of net sales for the six months ended July 4, 2009, compared with 79.4% for the same period in 2008.  This decrease can be attributed primarily to negative changes in currency exchange rates and increased costs on certain raw materials.  This decrease was largely offset by price increases, mostly in our Asia Pacific region, and lower relative freight costs on shipments to our customers.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 44.0% during the first six months of 2009, compared with 41.3% for the first six months of 2008.  This increase was due to Compensation Plan enhancements (the Elite Bonus and Matching Bonus) that were implemented in the third quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 23.9% of net sales for the six months ended July 4, 2009, compared with 25.0% for the same period in 2008.  In absolute terms, our selling, general, and administrative expenses decreased by $2.7 million.  The most significant components of this decrease in absolute terms were as follows:

•                  A decrease in legal and other professional fees of approximately $1.6 million;

•                  A decrease in event production costs of approximately $0.8 million associated with the Asia Pacific Convention, which was not held in 2009 as we hold this event every other year; and

•                  A decrease in promotional expenses of approximately $0.7 million

The decreases in selling, general and administrative expenses listed above were partially offset by an increase in equity-based compensation expense of approximately $1.7 million.

The decrease in selling, general and administrative expense as a percentage of net sales can be attributed to the decreases listed above, partially offset by a decrease in net sales.

Income Taxes

Income taxes totaled 34.5% of earnings before income taxes for the first six months of 2009, compared with 36.8% for the same period in 2008.  This decrease was due to reduced tax reserves related to uncertain tax positions, a lower effective state tax rate, and benefits recognized for amended tax returns.

Diluted Earnings Per Share

Diluted earnings per share decreased $0.06, or 5.7%, to $1.00 in the first six months of 2009, compared with the same period in 2008.  This change was due to the negative impact of currency exchange rates on operating results and an increase in Associate Incentives.  Diluted earnings per share, however, benefited from lower selling, general and administrative expenses, a lower number of average shares outstanding, and a lower effective tax rate.

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

Net cash flow from operating activities totaled $6.5 million for the six months ended July 4, 2009, compared with $25.2 million for the same period in 2008.  The most significant factors of this change were the unusual cash payments that we made during the first six months of 2009.  These payments consisted of $7.0 million for an arbitration award, and $7.4 million in tax payments resulting from an IRS audit, both of which are reflected in the cash paid on other liabilities.  Additionally, we experienced a decrease in net earnings and paid down our accounts payable.  The above-mentioned cash payments were partially offset by a decrease in cash spent on inventory acquired, as well as an increase in non-cash equity-based compensation expense.

As a U.S.-based, multi-national company, reporting in U.S. dollars, we have received a benefit to net sales for the last several years from changes in currency exchange rates as the U.S. dollar was relatively weak.  Net sales and earnings during the first six months of 2009, however, were negatively affected by a significant strengthening of the U.S. dollar.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar when compared to the prior year.  Although it is difficult to estimate the impact that changes in currency exchange rates may have on our future operating results, we believe changes in currency exchange rates will have a significant negative effect on net sales and cash flows from operating activities in 2009.

Cash and cash equivalents decreased to $11.2 million at July 4, 2009, from $13.3 million at January 3, 2009.  Net working capital increased to $11.6 million at July 4, 2009 from ($1.9) million at January 3, 2009.  This increase in net working capital was due mostly to a decrease in other current liabilities as a result of the arbitration and tax payments mentioned above.  The impact of these payments on our cash balance was partially offset by decreased spending on property, plant, and equipment due to the completion of the facility expansion projects that had been in progress for the last couple of years.

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  There were no share repurchases during the first six months of 2009.  There currently is no expiration date on the remaining approved repurchase amount of $10.4 million and no requirement for future share repurchases.

We currently maintain a $40.0 million credit facility with Bank of America.  As of July 4, 2009, our balance on this line of credit was $28.2 million.  We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.  The agreement for this line of credit contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter EBITDA equal to or greater than $50.0 million, and a ratio of consolidated funded debt to EBITDA of 2.5 to 1.0 at the end of each quarter.  EBITDA under this agreement is modified for certain non-cash expenses.  As of July 4, 2009, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

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

Foreign Currency Risks.  Net sales outside the United States represented 62.7% and 63.5% of our net sales in the six months ended June 28, 2008 and July 4, 2009, respectively.  Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 14 countries, with Canada being our largest international market, at 15.0% of net sales in the first six months of 2009, followed by Hong Kong and Australia at 12.6% and 8.4%, respectively.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

We seek to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  Our use of currency exchange contracts includes the purchase of put and call options, which give us the right, but not the obligations, to sell or buy international currency at a specified exchange rate (“strike price”).  In addition, we have used forward contracts to supplement our use of options.  These contracts provide protection in the event that the currency weakens beyond the option strike price.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  The Company is also currently evaluating the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of July 4, 2009, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the quarterly periods indicated:

	2008		2009
	First	Second	First	Second

Canadian Dollar	1.00	1.01	1.24	1.16
Australian Dollar	1.11	1.06	1.50	1.31
New Zealand Dollar	1.27	1.29	1.87	1.65
Hong Kong Dollar	7.79	7.80	7.75	7.75
Japanese Yen	105.39	104.45	93.83	97.09
New Taiwan Dollar	31.56	30.44	33.98	33.11
Korean Won	954.48	1,016.00	1,411.30	1,250.00
Singapore Dollar	1.41	1.37	1.51	1.47
Mexican Peso	10.81	10.43	14.35	13.28
Chinese Yuan	7.17	6.96	6.84	6.83
Malaysian Ringitt	3.23	3.21	3.63	3.54
Philippine Peso	*	*	47.68	47.62

* USANA operations had not commenced during period indicated.

Interest Rate Risks.  As of July 4, 2009, we had a balance of $28.2 million outstanding on our line of credit, with a weighted-average interest rate of 1.33%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.  If, however, we are unable to meet the covenants in our loan agreement, which expires in May 2011, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate.  There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Chirco vs. USANA et. al

In April 2009, a former USANA Associate filed a purported class action lawsuit in State District Court in Clark County, Nevada and named USANA and certain of USANA’s present and former officers and directors, as well as other individuals, as defendants. The proposed class consists of distributors who were Nevada residents at any time since 1995. The complaint, which is essentially a copy of a complaint from a purported distributor class action lawsuit filed against USANA in California state court in 2007, alleges a number of purported material misrepresentations to the market in violation of state pyramid law, deceptive business practices, and business fraud law. The complaint seeks damages, general injunctive relief, pre-judgment interest, costs, attorney’s fees, and other further relief deemed appropriate by the court. We believe the claims in this complaint are distorted, not actionable under applicable law, and without merit. On June 2009, we filed our answer to the complaint, which contained a general denial of the allegations in the complaint and set forth our affirmative defenses. We will continue to vigorously defend the Company and related defendants in this action. Nevertheless, there can be no assurance that this litigation will not have a material adverse impact on our business, financial condition, or results of operation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on April 29, 2009, the following actions were submitted and approved by vote of the shareholders:

(1)          Election of five directors; and

(2)          Ratification of the Board’s selection of PricewaterhouseCoopers LLP as our independent registered public accountant for fiscal year 2009.

A total of 13,091,068 shares (approximately 85%) of the issued and outstanding shares of USANA were represented by proxy or in person at the meeting.  These shares were voted on the matters described above as follows:

1.               For the directors as follows:

Name	Number of Shares For	Number of Shares Abstaining/Withheld
Myron W. Wentz, PhD	13,015,497	75,571
Ronald S. Poelman	12,912,461	178,607
Robert Anciaux	12,933,926	157,142
Jerry G. McClain	12,929,051	162,017
Gilbert A. Fuller	12,995,482	95,586

2.               For the ratification of the Board’s selection of PricewaterhouseCoopers LLC as the independent registered public accountant for fiscal year 2009 as follows:

Number of Shares For	Number of Shares Against	Number of Shares Abstaining/Withheld
13,064,515	11,964	14,589

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*

10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.4	Credit Agreement by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.5	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended September 30, 2006)

10.6	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)

10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

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

USANA HEALTH SCIENCES, INC.

Date:	August 11, 2009	/s/ Jeffrey A. Yates
Jeffrey A. Yates
Chief Financial Officer (Principal Financial and Accounting Officer)