Form 10-Q
period 2009-10-03
USANA HEALTH SCIENCES INC
filed 2009-11-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2009 was 15,305,093.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 3, 2009

INDEX

		Page

	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Earnings — Quarter Ended	4
	Consolidated Statements of Earnings — Nine Months Ended	5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27-29
Item 4	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6	Exhibits	31-32

Signatures		33

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	As of	As of
	January 3,	October 3,
	2009 (1)	2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,281	$13,265
Inventories	23,879	25,615
Prepaid expenses and other current assets	12,657	8,932
Deferred income taxes	2,857	2,533
Total current assets	52,674	50,345

Property and equipment, net	56,762	57,289

Assets held for sale	607	—
Goodwill	5,690	5,690
Other assets	6,839	8,150
	$122,572	$121,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,879	$5,628
Other current liabilities	47,655	34,259
Total current liabilities	54,534	39,887

Line of credit	34,990	17,000

Other long-term liabilities	1,212	1,743

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,350 as of January 3, 2009 and 15,326 as of October 3, 2009	15	15
Additional paid-in capital	8,089	14,813
Retained earnings	24,107	46,683
Accumulated other comprehensive income (loss)	(375)	1,333
Total stockholders’ equity	31,836	62,844
	$122,572	$121,474

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 27,	October 3,
	2008	2009
	(as restated)

Net sales	$107,176	$110,764

Cost of sales	22,228	22,637

Gross profit	84,948	88,127

Operating expenses:
Associate incentives	44,573	50,799
Selling, general and administrative	27,621	25,414

Total operating expenses	72,194	76,213

Earnings from operations	12,754	11,914

Other income (expense):
Interest income	5	15
Interest expense	(84)	(105)
Other, net	(410)	200

Other income (expense), net	(489)	110

Earnings before income taxes	12,265	12,024

Income taxes	4,185	4,112

Net earnings	8,080	7,912

Earnings per common share
Basic	$0.50	$0.52

Diluted	$0.50	$0.51

Weighted average common shares outstanding
Basic	16,031	15,345
Diluted	16,133	15,547

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Nine Months Ended
	September 27,	October 3,
	2008	2009
	(as restated)

Net sales	$317,954	$320,156

Cost of sales	65,614	66,236

Gross profit	252,340	253,920

Operating expenses:
Associate incentives	131,540	143,010
Selling, general and administrative	80,410	75,463

Total operating expenses	211,950	218,473

Earnings from operations	40,390	35,447

Other income (expense):
Interest income	188	45
Interest expense	(446)	(540)
Other, net	(367)	640

Other income (expense), net	(625)	145

Earnings before income taxes	39,765	35,592

Income taxes	14,310	12,243

Net earnings	25,455	23,349

Earnings per common share
Basic	$1.57	$1.52

Diluted	$1.56	$1.51

Weighted average common shares outstanding
Basic	16,262	15,349
Diluted	16,351	15,421

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 27, 2008 and October 3, 2009

(U.S. dollars in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Nine Months Ended September 27, 2008
Balance at December 29, 2007 (as restated)	16,198	$16	$5,636	$26,308	$989	$32,949

Comprehensive income
Net earnings				25,455		25,455

Foreign currency translation adjustment, net of tax expense of $ 582					(581)	(581)

Comprehensive income						24,874

Common stock repurchased and retired	(809)		(5,134)	(22,931)		(28,065)

Equity-based compensation expense			4,934			4,934

Common stock issued under equity award plans, including tax benefit of $2,095	258		2,637			2,637

Balance at September 27, 2008 (as restated)	15,647	$16	$8,073	$28,832	$408	$37,329

For the Nine Months Ended October 3, 2009
Balance at January 3, 2009	15,350	15	8,089	24,107	(375)	31,836

Comprehensive income
Net earnings				23,349		23,349

Foreign currency translation adjustment, net of tax benefit of $1,427					1,708	1,708

Comprehensive income						25,057

Common stock repurchased and retired	(33)		(249)	(773)		(1,022)

Equity-based compensation expense			6,916			6,916

Common stock issued under equity award plans, including tax expense of $19	9		57			57

Balance at October 3, 2009	15,326	$15	$14,813	$46,683	$1,333	$62,844

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended
	September 27,	October 3,
	2008	2009
	(as restated)
Cash flows from operating activities
Net earnings	$25,455	$23,349
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,894	5,312
Gain on sale of property and equipment	(81)	(155)
Equity-based compensation expense	4,934	6,916
Excess tax benefit from equity-based payment arrangements	(2,225)	(11)
Deferred income taxes	(1,603)	(2,179)
Provision for inventory valuation	700	780
Changes in operating assets and liabilities:
Inventories	(3,746)	(1,364)
Prepaid expenses and other assets	152	3,776
Accounts payable	3,015	(1,311)
Other liabilities	6,625	(14,585)

Total adjustments	12,665	(2,821)

Net cash provided by operating activities	38,120	20,528

Cash flows from investing activities
Receipts on notes receivable	$561	$169
Increase in notes receivable	4	(143)
Proceeds from sale of property and equipment	136	837
Purchases of property and equipment	(15,081)	(2,871)

Net cash used in investing activities	(14,380)	(2,008)

Cash flows from financing activities
Proceeds from equity awards exercised	$542	$76
Excess tax benefits from equity-based payment arrangements	2,225	11
Repurchase of common stock	(28,065)	(1,022)
Borrowings on line of credit	46,555	55,710
Payments on line of credit	(43,905)	(73,700)

Net cash used in financing activities	(22,648)	(18,925)

Effect of exchange rate changes on cash and cash equivalents	(258)	389

Net increase (decrease) in cash and cash equivalents	834	(16)

Cash and cash equivalents, beginning of period	12,865	13,281

Cash and cash equivalents, end of period	$13,699	$13,265

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest, net of amount capitalized	$315	$503
Income taxes	16,222	17,874

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

(unaudited)

Basis of Presentation

The condensed balance sheet as of January 3, 2009, derived from audited financial statements, and the unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of October 3, 2009, and results of operations for the quarters and nine months ended September 27, 2008 and October 3, 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.  The results of operations for the quarter and nine months ended October 3, 2009, may not be indicative of the results that may be expected for the fiscal year 2009 ending January 2, 2010.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new codification standards which establish the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.    The codification supersedes all non-SEC accounting and reporting standards which existed prior to the codification.  All other non-grandfathered, non-SEC accounting literature not included in the codification is non-authoritative.  The new codification standards are effective for interim and annual financial periods ending after September 15, 2009.  As such, the Company adopted the codification standards during the quarter ended October 3, 2009.  The adoption had no impact on the Company’s consolidated financial statements.  All prior references to previous GAAP in the Company’s consolidated financial statements were updated with new references under the Codification.

Restatement of consolidated financial statements

In its Annual Report on Form 10-K filed with the SEC on March 6, 2009, the Company restated its historical consolidated financial statements for the fiscal years ended December 29, 2007 and December 30, 2006 to correct two errors related to income taxes payable during the reported periods, as explained below.

During 2008, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s tax returns for tax years 2003 through 2007.  In January 2009, the IRS communicated its intent to disallow deductions claimed by the Company under Section 162(m) of the Internal Revenue Code (“IRC”).  In February 2009, the Company settled the Section 162(m) matter with the IRS.  Under the settlement, the cumulative tax impact to the Company is the loss of $11.8 million in tax deductions, resulting in estimated taxes due of $4.4 million, plus $0.8 million in interest.  The $4.4 million in taxes due resulted in an increase to current liabilities and corresponding reduction in stockholders’ equity in the affected periods.  The $0.8 million in interest resulted in an increase to current liabilities with a corresponding increase to income tax expense in the affected periods.

The IRS also disallowed the treatment of certain stock options granted by the Company as Incentive Stock Options.  The Company’s February 2009 settlement with the IRS also settled this matter.  The settlement resulted in a cumulative increase of $1.3 million to compensation expense recorded in selling, general and administrative expense for the affected periods.

The Company concluded that the cumulative effect of the balance sheet adjustments due to these two errors was material to its fiscal year 2007, as well as its 2007 and 2008 quarterly balance sheets.  The consolidated financial statements and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

disclosures for the quarter and nine months ended September 27, 2008 have been restated in this report to reflect the correction of the errors discussed above.  The earnings impact of this restatement on the third quarter of 2008 was an increase to income taxes of $59, a decrease in basic earnings per share of $0.01, and no impact on diluted earnings per share.  The earnings impact of this restatement on the nine months ended September 27, 2008 was an increase in selling, general and administrative expense of $289, an increase to income taxes of $90, and a decrease in both basic and diluted earnings per share of $0.02.  The impact of this restatement on the balance sheet as of September 27, 2008 was an increase in other current liabilities of $6,068, a decrease in additional paid-in capital of $1,539, and a decrease in retained earnings of $4,529.

Refer to Note A of the 2008 Form 10-K for the effects of the restatement on the Company’s consolidated financial statements as of and for the fiscal years ended December 29, 2007 and January 3, 2009.

NOTE A — ORGANIZATION

USANA develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Company’s products are sold throughout the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, the Philippines, Hong Kong, Taiwan, Japan, and South Korea.

NOTE B — INVENTORIES

Inventories consist of the following:

	January 3,	October 3,
	2009	2009

Raw materials	$7,063	$6,378
Work in progress	5,412	4,821
Finished goods	11,404	14,416
	$23,879	$25,615

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 3,	October 3,
	2009	2009

Prepaid insurance	$1,393	$349
Other prepaid expenses	1,458	1,576
Federal income taxes receivable	3,759	1,189
Miscellaneous receivables, net	3,182	2,572
Deferred commissions	2,174	2,471
Other current assets	691	775
	$12,657	$8,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 3,	October 3,
	Years	2009	2009
Buildings	40	$35,714	$37,017
Laboratory and production equipment	5-7	14,414	15,201
Sound and video library	5	600	600
Computer equipment and software	3-5	24,626	27,352
Furniture and fixtures	3-5	4,474	4,554
Automobiles	3-5	201	256
Leasehold improvements	3-5	3,871	4,428
Land improvements	15	1,979	2,018
		85,879	91,426
Less accumulated depreciation and amortization		36,796	41,882
		49,083	49,544
Land		6,224	7,149
Deposits and projects in process		1,455	596
		$56,762	$57,289

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3,	October 3,
	2009	2009
Associate incentives	$6,498	$7,901
Accrued employee compensation	11,212	8,537
Income taxes	6,243	207
Sales taxes	3,923	3,553
Associate promotions	607	797
Deferred revenue	6,588	7,006
Provision for returns and allowances	1,101	1,077
Arbitration award	7,020	—
All other	4,463	5,181
	$47,655	$34,259

NOTE F — LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit.  At October 3, 2009, there was an outstanding balance of $17,000 associated with the line of credit, with a weighted-average interest rate of 1.25%.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants based on a minimum EBITDA requirement and a debt coverage ratio.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION

Equity-based compensation expense relating to equity awards under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods ended as of the dates indicated is as follows:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Cost of sales	$205	$189	$536	$532
Selling, general and administrative	1,871	2,109	4,398	6,384
	2,076	2,298	4,934	6,916
Related tax benefit	748	845	1,796	2,492
Net equity-based compensation expense	$1,328	$1,453	$3,138	$4,424

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of October 3, 2009.  This table does not include an estimate for future grants that may be issued.

Remainder of 2009	$1,998
2010	8,154
2011	6,737
2012	5,367
2013	2,656
2014	64
$24,976

The cost above is expected to be recognized over a weighted-average period of 2.1 years.

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Expected volatility	37.3%	55.8%	37.3%	41.0%
Risk-free interest rate	3.2%	2.1%	3.2%	1.8%
Expected life	4.0 yrs.	4.1 yrs.	4.0 yrs.	4.0 yrs.
Expected dividend yield	—	—	—	—
Weighted-average grant price	$26.06	$27.99	$26.06	$26.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the nine months ended October 3, 2009 is as follows:

		Weighted-	Weighted-average	Aggregate
		average grant	remaining	intrinsic
	Shares	price	contractual term	value*
Outstanding at January 3, 2009	4,244	$30.28	4.7	$21,382
Granted	125	26.43
Exercised	(24)	24.87
Canceled or expired	(55)	29.18
Outstanding at October 3, 2009	4,290	$30.21	4.0	$24,916
Exercisable at October 3, 2009	1,585	$32.38	3.8	$6,897

*                 Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money.

The weighted-average fair value of stock-settled stock appreciation rights that were granted during the nine month periods ended September 27, 2008, and October 3, 2009 was $8.73 and $9.07, respectively.  The total intrinsic value of awards that were exercised during the nine month periods ended September 27, 2008, and October 3, 2009 was $8,571 and $194.

The total fair value of awards that vested during the nine-month periods ended September 27, 2008, and October 3, 2009 was $5,942 and $10,087, respectively.  This total fair value includes equity awards that were issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE H — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company designates certain derivatives, such as certain currency option and forward contracts, as freestanding derivatives for which hedge accounting does not apply.  The changes in the fair market value of the derivatives are included in “Other, net” in the Company’s consolidated statements of earnings.  The fair value of any option or forward contract is based on period-end quoted market prices.  The Company does not use derivative financial instruments for trading or speculative purposes.  The use of currency exchange contracts includes the purchase of put and call options, which give the Company the right, but not the obligation, to sell or buy international currency at a specified exchange rate (“strike price”).  In addition, the Company has used forward contracts to supplement its use of options.  The Company’s objective in using currency exchange contracts has been to reduce the impact of currency fluctuations on cash that it repatriates.  The Company has also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  The Company did not enter into any currency exchange contracts during the quarter and nine months ended October 3, 2009.  Historically, the exercise of currency contracts has not had a material impact on the Company’s consolidated statements of earnings.

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

	For the Quarter Ended
	September 27,	October 3,
	2008	2009
	(as restated)

Net earnings available to common shareholders	$8,080	$7,912

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	16,198	15,350
Issued during period	223	4
Canceled during period	(390)	(9)
Weighted-average common shares outstanding during period	16,031	15,345
Earnings per common share from net earnings - basic	$0.50	$0.52

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,031	15,345
Dilutive effect of equity awards	102	202
Weighted-average shares outstanding during period - diluted	16,133	15,547
Earnings per common share from net earnings - diluted	$0.50	$0.51

Equity awards for 1,232 and 1,295 shares of stock were not included in the computation of diluted EPS for the quarters ended September 27, 2008, and October 3, 2009, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE I — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	For the Nine Months Ended
	September 27,	October 3,
	2008	2009
	(as restated)

Net earnings available to common shareholders	$25,455	$23,349

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	16,198	15,350
Issued during period	194	2
Canceled during period	(130)	(3)
Weighted-average common shares outstanding during period	16,262	15,349
Earnings per common share from net earnings - basic	$1.57	$1.52

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	16,262	15,349
Dilutive effect of equity awards	89	72
Weighted-average shares outstanding during period - diluted	16,351	15,421
Earnings per common share from net earnings - diluted	$1.56	$1.51

Equity awards for 1,344 and 1,571 shares of stock were not included in the computation of diluted EPS for the nine months ended September 27, 2008, and October 3, 2009, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

During the nine months ended September 27, 2008, and October 3, 2009, the Company expended $28,065 and $1,022 to purchase 809 and 33 shares, respectively, under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares issued and outstanding in the above calculations.

NOTE J — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
	(as restated)		(as restated)

Net earnings	$8,080	$7,912	$25,455	$23,349
Foreign currency translation adjustment	(1,425)	797	(581)	1,708
Comprehensive income	$6,655	$8,709	$24,874	$25,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION

USANA operates in a single operating segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  As such, management has determined that the Company operates in one reportable business segment as defined in ASC 280, “Disclosures about Segments of an Enterprise and Related Information.”  Performance for a region or market is primarily evaluated based on sales.  The Company does not use profitability reports on a regional or market basis for making business decisions.  No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional and personal care products for the periods indicated.

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
Product Line	2008	2009	2008	2009
USANA® Nutritionals	87%	88%	87%	88%
Sensé — beautiful science®	9%	9%	10%	9%

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

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines*

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

* Operations in the Philippines commenced in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Net Sales to External Customers

North America
United States	$40,169	$38,098	$118,844	$114,495
Canada	18,216	16,661	56,326	48,051
Mexico	6,208	5,535	17,619	16,384
North America Total	64,593	60,294	192,789	178,930

Asia Pacific
Southeast Asia/Pacific	23,265	25,227	68,980	69,683
East Asia	15,206	20,262	43,878	56,866
North Asia	4,112	4,981	12,307	14,677
Asia Pacific Total	42,583	50,470	125,165	141,226
Consolidated Total	$107,176	$110,764	$317,954	$320,156

Total Assets

North America
United States	$79,979	$76,371	$79,979	$76,371
Canada	3,109	2,373	3,109	2,373
Mexico	4,250	3,506	4,250	3,506
North America Total	87,338	82,250	87,338	82,250

Asia Pacific
Southeast Asia/Pacific	21,393	26,029	21,393	26,029
East Asia	8,178	8,667	8,178	8,667
North Asia	4,233	4,528	4,233	4,528
Asia Pacific Total	33,804	39,224	33,804	39,224
Consolidated Total	$121,142	$121,474	$121,142	$121,474

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009
Net Sales:
United States	$40,169	$38,098	$118,844	$114,495
Canada	18,216	16,661	56,326	48,051
Hong Kong	9,563	14,756	26,957	41,049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(U.S. dollars in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION — CONTINUED

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of September 27, 2008, and October 3, 2009, long-lived assets in the United States totaled $50,230 and $46,657, respectively.  Additionally, long-lived assets in the Australia market as of September 27, 2008, and October 3, 2009 totaled $12,898 and $13,673, respectively.  There is no significant concentration of long-lived assets in any other market.

NOTE L — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 10, 2009.

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

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers; “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of October 3, 2009, we had approximately 199,000 active Associates and approximately 68,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines*

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

* Operations in the Philippines commenced in January 2009.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

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

	Nine Months Ended
	September 27,	October 3,
Product Line	2008	2009
USANA® Nutritionals
Essentials	34%	33%
Optimizers	40%	43%
USANA Foods	13%	12%
Sensé — beautiful science®	10%	9%
All Other *	3%	3%

* Includes items such as services, sales tools, and logo merchandise.

	Nine Months Ended
	September 27,	October 3,
Key Product	2008	2009
USANA® Essentials	20%	19%
HealthPak 100 ™	12%	12%
Proflavanol®	10%	11%

As a manufacturer of nutritional and personal care products utilizing direct selling for the distribution of our products, we compete within two industries: direct selling and nutrition.  We believe that the most significant factors affecting us are the aging of the worldwide population, the general public’s heightened awareness and understanding of the connection between diet and health, and the growing desire for an alternative source of income, all of which affect our ability to attract and retain Associates and Preferred Customers to sell and consume our products.

Changes in product sales are typically the result of variations in product sales volumes relating to changes in the number of active Associates and Preferred Customers purchasing our products.  Notably, Associate sales account for the majority of our product sales, representing 89% of product sales during the nine months ended October 3, 2009.  Although to a lesser extent, changes in product sales may also periodically be affected by minor product price adjustments.  In general, however, the volume of average monthly product purchases by our active Associates and Preferred Customers, in their local currencies, remains relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

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

	Active Associates By Region
	As of		As of		Change from	Percent
	September 27, 2008		October 3, 2009		Prior Year	Change

North America:
United States	61,000	33.2%	61,000	30.7%	—	0.0%
Canada	28,000	15.2%	26,000	13.1%	(2,000)	(7.1)%
Mexico	14,000	7.6%	15,000	7.5%	1,000	7.1%
North America Total	103,000	56.0%	102,000	51.3%	(1,000)	(1.0)%

Asia Pacific:
Southeast Asia/Pacific	42,000	22.8%	49,000	24.6%	7,000	16.7%
East Asia	32,000	17.4%	40,000	20.1%	8,000	25.0%
North Asia	7,000	3.8%	8,000	4.0%	1,000	14.3%
Asia Pacific Total	81,000	44.0%	97,000	48.7%	16,000	19.8%
	184,000	100.0%	199,000	100.0%	15,000	8.2%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	September 27, 2008		October 3, 2009		Prior Year	Change
North America:
United States	45,000	61.7%	40,000	58.8%	(5,000)	(11.1)%
Canada	16,000	21.9%	15,000	22.1%	(1,000)	(6.3)%
Mexico	3,000	4.1%	3,000	4.4%	—	0.0%
North America Total	64,000	87.7%	58,000	85.3%	(6,000)	(9.4)%

Asia Pacific:
Southeast Asia/Pacific	8,000	10.9%	8,000	11.7%	—	0.0%
East Asia	1,000	1.4%	1,000	1.5%	—	0.0%
North Asia	—	0.0%	1,000	1.5%	1,000	N/A
Asia Pacific Total	9,000	12.3%	10,000	14.7%	1,000	11.1%
	73,000	100.0%	68,000	100.0%	(5,000)	(6.8)%

	Total Active Customers By Region
	As of		As of		Change from	Percent
	September 27, 2008		October 3, 2009		Prior Year	Change
North America:
United States	106,000	41.3%	101,000	37.8%	(5,000)	(4.7)%
Canada	44,000	17.1%	41,000	15.4%	(3,000)	(6.8)%
Mexico	17,000	6.6%	18,000	6.7%	1,000	5.9%
North America Total	167,000	65.0%	160,000	59.9%	(7,000)	(4.2)%

Asia Pacific:
Southeast Asia/Pacific	50,000	19.5%	57,000	21.3%	7,000	14.0%
East Asia	33,000	12.8%	41,000	15.4%	8,000	24.2%
North Asia	7,000	2.7%	9,000	3.4%	2,000	28.6%
Asia Pacific Total	90,000	35.0%	107,000	40.1%	17,000	18.9%
	257,000	100.0%	267,000	100.0%	10,000	3.9%

Our primary growth strategy includes continuing to attract and retain Associates through increased investment in Associate events, periodic new and enhanced product introductions, and the marketing of our Compensation Plan.  This includes continued Associate education on our Compensation Plan and the two enhancements that were announced during the third quarter of 2008 — the matching bonus and the elite bonus.  Additionally, we frequently evaluate opportunities for entering new markets and also may evaluate strategic acquisition opportunities.

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

Results of Operations

Summary of Financial Results and Recent Developments

Net sales for the third quarter of 2009 increased $3.6 million to $110.8 million, compared with $107.2 million in the third quarter of 2008.  Net sales during the nine months ended October 3, 2009 increased $2.2 million to $320.2 million, compared with $318.0 million for the same period in 2008.  The most significant items impacting net sales during the third quarter and nine months ended October 3, 2009 were changes in product sales volume driven by an 8.2% increase in the number of active Associates, a 6.8% decrease in the number of active Preferred Customers, and the negative effects of currency fluctuations (i.e. a significant strengthening of the U.S. dollar when compared to prior year exchange rates, particularly during the nine month period).  Net sales were also impacted by the addition of operations in the Philippines in January, which added $1.9 million to net sales for the quarter and $5.2 million for the nine months ended October 3, 2009, and to a lesser extent, an increase in product prices in certain markets.

Net earnings during the third quarter of 2009 decreased 2.1% to $7.9 million from $8.1 million in the third quarter of 2008.  Net earnings during the nine months ended October 3, 2009 decreased 8.3% to $23.3 million from $25.5 million during the same period of the prior year.  These decreases were primarily due to higher Associate incentives expense relative to net sales and the negative effects of currency fluctuations.  These changes were partially offset by lower selling, general and administrative expense on a quarter and year-to-date basis, and a lower effective tax rate on a year-to-date basis.

During the third quarter, we held our annual international convention in Salt Lake City where we introduced new products, re-launched three of our key products, and introduced new business enhancing sales tools.  The products that we re-launched included important formula upgrades to our flagship products, Essentials and HealthPak.  During the nine months ended October 3, 2009, these two products constituted approximately 31% of our global product sales.  In conjunction with these product upgrades, we increased the price of Essentials and HealthPak by approximately 6% and 3%, respectively.  Additionally, we introduced newly formulated super pills, which are exclusive to our fully customizable supplement system, MyHealthPak.  As part of this event, we also introduced a new online training system for new Associates that we call eApprentice.  This training system was developed to help new Associates have immediate access to network marketing training that is both simple to use and simple to understand.

Quarters Ended September 27, 2008 and October 3, 2009

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region						Approximate	Change excluding
	(in thousands)				Change		impact of	the impact
	Quarter Ended				from prior	Percent	currency	of currency
	September 27, 2008		October 3, 2009		year	change	exchange	exchange
North America:
United States	$40,169	37.5%	$38,098	34.4%	$(2,071)	(5.2)%	N/A	(5.2)%
Canada	18,216	17.0%	16,661	15.0%	(1,555)	(8.5)%	(872)	(3.8)%
Mexico	6,208	5.8%	5,535	5.0%	(673)	(10.8)%	(1,605)	14.9%
North America Total	64,593	60.3%	60,294	54.4%	(4,299)	(6.7)%	(2,477)	(2.8)%

Asia Pacific:
Southeast Asia/Pacific	23,265	21.7%	25,227	22.8%	1,962	8.4%	(1,312)	14.1%
East Asia	15,206	14.2%	20,262	18.3%	5,056	33.3%	(195)	34.5%
North Asia	4,112	3.8%	4,981	4.5%	869	21.1%	(83)	23.2%
Asia Pacific Total	42,583	39.7%	50,470	45.6%	7,887	18.5%	(1,590)	22.3%
	$107,176	100.0%	$110,764	100.0%	$3,588	3.3%	$(4,067)	7.1%

North America:  The negative effect of currency fluctuations in the third quarter of 2009, when compared with the third quarter of 2008, played a significant role in the decline in net sales in North America, accounting for approximately $2.5 million of the decrease in net sales in this region.  Further changes in net sales in this region were due to fluctuations in product sales related to an overall decrease in the number of active Associates and Preferred Customers.

Net sales in local currency for the United States and Canada, our largest individual markets, decreased 5.2% and 3.8%, respectively.  In the United States the number of Associates purchasing our products remained the same in the third quarter of 2009 as in the third quarter of 2008, while the number of Preferred Customers decreased 11.1%.  In Canada the number of Associates and Preferred Customers decreased 7.1% and 6.3%, respectively.  In addition to an overall decrease in the number of active Associates and Preferred Customers in these markets, we have seen a slight decrease in the average product order volume from many of our new Associates in the United States, primarily on their initial purchase. We believe that the difficult economic conditions have contributed to these decreases.  Sales in Mexico, however, increased 14.9% in local currency due primarily to a 7.1% increase in the number of active Associates.

Asia Pacific:  The increase in net sales in Asia Pacific was due mainly to higher product sales resulting from a 19.8% increase in the number of active Associates in the third quarter of 2009, when compared with the third quarter of 2008, and to a lesser extent, an increase in product prices in certain markets.  The increase in the number of active Associates in this region came from double-digit growth in Hong Kong, Malaysia, and South Korea, and the beginning of operations in the Philippines.  Sales growth in this region, however, was negatively affected by currency fluctuations, which reduced net sales by approximately $1.6 million.

Gross Profit

Gross profit increased to 79.6% of net sales for the third quarter of 2009, from 79.3% of net sales for the third quarter in 2008.  This increase in gross profit margin can be primarily attributed to lower relative freight costs on shipments to our customers and product price increases.  This increase, however, was largely offset by the negative effect of currency fluctuations and increased costs of certain raw materials.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 45.9% during the third quarter of 2009, compared with 41.6% for the third quarter of 2008.  This increase was due to the Compensation Plan enhancements (the Matching Bonus and Elite Bonus) that were implemented at the end of the third quarter in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 22.9% of net sales for the third quarter of 2009, compared with 25.8% for the third quarter in 2008.  In absolute terms, our selling, general and administrative expenses decreased by $2.2 million.  The most significant components of this decrease in absolute terms were as follows:

•                  A decrease in legal expenses of approximately $1.3 million; and

•                  A decrease in promotional expenses of approximately $0.6 million.

The decrease in selling, general and administrative expense as a percentage of net sales can be attributed to the decreases listed above, coupled with relatively modest sales growth.

Other Income (Expense)

Other income (expense) changed from net other expense of $0.5 million in the third quarter of 2008 to net other income of $0.1 million in the third quarter of 2009.  The largest component of this change was a slight gain relating to international currency exchange during the third quarter of 2009, compared with a $0.4 million loss during the third quarter of 2008.  Also contributing to this change was a $0.2 million gain on the sale of an asset in the third quarter of 2009.

Diluted Earnings Per Share

Diluted earnings per share increased $0.01, or 2.0%, to $0.51 in the third quarter of 2009, compared with the third quarter of 2008.  This increase was due to a lower number of average shares outstanding.

Nine Months Ended September 27, 2008 and October 3, 2009

Net Sales

The following table summarizes the changes in our net sales by geographic region for the nine month periods ended as of the dates indicated:

	Net Sales by Region						Approximate	Change excluding
	(in thousands)				Change		impact of	the impact
	Nine Months Ended				from prior	Percent	currency	of currency
	September 27, 2008		October 3, 2009		year	change	exchange	exchange
North America:
United States	$118,844	37.4%	$114,495	35.8%	$(4,349)	(3.7)%	N/A	(3.7)%
Canada	56,326	17.7%	48,051	15.0%	(8,275)	(14.7)%	(6,928)	(2.4)%
Mexico	17,619	5.5%	16,384	5.1%	(1,235)	(7.0)%	(4,811)	20.3%
North America Total	192,789	60.6%	178,930	55.9%	(13,859)	(7.2)%	(11,739)	(1.1)%

Asia Pacific:
Southeast Asia/Pacific	68,980	21.7%	69,683	21.8%	703	1.0%	(10,119)	15.7%
East Asia	43,878	13.8%	56,866	17.7%	12,988	29.6%	(897)	31.6%
North Asia	12,307	3.9%	14,677	4.6%	2,370	19.3%	(848)	26.1%
Asia Pacific Total	125,165	39.4%	141,226	44.1%	16,061	12.8%	(11,864)	22.3%
	$317,954	100.0%	$320,156	100.0%	$2,202	0.7%	$(23,603)	8.1%

North America:  The negative effect of currency fluctuations during the nine months ended October 3, 2009, when compared with the same period in 2008, played a significant role in the decline in net sales in North America, accounting for approximately $11.7 million of the decrease in net sales in this region.  Further changes in net sales within this region were due to fluctuations in product sales related to changes in the number of active Associates and Preferred Customers throughout the year.

Although the number of active Associates in the United States has not decreased, net sales in this market declined 3.7% during the nine months ended October 3, 2009, compared with the same period in 2008.  This is due to a decrease in product sales to Preferred Customers related to a decrease in the number of active customers in this group.  We have also seen a slight decrease in the average product order volume from many of our new Associates, primarily on their initial purchase.  We believe that the difficult economic conditions have contributed to these decreases.

Asia Pacific:  The increase in net sales in Asia Pacific was due mainly to higher product sales volume, resulting from double-digit year-over-year increases in the number of active Associates during the first three quarters of 2009.  Most of this increase in the number of active Associates came from Hong Kong, Malaysia, South Korea, and the beginning of operations in the Philippines.  Sales growth in this region was also negatively affected by currency fluctuations, which reduced net sales by approximately $11.9 million.  Similar to North America, we have also seen a slight decrease in the average product order volume from many of our new Associates, primarily on their initial purchase, in certain markets within this region.  Sales in this region were also affected, to a lesser extent, by an increase in prices in certain markets.

Gross Profit

Gross profit decreased slightly to 79.3% of net sales for the nine months ended October 3, 2009, compared with 79.4% for the same period in 2008.  This decrease can be attributed primarily to the negative effect of currency fluctuations and increased costs on certain raw materials, and was largely offset by lower relative freight costs on shipments to our customers and price increases.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 44.7% during the nine months ended October 3, 2009, compared with 41.4% for the same period in 2008.  This increase was due to Compensation Plan enhancements (the Matching Bonus and Elite Bonus) that were implemented in the third quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 23.6% of net sales for the nine months ended October 3, 2009, compared with 25.3% for the same period in 2008.  In absolute terms, our selling, general, and administrative expenses decreased by $4.9 million.  The most significant components of this decrease in absolute terms were as follows:

•      A decrease in legal and other professional fees of approximately $4.7 million;

•      A decrease in promotional expenses of approximately $1.1 million; and

•      A decrease in event production costs of approximately $0.8 million associated with the Asia Pacific Convention held in 2008 but not held in 2009.

The decreases in selling, general and administrative expenses listed above were partially offset by an increase in equity-based compensation expense of approximately $2.0 million.

The decrease in selling, general and administrative expense as a percentage of net sales can be attributed to the decreases listed above, partially offset by relatively flat sales growth.

Income Taxes

Income taxes totaled 34.4% of earnings before income taxes for the nine months ended October 3, 2009, compared with 36.0% for the same period in 2008.  This decrease was primarily due to reduced tax reserves related to uncertain tax positions.

Diluted Earnings Per Share

Diluted earnings per share decreased $0.05, or 3.2%, to $1.51 for the nine months ended October 3, 2009, compared with the same period in 2008.  This change was due to a decline in net earnings partially offset by a lower number of average shares outstanding.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are no material restrictions on our ability to transfer and remit funds among our international markets.

Operating cash flow

We typically generate positive cash flow due to our high gross margins, relatively low general and administrative expenses, the variable nature of our Associate Incentive expenses, and low receivables.  Net cash flow from operating activities totaled $20.5 million for the nine months ended October 3, 2009, compared with $38.1 million for the same period in 2008.  The most significant factors of this change were the non-routine cash payments that we made during the first six months of 2009.  These payments consisted of $7.0 million for an arbitration award, and $7.4 million in tax payments resulting from an IRS audit.

As a U.S.-based, multi-national company, reporting in U.S. dollars, we received a benefit to net sales for several years prior to 2009 from changes in currency exchange rates as the U.S. dollar was relatively weak.  Net sales and earnings during the nine months ended October 3, 2009, however, were negatively affected by a significant strengthening of the U.S. dollar compared to the prior year.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Although it is difficult to estimate the impact that changes in currency exchange rates may have on our future operating results, changes in currency exchange rates have had a significant negative effect on net sales and cash flows from operating activities in 2009 when compared to 2008.

Line of credit

We currently maintain a $40.0 million credit facility with Bank of America.  As of October 3, 2009, our balance on this line of credit was $17.0 million.  The weighted-average interest rate on this line of credit at October 3, 2009 was 1.25%.  We will be required to pay the balance in full at the time of maturity in May 2011.

The agreement for this line of credit contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) equal to or greater than $50.0 million, and a ratio of consolidated funded debt to EBITDA of 2.5 to 1.0 at the end of each quarter.  EBITDA under this agreement is modified for certain non-cash expenses.  As of October 3, 2009, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents both at January 3, 2009 and October 3, 2009 was $13.3 million.  Net working capital increased to $10.5 million at October 3, 2009 from ($1.9) million at January 3, 2009.  This increase in net working capital was due mostly to a decrease in other current liabilities as a result of the arbitration and tax payments mentioned above.  The impact of these payments on our cash balance was partially offset by decreased spending on property, plant, and equipment due to the completion of the facility expansion projects that had been in progress for the last couple of years.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  During the nine months ended October 3, 2009, we repurchased and retired 33 thousand shares of common stock for a total investment of $1.0 million, at an average market price of $31.15 per share.  There currently is no expiration date on the remaining approved repurchase amount of $9.4 million and no requirement for future share repurchases.

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

Foreign Currency Risks.  Net sales outside the United States represented 62.6% and 64.2% of our net sales in the nine months ended September 27, 2008 and October 3, 2009, respectively.  Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 14 countries, with Canada being our largest international market, at 15.0% of net sales in the nine months ended October 3, 2009, followed by Hong Kong at 12.8%.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

We have historically sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  From time-to-time we use currency exchange contracts, which includes the purchase of put and call options, giving us the right, but not the obligation, to sell or buy international currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the currency weakens beyond the option strike price.  In addition, we have used forward contracts to supplement our use of options.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of October 3, 2009, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the quarterly periods indicated:

	2008						2009
	First		Second		Third		First	Second	Third
Canadian Dollar	1.00		1.01		1.04		1.24	1.16	1.09
Australian Dollar	1.11		1.06		1.12		1.50	1.31	1.20
New Zealand Dollar	1.27		1.29		1.40		1.87	1.65	1.48
Hong Kong Dollar	7.79		7.80		7.80		7.75	7.75	7.75
Japanese Yen	105.39		104.45		107.63		93.83	97.09	93.28
New Taiwan Dollar	31.56		30.44		31.14		33.98	33.11	32.75
Korean Won	954.48		1,016.00		1,058.65		1,411.30	1,250.00	1,234.61
Singapore Dollar	1.41		1.37		1.40		1.51	1.47	1.44
Mexican Peso	10.81		10.43		10.30		14.35	13.28	13.29
Chinese Yuan	7.17		6.96		6.84		6.84	6.83	6.83
Malaysian Ringitt	3.23		3.21		3.33		3.63	3.54	3.52
Philippine Peso		*		*		*	47.68	47.62	48.06

* USANA operations had not commenced during period indicated.

Interest Rate Risks.  As of October 3, 2009, we had a balance of $17.0 million outstanding on our line of credit, with a weighted-average interest rate of 1.25%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.  If, however, we are unable to meet the covenants in our loan agreement, which expires in May 2011, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate.  There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Chirco vs. USANA et. al

As of October 3, 2009, this purported class action lawsuit was pending in State District Court in Clark County, Nevada against the Company and certain of its present and former officers and directors, as well as other individuals.  Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Item I of Part II of our Quarterly Report on Form 10-Q for the quarter-ended July 4, 2009, which was filed with the Securities and Exchange Commission on August 11, 2009.  Discovery under this litigation is currently pending.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ended October 3, 2009.  Purchases of shares of Company common stock made by the Company under its share repurchase program for each fiscal month during the quarter ended October 3, 2009 are summarized in the following table:

(c) Repurchases

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
July 5, 2009 through August 8, 2009
(Fiscal July)	0	$0.00	0	$10,390

August 9, 2009 through September 5, 2009
(Fiscal August)	33	$31.15	33	$9,368

Septemeber 6, 2009 through October 3, 2009
(Fiscal September)	0	$0.00	0	$9,368
	33	$31.15	33

* The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the third quarter with $10,390 remaining under the plan and ended with $9,368. There currently is no expiration date on the approved repurchase amount.

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

USANA HEALTH SCIENCES, INC.

Date:	November 10, 2009	/s/ Jeffrey A. Yates
Jeffrey A. Yates
Chief Financial Officer (Principal Financial and Accounting Officer)