Form 10-K
period 2010-01-02
USANA HEALTH SCIENCES INC
filed 2010-03-17
CIK 896264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-21116

USANA HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0500306 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of July 3, 2009 was approximately $189,833,000, based on a closing market price of $27.39 per share.

         There were 15,309,213 shares of the registrant's common stock outstanding as of March 8, 2010.

         Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2010 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K

For the Fiscal Year Ended January 2, 2010

        The statements contained in this report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report.

 PART I

Item 1.    Business

General

        USANA Health Sciences, Inc. ("we," "USANA" or the "Company") is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D., that develops and manufactures high-quality, science-based nutritional and personal care products, with a commitment to continuous product innovation and sound scientific research. With operations in 14 markets worldwide, we distribute and sell our products through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates are independent distributors of our products, who also purchase our products for personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of January 2, 2010, we had 199,000 active Associates and 67,000 active Preferred Customers worldwide. For purposes of this report, we only count as "active" those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period. Our net sales in fiscal year 2009 were $436.9 million, of which 89% were generated by Associates and 11% by Preferred Customers.

        Associates are encouraged to build and manage their own business group by recruiting, managing, and training others to sell our products. Associates are compensated on sales generated by their business group. They may also receive compensation by purchasing products at wholesale prices and reselling them at retail prices. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. This personal touch enhances consumers' awareness of the health benefits of our products, as well as motivates them to live and support a healthier lifestyle. Additionally, we feel that network marketing appeals to a broad cross-section of people, particularly those seeking to supplement their income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full- or part-time employment. We consider our high-quality products, compact product lines, rewarding compensation plan (the "Compensation Plan"), weekly Associate incentive payments, and distributor support and recognition to be attractive components of the overall USANA network marketing system.

        We sell products from two primary product lines: USANA® Nutritionals, which includes high-quality supplements and functional foods, and Sensé—beautiful science® ("Sensé"), a unique line of skin and personal care products. We also offer sales and marketing tools that are designed to assist our Associates in building their businesses and in selling our products. In 2009, the USANA® Nutritionals and Sensé™ product lines represented approximately 88% and 9%, respectively, of our total product sales. Sales from other items, the majority of which include marketing and sales tools, accounted for the remaining 3% of total product sales. We limit our product lines to include only science-based products that we believe can provide health benefits to a significant percentage of our customers. Additionally, while not required, our products are designed, manufactured, packaged, and labeled at levels that we believe are consistent with the more rigorous pharmaceutical standards.

Recent Developments

        The difficult global economic environment and its effect on consumer confidence and spending was an external factor during 2009 that had a negative effect on our sales growth and overall business. This drop in consumer confidence and spending most significantly affected our results in the U.S. and Canada. During these difficult economic times, a number of our Associates, who are also consumers of our products, discontinued or reduced their product purchases. This loss of Associates had a negative effect on both net sales and the number of active customers. Another external factor affecting our global business in 2009 related to unfavorable changes in currency exchange rates. Fiscal 2009 was the first in several years in which our reported net sales were reduced by changes in currency exchange rates. With just over 65% of our sales in 2009 coming from markets outside the United States, exchange rate fluctuation reduced our net sales by approximately $17 million for the full year.

        In January 2009 we expanded our global reach and introduced our products for distribution in the Philippines, our 14th market. During our first year of operations in the Philippines we achieved net sales in this market of $6.5 million and added 4,000 new Associates. In addition to opening a new market, we also introduced three new products to our suite of science-based health products. We also reformulated our flagship products, the Essentials and HealthPak 100, adding new ingredients to keep up with the latest research in nutritional science.

        During the second half of 2008, in an effort to drive sales, we made a strategic decision to increase the incentives to our Associates. Accordingly, we added two new bonuses to our Compensation Plan. These two new bonuses were key growth drivers during 2009, particularly in our Asia Pacific region. They did, however, increase our Associate incentives expense in 2009.

Products

        Our primary product lines consist of USANA® Nutritionals and Sensé™. The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and USANA Foods (formerly Macro-Optimizers).

USANA® Nutritionals

        The Essentials category includes core vitamin and mineral supplements that provide a foundation of advanced nutrition for every age group. The Essentials are designed to promote optimal health with high quality vitamins, minerals, and antioxidants. To help meet the "essential" nutrient needs of children and teens during the years of development, when good nutrition is especially important, USANA offers: Usanimals™, a formulation of vitamins, minerals, and antioxidants in an easy-to-take, chewable tablet for children who are 13 months to 12 years old; and Body Rox™, a nutritional supplement containing 31 essential vitamins, minerals, antioxidants, and co-factors for adolescents who are 12 to 18 years old. USANA® Essentials for adults consists of two products: Mega Antioxidant, a balanced, high-potency blend of 30 vitamins, antioxidants, and other important nutrients to support cellular metabolism and to counteract free-radical damage; and Chelated Mineral, a complete spectrum of essential minerals, in balanced amounts and highly absorbable forms. The USANA® Essentials are included in the HealthPak 100™, a convenient pillow pack that also includes some key Optimizers. In addition, USANA's customers in the United States have the option of creating their own customized pre-packaged supplement regimen, similar to the HealthPak 100™, called MyHealthPak™. MyHealthPaks can include virtually any of the Optimizers and Essentials.

        The Optimizers category consists of our targeted supplements that are designed to meet individual health and nutritional needs. The Optimizers support cardiovascular health, skeletal/structural health, digestive health, and more and are intended to be used in conjunction with the Essentials. Products in this category include Proflavanol®, Poly C®, Procosa® II, CoQuinone® 30, BiOmega-3™, E-Prime™, BodyRox™—Active Calcium™ Chewable, Active Calcium™, PhytoEstrin™, Palmetto Plus™,

Ginkgo-PS™, Garlic EC™, Visionex®, OptOmega®, PureRest™, and Hepasil DTX™. We also introduced two new Optimizers during the fourth quarter of 2009, a Vitamin D "booster" supplement and a probiotic supplement. The Vitamin D booster is a seasonal product that will be available during the winter months when many people experience decreased exposure to sunlight. The Probiotic product contains a proprietary blend of probiotic bacteria that has been clinically proven to survive the acidic environment of the stomach and to colonize the gastrointestinal tract. It is packaged in easy-to-carry, single-serve stick packs and is designed to be taken alone or added to cold beverages or food every one to two days to maintain digestive health and immune function.

        USANA Foods is our third USANA Nutritionals product line that includes low-glycemic meal replacement shakes, snack bars and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. USANA Foods can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day. USANA Foods include Nutrimeal™, Fibergy®, and SoyaMax™ drink mixes, Nutrition Bars, and Rev3 energy drinks. Our RESET™ weight management program and the accompanying RESET kit are also part of the USANA Foods line. The RESET kit is conveniently packaged in a self-contained box with all of the USANA products that are needed to complete a five-day regimen designed to assist adults in losing weight and to begin a positive, long-term change in their diet.

Sensé—beautiful science®

        The Sensé-beautiful science product line includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are designed to complement inner nutrition for the skin provided by the USANA® Nutritionals. Sensé products are manufactured with our patented, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives. Products in this line include Perfecting Essence, Gentle Daily Cleanser, Hydrating Toner, Daytime Protective Emulsion, Eye Nourisher, Night Renewal, Serum Intensive, Rice Bran Polisher, Crème Masque, Revitalizing Shampoo, Nourishing Conditioner, Firming Body Nourisher, Energizing Shower Gel, and Intensive Hand Therapy.

All Other

        In addition to our primary product lines, we develop and sell materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products. These resource materials and sales tools include product brochures and business forms that are designed by us and printed by outside publishers. In addition, we occasionally provide reprints of other commercial publications that feature USANA and may be used as a sales tool by our Associates. We also periodically contract with authors and publishers to produce or provide books, tapes, and other items that deal with health topics and personal motivation, which we then sell to our Associates. New Associates are required to purchase a starter kit, which contains USANA training materials that help them build their businesses. The kit includes an online training system that we call eApprentice, which was introduced during the third quarter of 2009. eApprentice was developed to provide new Associates with immediate access to network marketing training that is both simple to use and easy to understand. We do not pay any commissions on the sale of starter kits or sales tools.

Key Products Sales Data

        The following table summarizes the approximate percentages of total product sales that were contributed by our major product lines for the last three fiscal years:

	Year Ended
	2007	2008	2009
USANA® Nutritionals
Essentials	36%	34%	33%
Optimizers	38%	41%	43%
USANA Foods	13%	12%	12%
Sensé—beautiful science®	10%	10%	9%
All Other	3%	3%	3%

        The following table highlights sales data for our top-selling products as a percentage of total product sales for the last three fiscal years.

	Year Ended
	2007	2008	2009
USANA® Essentials	20%	20%	19%
HealthPak 100™	13%	12%	12%
Proflavanol®	10%	10%	11%

Geographic Presence

        Our products are distributed and sold in 14 countries. We present information for these countries in two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific. Countries are categorized into these regions as follows:

  •
  North America—

  •
  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

  •
  Canada

  •
  Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific—Australia-New Zealand, Singapore, Malaysia, and the Philippines*

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

*
Operations in the Philippines commenced in January 2009.

        Currently, a significant portion of our net sales are concentrated in the North America region, which represented 54.9% of net sales in 2009. The United States continues to be our largest market, representing 34.7% our total 2009 net sales. As a U.S.-based multi-national company with an expanding international presence, our operating results are becoming more sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Net sales reported for each geographic region are determined by the location from which the product shipment originates and are reported for the last three fiscal years in the table that follows. Additional financial information relating to our geographic regions can be found in Note N to the Consolidated Financial Statements.

	Year Ended
Region	2007		2008		2009
	(in thousands)
North America
United States	$169,645	40.1%	$161,194	37.6%	$151,663	34.7%
Canada	75,360	17.8%	74,979	17.5%	65,682	15.1%
Mexico	22,230	5.2%	23,630	5.5%	22,384	5.1%

	267,235	63.1%	259,803	60.6%	239,729	54.9%
Asia Pacific
Southeast Asia/Pacific	90,690	21.4%	91,348	21.3%	95,185	21.8%
East Asia	49,314	11.7%	61,410	14.3%	81,455	18.6%
North Asia	15,910	3.8%	16,451	3.8%	20,571	4.7%

	155,914	36.9%	169,209	39.4%	197,211	45.1%

	$423,149	100.0%	$429,012	100.0%	$436,940	100.0%

Research and Development

        Our research and development efforts are focused on developing and providing high quality, science-based products that reduce the risk of chronic degenerative disease and promote long-term health. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities to reformulate existing products.

        In 2009, we continued our relationship with the Linus Pauling Institute ("LPI") at Oregon State University. Our goal is to better determine and understand the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease. As part of this relationship, our in-house research team works closely with LPI on nutritional and clinical research. In 2010, we plan to continue our research efforts with LPI and maintain our ongoing nutrition research in preventing oxidative stress, glycemic stress, and chronic inflammation.

        Our goal is to maintain a sharp focus on nutrition—both inside and outside the body—in promoting health and preventing chronic degenerative diseases. Because we believe in focusing primarily on key health issues within our society rather than on fads, we typically do not introduce a new product unless we believe that it can provide health benefits to a significant number of our customers. As a result, we maintain a focused and compact line of products, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and natural versus synthetic. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2007, 2008, and 2009, we expended $3.4 million, $3.3 million, and $3.6 million, respectively, on product research and development activities. We intend to continue dedicating resources at similar levels for research and development in future years.

Manufacturing and Quality Assurance

Tablet Manufacturing

        Tablet manufacturing is conducted at our Salt Lake City, Utah manufacturing facility. Our tablet production process uses automatic and semi-automatic equipment and includes the following activities: identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring raw materials, mixing raw materials into batches, forming mixtures into tablets, coating and sorting the tablets, analyzing tablet quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests. We employ a qualified staff of professionals to develop, implement and maintain a quality system designed to assure that our products are manufactured to our internal and applicable regulatory agency specifications.

        Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration ("FDA"), Health Canada, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with Good Manufacturing Practice regulations ("GMPs") and with labeling claims. Based on these audits, our Salt Lake City manufacturing facility has received and maintains certifications from the Islamic Foods and Nutrition Counsel of America in compliance with Halal, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the Therapeutic Goods Act of 1989.

        Historically, the manufacture of nutritional or dietary supplements and related products in the United States has required compliance with food-model GMPs promulgated by the FDA. In June 2007, however, the FDA published GMPs for dietary supplements, which became effective June 1, 2008. The dietary supplement GMPs are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with the GMPs for dietary supplements.

Personal Care Manufacturing

        We manufacture the majority of our personal care products at our Draper, Utah manufacturing facility. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests.

        At our Draper facility, we have standard technology for producing batches of personal care items, and we have semi-automatic packaging equipment for packaging end products. We employ qualified staff to develop, implement, and maintain a quality system. Although the FDA has not promulgated GMPs for personal care items, it has issued guidelines for manufacturing personal care products. We voluntarily maintain compliance with the guidance established by FDA and the Cosmetic, Toiletry and Fragrance Association.

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. These products include gelatin-capsuled supplements, Garlic EC™, OptOmega®, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes and nutrition bars, and certain of our personal care products. Products manufactured at these locations must also go through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

Quality Control/Assurance

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

Raw Materials

        Most of the raw ingredients that are used in the manufacture of our products are available from a number of suppliers. We have not generally experienced difficulty in obtaining necessary quantities of raw ingredients. When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials, and believe we will be able to do so in the future, if the need arises. Accordingly, we are not subject to a single-source supplier for our required supplies of raw ingredients. Our raw material suppliers must demonstrate stringent process and product quality control before we use their products in our manufacturing process.

Distribution and Marketing

General

        We distribute our products internationally through a network marketing system, which is a form of person-to-person direct selling through a network of vertically organized independent distributors. Under this system, distributors purchase products at wholesale prices from the manufacturer for resale to consumers and for personal consumption. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels.

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's "down-line" sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; and (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products as well as our policies and procedures. We sell these kits at a nominal cost of less than US$50 in each of our markets. No other investment is required to become an Associate and start a home-based business with USANA.

        Once a person becomes an Associate, he or she is able to purchase products directly from us at wholesale prices for personal use and resale to customers. Our Associates are also entitled to build sales organizations by attracting and enrolling new Associates and establishing a network of product users. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as part of the "down-line" of the sponsoring Associate. Down-line Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same down-line as the original sponsoring Associate. As outlined below, Associates who are interested in earning additional income must successfully sell USANA products and establish a business network/down-line in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee as long as they adhere to our policies and procedures, Associates may continue to distribute or consume our products until they voluntarily withdraw from our business.

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan.

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

Associate Compensation

        As outlined below, our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their down-line organizations to sell USANA products to consumers. The purpose behind each form of compensation under our Compensation Plan is to reward Associates for generating product sales either directly or indirectly through their down-line sales organization and network of product consumers. We believe our Compensation Plan is among the most generous in the network marketing industry and distinctive for its weekly payouts to Associates.

        Associates can earn compensation in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions through generating sales volume points, which are based on product sales of their down-line sales organization. Sales volume points are assigned to each of our products and comprise a certain percent of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must purchase a certain amount of product each month ("Qualifying Purchases"), which they may resell to consumers or use personally. Associates do not earn commissions on these Qualifying Purchases. Associates only earn commissions on the purchase of products by Associates in their down-line organization and Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their down-line organization. Commissions are paid only when products are sold. We pay Associate commissions on a weekly basis.

  •
  Bonuses.  We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and matching bonus. Historically, leadership bonus has been our primary incentive bonus to Associates. However, in 2008, we introduced two new ways for Associates to earn additional compensation: elite bonus and matching bonus. These new bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves the required performance measures.

  •
  Retail Mark-Ups.  As discussed previously, our Associates purchase products from us at wholesale prices and resell them to consumers at higher retail prices. The Associate retains the retail mark-up as another form of compensation.

  •
  Contests and Promotions.  We periodically sponsor contests and promotions designed to incent Associates to generate sales and grow their down-line organization and product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of the promotion objectives.

        We endeavor to integrate our Compensation Plan seamlessly across all markets in which USANA products are sold, allowing Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by establishing or expanding their down-line in any of the markets where we operate. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into our Compensation Plan.

Industry Overview

        As both a manufacturer and a direct seller of nutritional and personal care products, we compete within two industries: nutrition and direct selling. The nutrition industry includes many companies that manufacture and distribute products that are generally intended to maintain the body's health and general well being, including the following:

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

        In its November/December 2009 issue, the Nutrition Business Journal ("NBJ") reported that global nutrition industry sales increased 8% to $270 billion in 2008 compared with 2007, with sales expected to rise another 6% to 10% in 2009. As noted in this issue, the 8% increase was down only slightly from the 8.6% compound annual growth rate achieved by the industry between 2001 and 2008. According to NBJ, in 2008 functional foods and beverages represented 36% of global industry sales, nutritional supplements represented 28%, natural and organic foods represented 26%, and natural and organic personal care and household products represented 10%.

        In its June/July 2009 issue, NBJ estimated that the United States nutrition industry sales increased 8.7% in 2008 to $101.8 billion. NBJ followed by noting that this increase was on par with or better than growth during any year between 2000 and 2005. According to NBJ, in 2008, functional foods and beverages represented 36% of industry sales in the U.S., natural and organic foods represented 29%, nutritional supplements represented 25%, and natural and organic personal care and household products represented 10%.

        We believe that the following factors drive growth in the nutrition industry:

  •
  The general public's heightened awareness and understanding of the connection between diet and health;

  •
  The aging population, particularly the baby-boomer generation in the U.S., who tend to use more nutritional supplementation as they age;

  •
  Rising health care costs and the worldwide trend toward preventative health care; and

  •
  Product introductions in response to new scientific findings.

        NBJ noted in a few of its issues published during 2009 that, despite the economic downturn over the last few years, the nutrition industry has fared well because of growing consumer interest in self care. In its June/July 2009 issue, it noted that dietary supplements in the U.S. have been particularly resilient because, as more people lose their jobs and ability to pay for healthcare, many are turning to supplements to remain healthy. The global recession has, however, presented more of a growth challenge for premium products.

        Nutritional products are distributed through six major sales channels:

  •
  Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;

  •
  Natural health food retailers;

  •
  Network marketing;

  •
  Mail order;

  •
  Healthcare professionals and practitioners; and

  •
  The Internet.

        We distribute our products through a network marketing system, which is a common form of direct selling. According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling industry currently generates approximately $114 billion annually in worldwide retail sales, through approximately 65 million independent distributors.

        According to statistics compiled by the Direct Selling Association (the U.S. member of WFDSA), the United States remains the largest market for direct selling, with $29.6 billion in annual retail sales and 15 million independent distributors in 2008. Although retail sales in the direct selling industry declined slightly in 2007 and 2008, according to NBJ, as noted in its May 2009 issue, growth for nutrition companies selling via direct response and multi-level marketing was relatively flat in the U.S.

during 2008. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, accounted for 22.7% of the U.S. direct retail sales in 2008 and personal care products accounted for 21.5% of such sales.

        We believe that, as a multi-national company, we are well positioned to capitalize on growth trends in markets around the world in direct sales, as both a developer and manufacturer of nutritional supplements and personal care products.

Operating Strengths

        Our principal objective is to be a leading distributor, developer and manufacturer of science-based nutritional and personal care products and to create a rewarding opportunity through network marketing for our Associates who distribute our products. Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; in-house manufacturing capability; science-based products; an attractive Associate Compensation Plan; a scalable business model; and an experienced management team.

        Emphasis on Research and Development.    We have a technical team of approximately 20 individuals who contribute to our research and development activities. This team is made up of experienced scientists, including several holding Ph.D. degrees, quality engineers, and regulatory specialists. In our research and development laboratories, our scientists and researchers:

  •
  Investigate in vitro and in vivo activities of new natural extracts and formulated products;

  •
  Identify and research combinations of nutrients that may be candidates for new products;

  •
  Develop new nutritional ingredients for use in supplements;

  •
  Study the metabolic activities of existing and newly identified nutritional ingredients;

  •
  Enhance existing products, as new discoveries in nutrition and skin care are made; and

  •
  Formulate products to meet diverse regulatory requirements across all of our markets.

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies which are intended to further evaluate the efficacy of our products. In addition, we work with outside research organizations to further support various aspects of our research and development efforts. One of these organizations is the Linus Pauling Institute at Oregon State University. Our work with the Linus Pauling Institute will advance the science of human nutrition and health, provide us with valuable information to formulate and upgrade our nutritional products, and better advise our customers on how to use USANA products. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, and Sydney University in Australia. Additionally, our Scientific Advisory Council, comprised of health care professionals worldwide, provides us with valuable insights into product applications and efficacy. It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we can provide what we believe to be some of the highest quality health products in the industry.

        In-house Manufacturing.    We manufacture products that account for approximately 75% of our product sales. We believe that our ability to manufacture in-house our own products is a significant competitive advantage for the following reasons:

  •
  We can better control the quality of raw materials and finished products;

  •
  We can more reliably monitor the manufacturing process to better guarantee potency and bioavailability and to reduce the risk of product contamination;

  •
  We can better control production schedules to increase the likelihood of maintaining an uninterrupted supply of products for our customers;

  •
  We are able to produce most of our own prototypes in the research phase of product development; and

  •
  We are better able to manage the underlying costs associated with manufacturing our products.

        Science-based Products.    As a result of our emphasis on research and development and our in-house manufacturing capabilities, we have developed a focused and compact line of high-quality health products that we believe provides health benefits to our customers. Our products have been developed based on a combination of published research, in vitro and in vivo testing, in-house and third-party clinical studies, and sponsored research. Additionally, we design, manufacture, package, and label our products in a manner that we believe is consistent with the more stringent pharmaceutical standards, rather than the standards set for dietary supplements.

        Attractive Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We believe that our Compensation Plan is one of the most financially rewarding in the network marketing industry. We further incent our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a down-line organization where we conduct business. During the third quarter of 2008, we announced two enhancements to our Associate Compensation Plan as further discussed under "Growth Strategy—Attract and Retain Associates" below. These enhancements provide additional opportunities for our Associates to earn income through our Compensation Plan.

        To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates. For example, during the third quarter of 2009, we introduced a new on-line training system, called eApprentice. This system was designed to make training in USANA's network marketing system readily available and both simple to use and easy to understand. This training system will assist new Associates by providing detailed training about the industry and a deeper understanding of USANA's products and compensation plan.

        In addition to Company-sponsored meetings and sales tools and resources, we maintain a website exclusively for our Associates, where they can keep up on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop for products, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, e-cards for advertising, and a tax management tool.

        We also believe that recognition is an important factor in supporting and retaining our Associates. We understand that being a successful USANA Associate requires hard work and dedication. We frequently hold a variety of contests and promotions, rewarding our Associates for their achievements to help motivate them and recognize their efforts. We also celebrate key achievements and rank advancements of our Associates. We believe that our recognition programs and contests greatly contribute to our ability to retain our Associates.

        Business Model.    We believe that our business model provides, among others, the following advantages:

  •
  Our business model does not require a company-employed sales force to sell our products, and we experience a minimal incremental cost to add a new Associate;

  •
  Commissions paid to our Associates are tied to sales performance;

  •
  Because payment is required at the time an Associate or Preferred Customer purchases product, accounts receivable are avoided on the sale of products;

  •
  We have a monthly product subscription program known as "Autoship," which provides a stream of recurring revenue, (for the year ended January 2, 2010, this program represented 45% of our sales); and

  •
  We can readily expand into new international markets with only moderate investment because we generally maintain only one administrative and customer support office and one or two warehouses in each of these markets.

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

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Associates.    Our Associates are the key to the growth of our business. Accordingly, we must continue to attract and retain Associates. For this reason, our management team maintains a close working relationship with our Associate leaders. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates. Additionally, we continue to increase our investment in these events and in the marketing of our Compensation Plan to aid Associates in improving the productivity of their businesses. To assist our Associates in growing their businesses, we announced at our Annual International Convention in 2008, two enhancements to our Associate Compensation Plan. The first is an Elite Bonus, which was designed to reward and motivate our top income-earning Associates and create competition among them, leading to growth in sales. The second enhancement is a Matching Bonus, which provides another opportunity to our Associates to earn income by receiving a matching commission from USANA when any new Associate they sponsor reaches the status of Platinum Pacesetter and earns a commission. This Platinum Pacesetter status is achieved within the first six weeks after enrolling with USANA.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have begun to register certain products with regulatory and government agencies in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by creating a down-line across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate the future markets that we open into this plan.

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually reviewing the latest scientific findings related to nutrition, conducting in-house research and clinical trials, looking at new technologies, and attending scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by our customers, we will generally pursue development of that product. During the third quarter of 2009, we launched upgraded versions of our flagship products, Essentials and HealthPak. These products were updated to provide much higher levels of vitamin D (recent research shows that most Americans are chronically deficient for this important nutrient), higher levels of iodine, more resveratrol, and more alpha lipoic acid. All of these improvements help to keep USANA on the cutting edge of nutritional science. Additionally, we introduced newly formulated extra-strength tablets, which include higher doses of four of our core optimizers. These extra-strength tablets are exclusive to our fully customizable supplement system, MyHealthPak. We also introduced a probiotic product, and Vitamin D booster, a seasonal product that will be available every year during the winter months.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 1.5% in 2007, and 1.6% in both 2008 and 2009. Because our emphasis on satisfaction is a hallmark of our business model, we permit Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned Associates and Preferred Customers may either receive a refund based on their original form of payment, or credit on account for a product exchange.

Major Customers

        Sales are made to independent Associates and Preferred Customers. No single customer has ever accounted for 10% or more of net sales in any fiscal year. Associates may sell our products only in countries where we have approved the sale of our products.

Compliance by Associates

        We continually monitor and review our Associates' compliance with our policies and procedures as well the laws and regulations applicable to our business. Part of this review entails an assessment of our Associates' sales activities to ensure that Associates are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates must use marketing and promotional materials provided by USANA. Associates who have achieved a certain leadership threshold are permitted, however, to produce marketing and promotional materials, but only if such materials are approved by USANA prior to use.

        From time to time, some Associates fail to adhere to our policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to our compliance group, who determine what disciplinary action is warranted in each case. More serious infractions are reported to our Compliance Committee, which includes USANA executives. If we determine that an Associate has violated any of our policies and procedures, we may take a number of disciplinary actions, such as warnings, fines or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion. More serious infractions may result in termination of the Associate's purchase and distribution rights.

        We believe that Associate compliance is critical to the integrity of our business, and, therefore, we are aggressive in ensuring that our Associates comply with our policies and procedures. As explained above, when an Associate fails to comply with our policies and procedures, we may terminate their purchase and distribution rights. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider such litigation to be routine and incidental to our business and will continue to be aggressive in ensuring that our Associates comply with our policies and procedures.

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory, and communication functions through the use of sophisticated and dependable information processing systems is critical to our success. Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes which support our global operations 24 hours a day and 365 days a year. Three of our critical applications include the following:

  •
  A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, Company and product information, and other tools to help Associates effectively manage their business and down-line organizations.

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

Regulatory Matters

        Product Regulation.    Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight management products. In the United States, advertisement of our products is regulated by the Federal Trade Commission ("FTC") under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act ("FDCA") and the regulations thereunder. USANA products in the U.S. are also subject to regulation by, among others, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and

the Environmental Protection Agency. The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies in each country in which they are distributed. For example, in Australia, we are subject to the Therapeutic Goods Administration and, in Japan, to the Ministry of Health, Labor and Welfare.

        Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims.

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

        Historically, the manufacture of nutritional or dietary supplements and related products in the United States has required compliance with food-model GMPs promulgated by the FDA. In June 2007, however, the FDA published GMPs for dietary supplements, which became effective June 1, 2008. The dietary supplement GMPs are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements.

        In general, our personal care products, which are regulated as cosmetic products by the FDA, are not subject to pre-market approval by that agency. Cosmetics, however, are subject to regulation by the FDA under the FDCA adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. Over-the-counter ("OTC") drug products, including cosmetics, may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we would be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product. If such an agency ruling were to become final, we would be required to stop marketing the product as currently formulated. Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FDCA, including GMPs, labeling, and the FDCA's regulations regarding misbranding and adulteration. We believe our products comply with these regulations.

        Advertising of our products in the U.S. is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for our products in the U.S.

        In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight management, and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the U.S., and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the U.S.

        The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the U.S. in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the U.S.

        The Public Health Security and Bioterrorism Preparedness and Response Act of 2002 ("Bioterrorism Act") includes several provisions that have resulted in additional regulatory compliance issues for us in the U.S. For example, one provision in the Bioterrorism Act requires the Secretary of Health and Human Services to develop regulations that mandate that domestic and foreign facilities, which manufacture, process, pack, or hold food for human or animal consumption in the United States, register with the FDA. On November 24, 2003, we fulfilled this requirement by registering with the FDA. Another provision of the Bioterrorism Act mandates that the FDA receive prior notification of all food importation. Although some of our raw materials and other certain manufactured product may originate outside of the United States, we procure these items from entities in the United States. From time to time, we may bring consumable products that we have sent from our Salt Lake facility to our international locations back into the United States from one or more of these locations. When bringing these products back into the United States from any international location, we are also required to comply with this notification requirement.

        In December 2007, the Dietary Supplement & Nonprescription Drug Consumer Protection Act went into effect and requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this law.

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

        In April 2006, the FTC released a proposed New Business Opportunity Rule. As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours. However, in March 2008 the FTC issued a revised notice of proposed rulemaking, which indicates that the New Business Opportunity Rule as drafted will not apply to multi-level marketing companies. The comment and rebuttal periods regarding the proposed rule have closed, but the FTC has not yet issued a final rule. The New Business Opportunity Rule is currently only a proposed rule and may change before it is implemented, if it is implemented at all. If this proposed rule were adopted as it is currently proposed, it would not require us to change any of our current marketing practices.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Mannatech; Market America, Inc.; Nu Skin Enterprises, Inc.; NBTY, Inc.; and Schiff Nutrition International, Inc. Based on information that is publicly available, 2008 net sales of the aforementioned companies range from $191 million to $10.6 billion. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises that will compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Intellectual Property

        Trademarks.    We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 14 trademarks that are registered with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

        Trade Secrets.    We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

        Patents.    We have three U.S. patents. Two of our patents relate to the method of extracting an antioxidant from olives and the byproducts of olive oil production. These patents were issued in 2002 and will continue in force until December 20, 2019. In 2003, we entered into a licensing agreement with a supplier to make olive extract using our patented process. Our third patent relates to a method of self preserving our Sensé™ line of personal care products. This patent was issued in May 2007 and will continue in force until August 5, 2024.

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

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 8, 2010 we had no significant backlog of orders.

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

Employees

        As of March 8, 2010 we had approximately 930 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

        We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports, means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance. These risk factors should be read together with the other items in this report, including Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

        As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.    We rely on non-employee, independent Associates to market and sell our products and to generate virtually all of our sales. Associates typically market and sell our products on a part-time basis and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates. We rely primarily upon our Associates to attract, train and motivate new Associates. Our sales are directly dependent upon the efforts of our Associates. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Associates, retaining and motivating our existing Associates, and in improving the productivity of our Associates.

        We can provide no assurances that the number of Associates will increase or remain constant or that their productivity will increase. We experienced a 0.5% increase in active Associates during 2009, a 12.5% increase in active Associates during 2008, and a 15.0% increase during 2007. The number of active Associates may not increase and could decline in the future. Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results could be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

        The loss of a significant Associate or downline sales organization could adversely affect our business.    We rely on the successful efforts of our Associates that become leaders within our Compensation Plan. Our Compensation Plan is designed to permit Associates to sponsor new Associates, creating multiple "business centers," or levels in the downline organization. Sponsored Associates are referred to as "downline" Associates within the sponsoring Associate's "downline network." If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsoring Associate's downline network. As a result of this network marketing system, Associates develop business relationships with other Associates. The loss of a key Associate or group of Associates, large turnover or decreases in the size of the key Associate force, seasonal or other decreases in purchase volume, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations. Moreover, our ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

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

        The violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Compensation Plan could adversely affect our business.    All Associates sign a written contract and agree to adhere to the USANA policies and procedures. Although these policies and procedures prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the distribution of the products, Associates may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties. Legal actions against our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our policies and procedures and Compensation Plan are observed. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

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

        We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales. For example, the FTC released a proposed New Business Opportunity Rule in April 2006. As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours. However, in March 2008 the FTC issued a revised notice of proposed rulemaking, which indicates that the New Business Opportunity Rule as drafted will not apply to multi-level marketing companies. The comment and rebuttal periods regarding the proposed rule have closed, but the FTC has not yet issued a final rule. The New Business Opportunity Rule is currently only a proposed rule and may change before it is implemented, if it is implemented at all.

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

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 52.7% of our outstanding common stock at January 2, 2010. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

        Sales by our shareholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.    A large number of outstanding shares of our common stock are held by several of our principal shareholders. If any of these principal shareholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to decline.

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

        Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the U.S. Food and Drug Administration ("FDA") and the U.S. Federal Trade Commission ("FTC"). For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

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

        On December 1, 2005, China announced the adoption of new regulations governing direct selling. These regulations continue to be the state of the law in China. Single-level compensation models are permissible under these new regulations, but multi-level compensation models, as practiced by USANA and many other direct selling companies, are not. If we were to enter the Chinese market, we would be required to adjust our compensation and selling model to comply with these regulations. These adjustments could require more time and effort to enter the Chinese market than would otherwise be necessary, if multi-level compensation models were permissible. Additionally, such adjustments could make it more difficult to be successful in China.

        An increase in the amount of incentives paid to Associates reduces our profitability.    The payment of Associate incentives is our most significant expense. These incentives include commissions, bonuses, and certain awards and prizes. From time to time, we adjust our Compensation Plan to better manage these incentives as a percentage of net sales. We closely monitor the amount of Associate incentives that are paid as a percentage of net sales, and may periodically adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on our earnings. There can be no assurance that changes to the Compensation Plan or product pricing will be successful in achieving target levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Associates or cause us to lose some of our longer-standing Associates.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a significant portion of our net sales have been generated outside the United States. Such sales for the year ended January 2, 2010 represented 65.3% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. From time-to-time we enter into forward and option exchange contracts to manage currency fluctuations on certain commitments, including intercompany cash transfers that are denominated in a variety of currencies. We do not use derivative instruments for speculative purposes. There can be no assurance that currency contract transactions will protect our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

        Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.    In the past, we have felt the impact of disruptions to the shipping channels used to distribute our products; these disruptions have included increased port congestion, a lack of capacity on the railroads, and a shortage of manpower. In particular, we felt the effects of this disruption in our container shipments to Australia, which required additional use of airfreight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our net sales.

        The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers, could have a material adverse effect on our business, financial condition, or results of operations.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. We also contract with third-party manufacturers and suppliers for the production of some of our products, including gelatin-capsuled supplements, Garlic EC™, OptOmega®, Rev3 Energy™ Drink, our powdered drink mixes and nutrition bars, and certain of our personal care products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. There is a risk that any of our suppliers or manufacturers could discontinue manufacturing our products or selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. We have, in the past, discontinued or temporarily stopped sales of certain products that were manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials or manufactured products that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials and products, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

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

        Our business is subject to particular intellectual property risks.    Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products, as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and the interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws. We have also entered into confidentiality agreements with certain of our employees involved in research and development activities. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in the United States, Canada, and in many of the other countries in which we are either presently operating or plan to commence operations in the future. Notwithstanding our efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third-parties will not assert claims against us for infringement of their intellectual proprietary rights. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our infringing products. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, or operating results.

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

        A failure of our information technology systems would harm our business.    The global nature of our business and our seamless global compensation plan requires the development and implementation of robust and efficiently functioning information technology systems. Such systems are vulnerable to a variety of potential risks, including damage or interruption resulting from natural disasters and telecommunication failures and human error or intentional acts of sabotage, vandalism, break-ins and similar acts. Although we have adopted and implemented a business continuity and disaster recovery plan, which includes routine back-up, off-site archiving and storage, and certain redundancies, the occurrence of any of these events could result in costly interruptions or failures adversely affecting our business and the results of our operations.

        We may incur liability under our "Athlete Guarantee" program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.    USANA believes that its nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. The Company retains independent testing agencies to conduct periodic checks for banned substances. The Company further believes that, while its products promote good health, they are not otherwise considered to be "performance enhancing" as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency ("WADA"). For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up its claim that athletes who use the Company's products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA will compensate that athlete two times their current annual earnings up to one million dollars, based on the athlete's personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

  •
  Designate lots identified as dedicated to the Athlete Guarantee program and retain additional samples;

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

Item 1B.    Unresolved Staff Comments

        We received no written comments from the Commission staff that remain unresolved regarding periodic or current reports under the Exchange Act in the 180 days prior to January 2, 2010.

Item 2.    Properties

        In Salt Lake City, Utah, we own a 354,000 square foot facility that we utilize as our world-wide corporate headquarters. This facility includes space for manufacturing, distribution, and administrative functions and is located on a company-owned 16-acre parcel of land.

        In addition to our corporate headquarters, we own two other facilities. The first is a 45,000 square foot office/warehouse building in Sydney, Australia, and the second is a 31,000 square foot manufacturing facility in Tianjin, China, which is used for an immaterial amount of third-party manufacturing.

        We lease regional offices and distribution warehouses located in Canada, Hong Kong, Japan, Malaysia, Mexico, New Zealand, the Philippines, Singapore, South Korea, and Taiwan. Although we sold our contract manufacturing business during 2007, we continue to lease a facility in Draper, Utah for the manufacture and packaging of our Sensé™ products.

        We believe that the facilities listed above are in good condition and are adequately utilized. Further, we believe that our manufacturing facilities provide for the productive capacity to meet our foreseeable needs.

Item 3.    Legal Proceedings

        From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

  Chirco vs. USANA et. al

        On April 17, 2009, a former USANA Associate filed a purported class action lawsuit in State District Court in Clark County, Nevada and named USANA and certain of USANA's present and former officers and directors, as well as other individuals, as defendants. The proposed class consists of distributors who were Nevada residents at any time since 1995. The complaint is essentially a copy of a complaint from a purported distributor class action lawsuit filed against USANA in California state court in 2007, which was dismissed. The complaint alleges a number of purported material misrepresentations to the market in violation of state pyramid law, deceptive business practices, and business fraud law. The complaint seeks damages, general injunctive relief, pre-judgment interest, costs, attorney's fees, and other further relief deemed appropriate by the court. We believe the claims in this complaint are distorted, not actionable under applicable law, and without merit. In June 2009, we filed our answer to the complaint, which contained a general denial of the allegations in the complaint and set forth our affirmative defenses. Discovery is currently pending for this action. We will continue to vigorously defend the Company and related defendants in this action.

        We are not a party to any other legal proceedings that we believe will have a material impact on our financial condition or results of operations.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on The NASDAQ Global Select Market under the symbol "USNA." The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated:

2008	High	Low
First Quarter	$49.89	$18.25
Second Quarter	$28.97	$18.18
Third Quarter	$45.80	$23.52
Fourth Quarter	$44.99	$28.03

2009	High	Low
First Quarter	$33.95	$17.72
Second Quarter	$30.22	$22.41
Third Quarter	$36.93	$23.58
Fourth Quarter	$37.19	$27.87

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

        On March 8, 2010, the high and low sales prices of our common stock as reported by NASDAQ were $30.85 and $30.11, respectively.

Shareholders

        As of March 8, 2010, we had 414 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        Purchases made during the quarter ended January 2, 2010 for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
Fiscal October	21	$29.82	21	$8,736
(Oct. 4, 2009 through Nov. 7, 2009)
Fiscal November	0	$0.00	0	$8,736
(Nov. 8, 2009 through Dec. 5, 2009)
Fiscal December	0	$0.00	0	$8,736
(Dec. 6, 2009 through Jan. 2, 2010)

	21	$29.82	21

*
The Company's share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company's Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the fourth quarter with $9,368 remaining under the plan and ended with $8,736. There currently is no expiration date on the approved repurchase amount.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2005	2006(2)	2007	2008	2009
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$315,017	$365,166	$423,149	$429,012	$436,940
Cost of sales	68,703	79,836	87,891	88,878	89,803

Gross profit	246,314	285,330	335,258	340,134	347,137
Operating expenses:
Associate incentives	124,045	146,251	170,383	178,309	196,363
Selling, general and administrative(3)	62,272	76,566	94,174	113,828	99,983

Total operating expenses	186,317	222,817	264,557	292,137	296,346

Earnings from continuing operations	59,997	62,513	70,701	47,997	50,791
Other income (expense), net	479	1,408	471	(1,676)	187

Earnings from continuing operations before income taxes	60,476	63,921	71,172	46,321	50,978
Income taxes	20,439	22,679	25,530	16,376	17,422

Income from continuing operations	40,037	41,242	45,642	29,945	33,556
Loss from discontinued operations, net of tax	(1,178)	(877)	(612)	—	—

Net earnings	$38,859	$40,365	$45,030	$29,945	$33,556

Earnings (loss) per common share:
Basic
Continuing operations	$2.12	$2.29	$2.73	$1.87	$2.19
Discontinued operations	(0.06)	(0.05)	(0.04)	—	—

Net earnings	$2.06	$2.24	$2.69	$1.87	$2.19

Diluted
Continuing operations	$2.03	$2.20	$2.65	$1.85	$2.17
Discontinued operations	(0.06)	(0.04)	(0.03)	—	—

Net earnings	$1.97	$2.16	$2.62	$1.85	$2.17

Weighted average common shares outstanding:
Basic	18,873	18,053	16,734	16,048	15,340
Diluted	19,721	18,724	17,206	16,163	15,432
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$48,018	$61,290	$58,205	$45,956	$32,469
Investing activities	(5,698)	(11,680)	(26,010)	(15,206)	(3,197)
Financing activities	(46,238)	(33,218)	(46,886)	(29,765)	(29,502)
Purchase of property and equipment	(4,311)	(11,038)	(26,264)	(16,061)	(4,128)
Repurchase of common stock	(49,199)	(40,958)	(79,580)	(39,873)	(1,654)

	As of
	Dec. 31, 2005	Dec. 30, 2006	Dec. 29, 2007	Jan. 3, 2009	Jan. 2, 2010
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,579	$27,029	$12,865	$13,281	$13,658
Working capital	12,828	16,275	118	(1,860)	11,448
Current assets	41,830	60,615	45,992	52,674	51,926
Total assets	73,708	100,002	109,128	122,572	123,438
Total current liabilities	29,002	44,340	45,874	54,534	40,478
Line of credit	—	—	28,000	34,990	7,000
Other long-term liabilities	1,414	—	2,305	1,212	1,587
Stockholders' equity	43,292	55,662	32,949	31,836	74,373
Other Data:
Active Associates	133,000	153,000	176,000	198,000	199,000
Active Preferred Customers	70,000	78,000	78,000	71,000	67,000

Total Active Customers	203,000	231,000	254,000	269,000	266,000

(1)
The Company's fiscal year ends on the Saturday that is closest to December 31. The 2005, 2006, 2007, and 2009 fiscal years were 52-week years. Fiscal year 2008 was a 53-week year. The extra week in 2008 added nearly $7,000 to net sales.

(2)
Effective January 1, 2006, the Company began recognizing equity-based compensation expense in its statements of earnings.

(3)
During 2008, an unanticipated arbitration award was rendered against the Company in the amount of $7,020.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

        We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer; "Associates" and "Preferred Customers." Associates are independent distributors of our products who also purchase our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of January 2, 2010, we had approximately 199,000 active Associates and approximately 67,000 active Preferred Customers worldwide. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

        We have ongoing operations in the following markets, which are grouped and presented as follows:

  •
  North America—

  •
  United States

  •
  Canada

  •
  Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific—Australia-New Zealand, Singapore, Malaysia, and the Philippines*

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

*
Operations in the Philippines commenced in January 2009.

        As a developer and manufacturer of nutritional and personal care products, we utilize a direct selling model for the distribution of our products. The success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products. Additionally, it is important to attract and retain Preferred Customers, many of whom are loyal consumers of our products. We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is influenced by a number of factors. Some of these factors include: the growing desire for a secondary source of income and small business ownership, the general public's heightened awareness and understanding of the connection between diet and long-term health, and the aging of the worldwide population, as older people generally tend to consume more nutritional supplements.

        We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates and the continued success and growth of our business. To support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of our management team. We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates. For example, during the third quarter of 2009, we introduced a new on-line training system, called eApprentice. This system was designed to make training in USANA's network marketing system readily available, simple to use and easy to understand. We believe that this system will assist new Associates by providing detailed training about the industry and a deeper understanding of USANA's products and compensation plan.

        In addition to Company-sponsored meetings and sales tools, we maintain a website exclusively for our Associates where they can stay up-to-date on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which their prospects or retail customers can be directed, e-cards for advertising, and a tax information tool.

        Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year net sales at the average exchange rates in effect during the comparable prior year periods.

        Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. Notably, sales to Associates account for the majority of our product sales, representing 89% of product sales during 2009. In general, the volume of recurring monthly product purchases by our active Associates and Preferred Customers, in their local currencies, remains relatively constant over time. Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

        The tables below summarize the changes in our active customer base by geographic region as of the dates indicated.

Active Associates By Region
(rounded to the nearest thousand)

	As of January 3, 2009		As of January 2, 2010		Change from Prior Year	Percent Change
North America:
United States	63,000	31.8%	57,000	28.6%	(6,000)	(9.5)%
Canada	29,000	14.6%	25,000	12.6%	(4,000)	(13.8)%
Mexico	15,000	7.6%	15,000	7.5%	—	0.0%

North America Total	107,000	54.0%	97,000	48.7%	(10,000)	(9.3)%
Asia Pacific:
Southeast Asia/Pacific	44,000	22.2%	46,000	23.1%	2,000	4.5%
East Asia	40,000	20.2%	48,000	24.2%	8,000	20.0%
North Asia	7,000	3.6%	8,000	4.0%	1,000	14.3%

Asia Pacific Total	91,000	46.0%	102,000	51.3%	11,000	12.1%

	198,000	100.0%	199,000	100.0%	1,000	0.5%

Active Preferred Customers By Region
(rounded to the nearest thousand)

	As of January 3, 2009		As of January 2, 2010		Change from Prior Year	Percent Change
North America:
United States	43,000	60.6%	39,000	58.2%	(4,000)	(9.3)%
Canada	16,000	22.5%	16,000	23.9%	—	0.0%
Mexico	3,000	4.2%	3,000	4.5%	—	0.0%

North America Total	62,000	87.3%	58,000	86.6%	(4,000)	(6.5)%
Asia Pacific:
Southeast Asia/Pacific	7,000	9.9%	7,000	10.4%	—	0.0%
East Asia	1,000	1.4%	1,000	1.5%	—	0.0%
North Asia	1,000	1.4%	1,000	1.5%	—	0.0%

Asia Pacific Total	9,000	12.7%	9,000	13.4%	—	0.0%

	71,000	100.0%	67,000	100.0%	(4,000)	(5.6)%

 Total Active Customers By Region
(rounded to the nearest thousand)

	As of January 3, 2009		As of January 2, 2010		Change from Prior Year	Percent Change
North America:
United States	106,000	39.4%	96,000	36.1%	(10,000)	(9.4)%
Canada	45,000	16.7%	41,000	15.4%	(4,000)	(8.9)%
Mexico	18,000	6.7%	18,000	6.8%	—	0.0%

North America Total	169,000	62.8%	155,000	58.3%	(14,000)	(8.3)%
Asia Pacific:
Southeast Asia/Pacific	51,000	19.0%	53,000	19.9%	2,000	3.9%
East Asia	41,000	15.2%	49,000	18.4%	8,000	19.5%
North Asia	8,000	3.0%	9,000	3.4%	1,000	12.5%

Asia Pacific Total	100,000	37.2%	111,000	41.7%	11,000	11.0%

	269,000	100.0%	266,000	100.0%	(3,000)	(1.1)%

Presentation

        Product sales and the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when the product is delivered, title has transferred, and the risk of loss passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Also reflected in net sales is a provision for product returns and allowances, which is estimated based on our historical experience. Additionally, the Company collects an annual renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over a twelve-month period.

        Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, and overhead costs that are directly associated with the production and distribution of our products and sales materials, as well as duties and taxes that are associated with the import and export of our products. As our international sales increase as a percentage of net sales, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in currency exchange rates.

        Associate incentive expenses include all forms of commissions, compensation, and other incentives paid to our Associates. These incentives include bonuses earned, rewards from contests and promotions and base commissions, which makes up the majority of our Associate incentives expense. Bonuses are paid out to our Associates based on certain business growth criteria, total base commission earnings, and leadership level. Promotions and contests are offered as an incentive and reward to our Associates and are typically paid out only after an Associate achieves specific growth and advancement levels. Base commissions are paid out on the sale of products, which are assigned a sales volume point value that is independent of the product's price. Associates earn their commissions based on sales volume points that are generated in their down-line organization. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their "Qualifying Purchases." Qualifying Purchases are the amount of product that Associates must purchase each month, which they must either resell to consumers or personally use in order to qualify to earn commissions or bonuses under USANA's Compensation Plan. Commissions paid to an Associate on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

        Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate event costs, advertising, professional fees, marketing, and research and development expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. Significant depreciation and amortization expense is incurred as a result of investments in physical facilities, computer and telecommunications equipment, and systems to support our international operations.

        During 2008, we incurred two unusual expenses that affected our selling, general and administrative results. These expenses related to (1) a tender offer to acquire all of the outstanding shares of the Company initiated by the Company's Chairman and certain other participants, which was terminated on July 16, 2008, and (2) an unanticipated arbitration award against the Company for approximately $7 million. As each of the matters leading to these unusual expenses concluded in 2008, no further expense relative to these matters was incurred in 2009 or is anticipated to be incurred in the future.

        Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate. Most of our raw material purchases from suppliers and our product purchases from third-party manufacturers are transacted in U.S. dollars. Consequently, our sales and net earnings may be affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar. For several years we have received a benefit to net sales and earnings from a weakening U.S. dollar. Throughout most of 2009, however, the U.S. dollar strengthened significantly when compared with 2008, negatively affecting overall sales and earnings.

Results of Operations

        The following table summarizes our consolidated operating results as a percentage of net sales, respectively, for the periods indicated:

	Fiscal Year
	2007	2008	2009
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.8%	20.7%	20.6%

Gross profit	79.2%	79.3%	79.4%
Operating expenses:
Associate incentives	40.3%	41.6%	44.9%
Selling, general and administrative*	22.3%	26.5%	22.9%

Total operating expenses	62.6%	68.1%	67.8%

Earnings from continuing operations	16.6%	11.2%	11.6%
Other income (expense), net	0.1%	(0.4)%	0.1%

Earnings from continuing operations before income taxes	16.7%	10.8%	11.7%
Income taxes	6.0%	3.8%	4.0%

Income from continuing operations	10.7%	7.0%	7.7%
Loss from discontinued operations, net of tax benefit	(0.1)%	0.0%	0.0%

Net earnings	10.6%	7.0%	7.7%

*
Included in selling, general and administrative during 2008 was $7.0 million related to an unanticipated arbitration award, without which selling, general and administrative expense as a percent of net sales would have been 24.9%.

Summary of 2009 Financial Results and Developments

        Net sales increased $7.9 million to $436.9 million in 2009 from $429.0 million in 2008. The most significant item impacting net sales during 2009 was an increase in the average number of active Associates purchasing our products during 2009 when compared with 2008, which included the addition of operations in the Philippines in January 2009. This was partially offset by a decrease in the average number of active Preferred Customers and the overall negative effects of currency fluctuations (i.e. a significant strengthening of the U.S. dollar when compared to prior year exchange rates). Although overall net sales were reduced in 2009 by currency fluctuations, we experienced a benefit to net sales due to favorable currency rate fluctuations during the fourth quarter. Also, 2008 was a 53-week fiscal year resulting in one additional week of sales, which amounted to nearly $7.0 million.

        Net earnings increased 12.1% to $33.6 million in 2009 from $29.9 million in 2008. This year-over-year increase was primarily due to a significant decrease in selling, general and administrative expense relative to net sales, part of which related to an unanticipated arbitration award in the fourth quarter of 2008. Excluding this arbitration award, net earnings decreased by $643 thousand, or 1.9%. This decrease was primarily a result of the unfavorable net effects of currency fluctuations, and higher Associate incentives expense relative to net sales due to the full-year effect of Compensation Plan enhancements that were introduced in 2008.

        In the third quarter of 2009, we re-formulated three of our key products, which included important formula upgrades to our flagship products, Essentials and HealthPak. In conjunction with these product upgrades, we increased the price of Essentials and HealthPak in the United Stated by approximately 6% and 3%, respectively, and made minor price adjustments in some of our other markets as well. In 2009, these two products constituted approximately 31% of our global product sales. Although we do not expect these particular price changes to materially increase our net sales, we do expect our gross margins to improve as a result of these changes.

        During 2010, we will take additional steps to continue reducing our operating costs, with a specific focus on improving operating margins. We will look at areas in our cost of goods, such as raw material sourcing. Also, we will review current operating processes in our production facilities and look for ways to operate more efficiently. An important investment that was a major company focus for 2009 was our Matching Bonus program. This has been a rewarding investment for our Associates and a sales driver for USANA and, in 2010, we will work to ensure greater productivity related to this bonus in our continuing effort to grow our net sales.

Fiscal Year 2009 compared to Fiscal Year 2008

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 3, 2009 and January 2, 2010:

	Net Sales by Region (in thousands) Year Ended								Change excluding the impact of currency exchange
							Approximate impact of currency exchange
					Change from prior year	Percent change
	2008		2009
North America:
United States	$161,194	37.6%	$151,663	34.7%	$(9,531)	(5.9)%	$	N/A	(5.9)%
Canada	74,979	17.5%	65,682	15.1%	(9,297)	(12.4)%		(4,800)	(6.0)%
Mexico	23,630	5.5%	22,384	5.1%	(1,246)	(5.3)%		(4,900)	15.5%

North America Total	259,803	60.6%	239,729	54.9%	(20,074)	(7.7)%		(9,700)	(4.0)%
Asia Pacific:
Southeast Asia/Pacific	91,348	21.3%	95,185	21.8%	3,837	4.2%		(6,300)	11.1%
East Asia	61,410	14.3%	81,455	18.6%	20,045	32.6%		(800)	33.9%
North Asia	16,451	3.8%	20,571	4.7%	4,120	25.0%		(300)	26.9%

Asia Pacific Total	169,209	39.4%	197,211	45.1%	28,002	16.5%		(7,400)	20.9%

	$429,012	100.0%	$436,940	100.0%	$7,928	1.8%		$(17,100)	5.8%

        North America:    For the first time in several years, net sales in North America were negatively affected by changes in currency exchange rates. The overall negative effect of currency fluctuations in 2009, when compared with 2008, accounted for nearly half of the $20.1 million decline in net sales in this region. Further changes in net sales in this region were due to reduced product sales related to an overall decrease in the number of active Associates and Preferred Customers. We believe that this decrease in the number of Associates and Preferred Customers is largely due to the difficult economic conditions that exist in both the U.S. and Canada. As a manufacturer of premium products, we believe that the economic impact on consumer spending has affected our ability to attract and retain Associates, Preferred Customers, and other consumers of our products. We also believe that, due to the international nature of our business and our global seamless Compensation Plan, many of our North American-based Associates are pursuing the opportunity to grow their business in markets outside of

North America. We believe that this shift has also negatively affected our sales and Associate growth in North America. We are taking steps to reinvigorate our sales efforts in North America by creating and teaching the benefits of using our new training materials, by developing a new rewards and recognition program for our Associates, and by emphasizing the benefits of our Compensation Plan and products, including the unique contests and promotions that we offer, as a way to enhance our Associate retention and enrollments.

        Net sales in local currency for the United States and Canada, our largest individual markets, decreased 5.9% and 6.0%, respectively. These declines are due to fewer Associates and Preferred Customers purchasing our products in 2009. Additionally, we experienced a slight decrease in the average product order size from many of our new Associates, primarily on their initial purchase. We believe this is due to the difficult economic conditions and the related effect on consumers, as well as from the matching bonus portion of our compensation plan. Net sales in Mexico, however, increased 15.5% in local currency due primarily to an increase in the number of Associates purchasing our products throughout most of 2009.

        Asia Pacific:    Sales growth in this region was also negatively affected by currency fluctuations, which reduced net sales by approximately $7.4 million. Local currency growth, however, outpaced the negative effect of currency changes, resulting in a net sales increase of 16.5% in 2009. This increase in net sales in Asia Pacific was due mainly to higher product sales volume, resulting from double-digit, year-over-year increases in the number of active Associates during 2009. This increase in the number of active Associates came from Hong Kong, Malaysia, South Korea, and the Philippines. Similar to North America, we experienced a slight decrease in the average product order size from many of our new Associates, primarily on their initial purchase. We believe this is primarily due to the matching bonus portion of our compensation plan.

Gross Profit

        Gross profit in 2009 increased slightly to 79.4% of net sales, compared with 79.3% in 2008. This increase in gross profit margin can be primarily attributed to lower relative freight costs and select product price increases. These improvements, however, were partially offset by increased costs of certain raw materials.

Associate Incentives

        As a percentage of net sales, Associate incentives increased to 44.9% in 2009, compared with 41.6% in 2008. This increase is due to the full-year effect of Compensation Plan enhancements that were introduced at the end of the third quarter of 2008.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased to 22.9% of net sales in 2009, from 26.5% in 2008. In absolute terms, our selling, general and administrative expenses decreased by $13.8 million. The most significant components of this decrease in absolute terms were as follows:

  •
  An unanticipated arbitration award of $7.0 million that took place in 2008;

  •
  A decrease in non-recurring legal and other professional fees of approximately $3.8 million;

  •
  A decrease in wage-related expenses of approximately $2.1 million; and

  •
  A decrease in promotional expenses of approximately $1.0 million.

        The aggregate decrease in selling, general and administrative expenses listed above was partially offset by an increase in equity-based compensation expense of approximately $1.4 million.

Other Income (Expense)

        Other income (expense) improved by $1.9 million. The largest component of this change was a $0.5 million gain relating to foreign currency exchange on intercompany transactions during 2009, compared with a $1.0 million loss during 2008.

Income Taxes

        Income taxes totaled 34.2% of earnings before income taxes in 2009, compared with 35.4% in 2008. This decrease was primarily due to increased tax benefits from a research tax credit.

Fiscal Year 2008 compared to Fiscal Year 2007

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

        North America:    The decrease in 2008 net sales in North America, particularly the United States, was due to a decrease in active customers throughout most of 2008. We believe that this decrease was due to the lingering effects of negative misinformation about the Company that appeared in the mass media during 2007 and the deteriorating economic conditions in the United States. During the fourth quarter of 2008, however, we began to see growth in the number of active Associates purchasing and selling our products. We believe this growth was due to the enhancements to our Compensation Plan that we implemented during the third quarter of 2008. We continued, however, to see the number of active Preferred Customers decline. We believe that the deteriorating economic conditions in the United States and Canada contributed significantly to the declining number of active Preferred Customers.

        Asia Pacific:    The increase in 2008 net sales in Asia Pacific was due primarily to growth in Hong Kong, where net sales increased $12.5 million, or 47.4% from 2007, primarily due to a large increase in the number of active Associates in that market. Additionally, net sales in Malaysia increased $5.9 million, or 34.4% during 2008. Declining sales in most of the other markets within this region were the result of a decrease in active customers throughout most of 2008 and were partially offset by a $2.3 million benefit from changes in currency exchange rates. At the end of 2008, however, we began to see an increase in the number of active Associates in all markets within this region. Again, we believe that this increase was the result of the Compensation Plan enhancements that we introduced in 2008.

Associate Incentives

        As a percentage of net sales, Associate incentives increased to 41.6% in 2008, compared with 40.3% in 2007. This increase was due to higher base Compensation Plan commissions, Compensation Plan enhancements made at the end of the third quarter, and an increase in spending on contests and promotions.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to 26.5% of net sales in 2008 from 22.3% in 2007. In absolute terms, our selling, general and administrative expenses increased in 2008 by $19.7 million. The most significant components of this increase in absolute terms were as follows:

  •
  An unanticipated arbitration award of $7.0 million;

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

  •
  Increased spending on Associate events and support activities of $0.8 million; and

  •
  The overall impact of changes in currency exchange rates.

        Included in the increases listed above for wage-related expenses and equity-based compensation expense are increased base salaries and equity grants to certain members of senior management. These particular increases to cash and equity compensation were the result of increased compensation for senior management, which were implemented during the third quarter of 2008.

Other Income (Expense)

        Other income (expense) changed from net other income of $471 thousand in 2007 to net other expense of $1.7 million in 2008. The largest component of this change was a $1.0 million loss relating to foreign currency exchange during 2008, compared with a $732 thousand gain in 2007. Interest income also decreased $306 thousand from 2007 to 2008.

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

	Quarter Ended
	March 29, 2008	June 28, 2008	Sept. 27, 2008	Jan. 3, 2009(2)	April 4, 2009	July 4, 2009	Oct. 3, 2009	Jan. 2, 2010
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$101,570	$109,208	$107,176	$111,058	$97,299	$112,093	$110,764	$116,784
Cost of sales	21,502	21,884	22,228	23,264	19,846	23,753	22,637	23,567

Gross profit	80,068	87,324	84,948	87,794	77,453	88,340	88,127	93,217
Operating expenses:
Associate incentives	41,364	45,603	44,573	46,769	41,890	50,321	50,799	53,353
Selling, general, and administrative	27,036	25,753	27,621	33,418	25,330	24,719	25,414	24,520

Total operating expenses	68,400	71,356	72,194	80,187	67,220	75,040	76,213	77,873

Earnings from operations	11,668	15,968	12,754	7,607	10,233	13,300	11,914	15,344
Other income (expense), net	(71)	(65)	(489)	(1,051)	(90)	125	110	42

Earnings from operations before income taxes	11,597	15,903	12,265	6,556	10,143	13,425	12,024	15,386
Income taxes	4,304	5,821	4,185	2,066	3,497	4,634	4,112	5,179

Net earnings	$7,293	$10,082	$8,080	$4,490	$6,646	$8,791	$7,912	$10,207

Earnings per common share(1):
Basic	$0.45	$0.62	$0.50	$0.29	$0.43	$0.57	$0.52	$0.67
Diluted	$0.44	$0.61	$0.50	$0.29	$0.43	$0.57	$0.51	$0.66
Weighted average shares outstanding:
Basic	16,363	16,393	16,031	15,452	15,350	15,350	15,345	15,314
Diluted	16,459	16,460	16,133	15,642	15,382	15,385	15,547	15,558

(1)
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

(2)
The quarter ended January 3, 2009 included one extra week of sales, due to 2008 being a 53-week fiscal year, which amounted to nearly $7,000. Also, included in selling, general and administrative for the quarter was an unaticipated arbitration award in the amount of $7,020.

	Quarter Ended
	March 29, 2008	June 28, 2008	Sept. 27, 2008	Jan. 3, 2009	April 4, 2009	July 4, 2009	Oct. 3, 2009	Jan. 2, 2010
Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.2	20.0	20.7	20.9	20.4	21.2	20.4	20.2

Gross profit	78.8	80.0	79.3	79.1	79.6	78.8	79.6	79.8
Operating expenses:
Associate incentives	40.7	41.7	41.6	42.1	43.1	44.9	45.9	45.7
Selling, general and administrative	26.6	23.5	25.8	30.1	26.0	22.0	22.9	21.0

Total operating expenses	67.3	65.3	67.4	72.2	69.1	66.9	68.8	66.7

Earnings from operations	11.5	14.6	11.9	6.9	10.5	11.8	10.8	13.1
Other income (expense), net	(0.1)	(0.1)	(0.5)	(0.9)	(0.1)	0.1	0.1	—

Earnings from operations before income taxes	11.4	14.6	11.4	6.0	10.4	12.0	10.9	13.1
Income taxes	4.2	5.3	3.9	1.9	3.6	4.1	3.8	4.4

Net earnings	7.2%	9.2%	7.5%	4.1%	6.8%	7.8%	7.1%	8.7%

        We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

  •
  The recruiting and retention of Associates and Preferred Customers;

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

        Because our products are ingested by consumers or applied to their bodies, we are highly dependent upon consumers' perception of the safety, quality, and efficacy of our products and nutritional supplements in general. As a result, substantial negative publicity, whether founded or unfounded, concerning one or more of our products or of other products that are similar to our products could adversely affect our business, financial condition, or results of operations.

        As a result of these and other factors, quarterly revenues, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that we will be able to increase revenues in future periods or be able to sustain the level of revenue or rate of revenue growth on a quarterly or annual basis that we have sustained in the past. Due to the foregoing factors, future results of operations could be below the expectations of public market analysts and investors. If that occurs, the market price of our common stock would likely decline.

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. There are no material restrictions on our ability to transfer and remit funds among our international markets.

Operating cash flow

        We typically generate positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $32.5 million in 2009, compared with $46.0 million in 2008. The most significant factors of this change were the unusual payments that we made during the first half of 2009 and their effects on related balance sheet items, such as other liabilities and prepaid expenses and other assets. The payments, totaling $14.4 million, were the result of an IRS tax settlement and an unanticipated arbitration award.

        As a U.S.-based, multi-national company, reporting in U.S. dollars, we received a benefit to net sales and earnings for several years prior to 2009 from favorable changes in currency exchange rates. Net sales and earnings for 2009, however, were negatively affected by a significant strengthening of the U.S. dollar during the first three quarters of 2009, compared with the first three quarters of 2008. During the fourth quarter of 2009, however, we received a benefit to net sales and earnings due to a weaker U.S. dollar, compared with the fourth quarter of 2008. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.

Line of credit

        We currently maintain a $40.0 million credit facility with Bank of America. As of January 2, 2010, our balance on this line of credit was $7.0 million, down from $35.0 million at the beginning of the year. The weighted-average interest rate on this line of credit at January 2, 2010 was 1.23%.

        The agreement for this line of credit contains restrictive covenants, which require us to maintain a consolidated rolling, four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") equal to or greater than $50.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.5 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement includes a modification for certain additional non-cash expenses. As of January 2, 2010, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

        We will be required to pay the balance on this line of credit in full at the time of maturity in May 2011 unless the line is replaced or terms are renegotiated. There can be no assurance that we will be able to secure the same or similar credit terms on a new line of credit upon maturity of our existing agreement or that we will have the same amount available to us.

Working capital

        Cash and cash equivalents increased slightly to $13.7 million at January 2, 2010, from $13.3 million at January 3, 2009. Net working capital increased to $11.4 million at January 2, 2010, compared with ($1.9) million at January 3, 2009. This increase in net working capital was due mostly to a decrease in other current liabilities as a result of the unusual payments mentioned above. The impact of these payments on our cash balance was partially offset by decreased spending on property, plant, and equipment due to the completion of our facility expansion projects in 2008.

Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors. During 2009, we repurchased and retired 54 thousand shares of common stock for a total investment of $1.7 million, at an average market price of $30.63 per share. There currently is no expiration date on the remaining approved repurchase amount of $8.7 million and no requirement for future share repurchases.

Summary

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to January 2, 2010:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$6,382	$3,269	$2,949	$164	$—
Other Commitments	7,770	3,330	3,874	566	—
Line of Credit	7,216	152	7,064

Total Contractual Obligations	$21,368	$6,751	$13,887	$730	$—

        "Operating Leases" generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts that are outlined in the table above.

        "Other Commitments" include consulting- and IT-related services, corporate and athlete sponsorships, facility maintenance, and services related to the events that we hold for our Associates both locally and internationally. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates.

        The "Line of Credit" has a maturity date of May 2011. Interest on the principal and fees on the unused portion of this line are due periodically, with the principal due at maturity. This estimate is based upon the balance at, and interest rates in effect on, January 2, 2010.

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

        Allowance for Inventory Valuation.    Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. An allowance for inventory valuation is maintained and is based on the difference between the cost of the inventory and its estimated market value. To estimate the allowance, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in additional reserves. At January 3, 2009 and January 2, 2010, our allowance for inventory valuation totaled 10.8% and 7.5% of gross inventory, respectively. Actual write-offs have not varied materially from the allowance.

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

        Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. Each company for which goodwill has been recognized was acquired in the United States. Goodwill is not amortized, but rather it is tested at least annually for impairment (or more frequently if triggering events or changes in circumstances indicate impairment). An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows. The determination of impairment is made at the reporting unit level and consists of two steps. The first step involves testing for impairment of goodwill by estimating the fair values of reporting units. If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Fair value of each of the acquired subsidiaries at January 2, 2010 was greater than the carrying amount; therefore, no impairment was recorded.

        Accounting for Income Taxes.    We calculate income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure, together with assessing temporary differences for items treated differently for tax and financial reporting. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Additional information is available in Note E to the Consolidated Financial Statements herein.

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

        Equity-Based Compensation.    We record compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For more information regarding the assumptions and estimates used in calculating this equity-based compensation expense, see Note K to the Consolidated Financial Statements herein.

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

        Foreign Currency Risks.    Net sales outside the United States represented 59.9%, 62.4%, and 65.3% of our net sales in 2007, 2008, and 2009, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. This risk is partially mitigated by the fact that our sales are spread across 14 countries, with Canada being our largest international market at 15.1% of net sales in 2009, followed by Hong Kong (where the local currency is tied to the U.S. dollar) at 13.6%. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

        At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We do not use derivative financial instruments for trading or speculative purposes. From time-to-time we use currency exchange contracts, which includes the purchase of put and call options, giving us the right, but not the obligation, to sell or buy international currency at a specified exchange rate ("strike price"). These contracts provide protection in the event that the currency weakens beyond the option strike price. The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements. We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions. As of January 2, 2010, we had no currency exchange contracts in place.

        Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the quarterly periods indicated:

	2007				2008				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.17	1.10	1.05	0.98	1.00	1.01	1.04	1.20	1.24	1.16	1.09	1.06
Australian Dollar	1.27	1.20	1.18	1.12	1.11	1.06	1.12	1.48	1.50	1.31	1.20	1.10
New Zealand Dollar	1.44	1.35	1.34	1.31	1.27	1.29	1.40	1.72	1.87	1.65	1.48	1.36
Hong Kong Dollar	7.81	7.82	7.81	7.78	7.79	7.80	7.80	7.75	7.75	7.75	7.75	7.75
Japanese Yen	119.32	120.77	117.77	113.11	105.39	104.45	107.63	95.90	93.83	97.09	93.28	90.38
New Taiwan Dollar	32.91	33.13	32.92	32.42	31.56	30.44	31.14	32.93	33.98	33.11	32.75	32.36
Korean Won	938.98	928.88	927.50	920.95	954.48	1,016.0	1,058.7	1,346.5	1,411.3	1,250.0	1,234.6	1,174.6
Singapore Dollar	1.53	1.52	1.52	1.45	1.41	1.37	1.40	1.48	1.51	1.47	1.44	1.40
Mexican Peso	11.02	10.88	10.96	10.85	10.81	10.43	10.30	12.98	14.35	13.28	13.29	13.21
Chinese Yuan	7.76	7.68	7.56	7.43	7.17	6.96	6.84	6.84	6.84	6.83	6.83	6.83
Malaysian Ringitt	3.50	3.43	3.47	3.36	3.23	3.21	3.33	3.54	3.63	3.54	3.52	3.40
Philippine Peso	*	*	*	*	*	*	*	*	47.68	47.62	48.06	46.98

*
USANA operations had not commenced during period indicated.

        Interest Rate Risks.    As of January 2, 2010, we had a balance of $7.0 million outstanding on our line of credit, with a weighted-average interest rate of 1.23%. This interest rate is computed at the bank's Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months. The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings. If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 2, 2010.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2010. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, using those criteria, management concluded that, as of January 2, 2010, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of January 2, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 2, 2010, that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this Form:

          1.     Financial Statements

          2.     Financial Statement Schedules.

    For the years ended December 29, 2007, January 3, 2009, and January 2, 2010
        Schedule II—Valuation and Qualifying Accounts

          3.     Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
3.2	Bylaws (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)
10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*
10.2
Form of employee or director non-statutory stock option agreement under the 2002 USANA Health Sciences, Inc. Stock Option Plan (incorporated by reference to Annual Report on Form 10-K, filed March 6, 2006)*
10.3	Form of employee incentive stock option agreement under the 2002 USANA Health Sciences, Inc. Stock Option Plan (incorporated by reference to Annual Report on Form 10-K, filed March 6, 2006)*
10.4
Credit Agreement, dated as of June 16, 2004, by and between Bank of America, N.A. and USANA Health Sciences, Inc. (incorporated by reference to Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed August 5, 2004)
10.5	Amendment to Credit Agreement, dated as of May 17, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the period ended July 1, 2006, filed August 8, 2006)
10.6	Amendment to Credit Agreement, dated as of April 24, 2007 (incorporated by reference to Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 7, 2007)
10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)*
10.8
Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.9
Form of Stock Option Agreement for award of non-statutory stock options to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.10
Form of Incentive Stock Option Agreement for award of incentive stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.11
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.12
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*

Exhibit Number	Description
10.13	Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.14	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Current Report on Form 8-K, filed May 24, 2006)*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of March 8, 2010 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Chief Executive Officer

Date: March 17, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 17, 2010
/s/ DAVID A. WENTZ David A. Wentz	Chief Executive Officer (Principal Executive Officer)	March 17, 2010
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 17, 2010
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 17, 2010
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 17, 2010
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 17, 2010
/s/ JEFFREY A. YATES Jeffrey A. Yates	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2010

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
USANA Health Sciences, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, UT
March 15, 2010

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of January 3, 2009	As of January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$13,281	$13,658
Inventories	23,879	25,761
Prepaid expenses and other current assets	12,657	10,391
Deferred income taxes	2,857	2,116

Total current assets	52,674	51,926
Property and equipment, net	56,762	57,241
Assets held for sale	607	—
Goodwill	5,690	5,690
Other assets	6,839	8,581

	$122,572	$123,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,879	$5,810
Other current liabilities	47,655	34,668

Total current liabilities	54,534	40,478
Line of credit	34,990	7,000
Other long-term liabilities	1,212	1,587
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 15,350 as of January 3, 2009 and 15,309 as of January 2, 2010	15	15
Additional paid-in capital	8,089	16,425
Retained earnings	24,107	56,410
Accumulated other comprehensive income (loss)	(375)	1,523

Total stockholders' equity	31,836	74,373

	$122,572	$123,438

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2007	2008	2009
Net sales	$423,149	$429,012	$436,940
Cost of sales	87,891	88,878	89,803

Gross profit	335,258	340,134	347,137
Operating expenses:
Associate incentives	170,383	178,309	196,363
Selling, general and administrative	94,174	113,828	99,983

Total operating expenses	264,557	292,137	296,346

Earnings from continuing operations	70,701	47,997	50,791
Other income (expense):
Interest income	555	249	82
Interest expense	(806)	(792)	(609)
Other, net	722	(1,133)	714

Other income (expense), net	471	(1,676)	187

Earnings from continuing operations before income taxes	71,172	46,321	50,978
Income taxes	25,530	16,376	17,422

Income from continuing operations	45,642	29,945	33,556
Loss from discontinued operations, net of tax benefit	(612)	—	—

Net earnings	$45,030	$29,945	$33,556

Earnings (loss) per common share
Basic
Continuing operations	$2.73	$1.87	$2.19
Discontinued operations	(0.04)	—	—

Net earnings	$2.69	$1.87	$2.19

Diluted
Continuing operations	$2.65	$1.85	$2.17
Discontinued operations	(0.03)	—	—

Net earnings	$2.62	$1.85	$2.17

Weighted average common shares outstanding
Basic	16,734	16,048	15,340
Diluted	17,206	16,163	15,432

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

Years ended December 29, 2007; January 3, 2009; and January 2, 2010

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at December 30, 2006	17,859	$18	$13,391	$41,898	$355	$55,662
Comprehensive income
Net earnings for the year	—	—	—	45,030	—	45,030
Foreign currency translation adjustment, net of tax expense of $385	—	—	—	—	634	634

Comprehensive income						45,664
Common stock repurchased and retired	(1,892)	(2)	(18,958)	(60,620)	—	(79,580)
Common stock awarded to Associates	1	—	47	—	—	47
Equity-based compensation expense	—	—	6,108	—	—	6,108
Common stock issued under equity award plans, including tax benefit of $1,900	230	—	5,048	—	—	5,048

Balance at December 29, 2007	16,198	$16	$5,636	$26,308	$989	$32,949
Comprehensive income
Net earnings for the year	—	—	—	29,945	—	29,945
Foreign currency translation adjustment, net of tax benefit of $1,267	—	—	—	—	(1,364)	(1,364)

Comprehensive income						28,581
Common stock repurchased and retired	(1,116)	(1)	(7,726)	(32,146)	—	(39,873)
Equity-based compensation expense	—	—	7,688	—	—	7,688
Common stock issued under equity award plans, including tax benefit of $1,745	268	—	2,491	—	—	2,491

Balance at January 3, 2009	15,350	$15	$8,089	$24,107	$(375)	$31,836
Comprehensive income
Net earnings for the year	—	—	—	33,556	—	33,556
Foreign currency translation adjustment, net of tax expense of $1,852	—	—	—	—	1,898	1,898

Comprehensive income						35,454
Common stock repurchased and retired	(54)	—	(401)	(1,253)	—	(1,654)
Equity-based compensation expense	—	—	8,925	—	—	8,925
Common stock issued under equity award plans, including tax expense of $319	13	—	(188)	—	—	(188)

Balance at January 2, 2010	15,309	$15	$16,425	$56,410	$1,523	$74,373

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2007	2008	2009
Cash flows from operating activities
Net earnings	$45,030	$29,945	$33,556
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,333	6,697	7,069
(Gain) loss on sale of property and equipment	53	(68)	(149)
Equity-based compensation expense	6,108	7,688	8,925
Excess tax benefit from equity-based payment arrangements	(1,546)	(2,372)	(11)
Common stock awarded to Associates	47	—	—
Deferred income taxes	(1,565)	(2,435)	(2,296)
Provision for inventory valuation	1,323	1,000	824
Changes in operating assets and liabilities:
Inventories	2,681	(7,216)	(1,123)
Prepaid expenses and other assets	(2,556)	(5,306)	1,685
Accounts payable	(3,140)	686	(1,138)
Other liabilities	6,437	17,337	(14,873)

Total adjustments	13,175	16,011	(1,087)

Net cash provided by operating activities	58,205	45,956	32,469

Cash flows from investing activities
Receipts on notes receivable	123	726	245
Increase in notes receivable	(666)	(19)	(151)
Proceeds from sale of property and equipment	797	148	837
Purchases of property and equipment	(26,264)	(16,061)	(4,128)

Net cash used in investing activities	(26,010)	(15,206)	(3,197)

Cash flows from financing activities
Proceeds from equity awards exercised	3,148	746	131
Excess tax benefits from equity-based payment arrangements	1,546	2,372	11
Repurchase of common stock	(79,580)	(39,873)	(1,654)
Borrowings on line of credit	104,093	85,020	57,020
Payments on line of credit	(76,093)	(78,030)	(85,010)

Net cash used in financing activities	(46,886)	(29,765)	(29,502)
Effect of exchange rate changes on cash and cash equivalents	527	(569)	607

Net increase (decrease) in cash and cash equivalents	(14,164)	416	377
Cash and cash equivalents, beginning of year	27,029	12,865	13,281

Cash and cash equivalents, end of year	$12,865	$13,281	$13,658

Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest, net of amount capitalized	$659	$714	$552
Income taxes	25,421	19,968	22,817

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

Principles of consolidation

        The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in two geographic regions: North America and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, East Asia, and North Asia. North America includes the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands. Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, and the Philippines; East Asia includes Hong Kong and Taiwan; and North Asia includes Japan and South Korea. All significant inter-company accounts and transactions have been eliminated in this consolidation.

Business activity

        The Company operates in a single operating segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors ("Associates") throughout the United States, Canada, Mexico, the United Kingdom, the Netherlands, Australia, New Zealand, Singapore, Malaysia, the Philippines, Hong Kong, Taiwan, Japan, and South Korea. No single Associate accounted for more than 10% of net sales for the years ended 2007, 2008, or 2009. An immaterial amount of third-party manufacturing is conducted at the Company's facility located in Tianjin, China.

        Prior to the 2007 sale of assets that were related to its third-party contract manufacturing business, the Company operated two reportable business segments: Direct Selling and Contract Manufacturing. The Company's financial results have since been adjusted to reflect the reclassification of sales and related expenses in the former Contract Manufacturing segment to "discontinued operations." Further information on this sale can be found in Note B—Discontinued Operations.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2007 and 2009 were 52-week years. Fiscal year 2008 was a 53-week year. Fiscal year 2007 covered the period December 31, 2006 to December 29, 2007 (hereinafter 2007). Fiscal year 2008 covered the period December 30, 2007 to January 3, 2009 (hereinafter 2008). Fiscal year 2009 covered the period January 4, 2009 to January 2, 2010 (hereinafter 2009).

Use of estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates for the Company relate to revenue recognition, obsolescence, goodwill, equity-based compensation, and income taxes. Actual results could differ from

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Translation of foreign currencies

        The functional currency of the Company's foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at month-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the monthly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from intercompany transactions are included in the "Other, net" component of Other income (expense) in the Company's consolidated statements of earnings.

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

Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company recognizes interest and penalties related

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to unrecognized tax benefits in income taxes. Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested. At January 2, 2010, taxes had not been provided on $1,600 of accumulated undistributed earnings of subsidiaries that has been or is intended to be permanently reinvested.

Interest cost capitalized

        The Company capitalizes interest cost that it has incurred on funds that it has used to construct property, plant, and equipment. This capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life once placed in service.

Property and equipment

        Property and equipment are recorded at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the related assets. The straight-line method of depreciation and amortization is followed for financial statement purposes. Leasehold improvements are amortized over the shorter of the life of the respective lease or the useful life of the improvements. Property and equipment are reviewed for impairment whenever triggering events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at least annually for impairment (or more frequently if triggering events or changes in circumstances indicate impairment). The first step involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair value of each of the acquired subsidiaries at January 2, 2010 was greater than the carrying amount; therefore, no impairment was recorded.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $1,000 and aggregate claims that are greater than 125% of projected claims. The Company's recorded expense includes an estimate for claims that have been incurred but not billed. A liability is accrued and reflected in the Balance Sheet for all unpaid and unbilled claims. Total expense under this self insurance program was $3,499, $3,983 and $3,355 in 2007, 2008 and 2009, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $3,148, $746, and $131 in cash proceeds from the exercise of equity awards in 2007, 2008, and 2009, respectively. The Company also realizes an income tax benefit from the exercise of certain equity awards. For equity awards earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital. For equity awards earned after January 1, 2006, the tax benefits are recorded in accordance with ASC 718-740, "Compensation-Stock Compensation." Under ASC 718-740, the Company establishes deferred tax assets for the value of certain equity awards. Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool"). If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax benefit recorded in additional paid-in capital was $1,900 in 2007 and $1,745 in 2008. The total tax expense recorded in additional paid-in capital was $319 in 2009.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of January 2, 2010, $8,736 was available to repurchase shares under this plan.

Revenue recognition and deferred revenue

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered to Associates, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is founded on historical experience. Additionally, the Company collects an annual account renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

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

        According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned Associates and Preferred Customers may either receive a refund based on their original form

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of payment, or credit on account for a product exchange. Product returns totaled approximately 1.5%, 1.6%, and 1.6% of net sales during fiscal years 2007, 2008, and 2009, respectively.

Shipping and handling costs

        The Company's shipping and handling costs are included in cost of sales for all periods presented.

Associate incentives

        Associate incentives expenses include all forms of commissions, compensation, and other incentives paid to our Associates.

Selling, general and administrative

        Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate event costs, advertising and professional fees, marketing, and research and development expenses.

Equity-based compensation

        The Company records compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience. Equity-based compensation expense is recognized under the straight-line method over the period that service is provided, which is generally the vesting term. Further information regarding equity awards can be found in Note K—Equity-Based Compensation.

Advertising

        Advertising costs are charged to expense as incurred. Advertising expense totaled $1,219 in 2007, $1,583 in 2008 and $1,575 in 2009.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $3,363 in 2007, $3,306 in 2008 and $3,626 in 2009.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently adopted accounting pronouncements

        In May 2009, the Financial Accounting Standards Board (FASB) issued ASC 855, "Subsequent Events," which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted ASC 855 during the second quarter ended July 4, 2009, and its application had no impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued ASC 105, "Generally Accepted Accounting Principles," which establishes the "FASB Accounting Standards Codification™" (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the third quarter ended October 3, 2009. The adoption had no impact on the Company's consolidated financial statements. All prior references to previous GAAP in the Company's consolidated financial statements were updated with new references under the Codification.

Recently issued accounting pronouncements

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal periods beginning on or after June 15, 2010. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

NOTE B—DISCONTINUED OPERATIONS

        Consistent with the Company's long-term objectives of focusing on its Direct Selling Segment, on June 5, 2007, the Company adopted a plan to discontinue the operations of its third-party contract manufacturing business at its Draper, Utah facility. On August 10, 2007, the Company completed the sale of certain assets of its third-party contract manufacturing business, including inventory, property and equipment, and accounts receivable, for a total of $3,444 consisting of $800 cash received at closing and notes receivable of $2,644. The Company retained assets that are associated with manufacturing and packaging its Sensé™ skin and beauty care products and continues to manufacture these products at the Draper, Utah facility.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B—DISCONTINUED OPERATIONS (Continued)

        The results of the third-party contract manufacturing operations have been classified as "discontinued operations" for all relevant periods. There are no reported discontinued operations beyond the year ended December 29, 2007. The Company's sales reported in discontinued operations for the year ended December 29, 2007 were $4,460.

        The following table shows the composition of discontinued operations on the Consolidated Statement of Earnings for 2007.

Year ended
2007
Loss from discontinued operations	$(938)
Income tax benefit	343
Loss from disposal, included in other income (expense)	(17)

Loss from discontinued operations (net of tax benefit)	$(612)

NOTE C—INVENTORIES

        Inventories consist of the following:

	January 3, 2009	January 2, 2010
Raw materials	$7,063	$6,785
Work in progress	5,412	5,003
Finished goods	11,404	13,973

	$23,879	$25,761

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	January 3, 2009	January 2, 2010
Prepaid insurance	$1,393	$1,165
Other prepaid expenses	1,458	2,263
Federal income taxes receivable	3,759	505
Miscellaneous receivables, net	3,182	2,775
Deferred commissions	2,174	2,738
Other current assets	691	945

	$12,657	$10,391

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year ended
	2007	2008	2009
Current
Federal	$21,108	$16,793	$15,116
State	2,267	2,006	1,091
Foreign	3,416	1,041	1,800

	26,791	19,840	18,007
Deferred
Federal	(1,064)	(3,268)	(326)
State	(75)	(117)	(18)
Foreign	(122)	(79)	(241)

	$25,530	$16,376	$17,422

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2007, 2008 and 2009, is as follows:

	Year ended
	2007	2008	2009
Federal income taxes at statutory rate	$24,910	$16,212	$17,842
State income taxes, net of federal tax benefit	1,762	959	1,032
Difference between U.S. statutory rate and foreign rate	(15)	20	(108)
Qualified production activities deduction	(991)	(695)	(979)
Research tax credit	(436)	—	(438)
Equity-based compensation—incentive stock options	175	57	64
Non-deductible VAT Expense	133	—	—
All other, net	(8)	(177)	9

	$25,530	$16,376	$17,422

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        Deferred tax assets and liabilities consist of the following:

	January 3, 2009	January 2, 2010
Current deferred tax assets (liabilities)
Inventory capitalization	$640	$802
Intercompany sales	333	440
Prepaid expenses	(1,281)	(1,439)
Vacation accrual	1,162	541
Provision for inventory valuation	1,068	770
Allowance for bad debts	100	158
Sales returns and allowances	407	413
Distributor accruals	138	128
All other, net	290	303

	$2,857	$2,116

Long-term deferred tax assets (liabilities), included in other assets
Accumulated depreciation/amortization	$(914)	$(1,373)
Accumulated other comprehensive income	438	(981)
Equity based compensation	5,329	8,421
All other, net	85	197

	$4,938	$6,264

        The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2005. A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other long-term liabilities is as follows:

	2008	2009
Beginning balance	$1,678	$425
Additions based on tax positions related to the current year	39	111
Additions for tax positions of prior years	—	144
Settlements	(889)	—
Lapse of statute	(403)	(135)

Ending balance	$425	$545

        The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $304 could be recognized within the next twelve months due to the lapse of the applicable statute of limitations. Recognition of these uncertain tax positions or any uncertain tax position that is included in the January 2, 2010 balance would result in an adjustment to the Company's effective tax rate.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Company records interest and penalties accrued related to unrecognized tax benefits in income taxes. In 2009, the Company recognized $3 in interest and penalties, compared to $27 in 2008 and $121 in 2007. The Company has accrued $84 and $81 for the payment of interest and penalties at the end of 2009 and 2008, respectively.

NOTE F—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 3, 2009	January 2, 2010
Buildings	40	$35,635	$37,346
Laboratory and production equipment	5 - 7	14,414	16,242
Sound and video library	5	600	600
Computer equipment and software	3 - 5	24,626	27,419
Furniture and fixtures	3 - 5	4,474	4,561
Automobiles	3 - 5	201	256
Leasehold improvements	3 - 5	3,871	4,478
Land improvements	15	1,979	2,025

		85,800	92,927
Less accumulated depreciation and amortization		36,717	43,714

		49,083	49,213
Land		6,224	7,352
Deposits and projects in process		1,455	676

		$56,762	$57,241

        During 2007 and 2008, the Company utilized its line of credit to expand its facilities in Salt Lake City, Utah, and in Sydney, Australia. The interest expense associated with these projects has been capitalized as part of the asset to which it relates and will be amortized over the asset's estimated useful life. Total interest expense incurred during 2008 and 2009 was $1,212 and $609, respectively, of which $420 was capitalized in 2008, and $0 in 2009.

NOTE G—GOODWILL

        Goodwill represents the excess of the purchase price paid of acquired entities over the fair market value of the net assets acquired. As of January 2, 2010, goodwill totaled $5,690, comprising $4,267 that was associated with the July 1, 2003 acquisition of Wasatch Products Development and $1,423 that was associated with the February 1, 2004 acquisition of FMG. Fair value of each of the acquired subsidiaries at January 2, 2010 was greater than the carrying amount; therefore, no impairment was recorded.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	January 3, 2009	January 2, 2010
Associate incentives	$6,498	$8,008
Accrued employee compensation	11,212	8,508
Income taxes	6,243	284
Sales taxes	3,923	3,683
Associate promotions	607	1,026
Deferred revenue	6,588	7,387
Provision for returns and allowances	1,101	1,115
Arbitration award	7,020	—
All other	4,463	4,657

	$47,655	$34,668

NOTE I—LONG-TERM DEBT AND LINE OF CREDIT

        The Company has a $40,000 line of credit. At January 2, 2010, there was an outstanding balance of $7,000 associated with the line of credit, with a weighted-average interest rate of 1.23%. The interest rate is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio. The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011 unless the line of credit is replaced or terms are renegotiated.

NOTE J—COMMITMENTS AND CONTINGENCIES

        1.     Operating leases

        With the exception of the Company's headquarters and Australian facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2015. The Company utilizes equipment under non-cancelable operating leases, expiring through 2014. The minimum rental commitments under operating leases at January 2, 2010 are as follows:

Year ending
2010	$3,269
2011	1,841
2012	735
2013	373
2014	140
2015	24

$6,382

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2007, 2008, and 2009 was approximately $4,530, $4,283, and $4,109, respectively.

        2.     Contingencies

        The Company is involved in various lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

        3.     Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2007, 2008, and 2009 were $622, $966, and $879, respectively. The 401(k) match balances for 2007, 2008, and 2009 were decreased by $8, $23, and $0, respectively, due to the application of prior year forfeitures of the unvested balances of terminated employees.

NOTE K—EQUITY-BASED COMPENSATION

        Equity-based compensation expense relating to equity awards granted under the current and previous plans of the Company, together with the related tax benefit recognized in earnings for the periods indicated is as follows:

	Year ended
	2007	2008	2009
Cost of sales	$650	$787	$674
Selling, general and administrative	5,458	6,901	8,251

	6,108	7,688	8,925
Related tax benefit	2,104	2,777	3,255

Net equity-based compensation expense	$4,004	$4,911	$5,670

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of January 2, 2010. This table does not include an estimate for future grants that may be issued.

2010	$8,238
2011	6,820
2012	5,450
2013	2,738
2014	132

$23,378

        The cost above is expected to be recognized over a weighted-average period of 2 years.

        The Company's 2006 Equity Incentive Award Plan (the "2006 Plan"), which was approved by the shareholders at the Annual Shareholders' Meeting held on April 19, 2006, allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards, to the Company's officers, key employees, and non-employee directors. Prior to the approval of the 2006 Plan, the Company maintained the 2002 Stock Option Plan (the "2002 Plan"), which was limited to the granting of incentive and non-qualified stock options. Options granted under the 2002 Plan generally vest 20% each year on the anniversary of the grant date and expire five to ten years from the date of grant. The 2006 Plan replaced the 2002 Plan for all future grants, and no awards have been granted under the 2002 Plan since the approval of the 2006 Plan. The 2006 Plan authorized 5,000 shares of common stock for issuance. As of January 2, 2010, 3,723 awards had been granted under the 2006 Plan, of which 3,701 were stock-settled stock appreciation rights, 8 were stock options, and 14 were deferred stock units. The Company's Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.

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

        The Company recognizes equity-based compensation expense under the straight-line method over the vesting term based on the grant date fair value and an estimate of forfeitures derived from historical experience. The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards, which requires the input of highly subjective assumptions, including expected stock price volatility. For awards granted by the Company prior to 2008, expected volatility was calculated by averaging the historical volatility of the Company and a peer group index. Beginning in 2008, expected volatility became a weighted-average of historical volatility and implied volatility of the Company. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant with respect to the expected life of the award. For awards granted prior to 2008, the simplified method was used to determine expected life. Beginning in 2008, expected life became a weighted-average that

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

includes historical settlement data of the Company's equity awards and a hypothetical holding period for outstanding awards.

        The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year ended
	2007	2008	2009
Expected volatility	41.9%	37.3%	43.5%
Risk-free interest rate	4.6%	3.2%	1.8%
Expected life	4.2 yrs.	4.0 yrs.	4.0 yrs.
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant price	$42.21	$26.74	$28.09

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 30, 2006	1,720	$27.15	5.8	$42,172
Granted	464	42.21
Exercised	(230)	13.67
Canceled or expired	(90)	35.06

Outstanding at December 29, 2007	1,864	$32.18	4.9	$12,606
Granted	2,752	26.74
Exercised	(271)	3.18
Canceled or expired	(101)	41.48

Outstanding at January 3, 2009	4,244	$30.28	4.7	$21,382
Granted	150	28.09
Exercised	(31)	25.24
Canceled or expired	(96)	29.32

Outstanding at January 2, 2010	4,267	$30.26	3.8	$17,173

Exercisable at December 29, 2007	782	$24.51	5.6	$10,562
Exercisable at January 3, 2009	793	$35.20	4.7	$1,845
Exercisable at January 2, 2010	1,564	$32.61	3.7	$4,601

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of the awards that were in-the-money.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted in 2007, 2008, and 2009 was $16.81, $8.93, and $10.30, respectively. The total intrinsic value of equity awards that were exercised during 2007, 2008, and 2009, which include stock options and stock-settled stock appreciation rights, was $8,430, $8,781, and $222, respectively.

        Additional information about stock options and stock-settled stock appreciation rights outstanding at January 2, 2010 is summarized below:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$0.74 - $3.20	28	2.1 years	$0.81	28	$0.81
19.42 - 24.99	34	4.5 years	23.52	9	19.42
26.06 - 29.04	2,814	4.1 years	26.25	677	26.73
30.36 - 36.89	175	3.5 years	33.69	125	32.50
37.60 - 39.54	703	3.3 years	38.64	539	38.74
40.35 - 60.70	513	3.2 years	41.65	187	41.76

$0.74 - $60.70	4,267	3.8 years	$30.26	1,565	$32.61

        The total fair value of equity awards that vested during fiscal years 2007, 2008, and 2009 was $5,226, $5,984, and $10,386, respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units. The Company issues new shares of common stock upon the exercise of equity awards.

NOTE L—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company designates certain derivatives, such as certain currency option and forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in "Other, net" in the Company's consolidated statements of earnings. The fair value of any option or forward contract is based on period-end quoted market prices. The Company does not use derivative financial instruments for trading or speculative purposes. The use of currency exchange contracts includes the purchase of put and call options, which give the Company the right, but not the obligation, to sell or buy international currency at a specified exchange rate ("strike price"). In addition, the Company has used forward contracts to supplement its use of options. The Company's objective in using currency exchange contracts has been to reduce the impact of currency fluctuations on cash that it repatriates. The Company has also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items. The Company did not enter into any currency exchange contracts during the year ended January 2, 2010. Historically, the exercise of currency contracts has not had a material impact on the Company's consolidated statements of earnings.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—COMPREHENSIVE INCOME

        Total comprehensive income consisted of the following:

	Year ended
	2007	2008	2009
Net earnings	$45,030	$29,945	$33,556
Foreign currency translation adjustment	634	(1,364)	1,898

Comprehensive income	$45,664	$28,581	$35,454

NOTE N—SEGMENT INFORMATION

        USANA operates in a single operating segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors Associates. As such, management has determined that the Company operates in one reportable business segment as defined in ASC 280, "Disclosures about Segments of an Enterprise and Related Information." Performance for a region or market is primarily evaluated based on sales. The Company does not use profitability reports on a regional or market basis for making business decisions. No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company's nutritional and personal care products for the periods indicated.

	Year Ended
Product Line	2007	2008	2009
USANA® Nutritionals	87%	87%	88%
Sensé—beautiful science®	10%	10%	9%

        Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific. Individual markets are categorized into these regions as follows:

  •
  North America—

  •
  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

  •
  Canada

  •
  Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific—Australia-New Zealand, Singapore, Malaysia, and the Philippines*

*
Operations in the Philippines commenced in January 2009.

  •
  East Asia—Hong Kong and Taiwan

  •
  North Asia—Japan and South Korea

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region for the years ended December 29, 2007 and January 3, 2009, and January 2, 2010 is listed below:

	Year ended
	2007	2008	2009
Net Sales to External Customers
North America
United States	$169,645	$161,194	$151,663
Canada	75,360	74,979	65,682
Mexico	22,230	23,630	22,384

North America Total	$267,235	$259,803	$239,729
Asia Pacific
Southeast Asia/Pacific	$90,690	$91,348	$95,185
East Asia	49,314	61,410	81,455
North Asia	15,910	16,451	20,571

Asia Pacific Total	$155,914	$169,209	$197,211

Consolidated Total	$423,149	$429,012	$436,940

Long-lived Assets
North America
United States	$46,620	$48,632	$46,310
Canada	178	218	404
Mexico	166	196	274

North America Total	$46,964	$49,046	$46,988
Asia Pacific
Southeast Asia/Pacific	$10,368	$12,596	$14,924
East Asia	2,030	2,163	1,870
North Asia	1,492	1,155	1,466

Asia Pacific Total	$13,890	$15,914	$18,260

Consolidated Total	$60,854	$64,960	$65,248

Total Assets
North America
United States	$69,852	$72,386	$63,145
Canada	5,558	6,261	4,902
Mexico	4,287	3,766	4,904

North America Total	$79,697	$82,413	$72,951
Asia Pacific
Southeast Asia/Pacific	$17,925	$25,149	$30,104
East Asia	6,911	10,686	14,505
North Asia	4,595	4,324	5,878

Asia Pacific Total	$29,431	$40,159	$50,487

Consolidated Total	$109,128	$122,572	$123,438

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—SEGMENT INFORMATION (Continued)

        The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Year ended
	2007	2008	2009
Net sales:
United States	$169,645	$161,194	$151,663
Canada	75,360	74,979	65,682
Hong Kong	26,450	38,992	59,956

        Due to the centralized structure of the Company's manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market. Long-lived assets in the United States totaled $46,620, 48,632 and $46,310 as of December 29, 2007, January 3, 2009 and January 2, 2010, respectively. Additionally, we own our facility in Sydney, Australia, and long-lived assets in this market totaled $11,462 and $14,116 as of January 3, 2009 and January 2, 2010, respectively. There is no significant concentration of long-lived assets in any other market.

NOTE O—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2008 and 2009.

2008	First	Second	Third	Fourth
Earnings information for the period indicated:
Net sales	$101,570	$109,208	$107,176	$111,058
Gross profit	$80,068	$87,324	$84,948	$87,794
Net earnings	$7,293	$10,082	$8,080	$4,490
Earnings per share:
Basic	$0.45	$0.62	$0.50	$0.29
Diluted	$0.44	$0.61	$0.50	$0.29

2009	First	Second	Third	Fourth
Earnings information for the period indicated:
Net sales	$97,299	$112,093	$110,764	$116,784
Gross profit	$77,453	$88,340	$88,127	$93,217
Net earnings	$6,646	$8,791	$7,912	$10,207
Earnings per share:
Basic	$0.43	$0.57	$0.52	$0.67
Diluted	$0.43	$0.57	$0.51	$0.66

NOTE P—EARNINGS PER SHARE

        Basic earnings per share are based on the weighted-average number of shares outstanding for each period. Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic earnings per share. Diluted earnings per common share are based on shares that

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE P—EARNINGS PER SHARE (Continued)

are outstanding (computed under basic EPS) and potential dilutive shares. Shares included in the diluted earnings per share calculations include equity awards that are in-the-money but have not yet been exercised.

	Year ended
	2007	2008	2009
Earnings from continuing operations available to common shareholders	$45,642	$29,945	$33,556
Loss from discontinued operations available to common shareholders	(612)	—	—

Net earnings available to common shareholders	$45,030	$29,945	$33,556

Basic EPS
Shares
Common shares outstanding during entire period	17,859	16,198	15,350
Weighted average common shares:
Issued during period	123	213	4
Canceled during period	(1,248)	(363)	(14)

Weighted average common shares outstanding during period	16,734	16,048	15,340

Earnings per common share from continuing operations—basic	$2.73	$1.87	$2.19
Loss per common share from discontinued operations—basic	(0.04)	—	—

Earnings per common share from net earnings—basic	$2.69	$1.87	$2.19

Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	16,734	16,048	15,340
Dilutive effect of in-the-money equity awards	472	115	92

Weighted average common shares outstanding during period—diluted	17,206	16,163	15,432

Earnings per common share from continuing operations—diluted	$2.65	$1.85	$2.17
Loss per common share from discontinued operations—diluted	(0.03)	—	—

Earnings per common share from net earnings—diluted	$2.62	$1.85	$2.17

        Equity awards for 21, 1,334, and 1,541 shares of stock were not included in the computation of EPS for the years ended 2007, 2008, and 2009, respectively, due to their exercise prices being greater than the average market price of the shares.

        During the years ended December 29, 2007, January 3, 2009, and January 2, 2010, the Company expended $79,580, $39,873, and $1,654 to purchase 1,892, 1,116, and 54 shares, respectively, under the Company's share repurchase plan. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
December 29, 2007
Deducted from related asset account:
Allowance for sales returns	$948	$143	$—	$160	$931
Allowance for doubtful accounts	1,808	454	—	132	2,130
Inventory reserve	2,707	1,423	—	1,542	2,588
January 3, 2009
Deducted from related asset account:
Allowance for sales returns	931	188	—	18	1,101
Allowance for doubtful accounts	2,130	6	—	438	1,698
Inventory reserve	2,588	1,000	—	694	2,894
January 2, 2010
Deducted from related asset account:
Allowance for sales returns	1,101	66	—	52	1,115
Allowance for doubtful accounts	1,698	236	—	4	1,930
Inventory reserve	2,894	824	—	1,633	2,085