Form 10-Q
period 2010-04-03
USANA HEALTH SCIENCES INC
filed 2010-05-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 15,317,141.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 3, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 2,	April 3,
	2010 (1)	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,658	$21,523
Inventories	25,761	27,404
Prepaid expenses and other current assets	10,391	9,487
Deferred income taxes	2,116	2,217
Total current assets	51,926	60,631

Property and equipment, net	57,241	56,625

Goodwill	5,690	5,690
Other assets	8,581	9,106
	$123,438	$132,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,810	$5,396
Other current liabilities	34,668	38,764
Total current liabilities	40,478	44,160

Line of credit	7,000	—

Other long-term liabilities	1,587	1,526

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,309 as of January 2, 2010 and 15,317 as of April 3, 2010	15	15
Additional paid-in capital	16,425	18,478
Retained earnings	56,410	66,051
Accumulated other comprehensive income	1,523	1,822
Total stockholders’ equity	74,373	86,366
	$123,438	$132,052

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 4,	April 3,
	2009	2010

Net sales	$97,299	$119,087

Cost of sales	19,846	23,020

Gross profit	77,453	96,067

Operating expenses:
Associate incentives	41,890	54,118
Selling, general and administrative	25,330	27,458

Total operating expenses	67,220	81,576

Earnings from operations	10,233	14,491

Other income (expense):
Interest income	18	18
Interest expense	(289)	(21)
Other, net	181	342

Other income (expense), net	(90)	339

Earnings before income taxes	10,143	14,830

Income taxes	3,497	5,189

Net earnings	6,646	9,641

Earnings per common share
Basic	$0.43	$0.63

Diluted	$0.43	$0.62

Weighted average common shares outstanding
Basic	15,350	15,311
Diluted	15,382	15,513

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarters Ended April 4, 2009 and April 3, 2010

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Quarter Ended April 4, 2009
Balance at January 3, 2009	15,350	$15	$8,089	$24,107	$(375)	$31,836

Comprehensive income
Net earnings				6,646		6,646

Foreign currency translation adjustment, net of tax benefit of $28					(246)	(246)

Comprehensive income						6,400

Equity-based compensation expense			2,514			2,514

Balance at April 4, 2009	15,350	$15	$10,603	$30,753	$(621)	$40,750

For the Quarter Ended April 3, 2010
Balance at January 2, 2010	15,309	15	16,425	56,410	1,523	74,373

Comprehensive income
Net earnings				9,641		9,641

Foreign currency translation adjustment, net of tax expense of $198					299	299

Comprehensive income						9,940

Equity-based compensation expense			1,956			1,956

Common stock issued under equity award plans, including tax benefit of $38	8		97			97

Balance at April 3, 2010	15,317	$15	$18,478	$66,051	$1,822	$86,366

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 4,	April 3,
	2009	2010
Cash flows from operating activities
Net earnings	$6,646	$9,641
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,826	1,804
Loss on sale of property and equipment	20	8
Equity-based compensation expense	2,514	1,956
Excess tax benefit from equity-based payment arrangements	—	(55)
Deferred income taxes	(742)	(980)
Provision for inventory valuation	300	348
Changes in operating assets and liabilities:
Inventories	(3,870)	(1,481)
Prepaid expenses and other assets	2,873	927
Accounts payable	780	(430)
Other liabilities	(11,621)	3,324

Total adjustments	(7,920)	5,421

Net cash provided by (used in) operating activities	(1,274)	15,062

Cash flows from investing activities
Receipts on notes receivable	$64	$—
Proceeds from sale of property and equipment	—	1
Purchases of property and equipment	(953)	(501)

Net cash used in investing activities	(889)	(500)

Cash flows from financing activities
Proceeds from equity awards exercised	$—	$59
Excess tax benefits from equity-based payment arrangements	—	55
Borrowings on line of credit	27,550	—
Payments on line of credit	(28,640)	(7,000)

Net cash used in financing activities	(1,090)	(6,886)

Effect of exchange rate changes on cash and cash equivalents	(281)	189

Net increase (decrease) in cash and cash equivalents	(3,534)	7,865

Cash and cash equivalents, beginning of period	13,281	13,658

Cash and cash equivalents, end of period	$9,747	$21,523

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$278	$26
Income taxes	316	649

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The condensed balance sheet as of January 2, 2010, derived from audited financial statements, and the unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of April 3, 2010 and results of operations for the quarters ended April 4, 2009 and April 3, 2010.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.  The results of operations for the quarter ended April 3, 2010, may not be indicative of the results that may be expected for the fiscal year 2010 ending January 1, 2011.

Recent Accounting Pronouncements

Adopted

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 amends Subtopic 820-10 to require disclosure of the transfers in and out of Levels 1 and 2.  The update also requires additional information for Level 3 related to purchases, sales, issuances and settlements, and requires more detailed disclosure regarding valuation techniques and inputs.  ASU 2010-06 as it relates to Levels 1 and 2 is effective for fiscal years and interim periods beginning after December 15, 2009.  Requirements relating to Level 3 are effective for fiscal years and interim periods beginning after December 15, 2010.  The Company adopted ASU 2010-06 during the first quarter ended April 3, 2010, and its application had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU 2010-09 amends Subtopic 855-10, “Subsequent Events — Overall” to no longer require that SEC filers disclose the date for both issued and revised financial statements through which subsequent events were evaluated.  The Company adopted ASU 2010-09 during the first quarter ended April 3, 2010, and its application had no impact on the Company’s consolidated financial statements.

Issued

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

NOTE B — INVENTORIES

Inventories consist of the following:

	January 2,	April 3,
	2010	2010

Raw materials	$6,785	$6,875
Work in progress	5,003	5,826
Finished goods	13,973	14,703

	$25,761	$27,404

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 2,	April 3,
	2010	2010

Prepaid insurance	$1,165	$929
Other prepaid expenses	2,263	2,259
Federal income taxes receivable	505	445
Miscellaneous receivables, net	2,775	2,168
Deferred commissions	2,738	2,760
Other current assets	945	926

	$10,391	$9,487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 2,	April 3,
	Years	2010	2010

Buildings	40	$37,346	$37,716
Laboratory and production equipment	5-7	16,242	16,468
Sound and video library	5	600	600
Computer equipment and software	3-5	27,419	27,490
Furniture and fixtures	3-5	4,561	4,626
Automobiles	3-5	256	244
Leasehold improvements	3-5	4,478	4,716
Land improvements	15	2,025	2,030

		92,927	93,890

Less accumulated depreciation and amortization		43,714	45,288

		49,213	48,602

Land		7,352	7,484

Deposits and projects in process		676	539

		$57,241	$56,625

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 2,	April 3,
	2010	2010

Associate incentives	$8,008	$8,862
Accrued employee compensation	8,508	5,728
Income taxes	284	5,708
Sales taxes	3,683	3,309
Associate promotions	1,026	1,327
Deferred revenue	7,387	7,475
Provision for returns and allowances	1,115	1,123
All other	4,657	5,232

	$34,668	$38,764

NOTE F — LONG TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit.  At the year ended 2009, there was an outstanding balance of $7,000 associated with the line of credit, with a weighted-average interest rate of 1.23%.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

At April 3, 2010, there was no outstanding debt on this line of credit.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in May 2011 unless the line of credit is replaced or terms are renegotiated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period.  Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic earnings per share.  Diluted earnings per common share are based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares.  Shares that are included in the diluted earnings per share calculations under the treasury stock method include equity awards that are in-the-money but have not yet been exercised.

	For the Quarter Ended
	April 4,	April 3,
	2009	2010

Net earnings available to common shareholders	$6,646	$9,641

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	15,350	15,309
Issued during period	—	2
Canceled during period	—	—

Weighted-average common shares outstanding during period	15,350	15,311

Earnings per common share from net earnings - basic	$0.43	$0.63

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	15,350	15,311
Dilutive effect of equity awards	32	202

Weighted-average shares outstanding during period - diluted	15,382	15,513

Earnings per common share from net earnings - diluted	$0.43	$0.62

Equity awards for 4,286 and 1,363 shares of stock were not included in the computation of diluted EPS for the quarters ended April 4, 2009, and April 3, 2010, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTE H — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarter Ended
	April 4,	April 3,
	2009	2010

Net earnings	$6,646	$9,641
Foreign currency translation adjustment	(246)	299

Comprehensive income	$6,400	$9,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION

USANA operates in a single operating segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  As such, management has determined that the Company operates in one reportable business segment.  Performance for a region or market is primarily evaluated based on sales.  The Company does not use profitability reports on a regional or market basis for making business decisions.  No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional and personal care products for the periods indicated.

	Quarter Ended
	April 4,	April 3,
Product Line	2009	2010
USANA® Nutritionals	88%	89%
Sensé — beautiful science®	9%	8%

Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•      North America

•      United States

•      Canada

•      Mexico

•      Asia Pacific

•      Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•      East Asia — Hong Kong and Taiwan

•      North Asia — Japan and South Korea

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter Ended
	April 4,	April 3,
	2009	2010
Net Sales to External Customers

North America
United States	$36,489	$37,606
Canada	14,936	17,560
Mexico	4,470	5,354
North America Total	55,895	60,520

Asia Pacific
Southeast Asia/Pacific	19,938	24,533
East Asia	16,955	28,263
North Asia	4,511	5,771
Asia Pacific Total	41,404	58,567

Consolidated Total	$97,299	$119,087

Total Assets

North America
United States	$80,008	$83,946
Canada	2,230	2,916
Mexico	3,359	3,554
North America Total	85,597	90,416

Asia Pacific
Southeast Asia/Pacific	22,280	25,934
East Asia	8,322	10,308
North Asia	3,557	5,394
Asia Pacific Total	34,159	41,636

Consolidated Total	$119,756	$132,052

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter Ended
	April 4,	April 3,
	2009	2010
Net Sales:
United States	$36,489	$37,606
Hong Kong	11,901	22,009
Canada	14,936	17,560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION — CONTINUED

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of April 4, 2009, and April 3, 2010, long-lived assets in the United States totaled $48,312 and $45,316, respectively.  Additionally, long-lived assets in the Australia market as of April 4, 2009, and April 3, 2010 totaled $11,489 and $14,370, respectively.  There is no significant concentration of long-lived assets in any other market.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended January 2, 2010, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2010 will end on January 1, 2011, and fiscal year 2009 ended on January 2, 2010.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers; “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of April 3, 2010, we had approximately 204,000 active Associates and approximately 65,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

Our primary product lines consist of USANA® Nutritionals, USANA Foods, and Sensé — beautiful science® (Sensé), which is our line of personal care products.  The USANA Nutritionals product line is further categorized into two separate classifications: Essentials and Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods indicated:

	Quarter Ended
	April 4,	April 3,
Product Line	2009	2010
USANA® Nutritionals
Essentials	33%	31%
Optimizers	43%	46%
USANA Foods	12%	13%
Sensé – beautiful science®	9%	8%
All Other *	3%	2%

* Includes items such as services, sales tools, and logo merchandise.

	Quarter Ended
	April 4,	April 3,
Key Product	2009	2010

USANA® Essentials	19%	18%
Proflavanol®	11%	12%
HealthPak 100 ™	12%	10%

As a developer and manufacturer of nutritional and personal care products, we utilize a direct selling model for the distribution of our products.  The success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is influenced by a number of factors.  Some of these factors include: the growing desire for a secondary source of income and small business ownership, the general public’s heightened awareness and understanding of the connection between diet and long-term health, and the aging of the worldwide population, as older people generally tend to consume more nutritional supplements.

We believe that our high-quality products and our financially rewarding Associate Compensation Plan (“Compensation Plan”) are the key components to attracting and retaining Associates and the continued success and growth of our business.  To support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of our management team.  We also provide low cost sales tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  For example, we offer our Associates an on-line training system, called eApprentice, which was designed to make training in USANA’s network marketing system readily available, simple to use and easy to understand.  We believe that this system will assist new Associates by providing detailed training about the industry and a deeper understanding of USANA’s products and compensation plan.

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

Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  Notably, sales to Associates account for the majority of our product sales, representing 89% of product sales during the quarter ended April 3, 2010.  In general, the volume of recurring monthly product purchases by our Associates and Preferred Customers, in their local currencies, remains relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	April 4, 2009		April 3, 2010		Prior Year	Change

North America:
United States	58,000	31.5%	56,000	27.5%	(2,000)	(3.4)%
Canada	26,000	14.1%	25,000	12.2%	(1,000)	(3.8)%
Mexico	13,000	7.1%	13,000	6.4%	—	0.0%
North America Total	97,000	52.7%	94,000	46.1%	(3,000)	(3.1)%

Asia Pacific:
Southeast Asia/Pacific	45,000	24.5%	44,000	21.6%	(1,000)	(2.2)%
East Asia	35,000	19.0%	57,000	27.9%	22,000	62.9%
North Asia	7,000	3.8%	9,000	4.4%	2,000	28.6%
Asia Pacific Total	87,000	47.3%	110,000	53.9%	23,000	26.4%

	184,000	100.0%	204,000	100.0%	20,000	10.9%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	April 4, 2009		April 3, 2010		Prior Year	Change

North America:
United States	41,000	60.3%	39,000	60.0%	(2,000)	(4.9)%
Canada	16,000	23.6%	15,000	23.1%	(1,000)	(6.3)%
Mexico	3,000	4.4%	3,000	4.7%	—	0.0%
North America Total	60,000	88.3%	57,000	87.8%	(3,000)	(5.0)%

Asia Pacific:
Southeast Asia/Pacific	7,000	10.3%	6,000	9.2%	(1,000)	(14.3)%
East Asia	1,000	1.4%	1,000	1.5%	—	0.0%
North Asia	—	0.0%	1,000	1.5%	1,000	N/A
Asia Pacific Total	8,000	11.7%	8,000	12.2%	—	0.0%

	68,000	100.0%	65,000	100.0%	(3,000)	(4.4)%

	Total Active Customers By Region
	As of		As of		Change from	Percent
	April 4, 2009		April 3, 2010		Prior Year	Change

North America:
United States	99,000	39.3%	95,000	35.3%	(4,000)	(4.0)%
Canada	42,000	16.7%	40,000	14.9%	(2,000)	(4.8)%
Mexico	16,000	6.3%	16,000	5.9%	—	0.0%
North America Total	157,000	62.3%	151,000	56.1%	(6,000)	(3.8)%

Asia Pacific:
Southeast Asia/Pacific	52,000	20.6%	50,000	18.6%	(2,000)	(3.8)%
East Asia	36,000	14.3%	58,000	21.6%	22,000	61.1%
North Asia	7,000	2.8%	10,000	3.7%	3,000	42.9%
Asia Pacific Total	95,000	37.7%	118,000	43.9%	23,000	24.2%

	252,000	100.0%	269,000	100.0%	17,000	6.7%

Our primary growth strategy continues to be focused on attracting and retaining Associates.  This strategy includes our increased investment in Associate events and training materials, periodic new and enhanced product introductions, and Associate education on the marketing of our Compensation Plan.  Additionally, we frequently evaluate opportunities for entering new markets and also may evaluate strategic acquisition opportunities.

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

•                  Rigorous scrutiny by various governments of network marketing practices;

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

Results of Operations

Summary of Financial Results and Recent Developments

Net sales during the first quarter of 2010 increased 22.4% to $119.1 million, compared with $97.3 million in the first quarter of 2009.  Included in this increase was an estimated benefit of $8.6 million related to currency exchange rate fluctuations.  Notably, we believe that the first quarter will be the most favorable comparable in terms of year-over-year results in 2010, as the first quarter of 2009 experienced the most dramatic impact from unfavorable changes in currency exchange rates.  On a local currency basis, the increase in net sales was primarily due to growth in product sales volumes on our core products.  This was driven by a 10.9% increase in the number of active Associates and a modest increase in the average amount spent per Associate.

Net earnings increased 45.1% to $9.6 million during the first quarter of 2010, compared with $6.6 million in the first quarter of 2009.  This increase is attributed to improved gross margins and lower selling, general and administrative expense relative to net sales, which were partially offset by higher Associate incentives expense.

In an effort to reduce and further manage our Associate incentives expense relative to net sales, during the second quarter of this year, we will begin implementing strategies to ensure greater productivity related to the Matching Bonus portion of our Compensation Plan and reduce our exposure to currency exchange rates.  We will also implement some international policy changes to better align our Compensation Plan to reward for growth in our net sales.  These changes may slow our growth or reduce net sales in certain markets for 2010.

Quarters Ended April 4, 2009 and April 3, 2010

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region						Approximate	Change
	(in thousands)				Change		impact of	excluding
	Quarter Ended				from prior	Percent	currency	the impact
	April 4, 2009		April 3, 2010		year	change	exchange	of currency

North America:
United States	$36,489	37.5%	$37,606	31.6%	$1,117	3.1%	$ N/A	3.1%
Canada	14,936	15.4%	17,560	14.7%	2,624	17.6%	2,900	(1.8)%
Mexico	4,470	4.6%	5,354	4.5%	884	19.8%	600	6.4%
North America Total	55,895	57.5%	60,520	50.8%	4,625	8.3%	3,500	2.0%

Asia Pacific:
Southeast Asia/Pacific	19,938	20.5%	24,533	20.6%	4,595	23.0%	4,100	2.5%
East Asia	16,955	17.4%	28,263	23.7%	11,308	66.7%	300	64.9%
North Asia	4,511	4.6%	5,771	4.9%	1,260	27.9%	700	12.4%
Asia Pacific Total	41,404	42.5%	58,567	49.2%	17,163	41.5%	5,100	29.1%

	$97,299	100.0%	$119,087	100.0%	$21,788	22.4%	$8,600	13.6%

North America:  Despite a decrease in the number of active Associates and Preferred Customers in this region, an increase in customer spending led to a modest overall improvement in net sales on a local currency basis.

During 2009 we experienced a slight decrease in customer spending in the United States and Canada, which we believe was primarily due to the difficult economic conditions and their related effect on consumers, as well as from customer behavior changes related to the Matching Bonus portion of our compensation plan.  We believe that the recent increase in our customer spending, mostly in the United States, is indicative of an increase in overall consumer spending related to recently improving economic conditions.  Additionally, during the third quarter of 2009, we increased the price of three of our flagship products in conjunction with formula upgrades on these products.  We believe that these price increases have also contributed to an increase in spending, particularly in the United States.  In Mexico during the fourth quarter of 2009, we implemented a price increase of nearly ten percent on our products. This increase caused a decrease in the number of orders received.  The resulting increase in average amount spent per order, however, has helped to increase sales in this market.

We believe that the decrease in the number of active Associates in this region is partially a function of the international nature of our business and our global seamless Compensation Plan.  We believe that many of our North American-based Associates are pursuing the opportunity to grow their business in markets outside of North America.  We are working to regain momentum in this region and will be introducing what we believe are exciting new products, as well as business and training tools, to assist our Associates in growing their businesses.

Asia Pacific:  The increase in local currency net sales in this region was primarily due to higher product sales volume resulting from a 26.4% increase in the number of active Associates.  This increase in the number of active Associates came, in most part, from Hong Kong, now our second largest market.  The number of active Associates in Hong Kong increased 95.7% from the first quarter of 2009 to the first quarter of 2010, and local currency net sales grew 85.2%.  South Korea and Malaysia also contributed to the increase in active Associates and local currency net sales, while Australia and Singapore had a decrease in both the number of active Associates and local currency net sales.

Gross Profit

Gross profit increased to 80.7% of net sales for the first quarter of 2010, from 79.6% of net sales for the first quarter in 2009.  This increase in gross profit can primarily be attributed to lower relative freight costs on shipments to our customers and leverage gained on wage-related expenses.  Additionally, during 2009 we implemented some product price changes both on low margin products and in conjunction with formula upgrades.  We believe that these product margin improvements also contributed to the year-over-year increase in gross profit and that we will continue to see improvements in this area related to product price changes.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 45.4% during the first quarter of 2010, compared with 43.1% for the first quarter of 2009.  This increase was primarily the result of increased payout under our Matching Bonus program.  Additionally, the significant year-over-year change in currency exchange rates resulted in an increase in our base Compensation Plan commissions.

Notably, on a consecutive quarter basis we saw a modest decrease in Associate incentives as a percentage of net sales, from 45.7% to 45.4%.  We believe this is partially the result of some of our price increases that took place during 2009.  We expect Associate incentives to decrease further as a percentage of net sales as we implement strategies throughout the year to further manage this expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 23.1% of net sales for the first quarter of 2010, compared with 26.0% for the first quarter in 2009.  This decrease is the result of leverage gained on higher net sales.

In absolute terms, our selling, general and administrative expenses increased by $2.1 million for the first quarter of 2010, compared with the first quarter of 2009.  The most significant components of this increase in absolute terms were an increase in wage-related expenses of $1.1 million, and an increase in credit card fees of $0.6 million related to an increase in sales.

We expect an increase in selling, general and administrative expenses in the second quarter due to costs associated with our upcoming Asia-Pacific convention.  Additionally, because we did not hold a convention in this region during 2009, the cost of this convention will not be comparable to the second quarter of 2009.

Other Income (Expense)

Other income (expense) improved by $0.4 million in the first quarter of 2010 when compared with the first quarter of 2009.  This improvement was the result of a $0.3 million decrease in interest expense related to our line of credit, which was paid off in April of 2010, and a $0.1 million improvement on gains relating to foreign currency exchange on intercompany transactions.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are no material restrictions on our ability to transfer and remit funds among our international markets.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first quarter of 2010, we had a net cash flow from operating activities of $15.1 million, compared with a $1.3 million net use of cash for operating activities during the first quarter of 2009.  The most significant factors of this change were the unusual payments that we made during the first quarter of 2009 and their effects on related balance sheet items, such as other liabilities and prepaid expenses and other assets.  These payments, totaling $8.3 million in the first quarter of 2009, were the result of an unanticipated arbitration award and an IRS tax settlement.  Additionally, an increase in net sales in 2010 helped contribute to the increase in net cash flow from operating activities.

As a U.S.-based, multi-national company, reporting in U.S. dollars, our net sales and earnings can be significantly affected by changes in currency exchange rates and it is difficult to estimate the impact that these changes may have on our future operating results.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.

Line of credit

We currently maintain a $40.0 million credit facility with Bank of America.  As of April 3, 2010, no amount was outstanding on this line of credit.

The agreement for this line of credit contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $50.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.5 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of April 3, 2010, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

This line of credit matures in May 2011, at which time we will be required to pay any outstanding balance unless the line is replaced or terms are renegotiated.  There can be no assurance that we will be able to secure the same or similar credit terms on a new line of credit upon maturity of our existing agreement or that we will have the same amount available to us.

Working capital

Cash and cash equivalents increased to $21.5 million at April 3, 2010, from $13.7 million at January 2, 2010.  Net working capital increased to $16.5 million at April 3, 2010, from $11.4 million at January 2, 2010.  This increase in net working capital was due mostly to an increase in net cash flow from operating activities, and was partially offset by the cash paid on our line of credit.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  There were no share repurchases during the first quarter of 2010.  There currently is no expiration date on the remaining approved repurchase amount of $9.4 million and no requirement for future share repurchases.

Summary

We believe that current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available or on favorable terms.  We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons.  Such financing may include the use of additional debt or the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

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

Foreign Currency Risks.  Net sales outside the United States represented 62.5% and 68.4% of our net sales in the quarters ended April 4, 2009 and April 3, 2010, respectively.  Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 14 countries, with Hong Kong (where the local currency is tied to the U.S. dollar) being our largest international market, at 18.5% of net sales in the quarter ended April 3, 2010, followed by Canada at 14.7%.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.  Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  From time-to-time we use currency exchange contracts, which includes the purchase of put and call options, giving us the right, but not the obligation, to sell or buy international currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the currency weakens beyond the option strike price.  In addition, we have used forward contracts to supplement our use of options.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of April 3, 2010, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the periods indicated:

	Quarter Ended
	April 4,	April 3,
	2009	2010

Canadian Dollar	1.24	1.04
Australian Dollar	1.50	1.10
New Zealand Dollar	1.87	1.41
Hong Kong Dollar	7.75	7.76
Japanese Yen	93.83	90.74
New Taiwan Dollar	33.98	31.92
Korean Won	1,411.30	1,142.55
Singapore Dollar	1.51	1.40
Mexican Peso	14.35	12.75
Chinese Yuan	6.84	6.83
Malaysian Ringitt	3.63	3.36
Philippine Peso	47.68	45.92

Interest Rate Risks.  As of April 3, 2010, we had no outstanding debt, and therefore, we have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs.  In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Chirco vs. USANA et. al

As of April 3, 2010, this purported class action lawsuit was pending in State District Court in Clark County, Nevada against the Company and certain of its present and former officers and directors, as well as other individuals.  Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year-ended January 2, 2010, which was filed with the Securities and Exchange Commission on March 17, 2010. We believe the claims in this action are distorted, not actionable under applicable law, and without merit. We will continue to vigorously defend the Company and related defendants in this action.

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

USANA HEALTH SCIENCES, INC.

Date:	May 12, 2010	/s/ Jeffrey A. Yates
Jeffrey A. Yates
Chief Financial Officer (Principal Financial and Accounting Officer)