Form 10-Q
period 2010-07-03
USANA HEALTH SCIENCES INC
filed 2010-08-05
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2010 was 15,323,969.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 3, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 2,	July 3,
	2010 (1)	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,658	$28,427
Inventories	25,761	30,789
Prepaid expenses and other current assets	10,391	9,391
Deferred income taxes	2,116	2,519
Total current assets	51,926	71,126

Property and equipment, net	57,241	56,035

Goodwill	5,690	5,690
Other assets	8,581	10,821
	$123,438	$143,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,810	$7,121
Other current liabilities	34,668	36,523
Total current liabilities	40,478	43,644

Line of credit	7,000	—

Other long-term liabilities	1,587	1,470

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,309 as of January 2, 2010 and 15,319 as of July 3, 2010	15	15
Additional paid-in capital	16,425	20,662
Retained earnings	56,410	76,821
Accumulated other comprehensive income	1,523	1,060
Total stockholders’ equity	74,373	98,558
	$123,438	$143,672

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended
	July 4,	July 3,
	2009	2010

Net sales	$112,093	$126,011

Cost of sales	23,753	22,735

Gross profit	88,340	103,276

Operating expenses:
Associate incentives	50,321	57,065
Selling, general and administrative	24,719	29,149

Total operating expenses	75,040	86,214

Earnings from operations	13,300	17,062

Other income (expense):
Interest income	12	16
Interest expense	(146)	(5)
Other, net	259	(598)

Other income (expense), net	125	(587)

Earnings before income taxes	13,425	16,475

Income taxes	4,634	5,705

Net earnings	8,791	10,770

Earnings per common share
Basic	$0.57	$0.70

Diluted	$0.57	$0.69

Weighted-average common shares outstanding
Basic	15,350	15,318
Diluted	15,385	15,697

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Six Months Ended
	July 4,	July 3,
	2009	2010

Net sales	$209,392	$245,098

Cost of sales	43,599	45,755

Gross profit	165,793	199,343

Operating expenses:
Associate incentives	92,211	111,183
Selling, general and administrative	50,049	56,607

Total operating expenses	142,260	167,790

Earnings from operations	23,533	31,553

Other income (expense):
Interest income	30	34
Interest expense	(435)	(26)
Other, net	440	(256)

Other income (expense), net	35	(248)

Earnings before income taxes	23,568	31,305

Income taxes	8,131	10,894

Net earnings	15,437	20,411

Earnings per common share
Basic	$1.01	$1.33

Diluted	$1.00	$1.31

Weighted-average common shares outstanding
Basic	15,350	15,315
Diluted	15,384	15,609

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended July 4, 2009 and July 3, 2010

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

For the Six Months Ended July 4, 2009
Balance at January 3, 2009	15,350	15	8,089	24,107	(375)	31,836

Comprehensive income
Net earnings				15,437		15,437

Foreign currency translation adjustment, net of tax benefit of $613					911	911

Comprehensive income						16,348

Equity-based compensation expense			4,618			4,618

Balance at July 4, 2009	15,350	$15	$12,707	$39,544	$536	$52,802

For the Six Months Ended July 3, 2010
Balance at January 2, 2010	15,309	15	16,425	56,410	1,523	74,373

Comprehensive income
Net earnings				20,411		20,411

Foreign currency translation adjustment, net of tax benefit of $317					(463)	(463)

Comprehensive income						19,948

Equity-based compensation expense			4,140			4,140

Common stock issued under equity award plans, including tax benefit of $38	10		97			97

Balance at July 3, 2010	15,319	$15	$20,662	$76,821	$1,060	$98,558

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 4,	July 3,
	2009	2010
Cash flows from operating activities
Net earnings	$15,437	$20,411
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,569	3,623
Loss on sale of property and equipment	20	7
Equity-based compensation expense	4,618	4,140
Excess tax benefit from equity-based payment arrangements	—	(61)
Deferred income taxes	(1,508)	(2,240)
Provision for inventory valuation	334	601
Changes in operating assets and liabilities:
Inventories	(600)	(5,781)
Prepaid expenses and other assets	2,359	996
Accounts payable	(2,200)	1,312
Other liabilities	(15,565)	2,319

Total adjustments	(8,973)	4,916

Net cash provided by operating activities	6,464	25,327

Cash flows from investing activities
Receipts on notes receivable	$108	$—
Increase in notes receivable	(1)	—
Proceeds from sale of property and equipment	1	4
Purchases of property and equipment	(1,893)	(3,666)

Net cash used in investing activities	(1,785)	(3,662)

Cash flows from financing activities
Proceeds from equity awards exercised	$—	$59
Excess tax benefits from equity-based payment arrangements	—	61
Borrowings on line of credit	49,340	—
Payments on line of credit	(56,160)	(7,000)

Net cash used in financing activities	(6,820)	(6,880)

Effect of exchange rate changes on cash and cash equivalents	30	(16)

Net increase (decrease) in cash and cash equivalents	(2,111)	14,769

Cash and cash equivalents, beginning of period	13,281	13,658

Cash and cash equivalents, end of period	$11,170	$28,427

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$411	$32
Income taxes	12,492	12,513

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The condensed balance sheet as of January 2, 2010, derived from audited financial statements, and the unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of July 3, 2010 and results of operations for the quarters and six months ended July 4, 2009 and July 3, 2010.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.  The results of operations for the quarter and six months ended July 3, 2010, may not be indicative of the results that may be expected for the fiscal year 2010 ending January 1, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit.  Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service.  This hierarchy provides more options for establishing selling price than existing guidance.  ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal periods beginning on or after June 15, 2010.  The Company adopted ASU 2009-13 during the second quarter ended July 3, 2010, and its application had no impact on the Company’s consolidated financial statements.

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

NOTE B — INVENTORIES

Inventories consist of the following:

	January 2,	July 3,
	2010	2010

Raw materials	$6,785	$7,419
Work in progress	5,003	5,603
Finished goods	13,973	17,767

	$25,761	$30,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 2,	July 3,
	2010	2010

Prepaid insurance	$1,165	$602
Other prepaid expenses	2,263	2,305
Federal income taxes receivable	505	462
Miscellaneous receivables, net	2,775	2,595
Deferred commissions	2,738	2,741
Other current assets	945	686

	$10,391	$9,391

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 2,	July 3,
	Years	2010	2010

Buildings	40	$37,346	$37,013
Laboratory and production equipment	5-7	16,242	16,641
Sound and video library	5	600	600
Computer equipment and software	3-5	27,419	27,544
Furniture and fixtures	3-5	4,561	4,601
Automobiles	3-5	256	259
Leasehold improvements	3-5	4,478	4,447
Land improvements	15	2,025	2,014

		92,927	93,119

Less accumulated depreciation and amortization		43,714	46,489

		49,213	46,630

Land		7,352	7,027

Deposits and projects in process		676	2,378

		$57,241	$56,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 2,	July 3,
	2010	2010

Associate incentives	$8,008	$8,804
Accrued employee compensation	8,508	7,382
Income taxes	284	834
Sales taxes	3,683	3,208
Associate promotions	1,026	1,883
Deferred revenue	7,387	7,565
Provision for returns and allowances	1,115	1,092
All other	4,657	5,755

	$34,668	$36,523

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

At July 3, 2010, there was no outstanding debt on this line of credit.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in May 2011 unless the line of credit is replaced or terms are renegotiated.

NOTE G — EQUITY-BASED COMPENSATION

Equity-based compensation expense for the quarters ended July 4, 2009, and July 3, 2010, was $2,104 and $2,184, respectively.  The related tax benefit for these periods was $758 and $787, respectively.  Expense for the six months ended July 4, 2009, and July 3, 2010, was $4,618 and $4,140, respectively.  The related tax benefit for these periods was $1,647 and $1,514, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of July 3, 2010.  This table does not include an estimate for future grants that may be issued.

Remainder of 2010	$4,968
2011	8,572
2012	7,357
2013	4,696
2014	2,143
2015	596
$28,332

The cost above is expected to be recognized over a weighted-average period of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY-BASED COMPENSATION — CONTINUED

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010

Expected volatility	37.3%	54.8%	37.3%	54.9%
Risk-free interest rate	1.6%	2.0%	1.7%	2.0%
Expected life	4.0 yrs.	4.2 yrs.	4.0 yrs.	4.2 yrs.
Expected dividend yield	—	—	—	—
Weighted-average grant price	$24.99	$35.47	$26.04	$34.46

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the six months ended July 3, 2010 is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 2, 2010	4,267	$30.26	3.8	$17,173
Granted	652	34.46
Exercised	(17)	18.49
Canceled or expired	(71)	34.16
Outstanding at July 3, 2010	4,831	$30.81	3.5	$33,641
Exercisable at July 3, 2010	1,840	$32.86	3.1	$9,969

*                 Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money.

The weighted-average fair value of stock-settled stock appreciation rights that were granted during the six-month periods ended July 4, 2009, and July 3, 2010 was $8.16 and $15.50, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE H — COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	July 4,	July 3,
	2009	2010

Net earnings available to common shareholders	$8,791	$10,770

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	15,350	15,309
Issued during period	—	9
Canceled during period	—	—

Weighted-average common shares outstanding during period	15,350	15,318

Earnings per common share from net earnings - basic	$0.57	$0.70

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	15,350	15,318
Dilutive effect of equity awards	35	379

Weighted-average shares outstanding during period - diluted	15,385	15,697

Earnings per common share from net earnings - diluted	$0.57	$0.69

Equity awards for 1,584 and 1,256 shares of stock were not included in the computation of diluted EPS for the quarters ended July 4, 2009, and July 3, 2010, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE H — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	For the Six Months Ended
	July 4,	July 3,
	2009	2010

Net earnings available to common shareholders	$15,437	$20,411

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	15,350	15,309
Issued during period	—	6
Canceled during period	—	—

Weighted-average common shares outstanding during period	15,350	15,315

Earnings per common share from net earnings - basic	$1.01	$1.33

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	15,350	15,315
Dilutive effect of equity awards	34	294

Weighted-average shares outstanding during period - diluted	15,384	15,609

Earnings per common share from net earnings - diluted	$1.00	$1.31

Equity awards for 2,935 and 1,833 shares of stock were not included in the computation of diluted EPS for the six-month periods ended July 4, 2009, and July 3, 2010, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTE I — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010

Net earnings	$8,791	$10,770	$15,437	$20,411
Foreign currency translation adjustment	1,157	(762)	911	(463)

Comprehensive income	$9,948	$10,008	$16,348	$19,948

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

	Quarter Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
Product Line	2009	2010	2009	2010
USANA® Nutritionals	77%	76%	76%	76%
USANA Foods	11%	13%	12%	13%
Sensé – beautiful science®	9%	8%	9%	8%

Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  East Asia — Hong Kong and Taiwan

•                  North Asia — Japan and South Korea

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Net Sales to External Customers

North America
United States	$39,908	$37,992	$76,397	$75,598
Canada	16,454	18,373	31,390	35,933
Mexico	6,379	5,748	10,849	11,102
North America Total	62,741	62,113	118,636	122,633

Asia Pacific
Southeast Asia Pacific	24,518	23,968	44,456	48,501
East Asia	19,649	34,437	36,604	62,700
North Asia	5,185	5,493	9,696	11,264
Asia Pacific Total	49,352	63,898	90,756	122,465

Consolidated Total	$112,093	$126,011	$209,392	$245,098

Total Assets

North America
United States	$77,356	$90,951	$77,356	$90,951
Canada	2,112	2,992	2,112	2,992
Mexico	3,522	3,905	3,522	3,905
North America Total	82,990	97,848	82,990	97,848

Asia Pacific
Southeast Asia Pacific	24,308	24,119	24,308	24,119
East Asia	8,448	15,846	8,448	15,846
North Asia	4,208	5,859	4,208	5,859
Asia Pacific Total	36,964	45,824	36,964	45,824

Consolidated Total	$119,954	$143,672	$119,954	$143,672

The following table provides further information on markets representing ten percent or more of consolidated net sales:

	Quarter Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Net Sales:
United States	$39,908	$37,992	$76,397	$75,598
Hong Kong	14,392	28,858	26,293	50,867
Canada	16,454	18,373	31,390	35,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION — CONTINUED

Due to the centralized structure of the Company’s manufacturing operations and its corporate headquarters in the United States, a significant concentration of assets exists in this market.  As of July 4, 2009, and July 3, 2010, long-lived assets in the United States totaled $47,749 and $45,903, respectively.  Additionally, long-lived assets in the Australia market as of July 4, 2009, and July 3, 2010 totaled $12,721 and $13,131, respectively.  There is no significant concentration of long-lived assets in any other market.

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

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers; “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of July 3, 2010, we had approximately 210,000 active Associates and approximately 66,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

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

	Six Months Ended
	July 4,	July 3,
Product Line	2009	2010
USANA® Nutritionals
Essentials	33%	30%
Optimizers	43%	46%
USANA Foods	12%	13%
Sensé – beautiful science®	9%	8%
All Other	3%	3%

	Six Months Ended
	July 4,	July 3,
Key Product	2009	2010

USANA® Essentials	19%	18%
HealthPak 100 ™	12%	10%
Proflavanol®	11%	11%

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

Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  Notably, sales to Associates account for the majority of our product sales, representing 89% of product sales during the six months ended July 3, 2010.  In general, the volume of recurring monthly product purchases by an Associate or a Preferred Customer, in their local currencies, remain relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	July 4, 2009		July 3, 2010		Prior Year	Change

North America:
United States	65,000	32.5%	57,000	27.1%	(8,000)	(12.3)%
Canada	26,000	13.0%	26,000	12.4%	—	0.0%
Mexico	15,000	7.5%	12,000	5.7%	(3,000)	(20.0)%
North America Total	106,000	53.0%	95,000	45.2%	(11,000)	(10.4)%

Asia Pacific:
Southeast Asia Pacific	46,000	23.0%	44,000	21.0%	(2,000)	(4.3)%
East Asia	40,000	20.0%	63,000	30.0%	23,000	57.5%
North Asia	8,000	4.0%	8,000	3.8%	—	0.0%
Asia Pacific Total	94,000	47.0%	115,000	54.8%	21,000	22.3%

	200,000	100.0%	210,000	100.0%	10,000	5.0%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	July 4, 2009		July 3, 2010		Prior Year	Change

North America:
United States	42,000	60.9%	39,000	59.1%	(3,000)	(7.1)%
Canada	15,000	21.7%	15,000	22.7%	—	0.0%
Mexico	3,000	4.3%	3,000	4.6%	—	0.0%
North America Total	60,000	86.9%	57,000	86.4%	(3,000)	(5.0)%

Asia Pacific:
Southeast Asia Pacific	7,000	10.1%	6,000	9.1%	(1,000)	(14.3)%
East Asia	1,000	1.5%	2,000	3.0%	1,000	100.0%
North Asia	1,000	1.5%	1,000	1.5%	—	0.0%
Asia Pacific Total	9,000	13.1%	9,000	13.6%	—	0.0%

	69,000	100.0%	66,000	100.0%	(3,000)	(4.3)%

Total Active Customers By Region

	As of		As of		Change from	Percent
	July 4, 2009		July 3, 2010		Prior Year	Change

North America:
United States	107,000	39.8%	96,000	34.8%	(11,000)	(10.3)%
Canada	41,000	15.2%	41,000	14.8%	—	0.0%
Mexico	18,000	6.7%	15,000	5.4%	(3,000)	(16.7)%
North America Total	166,000	61.7%	152,000	55.0%	(14,000)	(8.4)%

Asia Pacific:
Southeast Asia Pacific	53,000	19.7%	50,000	18.1%	(3,000)	(5.7)%
East Asia	41,000	15.2%	65,000	23.6%	24,000	58.5%
North Asia	9,000	3.4%	9,000	3.3%	—	0.0%
Asia Pacific Total	103,000	38.3%	124,000	45.0%	21,000	20.4%

	269,000	100.0%	276,000	100.0%	7,000	2.6%

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

•                  The fluctuation in the value of currencies compared to the U.S. dollar;

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

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2010 increased $13.9 million, or 12.4%, to $126.0 million when compared with the same period in 2009.  The growth in net sales was driven primarily by increased product sales volumes of our core products due to a 5.0% increase in the number of active Associates.  This growth was led by Hong Kong, where local currency sales increased 102.1% and the number of active Associates increased 85.7%.  Additionally, net sales benefited from changes in currency exchange rates during the quarter by an estimated $5.2 million.  Notably, we also had sales of $2.8 million at our Asia Pacific Convention held in Hong Kong during the second quarter.  We did not hold a similar event in this region in 2009.

Net earnings during the second quarter of 2010 increased 22.5% to $10.8 million from $8.8 million in the prior year.  This increase was the result of higher net sales and improved gross profit margins, partially offset by higher Associate incentives expense and higher selling, general and administrative expenses.

In an effort to further manage our Associate incentives expense relative to net sales, we made some strategic changes to our Compensation Plan during the later part of the second quarter.  This was done in an effort to reduce our exposure to changes in currency exchange rates and to better align our Compensation Plan to reward for sales growth.  While these changes may negatively impact net sales in certain markets in the short-term, we believe that these changes are necessary to help improve profitability and the long-term success of our business.  During the third quarter, however, we plan to make enhancements to our Associate recognition and promotional programs to ensure greater Associate productivity and increase our sales.

As mentioned above, during the second quarter we held our Asia Pacific Convention in Hong Kong.  At this event, we introduced three new products exclusive to our Asia Pacific region, two skin brightening products to enhance our Sensé skin care line, and a Calming Tea product.  Additionally, we announced our intention to open China as our next international market and have increased our resources dedicated to opening this market.

Quarters Ended July 4, 2009 and July 3, 2010

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Quarter Ended				Change from prior	Percent	Approximate impact of currency	Change excluding the impact
	July 4, 2009		July 3, 2010		year	change	exchange	of currency

North America:
United States	$39,908	35.6%	$37,992	30.1%	$(1,916)	(4.8)%	$ N/A	(4.8)%
Canada	16,454	14.7%	18,373	14.6%	1,919	11.7%	2,100	(1.1)%
Mexico	6,379	5.7%	5,748	4.6%	(631)	(9.9)%	300	(14.6)%
North America Total	62,741	56.0%	62,113	49.3%	(628)	(1.0)%	2,400	(4.8)%

Asia Pacific:
Southeast Asia Pacific	24,518	21.9%	23,968	19.0%	(550)	(2.2)%	2,400	(12.0)%
East Asia	19,649	17.5%	34,437	27.3%	14,788	75.3%	100	74.8%
North Asia	5,185	4.6%	5,493	4.4%	308	5.9%	300	0.2%
Asia Pacific Total	49,352	44.0%	63,898	50.7%	14,546	29.5%	2,800	23.8%

	$112,093	100.0%	$126,011	100.0%	$13,918	12.4%	$5,200	7.8%

North America:  The decrease in net sales in this region, on a local currency basis, was the result of a decrease in the number of active Associates and Preferred Customers in this region.  Although there were fewer Associates purchasing in the second quarter, we did see a slight increase in customer spending in the United States during the second quarter of 2010 compared with the second quarter in 2009.  During the fourth quarter of 2009, we implemented a price increase of nearly ten percent on our products in Mexico.  While our profitability has improved in this market, we believe the price increase contributed to the decline in our active Associate count and resulting product sales on a year-over-year basis.  On consecutive quarter basis, however, local currency sales increased in each of our markets in North America in the second quarter, led by Mexico which was up 6.0%.

Asia Pacific:  The increase in local currency net sales in this region was primarily due to higher product sales volume resulting from a 22.3% increase in the number of active Associates.  This increase in the number of active Associates came predominantly from Hong Kong, which is now our second largest market in terms of sales and Associates.  The number of active Associates in Hong Kong increased 85.7% year-over-year.  As previously mentioned, during the second quarter of 2010 we held our Asia Pacific Convention in Hong Kong, which added $2.8 million to net sales for this market.  The increase in total Asia Pacific sales was partially offset by a decline in sales and Associates in Southeast Asia Pacific in the second quarter.

Gross Profit

Gross profit increased to 82.0% of net sales for the second quarter of 2010, from 78.8% of net sales for the second quarter of 2009.  This increase in gross profit can primarily be attributed to a decrease in overall raw materials cost, currency benefits, and lower relative freight costs on shipments to our customers.  Additionally, during 2009 we implemented some product price changes both on low margin products and in conjunction with product formula upgrades, and we discontinued several of our lower gross margin product pack offerings.  For the third and fourth quarters of 2010 we do not expect to recognize, to the same extent, the benefits realized during the second quarter of 2010.  We expect pressure on certain raw material prices as well as higher than normal volume of lower margin products sold at our annual international convention held during the third quarter.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 45.3% during the second quarter of 2010, compared with 44.9% for the second quarter of 2009.  This increase was primarily the result of an increase in our base Compensation Plan commissions related mostly to the year-over-year change in currency exchange rates, and higher utilization of our Matching Bonus program.

On a sequential quarter basis our Associate Incentives expense has decreased modestly as a percentage of net sales since the fourth quarter of 2009.  We expect this expense to continue to decrease as a percentage of net sales due to our strategies to further manage this expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 23.1% of net sales for the second quarter of 2010, compared with 22.1% for the second quarter in 2009.  This relative increase can be attributed to expenses related to our Asia Pacific Convention that was held during the second quarter of 2010.  Because we did not hold a convention in this region during 2009, the cost of this convention is not comparable to the second quarter of 2009.  As a result of the significant growth in the Asia Pacific region, this event is planned to be held annually.

In absolute terms, our selling, general and administrative expenses increased by $4.4 million for the second quarter of 2010, compared with the second quarter in 2009.  The most significant components of this increase in absolute terms were as follows:

•                  Expenses related to our Asia-Pacific Convention of approximately $1.6 million;

•                  An increase in wage-related expenses of approximately $1.3 million;

•                  An increase in professional services of approximately $0.5 million;

•                  An increase in credit card fees of approximately $0.3 million related to an increase in sales; and

•                  An increase in customer recognition and promotional activities of approximately $0.3 million.

Other Income (Expense)

Other income (expense) had a net change of $0.7 million to other expense of $0.6 million in the second quarter of 2010 from other income of $0.1 million for the second quarter of 2009.  This change was the result of $0.6 million in losses resulting from the impact of changes in currency exchange rates on intercompany transactions during the quarter, compared with a $0.2 million gain in the prior year period.  This loss was partially offset by a $0.1 million decrease in interest expense related to our line of credit, which was paid off in the first quarter of 2010.

Six Months Ended July 4, 2009 and July 3, 2010

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region (in thousands) Six Months Ended				Change from prior	Percent	Approximate impact of currency	Change excluding the impact
	July 4, 2009		July 3, 2010		year	change	exchange	of currency

North America:
United States	$76,397	36.5%	$75,598	30.8%	$(799)	(1.0)%	$ N/A	(1.0)%
Canada	31,390	15.0%	35,933	14.7%	4,543	14.5%	5,000	(1.5)%
Mexico	10,849	5.2%	11,102	4.5%	253	2.3%	900	(6.0)%
North America Total	118,636	56.7%	122,633	50.0%	3,997	3.4%	5,900	(1.6)%

Asia Pacific:
Southeast Asia/Pacific	44,456	21.2%	48,501	19.8%	4,045	9.1%	6,500	(5.5)%
East Asia	36,604	17.5%	62,700	25.6%	26,096	71.3%	500	69.9%
North Asia	9,696	4.6%	11,264	4.6%	1,568	16.2%	1,000	5.9%
Asia Pacific Total	90,756	43.3%	122,465	50.0%	31,709	34.9%	8,000	26.1%

	$209,392	100.0%	$245,098	100.0%	$35,706	17.1%	$13,900	10.4%

North America:  The decrease in net sales in this region, on a local currency basis, was the result of a decrease in the average number of active Associates and Preferred Customers in this region in the first six months of 2010.  Although there were fewer Associates purchasing in the first six months of 2010, we did see a slight increase in customer spending in the United States compared with the same period in 2009.  Additionally, although price increases implemented on our products in Mexico during the fourth quarter of 2009 improved profitability, we believe that they also contributed to the decline in our active Associate count and resulting product sales on a year-over-year basis.

Asia Pacific:  The increase in local currency net sales in this region was primarily due to higher product sales volume resulting from an increase in the average number of active Associates.  This increase in the number of active Associates came, predominantly, from Hong Kong.  The increase in total Asia Pacific sales was partially offset by a decline in sales and the average number of active Associates in Southeast Asia Pacific in the first six months of 2010.

Gross Profit

Gross profit increased to 81.3% of net sales for the first six months of 2010, from 79.2% of net sales for the same period of 2009.  This increase in gross profit can primarily be attributed to a decrease in overall raw materials cost, currency benefits, and lower relative freight costs on shipments to our customers.  Additionally, during 2009 we implemented some product price changes both on low margin products and in conjunction with product formula upgrades, and we discontinued several of our lower gross margin product pack offerings.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 45.4% during the first six months of 2010, compared with 44.0% for the same period of 2009.  This increase was primarily the result of higher utilization of our Matching Bonus program and an increase in our base Compensation Plan commissions related to the year-over-year change in currency exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 23.1% of net sales for the first six months of 2010, compared with 23.9% for the same period of 2009.  This decrease is the result of leverage gained on higher net sales, partially offset by expenses related to our Asia Pacific Convention that was held during the second quarter of 2010.  Because we did not hold a convention in this region during 2009, the cost of this convention is not comparable.

In absolute terms, our selling, general and administrative expenses increased by $6.6 million for the first six months of 2010, compared with the same period in 2009.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in wage-related expenses of approximately $2.4 million;

•                  Expenses related to our Asia-Pacific Convention of approximately $1.6 million;

•                  An increase in credit card fees of approximately $0.9 million related to an increase in sales;

•                  An increase in professional service fees of approximately $0.7 million; and

•                  An increase in customer recognition and promotional activities of approximately $0.5 million.

Other Income (Expense)

Other income (expense) had a net change of $0.3 million to other expense of nearly $0.3 million for the first six months of 2010 when compared with the same period in 2009.  This change was the result of a $0.2 million loss resulting from changes in currency exchange rates on intercompany transactions during the first six months of 2010, compared with a $0.5 million gain in the prior year period.  This loss was partially offset by a $0.4 million decrease in interest expense from our line of credit, which was paid off in the first quarter of 2010.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are no material restrictions on our ability to transfer and remit funds among our international markets.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first six months of 2010, we had a net cash flow from operating activities of $25.3 million, compared with $6.5 million for the same period in 2009.  The most significant factors of this change were an increase in net sales during the first six months of 2010, and the unusual payments that we made during the first six months of 2009 and their effects on related balance sheet items, such as other liabilities and prepaid expenses and other assets.  These payments, totaling $14.4 million in the first six months of 2009, were the result of an unanticipated arbitration award and an IRS tax settlement.  These improvements were partially offset by increased cash spent on inventory for our Asia Pacific Convention.

As a U.S.-based, multi-national company, reporting in U.S. dollars, our net sales and earnings can be significantly affected by changes in currency exchange rates and it is difficult to estimate the impact that these changes may have on our future operating results.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.  During the first six months of 2009, we received a benefit to net sales of approximately $13.9 million related to changes in currency exchange rates.

Line of credit

We currently maintain a $40.0 million credit facility with Bank of America.  As of July 3, 2010, no amount was outstanding on this line of credit.

The agreement for this line of credit (“Credit Agreement”) contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $50.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.5 to 1.0 at the end of each quarter.  The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses.  As of July 3, 2010, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

This line of credit matures in May 2011, at which time we will be required to pay any outstanding balance unless the line is replaced or terms are renegotiated.  There can be no assurance that we will be able to secure the same or similar credit terms on a new line of credit upon maturity of our existing Credit Agreement or that we will have the same amount available to us.

Working capital

Cash and cash equivalents increased to $28.4 million at July 3, 2010, from $13.7 million at January 2, 2010.  Net working capital increased to $27.5 million at July 3, 2010, from $11.4 million at January 2, 2010.  This increase in net working capital was due mostly to an increase in net cash flow from operating activities, and was partially offset by the cash paid on our line of credit.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  There were no share repurchases during the first six months of 2010.  There currently is no expiration date on the remaining approved repurchase amount of $8.7 million and no requirement for future share repurchases.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings, cash flows, and financial position are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties that are inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in our international operations.  This includes changes in the laws and policies that govern investment in international countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

Currency Risks.  Net sales outside the United States represented 63.5% and 69.2% of our net sales in the six-month periods ended July 4, 2009 and July 3, 2010, respectively.  Because a significant portion of our sales are generated outside of the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 14 countries, with Hong Kong (where the local currency is tied to the U.S. dollar) being our largest international market, at 20.8% of net sales in the six months ended July 3, 2010, followed by Canada at 14.7%.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.  Changes in currency exchange rates may also affect our product margins because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  From time-to-time we use currency exchange contracts, which includes the purchase of put and call options, giving us the right, but not the obligation, to sell or buy international currency at a specified exchange rate (“strike price”).  These contracts provide protection in the event that the currency weakens beyond the option strike price.  In addition, we have used forward contracts to supplement our use of options.  The fair value of these contracts is estimated based on period-end quoted market prices, and the resulting asset and expense, which historically has not been material, is recognized in our Consolidated Financial Statements.  We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of July 3, 2010, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the quarterly periods indicated:

	2009		2010
	First	Second	First	Second

Canadian Dollar	1.24	1.16	1.04	1.03
Australian Dollar	1.50	1.31	1.10	1.14
New Zealand Dollar	1.87	1.65	1.41	1.43
Hong Kong Dollar	7.75	7.75	7.76	7.78
Japanese Yen	93.83	97.09	90.74	91.80
New Taiwan Dollar	33.98	33.11	31.92	31.86
Korean Won	1,411.30	1,250.00	1,142.55	1,166.79
Singapore Dollar	1.51	1.47	1.40	1.39
Mexican Peso	14.35	13.28	12.75	12.59
Chinese Yuan	6.84	6.83	6.83	6.82
Malaysian Ringitt	3.63	3.54	3.36	3.24
Philippine Peso	47.68	47.62	45.92	45.55

Interest Rate Risks.  As of July 3, 2010, we had no outstanding debt, and therefore, we have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs.  In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Chirco vs. USANA et. al

As of July 3, 2010, this purported class action lawsuit was pending in State District Court in Clark County, Nevada against the Company and certain of its present and former officers and directors, as well as other individuals.  Further information with respect to this litigation is contained under the caption “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year-ended January 2, 2010, which was filed with the Securities and Exchange Commission on March 17, 2010. We believe the claims in this action are distorted, not actionable under applicable law, and without merit. We will continue to vigorously defend the Company and related defendants in this action.

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

USANA HEALTH SCIENCES, INC.

Date:	August 5, 2010	/s/ Jeffrey A. Yates
Jeffrey A. Yates
Chief Financial Officer
(Principal Financial and Accounting Officer)