Form 10-Q
period 2010-10-02
USANA HEALTH SCIENCES INC
filed 2010-11-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 15,968,838.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 2, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 2,	October 2,
	2010 (1)	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,658	$22,928
Inventories	25,761	32,605
Prepaid expenses and other current assets	10,391	15,155
Deferred income taxes	2,116	2,622
Total current assets	51,926	73,310

Property and equipment, net	57,241	58,327

Goodwill	5,690	16,930
Intangible assets, net	—	40,872
Other assets	8,581	12,086
	$123,438	$201,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,810	$8,485
Line of credit - short term	—	19,000
Other current liabilities	34,668	43,017
Total current liabilities	40,478	70,502

Line of credit - long term	7,000	—

Other long-term liabilities	1,587	1,076

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,309 as of January 2, 2010 and 15,760 as of October 2, 2010	15	16
Additional paid-in capital	16,425	43,705
Retained earnings	56,410	83,272
Accumulated other comprehensive income	1,523	2,954
Total stockholders’ equity	74,373	129,947
	$123,438	$201,525

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended
	October 3,	October 2,
	2009	2010

Net sales	$110,764	$135,006

Cost of sales	22,637	25,157

Gross profit	88,127	109,849

Operating expenses:
Associate incentives	50,799	60,560
Selling, general and administrative	25,414	30,751

Total operating expenses	76,213	91,311

Earnings from operations	11,914	18,538

Other income (expense):
Interest income	15	36
Interest expense	(105)	(42)
Other, net	200	557

Other income, net	110	551

Earnings before income taxes	12,024	19,089

Income taxes	4,112	6,240

Net earnings	7,912	12,849

Earnings per common share
Basic	$0.52	$0.83

Diluted	$0.51	$0.79

Weighted-average common shares outstanding
Basic	15,345	15,562
Diluted	15,547	16,247

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(U.S. dollars in thousands, except per share data)

(unaudited)

	Nine Months Ended
	October 3,	October 2,
	2009	2010

Net sales	$320,156	$380,104

Cost of sales	66,236	70,912

Gross profit	253,920	309,192

Operating expenses:
Associate incentives	143,010	171,743
Selling, general and administrative	75,463	87,358

Total operating expenses	218,473	259,101

Earnings from operations	35,447	50,091

Other income (expense):
Interest income	45	70
Interest expense	(540)	(68)
Other, net	640	301

Other income, net	145	303

Earnings before income taxes	35,592	50,394

Income taxes	12,243	17,134

Net earnings	23,349	33,260

Earnings per common share
Basic	$1.52	$2.16

Diluted	$1.51	$2.11

Weighted-average common shares outstanding
Basic	15,349	15,397
Diluted	15,421	15,763

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended October 3, 2009 and October 2, 2010

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Nine Months Ended October 3, 2009
Balance at January 3, 2009	15,350	15	8,089	24,107	(375)	31,836

Comprehensive income
Net earnings				23,349		23,349

Foreign currency translation adjustment, net of tax benefit of $1,427					1,708	1,708

Comprehensive income						25,057

Common stock repurchased and retired	(33)		(249)	(773)		(1,022)

Equity-based compensation expense			6,916			6,916

Common stock issued under equity award plans, including tax expense of $19	9		57			57

Balance at October 3, 2009	15,326	$15	$14,813	$46,683	$1,333	$62,844

For the Nine Months Ended October 2, 2010
Balance at January 2, 2010	15,309	15	16,425	56,410	1,523	74,373

Comprehensive income
Net earnings				33,260		33,260

Foreign currency translation adjustment, net of tax benefit of $614					1,431	1,431

Comprehensive income						34,691

Common stock repurchased and retired	(199)		(2,232)	(6,398)		(8,630)

Common stock issued in connection with acquisition	400	1	17,715			17,716

Equity-based compensation expense			7,107			7,107

Common stock issued under equity award plans, including tax benefit of $50	250		4,690			4,690

Balance at October 2, 2010	15,760	$16	$43,705	$83,272	$2,954	$129,947

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 3,	October 2,
	2009	2010
Cash flows from operating activities
Net earnings	$23,349	$33,260
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,312	5,641
Loss (gain) on sale of property and equipment	(155)	87
Equity-based compensation expense	6,916	7,107
Excess tax benefit from equity-based payment arrangements	(11)	(792)
Deferred income taxes	(2,179)	(1,221)
Provision for inventory valuation	780	989
Changes in operating assets and liabilities:
Inventories	(1,364)	(5,040)
Prepaid expenses and other assets	3,776	30
Accounts payable	(1,311)	41
Other liabilities	(14,585)	6,137

Total adjustments	(2,821)	12,979

Net cash provided by operating activities	20,528	46,239

Cash flows from investing activities
Acquisition, net of cash acquired	$—	$(42,694)
Receipts on notes receivable	169	—
Increase in notes receivable	(143)	—
Proceeds from sale of property and equipment	837	32
Purchases of property and equipment	(2,871)	(3,676)

Net cash used in investing activities	(2,008)	(46,338)

Cash flows from financing activities
Proceeds from equity awards exercised	$76	$4,640
Excess tax benefits from equity-based payment arrangements	11	792
Repurchase of common stock	(1,022)	(8,630)
Borrowings on line of credit	55,710	23,350
Payments on line of credit	(73,700)	(11,350)

Net cash (used in) provided by financing activities	(18,925)	8,802

Effect of exchange rate changes on cash and cash equivalents	389	567

Net increase (decrease) in cash and cash equivalents	(16)	9,270

Cash and cash equivalents, beginning of period	13,281	13,658

Cash and cash equivalents, end of period	$13,265	$22,928

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$503	$62
Income taxes	17,874	18,582

Non-cash financing activities
Common stock issued in connection with acquisitions	—	17,716

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The condensed balance sheet as of January 2, 2010, derived from audited financial statements, and the unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of October 2, 2010 and results of operations for the quarters and nine months ended October 3, 2009 and October 2, 2010.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.  The results of operations for the quarter and nine months ended October 2, 2010, may not be indicative of the results that may be expected for the fiscal year 2010 ending January 1, 2011.

NOTE A — ORGANIZATION

USANA develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Company’s products are sold throughout the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, the Philippines, Hong Kong, Taiwan, Japan, South Korea, and as of August 2010, the People’s Republic of China (“China” or “PRC”).

NOTE B — ACQUISITION

On August 16, 2010, the Company indirectly acquired 100% of BabyCare Ltd. (“BabyCare”), a limited liability company incorporated under the laws of the PRC, for the purchase price of $62,716, which consisted of $45,000 cash paid and $17,716 common stock issued (400,000 shares of USANA common stock at $44.29).

BabyCare is a direct selling company in China that is principally engaged in developing, manufacturing and selling nutritional products for the entire family, with an emphasis on infant nutrition, through both a distributor sales force and a chain of retail centers.  This acquisition was accomplished in the following simultaneous transactions. The Company acquired Pet Lane, Inc., a Delaware corporation (“Pet Lane”), which is the record owner of BabyCare in China. Simultaneously, the Company entered into and closed a share purchase agreement (the “Purchase Agreement”) by and among the Company and the following parties: Pet Lane; Yaolan Ltd., an exempted company organized under the laws of the Cayman Islands (“Yaolan”); and BabyCare Holdings, Ltd., an exempted company organized under the laws of the Cayman Islands (“BabyCare Holdings”). Pursuant to the Purchase Agreement, the Company, through its acquisition entity Pet Lane, acquired all of the issued and outstanding shares of BabyCare Holdings (the “Shares”) from Yaolan. BabyCare Holdings is the beneficial owner of BabyCare. As a result of its acquisition of Pet Lane and BabyCare Holdings, the Company, indirectly, has acquired both record and beneficial ownership of BabyCare.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE B — ACQUISITION — CONTINUED

The acquisition was accounted for as a business combination and as such, the results of operations for BabyCare have been included in the consolidated financial statements since the effective date of acquisition.  This acquisition contributed $3,358 in net sales and net earnings of $130 for the quarter ended October 2, 2010.  Unaudited supplemental pro forma information had the acquisition occurred at the beginning of each period is as follows:

	Quarter Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010

Net sales	$114,474	$136,592	$330,824	$389,726
Net earnings	6,570	12,338	19,600	30,782

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition.  The purchase price allocation for BabyCare is as follows:

August 16,
2010

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$3,006
Inventories	1,702
Prepaid expenses and other current assets	4,663
Property and equipment	1,517
Goodwill	10,540
Intangible assets	41,000
Other assets	3,375
Accounts payable	(2,552)
Other current liabilities	(535)

$62,716

Goodwill of $10,540 has been recognized for the excess of consideration transferred over the acquisition-date fair value of net assets acquired.  In accordance with accounting standards governing the subsequent measurement of goodwill, goodwill will not be amortized, but will be tested at least annually for impairment. The fair value of intangible assets acquired in the amount of $41,000 was derived using various methodologies applied within the income approach.  For further information on intangible assets, see Note G to these consolidated financial statements.  For tax purposes, $52,323 of goodwill and other intangible assets will be deducted over a period of 15 years in computing the Company’s United States tax obligation.  The anticipated benefits associated with the acquired goodwill and other intangibles include facilitating our expansion and growth in China.  The most significant intangible asset is a direct selling license held by BabyCare from the Chinese government to engage in direct selling activities in the Municipality of Beijing.  This direct selling license allows BabyCare to engage non-employee distributors to sell their products away from fixed retail locations.

The costs related to the acquisition of BabyCare totaled $1,895 which included; advisory, legal, accounting, valuation, and other professional fees.  These costs were expensed as incurred in the periods in which services were received and recognized in the consolidated statements of earnings in Selling, General and Administrative expenses.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE C — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company reports term deposits in accordance with established authoritative guidance, which requires a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels are defined as follows:

•                  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•                  Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 inputs are unobservable and are used to measure fair value in situations where there is little, if any, market activity for the asset or liability at the measurement date.

The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2.  The carrying values of these term deposits approximate their fair values due to their short-term maturities.  As of October 2, 2010, the fair value of term deposits in the consolidated balance sheet totaled $3,588, consisting of $598 classified in cash and cash equivalents, and $2,990 in prepaid expenses and other current assets.

NOTE D — INVENTORIES

Inventories consist of the following:

	January 2,	October 2,
	2010	2010

Raw materials	$6,785	$8,551
Work in progress	5,003	5,027
Finished goods	13,973	19,027

	$25,761	$32,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 2,	October 2,
	2010	2010

Prepaid insurance	$1,165	$331
Other prepaid expenses	2,263	2,117
Federal income taxes receivable	505	1,736
Miscellaneous receivables, net	2,775	3,492
Deferred commissions	2,738	3,122
Other current assets	945	4,357

	$10,391	$15,155

NOTE F — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 2,	October 2,
	Years	2010	2010

Buildings	40	$37,346	$38,226
Laboratory and production equipment	5-7	16,242	17,610
Sound and video library	5	600	600
Computer equipment and software	3-5	27,419	29,057
Furniture and fixtures	3-5	4,561	4,820
Automobiles	3-5	256	289
Leasehold improvements	3-5	4,478	5,171
Land improvements	15	2,025	2,041

		92,927	97,814

Less accumulated depreciation and amortization		43,714	47,916

		49,213	49,898

Land		7,352	7,811

Deposits and projects in process		676	618

		$57,241	$58,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — INTANGIBLE ASSETS

Intangible assests consist of the following:

	As of October 2, 2010			Weighted-average
	Gross Carrying	Accumulated	Net Carrying	amortization
	Amount	Amortization	Amount	period (years)

Amortized intangible assets
Trade Name & Trademarks	$3,900	$(49)	$3,851	10
Customer Relationships	1,900	(79)	1,821	3
	5,800	(128)	5,672

Unamortized intangible assets
Product Formulas	8,600		8,600
Direct Sales License	26,600		26,600
	35,200		35,200
	$41,000		$40,872

The Aggregate Amortization Expense:
For quarter ended October 2, 2010	$128

Estimated Amortization Expense:
Remainder of 2010	$266
2011	1,023
2012	1,023
2013	780
2014	390
Thereafter	2,190
	$5,672

NOTE H — LINE OF CREDIT

The Company has a $40,000 line of credit.  At October 2, 2010, there was an outstanding balance of $19,000 associated with the line of credit, with a weighted-average interest rate of 1.26%.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.  The Company will be required to pay the balance on this line of credit in full at the time of maturity in May 2011 unless the line of credit is replaced or terms are renegotiated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 2,	October 2,
	2010	2010

Associate incentives	$8,008	$9,777
Accrued employee compensation	8,508	11,637
Income taxes	284	1,716
Sales taxes	3,683	4,178
Associate promotions	1,026	1,200
Deferred revenue	7,387	8,536
Provision for returns and allowances	1,115	1,014
All other	4,657	4,959

	$34,668	$43,017

NOTE J — EQUITY-BASED COMPENSATION

Equity-based compensation expense for the quarters ended October 3, 2009, and October 2, 2010, was $2,298 and $2,967, respectively.  The related tax benefit for these periods was $845 and $1,180, respectively.  Expense for the nine months ended October 3, 2009, and October 2, 2010, was $6,916 and $7,107, respectively.  The related tax benefit for these periods was $2,492 and $2,693, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of October 2, 2010.  This table does not include an estimate for future grants that may be issued.

Remainder of 2010	$3,286
2011	12,545
2012	10,455
2013	6,409
2014	3,904
2015	1,651
$38,250

The cost above is expected to be recognized over a weighted-average period of 2.4 years.

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010

Expected volatility	55.8%	54.8%	41.0%	54.9%
Risk-free interest rate	2.1%	1.4%	1.8%	1.7%
Expected life	4.1 yrs.	4.2 yrs.	4.0 yrs.	4.2 yrs.
Expected dividend yield	—	—	—	—
Weighted-average grant price	$27.99	$43.73	$26.43	$38.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — EQUITY-BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the nine months ended October 2, 2010 is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 2, 2010	4,267	$30.26	3.8	$17,173
Granted	1,098	38.23
Exercised	(430)	28.21
Canceled or expired	(89)	32.98

Outstanding at October 2, 2010	4,846	$32.20	3.5	$41,142

Exercisable at October 2, 2010	1,821	$32.38	3.0	$14,671

*                 Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money.

The weighted-average fair value of stock-settled stock appreciation rights that were granted during the nine-month periods ended October 3, 2009, and October 2, 2010 was $9.07 and $17.07, respectively.  The total intrinsic value of awards that were exercised during the nine-month periods ended October 3, 2009, and October 2, 2010 was $194 and $6,057, respectively.

A summary of the Company’s deferred stock unit activity for the nine months ended October 2, 2010 is as follows:

	Shares	Weighted- average Fair Value
Nonvested at January 2, 2010	—	$—
Granted	100	$44.29
Vested	—	$—
Canceled or expired	—	$—

Nonvested at October 2, 2010	100	$44.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE K — COMMON STOCK AND EARNINGS PER SHARE

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

	For the Quarter Ended
	October 3,	October 2,
	2009	2010

Net earnings available to common shareholders	$7,912	$12,849

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	15,350	15,309
Issued during period	4	320
Canceled during period	(9)	(67)

Weighted-average common shares outstanding during period	15,345	15,562

Earnings per common share from net earnings - basic	$0.52	$0.83

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	15,345	15,562
Dilutive effect of equity awards	202	685

Weighted-average shares outstanding during period - diluted	15,547	16,247

Earnings per common share from net earnings - diluted	$0.51	$0.79

Equity awards for 1,295 and 434 shares of stock were not included in the computation of diluted EPS for the quarters ended October 3, 2009, and October 2, 2010, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE K — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	For the Nine Months Ended
	October 3,	October 2,
	2009	2010

Net earnings available to common shareholders	$23,349	$33,260

Basic EPS

Shares
Common shares outstanding - entire period
Weighted-average common shares:	15,350	15,309
Issued during period	2	110
Canceled during period	(3)	(22)

Weighted-average common shares outstanding during period	15,349	15,397

Earnings per common share from net earnings - basic	$1.52	$2.16

Diluted EPS

Shares
Weighted-average shares outstanding during period - basic	15,349	15,397
Dilutive effect of equity awards	72	366

Weighted-average shares outstanding during period - diluted	15,421	15,763

Earnings per common share from net earnings - diluted	$1.51	$2.11

Equity awards for 1,571 and 1,627 shares of stock were not included in the computation of diluted EPS for the nine-month periods ended October 3, 2009, and October 2, 2010, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTE L — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010

Net earnings	$7,912	$12,849	$23,349	$33,260
Foreign currency translation adjustment	797	1,894	1,708	1,431

Comprehensive income	$8,709	$14,743	$25,057	$34,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE M — SEGMENT INFORMATION

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

	Quarter Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Product Line
USANA® Nutritionals	76%	78%	76%	77%
USANA Foods	12%	12%	12%	12%
Sensé — beautiful science®	9%	7%	9%	8%

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

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China(1) — Hong Kong, Taiwan, and China(2)

•                  North Asia — Japan and South Korea

(1)         Formerly referred to as East Asia.

(2)         Our business in China is that of BabyCare, which was indirectly acquired on August 16, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE M — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Net Sales to External Customers

North America
United States	$38,098	$38,228	$114,495	$113,826
Canada	16,661	16,419	48,051	52,352
Mexico	5,535	5,314	16,384	16,416
North America Total	60,294	59,961	178,930	182,594

Asia Pacific
Southeast Asia Pacific	25,227	25,730	69,683	74,231
Greater China	20,262	43,456	56,866	106,156
North Asia	4,981	5,859	14,677	17,123
Asia Pacific Total	50,470	75,045	141,226	197,510

Consolidated Total	$110,764	$135,006	$320,156	$380,104

	As of
	January 2,	October 2,
	2010	2010
Total Assets

North America
United States	$63,145	$83,489
Canada	4,902	3,853
Mexico	4,904	3,170
North America Total	72,951	90,512

Asia Pacific
Southeast Asia Pacific	30,104	26,591
Greater China	14,505	77,571
North Asia	5,878	6,851
Asia Pacific Total	50,487	111,013

Consolidated Total	$123,438	$201,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE M — SEGMENT INFORMATION — CONTINUED

The following provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Net Sales:
United States	$38,098	$38,228	$114,495	$113,826
Hong Kong	14,756	34,518	41,049	85,385
Canada	16,661	16,419	48,051	52,352

	As of
	January 2,	October 2,
	2010	2010
Long-lived Assets:
United States	$46,310	$45,165
Australia	14,116	15,139
China*	—	56,425

* Long-lived assets in China represent recently acquired tangible long-term assets, goodwill, and intangible assets.

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

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers; “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.   As of October 2, 2010, we had approximately 234,000 active Associates and approximately 74,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from us at any time during the most recent three-month period, either for personal use or for resale.

We group and present the countries in which we have ongoing operations as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China(1) — Hong Kong, Taiwan, and China(2)

•                  North Asia — Japan and South Korea

(1)         Formerly referred to as East Asia.

(2)         Our business in China is that of BabyCare, Ltd. (“BabyCare”), which was indirectly acquired on August 16, 2010.  BabyCare is a direct selling company that is principally engaged in developing, manufacturing and selling nutritional products for the entire family, with an emphasis on infant nutrition.  Its products are sold through both a distributor sales force and a chain of retail centers.  BabyCare holds a license from the Chinese government to engage in direct selling activities in the Municipality of Beijing and is working to obtain similar licenses in other Chinese provinces.  This direct selling license allows BabyCare to engage non-employee distributors to sell BabyCare’s products away from fixed retail locations.

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

	Nine Months Ended
	October 3,	October 2,
	2009	2010
Product Line
USANA® Nutritionals
Essentials	33%	30%
Optimizers	43%	47%
USANA Foods	12%	12%
Sensé — beautiful science®	9%	8%
All Other	3%	3%

	Nine Months Ended
	October 3,	October 2,
	2009	2010
Key Product

USANA® Essentials	19%	18%
HealthPak 100 ™	12%	10%
Proflavanol®	11%	11%

Because we utilize a direct selling model for the distribution of our products the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active

Associates and Preferred Customers purchasing our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the nine months ended October 2, 2010.  In general, the volume of recurring monthly product purchases by an Associate or a Preferred Customer, in their local currencies, remain relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	October 3, 2009		October 2, 2010		Prior Year	Change

North America:
United States	61,000	30.7%	55,000	23.5%	(6,000)	(9.8)%
Canada	26,000	13.1%	25,000	10.7%	(1,000)	(3.8)%
Mexico	15,000	7.5%	11,000	4.7%	(4,000)	(26.7)%
North America Total	102,000	51.3%	91,000	38.9%	(11,000)	(10.8)%

Asia Pacific:
Southeast Asia Pacific	49,000	24.6%	46,000	19.7%	(3,000)	(6.1)%
Greater China*	40,000	20.1%	89,000	38.0%	49,000	122.5%
North Asia	8,000	4.0%	8,000	3.4%	—	0.0%
Asia Pacific Total	97,000	48.7%	143,000	61.1%	46,000	47.4%

	199,000	100.0%	234,000	100.0%	35,000	17.6%

*Active Associate count as of October 2, 2010 includes those of BabyCare, which was acquired in August, 2010.

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	October 3, 2009		October 2, 2010		Prior Year	Change

North America:
United States	40,000	58.8%	37,000	50.0%	(3,000)	(7.5)%
Canada	15,000	22.1%	14,000	18.9%	(1,000)	(6.7)%
Mexico	3,000	4.4%	3,000	4.1%	—	0.0%
North America Total	58,000	85.3%	54,000	73.0%	(4,000)	(6.9)%

Asia Pacific:
Southeast Asia Pacific	8,000	11.7%	7,000	9.5%	(1,000)	(12.5)%
Greater China*	1,000	1.5%	12,000	16.2%	11,000	1100.0%
North Asia	1,000	1.5%	1,000	1.3%	—	0.0%
Asia Pacific Total	10,000	14.7%	20,000	27.0%	10,000	100.0%

	68,000	100.0%	74,000	100.0%	6,000	8.8%

*Active Preferred Customer count as of October 2, 2010 includes those of BabyCare, which was acquired in August, 2010.

	Total Active Customers By Region
	As of		As of		Change from	Percent
	October 3, 2009		October 2, 2010		Prior Year	Change

North America:
United States	101,000	37.8%	92,000	29.9%	(9,000)	(8.9)%
Canada	41,000	15.4%	39,000	12.7%	(2,000)	(4.9)%
Mexico	18,000	6.7%	14,000	4.5%	(4,000)	(22.2)%
North America Total	160,000	59.9%	145,000	47.1%	(15,000)	(9.4)%

Asia Pacific:
Southeast Asia Pacific	57,000	21.3%	53,000	17.2%	(4,000)	(7.0)%
Greater China*	41,000	15.4%	101,000	32.8%	60,000	146.3%
North Asia	9,000	3.4%	9,000	2.9%	—	0.0%
Asia Pacific Total	107,000	40.1%	163,000	52.9%	56,000	52.3%

	267,000	100.0%	308,000	100.0%	41,000	15.4%

*Total active customer count as of October 2, 2010 includes those of BabyCare, which was acquired in August, 2010.

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

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates and the continued success and growth of our business.  In accordance with the direct selling laws in China, BabyCare Associates do not participate in our compensation plan. Instead, they are compensated under BabyCare’s compensation plan, which we believe is among the most rewarding compensation plans in China.  For ease of reference, USANA’s compensation plan and BabyCare’s compensation plan are sometimes referred to in this report collectively as “Compensation Plan”.  To support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of our management team.  We also provide low cost sales tools, including online sales, business management, and training tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

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

Operating in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These

statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K and in Item 1A of Part II of this report.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report, are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•                  Our ability to attract and maintain a sufficient number of Associates;

•                  Our dependence upon a network marketing system to distribute our products and the activities of our independent Associates;

•                  Our planned expansion into international markets, including delays in commencement of sales in any new market, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

•                  General economic conditions, both domestically and internationally;

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

•                  The introduction of new laws or changes to existing laws, both domestically and internationally; or

•                  The outcome of regulatory and litigation matters.

Results of Operations

Summary of Financial Results and Recent Developments

Net sales for the third quarter of 2010 increased $24.2 million to $135.0 million, or 21.9% when compared with the third quarter of 2009.  Our growth continues to be driven by increased product sales volumes resulting from an overall increase in the number of active Associates.  This growth came largely from the success in Greater China.  Net sales during the quarter also benefited from changes in currency exchange rates by approximately $3.5 million.

As discussed above, on August 16, 2010 we indirectly acquired BabyCare, Ltd, a direct selling company organized under the laws of China.  During the third quarter, BabyCare added $3.4 million in net sales and added 10,000 active Associates and 10,000 active Preferred Customers to our existing customer base.  Our acquisition of BabyCare is significant to us in that it provides the platform necessary to introduce our products into that market.  In the short-term, BabyCare will continue to operate independently from USANA, however, we are currently working to get USANA products registered and approved to sell in China.  Upon gaining this approval, we anticipate that our sales growth will accelerate in BabyCare.

Net earnings during the third quarter of 2010 increased 62.4% to $12.8 million from $7.9 million in the prior year.  This increase was primarily the result of higher net sales, improved gross profit, lower relative Associate incentives expense, and a lower effective tax rate.

Also during the third quarter, we held our annual international convention in Salt Lake City where we launched several new products and a new manufacturing technology, introduced a new interactive presentation tool, and announced enhancements to our Associate recognition and rewards programs.  Two of the products that we launched feature our new manufacturing technology, which we call Nutritional Hybrid Technology.  This technology allows us to combine two distinct formulas into one bi-layered tablet, allowing for advanced ingredient combinations, while providing product stability.  Our new interactive presentation tool, called Health and Freedom Solution, was created and designed to help our Associates explain and share the USANA opportunity, including the benefits of our products and our award-winning Compensation Plan.

Quarters Ended October 3, 2009 and October 2, 2010

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Change
	Net Sales by Region						Approximate	excluding
	(in thousands)				Change		impact of	the impact
	Quarter Ended				from prior	Percent	currency	of currency
	October 3, 2009		October 2, 2010		year	change	exchange	exchange

North America:
United States	$38,098	34.4%	$38,228	28.3%	$130	0.3%	$ N/A	0.3%
Canada	16,661	15.0%	16,419	12.2%	(242)	(1.5)%	800	(6.3)%
Mexico	5,535	5.0%	5,314	3.9%	(221)	(4.0)%	200	(7.6)%
North America Total	60,294	54.4%	59,961	44.4%	(333)	(0.6)%	1,000	(2.2)%

Asia Pacific:
Southeast Asia Pacific	25,227	22.8%	25,730	19.1%	503	2.0%	2,000	(5.9)%
Greater China	20,262	18.3%	43,456	32.2%	23,194	114.5%	100	114.0%
North Asia	4,981	4.5%	5,859	4.3%	878	17.6%	400	9.6%
Asia Pacific Total	50,470	45.6%	75,045	55.6%	24,575	48.7%	2,500	43.7%

	$110,764	100.0%	$135,006	100.0%	$24,242	21.9%	$3,500	18.7%

North America:  The decrease in net sales in this region was the result of lower product sales volume resulting from a decrease in the number of active Associates and Preferred Customers in this region.  This decrease was partially offset by a slight increase in customer spending in the United States and Mexico.  Part of the decline in the number of active Associates is due to an increase in the number of North America-based Associates building their businesses in Asia, which results in growth in sales and Associates in Asia Pacific rather than North America.  We also believe that continued economic challenges, particularly in the consumer products segment, contributed to this decrease in active Associates.  Over the last couple of years we have implemented certain price increases, including a price increase of nearly ten percent on our products in Mexico.  While our profitability in Mexico has improved, we believe that the price increases in this market contributed to the decline in our sales and active Associate count.

Asia Pacific:  The increase in net sales in this region was primarily due to higher product sales volume resulting from a 47.4% increase in the number of active Associates.  This increase came predominantly from Greater China.  This growth was led by Hong Kong, where the number of active Associates increased 142.9% year-over-year and net sales increased 133.9%.

Additionally, our acquisition of BabyCare added approximately $3.4 million in net sales, 10,000 active Associates, and 10,000 active Preferred Customers to this region.  Excluding BabyCare, net sales in this region increased 42.0%, the number of active Associates increased 37.1%, and the number of active Preferred Customers remained unchanged.  We also experienced double-digit growth in the Philippines, Japan, and South Korea.  The increase in total Asia Pacific sales, on a local currency basis, was partially offset by a decline in sales and Associates in Southeast Asia Pacific in the third quarter.

Gross Profit

Gross profit increased to 81.4% of net sales for the third quarter of 2010, from 79.6% of net sales for the third quarter of 2009.  This increase in gross profit can be attributed to a decrease in overall raw materials cost, currency benefits, lower relative freight costs on shipments to our customers, production and shipping efficiency due to capital investments, and leverage gained on increased net sales.  Additionally, we have implemented certain price increases, notably on some of our larger packs and flagship products, which have contributed to our improved gross profit.

Associate Incentives

As a percentage of net sales, Associate incentives during the third quarter of 2010 decreased to 44.9%, compared with 45.9% for the third quarter of 2009.  This decrease was primarily due to the strategic initiative we implemented during the second quarter of 2010 to further reduce Associate incentives expense, partially offset by an increased payout under our Matching Bonus program.

Notably, our Associate Incentives expense has decreased modestly as a percentage of net sales on a sequential quarter basis since the fourth quarter of 2009.  We expect that Associate incentives expense will continue to decline relative to sales in the fourth quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were relatively flat at 22.8% of net sales for the third quarter of 2010, compared with 22.9% for the third quarter in 2009.  The leverage that we gained on this expense during the quarter was a result of higher sales and was mostly offset by the acquisition costs that we incurred related to BabyCare.

In absolute terms, our selling, general and administrative expenses increased by $5.3 million for the third quarter of 2010, compared with the third quarter in 2009.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in wage-related expenses of approximately $3.1 million, some of which includes the addition of expenses related to BabyCare;

•                  Non-recurring acquisition costs related to BabyCare of approximately $1.2 million; and

•                  An increase in credit card fees of approximately $0.5 million related to an increase in sales.

Notably, in connection with the acquisition of BabyCare we issued equity awards to certain BabyCare executives, which are expected to add approximately $0.9 million per quarter to our selling, general and administrative expenses.  The $3.1 million in wage-related expenses referenced above includes approximately $0.4 million in expense relating to these equity awards.

Other Income (Expense)

Other income increased to $0.5 million in the third quarter of 2010 compared with $0.1 million in the third quarter of 2009.  This increase was primarily due to a $0.6 million gain from the impact of changes in currency exchange rates on intercompany transactions during the quarter.  Additionally, our interest expense decreased as a result of a lower average balance on our line of credit during the third quarter of 2010 compared with the third quarter of 2009.

Income Taxes

Income taxes totaled 32.7% of earnings before income taxes in the third quarter of 2010 compared to 34.2% in the third quarter of 2009.   This decrease is due to greater tax benefits from a reduction in tax reserves related to uncertain tax positions, the qualified production activities deduction, and stock option exercises during the quarter.

Diluted Earnings Per Share

Diluted earnings per share increased $0.28, or 54.9%, to $0.79 for the third quarter of 2010 compared with the third quarter of 2009.  This increase was due to higher net sales combined with improved gross margins, lower relative Associate incentives expense, and a lower effective tax rate.  These improvements were partially offset by acquisition costs and an increase in the average number of diluted shares outstanding.

Nine Months Ended October 3, 2009 and October 2, 2010

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

								Change
	Net Sales by Region						Approximate	excluding
	(in thousands)				Change		impact of	the impact
	Nine Months Ended				from prior	Percent	currency	of currency
	October 3, 2009		October 2, 2010		year	change	exchange	exchange

North America:
United States	$114,495	35.8%	$113,826	29.9%	$(669)	(0.6)%	$ N/A	(0.6)%
Canada	48,051	15.0%	52,352	13.8%	4,301	9.0%	5,800	(3.1)%
Mexico	16,384	5.1%	16,416	4.3%	32	0.2%	1,100	(6.5)%
North America Total	178,930	55.9%	182,594	48.0%	3,664	2.0%	6,900	(1.8)%

Asia Pacific:
Southeast Asia/Pacific	69,683	21.8%	74,231	19.6%	4,548	6.5%	8,600	(5.8)%
Greater China	56,866	17.7%	106,156	27.9%	49,290	86.7%	500	85.8%
North Asia	14,677	4.6%	17,123	4.5%	2,446	16.7%	1,400	7.1%
Asia Pacific Total	141,226	44.1%	197,510	52.0%	56,284	39.9%	10,500	32.4%

	$320,156	100.0%	$380,104	100.0%	$59,948	18.7%	$17,400	13.3%

North America:  The decrease in net sales in this region, on a local currency basis, was the result of lower product sales volume resulting from a decrease in the average number of active Associates and Preferred Customers in this region.  This decrease was partially offset by a slight increase in customer spending in the United States and Mexico.  Part of the decline in the number of active Associates is due to an increase in the number of North America-based Associates building their businesses in Asia, which results in growth in sales and Associates in Asia Pacific rather than North America.  We also believe that continued economic challenges, particularly in the consumer products segment, contributed to this decrease in active Associates.  Over the last couple of years we have implemented certain price increases, including a price increase of nearly ten percent on our products in Mexico.  While our profitability in Mexico has improved, we believe that the price increases in this market contributed to the decline in our active Associate count.

Asia Pacific:  The increase in net sales in this region was primarily due to higher product sales volume resulting from an increase in the average number of active Associates.  This increase came predominantly from Greater China where the growth was led by Hong Kong.  We also experienced double-digit growth in the Philippines and South Korea.  The increase in total Asia Pacific sales was partially offset by a decline in sales and the average number of active Associates in Southeast Asia Pacific.

Gross Profit

Gross profit increased to 81.3% of net sales during the nine months ended October 2, 2010, from 79.3% of net sales for the same period of 2009.  This increase in gross profit can primarily be attributed to a decrease in overall raw materials cost, currency benefits, lower relative freight costs on shipments to our customers, and leverage gained on increased net sales.  Additionally, we have implemented certain price increases, notably on some of our larger packs and flagship products, and we discontinued several of our lower gross margin product pack offerings, which have contributed to our improved gross profit.

Associate Incentives

Associate incentives increased to 45.2% of net sales during nine months ended October 2, 2010, compared with 44.7% for the same period of 2009.  This increase was primarily the result of higher utilization of our Matching Bonus program and an increase in base commissions under our Compensation Plan related to the year-over-year change in currency exchange rates.  As discussed above, however, Associate incentives as a percentage of net sales have decreased on a sequential quarter basis since the fourth quarter of 2009 due primarily to actions that we have taken to reduce this expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 23.0% of net sales for the nine months ended October 2, 2010, compared with 23.6% for the same period of 2009.  This decrease is the result of leverage gained on higher net sales and was partially offset by expenses related to our Asia Pacific convention that was held during the second quarter of 2010 (since this convention was not held during 2009), as well as acquisition costs related to BabyCare.

In absolute terms, our selling, general and administrative expenses increased by $11.9 million for the nine months ended October 2, 2010, compared with the same period in 2009.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in wage-related expenses of approximately $5.5 million;

•                  Non-recurring acquisition costs related to BabyCare of approximately $1.9 million;

•                  Expenses related to our Asia-Pacific convention of approximately $1.6 million;

•                  An increase in credit card fees of approximately $1.4 million related to an increase in sales; and

•                  An increase in customer recognition and promotional activities of approximately $0.6 million.

Income Taxes

Income taxes totaled 34.0% of earnings before income taxes for the nine months ended October 2, 2010 compared to 34.4% in the same period of 2009.   This decrease is due to greater tax benefits from the deduction for qualified production activities.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are no material restrictions on our ability to transfer and remit funds among our international markets.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first nine months of 2010, we had a net cash flow from operating activities of $46.2 million, compared with $20.5 million for the same period in 2009.  The most significant factors of this change were an increase in net sales during the first nine months of 2010, and the unfavorable effect of $14.4 million in payments made during 2009 for an unanticipated arbitration award and an IRS tax settlement.  The overall improvement in operating cash flow was partially offset by increased cash spent on the buildup of inventory to accommodate higher sales, inventory for our Asia Pacific convention in the second quarter of 2010, and for our annual international convention in the third quarter of 2010.

As a U.S.-based, multi-national company, reporting in U.S. dollars, our net sales and earnings can be significantly affected by changes in currency exchange rates and it is difficult to estimate the impact that these changes may have on our future operating results.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.  During the nine months ended October 2, 2010, we received a benefit to net sales of approximately $17.4 million related to changes in currency exchange rates.

Acquisition of BabyCare

On August 16, 2010, we indirectly acquired BabyCare Ltd. for $62.7 million.  The purchase price consisted of $28.5 million from our existing cash balance, $16.5 million from our line of credit, and 400,000 shares of our common stock.

Line of credit

We currently maintain a $40.0 million credit facility with Bank of America.  As of October 2, 2010, our balance on this line of credit, which is now a short-term liability with a maturity date in May 2011, was $19.0 million with a weighted-average interest rate of 1.26%.  Of this balance, $16.5 million was used in our acquisition of BabyCare.

The agreement for this line of credit (“Credit Agreement”) contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $50.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.5 to 1.0 at the end of each quarter.  The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses.  As of October 2, 2010, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

This line of credit matures in May 2011, at which time we will be required to pay any outstanding balance unless the line is replaced or terms are renegotiated.  There can be no assurance that we will be able to secure the same or similar credit terms on a new line of credit upon maturity of our existing Credit Agreement or that we will have the same amount available to us.  We do, however, expect to pay the line of credit in full prior to maturity in May 2011.

Working capital

Cash and cash equivalents increased to $22.9 million at October 2, 2010, from $13.7 million at January 2, 2010.  Net working capital decreased to $2.8 million at October 2, 2010, from $11.4 million at January 2, 2010.  The increase in cash and cash equivalents was due primarily to an increase in net cash flow from operating activities and also from proceeds on equity awards exercised.  These improvements to cash and cash equivalents were offset in large part by our acquisition of BabyCare and the cash spent on share repurchases.  The decrease in net working capital was the result of our acquisition of BabyCare and the related effects on cash and cash equivalents and our line of credit, which is now a short-term liability.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  During the nine months ended October 2, 2010, we repurchased and retired 199 thousand shares of common stock for a total investment of $8.6 million, at an average market price of $43.43.  Also, during the quarter ended October 2, 2010, our Board of Directors authorized an additional $40.0 million for share repurchases under the plan.  There currently is no expiration date on the remaining approved repurchase amount of $40.1 million and no requirement for future share repurchases.

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

Currency Risks.  Net sales outside the United States represented 64.2% and 70.1% of our net sales in the nine-month periods ended October 3, 2009 and October 2, 2010, respectively.  Because such a significant portion of our sales are generated outside of the United States, currency fluctuations have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 15 countries, with Hong Kong (where the local currency is tied to the U.S. dollar) being our largest international market, at 22.5% of net sales in the nine months ended October 2, 2010, followed by Canada at 13.8%.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.  Changes in currency exchange rates may also affect our product margins because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of October 2, 2010, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the quarterly periods indicated:

	2009			2010
	First	Second	Third	First	Second	Third

Canadian Dollar	1.24	1.16	1.09	1.04	1.03	1.04
Australian Dollar	1.50	1.31	1.20	1.10	1.14	1.10
New Zealand Dollar	1.87	1.65	1.48	1.41	1.43	1.39
Hong Kong Dollar	7.75	7.75	7.75	7.76	7.78	7.77
Japanese Yen	93.83	97.09	93.28	90.74	91.80	85.65
New Taiwan Dollar	33.98	33.11	32.75	31.92	31.86	31.88
Korean Won	1,411.30	1,250.00	1,234.60	1,142.55	1,166.79	1,179.66
Singapore Dollar	1.51	1.47	1.44	1.40	1.39	1.35
Mexican Peso	14.35	13.28	13.29	12.75	12.59	12.78
Chinese Yuan	6.84	6.83	6.83	6.83	6.82	6.77
Malaysian Ringitt	3.63	3.54	3.52	3.36	3.24	3.15
Philippine Peso	47.68	47.62	48.06	45.92	45.55	45.10

Interest Rate Risks.  As of October 2, 2010, we had a balance of $19.0 million outstanding on our line of credit, with a weighted-average interest rate of 1.26%.  This interest rate is computed at the bank’s Prime Rate, or LIBOR, adjusted by features specified in our loan agreements, with fixed rate term options of up to six months.  The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings.  If, however, we are unable to meet the covenants in our loan agreement, we would be required to renegotiate the terms of credit under the loan agreement, including the interest rate.  There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Chirco vs. USANA et. al

On April 17, 2009, USANA, and certain of its present and former officers and directors, were named as defendants in this purported class action lawsuit in State District Court in Clark County, Nevada. The complaint alleged a number of purported material misrepresentations to the market in violation of state pyramid law, deceptive business practices, and business fraud law. On September 29, 2010, the Nevada State District Court dismissed this lawsuit with prejudice.  The sole plaintiff in the case agreed to petition the court to dismiss the case after the plaintiff reviewed the evidence and determined that the lawsuit should not continue.

Item 1A.  RISK FACTORS

The risk factors presented below update the risk factors presented in our Annual Report on Form 10-K for the 2009 fiscal year and should be read in conjunction with the risk factors and information disclosed in such annual report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal year, and Current Reports of Form 8-K, for a detailed discussion of risks associated with our business.

Our net sales are significantly affected by our success in growing existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.  We have a history of expanding into new international markets. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our compensation plan across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our compensation plan seamlessly in all existing or future markets. For example, in August 2010, we indirectly acquired BabyCare, Ltd. (“BabyCare”), a nutritional supplement company that is licensed by the government of the People’s Republic of China (the “PRC” or “China”) to engage in direct selling in the Municipality of Beijing. Under Chinese law, single-level compensation models are permitted, but multi-level compensation models, as practiced by USANA and many other direct selling companies, are not. BabyCare utilizes a single-level compensation model in connection with its business in China, which is separate and different from our compensation plan in our other markets. In order to comply with China law, BabyCare will continue to utilize its compensation model and USANA’s compensation plan will not be integrated into BabyCare or utilized in China.

Introduction of new laws or changes to existing laws by the Chinese government may adversely affect our business.  Our newest market is the PRC by virtue of our indirect acquisition of BabyCare.  Our business and operations in China and those of BabyCare are governed by the Chinese legal system, which is codified in laws, regulations, circulars, administrative directives and internal guidelines. The Chinese government is in the process of developing its commercial legal system to meet the needs of foreign investors and encourage foreign investment. The Chinese economy is developing and growing very rapidly. Despite this rapid growth, the legal system in China has not always kept pace with the growth of the economic sector.  This raises the level of uncertainty regarding the application of existing laws and regulations to new economic events and circumstances. As a consequence, Chinese laws, regulations and legal requirements relevant to our business may change frequently, and their requirements, interpretation and enforcement involve uncertainties and potential inconsistencies.

Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and regulatory requirements. As a consequence, uncertainties and inconsistencies in the requirements, interpretation and enforcement of these laws, regulations and legal requirements could materially and adversely affect our business and operations and could expose us to potential liabilities, including potential fines and other penalties, if it is determined that we have failed to comply with the requirements of such laws, regulations and legal requirements.  Unlike the United States legal system, in China, the precedents of interpretation, implementation and enforcement of Chinese laws and regulations in certain business matters may be limited and Chinese court decisions are not binding on lower courts. As a result, the outcome of dispute resolutions may not be as consistent or predictable as in other more commercially advanced jurisdictions. Therefore, it may be difficult to obtain timely and equitable enforcement of Chinese laws, or to obtain enforcement in China of a judgment by a foreign court or jurisdiction.

Our ability to enforce BabyCare’s material agreements in China is uncertain. Chinese law will govern BabyCare’s material operating agreements. There is no assurance that BabyCare will be able to enforce those material agreements or that remedies will be available outside China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial laws, leading to a substantial degree of uncertainty as to the outcome of litigation. The inability to enforce or obtain a remedy under our agreements may have a material adverse impact on our operations.

We may incur unanticipated costs because of the unpredictability of the Chinese legal system.  The Chinese legal system has many uncertainties. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities.  Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration of Foreign Exchange (“SAFE”).  SAFE regulations require extensive documentation and reporting, some of which was burdensome and slowed payments.  If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced.  Also, current investors may not be able to obtain the profits of the businesses they own for other reasons.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations.  It is possible that the Chinese tax authorities may require changes in the calculation of distributable net income of BabyCare that may limit its ability to pay dividends and other distributions to stockholders.  Chinese law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not distributable as dividends.  These rules and possible changes could restrict BabyCare from repatriating funds.

The slowdown of China’s economy caused in part by the recent challenging global economic conditions may adversely affect our ability to grow our business in China. China’s economy has experienced a slowdown after the second quarter of 2007, when the quarterly growth rate of China’s gross domestic product reached 11.9%.  A number of factors have contributed to this slowdown, including appreciation of China’s currency, the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown has been further exacerbated by the challenging global economic conditions in the financial services and credit markets, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.  It is uncertain how long the challenging global economic conditions in the financial services and credit markets will continue and how much of an adverse impact this will have on the global economy in general and the Chinese economy specifically.  In response to the challenging global economic conditions, in September 2008 the Chinese government began to loosen economic measures and monetary policies by reducing interest rates and decreasing the statutory reserve rates for banks.  On November 5, 2008, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand.  We cannot assure you that the economic stimulus plan or various macroeconomic measures and monetary policies adopted by the Chinese government to guide economic growth and the allocation of resources will be effective in sustaining the growth of the Chinese economy.  The slowdown of China’s economy could lead to lower demand for BabyCare’s products in China, because demand for BabyCare’s products is dependent on strong general economic activities and conditions, which may adversely and materially affect our ability to grow our business in China.

Our business will be adversely affected if Chinese regulatory authorities view our direct selling and other corporate activities as noncompliant with applicable Chinese laws and regulations.  Our operations in China may be deemed to be subject to numerous Chinese commercial laws, including restrictions on foreign investments.  In addition, the Chinese regulatory authorities with jurisdiction over our operations may change applicable laws and regulations, or impose additional requirements and conditions with which we may be unable to comply.  BabyCare is licensed to engage in direct selling activity in the Municipality of Beijing. We have not sought confirmation from Chinese regulatory governmental authorities whether our structure and business arrangement with BabyCare comply with applicable Chinese laws and regulations, including regulation of direct selling business in China.  If:

•              Chinese authorities deem BabyCare’s corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

•              Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which BabyCare is unable to comply; or

•              BabyCare is found to violate any existing or future Chinese laws or regulations;

the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, revoking business licenses, requiring us to restructure BabyCare’s ownership or operations, and requiring BabyCare and/or USANA to discontinue some or all of their business in China. Any of these actions would adversely affect our business.

Our operations in China are subject to significant government scrutiny and may be harmed by the results of such scrutiny.   Because of the government’s significant concerns about direct selling activities, government regulators in China closely scrutinize activities of direct selling companies or activities that resemble direct selling. The regulatory environment in China with regard to direct selling is evolving, and officials in multiple national and local levels in the Chinese government often exercise broad discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government has found have been engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

Any determination that our operations or activities, or the activities of our sales employees, contractual sales promoters, direct sellers or Associates are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores, obtain approvals for service centers or expand into new locations, all of which could harm our business.

If direct selling regulations in China are interpreted or enforced by government authorities in a manner that negatively impacts BabyCare’s business model there, our business in China could be harmed.   Chinese regulators have adopted anti-pyramiding and direct selling regulations that contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors who sell away from a fixed location. These regulations also impose various requirements on individuals before they can become direct sellers, including the passage of an examination. The regulations adopted by China are in many ways more burdensome than in our other markets, which could negatively impact the willingness of some people to sign up to become direct sellers. There continues to be some confusion and uncertainty as to the interpretation and enforcement of the regulations.

The direct selling license granted to BabyCare is limited in its scope. To engage in direct selling activity outside the Municipality of Beijing, BabyCare will be required to obtain licenses from other municipalities and provinces within China.  If BabyCare is unable to obtain additional necessary national and local government approvals in China as quickly as we would like, our ability to expand and grow our business could be negatively impacted.  The process for obtaining the necessary government approvals to conduct direct selling continues to evolve. The process is time-consuming and expensive.  The complexity of the approval process, as well as the government’s continued cautious approach as direct selling develops in China, makes it difficult to predict the timeline for obtaining additional approvals. If the results of the government’s evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, BabyCare’s ability to expand direct selling in China and its growth prospects in this market, could be negatively impacted.  BabyCare currently is only allowed by the PRC to sell through direct selling the limited number of products that are manufactured by BabyCare itself.  If BabyCare wishes to sell additional products (other than those already approved) through the direct-selling channel, it must successfully complete a product approval process similar to the process described above.  We cannot assure you that BabyCare will be successful in obtaining such additional product approvals on a timely basis or at all.

Intellectual property rights are difficult to enforce in China.   Chinese commercial law is relatively undeveloped compared to most of our other major markets, and, as a result, we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringers. Limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to manufacture and sell counterfeited products or copy or otherwise obtain or use our product formulations. As a result, we cannot assure that we will be able to adequately protect our product formulations or other intellectual property in China.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.  On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by SAFE on January 5, 2007, which both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens participate require approval from SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to complete certain other procedures and transactional foreign exchange matters upon the examination by, and approval of, SAFE.  In connection with our acquisition of BabyCare, certain executives of BabyCare were granted equity awards in connection with the transaction and their continued employment with BabyCare. The equity awards provided to these individuals were issued under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan and contain vesting, termination and other provisions similar to awards USANA has historically granted to its executives and employees. We and the BabyCare employees who are PRC citizens who have been granted these equity awards may be subject to the Stock Option Rule. If the relevant PRC regulatory authority determines that BabyCare’s PRC employees who hold such awards or BabyCare fail to comply with these regulations, such employees and BabyCare may be subject to fines and legal sanctions.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.  The PRC Employment Contract Law, which became effective as of January 1, 2008, contains provisions more favorable to employees than prior labor regulations in effect in China. The legislation formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, this law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated due to the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the new law and the precedents for the enforcement of such a law, the standards and procedures set forth under the law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contracts without a fixed term” might in fact become a “lifetime, permanent employment contract.”  The requirement to comply with this law may substantially increase BabyCare’s labor-related costs in its future operations, which may have a material adverse effect on our business, financial condition and results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Equity Securities

On August 16, 2010, we a filed a Current Report on  Form 8-K, which disclosed that we indirectly acquired BabyCare Ltd., a direct selling company in China and that we issued 400,000 shares of USANA common stock as part of the purchase price for BabyCare.  We filed a registration statement with the SEC on Form S-3 to register these shares on October 14, 2010.

(c) Repurchases

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal July	0	$0.00	0	$8,736
(Jul. 4, 2010 through Aug. 7, 2010)

Fiscal August	161	$43.82	161	$41,698
(Aug. 8, 2010 through Sept. 4, 2010)

Fiscal September	38	$41.78	38	$40,106
(Sept. 5, 2010 through Oct. 2, 2010)

	199	$43.43	199

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  As announced in a publicly issued press release on August 31, 2010, the Board of Directors approved an additional $40,000 for share repurchases under the plan.  There currently is no expiration date on the approved repurchase amount.

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

10.16

Share Purchase Agreement, dated as of August 16, 2010, among USANA Health Sciences, Inc., Petlane, Inc., Yaolan Ltd., and BabyCare Holdings Ltd. (Incorporated by Reference to Report on Form 8-K, filed August 16, 2010)

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

USANA HEALTH SCIENCES, INC.

Date:	November 10, 2010	/s/ Jeffrey A. Yates
Jeffrey A. Yates
Chief Financial Officer (Principal Financial and Accounting Officer)