Form 10-K
period 2011-01-01
USANA HEALTH SCIENCES INC
filed 2011-03-14
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

(801) 954-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, Par Value $0.001 Per Share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2010 was approximately $259,102,000, based on a closing market price of $37.07 per share.

There were 15,843,837 shares of the registrant’s common stock outstanding as of March 7, 2011.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2011 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended January 1, 2011

The statements contained in this report on Form 10-K that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report.  The forward-looking statements included in this report speak only as of the date hereof.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

All references to our “Associates” and “Preferred Customers” in this Annual Report on Form 10-K also now include the non-employee distributor sales force and preferred customers of our wholly-owned subsidiary, BabyCare, Ltd. (“BabyCare”) in China.  Additionally, for ease of reference, and unless otherwise noted in this Annual Report, USANA’s compensation plan and BabyCare’s compensation plan are sometimes referred to in this report collectively as “Compensation Plan.”

PART I

Item 1.  Business

General

USANA Health Sciences, Inc. (“we,” “USANA” or the “Company”) is a Utah corporation, founded in 1992 by Myron W. Wentz, Ph.D.  We develop and manufacture high-quality, science-based nutritional and personal care products with a focus on reducing the risk of chronic degenerative disease and promoting long-term health.  In so doing, we are committed to continuous product innovation and sound scientific research.  We have operations in 15 markets worldwide where we distribute and sell our products by way of direct selling.  Our net sales in fiscal year 2010 were $517.6 million, which marks the first year in which we have exceeded a half billion dollars in net sales.

Our customer base is comprised of two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products, who also purchase our products for personal use.  Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products.  As of January 1, 2011, we had 228,000 active Associates and 77,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from us at any time during the most recent three-month period, either for personal use or for resale.

Recent Developments

In August 2010, we indirectly acquired BabyCare, Ltd, a direct selling company organized under the laws of China.  BabyCare is principally engaged in developing, manufacturing and selling nutritional products for the entire family, with an emphasis on infant nutrition.  BabyCare has been granted a license to engage in direct selling in the municipality of Beijing and is working to obtain additional direct selling licenses in other Chinese provinces and cities.  BabyCare’s products are sold through both a distributor sales force and a chain of retail centers in China.  This acquisition added $7.4 million in net sales during 2010 and reduced net earnings by approximately $3.1 million, which includes $2.0 million in acquisition costs, as well as other corporate items related to the BabyCare operation.  BabyCare also added 12,000 Associates and 14,000 Preferred Customers to the total number of our active customers at year-end.  Our acquisition of BabyCare is significant to us, as it provides a growth opportunity for USANA in China.  In accordance with Chinese law, BabyCare continues to operate independently from USANA in China.  We are, however, working closely with regulatory agencies in China to have USANA products registered and approved for sale by BabyCare in China.

Also in August 2010, we launched new products and a new manufacturing technology, introduced a new interactive presentation tool for our Associates, and announced enhancements to our Associate recognition and rewards programs.  Our new manufacturing technology, which we call Nutritional Hybrid Technology™, allows us to combine two distinct formulas into one bi-layered tablet, allowing for advanced ingredient combinations, while providing product stability.  Our new interactive presentation tool, called Health and Freedom Solution™, was created and designed to help our Associates, many of whom are new to network marketing, explain and share the USANA opportunity, including the benefits of our products and our Associate Compensation Plan.

Finally, the difficult global economic conditions continue to hamper growth in many of the markets where we have operations, particularly in our North America region.  During these difficult economic times, North America experienced a decline in the number of Associates and Preferred Customers purchasing our products and building a home-based business.  To offset these declines, we will be introducing several key initiatives in 2011, including a greater emphasis on brand recognition, to grow sales and the number of Associates and Preferred Customers in North America.

Products

Our primary product lines consist of USANA® Nutritionals and Sensé — beautiful science® (“Sensé”), a unique line of skin and personal care products.  The USANA® Nutritionals product line is further categorized into three separate classifications: Essentials, Optimizers, and Foods (formerly Macro-Optimizers).  BabyCare’s core nutritional products are categorized similarly.

USANA® Nutritionals

-Essentials

The Essentials category includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.  Two of our three top selling products, the USANA® Essentials and the HealthPak 100™, are from this category.  The USANA® Essentials consist of two products: Mega Antioxidant and Chelated Mineral.  The HealthPak 100™ includes the USANA® Essentials and some key Optimizers conveniently packaged in a daily pillow pack form.  USANA’s customers in the United States also have the option of creating their own customized pre-packaged supplement regimen, similar to the HealthPak 100™, called MyHealthPak™.  MyHealthPaks can include virtually any of the Optimizers and Essentials.  Additionally, BabyCare offers a line of core vitamin and mineral supplements very similar to the Essentials that provide a foundation of advanced nutrition with three products designed specifically for prenatal, infant, and young child age groups.

-Optimizers

The Optimizers category consists of our targeted supplements that are designed to meet individual health and nutritional needs.  These products support needs such as cardiovascular health, skeletal/structural health, and digestive health, and are intended to be used in conjunction with the Essentials.  Our third top selling product, Proflavanol, is from this category.  Other key products in this category include BiOmega-3™, CoQuinone® 30, Active Calcium™, and Procosa® II.  BabyCare offers a line of targeted supplements very similar to the Optimizers.

As is customary at USANA, during the second half of 2010 we launched some new products, two of which feature our new Nutritional Hybrid Technology.  The first of these products is Proflavanol® C100, which is a combination of two of our most popular Optimizers, Proflavanol® and Poly C®.  The second of these products is Hepasil DTX™, a comprehensive liver support formula. The other products that we introduced include a Digestive Enzyme tablet; Fibergy® Plus, a flavorless fiber blend additive; and Booster C 600™, a lemon-berry flavored immune support supplement.

-Foods

USANA Foods rounds out the USANA Nutritionals product line and includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats.  USANA Foods can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.  Also included in this category is our RESET™ weight-management program and accompanying RESET kit, which is conveniently packaged in a self-contained box with all of the USANA products that are needed to complete a five-day regimen designed to assist adults in losing weight and to begin a positive, long-term change in their diet.

Sensé — beautiful science®

The Sensé — beautiful science product line includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection.  These products are designed to complement inner nutrition for the skin provided by the USANA® Nutritionals.  Sensé products are manufactured with our patented, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives.

All Other

In addition to our primary product lines, we develop and sell materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.  These include items such as product brochures, business forms, and DVD’s.  New Associates are required to purchase a starter kit, which contains USANA training materials that help them build their businesses.  The kit includes an online training system that we call eApprentice™, which was developed to provide new Associates with immediate access to network marketing training that is both simple to use and easy to understand.  BabyCare offers similar resource materials and business tools to assist their Associates in building their businesses and marketing BabyCare products.  We do not pay any commissions on the sale of starter kits or sales tools.

Key Products Sales Data

The following table summarizes the approximate percentages of total product sales that were contributed by our major product lines for the last three fiscal years:

	Year Ended
	2008	2009	2010
USANA® Nutritionals
Essentials	34%	33%	30%
Optimizers	41%	43%	47%
USANA Foods	12%	12%	12%
Sensé — beautiful science®	10%	9%	8%
All Other	3%	3%	3%

The following table highlights sales data for our top-selling products as a percentage of total product sales for the last three fiscal years.

	Year Ended
	2008	2009	2010
USANA® Essentials	20%	19%	18%
HealthPak 100™	12%	12%	10%
Proflavanol®	10%	11%	11%

Geographic Presence

Our products are distributed and sold in 15 markets.  We present information for these markets in two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Markets are categorized into these regions as follows:

•                  North America —

•                  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

•                  Canada

•                  Mexico

•                  Asia Pacific —

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China(1) — Hong Kong, Taiwan, and China(2)

•                  North Asia — Japan and South Korea

(1) Formerly referred to as East Asia.

(2) Our business in China is that of BabyCare, which we indirectly acquired on August 16, 2010.

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

	Years Ended
Region	2008		2009		2010
	(in thousands)

North America
United States	$161,194	37.6%	$151,663	34.7%	$150,893	29.2%
Canada	74,979	17.5%	65,682	15.1%	69,411	13.4%
Mexico	23,630	5.5%	22,384	5.1%	21,843	4.2%
	259,803	60.6%	239,729	54.9%	242,147	46.8%

Asia Pacific
Southeast Asia/Pacific	91,348	21.3%	95,185	21.8%	99,311	19.2%
Greater China	61,410	14.3%	81,455	18.6%	152,280	29.4%
North Asia	16,451	3.8%	20,571	4.7%	23,906	4.6%
	169,209	39.4%	197,211	45.1%	275,497	53.2%

	$429,012	100.0%	$436,940	100.0%	$517,644	100.0%

Research and Development

Our research and development efforts are focused on developing and providing high-quality, science-based products that reduce the risk of chronic degenerative disease and promote long-term health.  Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets.  Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research.  These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities to reformulate our existing products.

In 2010, we continued our relationship with the Linus Pauling Institute (“LPI”) at Oregon State University.  Our goal is to better determine and understand the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease.  As part of this relationship, our in-house research team works closely with LPI on nutritional and clinical research.  In 2011, we plan to continue our research efforts with LPI and maintain our ongoing nutrition research in preventing oxidative stress, glycemic stress, and chronic inflammation.

Our goal is to maintain a sharp focus on nutrition — both inside and outside the body — in promoting health and preventing chronic degenerative disease.  Because we believe in focusing primarily on key health issues within our society rather than on fads, we typically do not introduce a new product unless we believe that it can provide health benefits to a significant number of our customers.  As a result, we maintain a focused and compact line of products, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.

We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products.  Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and natural versus synthetic.  We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.  In fiscal years 2008, 2009, and 2010, we expended $3.3 million, $3.6 million, and $3.8 million respectively, on product research and development activities.  We intend to continue dedicating resources at similar levels for research and development in future years.

Manufacturing and Quality Assurance

We conduct nearly all of the manufacturing, production and quality control operations for our nutritional and personal care products in-house.  We have established and maintain manufacturing and quality control facilities in Salt Lake City, Utah and Draper, Utah.  We also have a manufacturing and quality control facility in Tianjin, China.  Currently, however, this facility does not manufacture any of our products.  BabyCare manufactures and produces nearly all of its products in-house and maintains manufacturing and quality control facilities in Beijing, China, and will also utilize our facility in Tianjin, China.  Additional information about our U.S. manufacturing, production and quality control operations is set out below.

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

Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration (“FDA”), Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration (“TGA”), and other governmental agencies, as required.  This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with Good Manufacturing Practice regulations (“GMPs”) and with labeling claims.  Based on these audits, our Salt Lake City manufacturing facility has received and maintains certifications from the Islamic Foods and Nutrition Counsel of America in compliance with Halal, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the Therapeutic Goods Act of 1989.

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

At our Draper facility, we have standard technology for producing batches of personal care items, and we have semi-automatic packaging equipment for packaging end products.  We employ qualified staff to develop, implement, and maintain a quality system.  Although the FDA has not promulgated GMPs for personal care items, it has issued guidelines for manufacturing personal care products.  We voluntarily maintain compliance with the guidance established by FDA and the Personal Care Products Council.

Third-Party Suppliers and Manufacturers

We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 27% of our product sales.  These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team.  These products include gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes and nutrition bars, and certain of our personal care products.  Products manufactured at these locations must also go through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

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

Raw Materials

Most of the raw ingredients that are used in the manufacture of our products are available from a number of suppliers.  We have not generally experienced difficulty in obtaining necessary quantities of raw ingredients.  When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials, and believe we will be able to do so in the future, if the need arises. Accordingly, we are not subject to a single-source supplier for our required supplies of raw ingredients.  Our raw material suppliers must demonstrate stringent process and quality control before we use their products in our manufacturing process.

Distribution and Marketing

General

We distribute our products internationally through a network marketing system, which is a form of person-to-person direct selling.  Under this system, distributors purchase products at wholesale prices from the manufacturer for resale to consumers and for personal consumption.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels.

Structure of Network Marketing Program

Associates.  A person who wishes to sell USANA products must join our independent sales force as an Associate.  A person becomes an Associate by completing an application under the sponsorship of an existing Associate.  The new Associate then becomes part of the sponsoring Associate’s “down-line” sales organization.  New Associates sign a written contract and agree to adhere to the USANA policies and procedures.  Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; and (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities.  New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products as well as our policies and procedures.  We sell these kits at a nominal cost of less than $50 in each of our markets.  No other investment is required to become an Associate and start a home-based business with USANA.

Once a person becomes an Associate, he or she is able to purchase products directly from us at wholesale prices for personal use and resale to customers.  Our Associates are also entitled to build sales organizations by attracting and enrolling new Associates and establishing a network of product users.  The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure.  Sponsored Associates are referred to as part of the “down-line” of the sponsoring Associate.  Down-line Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same down-line as the original sponsoring Associate.  As outlined below, Associates who are interested in earning additional income must successfully sell USANA products and establish a business network/down-line in order to qualify for commissions, including bonuses.  Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

Individuals who reside in China and who are interested in being part of USANA’s organization in China may do so by joining BabyCare as an Associate. The process for becoming a BabyCare Associate is very similar to the process for joining USANA and requires an initial Associate application and an agreement by the Associate to adhere to BabyCare’s policies and procedures.  BabyCare, like USANA, provides an Associate with opportunities to build a sales organization and receive compensation for sales generated by that organization.  In accordance with the direct selling laws in China, however, BabyCare Associates do not participate in USANA’s Compensation Plan.  Instead, they are compensated under BabyCare’s compensation plan only, which has been created and implemented specifically for China.

Preferred Customers.  We also sell directly to customers who purchase products only for personal use.  This program is our “Preferred Customer” program.  Preferred Customers may not resell or distribute our products.  We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us.  Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire.  Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan.  BabyCare also utilizes a Preferred Customer program, which is similar to USANA’s Preferred Customer program.

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

Associates can earn compensation in four ways:

•      Commissions.  The primary way an Associate is compensated is through earning commissions.  Associates earn commissions through generating sales volume points, which are a measure of the product sales of their down-line sales organization.  Sales volume points are assigned to each of our products and comprise a certain percent of the product price in U.S. dollars.  To be eligible to earn commissions, an Associate must purchase a certain amount of product each month (“Qualifying Purchases”), which they may resell to consumers or use personally.  Associates do not earn commissions on these Qualifying Purchases.  Associates only earn commissions on the purchase of products by Associates in their down-line organization and Preferred Customers.  Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their down-line organization.  Commissions are paid only when products are sold.  We pay Associate commissions on a weekly basis.  As noted elsewhere in this report, BabyCare maintains its own compensation plan for its operations in China.  Commissions paid under the BabyCare compensation plan are structured differently than commissions paid by USANA in its other markets, as necessary to comply with Chinese direct selling law.

•      Bonuses.  We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and matching bonus.  Historically, leadership bonus has been our primary incentive bonus to Associates.  However, in 2008, we introduced two new ways for Associates to earn additional compensation: elite bonus and matching bonus.  These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves the required performance measures.

•      Retail Mark-Ups.  As discussed previously, our Associates purchase products from us at wholesale prices and resell them to consumers at higher retail prices.  The Associate retains the retail mark-up as another form of compensation.

•      Contests and Promotions.  We periodically sponsor contests and promotions designed to incentivize Associates to generate sales and grow their down-line organization and product users.  These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of the promotion objectives.

We endeavor to integrate our Compensation Plan seamlessly across all markets where legally permissible, allowing Associates to receive commissions for global—not merely local—product sales.  This seamless down-line structure is designed to allow an Associate to build a global network by establishing or expanding their down-line in any of the markets where we operate.  We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into our Compensation Plan.  However, in light of the direct selling laws in China, BabyCare Associates do not participate in USANA’s Compensation Plan.  Instead, they are compensated under BabyCare’s compensation plan, which has been created and implemented specifically for China.

Industry Overview

As both a manufacturer and a direct seller of nutritional and personal care products, we compete within two industries: nutrition and direct selling.  The nutrition industry includes many companies that manufacture and distribute products that are generally intended to maintain the body’s health and general well-being, including the following:

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

In its November/December 2009 issue, the Nutrition Business Journal (“NBJ”) reported that global nutrition industry sales increased 8% to $270 billion in 2008 compared with 2007.  As noted in this issue, the 8% increase was down only slightly from the 8.6% compound annual growth rate achieved by the industry between 2001 and 2008.  According to NBJ, in 2008 functional foods and beverages represented 36% of global industry sales, nutritional supplements represented 28%, natural and organic foods represented 26%, and natural and organic personal care and household products represented 10%.  Notably, NBJ does not publish a Global Nutrition Industry Overview on an annual basis and, therefore, the most recent global sales information provided above does not reflect the impact of the global economic challenges that have been present since late 2008.

In its June/July 2010 issue, NBJ reported that U.S. consumer sales of nutrition products, which include the product categories listed above, increased an estimated 4.4% to $108.3 billion in 2009.  They noted that while any level of growth during the worst economic downturn since the Great Depression should be viewed as a positive, 2009 was the lowest year-over-year growth rate that they have seen since they began tracking nutrition product sales in 1996.  According to NBJ, in 2009, functional foods and beverages represented 34% of industry sales in the U.S., natural and organic foods represented 31%, nutritional supplements represented 25%, and natural and organic personal care and household products represented 10%.  NBJ also noted in this issue that the U.S. nutrition industry is predicted to post a compound annual growth rate of 7% over the next four years (beginning with 2010).

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

NBJ has also noted in a few of its issues published during 2009 and 2010 that, despite the economic downturn over the last few years, the nutrition industry has fared well because of growing consumer interest in self care.  In its June/July 2009 issue, it noted that dietary supplements in the U.S. have been particularly resilient because, as more people lose their jobs and ability to pay for healthcare, many are turning to supplements to remain healthy.  The global recession has, however, presented more of a growth challenge for premium products.  Another challenge for the nutrition industry that NBJ highlighted in its June/July 2010 issue is the increased regulatory and other scrutiny against companies within the industry for various reasons, including the fraudulent marketing of steroids as supplements, and the adulteration of supplements with prescription drugs or banned substances.

Nutritional products are distributed through six major sales channels:

•      Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;

•      Natural health food retailers;

•      Network marketing;

•      Mail order;

•      Healthcare professionals and practitioners; and

•      The Internet.

We distribute our products through a network marketing system, which is a common form of direct selling.  According to the World Federation of Direct Selling Associations (“WFDSA”), the direct selling industry currently generates approximately $117 billion annually in worldwide retail sales, through approximately 74 million independent distributors.

Although U.S. retail sales in the direct selling industry have declined slightly over the last few years, according to statistics compiled by the Direct Selling Association (the U.S. member of WFDSA) the United States remains the largest market for direct selling, with $28.3 billion in annual retail sales and 16 million independent distributors in 2009.  According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, accounted for 22.8% of the U.S. direct retail sales in 2009 and personal care products accounted for 21.3% of such sales.

Operating Strengths

Our principal objective is to be a leading developer, manufacturer and distributor of science-based nutritional and personal care products and to create a rewarding opportunity through network marketing for our Associates who distribute our products.  Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; in-house manufacturing capability; science-based products; an attractive Associate compensation plan; a scalable business model; and an experienced management team.

Emphasis on Research and Development.  We have a technical team of experienced scientists, including several holding Ph.D. degrees, quality engineers, and regulatory specialists who contribute to our research and development activities.  In our research and development laboratories, our scientists and researchers:

•      Investigate activities of natural extracts and formulated products in both laboratory and in clinical settings;

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

In-house Manufacturing.  We manufacture products that account for approximately 73% of our product sales.  We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

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

Science-based Products.  As a result of our emphasis on research and development and our in-house manufacturing capabilities, we have developed a focused and relatively limited line of high-quality health products that we believe provides health benefits to our customers.  Our products have been developed based on a combination of published research, in-house laboratory and third-party clinical studies, and sponsored research.  Additionally, we design, manufacture, package, and label our products in a manner that we believe is consistent with the more stringent pharmaceutical standards, rather than the standards set for dietary supplements.

Attractive Associate Compensation Plan and Support.  We are committed to increasing our product sales by providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force.  We believe that our Compensation Plan is one of the most financially rewarding in the network marketing industry.  We further incent our Associates by paying incentives on a weekly basis.  Additionally, our Compensation Plan is, where legally permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a down-line organization where we conduct business.  As discussed elsewhere in this report, in accordance with the direct selling laws in China, BabyCare Associates do not participate in USANA’s Compensation Plan. Instead, they are compensated under BabyCare’s compensation plan, which has been created specifically to comply with the regulations in China. We believe that BabyCare’s compensation plan is among the most rewarding distributor compensation plans in China.

To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team.  We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  For example, during the third quarter of 2010, we introduced a new interactive presentation tool, called Health and Freedom Solution, which was created and designed to help our Associates easily explain and share the USANA opportunity, including the benefits of our products and our Compensation Plan.

In addition to Company-sponsored meetings and sales tools and resources, we maintain a website exclusively for our Associates, where they can keep up on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop for products, and register for Company-sponsored events.  Additionally, through this website, Associates can access other online services to which they may subscribe.  For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, e-cards for advertising, and a tax tracking tool.

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

•      We have a monthly product subscription program known as “Autoship,” which we utilize in all of our markets and provides a stream of recurring revenue (for the year ended January 1, 2011, this program represented 40% of our sales); and

•      We can readily expand into new international markets with only moderate investment because, for markets other than China, we generally maintain only one administrative and customer support office and one or two warehouses in each of these markets.

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

Growth Strategy

We seek to grow our business by pursuing the following strategies:

Attract and Retain Associates.  Our Associates are the key to the growth of our business.  Accordingly, we must continue to attract and retain Associates.  For this reason, our management team maintains a close working relationship with our Associate leaders.  In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates.  Additionally, we continue to increase our investment in these events and in the marketing of our Compensation Plan to aid Associates in improving the productivity of their businesses.  Over the last couple of years we have worked closely with certain of our Associate leaders to develop new and unique training tools to assist in the personal development and growth of our new Associates.  These training tools are designed to serve as a guide for someone new to USANA and network marketing who has the entrepreneurial spirit to own and operate a home-based business.  In addition to these new sales tools, we have also increased our emphasis on building global awareness of the USANA brand.  This includes our enhanced partnership with the Women’s Tennis Association (“WTA”).  Not only are we the official health supplement supplier to the WTA, but we now have six top players who are dedicated to promoting our products and brand.  We seek to leverage this relationship to build brand credibility and increase product consumption and loyalty.  While these branding efforts have a global reach, the primary objective of this initiative is to grow sales and the number of Associates in North America.

Successfully Develop China.  In light of the rapid growth in our Asia Pacific region and our successful Asian Associate base, we believe that China represents the most significant and imminent growth opportunity for us.  To capitalize on this opportunity, in August 2010, we indirectly acquired BabyCare, a direct selling company organized under the laws of China.  We believe our acquisition of BabyCare accelerates our growth potential in China for several reasons, including: (i) the license granted to BabyCare from the Chinese government, which allows BabyCare to engage in direct selling in the municipality of Beijing; and (ii) BabyCare’s existing management team, which has agreed to continue to operate BabyCare and has extensive experience in the Chinese direct selling market as well as in Chinese government relations.  BabyCare is working to obtain similar direct selling licenses in other provinces within China.  We are also working with the Chinese government to have several USANA products approved for sale by BabyCare in China.  We hope to have many of these products approved in 2011.

Introduce New and Re-formulate Existing Products.  Our research and development team is continually reviewing the latest scientific findings related to nutrition, conducting in-house research and clinical trials, looking at new technologies, and attending scientific conferences.  If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by our customers, we will generally pursue development of that product.  During the third and fourth quarters of 2010, we launched some new products, two of which feature our new Nutritional Hybrid Technology, which allows us to combine two distinct formulas into one bi-layered tablet for advanced ingredient combinations and improved product stability.  The first of these products is Proflavanol® C100, which is a combination of two of our most popular Optimizers, Proflavanol® and Poly C®.  The second of these products is Hepasil DTX™, a comprehensive liver support formula.  The other products that we introduced include a Digestive Enzyme tablet; Fibergy® Plus, a flavorless fiber blend additive; and Booster C 600™, a lemon-berry flavored immune support supplement.

Enter New Markets.  We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets.  New markets are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system.  We have begun to register certain products with regulatory and government agencies in preparation for further international expansion.  Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales.  This seamless down-line structure is designed to allow an Associate to build a global network by creating a down-line across national borders.  We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate the future markets that we open into this plan.  While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing sales in that market.

Pursue Strategic Acquisitions.  We believe that attractive acquisition opportunities may arise in the future.  We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Competition

We compete with manufacturers, distributors, and retailers of nutritional products for consumers, and with network marketing companies for distributors.  On both fronts, some of our competitors are significantly larger than we are, have longer operating history, higher visibility and name recognition, and greater financial resources than we do.  We compete with these entities by emphasizing the underlying science, value, and superior quality of our products, the simplicity in our product offerings, and the convenience and financial benefits afforded by our network marketing system and global seamless Compensation Plan.

Our business is driven primarily by our distributors, whom we refer to as Associates.  Our ability to compete with other network marketing companies depends, in significant part, on our success in attracting and retaining Associates.  There can be no assurance that our programs for attracting and retaining Associates will be successful.  The pool of individuals interested in network marketing is limited in each market and is reduced to the extent other network marketing companies successfully attract these individuals into their businesses.  Although we believe that we offer an attractive opportunity for our Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide.  Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc; NBTY, Inc.; and Schiff Nutrition International, Inc.  Based on information that is publicly available, 2009 net sales of the aforementioned companies range from $205 million to $10.3 billion.  We believe there are other manufacturers of competing product lines that may launch direct selling enterprises that will compete with us in certain product lines and in the recruiting of Associates.  There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

Product Returns

Product returns have not been a material factor in our business, totaling approximately 1.6% in both 2008 and 2009, and 1.1% in 2010.  Because our emphasis on customer satisfaction is a hallmark of our business model, our standard policy allows Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price.  Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee.  According to the terms of the Associate agreement, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship.  Depending upon the conditions under which product was returned Associates and Preferred Customers may either receive a refund based on their original form of payment, or credit on account for a product exchange.  This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets.

Major Customers

Sales are made to independent Associates and Preferred Customers.  No single customer has ever accounted for 10% or more of net sales in any fiscal year.  Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Associate leaders and their downline sales organizations.  Although no single Associate has ever accounted for 10% or more of our net sales, the loss of a key Associate leader or that Associate’s downline sales organization would adversely affect our net sales and our overall operating results.

Compliance by Associates

We continually monitor and review our Associates’ compliance with our policies and procedures as well the laws and regulations applicable to our business. Part of this review entails an assessment of our Associates’ sales activities to ensure that Associates are actually selling products to consumers.  Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly.  Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations.  The majority of our Associates must use marketing and promotional materials provided by USANA.  Associates who have achieved a certain leadership threshold are permitted, however, to produce marketing and promotional materials, but only if such materials are approved by USANA prior to use.

From time to time, some Associates fail to adhere to our policies and procedures. We systematically review reports of alleged Associate misbehavior.  Infractions of the policies and procedures are reported to our compliance group, who determine what disciplinary action is warranted in each case.  More serious infractions are reported to our Compliance Committee, which includes USANA executives.  If we determine that an Associate has violated any of our policies and procedures, we may take a number of disciplinary actions, such as warnings, fines or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion.  More serious infractions may result in termination of the Associate’s purchase and distribution rights.

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

•      A fully integrated world-wide Enterprise Resource Planning (“ERP”) system that handles accounting, human resources, inventory management, production processes, quality assurance, and reporting requirements in a multinational environment.  This Oracle-based ERP system supports global data integrity and multinational corporate governance and compliance.

Our web applications are supported by a clustered environment and a redundant system outside of our home office, which serves as a disaster recovery site.

Regulatory Matters

Product Regulation.  Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight-management products.  In the United States, advertisement of our products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act (“FDCA”) and the regulations thereunder.  USANA products in the U.S. are also subject to regulation by, among others, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency.  The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies in each country in which they are distributed.  For example, in Australia, product registration, labeling and manufacturing is regulated by the Therapeutic Goods Administration and, in Japan, the Ministry of Health, Labor and Welfare.  In our newest market, China, the State Food and Drug Administration (“SFDA”) regulates product registration, labeling and manufacturing.

Our largest selling product group includes products that are regulated as dietary supplements under the FDCA.  Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), which we believe is generally favorable to the dietary supplement industry.  Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).  The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims.

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

In general, our personal care products, which are regulated as cosmetic products by the FDA, are not subject to pre-market approval by that agency.  Cosmetics, however, are subject to regulation by the FDA under the FDCA adulteration and misbranding provisions.  Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act.  Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs.  Over-the-counter (“OTC”) drug products, including cosmetics, may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug.  Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing may begin.  Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we would be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product.

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

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight-management, and cosmetic products.  The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement.  We believe that we have adequate substantiation for all material advertising claims that we make for our products in the U.S., and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines.  However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the U.S.

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

In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country’s Food Administration, Ministry of Health or comparable agency.  Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients.  We must also comply with local product labeling and packaging regulations that vary from country to country.  For example, China, our newest market, extensively regulates the registration, labeling and marketing of our products.  In China, our nutritional products are typically classified as “health foods” and our personal care products are typically classified as “non-special purpose cosmetics”.    The registration process for health foods is complex and generally requires extensive analysis and approval by the SFDA.  As a result, it may take several years to register a product as a health food in China.  BabyCare has successfully completed the registration process for its health food products.  We have completed the registration process for several of our health food products and anticipate having these products available for sale through BabyCare in 2011.  We continue to work through the registration process for other health food products and certain cosmetic products, which we also hope to begin selling through BabyCare in 2011.

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

Network Marketing Regulation.  Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities.  Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than on investments in the organizations or on other criteria or activity that are not related to retail sales.  Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

In addition to federal regulation in the United States by the FTC, each state has enacted its own “Little FTC Act” to regulate sales and advertising.  Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies.  Although we have, from time to time, modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with the laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be in compliance with applicable laws and regulations.  Failure by an Associate or by us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general.

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

The direct selling laws and regulations in China require us to operate under a business model, which is different from our global business model.  To expand into China and comply with these regulations, we indirectly acquired BabyCare in August 2010 and will utilize BabyCare’s existing business model, which has been designed specifically for China.  China’s direct selling regulations contain both financial and operational restrictions for direct selling companies.  For example, BabyCare, and other direct selling companies, are not permitted to pay multi-level compensation to sales representatives and are also limited in the amount of single-level compensation that they may pay to sales representatives.  Additionally, BabyCare is required to obtain various licenses and approvals to conduct its direct selling business in China.  BabyCare has been granted a license to engage in direct selling activities in the municipality of Beijing and is working to obtain similar licenses in other cities and provinces.  This license allows BabyCare to operate under its direct selling business model in Beijing by utilizing non-employee sales representatives to sell products away from fixed retail locations.  In cities and provinces where BabyCare has not been issued a direct selling license, it must operate under a retail sales model.  Under this retail model, BabyCare utilizes non-employee sales representatives to sell its products through retail stores in the applicable city or province.  BabyCare has also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by BabyCare to sell products and provide services to BabyCare customers.  If, and when, BabyCare receives a direct selling license in other cities and provinces, it will continue to transition away from this retail model and integrate its direct selling business model in these cities and provinces.

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

Seasonality

We typically see a decrease in the activity of many of our North American Associates during the third quarter due to the summer vacation season.  Additionally, many Associates reduce their spending prior to our International Convention, which is held toward the end of the third quarter every year, in anticipation of new product launches or product upgrades.

Similarly, we typically see a decrease in the activity of many of our Asia Pacific Associates during the first quarter due to cultural events such as Chinese New Year.

Backlog

Our products are typically shipped within 72 hours after receipt of an order.  As of March 7, 2011 we had no significant backlog of orders.

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

Employees

As of March 7, 2011 we had approximately 1,240 employees worldwide, as measured by full-time equivalency.  Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes.  We believe that we have a good relationship with our employees.

Additional Available Information

We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120.  Our telephone number is (801) 954-7100.  We maintain a World Wide Web site at www.usanahealthsciences.com.  The information on our web site should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our annual reports on SEC Form 10-K, quarterly reports on SEC Form 10-Q, current reports on SEC Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov.

Item 1A. Risk Factors

Forward-Looking Statements and Certain Risks

Statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons discussed below.  The forward-looking statements in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in these forward-looking statements.

We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition.  The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports, means only that the risks are present in multiple periods.  We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods.  The fact that certain risks are endemic to the industry does not lessen their significance.  These risk factors should be read together with the other items in this report, including Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Our Hong Kong market accounts for a significant part of our business. Any decline in sales or customers in this market, without a corresponding increase in sales and customers in our China market through BabyCare, would harm our business, financial condition and results of operations.  Over the past few years, the majority of our sales and Associate growth has occurred in our Hong Kong market, which represented 23.5% of our 2010 net sales.  In 2010, we announced our acquisition of BabyCare in China, and in 2011, we announced that we would shift our international attention to assisting BabyCare with customer growth in China. As a result of our 2011 strategy, we will likely experience a decline in sales and/or customers in our Hong Kong market.  Factors that could contribute to a decline in Hong Kong include, among other things: (i) that we have many Associate leaders in Hong Kong who qualify to do business in both Hong Kong and China and who may shift their attention to growing their businesses in China through BabyCare; and (ii) that many of our Associates, who act simply as consumers of our products and have historically purchased our products in Hong Kong, may begin to purchase our products in China through BabyCare, if and when our products are available for sale by BabyCare in China.  Any decline in the performance of our Hong Kong market without a corresponding increase in the performance of BabyCare in China would harm our business, financial condition and results of operations. We must comply with significant legal and regulatory requirements to engage in direct selling in China.  Chinese laws and regulations require, among other things, that we use a business model and Associate compensation plan that is different from all of our other markets and that has been developed specifically to comply with the regulations in China — namely, BabyCare’s business model and Associate compensation plan. Although we believe that, in light of our successful Asian Associate base, we will be successful in growing BabyCare’s business in China, it is difficult to assess the extent to which BabyCare’s business model and Associate compensation plan will be accepted or successful in China.  Although we are required to conduct our operations in China through BabyCare, we believe that our success in China will depend on our ability to successfully integrate, to the extent legally possible, our operations with BabyCare’s operations.  This includes, among other things, registering USANA products, in a timely manner, for sale by BabyCare in China. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will not experience a decline in sales and / or customers in our Hong Kong market or that we will be successful in assisting BabyCare with growing sales and customers in China.

As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.  We rely on non-employee, independent Associates to market and sell our products and to generate our sales.  Associates typically market and sell our products on a part-time basis and likely will engage in other business activities, some of which may compete with us.  We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates.  We rely primarily upon our Associates to attract, train and motivate new Associates. Our sales are directly dependent upon the efforts of our Associates.  Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Associates, retaining and motivating our existing Associates, and in improving the productivity of our Associates.

We can provide no assurances that the number of Associates will increase or remain constant or that their productivity will increase. We experienced a 14.6% increase in the number of active Associates during 2010, a 0.5% increase during 2009, and a 12.5%

increase during 2008.  The number of active Associates may not increase and could decline in the future.  Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year.  We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates.  Our operating results could be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

The loss of a significant USANA Associate or downline sales organization could adversely affect our business.  We rely on the successful efforts of our Associates that become leaders within our Compensation Plan.  Our Compensation Plan is designed to permit Associates to sponsor new Associates, creating multiple “business centers,” or levels in the downline organization.  Sponsored Associates are referred to as “downline” Associates within the sponsoring Associate’s “downline network.”  If these downline Associates in turn sponsor new Associates, additional business centers are created, with the new downline Associates becoming part of the original sponsoring Associate’s downline network.  As a result of this network marketing system, Associates develop business relationships with other Associates.  The loss of a key Associate or group of Associates, large turnover or decreases in the size of the key Associate force, seasonal or other decreases in purchase volume, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations.  Moreover, our ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

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

The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.  All Associates sign a written contract and agree to adhere to our policies and procedures.  Although these policies and procedures prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the distribution of the products, Associates may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program.  They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters.  These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties.  Legal actions against our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system.  We take what we believe to be commercially reasonable steps to monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our policies and procedures and Compensation Plan are observed.  There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective.  Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.  Network marketing systems, such as ours, are frequently subject to laws and regulations, both in the U.S. and internationally, that are directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than on investment in the sponsoring company.

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

The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues. Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 50.1% of our outstanding common stock at January 1, 2011.  By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs.  This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders.  In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors.  There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.  The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”). For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

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

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.  Our international operations are presently conducted in various foreign countries, and we expect that the number of countries in which we operate could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (FCPA). These risks could restrict our ability to sell products to or to obtain international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our Compensation Plan seamlessly in all existing or future markets. For example, in August 2010, we indirectly acquired BabyCare, a nutritional supplement company that is licensed by the government of the People’s Republic of China (the “PRC” or “China”) to engage in direct selling in the Municipality of Beijing. Under Chinese law, single-level compensation models are permitted, but multi-level compensation models, as practiced by USANA and many other direct selling companies, are not. BabyCare utilizes a single-level compensation model in connection with its business in China, which is separate and different from our Compensation Plan in our other markets. In order to comply with China law, BabyCare will continue to utilize its compensation model, and USANA’s Compensation Plan will not be integrated into BabyCare or utilized in China.

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

Our business will be adversely affected if Chinese regulatory authorities view our direct selling and other corporate activities as non-compliant with applicable Chinese laws and regulations.  Our operations in China may be deemed to be subject to numerous Chinese commercial laws, including restrictions on foreign investments.  In addition, the Chinese regulatory authorities with jurisdiction over our operations may change applicable laws and regulations or impose additional requirements and conditions with which we may be unable to comply.  BabyCare is licensed to engage in direct selling activity in the Municipality of Beijing. We have not sought confirmation from Chinese regulatory governmental authorities whether our structure and business arrangement with BabyCare comply with applicable Chinese laws and regulations, including regulation of direct selling business in China.  If:

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

The direct selling license granted to BabyCare is limited in its scope. To engage in direct selling activity outside the Municipality of Beijing, BabyCare will be required to obtain licenses from other municipalities and provinces within China.  If BabyCare is unable to obtain additional necessary national and local government approvals in China as quickly as we would like, our ability to expand and grow our business could be negatively impacted.  The process for obtaining the necessary government approvals to conduct direct selling continues to evolve. The process is time-consuming and expensive.  The complexity of the approval process, as well as the government’s continued cautious approach as direct selling develops in China, makes it difficult to predict the timeline for obtaining additional approvals. If the results of the government’s evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, BabyCare’s ability to expand direct selling in China and its growth prospects in this market, could be negatively impacted.  BabyCare currently is only allowed by the PRC to sell through direct selling the limited number of products that are manufactured by BabyCare itself.  If BabyCare wishes to sell additional products (other than those already approved) through the direct-selling channel, it must successfully complete a product approval process similar to the process described above.  We cannot assure that BabyCare will be successful in obtaining such additional product approvals on a timely basis or at all.

A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities.  Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration of Foreign Exchange (“SAFE”).  SAFE regulations require extensive documentation and reporting, some of which are burdensome and slows payments.  If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced.  Also, current investors may not be able to obtain the profits of the businesses they own for other reasons.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations.  It is possible that the Chinese tax authorities may require changes in the calculation of distributable net income of BabyCare that may limit its ability to pay dividends and other distributions to stockholders.  Chinese law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not distributable as dividends.  These rules and possible changes could restrict BabyCare from repatriating funds.

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

Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.  We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in “Business — Competition.”  Numerous manufacturers, Associates, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates.  There can be no assurance that we will be able to compete in this intensely competitive environment.  In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores.  Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.

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

Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.  Over the past several years, a significant portion of our net sales have been generated outside the United States.  Such sales for the year ended January 1, 2011 represented 70.9% of our total net sales.  We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets.  Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings.  Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries.  For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market.  As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar.  Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes.  Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.  Product purchases by our subsidiaries are transacted in U.S. dollars.  As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition.  In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States.  At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We did not enter into any such contracts during 2010.  We do not use derivative instruments for speculative purposes.  There can be no assurance that currency contract transactions will protect our operating results or cash flows from potentially adverse effects of currency exchange fluctuations.  Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers, could have a material adverse effect on our business, financial condition, or results of operations.  We acquire all of our raw materials for the manufacture of our products from third-party suppliers.  Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements.  We have very few long-term agreements for the supply of these materials.  We also contract with third-party manufacturers and suppliers for the production of some of our products, including gelatin-capsuled supplements, Probiotic, Rev3 Energy™ Drink, our powdered drink mixes and nutrition bars, and certain of our personal care products.  These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team.  There is a risk that any of our suppliers or manufacturers could discontinue manufacturing our products or selling their products to us.  Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales.  In certain situations, we may be required to alter our products or to substitute different products from another source.  We have, in the past, discontinued or temporarily stopped sales of certain products that were manufactured by third parties while those products were on back order.  There can be no assurance that suppliers will provide the raw materials or manufactured products that are needed by us in the quantities that we request or at the prices that we are willing to pay.  Because we do not control the actual production of certain raw materials and products, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

Shortages of raw materials may temporarily adversely affect our margins or our profitability related to the sale of those products.  In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products.  Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which negatively impacted our gross margins for those products.  While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, this has historically not resulted in a material effect on our overall cost of goods sold.  However, there is no assurance that our raw materials will not be significantly adversely affected in the future, causing our profitability to be reduced.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.  Our products include nutritional supplements that are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption.  Some of our products contain innovative ingredients or combinations of ingredients.  Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form.  We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies.  Furthermore, because we are highly dependent on consumers’ perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that those products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers’ use or misuse of our products or similar products of our competitors.

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

Our manufacturing activity is subject to certain risks.  We manufacture approximately 73% of the products sold to our customers.  As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities.  Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA.  There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations.  We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials.  Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances.  Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations.  Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes.  Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured.  The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

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

We may incur liability under our “Athlete Guarantee” program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.  USANA believes that its nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs.  The Company retains independent testing agencies to conduct periodic checks for banned substances.  The Company further believes that, while its products promote good health, they are not otherwise considered to be “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”).  For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world.  These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products.  To back up its claim that athletes who use the Company’s products as part of their training regimen will not be consuming banned substances, the Company has offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, USANA will compensate that athlete two times their current annual earnings up to one million dollars, based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors.  To mitigate potential exposure under these agreements, we:

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

Based on the mitigating factors, screening process and the Company’s view that its products are not “performance enhancing,” management believes there is a less than remote chance that the Company will incur a liability under the Athlete Guarantee program.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In Salt Lake City, Utah, we own a 354,000 square foot facility that we utilize as our world-wide corporate headquarters.  This facility includes space for manufacturing, distribution, and administrative functions and is located on a company-owned 16-acre parcel of land.

In addition to our corporate headquarters, we own two other facilities.  The first is a 45,000 square foot office/warehouse building in Sydney, Australia, and the second is a 31,000 square foot manufacturing facility in Tianjin, China, which is currently used for a nominal amount of third-party skin-care manufacturing.  Notably, we plan to manufacture our skin-care products that will be sold by BabyCare in China at the Tianjin facility, once they are approved by the appropriate authorities in China.

We lease regional offices and distribution warehouses located in each of the remainder of our markets.  Additionally, we lease a facility in Draper, Utah for the manufacture and packaging of our Sensé™ products. BabyCare also leases facilities in China, which include manufacturing space and retail centers.

We believe that the facilities referenced above are in good condition and are adequately utilized.  Further, we believe that our manufacturing facilities provide for the productive capacity to meet our foreseeable needs.

Item 3. Legal Proceedings

From time to time we are involved in litigation arising out of our operations.  We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate.  We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has historically traded on The NASDAQ Global Select Market under the symbol “USNA.”  On January 3, 2011, however, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) and have continued to use the symbol “USNA.”  The following table contains the reported high and low sale prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated:

2009	High	Low

First Quarter	$33.95	$17.72
Second Quarter	$30.22	$22.41
Third Quarter	$36.93	$23.58
Fourth Quarter	$37.19	$27.87

2010	High	Low

First Quarter	$32.84	$24.34
Second Quarter	$39.20	$30.11
Third Quarter	$45.00	$36.71
Fourth Quarter	$45.50	$39.00

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

On March 7, 2011, the high and low sales prices of our common stock as reported by NYSE were $35.36 and $33.70, respectively.

Shareholders

As of March 7, 2011, we had 410 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock and we currently have no plans to do so.  Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

Purchases made during the quarter ended January 1, 2011 for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal October	88	$44.98	88	$36,128
(Oct. 3, 2010 through Nov. 6, 2010)

Fiscal November	100	$44.23	100	$31,705
(Nov. 7, 2010 through Dec. 4, 2010)

Fiscal December	0	$0.00	0	$31,705
(Dec. 5, 2010 through Jan. 1, 2011)

	188	$44.58	188

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the fourth quarter with $40,106 remaining under the plan.  There currently is no expiration date on the approved repurchase amount.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year (1)
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$365,166	$423,149	$429,012	$436,940	$517,644
Cost of sales	79,836	87,891	88,878	89,803	95,482

Gross profit	285,330	335,258	340,134	347,137	422,162
Operating expenses:
Associate incentives	146,251	170,383	178,309	196,363	233,187
Selling, general and administrative (2)	76,566	94,174	113,828	99,983	120,759

Total operating expenses	222,817	264,557	292,137	296,346	353,946

Earnings from continuing operations	62,513	70,701	47,997	50,791	68,216
Other income (expense), net	1,408	471	(1,676)	187	648

Earnings from continuing operations before income taxes	63,921	71,172	46,321	50,978	68,864
Income taxes	22,679	25,530	16,376	17,422	23,213

Income from continuing operations	41,242	45,642	29,945	33,556	45,651
Loss from discontinued operations, net of tax	(877)	(612)	—	—	—

Net earnings	$40,365	$45,030	$29,945	$33,556	$45,651

Earnings (loss) per common share:
Basic
Continuing operations	$2.29	$2.73	$1.87	$2.19	$2.94
Discontinued operations	(0.05)	(0.04)	—	—	—

Net earnings	$2.24	$2.69	$1.87	$2.19	$2.94

Diluted
Continuing operations	$2.20	$2.65	$1.85	$2.17	$2.86
Discontinued operations	(0.04)	(0.03)	—	—	—

Net earnings	$2.16	$2.62	$1.85	$2.17	$2.86

Weighted average common shares outstanding:
Basic	18,053	16,734	16,048	15,340	15,528
Diluted	18,724	17,206	16,163	15,432	15,942
Dividends per share	—	—	—	—	—

Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$61,290	$58,205	$45,956	$32,469	$66,108
Investing activities	(11,680)	(26,010)	(15,206)	(3,197)	(46,853)
Financing activities	(33,218)	(46,886)	(29,765)	(29,502)	(9,577)
Purchase of property and equipment	(11,038)	(26,264)	(16,061)	(4,128)	(4,192)
Repurchase of common stock	(40,958)	(79,580)	(39,873)	(1,654)	(17,031)

	As of
	Dec. 30,	Dec. 29,	Jan. 3,	Jan. 2,	Jan. 1,
	2006	2007	2009	2010	2011
	(in thousands, except other data)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$27,029	$12,865	$13,281	$13,658	$24,222
Working capital	16,275	118	(1,860)	11,448	22,648
Current assets	60,615	45,992	52,674	51,926	80,272
Total assets	100,002	109,128	122,572	123,438	203,802
Total current liabilities	44,340	45,874	54,534	40,478	57,624
Line of credit	—	28,000	34,990	7,000	—
Other long-term liabilities	—	2,305	1,212	1,587	1,012
Stockholders’ equity	55,662	32,949	31,836	74,373	145,166
Other Data:
Active Associates	153,000	176,000	198,000	199,000	228,000
Active Preferred Customers	78,000	78,000	71,000	67,000	77,000
Total Active Customers	231,000	254,000	269,000	266,000	305,000

(1)  The Company’s fiscal year ends on the Saturday that is closest to December 31.  The 2006, 2007, 2009, and 2010 fiscal years were 52-week years.  Fiscal year 2008 was a 53-week year.  The extra week in 2008 added nearly $7,000 to net sales.

(2)  During 2008, an unanticipated arbitration award was rendered against the Company in the amount of $7,020.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high-quality nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customer: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of January 1, 2011, we had approximately 228,000 active Associates and approximately 77,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from us at any time during the most recent three-month period, either for personal use or for resale.

We group and present the markets in which we have ongoing operations as follows:

•                  North America —

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific —

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China(1)  — Hong Kong, Taiwan, and China(2)

•                  North Asia — Japan and South Korea

(1) Formerly referred to as East Asia.

(2) Our business in China is that of BabyCare, Ltd. (“BabyCare”), which we indirectly acquired on August 16, 2010.

Because we utilize a direct selling model for the distribution of our products the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Additionally, it is important to attract and retain Preferred Customers, many of whom are loyal consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during 2010.  In general, the volume of recurring monthly product purchases by an active Associate or Preferred Customer, in their local currency, remains relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	January 2, 2010		January 1, 2011		Prior Year	Change

North America:
United States	57,000	28.6%	51,000	22.4%	(6,000)	(10.5)%
Canada	25,000	12.6%	24,000	10.5%	(1,000)	(4.0)%
Mexico	15,000	7.5%	11,000	4.8%	(4,000)	(26.7)%
North America Total	97,000	48.7%	86,000	37.7%	(11,000)	(11.3)%

Asia Pacific:
Southeast Asia/Pacific	46,000	23.1%	41,000	18.0%	(5,000)	(10.9)%
Greater China	48,000	24.2%	93,000	40.8%	45,000	93.8%
North Asia	8,000	4.0%	8,000	3.5%	—	0.0%
Asia Pacific Total	102,000	51.3%	142,000	62.3%	40,000	39.2%

	199,000	100.0%	228,000	100.0%	29,000	14.6%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	January 2, 2010		January 1, 2011		Prior Year	Change

North America:
United States	39,000	58.2%	36,000	46.7%	(3,000)	(7.7)%
Canada	16,000	23.9%	14,000	18.2%	(2,000)	(12.5)%
Mexico	3,000	4.5%	4,000	5.2%	1,000	33.3%
North America Total	58,000	86.6%	54,000	70.1%	(4,000)	(6.9)%

Asia Pacific:
Southeast Asia/Pacific	7,000	10.4%	6,000	7.8%	(1,000)	(14.3)%
Greater China	1,000	1.5%	16,000	20.8%	15,000	1500.0%
North Asia	1,000	1.5%	1,000	1.3%	—	0.0%
Asia Pacific Total	9,000	13.4%	23,000	29.9%	14,000	155.6%

	67,000	100.0%	77,000	100.0%	10,000	14.9%

Total Active Customers By Region

	As of		As of		Change from	Percent
	January 2, 2010		January 1, 2011		Prior Year	Change

North America:
United States	96,000	36.1%	87,000	28.5%	(9,000)	(9.4)%
Canada	41,000	15.4%	38,000	12.5%	(3,000)	(7.3)%
Mexico	18,000	6.8%	15,000	4.9%	(3,000)	(16.7)%
North America Total	155,000	58.3%	140,000	45.9%	(15,000)	(9.7)%

Asia Pacific:
Southeast Asia/Pacific	53,000	19.9%	47,000	15.4%	(6,000)	(11.3)%
Greater China	49,000	18.4%	109,000	35.7%	60,000	122.4%
North Asia	9,000	3.4%	9,000	3.0%	—	0.0%
Asia Pacific Total	111,000	41.7%	165,000	54.1%	54,000	48.6%

	266,000	100.0%	305,000	100.0%	39,000	14.7%

We are currently most focused on the development of China through BabyCare, as well as growing our North American markets during a difficult economic environment.  Over the past several years, we have experienced significant growth in our Asia Pacific region, particularly in our Hong Kong market.  In light of this growth and our acquisition of BabyCare in China, we believe that we are well positioned for growth in China.  During 2011, our efforts in Asia Pacific will be targeted at integrating BabyCare into our business and motivating our successful Asian Associate base to grow BabyCare in China.  These efforts will require an investment of both time and resources.  This includes working with the Chinese government to assist BabyCare in obtaining direct selling licenses in additional Chinese provinces and cities beyond Beijing and registering USANA products for sale by BabyCare in China.  We are currently working with the Chinese government to allow several USANA products to be manufactured and sold by BabyCare in China.  We hope to have many of these products approved within 2011.

Difficult economic conditions continue to present a challenge for our overall business and Associate base, especially in our North American markets.  In light of these conditions, a number of our Associates and Preferred Customers have discontinued their product purchases as well as their activity in introducing new customers to our products.  During 2011, our primary corporate performance objectives will largely be tied to sales and Associate growth in North America.  The measures we are implementing to accomplish these objectives include (i) the introduction and promotion of new training and presentation tools, which we believe are of significant assistance in helping Associates grow their businesses; (ii) efforts to increase our global brand recognition, and (iii) the enhancement of our Associate Rewards and Recognition program.

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

Associate incentives expense includes all forms of commissions, compensation, and other incentives paid to our Associates.  Compensation paid to BabyCare Associates, although under a different compensation plan, is also included in Associate incentives expense.  Incentives paid to Associates include bonuses earned, rewards from contests and promotions, and base commissions, which makes up the majority of our Associate incentives expense.  Bonuses are paid out to Associates based on certain business growth criteria, total base commission earnings, and leadership level.  Contests and promotions are offered as an incentive and reward to our Associates and are typically paid out only after an Associate achieves specific growth and advancement levels.  Base commissions are paid out on the sale of products.  USANA Associates earn their commissions based on sales volume points that are generated in their down-line organization.  Sales volume points are assigned to each commissionable product and comprise a certain percent of the product price. dollars.  Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items.  Although insignificant to our financial statements, a USANA Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their “Qualifying Purchases.”  Qualifying Purchases are the amount of product that Associates must purchase each month, which they must either resell to consumers or personally use in order to qualify to earn commissions or bonuses under USANA’s Compensation Plan.  Commissions paid to USANA Associates on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

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

Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate.  Most of our raw material purchases from suppliers and our product purchases from third-party manufacturers are transacted in U.S. dollars.  Consequently, our sales and net earnings are affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year net sales at the average exchange rates in effect during the comparable prior year periods.

Results of Operations

The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the periods indicated:

	Fiscal Year
	2008	2009	2010
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.7%	20.6%	18.4%

Gross profit	79.3%	79.4%	81.6%

Operating expenses:
Associate incentives	41.6%	44.9%	45.0%
Selling, general and administrative *	26.5%	22.9%	23.3%

Total operating expenses	68.1%	67.8%	68.3%

Earnings from operations	11.2%	11.6%	13.3%
Other income (expense), net	(0.4)%	0.1%	0.0%

Earnings before income taxes	10.8%	11.7%	13.3%
Income taxes	3.8%	4.0%	4.5%

Net earnings	7.0%	7.7%	8.8%

* Included in selling, general and administrative during 2008 was $7.0 million related to an unanticipated arbitration award, without which selling, general and administrative expense as a percent of net sales would have been 24.9%.

Summary of 2010 Financial Results

Net sales increased $80.7 million to $517.6 million, which is an 18.5% increase from 2009.  The most significant item impacting net sales during 2010 was an increase in product sales volumes resulting from an increase in the number of active Associates in Greater China, partially offset by a decrease in the number of active Associates in North America and Southeast Asia Pacific.  This increase includes the addition of $7.4 million in net sales from BabyCare, our newly acquired subsidiary in China.  Net sales during 2010 also benefited from favorable changes in currency exchange rates by approximately $21.0 million.

Net earnings increased 36.0% to $45.7 million in 2010 from $33.6 million in 2009.  This year-over-year increase was primarily the result of higher net sales, improved gross profit margin, and a lower effective tax rate.  These improvements were partially offset by 10 basis point increase in Associate incentives as a percent of net sales, and a 40 basis point increase in selling, general and administrative expense.  Our acquisition of BabyCare reduced net earnings by approximately $3.1 million, which includes $2.0 million of acquisition costs.

Fiscal Year 2010 compared to Fiscal Year 2009

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 2, 2010 and January 1, 2011:

	Net Sales by Region (in thousands) Year Ended				Change from prior	Percent	Approximate impact of currency	Change excluding the impact
	2009		2010		year	change	exchange	of currency

North America:
United States	$151,663	34.7%	$150,893	29.2%	$(770)	(0.5)%	$ N/A	(0.5)%
Canada	65,682	15.1%	69,411	13.4%	3,729	5.7%	6,500	(4.2)%
Mexico	22,384	5.1%	21,843	4.2%	(541)	(2.4)%	1,400	(8.7)%
North America Total	239,729	54.9%	242,147	46.8%	2,418	1.0%	7,900	(2.3)%

Asia Pacific:
Southeast Asia/Pacific	95,185	21.8%	99,311	19.2%	4,126	4.3%	10,400	(6.6)%
Greater China	81,455	18.6%	152,280	29.4%	70,825	86.9%	800	86.0%
North Asia	20,571	4.7%	23,906	4.6%	3,335	16.2%	1,900	7.0%
Asia Pacific Total	197,211	45.1%	275,497	53.2%	78,286	39.7%	13,100	33.1%

	$436,940	100.0%	$517,644	100.0%	$80,704	18.5%	$21,000	13.7%

North America:  The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the number of active Associates and Preferred Customers in this region.  As a manufacturer of premium products, we believe that continued economic challenges, particularly in the consumer products segment, have contributed meaningfully to the decrease in active Associates and Preferred Customers.  Part of the decrease in the number of active Associates is also due to an increase in the number of North America-based Associates building their businesses in Asia, which results in growth in sales and Associates in Asia Pacific rather than North America.  In the third quarter of 2010, we launched a new interactive presentation tool, called Health and Freedom Solution, which was created and designed to help our Associates explain and share the USANA opportunity, including the benefits of our products and our Compensation Plan.  Throughout 2011, we will heavily promote the use of this tool as well as our online training system in an effort to engage our Associates and help them become more effective at building their businesses, especially in light of the difficult economic environment.

The decrease in active Associates throughout the year was partially offset by an increase in customer spending, which was a result of two factors.  First, during the year we changed the structure of our compensation, recognition, and rewards programs in a way that we believe will encourage our Associates to build their businesses more effectively.  We believe that these changes were the primary reason for the increase in product sales volume per customer from 2009 to 2010.  Second, over the last couple of years we have implemented certain price increases, including a price increase of nearly ten percent on our products in Mexico.  While our profitability in Mexico has improved, we believe that the price increases in this market contributed to the decline in our active Associate count.

Asia Pacific:  The increase in net sales in this region was primarily due to higher product sales volume due to an increase in the number of active Associates.  This increase came predominantly from Greater China.  Growth in Greater China was led by Hong Kong, where the number of active Associates increased 100.0% year-over-year and net sales increased 103.8%.  Additionally, our acquisition of BabyCare added approximately $7.4 million in net sales, 12,000 active Associates, and 14,000 active Preferred Customers to this region.

Excluding BabyCare, local currency net sales in this region increased 29.4%, the number of active Associates increased 27.5%, and the number of active Preferred Customers remained unchanged.

Importantly, while we have achieved significant growth in Hong Kong, we anticipate that 2011 will be a transitional year as we turn much of our attention to integrating and growing BabyCare in China.  As such, we expect sales in Hong Kong to decline in 2011.  We expect this change will be primarily the result of three key factors.  First, we believe that many of our key Associate leaders in Hong Kong, who qualify to do business in both Hong Kong and China, will shift their attention to growing their businesses in China through BabyCare.  Second, we believe that many of our Associates in Hong Kong, who are simply consumers of our products, will begin purchasing our products in China, if and when our products are registered for sale by BabyCare in China.  Third, the average initial purchase amount per Associate is lower at BabyCare than our other markets, causing a natural decrease to our sales as some of our Associates who qualify to do business in both Hong Kong and China, and would have otherwise built their business in Hong Kong, begin building in China through BabyCare.

Although smaller as a percent of sales, we also experienced double-digit local currency sales growth in the Philippines and South Korea.  The increase in total Asia Pacific sales, on a local currency basis, was partially offset by an overall decline in sales and Associates in Southeast Asia Pacific, which we believe, similar to North America, is largely the result of difficult economic conditions.

Gross Profit

The increase in gross profit as a percent of net sales can be attributed to a decrease in overall raw materials cost, currency benefits, lower relative freight costs on shipments to our customers, production and shipping efficiency due to capital investments, and leverage gained on increased net sales.  Additionally, we have implemented certain price increases, notably on some of our larger packs and flagship products, and we discontinued several of our lower gross margin product pack offerings, all of which contributed to our improved gross profit.

Associate Incentives

Although Associate incentives as a percent of sales increased slightly for the year, on a sequential quarter basis it has decreased modestly since the fourth quarter of 2009.  Notably, during the second quarter of 2010, we implemented a strategic initiative to reduce Associate incentives expense as a percent of net sales and, as a result, we expect a further decrease in 2011.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses as a percent of net sales was primarily due to acquisition costs related to BabyCare.

In absolute terms, our selling, general and administrative expenses increased by $20.8 million in 2010, compared with 2009.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in wage-related expenses of approximately $11.7 million, which includes $2.1 million of expenses related to BabyCare;

•                  Acquisition costs related to BabyCare of approximately $2.0 million;

•                  Expenses related to our Asia Pacific convention of approximately $1.7 million; and

•                  An increase in credit card fees of approximately $1.9 million related to the increase in sales.

We expect that selling, general and administrative expenses will increase in 2011 both in absolute terms and as a percent of net sales.  The reasons for this increase include; (i) increased investments in human resources and other integration-related costs for BabyCare, (ii) a full year of regular BabyCare expense, which is relatively higher than USANA due to the required infrastructure in China, and (iii) increased spending related to our corporate branding efforts.  Notably, in connection with the acquisition of BabyCare, we issued equity awards to certain BabyCare executives, which will be part of the full year of regular BabyCare expenses, and which added approximately $1.2 million to wage-related expenses in 2010.

Other Income (Expense)

Other income increased nearly $0.5 million due to a $0.5 million reduction in interest expense as a result of a lower average balance on our line of credit during the year.

Income Taxes

Income taxes totaled 33.7% of earnings before income taxes in 2010, compared to 34.2% in 2009.  This decrease is primarily due to increased tax benefits from the deduction for qualified production activities and tax benefits recognized from stock option exercises in 2010.

Diluted Earnings Per Share

Diluted earnings per share increased $0.69, or 31.8%, to $2.86 for the year.  This increase is the result of improved gross profit margins on higher net sales and a lower tax rate, partially offset by higher relative operating expenses and a higher average number of diluted shares outstanding.

Fiscal Year 2009 compared to Fiscal Year 2008

The tables below summarize the changes in our active customer base by geographic region as of the dates indicated.

Active Associates By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
	January 3, 2009		January 2, 2010		Prior Year	Change

North America:
United States	63,000	31.8%	57,000	28.6%	(6,000)	(9.5)%
Canada	29,000	14.6%	25,000	12.6%	(4,000)	(13.8)%
Mexico	15,000	7.6%	15,000	7.5%	—	0.0%
North America Total	107,000	54.0%	97,000	48.7%	(10,000)	(9.3)%

Asia Pacific:
Southeast Asia/Pacific	44,000	22.2%	46,000	23.1%	2,000	4.5%
Greater China	40,000	20.2%	48,000	24.2%	8,000	20.0%
North Asia	7,000	3.6%	8,000	4.0%	1,000	14.3%
Asia Pacific Total	91,000	46.0%	102,000	51.3%	11,000	12.1%

	198,000	100.0%	199,000	100.0%	1,000	0.5%

Active Preferred Customers By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
	January 3, 2009		January 2, 2010		Prior Year	Change

North America:
United States	43,000	60.6%	39,000	58.2%	(4,000)	(9.3)%
Canada	16,000	22.5%	16,000	23.9%	—	0.0%
Mexico	3,000	4.2%	3,000	4.5%	—	0.0%
North America Total	62,000	87.3%	58,000	86.6%	(4,000)	(6.5)%

Asia Pacific:
Southeast Asia/Pacific	7,000	9.9%	7,000	10.4%	—	0.0%
Greater China	1,000	1.4%	1,000	1.5%	—	0.0%
North Asia	1,000	1.4%	1,000	1.5%	—	0.0%
Asia Pacific Total	9,000	12.7%	9,000	13.4%	—	0.0%

	71,000	100.0%	67,000	100.0%	(4,000)	(5.6)%

Total Active Customers By Region

(rounded to the nearest thousand)

	As of		As of		Change from	Percent
	January 3, 2009		January 2, 2010		Prior Year	Change

North America:
United States	106,000	39.4%	96,000	36.1%	(10,000)	(9.4)%
Canada	45,000	16.7%	41,000	15.4%	(4,000)	(8.9)%
Mexico	18,000	6.7%	18,000	6.8%	—	0.0%
North America Total	169,000	62.8%	155,000	58.3%	(14,000)	(8.3)%

Asia Pacific:
Southeast Asia/Pacific	51,000	19.0%	53,000	19.9%	2,000	3.9%
Greater China	41,000	15.2%	49,000	18.4%	8,000	19.5%
North Asia	8,000	3.0%	9,000	3.4%	1,000	12.5%
Asia Pacific Total	100,000	37.2%	111,000	41.7%	11,000	11.0%

	269,000	100.0%	266,000	100.0%	(3,000)	(1.1)%

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 3, 2009 and January 2, 2010:

	Net Sales by Region (in thousands) Year Ended				Change from prior	Percent	Approximate impact of currency	Change excluding the impact
	2008*		2009		year	change	exchange	of currency

North America:
United States	$161,194	37.6%	$151,663	34.7%	$(9,531)	(5.9)%	$ N/A	(5.9)%
Canada	74,979	17.5%	65,682	15.1%	(9,297)	(12.4)%	(4,800)	(6.0)%
Mexico	23,630	5.5%	22,384	5.1%	(1,246)	(5.3)%	(4,900)	15.5%
North America Total	259,803	60.6%	239,729	54.9%	(20,074)	(7.7)%	(9,700)	(4.0)%

Asia Pacific:
Southeast Asia/Pacific	91,348	21.3%	95,185	21.8%	3,837	4.2%	(6,300)	11.1%
Greater China	61,410	14.3%	81,455	18.6%	20,045	32.6%	(800)	33.9%
North Asia	16,451	3.8%	20,571	4.7%	4,120	25.0%	(300)	26.9%
Asia Pacific Total	169,209	39.4%	197,211	45.1%	28,002	16.5%	(7,400)	20.9%

	$429,012	100.0%	$436,940	100.0%	$7,928	1.8%	$(17,100)	5.8%

*Fiscal year 2008 was a 53-week year resulting in one additional week of sales, which amounted to nearly $7.0 million.

North America:  Fiscal 2009 was the first time in several years that net sales in North America were negatively affected by changes in currency exchange rates.  The overall negative effect of currency fluctuations in 2009, when compared with 2008, accounted for nearly half of the $20.1 million decline in net sales in this region.  Further changes in net sales in this region were due to reduced product sales related to an overall decrease in the number of active Associates and Preferred Customers.  We believe that this decrease in the number of Associates and Preferred Customers was largely due to difficult economic conditions in both the U.S. and Canada.  As a manufacturer of premium products, we believe that the economic impact on consumer spending affected our ability to attract and retain Associates, Preferred Customers, and other consumers of our products.  We also believe that, due to the international nature of our business and our global seamless Compensation Plan, many of our North American-based Associates were pursuing the opportunity to grow their business in markets outside of North America.  We believe that this shift also negatively affected our sales and Associate growth in North America.

Net sales in local currency for the United States and Canada, our largest individual markets in 2009, decreased 5.9% and 6.0%, respectively.  These declines were due to fewer Associates and Preferred Customers purchasing our products in 2009.  Additionally, we experienced a slight decrease in the average product order size from many of our new Associates, primarily on their initial purchase.  We believe this was due to the difficult economic conditions and the related effect on consumers, as well as from the matching bonus portion of our Compensation Plan.  Net sales in Mexico, however, increased 15.5% in local currency due primarily to an increase in the number of Associates purchasing our products throughout most of 2009.

Asia Pacific:  Sales growth in this region was also negatively affected by currency fluctuations, which reduced net sales in 2009 by approximately $7.4 million.  Local currency sales growth, however, outpaced the negative effect of currency changes, resulting in a net sales increase of 16.5% in 2009.  This increase in net sales in Asia Pacific was due mainly to higher product sales volume, resulting from double-digit, year-over-year increases in the number of active Associates during 2009.  This increase in the number of active Associates came from Hong Kong, Malaysia, South Korea, and the Philippines.  Similar to North America, we experienced a slight decrease in the average product order size from many of our new Associates, primarily on their initial purchase.  We believe this was primarily due to the matching bonus portion of our Compensation Plan.

Gross Profit

Gross profit in 2009 increased slightly to 79.4% of net sales, compared with 79.3% in 2008.  This increase in gross profit margin was primarily the result of lower relative freight costs and select product price increases.  These improvements, however, were partially offset by increased costs of certain raw materials.

Associate Incentives

As a percentage of net sales, Associate incentives increased to 44.9% in 2009, compared with 41.6% in 2008.  This increase was due to the full-year effect of Compensation Plan enhancements that were introduced at the end of the third quarter of 2008.

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

	Quarter Ended
	April 4,	July 4,	Oct. 3,	Jan. 2,	April 3,	July 3,	Oct. 2,	Jan. 1,
	2009	2009	2009	2010	2010	2010	2010	2011
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$97,299	$112,093	$110,764	$116,784	$119,087	$126,011	$135,006	$137,540
Cost of sales	19,846	23,753	22,637	23,567	23,020	22,735	25,157	24,570
Gross profit	77,453	88,340	88,127	93,217	96,067	103,276	109,849	112,970
Operating expenses:
Associate incentives	41,890	50,321	50,799	53,353	54,118	57,065	60,560	61,444
Selling, general, and administrative	25,330	24,719	25,414	24,520	27,458	29,149	30,751	33,401
Total operating expenses	67,220	75,040	76,213	77,873	81,576	86,214	91,311	94,845
Earnings from operations	10,233	13,300	11,914	15,344	14,491	17,062	18,538	18,125
Other income (expense), net	(90)	125	110	42	339	(587)	551	345
Earnings from operations before income taxes	10,143	13,425	12,024	15,386	14,830	16,475	19,089	18,470
Income taxes	3,497	4,634	4,112	5,179	5,189	5,705	6,240	6,079
Net earnings	$6,646	$8,791	$7,912	$10,207	$9,641	$10,770	$12,849	$12,391
Earnings per common share*:
Basic	$0.43	$0.57	$0.52	$0.67	$0.63	$0.70	$0.83	$0.78
Diluted	$0.43	$0.57	$0.51	$0.66	$0.62	$0.69	$0.79	$0.75
Weighted average shares outstanding:
Basic	15,350	15,350	15,345	15,314	15,311	15,318	15,562	15,920
Diluted	15,382	15,385	15,547	15,558	15,513	15,697	16,247	16,479

*                 Earnings per common share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Earnings as a percentage of Net Sales:

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.4	21.2	20.4	20.2	19.3	18.0	18.6	17.9
Gross profit	79.6	78.8	79.6	79.8	80.7	82.0	81.4	82.1
Operating expenses:
Associate incentives	43.1	44.9	45.9	45.7	45.4	45.3	44.9	44.7
Selling, general and administrative	26.0	22.0	22.9	21.0	23.1	23.1	22.8	24.3
Total operating expenses	69.1	66.9	68.8	66.7	68.5	68.4	67.7	69.0
Earnings from operations	10.5	11.8	10.8	13.1	12.2	13.6	13.7	13.1
Other income (expense), net	(0.1)	0.1	0.1	0.0	0.3	(0.5)	0.4	0.3
Earnings from operations before income taxes	10.4	11.9	10.9	13.1	12.5	13.1	14.1	13.4
Income taxes	3.6	4.1	3.8	4.4	4.4	4.5	4.6	4.4
Net earnings	6.8%	7.8%	7.1%	8.7%	8.1%	8.6%	9.5%	9.0%

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

•                  Availability of raw materials;

•                  General conditions in the nutritional supplement, personal care, and weight-management industries or the network marketing industry; and

•                  Consumer perceptions of our products and operations.

Because our products are ingested by consumers or applied to their bodies, we are highly dependent upon consumers’ perception of the safety, quality, and efficacy of our products and nutritional supplements in general.  As a result, substantial negative publicity, whether founded or unfounded, concerning one or more of our products or of other products that are similar to our products could adversely affect our business, financial condition, or results of operations.

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

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $66.1 million in 2010, compared with $32.5 million in 2009.  The most significant factors of this change were an increase in net sales and net earnings in 2010, the unfavorable effect of $14.4 million in payments made during 2009 for an unanticipated arbitration award and an IRS tax settlement, and an increase in other liabilities related to an increase in deferred revenue and accrued associate incentives and employee compensation.  The overall improvement in operating cash flow was partially offset by increased cash spent on the buildup of inventory to accommodate higher sales and by an increase in prepaid expenses and other current assets.

As a U.S.-based, multi-national company, reporting in U.S. dollars, our net sales and earnings can be significantly affected by changes in currency exchange rates and it is difficult to estimate the impact that these changes may have on our future operating results.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the

U.S. dollar relative to the currencies in the countries where we have operations.  During 2010, we received a benefit to net sales of approximately $21.0 million related to changes in currency exchange rates.

Acquisition of BabyCare

On August 16, 2010, we indirectly acquired BabyCare, a direct selling company in China, for $62.7 million.  The purchase price consisted of $28.5 million from our existing cash balance, $16.5 million from our line of credit, and 400,000 shares of our common stock.

Line of credit

We currently maintain a $40.0 million credit facility with Bank of America.  As of January 1, 2011, our balance on this line of credit had been paid in full.  During 2010, this line of credit was primarily utilized for repurchase of our common stock and to partially fund our acquisition of BabyCare.

The agreement for the line of credit contains restrictive covenants, which require us to maintain a consolidated rolling, four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $50.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.5 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement includes a modification for certain additional non-cash expenses.  As of January 1, 2011, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

The line of credit expires in May 2011, at which time we will be required to pay any outstanding balance unless the line is replaced or terms are renegotiated.  We are currently in the process of evaluating options for replacing or renewing this line of credit.  There can be no assurance that we will be able to secure the same or similar credit terms on a new line of credit or that we will have the same amount available to us.

Working capital

Cash and cash equivalents increased to $24.2 million at January 1, 2011, from $13.7 million at January 2, 2010.  Net working capital increased to $22.6 million at January 1, 2011, from $11.4 million at January 2, 2010.  This increase in cash and cash equivalents was due primarily to an increase in net cash flow from operating activities and also from proceeds on equity awards that were exercised.  These improvements to cash and cash equivalents and working capital were offset in large part by our acquisition of BabyCare, as well as by share repurchases and the net payments made on our line of credit.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  During 2010, we repurchased and retired 387 thousand shares of common stock for a total investment of $17.0 million, at an average market price of $43.99 per share.  Also during 2010, our Board of Directors authorized an additional $40.0 million for share repurchases under the plan.  As of January 1, 2011, the remaining approved repurchase amount under the plan was $31.7 million and there is no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our expected contractual obligations and commitments subsequent to January 1, 2011:

Payments Due By Period

(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$12,006	$4,963	$5,884	$834	$325
Capital Commitments	304	304	—	—	—
Other Commitments	12,230	5,936	6,292	2	—
Line of Credit	34	34	—

Total Contractual Obligations	$24,574	$11,237	$12,176	$836	$325

“Operating Leases” generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company.  Such expenses are not included in the operating lease amounts that are outlined in the table above.

“Other Commitments” include consulting- and IT-related services, corporate and athlete sponsorships, facility maintenance, services related to the events that we hold for our Associates both locally and internationally, and uncertain tax positions.  Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates.

The “Line of Credit” has a maturity date of May 2011.  Although we currently have no balance outstanding on this line of credit, fees on the unused portion of this line are due periodically and are reflected in the table above.  If we utilize this line of credit prior to its maturity, we will be required to pay it in full at maturity.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Estimates

Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Our significant accounting policies are described in Note A to the Consolidated Financial Statements herein.  The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment.  Actual results, however, may sometimes differ materially from estimates under different conditions.  Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management’s most subjective judgments.  We believe that our most critical accounting estimates are described in this section.

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

•                  A provision for product returns and allowances is established and is based on our historical experience.

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

Inventory Valuation.  Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead.  Inventories are assessed to ensure that they are valued at estimated market value using various assumptions in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.  A change in any of these variables could result in an adjustment to inventory.

Impairment of Long-Lived Assets, Goodwill, and Other Intangible Assets.  Long-lived assets are reviewed for impairment to determine whether events or changes in circumstances exist that indicate the carrying amount of the assets may not be recoverable.  A long-lived asset is considered to be impaired when the carrying amount of an asset exceeds its fair value.  Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured; changes in competition and competitive practices; uncertainties associated with the world economies; and changes in governmental regulations or actions.

Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. Goodwill is not amortized, but rather it is tested at least annually for impairment (or more frequently if triggering events or changes in circumstances indicate impairment).  An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value.  In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach.  The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows.  The determination of impairment is made at the reporting unit level and consists of two steps.  The first step involves testing for impairment of goodwill by estimating the fair values of reporting units.  If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  Fair value of each of the reporting units at January 1, 2011 was greater than the carrying amount; therefore, no impairment was recorded.

Other intangible assets represent definite-lived and indefinite-lived intangible assets acquired in connection with the purchase of BabyCare effective August 16, 2010.  Definite-lived intangible assets are amortized over their related useful lives and are tested for impairment if events or changes in circumstances indicate impairment.  Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances indicate impairment.  There have been no events or changes in circumstances that have occurred subsequent to the acquisition of the indefinite-lived assets that would indicate impairment.

Accounting for Income Taxes.  Income taxes are calculated in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure, together with assessing temporary differences for items treated differently for tax and financial reporting.  Tax benefits are recognized from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.  Additional information regarding income taxes is available in Note E to the Consolidated Financial Statements herein.

On an interim basis, an estimate is made of what our effective tax rate will be for the full fiscal year, and a quarterly income tax provision in accordance with this anticipated effective rate is recorded.  As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year.  This estimation process periodically results in changes to our expected effective tax rate for the fiscal year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

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

Foreign Currency Risks.  Net sales outside the United States represented 62.4%, 65.3%, and 70.9% of our net sales in 2008, 2009, and 2010, respectively.  Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 15 markets, with Hong Kong (where the local currency is tied to the U.S. dollar) being our largest international market, at 23.5% of net sales in 2010, followed by Canada at 13.4%.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuations in various currencies.

At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of January 1, 2011, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the quarterly periods indicated:

	2008				2009				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth

Canadian Dollar	1.00	1.01	1.04	1.20	1.24	1.16	1.09	1.06	1.04	1.03	1.04	1.01
Australian Dollar	1.11	1.06	1.12	1.48	1.50	1.31	1.20	1.10	1.10	1.14	1.10	1.01
New Zealand Dollar	1.27	1.29	1.40	1.72	1.87	1.65	1.48	1.36	1.41	1.43	1.39	1.32
Hong Kong Dollar	7.79	7.80	7.80	7.75	7.75	7.75	7.75	7.75	7.76	7.78	7.77	7.76
Japanese Yen	105.39	104.45	107.63	95.90	93.83	97.09	93.28	90.38	90.74	91.80	85.65	82.64
New Taiwan Dollar	31.56	30.44	31.14	32.93	33.98	33.11	32.75	32.36	31.92	31.86	31.88	30.30
Korean Won	954.48	1,016.0	1,058.7	1,346.5	1,411.3	1,250.0	1,234.6	1,174.6	1,142.6	1,166.8	1,179.7	1,111.1
Singapore Dollar	1.41	1.37	1.40	1.48	1.51	1.47	1.44	1.40	1.40	1.39	1.35	1.30
Mexican Peso	10.81	10.43	10.30	12.98	14.35	13.28	13.29	13.21	12.75	12.59	12.78	12.39
Chinese Yuan	7.17	6.96	6.84	6.84	6.84	6.83	6.83	6.83	6.83	6.82	6.77	6.65
Malaysian Ringitt	3.23	3.21	3.33	3.54	3.63	3.54	3.52	3.40	3.36	3.24	3.15	3.11
Philippine Peso	*	*	*	*	47.68	47.62	48.06	46.98	45.92	45.55	45.10	43.67

* USANA operations had not commenced during period indicated.

Interest Rate Risks.  As of January 1, 2011, we had no outstanding debt, and therefore, we have no direct exposure to interest rate risk.  It may become necessary to borrow in the future in order to meet our financing needs.  In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 1, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•                  Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011.  In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, using those criteria, management concluded that, as of January 1, 2011, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded BabyCare Holdings, Ltd., which is an entity that the Company indirectly acquired in August 2010.  BabyCare represented, in the aggregate, 6.7% and 1.4% of consolidated total assets and consolidated net sales, respectively, of the Company as of and for the year ended January 1, 2011.  This acquisition is more fully discussed in Note B to our Consolidated Financial Statements for the fiscal year ended January 1, 2011.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 1, 2011, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.15

Share Purchase Agreement, dated as of August 16, 2010, among USANA Health Sciences, Inc., Petlane, Inc., Yaolan Ltd., and BabyCare Holdings Ltd. (Incorporated by Reference to Report on Form 8-K, filed August 16, 2010)

11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company’s Internet web site at www.usanahealthsciences.com)

21	Subsidiaries of the Registrant, as of March 7, 2011 (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

	By:	/s/ David A. Wentz
David A. Wentz
Chief Executive Officer

Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ	Chairman	March 14, 2011
Myron W. Wentz, PhD

/s/ DAVID A. WENTZ	Chief Executive Officer (Principal	March 14, 2011
David A. Wentz	Executive Officer)

/s/ RONALD S. POELMAN	Director	March 14, 2011
Ronald S. Poelman

/s/ ROBERT ANCIAUX	Director	March 14, 2011
Robert Anciaux

/s/ JERRY G. MCCLAIN	Director	March 14, 2011
Jerry G. McClain

/s/ GILBERT A. FULLER	Director	March 14, 2011
Gilbert A. Fuller

/s/ JEFFREY A. YATES	Chief Financial Officer	March 14, 2011
Jeffrey A. Yates	(Principal Financial and Accounting
Officer)

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

USANA Health Sciences, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded BabyCare Holdings, Ltd. from its assessment of internal control over financial reporting as of January 1, 2011 because it was acquired by the Company in August 2010.  We have also excluded BabyCare Holdings, Ltd. from our audit of internal control over financial reporting.  BabyCare Holdings, Ltd. is a wholly-owned subsidiary whose total assets and total revenues represent 6.7% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2011.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, UT
March 14, 2011

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 2,	January 1,
	2010	2011

ASSETS
Current assets
Cash and cash equivalents	$13,658	$24,222
Inventories	25,761	34,078
Prepaid expenses and other current assets	10,391	20,261
Deferred income taxes	2,116	1,711
Total current assets	51,926	80,272

Property and equipment, net	57,241	57,568

Goodwill	5,690	16,930
Intangible assets, net	—	40,616
Other assets	8,581	8,416
	$123,438	$203,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,810	$6,445
Other current liabilities	34,668	51,179
Total current liabilities	40,478	57,624

Line of credit - long term	7,000	—

Other long-term liabilities	1,587	1,012

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,309 as of January 2, 2010 and 15,985 as of January 1, 2011	15	16
Additional paid-in capital	16,425	51,222
Retained earnings	56,410	90,207
Accumulated other comprehensive income	1,523	3,721
Total stockholders’ equity	74,373	145,166
	$123,438	$203,802

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2008	2009	2010

Net sales	$429,012	$436,940	$517,644

Cost of sales	88,878	89,803	95,482

Gross profit	340,134	347,137	422,162

Operating expenses:
Associate incentives	178,309	196,363	233,187
Selling, general and administrative	113,828	99,983	120,759

Total operating expenses	292,137	296,346	353,946

Earnings from operations	47,997	50,791	68,216

Other income (expense):
Interest income	249	82	167
Interest expense	(792)	(609)	(94)
Other, net	(1,133)	714	575

Other income (expense), net	(1,676)	187	648

Earnings from operations before income taxes	46,321	50,978	68,864

Income taxes	16,376	17,422	23,213

Net earnings	29,945	33,556	45,651

Earnings per common share
Basic	$1.87	$2.19	$2.94
Diluted	$1.85	$2.17	$2.86

Weighted average common shares outstanding
Basic	16,048	15,340	15,528
Diluted	16,163	15,432	15,942

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended January 3, 2009; January 2, 2010; and January 1, 2011

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2007	16,198	$16	$5,636	$26,308	$989	$32,949

Comprehensive income
Net earnings for the year	—	—	—	29,945	—	29,945

Foreign currency translation adjustment, net of tax benefit of $1,267	—	—	—	—	(1,364)	(1,364)

Comprehensive income						28,581

Common stock repurchased and retired	(1,116)	(1)	(7,726)	(32,146)	—	(39,873)

Equity-based compensation expense	—	—	7,688	—	—	7,688

Common stock issued under equity award plans, including tax benefit of $1,745	268	—	2,491	—	—	2,491

Balance at January 3, 2009	15,350	$15	$8,089	$24,107	$(375)	$31,836

Comprehensive income
Net earnings for the year	—	—	—	33,556	—	33,556

Foreign currency translation adjustment, net of tax expense of $1,852					1,898	1,898

Comprehensive income						35,454

Common stock repurchased and retired	(54)	—	(401)	(1,253)	—	(1,654)

Equity-based compensation expense	—	—	8,925	—	—	8,925

Common stock issued under equity award plans, including tax expense of $319	13	—	(188)	—	—	(188)

Balance at January 2, 2010	15,309	$15	$16,425	$56,410	$1,523	$74,373

Comprehensive income
Net earnings for the year	—	—	—	45,651	—	45,651

Foreign currency translation adjustment, net of tax expense of $906					2,198	2,198

Comprehensive income						47,849

Common stock repurchased and retired	(387)	(1)	(5,176)	(11,854)	—	(17,031)

Common stock issued in connection with acquisition	400	1	17,715	—	—	17,716

Equity-based compensation expense			10,406			10,406

Common stock issued under equity award plans, including tax expense of $152	663	1	11,852			11,853

Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$3,721	$145,166

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2008	2009	2010

Cash flows from operating activities
Net earnings	$29,945	$33,556	$45,651
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	6,697	7,069	7,916
(Gain) loss on sale of property and equipment	(68)	(149)	94
Equity-based compensation expense	7,688	8,925	10,406
Excess tax benefits from equity-based payment arrangements	(2,372)	(11)	(2,449)
Deferred income taxes	(2,435)	(2,296)	3,194
Inventory valuation	1,000	824	1,275
Changes in operating assets and liabilities:
Inventories	(7,216)	(1,123)	(6,257)
Prepaid expenses and other assets	(5,306)	1,685	(5,218)
Accounts payable	686	(1,138)	(1,981)
Other liabilities	17,337	(14,873)	13,477

Total adjustments	16,011	(1,087)	20,457

Net cash provided by operating activities	45,956	32,469	66,108

Cash flows from investing activities
Acquisition, net of cash acquired	—	—	(42,694)
Receipts on notes receivable	726	245	—
Increase in notes receivable	(19)	(151)	—
Proceeds from sale of property and equipment	148	837	33
Purchases of property and equipment	(16,061)	(4,128)	(4,192)

Net cash used in investing activities	(15,206)	(3,197)	(46,853)

Cash flows from financing activities
Proceeds from equity awards exercised	746	131	12,005
Excess tax benefits from equity-based payment arrangements	2,372	11	2,449
Repurchase of common stock	(39,873)	(1,654)	(17,031)
Borrowings on line of credit	85,020	57,020	31,150
Payments on line of credit	(78,030)	(85,010)	(38,150)

Net cash used in financing activities	(29,765)	(29,502)	(9,577)

Effect of exchange rate changes on cash and cash equivalents	(569)	607	886

Net increase (decrease) in cash and cash equivalents	416	377	10,564

Cash and cash equivalents, beginning of year	12,865	13,281	13,658

Cash and cash equivalents, end of year	$13,281	$13,658	$24,222

Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest, net of amount capitalized	$714	$552	$99
Income taxes	19,968	22,817	21,628

Non-cash financing activities
Common stock issued in connection with acquisitions	—	—	17,716

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

The accounting and reporting policies of USANA Health Sciences, Inc. and its subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America (US GAAP).

Principles of consolidation

The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly owned subsidiaries in two geographic regions: North America and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, Greater China, and North Asia.  North America includes the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands.  Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, and the Philippines; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.  All significant inter-company accounts and transactions have been eliminated in this consolidation.

Business activity

The Company operates in a single operating segment as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”) throughout the United States (including direct sales from the United States to the United Kingdom and Netherlands), Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, the Philippines, Hong Kong, Taiwan, Japan, South Korea, and as of August 2010, the People’s Republic of China (“China”, “PRC”, or “BabyCare”).  No single Associate accounted for more than 10% of net sales for the years ended 2008, 2009, or 2010.  An immaterial amount of third-party manufacturing is conducted at the Company’s facility located in Tianjin, China.

Fiscal year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31.  Fiscal year 2008 was a 53-week year.  Fiscal years 2009 and 2010 were 52-week years.  Fiscal year 2008 covered the period December 30, 2007 to January 3, 2009 (hereinafter 2008).  Fiscal year 2009 covered the period January 4, 2009 to January 2, 2010 (hereinafter 2009).  Fiscal year 2010 covered the period January 3, 2010 to January 1, 2011 (hereinafter 2010).

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

Fair value of financial instruments

The Company’s financial instruments include: cash and cash equivalents, term deposits, accounts receivable, restricted cash, accounts payable, and a line of credit.  The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values, based on their short-term nature.  The recorded value of restricted cash is determined based on the principal amount and interest accrual.  The recorded value of the line of credit approximates fair value as interest adjusts to market based on LIBOR and prime rates.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

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

The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2.  The carrying values of these term deposits approximate their fair values due to their short-term maturities.  As of January 1, 2011, the fair value of term deposits in the consolidated balance sheet totaled $3,034.  These term deposits have been classified within prepaid expenses and other current assets.

Translation of foreign currencies

The functional currency of the Company’s foreign subsidiaries is the local currency of their country of domicile.  Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at month-end exchange rates.  Revenue and expense accounts are translated at the weighted-average rates for the monthly accounting period to which they relate.  Equity accounts are translated at historical rates.  Foreign currency translation adjustments are accumulated as a component of other comprehensive income.  Foreign currency gains and losses resulting from intercompany transactions are included in the “Other, net” component of Other income (expense) in the Company’s consolidated statements of earnings.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes.  The most significant of these cash deposits as of January 1, 2011 was $3,321 including corresponding accrued interest, which is held at a PRC bank for BabyCare operations.  This deposit is required by the rules of the Ministry of Commerce and the State of Administration for Industry & Commerce of the PRC for BabyCare’s application for a direct sales license, and will continue to be restricted during the periods when BabyCare holds this license.  Restricted cash is included in other assets.

Inventories

Inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.  The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the “more-likely-than-not” criteria for recognition.  The Company recognizes tax

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes.  Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested.  At January 1, 2011, taxes had not been provided on $2,038 of accumulated undistributed earnings of subsidiaries that has been or is intended to be permanently reinvested.

Interest cost capitalized

The Company capitalizes interest cost that it has incurred on funds that it has used to construct property, plant, and equipment.  This capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life once placed in service.

Property and equipment

Property and equipment are recorded at cost.  Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred.  Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the related assets.  The straight-line method of depreciation and amortization is followed for financial statement purposes.  Leasehold improvements are amortized over the shorter of the life of the respective lease or the useful life of the improvements.  Property and equipment are reviewed for impairment to determine whether events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies.  Goodwill is not amortized, but rather is tested at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment.  The first step involves comparing the fair value of a reporting unit to its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying amount of the goodwill of that reporting unit.  If the carrying amount of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Fair value of each reporting unit at January 1, 2011 was greater than the carrying amount; therefore, no impairment was recorded.

Intangible Assets

Intangible assets represent definite-lived and indefinite-lived intangible assets acquired in connection with the purchase of BabyCare, which was effective August 16, 2010.  Definite-lived intangible assets are amortized over their related useful lives.  Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment.

Self insurance

The Company is self-insured, up to certain limits, for employee group health claims.  The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $100 and aggregate claims that are greater than 125% of projected claims.  The Company’s recorded expense includes an estimate for claims that have been incurred but not billed.  A liability is accrued and reflected in the Balance Sheet for all unpaid and unbilled claims.  Total expense under this self insurance program was $3,983, $3,355 and $3,391 in 2008, 2009 and 2010, respectively.

Common stock and additional paid-in capital

The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital.  The Company received $746, $131 and $12,005 in cash proceeds from the exercise of equity awards in 2008, 2009, and 2010,

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

respectively.  The Company also realizes an income tax benefit from the exercise of certain equity awards.  For equity awards earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.  For equity awards earned after January 1, 2006, the tax benefits are recorded in accordance with ASC 718-740, “Compensation-Stock Compensation.”  Under ASC 718-740, the Company establishes deferred tax assets for the value of certain equity awards.  Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool (“APIC Pool”).  If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense.  The total tax benefit recorded in additional paid-in capital was $1,745 in 2008.  The total tax expense recorded in additional paid-in capital was $319 in 2009 and $152 in 2010.  The Company has a stock repurchase plan in place that has been authorized by the Board of Directors.  As of January 1, 2011, $31,705 was available to repurchase shares under this plan.  The Company expended $39,873, $1,654, and $17,031 to repurchase and retire shares during 2008, 2009, and 2010, respectively.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings.

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

Product return policy

All product that is returned within the first 30 days following purchase is refunded at 100% of the sales price to retail customers and Preferred Customers.  This 30-day return policy is offered to Associates only on their first order.  All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee.  According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship.  Depending upon the conditions under which product was returned Associates and Preferred Customers may either receive a refund based on their original form of payment, or credit on account for a product exchange.  This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets.  Product returns totaled approximately 1.6%, 1.6%, and 1.1% of net sales during fiscal years 2008, 2009, and 2010, respectively.

Shipping and handling costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Equity-based compensation

The Company records compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience.  Equity-based compensation expense is recognized under the straight-line method over the period that service is provided, which is generally the vesting term.  Further information regarding equity awards can be found in Note K — Equity-Based Compensation.

Advertising

Advertising costs are charged to expense as incurred.  Advertising expense totaled $1,583 in 2008, $1,575 in 2009 and $1,202 in 2010.

Research and development

Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense.  Research and development expense totaled $3,306 in 2008, $3,626 in 2009 and $3,842 in 2010.

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

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29).  ASU 2010-29 has been issued to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

NOTE B — ACQUISITION

On August 16, 2010, the Company indirectly acquired 100% of BabyCare Ltd., a limited liability company incorporated under the laws of the PRC, for the purchase price of $62,716, which consisted of $45,000 cash paid and $17,716 common stock issued (400,000 shares of USANA common stock at $44.29).

BabyCare is a direct selling company in China that is principally engaged in developing, manufacturing and selling nutritional products for the entire family, with an emphasis on infant nutrition, through both a distributor sales force and a chain of retail centers.  This acquisition was accomplished in the following simultaneous transactions.  The Company acquired Pet Lane, Inc., a Delaware corporation (“Pet Lane”), which is the record owner of BabyCare in China, for a purchase price of $700.  Simultaneously, the Company entered into and closed a share purchase agreement (the “Purchase Agreement”) by and among the Company and the following parties: Pet Lane; Yaolan Ltd., an exempted company organized under the laws of the Cayman Islands (“Yaolan”); and BabyCare Holdings, Ltd., an exempted company organized under the laws of the Cayman Islands (“BabyCare Holdings”). Pursuant to the Purchase Agreement, the Company, through its acquisition entity Pet Lane, acquired all of the issued and outstanding shares of BabyCare Holdings (the “Shares”) from Yaolan.  Goodwill of $700 was recognized in connection with the acquisition of Pet Lane.  BabyCare Holdings is the beneficial owner of BabyCare.  As a result of its acquisition of Pet Lane and BabyCare Holdings, the Company, indirectly, has acquired both record and beneficial ownership of BabyCare.

The acquisition was accounted for as a business combination and, as such, the results of operations for BabyCare have been included in the consolidated financial statements since the effective date of acquisition.  This acquisition contributed $7,384 in net sales and a net loss of $1,154 for the year ended January 1, 2011.  Unaudited supplemental pro forma information had the acquisition occurred at the beginning of each period is as follows:

	2009	2010

Net sales	$451,353	$527,266

Net earnings	28,326	43,173

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B — ACQUISITION — CONTINUED

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

The costs related to the acquisition of BabyCare totaled $1,992, which included; advisory, legal, accounting, valuation, and other professional fees.  These costs were expensed as incurred in the periods in which services were received and recognized in the consolidated statements of earnings in Selling, General and Administrative expenses.

NOTE C — INVENTORIES

Inventories consist of the following:

	January 2,	January 1,
	2010	2011

Raw materials	$6,785	$9,372
Work in progress	5,003	5,791
Finished goods	13,973	18,915
	$25,761	$34,078

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 2,	January 1,
	2010	2011

Prepaid insurance	$1,165	$1,175
Other prepaid expenses	2,263	2,583
Federal income taxes receivable	505	3,108
Miscellaneous receivables, net	2,775	3,735
Deferred commissions	2,738	4,867
Term deposits	—	3,034
Other current assets	945	1,759

	$10,391	$20,261

NOTE E — INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	2008	2009	2010

Current
Federal	$16,793	$15,116	$18,026
State	2,006	1,091	1,502
Foreign	1,041	1,800	2,956

	19,840	18,007	22,484
Deferred
Federal	(3,268)	(326)	1,578
State	(117)	(18)	86
Foreign	(79)	(241)	(935)

	$16,376	$17,422	$23,213

The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2008, 2009, and 2010, is as follows:

	Year Ended
	2008	2009	2010

Federal income taxes at statutory rate	$16,212	$17,842	$24,102
State income taxes, net of federal tax benefit	959	1,032	1,192
Difference between U.S. statutory rate and foreign rate	20	(108)	(21)
Qualified production activities deduction	(695)	(979)	(1,320)
R&D tax credit	—	(438)	(285)
Equity-based compensation - incentive stock options	57	64	(145)
All other, net	(177)	9	(310)

	$16,376	$17,422	$23,213

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E — INCOME TAXES — CONTINUED

Deferred tax assets and liabilities consist of the following:

	January 2,	January 1,
	2010	2011
Current deferred tax assets (liabilities)
Inventory capitalization	$802	$1,040
Intercompany sales	440	397
Prepaid expenses	(1,439)	(2,197)
Vacation accrual	541	645
Provision for inventory valuation	770	850
Allowance for bad debts	158	62
Sales returns and allowances	413	348
Distributor accruals	128	105
All other, net	303	461

	$2,116	$1,711

Long-term deferred tax assets (liabilities), included in other assets
Accumulated depreciation/amortization	$(1,373)	$(1,174)
Accumulated other comprehensive income	(981)	(2,038)
Equity-based compensation	8,421	5,740
All other, net	197	62

	$6,264	$2,590

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2006.  A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other long-term liabilities is as follows:

	2008	2009	2010

Beginning balance	$1,678	$425	$545
Additions based on tax positions related to the current year	39	111	—
Additions for tax positions of prior years	—	144	9
Settlements	(889)	—	—
Lapse of statute	(403)	(135)	(304)
Ending balance	$425	$545	$250

The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $59 could be recognized within the next twelve months due to the lapse of the applicable statute of limitations.  Recognition of these uncertain tax positions or any uncertain tax position that is included in the January 1, 2011 balance would result in an adjustment to the Company’s effective tax rate.

The Company records interest and penalties accrued related to unrecognized tax benefits in income taxes.  In 2010, the Company recognized $9 in interest and penalties, compared to $3 in 2009 and $27 in 2008.  The Company has accrued $51 and $84 for the payment of interest and penalties at the end of 2010 and 2009, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 2,	January 1,
	Years	2010	2011

Buildings	40	$37,346	$38,732
Laboratory and production equipment	5-7	16,242	17,723
Sound and video library	5	600	600
Computer equipment and software	3-5	27,419	27,788
Furniture and fixtures	3-5	4,561	4,953
Automobiles	3-5	256	290
Leasehold improvements	3-5	4,478	5,404
Land improvements	15	2,025	2,051

		92,927	97,541

Less accumulated depreciation and amortization		43,714	48,298

		49,213	49,243

Land		7,352	8,107

Deposits and projects in process		676	218

		$57,241	$57,568

NOTE G — INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if impairment indicators are present.  Such indicators of impairment include, but are not limited to, changes in business climate, and operating or cash flow losses related to such assets.  Goodwill and indefinite lived intangible assets are not amortized.  Definite lived intangibles are amortized over their related useful lives.

All goodwill and intangible assets acquired in 2010 relate to the acquisition of BabyCare that is further discussed in Note B. No events have occurred subsequent to any of our acquisitions that have resulted in an impairment of the original goodwill or intangible asset amounts that were initially recorded from the transactions. Goodwill is as follows:

	January 2,	Goodwill	Impairment	January 1,
	2010	acquired	adjustments	2011

North America	$5,690	$700	$—	$6,390
Asia Pacific	—	10,540	—	10,540

	$5,690	$11,240	$—	$16,930

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G — INTANGIBLE ASSETS — CONTINUED

Intangible assets are as follows:

	As of January 1, 2011			Weighted-average
	Gross Carrying	Accumulated	Net Carrying	amortization
	Amount	Amortization	Amount	period (years)

Amortized intangible assets
Trade Name & Trademarks	$3,900	$(146)	$3,754	10
Customer Relationships	1,900	(238)	1,662	3

	5,800	(384)	5,416

Unamortized intangible assets
Product Formulas	8,600		8,600
Direct Sales License	26,600		26,600

	35,200		35,200

	$41,000		$40,616

Aggregate Amortization Expense:
For the year ended January 1, 2011	$384

Estimated Amortization Expense:
2011	$1,024
2012	1,024
2013	786
2014	390
Thereafter	2,192

$5,416

NOTE H — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 2,	January 1,
	2010	2011

Associate incentives	$8,008	$11,379
Accrued employee compensation	8,508	14,395
Income taxes	284	1,571
Sales taxes	3,683	4,671
Associate promotions	1,026	1,491
Deferred revenue	7,387	11,772
Provision for returns and allowances	1,115	929
All other	4,657	4,971

	$34,668	$51,179

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I — LONG-TERM DEBT AND LINE OF CREDIT

The Company has a $40,000 line of credit.  At the year ended 2009, there was an outstanding balance of $7,000 on this line of credit, with a weighted-average interest rate of 1.23%.  The interest rate is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, as set forth in a separate pledge agreement with the bank.  The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

At January 1, 2011, there was no outstanding debt on this line of credit.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in May 2011 unless the line of credit is replaced or terms are renegotiated.

NOTE J — COMMITMENTS AND CONTINGENCIES

1.      Operating leases

With the exception of the Company’s headquarters, its Australian facility, and its Tianjin facility, facilities are generally leased.  Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2019.  The Company utilizes equipment under non-cancelable operating leases, expiring through 2014.  The minimum rental commitments under operating leases at January 1, 2011 are as follows:

Year ending

2011	$4,963
2012	3,296
2013	1,746
2014	842
Thereafter	1,159
$12,006

These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company.  Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow.  The total rent expense for the years ended 2008, 2009, and 2010 was approximately $4,283, $4,109, and $4,442 respectively.

2.                  Contingencies

The Company is occasionally involved in various lawsuits and disputes arising in the normal course of business.  In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote.  As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

3.      Employee Benefit Plan

The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code.  This plan covers employees who are at least 18 years of age and have met a one-month service requirement.  The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA.  In addition, the Company may make a discretionary contribution based on earnings.  The Company’s matching contributions cliff vest at two years of service.  Contributions made by the Company to the plan in the United States for the years ended 2008, 2009, and 2010 were $966, $879, and $900, respectively.  The 401(k) match balances for 2008, 2009, and 2010 were decreased by $23, $0, and $30, respectively, due to the application of prior year forfeitures of the unvested balances of terminated employees.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K — EQUITY-BASED COMPENSATION

Equity-based compensation expense for fiscal years 2008, 2009, and 2010 was $7,688, $8,925, and $10,406, respectively.  The related tax benefit for these periods was $2,777, $3,255, and $3,992, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of January 1, 2011.  This table does not include an estimate for future grants that may be issued.

2011	$12,636
2012	10,545
2013	6,498
2014	3,995
2015	1,723
$35,397

The cost above is expected to be recognized over a weighted-average period of 2.3 years.

The Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”) is currently the only plan under which equity awards are issued.  This plan allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards, to the Company’s officers, key employees, and non-employee directors.  The 2006 Plan authorized 5,000 new shares of common stock for issuance upon exercise of equity awards issued under the plan.  As of January 1, 2011, 4,946 awards had been granted under the 2006 Plan, of which 4,824 were stock-settled stock appreciation rights, 8 were stock options, and 114 were deferred stock units.  The Company’s Compensation Committee has initially determined that awards to be granted to officers and key employees under the 2006 Plan will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the date of grant.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock options and stock-settled stock appreciation rights that were granted in 2008, 2009, and 2010 was $8.93, $10.30, and $17.09, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2008	2009	2010

Expected volatility (1)	37.3%	43.5%	54.9%
Risk-free interest rate (2)	3.2%	1.8%	1.7%
Expected life (3)	4.0 yrs.	4.0 yrs.	4.2 yrs.
Expected dividend yield (4)	0.0%	0.0%	0.0%
Weighted-average grant price (5)	$26.74	$28.09	$38.28

(1)   Expected volatility is a weighted-average of historical volatility and implied volatility of the Company.

(2)   Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

(3)   Expected life is a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period for outstanding awards.

(4)   The Company historically has not paid dividends.

(5)   Grant price is the closing price of the Company’s common stock on the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K — EQUITY-BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*

Outstanding at January 2, 2010	4,267	$30.26	3.8	$17,173
Granted	1,123	38.28
Exercised	(1,254)	30.14
Canceled or expired	(89)	32.98

Outstanding at January 1, 2011	4,047	$32.46	3.5	$45,263

Exercisable at January 1, 2011	1,023	$33.58	3.2	$10,369

*      Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of the awards that were in-the-money.

The total intrinsic value of stock options and stock-settled stock appreciation rights that were exercised during 2008, 2009, and 2010 was $8,781, $222, and $16,977, respectively.

A summary of the Company’s deferred stock unit activity for is as follows:

	Shares	Weighted- average Fair Value
Nonvested at January 2, 2010	—	$—
Granted	100	44.29
Vested	—	—
Canceled or expired	—	—

Nonvested at January 1, 2011	100	$44.29

The total fair value of equity awards that vested during fiscal years 2008, 2009, and 2010 was $5,984, $10,386, and $7,835, respectively.  This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE L — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Year Ended
	2008	2009	2010

Net earnings	$29,945	$33,556	$45,651
Foreign currency translation adjustment	(1,364)	1,898	2,198

Comprehensive income	$28,581	$35,454	$47,849

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

	Year Ended
Product Line	2008	2009	2010
USANA® Nutritionals	75%	76%	77%
USANA Foods	12%	12%	12%
Sensé — beautiful science®	10%	9%	8%

Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  North America —

•                  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

•                  Canada

•                  Mexico

•                  Asia Pacific —

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China(1)  — Hong Kong, Taiwan and China(2)

•                  North Asia — Japan and South Korea

(1) Formerly referred to as East Asia.

(2) Our business in China is that of BabyCare, which was indirectly acquired on August 16, 2010.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Financial information, presented by geographic region for the years ended January 3, 2009, January 2, 2010, and January 1, 2011 is listed below:

	2008	2009	2010
Net Sales to External Customers
North America
United States	$161,194	$151,663	$150,893
Canada	74,979	65,682	69,411
Mexico	23,630	22,384	21,843
North America Total	259,803	239,729	242,147
Asia Pacific
Southeast Asia/Pacific	91,348	95,185	99,311
Greater China	61,410	81,455	152,280
North Asia	16,451	20,571	23,906
Asia Pacific Total	169,209	197,211	275,497
Consolidated Total	$429,012	$436,940	$517,644

Long-lived Assets
North America
United States	$48,632	$46,310	$44,017
Canada	218	404	359
Mexico	196	274	229
North America Total	49,046	46,988	44,605
Asia Pacific			`
Southeast Asia/Pacific	12,596	14,924	16,644
Greater China	2,163	1,870	58,050
North Asia	1,155	1,466	1,640
Asia Pacific Total	15,914	18,260	76,334
Consolidated Total	$64,960	$65,248	$120,939

Total Assets
North America
United States	$72,386	$63,145	$58,533
Canada	6,261	4,902	6,229
Mexico	3,766	4,904	4,631
North America Total	82,413	72,951	69,393
Asia Pacific
Southeast Asia/Pacific	25,149	30,104	32,695
Greater China	10,686	14,505	94,326
North Asia	4,324	5,878	7,388
Asia Pacific Total	40,159	50,487	134,409
Consolidated Total	$122,572	$123,438	$203,802

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M — SEGMENT INFORMATION — CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2008	2009	2010

Net sales:
United States	$161,194	$151,663	$150,893
Canada	74,979	65,682	69,411
Hong Kong	38,992	59,956	121,435

Long-lived Assets
United States	$48,632	$46,310	$44,017
Australia	11,462	14,116	15,779
China*	—	—	56,182

*Long-lived assets in China represent recently acquired tangible long-term assets, goodwill, and intangible assets.

NOTE N — QUARTERLY FINANCIAL RESULTS (Unaudited)

The following table summarizes quarterly financial information for fiscal years 2009 and 2010.

2009	First	Second	Third	Fourth

Net sales	$97,299	$112,093	$110,764	$116,784

Gross profit	$77,453	$88,340	$88,127	$93,217

Net earnings	$6,646	$8,791	$7,912	$10,207

Earnings per share:
Basic	$0.43	$0.57	$0.52	$0.67
Diluted	$0.43	$0.57	$0.51	$0.66

2010	First	Second	Third	Fourth

Net sales	$119,087	$126,011	$135,006	$137,540

Gross profit	$96,067	$103,276	$109,849	$112,970

Net earnings	$9,641	$10,770	$12,849	$12,391

Earnings per share:
Basic	$0.63	$0.70	$0.83	$0.78
Diluted	$0.62	$0.69	$0.79	$0.75

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O — EARNINGS PER SHARE

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

	Year Ended
	2008	2009	2010

Net earnings available to common shareholders	$29,945	$33,556	$45,651

Basic EPS

Shares
Common shares outstanding entire period	16,198	15,350	15,309
Weighted average common shares:
Issued during period	213	4	311
Canceled during period	(363)	(14)	(92)

Weighted average common shares outstanding during period	16,048	15,340	15,528

Earnings per common share from net earnings - basic	$1.87	$2.19	$2.94

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	16,048	15,340	15,528

Dilutive effect of in-the-money equity awards	115	92	414

Weighted average common shares outstanding during period - diluted	16,163	15,432	15,942

Earnings per common share from net earnings - diluted	$1.85	$2.17	$2.86

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O — EARNINGS PER SHARE — CONTINUED

Equity awards for 1,334, 1,541, and 1,289 shares of stock were not included in the computation of EPS for the years ended 2008, 2009, and 2010, respectively, due to their exercise prices being greater than the average market price of the shares.

During the years ended January 3, 2009, January 2, 2010, and January 1, 2011, the Company expended $39,873, $1,654, and $17,031 to purchase 1,116, 54, and 387 shares, respectively, under the Company’s share repurchase plan.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

NOTE P — RELATED-PARTY TRANSACTIONS

The Company’s Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Holdings, Ltd. Gull Holdings, Ltd. owned 50.3% of the Company’s issued and outstanding shares as of January 1, 2011.  Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998.  Dr. Wentz’s private entity, Sanoviv S.A. DE C.V. (“Sanoviv”), contracts with Medicis, S.C. (“Medicis”), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute.  Sanoviv leases the medical building to Medicis and Medicis carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Medicis medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

In 2010, Medicis performed a variety of contract research services on behalf of USANA, which included (i) short-and long-term clinical testing of nutritional products and dietary ingredients, (ii) research and development of novel product formulations for future development and production by USANA; and (iii) research and development of improvements in existing USANA product formulations.  In consideration for these services, USANA paid Medicis approximately $500 during 2010.

In 2011, USANA will continue its collaboration with Medicis for a similar research and development program. In addition to contract research services, Medicis will provide physicians and other medical staff to speak at USANA Associate events and will agree to endorse USANA and its products. It is anticipated that USANA will pay Medicis approximately $500 for these services in 2011. USANA’s collaboration with Medicis is terminable at will by USANA at anytime, without any continuing commitment by USANA.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at
	beginning of	Charged to costs	Charged to		Balance at
Description	period	and expenses	other accounts	Deductions	end of period

January 3, 2009
Deducted from related asset account:
Allowance for sales returns	931	188	—	18	1,101
Allowance for doubtful accounts	2,130	6	—	438	1,698

January 2, 2010
Deducted from related asset account:
Allowance for sales returns	1,101	66	—	52	1,115
Allowance for doubtful accounts	1,698	236	—	4	1,930

January 1, 2011
Deducted from related asset account:
Allowance for sales returns	1,115	94	—	280	929
Allowance for doubtful accounts	1,930	121	—	278	1,773