Form 10-Q
period 2011-04-02
USANA HEALTH SCIENCES INC
filed 2011-05-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2011 was 15,748,772.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 1,	April 2,
	2011 (1)	2011
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,222	$32,718
Inventories	34,078	33,790
Prepaid expenses and other current assets	20,261	14,843
Deferred income taxes	1,711	2,358
Total current assets	80,272	83,709

Property and equipment, net	57,568	56,800

Goodwill	16,930	16,930
Intangible assets, net	40,616	40,360
Other assets	8,416	9,060
	$203,802	$206,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,445	$7,930
Other current liabilities	51,179	46,376
Total current liabilities	57,624	54,306

Other long-term liabilities	1,012	972

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,985 as of January 1, 2011 and 15,742 as of April 2, 2011	16	16
Additional paid-in capital	51,222	51,462
Retained earnings	90,207	96,065
Accumulated other comprehensive income	3,721	4,038
Total stockholders’ equity	145,166	151,581
	$203,802	$206,859

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 3,	April 2,
	2010	2011

Net sales	$119,087	$143,566
Cost of sales	23,020	25,662

Gross profit	96,067	117,904

Operating expenses:
Associate incentives	54,118	64,807
Selling, general and administrative	27,458	35,870

Total operating expenses	81,576	100,677

Earnings from operations	14,491	17,227

Other income (expense):
Interest income	18	50
Interest expense	(21)	(6)
Other, net	342	57

Other income, net	339	101

Earnings before income taxes	14,830	17,328

Income taxes	5,189	5,978

Net earnings	$9,641	$11,350

Earnings per common share
Basic	$0.63	$0.71
Diluted	$0.62	$0.70

Weighted average common shares outstanding
Basic	15,311	15,911
Diluted	15,513	16,217

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarters Ended April 3, 2010 and April 2, 2011

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Quarter Ended April 3, 2010
Balance at January 2, 2010	15,309	$15	$16,425	$56,410	$1,523	$74,373
Comprehensive income
Net earnings	—	—	—	9,641	—	9,641
Foreign currency translation adjustment, net of tax expense of $198	—	—	—	—	299	299

Comprehensive income						9,940
Equity-based compensation expense	—	—	1,956	—	—	1,956
Common stock issued under equity award plans, including tax benefit of $38	8	—	97	—	—	97

Balance at April 3, 2010	15,317	$15	$18,478	$66,051	$1,822	$86,366

For the Quarter Ended April 2, 2011
Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$3,721	$145,166
Comprehensive income
Net earnings	—	—	—	11,350	—	11,350
Foreign currency translation adjustment, net of tax expense of $208	—	—	—	—	317	317

Comprehensive income						11,667
Equity-based compensation expense	—	—	3,235	—	—	3,235
Common stock repurchased and retired	(251)	—	(3,030)	(5,492)	—	(8,522)
Common stock issued under equity award plans, including tax benefit of $35	8	—	35	—	—	35

Balance at April 2, 2011	15,742	$16	$51,462	$96,065	$4,038	$151,581

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 3,	April 2,
	2010	2011

Cash flows from operating activities
Net earnings	$9,641	$11,350
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,804	2,136
Loss on sale of property and equipment	8	—
Equity-based compensation expense	1,956	3,235
Excess tax benefit from equity-based payment arrangements	(55)	(35)
Deferred income taxes	(980)	(1,743)
Inventory valuation	348	267
Changes in operating assets and liabilities:
Inventories	(1,481)	373
Prepaid expenses and other assets	927	5,721
Accounts payable	(430)	1,440
Other liabilities	3,324	(5,199)

Total adjustments	5,421	6,195

Net cash provided by operating activities	15,062	17,545

Cash flows from investing activities
Proceeds from sale of property and equipment	1	—
Purchases of property and equipment	(501)	(676)

Net cash used in investing activities	(500)	(676)

Cash flows from financing activities
Proceeds from equity awards exercised	59	—
Excess tax benefit from equity-based payment arrangements	55	35
Repurchase of common stock	—	(8,522)
Payments on line of credit	(7,000)	—

Net cash used in financing activities	(6,886)	(8,487)

Effect of exchange rate changes on cash and cash equivalents	189	114

Net increase in cash and cash equivalents	7,865	8,496

Cash and cash equivalents, beginning of period	13,658	24,222

Cash and cash equivalents, end of period	$21,523	$32,718

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$26	$7
Income taxes	649	344

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Basis of Presentation

The condensed balance sheet as of January 1, 2011, derived from audited financial statements, and the unaudited interim consolidated financial information of USANA Health Sciences, Inc. and its subsidiaries (collectively, the “Company” or “USANA”) have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of April 2, 2011 and results of operations for the quarters ended April 3, 2010 and April 2, 2011.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.  The results of operations for the quarter ended April 2, 2011, may not be indicative of the results that may be expected for the fiscal year 2011 ending December 31, 2011.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company adopted ASU 2010-28 during the first quarter ended April 2, 2011, and its application had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29).  ASU 2010-29 has been issued to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring, pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company adopted ASU 2010-29 during the first quarter ended April 2, 2011, and its application had no impact on the Company’s consolidated financial statements.

NOTE A — ORGANIZATION

USANA develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Company’s products are sold throughout the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, Australia, New Zealand, Singapore, Malaysia, the Philippines, Hong Kong, Taiwan, the People’s Republic of China (“China”, “PRC”, or “BabyCare”), Japan, and South Korea.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2.  The carrying values of these term deposits approximate their fair values due to their short-term maturities.  As of April 2, 2011, the fair value of term deposits in the consolidated balance sheet totaled $3,054, consisting of $1,527, classified in cash and cash equivalents, and $1,527 in prepaid expenses and other current assets.

NOTE C — INVENTORIES

Inventories consist of the following:

	January 1,	April 2,
	2011	2011

Raw materials	$9,372	$9,833
Work in progress	5,791	5,286
Finished goods	18,915	18,671

	$34,078	$33,790

NOTE D — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1,	April 2,
	2011	2011

Prepaid insurance	$1,175	$944
Other prepaid expenses	2,583	2,731
Federal income taxes receivable	3,108	1,035
Miscellaneous receivables, net	3,735	3,027
Deferred commissions	4,867	3,590
Term deposits	3,034	1,527
Other current assets	1,759	1,989

	$20,261	$14,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 1,	April 2,
	Years	2011	2011

Buildings	40	$38,732	$38,899
Laboratory and production equipment	5-7	17,723	18,060
Sound and video library	5	600	600
Computer equipment and software	3-5	27,788	27,722
Furniture and fixtures	3-5	4,953	4,973
Automobiles	3-5	290	291
Leasehold improvements	3-5	5,404	5,457
Land improvements	15	2,051	2,055

		97,541	98,057

Less accumulated depreciation and amortization		48,298	49,978

		49,243	48,079

Land		8,107	8,208

Deposits and projects in process		218	513

		$57,568	$56,800

NOTE F — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1,	April 2,
	2011	2011

Associate incentives	$11,379	$11,491
Accrued employee compensation	14,395	5,818
Income taxes	1,571	6,192
Sales taxes	4,671	4,141
Associate promotions	1,491	1,179
Deferred revenue	11,772	9,524
Provision for returns and allowances	929	891
All other	4,971	7,140

	$51,179	$46,376

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

	Quarters Ended
	April 3,	April 2,
	2010	2011

Net earnings available to common shareholders	$9,641	$11,350

Basic EPS

Shares
Common shares outstanding entire period Weighted average common shares:	15,309	15,985
Issued during period	2	4
Canceled during period	—	(78)

Weighted average common shares outstanding during period	15,311	15,911

Earnings per common share from net earnings - basic	$0.63	$0.71

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,311	15,911

Dilutive effect of in-the-money equity awards	202	306

Weighted average common shares outstanding during period - diluted	15,513	16,217

Earnings per common share from net earnings - diluted	$0.62	$0.70

Equity awards for 1,363 and 1,312 shares of stock were not included in the computation of diluted EPS for the quarters ended April 3, 2010, and April 2, 2011, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE H — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarters Ended
	April 3,	April 2,
	2010	2011

Net earnings	$9,641	$11,350
Foreign currency translation adjustment, net of tax	299	317

Comprehensive income	$9,940	$11,667

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

	Quarters Ended
	April 3,	April 2,
Product Line	2010	2011

USANA® Nutritionals	77%	78%
USANA Foods	13%	11%
Sensé — beautiful science®	8%	8%

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

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China — Hong Kong, Taiwan, and China*

•                  North Asia — Japan and South Korea

* Our business in China is that of BabyCare, our wholly-owned subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarters Ended
	April 3,	April 2,
	2010	2011
Net Sales to External Customers
North America
United States	$37,606	$37,036
Canada	17,560	17,327
Mexico	5,354	5,658
North America Total	60,520	60,021
Asia Pacific
Southeast Asia/Pacific	24,533	24,694
Greater China	28,263	52,111
North Asia	5,771	6,740
Asia Pacific Total	58,567	83,545

Consolidated Total	$119,087	$143,566

Total Assets
North America
United States	$83,946	$87,183
Canada	2,916	2,887
Mexico	3,554	3,524
North America Total	90,416	93,594
Asia Pacific
Southeast Asia/Pacific	25,934	27,513
Greater China	10,308	79,302
North Asia	5,394	6,450
Asia Pacific Total	41,636	113,265

Consolidated Total	$132,052	$206,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION — CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarters Ended
	April 3,	April 2,
	2010	2011

Net sales:
United States	$37,606	$37,036
Hong Kong	22,009	40,203
Canada	17,560	17,327

	As of
	January 1,	April 2,
	2011	2011
Long-lived assets:
United States	$44,017	$43,424
Australia	15,779	15,906
China	56,182	55,503

NOTE J — SUBSEQUENT EVENTS

On April 27, 2011, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., increasing the line of credit with the bank to $60,000 with a maturity date in May 2016.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended January 1, 2011, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Our fiscal year end is the Saturday closest to December 31st of each year.  Fiscal year 2011 will end on December 31, 2011, and fiscal year 2010 ended on January 1, 2011.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of April 2, 2011, we had approximately 213,000 active Associates and approximately 70,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America

•                  United States

•                  Canada

•                  Mexico

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, and the Philippines

•                  Greater China — Hong Kong, Taiwan, and China*

•                  North Asia — Japan and South Korea

* Our business in China is that of BabyCare, our wholly-owned subsidiary.

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

	Quarter Ended
	April 3,	April 2,
Product Line	2010	2011
USANA® Nutritionals
Essentials	31%	29%
Optimizers	46%	49%
USANA Foods	13%	11%
Sensé — beautiful science®	8%	8%
All Other	2%	3%

	Quarter Ended
	April 3,	April 2,
Key Product	2010	2011

USANA® Essentials	18%	18%
Proflavanol®	12%	12%
HealthPak 100 ™	10%	9%

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the quarter ended April 2, 2011.  In general, the volume of recurring monthly product purchases by an Associate or a Preferred Customer, in their local currencies, remain relatively constant over time.  Accordingly, sales growth in local currencies is driven primarily by an increased number of active Associates and Preferred Customers.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	April 3, 2010		April 2, 2011		Prior Year	Change

North America:
United States	56,000	27.5%	49,000	23.0%	(7,000)	(12.5)%
Canada	25,000	12.2%	24,000	11.3%	(1,000)	(4.0)%
Mexico	13,000	6.4%	10,000	4.7%	(3,000)	(23.1)%
North America Total	94,000	46.1%	83,000	39.0%	(11,000)	(11.7)%

Asia Pacific:
Southeast Asia/Pacific	44,000	21.6%	40,000	18.8%	(4,000)	(9.1)%
Greater China	57,000	27.9%	82,000	38.5%	25,000	43.9%
North Asia	9,000	4.4%	8,000	3.7%	(1,000)	(11.1)%
Asia Pacific Total	110,000	53.9%	130,000	61.0%	20,000	18.2%

	204,000	100.0%	213,000	100.0%	9,000	4.4%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	April 3, 2010		April 2, 2011		Prior Year	Change

North America:
United States	39,000	60.0%	38,000	54.3%	(1,000)	(2.6%)
Canada	15,000	23.1%	14,000	20.0%	(1,000)	(6.7%)
Mexico	3,000	4.7%	3,000	4.3%	—	0.0%
North America Total	57,000	87.8%	55,000	78.6%	(2,000)	(3.5%)

Asia Pacific:
Southeast Asia/Pacific	6,000	9.2%	6,000	8.6%	—	0.0%
Greater China	1,000	1.5%	8,000	11.4%	7,000	700.0%
North Asia	1,000	1.5%	1,000	1.4%	—	0.0%
Asia Pacific Total	8,000	12.2%	15,000	21.4%	7,000	87.5%
	65,000	100.0%	70,000	100.0%	5,000	7.7%

Total Active Customers By Region

	As of		As of		Change from	Percent
	April 3, 2010		April 2, 2011		Prior Year	Change

North America:
United States	95,000	35.3%	87,000	30.7%	(8,000)	(8.4%)
Canada	40,000	14.9%	38,000	13.4%	(2,000)	(5.0%)
Mexico	16,000	5.9%	13,000	4.6%	(3,000)	(18.8%)
North America Total	151,000	56.1%	138,000	48.7%	(13,000)	(8.6%)

Asia Pacific:
Southeast Asia/Pacific	50,000	18.6%	46,000	16.3%	(4,000)	(8.0%)
Greater China	58,000	21.6%	90,000	31.8%	32,000	55.2%
North Asia	10,000	3.7%	9,000	3.2%	(1,000)	(10.0%)
Asia Pacific Total	118,000	43.9%	145,000	51.3%	27,000	22.9%
	269,000	100.0%	283,000	100.0%	14,000	5.2%

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is influenced by a number of factors.  Some of these factors include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, the aging of the worldwide population as older people generally tend to consume more nutritional supplements, and the growing desire for a secondary source of income and small business ownership.

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are up-to-date with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most generous in the industry and to encourage behavior that we believe leads to a more successful business for our Associates.  There is a risk, however, that such changes may cause an unanticipated shift in Associate behavior, thus harming our business.

To further support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of our management team.  We also provide low cost sales tools, including online sales, business management, and training tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  Although we provide training and sales tools, we ultimately rely on our Associates to (i) sell our products, (ii) attract new customers to purchase our products; and (iii) educate and train new Associates.

We are currently most focused on the development of China through BabyCare, as well as growing our North American markets during a difficult economic environment.  Over the past several years, we have experienced significant growth in our Asia Pacific region, particularly in our Hong Kong market.  In light of this growth and our acquisition of BabyCare in China, we believe that we are well positioned for growth in China.  For the remainder of the year, we will continue to focus our efforts in Asia Pacific on integrating BabyCare into our business and motivating our successful Asian Associate base to grow BabyCare in China.  This includes working with the Chinese government to assist BabyCare in obtaining direct selling licenses in additional Chinese provinces and cities beyond Beijing and registering/introducing USANA products for sale by BabyCare in China.  During the first quarter of 2011, we held our Asia Pacific Convention in Hong Kong, where a record 7,800 Associates attended.  At this event we updated our Associates on the integration of BabyCare and introduced some of the BabyCare products that now include USANA branding.

Difficult economic conditions continue to present a challenge for our overall business and Associate base, especially in our North American markets.  In light of these conditions, a number of our Associates and Preferred Customers have discontinued their product purchases as well as their activity in introducing new customers to our products.  Our primary corporate performance objectives for 2011 are heavily weighted on sales and Associate growth in North America.  The measures we are implementing to accomplish these objectives include: (i) the introduction and promotion of new training and presentation tools, which we believe are of significant assistance in helping Associates grow their businesses; (ii) efforts to increase our global brand recognition, and (iii) the enhancement of our Associate Rewards and Recognition program.

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

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report, are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•                  Our ability to attract and maintain a sufficient number of Associates;

•                  Our dependence upon a network marketing system to distribute our products and the activities of our independent Associates;

•                  Unanticipated effects of changes to our Compensation Plan;

•                  Our planned expansion into international markets, including delays in commencement of sales or product offerings in any new market, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

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

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2011 increased $24.5 million to $143.6 million, or 20.6%, when compared with the first quarter of 2010.  The most significant items impacting net sales during the first quarter of 2011 were increased product sales volumes resulting from an increase in the number of active Associates in Greater China, and an increase in average product sales volume per new Associate.  Our growth in Greater China was led by Hong Kong, where net sales increased 82.7%, or $18.2 million, which includes $3.0 million in sales from our Asia Pacific Convention (we held this event during the first quarter in 2011 and during the second quarter in 2010).  Our sales growth in Greater China also includes $5.7 million in net sales from BabyCare.  Additionally, net sales during the quarter benefited from favorable changes in currency exchange rates of approximately $4.2 million.  Sales growth was partially offset by a decrease in the number of active Associates in North America and several of our other markets in Asia Pacific.

Net earnings during the first quarter of 2011 increased 17.7% to $11.4 million from $9.6 million in the prior year.  This increase was primarily the result of higher net sales, improved gross profit margin, and slightly lower Associate incentives as a percent of net sales.  These improvements were largely offset by an increase in selling, general and administrative expenses as a percent of net sales.

Quarters Ended April 3, 2010 and April 2, 2011

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region						Approximate	Change
	(in thousands)				Change		impact of	excluding
	Quarter Ended				from prior	Percent	currency	the impact
	April 3, 2010		April 2, 2011		year	change	exchange	of currency

North America:
United States	$37,606	31.6%	$37,036	25.8%	$(570)	(1.5%)	$ N/A	(1.5%)
Canada	17,560	14.7%	17,327	12.1%	(233)	(1.3%)	900	(6.5%)
Mexico	5,354	4.5%	5,658	3.9%	304	5.7%	300	0.1%
North America Total	60,520	50.8%	60,021	41.8%	(499)	(0.8%)	1,200	(2.8%)

Asia Pacific:
Southeast Asia/Pacific	24,533	20.6%	24,694	17.2%	161	0.7%	2,200	(8.3%)
Greater China	28,263	23.7%	52,111	36.3%	23,848	84.4%	400	83.0%
North Asia	5,771	4.9%	6,740	4.7%	969	16.8%	400	9.9%
Asia Pacific Total	58,567	49.2%	83,545	58.2%	24,978	42.6%	3,000	37.5%

	$119,087	100.0%	$143,566	100.0%	$24,479	20.6%	$4,200	17.0%

North America:  The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the number of active Associates and Preferred Customers in this region.  We continue to believe that the lingering difficult economic conditions, particularly in the consumer products segment, have contributed meaningfully to the decrease in active Associates and Preferred Customers in this region.

The decrease in active Associates was partially offset by an increase in customer spending.  This increase was primarily due to changes that we made to our compensation, recognition, and rewards programs in the third quarter of 2010.

Asia Pacific:  The increase in local currency net sales in this region was the result of higher product sales volume due primarily to an increase in the number of active Associates.  This increase came predominantly from Greater China, where growth was led by Hong Kong.  The number of active Associates in Hong Kong increased 35.6% year-over-year, and net sales increased 82.7%, or $18.2 million, including the $3.0 million in sales at our Asia Pacific Convention, and approximately $3.0 million in sales related to customer anticipation of a price increase that was implemented at the end of the quarter.  Additionally, BabyCare added approximately $5.7 million in net sales, 11,000 active Associates, and 6,000 active Preferred Customer to this region during the first quarter of 2011.  Excluding BabyCare, local currency net sales in this region increased 28.0%, the number of active Associates increased 8.2%, and the number of Preferred Customers increased 12.5%.

Similar to North America, we have seen an increase in customer spending in this region, which has initially helped offset a slowing in the growth rate of active Associates in Hong Kong.  Beginning in the second quarter of 2011, we will implement certain strategic changes in Hong Kong, which are intended to promote growth in BabyCare.  As we continue to focus on integrating and growing BabyCare in China, we expect that the number of active Associates in Hong Kong will likely begin to decrease during 2011.  As such, we expect sales in Hong Kong to decline in 2011, but anticipate an increase in sales in China during 2011.  We believe this change will be the result of two key factors.  First, we believe that many of our key Associate leaders in Hong Kong, who qualify to do business in both Hong Kong and China, will shift their attention to growing their businesses in China through BabyCare.  Second, we believe that many of our Associates in Hong Kong, who are simply consumers of our products, will begin purchasing our products in China as they become available for sale by BabyCare in China.  Additionally, it is important to note that the average initial purchase amount per Associate is lower at BabyCare than our other markets.  This means that, in the short-term, Hong Kong sales will likely decline at a quicker rate than we expect sales to increase in China.

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

Gross Profit

Gross profit increased to 82.1% of net sales for the first quarter of 2011 from 80.7% for the first quarter of 2010.  This increase in gross profit can primarily be attributed to currency benefits, lower relative freight costs on shipments to our customers, leverage gained on increased net sales, and an overall decrease in raw materials cost.

Associate Incentives

As a percentage of net sales, Associate incentives decreased to 45.1% during the first quarter of 2011, compared with 45.4% for the first quarter of 2010.  This decrease on a year-over-year basis was primarily a function of the strategic initiative that we implemented during the second quarter of 2010 to reduce Associate incentives expense as a percent of net sales.  Additionally, payout under the BabyCare compensation plan is lower than under the USANA compensation plan, which on a year-over-year basis reduced overall Associate incentives as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 25.0% of net sales for the first quarter of 2011, compared with 23.1% for the first quarter of 2010.  This relative increase can be attributed to (i) the addition of BabyCare expense, which is significantly higher as a percent of their net sales than the rest of our business, (ii) an increase in spending in the United States on marketing and brand recognition, and (iii) expenses related to our Asia Pacific Convention that was held during the first quarter of 2011 (the same event in 2010 was held during the second quarter).

In absolute terms, our selling, general and administrative expenses increased by $8.4 million for the first quarter of 2011, compared with the first quarter of 2010.  The most significant components of this increase in absolute terms were as follows:

•                  Added costs from our newly acquired BabyCare operation of approximately $2.9 million;

•                  An increase in wage-related expenses of approximately $1.8 million;

•                  Expense related to our Asia Pacific convention of approximately $1.6 million;

•                  An increase in credit card and bank fees of approximately $0.5 million; and

•                  An increase related to our corporate branding efforts of approximately $0.4 million.

As previously mentioned, we expect sales in Hong Kong to decrease as we continue to focus on integrating and growing BabyCare in China.  As a result, we expect a slowing in Greater China sales growth over the next few quarters and a corresponding increase in relative selling, general and administrative expenses.

Diluted Earnings Per Share

Diluted earnings per share increased $0.08, or 12.9%, to $0.70 for the first quarter of 2011, compared with the first quarter of 2010.  This increase was due to higher net sales combined with improved gross profit margins and slightly lower Associate incentives expense as a percent of net sales.  These improvements were partially offset by an increase in selling, general and administrative expenses and a higher average number of diluted shares outstanding.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are no material restrictions on our ability to transfer and remit funds among our international markets.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first quarter of 2011, we had a net cash flow from operating activities of $17.5 million, compared with $15.1 million in the first quarter of 2010.  The most significant factor of this change was an increase in net sales.

Line of credit

We have a long-standing relationship with Bank of America.  For the last few years, we have maintained a $40.0 million credit facility pursuant to a credit agreement with Bank of America.  On April 27, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, which, among other things, extends the term of our credit facility through May 2016 and increases the amount that we may borrow under the credit facility to $60.0 million.

The agreement for this new credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents increased to $32.7 million at April 2, 2011, from $24.2 million at January 1, 2011.  Net working capital increased to $29.4 million at April 2, 2011, from $22.6 million at January 1, 2011.  This increase in net working capital was due mostly to net cash provided by operating activities partially offset by share repurchase.  Additionally, our cash balance at January 1, 2011 had been reduced by payments on our line of credit.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors.  During the first quarter of 2011, we repurchased and retired 251 thousand shares of common stock for a total of $8.5 million, at an average market price of $33.99 per share.  There currently is no expiration date on the remaining approved repurchase amount of $23.2 million and no requirement for future share repurchases.

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

Foreign Currency Risks.  Net sales outside the United States represented 68.4% and 74.2% of our net sales in the quarters ended April 3, 2010 and April 2, 2011, respectively.  Because the majority of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings.  This risk is partially mitigated by the fact that our sales are spread across 15 countries, with Hong Kong (where the local currency is tied to the U.S. dollar) being our largest international market, at 28.0% of net sales in the quarter ended April 2, 2011, followed by Canada at 12.1%.  The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods.  In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations.  Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies.  We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition.  This is due to the uncertainty in and the varying degrees and type of exposure that we face from fluctuations in various currencies.

At times we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate.  We do not use derivative financial instruments for trading or speculative purposes.  We have also considered the costs and benefits of managing currency impacts on net sales and certain balance sheet items.  There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.  As of April 2, 2011, we had no currency exchange contracts in place.

Following are the average exchange rates of currency units to one U.S. dollar for each of our international markets for the periods indicated:

	Quarter Ended
	April 3,	April 2,
	2010	2011

Canadian Dollar	1.04	0.99
Australian Dollar	1.10	0.99
New Zealand Dollar	1.41	1.32
Hong Kong Dollar	7.76	7.79
Japanese Yen	90.74	81.97
New Taiwan Dollar	31.92	29.33
Korean Won	1,142.55	1,111.11
Singapore Dollar	1.40	1.28
Mexican Peso	12.75	12.05
Chinese Yuan	6.83	6.58
Malaysian Ringitt	3.36	3.05
Philippine Peso	45.92	43.67

Interest Rate Risks.  As of April 2, 2011, we had no outstanding debt, and therefore, we currently have no direct exposure to interest rate risk.  We do, however, maintain a line of credit with Bank of America, which contains, among other things, interest rates that have been set pursuant to that agreement.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal January
(Jan. 2, 2011 through Feb. 5, 2011)	0	$0.00	0	$31,705

Fiscal February
(Feb. 6, 2011 through Mar. 5, 2011)	161	$34.26	161	$26,196

Fiscal March
(Mar. 6, 2011 through Apr. 2, 2011)	90	$33.50	90	$23,183
	251	$33.99	251

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  There currently is no expiration date on the approved repurchase amount.

Item 6.        EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	2002 USANA Health Sciences, Inc. Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, filed July 18, 2002)*

10.2	Form of employee or director non-statutory stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.3	Form of employee incentive stock option agreement under the 2002 Stock Option Plan (Incorporated by reference to Report on Form 10-K, filed March 6, 2006)*

10.4	Credit Agreement, dated June 16, 2004, by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.5	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended September 30, 2006)

10.6	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)

10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

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

10.10	Form of Incentive Stock Option Agreement for employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

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

10.17	Amended and Restated Credit Agreement, dated as of April 27, 2011 (Incorporated by reference to Report on Form 8- K, filed April 28, 2011)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date:	May 10, 2011	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial and Accounting Officer)