Form 10-Q
period 2011-07-02
USANA HEALTH SCIENCES INC
filed 2011-08-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2011 was 15,078,394.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 1,	July 2,
	2011 (1)	2011
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,222	$24,944
Inventories	34,078	35,381
Prepaid expenses and other current assets	20,261	16,325
Deferred income taxes	1,711	2,607
Total current assets	80,272	79,257

Property and equipment, net	57,568	60,564

Goodwill	16,930	16,930
Intangible assets, net	40,616	40,105
Other assets	8,416	9,072
	$203,802	$205,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,445	$8,345
Other current liabilities	51,179	46,144
Total current liabilities	57,624	54,489

Other long-term liabilities	1,012	1,020

Stockholders’ equity
Common stock, $0.001 par value; Authorized – 50,000 shares, issued and outstanding 15,985 as of January 1, 2011 and 15,173 as of July 2, 2011	16	15
Additional paid-in capital	51,222	46,878
Retained earnings	90,207	98,800
Accumulated other comprehensive income	3,721	4,726
Total stockholders’ equity	145,166	150,419
	$203,802	$205,928

(1) Derived from audited financial statements

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	July 3,	July 2,
	2010	2011

Net sales	$126,011	$148,925
Cost of sales	22,735	26,208

Gross profit	103,276	122,717

Operating expenses:
Associate incentives	57,065	67,760
Selling, general and administrative	29,149	33,803

Total operating expenses	86,214	101,563

Earnings from operations	17,062	21,154

Other income (expense):
Interest income	16	54
Interest expense	(5)	(2)
Other, net	(598)	(52)

Other expense, net	(587)	—

Earnings before income taxes	16,475	21,154

Income taxes	5,705	7,298

Net earnings	$10,770	$13,856

Earnings per common share
Basic	$0.70	$0.89
Diluted	$0.69	$0.88

Weighted average common shares outstanding
Basic	15,318	15,530
Diluted	15,697	15,752

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	July 3,	July 2,
	2010	2011

Net sales	$245,098	$292,491
Cost of sales	45,755	51,870

Gross profit	199,343	240,621

Operating expenses:
Associate incentives	111,183	132,567
Selling, general and administrative	56,607	69,673

Total operating expenses	167,790	202,240

Earnings from operations	31,553	38,381

Other income (expense):
Interest income	34	104
Interest expense	(26)	(8)
Other, net	(256)	5

Other income (expense), net	(248)	101

Earnings before income taxes	31,305	38,482

Income taxes	10,894	13,276

Net earnings	$20,411	$25,206

Earnings per common share
Basic	$1.33	$1.60
Diluted	$1.31	$1.58

Weighted average common shares outstanding
Basic	15,315	15,720
Diluted	15,609	15,964

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended July 3, 2010 and July 2, 2011

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Six Months Ended July 3, 2010
Balance at January 2, 2010	15,309	$15	$16,425	$56,410	$1,523	$74,373
Comprehensive income
Net earnings	—	—	—	20,411	—	20,411
Foreign currency translation adjustment, net of tax benefit of $317	—	—	—	—	(463)	(463)

Comprehensive income						19,948
Equity-based compensation expense	—	—	4,140	—	—	4,140
Common stock issued under equity award plans, including tax benefit of $38	10	—	97	—	—	97

Balance at July 3, 2010	15,319	$15	$20,662	$76,821	$1,060	$98,558

For the Six Months Ended July 2, 2011
Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$3,721	$145,166
Comprehensive income
Net earnings	—	—	—	25,206	—	25,206
Foreign currency translation adjustment, net of tax expense of $560	—	—	—	—	1,005	1,005

Comprehensive income						26,211
Equity-based compensation expense	—	—	4,802	—	—	4,802
Common stock repurchased and retired	(827)	(1)	(8,725)	(16,613)	—	(25,339)
Common stock issued under equity award plans, including tax benefit of $49	15	—	88	—	—	88
Tax impact of cancelled vested equity awards	—	—	(509)	—	—	(509)

Balance at July 2, 2011	15,173	$15	$46,878	$98,800	$4,726	$150,419

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 3,	July 2,
	2010	2011

Cash flows from operating activities
Net earnings	$20,411	$25,206
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,623	4,246
Loss on sale of property and equipment	7	9
Equity-based compensation expense	4,140	4,802
Excess tax benefits from equity-based payment arrangements	(61)	(48)
Deferred income taxes	(2,240)	(1,981)
Inventory valuation	601	575
Changes in operating assets and liabilities:
Inventories	(5,781)	(1,136)
Prepaid expenses and other assets	996	4,109
Accounts payable	1,312	1,914
Other liabilities	2,319	(6,295)

Total adjustments	4,916	6,195

Net cash provided by operating activities	25,327	31,401

Cash flows from investing activities
Proceeds from sale of property and equipment	4	1
Purchases of property and equipment	(3,666)	(5,794)

Net cash used in investing activities	(3,662)	(5,793)

Cash flows from financing activities
Proceeds from equity awards exercised	59	39
Excess tax benefits from equity-based payment arrangements	61	48
Repurchase of common stock	—	(25,339)
Payments on line of credit	(7,000)	—

Net cash used in financing activities	(6,880)	(25,252)

Effect of exchange rate changes on cash and cash equivalents	(16)	366

Net increase in cash and cash equivalents	14,769	722

Cash and cash equivalents, beginning of period	13,658	24,222

Cash and cash equivalents, end of period	$28,427	$24,944

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$32	$9
Income taxes	12,513	13,483

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Organization, Consolidation, and Basis of Presentation

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling.  The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: North America and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, Greater China, and North Asia.  North America includes the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands.  Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, and the Philippines; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.  All significant inter-company accounts and transactions have been eliminated in this consolidation.

The condensed balance sheet as of January 1, 2011, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of July 2, 2011 and results of operations for the quarters and six months ended July 3, 2010 and July 2, 2011.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.  The results of operations for the quarter and six months ended July 2, 2011, may not be indicative of the results that may be expected for the fiscal year 2011 ending December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 updates existing guidance in Topic 820 to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS).  ASU 2011-04 is effective prospectively for fiscal years, and interim periods, beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Regardless of which option is chosen, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Also, the amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE A — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2.  The carrying values of these term deposits approximate their fair values due to their short-term maturities.  As of July 2, 2011, the fair value of term deposits in the consolidated balance sheet totaled $1,856, consisting of $309, classified in cash and cash equivalents, and $1,547 in prepaid expenses and other current assets.

NOTE B — INVENTORIES

Inventories consist of the following:

	January 1,	July 2,
	2011	2011

Raw materials	$9,372	$9,931
Work in progress	5,791	5,821
Finished goods	18,915	19,629

	$34,078	$35,381

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1,	July 2,
	2011	2011

Prepaid insurance	$1,175	$660
Other prepaid expenses	2,583	3,501
Federal income taxes receivable	3,108	1,741
Miscellaneous receivables, net	3,735	3,067
Deferred commissions	4,867	3,535
Term deposits	3,034	1,547
Other current assets	1,759	2,274

	$20,261	$16,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 1,	July 2,
	Years	2011	2011

Buildings	40	$38,732	$39,466
Laboratory and production equipment	5-7	17,723	18,517
Sound and video library	5	600	600
Computer equipment and software	3-5	27,788	29,780
Furniture and fixtures	3-5	4,953	4,904
Automobiles	3-5	290	292
Leasehold improvements	3-5	5,404	5,533
Land improvements	15	2,051	2,063

		97,541	101,155

Less accumulated depreciation and amortization		48,298	51,898

		49,243	49,257

Land		8,107	8,443

Deposits and projects in process		218	2,864

		$57,568	$60,564

NOTE E — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1,	July 2,
	2011	2011

Associate incentives	$11,379	$12,453
Accrued employee compensation	14,395	8,645
Income Taxes	1,571	1,731
Sales taxes	4,671	4,302
Associate promotions	1,491	1,417
Deferred revenue	11,772	9,422
Provision for returns and allowances	929	898
All other	4,971	7,276

	$51,179	$46,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE F — EQUITY BASED COMPENSATION

Equity-based compensation expense for the quarters ended July 3, 2010, and July 2, 2011, was $2,184 and $1,567, respectively.  The related tax benefit for these periods was $787 and $568, respectively.  Expense for the six months ended July 3, 2010, and July 2, 2011, was $4,140 and $4,802, respectively.  The related tax benefit for these periods was $1,514 and $1,751, respectively.

During the quarter ended July 2, 2011, certain executives left the Company, which resulted in the cancellation of these executives’ equity awards.  The recapture of equity compensation expense related to the cancellation of unvested equity awards reduced equity-based compensation expense for the quarter and six months ended July 2, 2011 by $1,230.  The related tax impact for these cancellations was $424.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of July 2, 2011.  This table does not include an estimate for future grants that may be issued.

Remainder of 2011	$5,480
2012	9,083
2013	5,457
2014	3,419
2015 and beyond	1,611
$25,050

The cost above is expected to be recognized over a weighted-average period of 2.1 years.

During the quarter ended July 2, 2011, the Company’s shareholders approved a 5,000 increase in the number of new shares authorized for issuance under the Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”).  This increase brings the total shares authorized under the 2006 Plan to 10,000.  The 2006 Plan is currently the only plan utilized by the Company for the issuance of equity awards.  As of July 2, 2011, a total of 4,971 units had been issued under this plan, comprising 4,849 stock-settled stock appreciation rights, 114 deferred stock units, and 8 stock options.  Also, as of July 2, 2011, 761 units had been cancelled and added back to the number of units available for issuance under the 2006 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE F — EQUITY BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the six months ended July 2, 2011 is as follows:

	Shares	Weighted- average grant price	Weighted- average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 1, 2011	4,047	$32.46	3.5	$45,263
Granted	25	39.31
Exercised	(57)	28.66
Canceled or expired	(558)	31.74

Outstanding at July 2, 2011	3,457	$32.69	3.1	$13,672

Exercisable at July 2, 2011	1,209	$33.37	2.7	$4,385

*   Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money.  The closing price of the Company’s common stock at January 1, 2011 and July 2, 2011, was $43.45 and $33.54, respectively.

The weighted-average fair value of stock-settled stock appreciation rights that were granted during the six-month periods ended July 3, 2010, and July 2, 2011 was $15.50 and $17.47, respectively.  The total intrinsic value of awards that were exercised during the six-month periods ended July 3, 2010, and July 2, 2011 was $246 and $555, respectively.

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2010	2011	2010	2011

Expected volatility	54.8%	*	54.9%	54.8%
Risk-free interest rate	2.0%	*	2.0%	1.5%
Expected life	4.2 yrs.	*	4.2 yrs.	4.2 yrs.
Expected dividend yield	—	*	—	—
Weighted-average grant price	$35.47	*	$34.46	$39.31

* No equity awards were issued during the quarter ended July 2, 2011.

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

	Quarters Ended
	July 3,	July 2,
	2010	2011

Net earnings available to common shareholders	$10,770	$13,856

Basic EPS

Shares
Common shares outstanding entire period	15,309	15,985
Weighted average common shares:
Issued during period	9	13
Canceled during period	—	(468)

Weighted average common shares outstanding during period	15,318	15,530

Earnings per common share from net earnings - basic	$0.70	$0.89

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,318	15,530

Dilutive effect of in-the-money equity awards	379	222

Weighted average common shares outstanding during period - diluted	15,697	15,752

Earnings per common share from net earnings - diluted	$0.69	$0.88

Equity awards for 1,256 and 1,620 shares of stock were not included in the computation of diluted EPS for the quarters ended July 3, 2010, and July 2, 2011, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	Six Months Ended
	July 3,	July 2,
	2010	2011

Net earnings available to common shareholders	$20,411	$25,206

Basic EPS

Shares
Common shares outstanding entire period	15,309	15,985
Weighted average common shares:
Issued during period	6	8
Canceled during period	—	(273)

Weighted average common shares outstanding during period	15,315	15,720

Earnings per common share from net earnings - basic	$1.33	$1.60

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,315	15,720

Dilutive effect of in-the-money equity awards	294	244

Weighted average common shares outstanding during period - diluted	15,609	15,964

Earnings per common share from net earnings - diluted	$1.31	$1.58

Equity awards for 1,833 and 1,613 shares of stock were not included in the computation of diluted EPS for the six months ended July 3, 2010, and July 2, 2011, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTE H — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarters Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2010	2011	2010	2011

Net Earnings	$10,770	$13,856	$20,411	$25,206
Foreign currency translation adjustment, net of tax	(762)	688	(463)	1,005

Comprehensive income	$10,008	$14,544	$19,948	$26,211

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

	Quarters Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
Product Line	2010	2011	2010	2011

USANA® Nutritionals	76%	78%	76%	78%
USANA Foods	13%	12%	13%	12%
Sensé – beautiful science®	8%	7%	8%	7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarters Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2010	2011	2010	2011
Net Sales to External Customers
North America
United States	$37,992	$37,121	$75,598	$74,157
Canada	18,373	17,462	35,933	34,789
Mexico	5,748	5,684	11,102	11,342
North America Total	62,113	60,267	122,633	120,288
Asia Pacific
Southeast Asia/Pacific	23,968	27,225	48,501	51,919
Greater China	34,437	53,678	62,700	105,789
North Asia	5,493	7,755	11,264	14,495
Asia Pacific Total	63,898	88,658	122,465	172,203

Consolidated Total	$126,011	$148,925	$245,098	$292,491

	As of
	July 3,	July 2,
	2010	2011
Total Assets
North America
United States	$90,951	$84,168
Canada	2,992	5,103
Mexico	3,905	3,213
North America Total	97,848	92,484
Asia Pacific
Southeast Asia/Pacific	24,119	28,646
Greater China	15,846	77,672
North Asia	5,859	7,126
Asia Pacific Total	45,824	113,444

Consolidated Total	$143,672	$205,928

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION — CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarters Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2010	2011	2010	2011

Net sales:
United States	$37,992	$37,121	$75,598	$74,157
Hong Kong	28,858	41,785	50,867	81,988
Canada	18,373	17,462	35,933	34,789

	As of
	January 1,	July 2,
	2011	2011
Long-lived Assets:
United States	$44,017	$46,415
Australia	15,779	16,367
China	56,182	55,797

NOTE J — LONG-TERM DEBT AND LINE OF CREDIT

During the quarter ended July 2, 2011, the Company entered into an Amended and Restated Credit Agreement with Bank of America.  This agreement, among other things, extends the term of the Company’s line of credit through May 2016 and increases the amount that may be borrowed under the credit facility from $40,000 to $60,000.  The agreement for this line of credit contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.  The interest rate on funds drawn from this line is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The Company did not draw on this line of credit during the quarter, and, as of July 2, 2011 there was no outstanding balance on this line of credit.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations is presented in six sections:

•                  Overview

•                  Customers

•                  Current Focus

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended January 1, 2011, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of July 2, 2011, we had approximately 222,000 active Associates and approximately 68,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

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

	Six Months Ended
	July 3,	July 2,
Product Line	2010	2011
USANA® Nutritionals
Essentials	30%	29%
Optimizers	46%	49%
USANA Foods	13%	12%
Sensé – beautiful science®	8%	7%
All Other	3%	3%

	Six Months Ended
	July 3,	July 2,
Key Product	2010	2011

USANA® Essentials	18%	18%
Proflavanol®	11%	12%
HealthPak 100 ™	10%	9%

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is positively influenced by a number of factors.  Some of these factors include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, the aging of the worldwide population as older people generally tend to consume more nutritional supplements, and the growing desire for a secondary source of income and small business ownership.

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are up-to-date with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry and to encourage behavior that we believe leads to a more successful business for our Associates.  There is a risk, however, that such changes may cause an unanticipated shift in Associate behavior, thus harming our business.

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

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the six months ended July 2, 2011.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	July 3, 2010		July 2, 2011		Prior Year	Change

North America:
United States	57,000	27.1%	49,000	22.1%	(8,000)	(14.0)%
Canada	26,000	12.4%	24,000	10.8%	(2,000)	(7.7)%
Mexico	12,000	5.7%	10,000	4.5%	(2,000)	(16.7)%
North America Total	95,000	45.2%	83,000	37.4%	(12,000)	(12.6)%

Asia Pacific:
Southeast Asia/Pacific	44,000	21.0%	43,000	19.4%	(1,000)	(2.3)%
Greater China	63,000	30.0%	87,000	39.2%	24,000	38.1%
North Asia	8,000	3.8%	9,000	4.0%	1,000	12.5%
Asia Pacific Total	115,000	54.8%	139,000	62.6%	24,000	20.9%

	210,000	100.0%	222,000	100.0%	12,000	5.7%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	July 3, 2010		July 2, 2011		Prior Year	Change

North America:
United States	39,000	59.1%	37,000	54.4%	(2,000)	(5.1)%
Canada	15,000	22.7%	13,000	19.1%	(2,000)	(13.3)%
Mexico	3,000	4.6%	3,000	4.4%	—	0.0%
North America Total	57,000	86.4%	53,000	77.9%	(4,000)	(7.0)%

Asia Pacific:
Southeast Asia/Pacific	6,000	9.1%	6,000	8.8%	—	0.0%
Greater China	2,000	3.0%	8,000	11.8%	6,000	300.0%
North Asia	1,000	1.5%	1,000	1.5%	—	0.0%
Asia Pacific Total	9,000	13.6%	15,000	22.1%	6,000	66.7%

	66,000	100.0%	68,000	100.0%	2,000	3.0%

Current Focus

We are currently focusing our efforts on: (i) the development of China through BabyCare, (ii) growing our North American markets during a difficult economic environment, and (iii) more aggressive international expansion.  Additionally, in light of certain management and strategy changes that took place during the second quarter, as well as increased competition, our management team has been devoting the majority of their time in meeting with our Associate sales force.  These meetings have helped assure our Associates of our commitment to supporting them and have also provided us with more opportunity to get their input on strategies for the business.

Over the past several years, we have experienced significant growth in our Asia Pacific region, particularly in our Hong Kong market.  In light of this growth and our acquisition of BabyCare in China, we believe that we are well-positioned long-term for growth in China.  During 2011 our efforts in Asia Pacific are focused on integrating BabyCare into our business and motivating our successful Asian Associate base to grow BabyCare in China.  This includes working with the Chinese government to assist BabyCare in obtaining direct selling licenses in additional Chinese provinces and introducing additional USANA products for sale by BabyCare in China as we complete the registration process.  During the first quarter of 2011 we began re-designing some of the BabyCare product packaging to include USANA branding and in the second quarter we introduced five of our Sensé products.  In the fourth quarter, we anticipate introducing four of our key nutritional products for sale through BabyCare.

Difficult economic conditions continue to present a challenge for our overall business, especially in our North American markets.  Additionally, during the third quarter of 2010 we made a modest change to the commission qualification requirements for our Associates.  We believe that the difficult economic conditions coupled with this change may have added pressure on our ability to attract more Associates to the business in the near term.  We are developing both short and long-term plans to grow sales in North America.  In the short-term, we plan to offer promotions and incentives for our customers to generate excitement and regain momentum.  We have been working closely with our Associate leaders to develop these initiatives.  We will also continue our efforts to increase our global brand recognition.  In the long-term, we are evaluating strategies around product innovation and customization as well as longer-term incentives that will reward our top performing Associates.

Finally, during the second quarter we announced our plans to expand into Thailand by the end of 2011.  Thailand is one of the top Direct Selling markets in the world and we are encouraged about the growth opportunity that this market provides.  We expect to be more aggressive in our international expansion in the near-term.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2011 increased 18.2%, or $22.9 million, to $148.9 million when compared with the second quarter in 2010.  The increase in net sales is largely due to higher product sales in several markets in our Asia Pacific region including $5.6 million from the addition of BabyCare.  Net sales in North America, however, decreased slightly in the second quarter of 2011 compared with the second quarter of 2010.  The overall change in net sales during the second quarter also includes a benefit of approximately $5.8 million from favorable changes in currency exchange rates.

Net earnings for the second quarter of 2011 increased 28.7%, or $3.1 million, to $13.9 million when compared with the second quarter in 2010.  This increase was primarily the result of improved gross profit margin and lower relative selling, general and administrative expense on increased net sales.  These improvements were partially offset by a relative increase in Associate incentives.

Quarters Ended July 3, 2010 and July 2, 2011

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region						Approximate	Change
	(in thousands)				Change		impact of	excluding
	Quarter Ended				from prior	Percent	currency	the impact
	July 3, 2010		July 2, 2011		year	change	exchange	of currency

North America:
United States	$37,992	30.1%	$37,121	25.0%	$(871)	(2.3)%	$ N/A	(2.3)%
Canada	18,373	14.6%	17,462	11.7%	(911)	(5.0)%	1,000	(10.4)%
Mexico	5,748	4.6%	5,684	3.8%	(64)	(1.1)%	400	(8.1)%
North America Total	62,113	49.3%	60,267	40.5%	(1,846)	(3.0)%	1,400	(5.2)%

Asia Pacific:
Southeast Asia/Pacific	23,968	19.0%	27,225	18.3%	3,257	13.6%	3,100	0.7%
Greater China	34,437	27.3%	53,678	36.0%	19,241	55.9%	600	54.1%
North Asia	5,493	4.4%	7,755	5.2%	2,262	41.2%	700	28.4%
Asia Pacific Total	63,898	50.7%	88,658	59.5%	24,760	38.7%	4,400	31.9%

	$126,011	100.0%	$148,925	100.0%	$22,914	18.2%	$5,800	13.6%

North America:  The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the number of active Associates and Preferred Customers in this region.  We continue to believe that the lingering difficult economic conditions, particularly in the consumer products segment of the economy, is the most significant cause of the decrease in active Associates and Preferred Customers in this region.

The decrease in active Associates was partially offset by an increase in average customer spending on a year-over-year basis.  This increase in customer spending was primarily due to changes that we made to our compensation, recognition, and rewards programs in the third quarter of 2010.

Asia Pacific:  The increase in net sales in this region was the result of higher product sales volume due primarily to an increase in the number of active Associates.  This increase came predominantly from Greater China, where growth was led by Hong Kong.  The number of active Associates in Hong Kong increased 21.2% year-over-year, and net sales increased 44.8%, or $12.9 million.  Notably, the second quarter year-over-year comparable in Hong Kong includes $2.8 million in net sales from our Asia Pacific Convention held during the second quarter in 2010 (the same event in 2011 was held during the first quarter).

BabyCare also added $5.6 million in net sales, 14,000 active Associates, and 5,000 active Preferred Customers to this region during the second quarter of 2011.  Excluding BabyCare, local currency net sales in this region increased 23.1%, the number of active Associates increased 8.7%, and the number of Preferred Customers increased 11.1%.

Similar to North America, we have also seen an increase in average customer spending in Asia Pacific.  This increase in spending has initially helped offset an anticipated slowing in the growth rate of active Associates in Hong Kong.  In the second quarter, we announced to our Associates certain strategic changes in Hong Kong, which were intended to promote growth in BabyCare.  Sales increased in the weeks following this announcement as Associates purchased in anticipation of these changes.  We estimate that this added approximately $4 million to net sales in Hong Kong during the second quarter.  After further considering input from our Associate leaders, however, management in Asia Pacific revised the approach to better drive long-term growth in this region.  As a result of this new approach, we now anticipate more gradual and organic sales growth in China.

We also experienced double-digit local currency sales growth in the Philippines and South Korea.  This growth is primarily due to higher product sales volume from an increase in the number of active Associates in these markets.

Gross Profit

Gross profit increased to 82.4% of net sales for the second quarter of 2011 from 82.0% for the second quarter of 2010.  This increase in gross profit can primarily be attributed to currency benefits received from our international subsidiaries sourcing the majority of their products from our corporate headquarters in the United States.  The improvement in gross profit was partially offset by higher net freight costs on shipments to our customers.  The increase in net freight costs was largely due to the strike of Canada Post during June that was resolved by the end of the second quarter.

Associate Incentives

Associate incentives increased to 45.5% of net sales during the second quarter of 2011, compared with 45.3% for the second quarter of 2010.  This increase on a year-over-year basis was primarily a function of a higher utilization of our Matching Bonus program and the negative effect of currency fluctuations.  This increase was partially offset by the addition of BabyCare to our operating results, which has a lower relative payout than the USANA compensation plan, and certain initiatives that management put in place to help control Associate Incentives as a percent of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 22.7% of net sales for the second quarter of 2011, compared with 23.1% for the second quarter of 2010.  This relative decrease can be attributed to costs related to our Asia Pacific Convention which was held during the first quarter of 2011, compared with the second quarter in 2010, and the recapture of equity compensation expense related to unvested equity awards of certain executives who left the Company during the second quarter.  These benefits were largely offset by the addition of BabyCare expenses, which currently carry a significantly higher relative selling, general and administrative expense as a percent of net sales.

In absolute terms, our selling, general and administrative expenses increased by $4.7 million for the second quarter of 2011, compared with the second quarter of 2010.  The most significant components of this increase in absolute terms were as follows:

•                  Added costs from BabyCare’s operation of approximately $3.1 million;

•                  An increase in wage-related expenses of approximately $1.4 million; and

•                  An increase related to our corporate branding efforts of approximately $1.2 million.

Although reflected in some of the above items, changes in currency added approximately $0.9 million to overall selling, general and administrative expense.  These expenses were partially offset by (i) a decrease in Associate event costs of approximately $1.6 million due to timing of our Asia Pacific convention, which was held during the first quarter in 2011 and during the second quarter in 2010, and (ii) a decrease in equity compensation expense of approximately $0.6 million.

Other income (expense), net

We experienced a $0.6 million improvement to other expense in the second quarter of 2011, when compared with the second quarter of 2010, as a result of currency exchange losses recognized in the prior year quarter.

Six Months Ended July 3, 2010 and July 2, 2011

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region						Approximate	Change
	(in thousands)				Change		impact of	excluding
	Six Months Ended				from prior	Percent	currency	the impact
	July 3, 2010		July 2, 2011		year	change	exchange	of currency

North America:
United States	$75,598	30.8%	$74,157	25.3%	$(1,441)	(1.9)%	$ N/A	(1.9)%
Canada	35,933	14.7%	34,789	11.9%	(1,144)	(3.2)%	2,000	(8.7)%
Mexico	11,102	4.5%	11,342	3.9%	240	2.2%	700	(4.1)%
North America Total	122,633	50.0%	120,288	41.1%	(2,345)	(1.9)%	2,700	(4.1)%

Asia Pacific:
Southeast Asia/Pacific	48,501	19.8%	51,919	17.7%	3,418	7.0%	5,300	(3.9)%
Greater China	62,700	25.6%	105,789	36.2%	43,089	68.7%	1,000	67.1%
North Asia	11,264	4.6%	14,495	5.0%	3,231	28.7%	1,000	19.8%
Asia Pacific Total	122,465	50.0%	172,203	58.9%	49,738	40.6%	7,300	34.7%

	$245,098	100.0%	$292,491	100.0%	$47,393	19.3%	$10,000	15.3%

North America:  The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the average number of active Associates and Preferred Customers in this region during the first six months of 2011 compared with the same period in 2010.  The decrease in active Associates was partially offset by an increase in average customer spending on a year-over-year basis.

Asia Pacific:  The increase in net sales in this region was the result of higher product sales volume due primarily to an increase in the average number of active Associates during the first six months of 2011 compared with the same period in 2010.  This increase came predominantly from Greater China, where growth was led by Hong Kong with a 61.2% increase in net sales.  BabyCare also added $11.3 million in net sales.  Excluding BabyCare, local currency net sales in this region would have increased 25.4% for the first six months of 2011, compared with the first six months of 2010.  Similar to North America, we also have seen an increase in average customer spending in this region.

We also experienced double-digit local currency sales growth in the Philippines and South Korea.  This growth is also primarily due to higher product sales volume from an increase in the average number of active Associates in these markets during the first six months of 2011.

Gross Profit

Gross profit increased to 82.3% of net sales for the first six months of 2011 from 81.3% for the first six months of 2010.  This increase in gross profit can primarily be attributed to currency benefits received from our international subsidiaries sourcing the majority of their products from our corporate headquarters in the United States coupled with a weaker U.S. dollar.  The improvement in gross profit was partially offset by higher net freight costs on shipments to our customers.

Associate Incentives

Associate incentives as a percent of net sales were 45.3% during the first six months of 2011, compared with 45.4% in the first six months of 2010.  This decrease on a year-over-year basis was primarily a function of certain initiatives that management put in place to help control Associate Incentives as a percent of sales.  The addition of BabyCare to our operating results also contributed to the year-over-year decrease as the relative payout under their compensation plan is lower than payout under the USANA compensation plan.  These benefits were mostly offset by a higher utilization of our Matching Bonus program and the negative effect of currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 23.8% of net sales for the first six months of 2011, compared with 23.1% for the first six months of 2010.  This relative increase can primarily be attributed to the addition of BabyCare expenses, which currently carry a significantly higher relative selling, general and administrative expense as a percent of net sales than USANA.

In absolute terms, our selling, general and administrative expenses increased by $13.1 million for the first six months of 2011, compared with the first six months of 2010.  The most significant components of this increase in absolute terms were as follows:

•                  Added costs from BabyCare’s operation of approximately $5.9 million;

•                  An increase in wage-related expenses of approximately $2.0 million;

•                  An increase related to our corporate branding efforts of approximately $2.0 million;

•                  An increase in credit card and bank fees of approximately $1.0 million; and

•                  An increase in equity compensation expense of approximately $0.6 million.

Additionally, although reflected in some of the above items, changes in currency added approximately $1.6 million overall

Diluted Earnings Per Share

Diluted earnings per share increased $0.27, or 20.6%, to $1.58 for the first six months of 2011, compared with the first six months of 2010.  This increase was due to improved gross profit margins on higher net sales and was partially offset by an increase in selling, general and administrative expenses and a higher average number of diluted shares outstanding.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are currently no material restrictions on our ability to transfer and remit available funds among our international markets.  Repatriation of funds that are related to earnings considered permanently reinvested in certain of our markets would not result in a tax liability that would have a material impact on our liquidity.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first six months of 2011, we had a net cash flow from operating activities of $31.4 million, compared with $25.3 million in the same period of 2010.  The most significant factor of this change was an increase in net sales.

Line of credit

We have a long-standing relationship with Bank of America.  For the last few years, we have maintained a $40.0 million credit facility pursuant to a credit agreement with Bank of America.  During the second quarter of 2011 we entered into an Amended and Restated Credit Agreement with Bank of America, which, among other things, extends the term of our credit facility through May 2016 and increases the amount that we may borrow under the credit facility to $60.0 million.  We did not draw on this line of credit during the quarter, and, as of July 2, 2011 there was no outstanding balance on this line of credit.

The agreement for this new credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of July 2, 2011, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents at July 2, 2011 was $24.9 million, compared with $24.2 million at January 1, 2011.  Of the $24.9 million held at July 2, 2011, $8.0 million was held in the United States, and $16.9 million was held by foreign subsidiaries.  Of the $24.2 million held at January 1, 2011, $1.9 million was held in the United States, and $22.3 was held by foreign subsidiaries.  There are no material restrictions on our ability to repatriate cash held by our foreign subsidiaries.

Net working capital increased to $24.8 million at July 2, 2011, from $22.6 million at January 1, 2011.  This increase in net working capital was due mostly to net cash provided by operating activities, which was offset in large part by share repurchases discussed below.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first six months of 2011, we repurchased and retired 827 thousand shares of common stock for a total of $25.3 million, at an average market price of $30.64 per share.  There currently is no expiration date on the remaining approved repurchase amount of $6.4 million and no requirement for future share repurchases.

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

•                  The integration of BabyCare’s operations and expansion of our business in China through BabyCare;

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

•                  The effects of competition from new and established network and direct selling organizations in our key markets;

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended January 2, 2011.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended July 2, 2011:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal April (Apr. 3, 2011 through May 7, 2011)	0	$0.00	0	$23,183

Fiscal May (May 8, 2011 through Jun. 4, 2011)	457	$29.46	457	$9,728

Fiscal June (Jun. 5, 2011 through Jul. 2, 2011)	119	$28.15	119	$6,366

	576	$29.18	576

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

101

The following financial information from the quarterly report on Form 10-Q of USANA Health Sciences, Inc. for the quarter ended July 2, 2011, formatted in eXtensible Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: August 10, 2011	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer
(Principal Financial and Accounting Officer)