Form 10-Q
period 2011-10-01
USANA HEALTH SCIENCES INC
filed 2011-11-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011 was 14,959,597.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 1, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of	As of
	January 1,	October 1,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$24,222	$36,317
Inventories	34,078	36,199
Prepaid expenses and other current assets	23,377	17,461
Total current assets	81,677	89,977

Property and equipment, net	57,568	59,756

Goodwill	17,267	17,596
Intangible assets, net	41,915	42,370
Deferred tax assets	12,383	13,486
Other assets	5,826	6,108
	$216,636	$229,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,445	$9,096
Other current liabilities	52,584	50,193
Total current liabilities	59,029	59,289

Deferred tax liabilities	9,793	9,896
Other long-term liabilities	1,012	969

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 15,985 as of January 1, 2011 and 14,954 as of October 1, 2011	16	15
Additional paid-in capital	51,222	46,834
Retained earnings	90,207	106,170
Accumulated other comprehensive income	5,357	6,120
Total stockholders’ equity	146,802	159,139
	$216,636	$229,293

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	October 2,	October 1,
	2010	2011

Net sales	$135,006	$143,501
Cost of sales	25,157	25,202

Gross profit	109,849	118,299

Operating expenses:
Associate incentives	60,560	66,158
Selling, general and administrative	30,751	33,365

Total operating expenses	91,311	99,523

Earnings from operations	18,538	18,776

Other income (expense):
Interest income	36	42
Interest expense	(42)	(1)
Other, net	557	92

Other income, net	551	133

Earnings before income taxes	19,089	18,909

Income taxes	6,240	6,524

Net earnings	$12,849	$12,385

Earnings per common share
Basic	$0.83	$0.82
Diluted	$0.79	$0.81

Weighted average common shares outstanding
Basic	15,562	15,043
Diluted	16,247	15,205

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	October 2,	October 1,
	2010	2011

Net sales	$380,104	$435,992
Cost of sales	70,912	77,072

Gross profit	309,192	358,920

Operating expenses:
Associate incentives	171,743	198,725
Selling, general and administrative	87,358	103,038

Total operating expenses	259,101	301,763

Earnings from operations	50,091	57,157

Other income (expense):
Interest income	70	146
Interest expense	(68)	(9)
Other, net	301	97

Other income, net	303	234

Earnings before income taxes	50,394	57,391

Income taxes	17,134	19,800

Net earnings	$33,260	$37,591

Earnings per common share
Basic	$2.16	$2.43
Diluted	$2.11	$2.39

Weighted average common shares outstanding
Basic	15,397	15,495
Diluted	15,763	15,712

The accompanying notes are an integral part of these statements.

 USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended October 2, 2010 and October 1, 2011

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
For the Nine Months Ended October 2, 2010
Balance at January 2, 2010	15,309	$15	$16,425	$56,410	$1,523	$74,373
Comprehensive income
Net earnings	—	—	—	33,260	—	33,260
Foreign currency translation adjustment, net of tax benefit of $614	—	—	—	—	2,305	2,305

Comprehensive income						35,565
Common stock repurchased and retired	(199)	—	(2,232)	(6,398)	—	(8,630)
Common stock issued in connection with acquisition	400	1	17,715	—	—	17,716
Equity-based compensation expense	—	—	7,107	—	—	7,107
Common stock issued under equity award plans, including tax benefit of $50	250	—	4,690	—	—	4,690

Balance at October 2, 2010	15,760	$16	$43,705	$83,272	$3,828	$130,821

For the Nine Months Ended October 1, 2011
Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$5,357	$146,802
Comprehensive income
Net earnings	—	—	—	37,591	—	37,591
Foreign currency translation adjustment, net of tax benefit of $491	—	—	—	—	763	763

Comprehensive income						38,354
Equity-based compensation expense	—	—	7,739	—	—	7,739
Common stock repurchased and retired	(1,095)	(1)	(11,072)	(21,628)	—	(32,701)
Common stock issued under equity award plans, including tax expense of $309	64	—	(270)	—	—	(270)
Tax impact of canceled vested equity awards	—	—	(785)	—	—	(785)

Balance at October 1, 2011	14,954	$15	$46,834	$106,170	$6,120	$159,139

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2,	October 1,
	2010	2011

Cash flows from operating activities
Net earnings	$33,260	$37,591
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,641	6,361
Loss on sale of property and equipment	87	44
Equity-based compensation expense	7,107	7,739
Excess tax benefits from equity-based payment arrangements	(792)	(48)
Deferred income taxes	(1,221)	(1,473)
Inventory valuation	989	888
Changes in operating assets and liabilities:
Inventories	(5,040)	(3,552)
Prepaid expenses and other assets	30	6,063
Accounts payable	41	2,614
Other liabilities	6,137	(2,759)

Total adjustments	12,979	15,877

Net cash provided by operating activities	46,239	53,468

Cash flows from investing activities
Acquisitions, net of cash acquired	$(42,694)	$—
Proceeds from sale of property and equipment	32	1
Purchases of property and equipment	(3,676)	(8,558)

Net cash used in investing activities	(46,338)	(8,557)

Cash flows from financing activities
Proceeds from equity awards exercised	$4,640	$39
Excess tax benefits from equity-based payment arrangements	792	48
Repurchase of common stock	(8,630)	(32,701)
Borrowings on line of credit	23,350	—
Payments on line of credit	(11,350)	—

Net cash used in financing activities	8,802	(32,614)

Effect of exchange rate changes on cash and cash equivalents	567	(202)

Net increase in cash and cash equivalents	9,270	12,095

Cash and cash equivalents, beginning of period	13,658	24,222

Cash and cash equivalents, end of period	$22,928	$36,317

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$62	$10
Income taxes	18,582	19,281

Non-cash financing activities
Common stock issued in connection with acquisitions	17,716	—

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

The condensed balance sheet as of January 1, 2011, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of October 1, 2011 and results of operations for the quarters and nine months ended October 2, 2010 and October 1, 2011.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.  The results of operations for the quarter and nine months ended October 1, 2011, may not be indicative of the results that may be expected for the fiscal year 2011 ending December 31, 2011.

Revisions

Revisions relating to deferred taxes and intangible assets have been made to the Company’s financial statements to reflect adjustments made to correct the presentation of deferred taxes on a gross rather than net basis, and to record the impact of currency translation on intangible assets acquired as part of the 2010 purchase of BabyCare Holdings Ltd.  These adjustments revise amounts reported for periods prior to January 2, 2011 in the financial statements and related notes, for deferred taxes, goodwill, intangible assets and accumulated other comprehensive income in the Consolidated Balance Sheet, and the foreign currency translation adjustment component of comprehensive income in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income.  While the overall net deferred tax amount has not changed, certain deferred tax line items in the Consolidated Balance Sheet have been modified to reflect a gross presentation.  Additionally, goodwill and intangible assets have been increased, along with a corresponding increase in accumulated other comprehensive income, to capture the changes on these assets related to foreign currency translation. These revisions had no effect on our earnings from operations, net earnings, or earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

Revisions — continued

The following tables illustrate the effects of the revision on the Company’s consolidated financial statements for only those line items that were affected:

Consolidated Balance Sheet Items

(in thousands)

	As of January 1, 2011
	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other current assets, including current deferred tax assets	$21,972	$1,405	$23,377
Total current assets	80,272	1,405	81,677
Goodwill	16,930	337	17,267
Intangible assets, net	40,616	1,299	41,915
Other assets, including long-term deferred tax assets	8,416	9,793	18,209
Total assets	203,802	12,834	216,636
Other current liabilities	51,179	1,405	52,584
Total current liabilities	57,624	1,405	59,029
Long-term deferred tax liabilities	—	9,793	9,793
Accumulated other comprehensive income *	3,721	1,636	5,357
Total stockholders’ equity *	145,166	1,636	146,802
Total liabilities and stockholders’ equity	203,802	12,834	216,636

* Change also reflected in the beginning balance within the Consolidated Statement of Stockholders’ Equity and Comprehensive Income.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income Items

(in thousands)

	For the nine months ended October 2, 2010
	As Previously Reported	Adjustment	As Revised
Accumulated other comprehensive income (loss), foreign currency translation adjustment	$1,431	$874	$2,305
Accumulated other comprehensive income (loss), total comprehensive income	34,691	874	35,565
Accumulated other comprehensive income (loss), balance at October 2, 2010	2,954	874	3,828
Total stockholders’ equity at October 2, 2010	129,947	874	130,821

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08).  ASU 2011-08 simplifies how entities test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  Additionally, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted by Topic 350.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has early adopted this standard, which did not have a material impact on its consolidated financial statements.

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

The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2.  The carrying values of these term deposits approximate their fair values due to their short-term maturities.  As of October 1, 2011, the fair value of term deposits in the consolidated balance sheet totaled $313, classified in cash and cash equivalents.

NOTE B — INVENTORIES

Inventories consist of the following:

	January 1,	October 1,
	2011	2011

Raw materials	$9,372	$10,155
Work in progress	5,791	6,844
Finished goods	18,915	19,200

	$34,078	$36,199

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 1,	October 1,
	2011	2011

Prepaid insurance	$1,175	$342
Other prepaid expenses	2,583	2,249
Federal income taxes receivable	3,108	1,985
Miscellaneous receivables, net	3,735	2,944
Deferred commissions	4,867	3,864
Term deposits	3,034	—
Deferred tax assets	3,116	4,194
Other current assets	1,759	1,883

	$23,377	$17,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 1,	October 1,
	Years	2011	2011

Buildings	40	$38,732	$39,343
Laboratory and production equipment	5-7	17,723	18,778
Sound and video library	5	600	600
Computer equipment and software	3-5	27,788	29,790
Furniture and fixtures	3-5	4,953	5,024
Automobiles	3-5	290	293
Leasehold improvements	3-5	5,404	5,344
Land improvements	15	2,051	2,040

		97,541	101,212

Less accumulated depreciation and amortization		48,298	52,794

		49,243	48,418

Land		8,107	7,780

Deposits and projects in process		218	3,558

		$57,568	$59,756

NOTE E — INTANGIBLE ASSETS

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

Goodwill is as follows:

			Currency
	January 1,	Goodwill	translation	Impairment	October 1,
	2011	acquired	adjustments	adjustments	2011

North America	$6,390	$—	$—	$—	$6,390
Asia Pacific	10,877	—	329	—	11,206

	$17,267	$—	$329	$—	$17,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — INTANGIBLE ASSETS — CONTINUED

Intangible assets are as follows:

	As of October 1, 2011			Weighted-average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)

Amortized intangible assets
Trade Name and Trademarks	$4,147	$(467)	$3,680	10
Customer Relationships	2,020	(758)	1,262	3
	6,167	(1,225)	4,942

Unamortized intangible assets
Product Formulas	9,145		9,145
Direct Sales License	28,283		28,283
	37,428		37,428

	$43,595		$42,370

Aggregate Amortization Expense:
For the nine months ended October 1, 2011	$816

Estimated Amortization Expense:
Remainder of 2011	272
2012	1,088
2013	836
2014	415
2015	415
Thereafter	1,916

	$4,942

NOTE F — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1,	October 1,
	2011	2011

Associate incentives	$11,379	$11,914
Accrued employee compensation	14,395	11,703
Income Taxes	1,571	2,880
Sales taxes	4,671	4,090
Deferred tax liabilities	1,405	1,501
Associate promotions	1,491	1,046
Deferred revenue	11,772	10,162
Provision for returns and allowances	929	963
All other	4,971	5,934

	$52,584	$50,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION

Equity-based compensation expense for the quarters ended October 2, 2010, and October 1, 2011, was $2,967 and $2,937, respectively.  The related tax benefit for these periods was $1,180 and $1,073, respectively.  Expense for the nine months ended October 2, 2010, and October 1, 2011, was $7,107 and $7,739, respectively.  The related tax benefit for these periods was $2,693 and $2,824, respectively.

During the nine months ended October 1, 2011, certain executives left the Company, which resulted in the cancelation of these executives’ equity awards.  The recapture of equity compensation expense related to the cancelation of unvested equity awards reduced equity-based compensation expense for the nine months ended October 1, 2011 by $1,230.  The related tax impact for these cancelations was $424.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of equity awards that were outstanding as of October 1, 2011.  This table does not include an estimate for future grants that may be issued.

Remainder of 2011	$2,800
2012	10,027
2013	6,448
2014	4,475
2015 and beyond	2,828
$26,578

The cost above is expected to be recognized over a weighted-average period of 2.1 years.

During the nine months ended October 1, 2011, the Company’s shareholders approved a 5,000 increase in the number of new shares authorized for issuance under the Company’s 2006 Equity Incentive Award Plan (the “2006 Plan”).  This increase brings the total shares authorized under the 2006 Plan to 10,000.  The 2006 Plan is currently the only plan utilized by the Company for the issuance of equity awards.  As of October 1, 2011, a total of 5,363 units had been issued under this plan, comprising 5,241 stock-settled stock appreciation rights, 114 deferred stock units, and 8 stock options.  Also, as of October 1, 2011, 811 units had been canceled and added back to the number of units available for issuance under the 2006 Plan.

A summary of the Company’s stock option and stock-settled stock appreciation right activity for the nine months ended October 1, 2011 is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 1, 2011	4,047	$32.46	3.5	$45,263
Granted	417	28.83
Exercised	(57)	28.66
Canceled or expired	(607)	32.29

Outstanding at October 1, 2011	3,800	$32.15	3.1	$2,623

Exercisable at October 1, 2011	1,562	$32.50	2.6	$1,273

*  Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money.  The closing price of the Company’s common stock at January 1, 2011 and October 1, 2011, was $43.45 and $27.50, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION — CONTINUED

The weighted-average fair value of stock-settled stock appreciation rights that were granted during the nine-month periods ended October 2, 2010, and October 1, 2011 was $17.07 and $12.40, respectively.  The total intrinsic value of awards that were exercised during the nine-month periods ended October 2, 2010, and October 1, 2011 was $6,057 and $555, respectively.

The following table includes weighted-average assumptions that the Company has used to calculate the fair value of equity awards that were granted during the periods indicated.  Deferred stock units are full-value shares at the date of grant and have been excluded from the table below:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2010	2011	2010	2011

Expected volatility	54.8%	56.0%	54.9%	56.0%
Risk-free interest rate	1.4%	1.1%	1.7%	1.1%
Expected life	4.2 yrs.	3.8 yrs.	4.2 yrs.	3.9 yrs.
Expected dividend yield	—	—	—	—
Weighted-average grant price	$43.73	$28.16	$38.23	$28.83

A summary of the Company’s deferred stock unit activity for the nine months ended October 1, 2011 is as follows:

	Shares	Weighted- average Fair Value
Nonvested at January 1, 2011	100	$44.29
Granted	—	—
Vested	(49)	44.29
Canceled or expired	(2)	44.29

Nonvested at October 1, 2011	49	$44.29

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

	Quarter Ended
	October 2,	October 1,
	2010	2011

Net earnings available to common shareholders	$12,849	$12,385

Basic EPS

Shares
Common shares outstanding entire period	15,309	15,985
Weighted average common shares:
Issued during period	320	39
Canceled during period	(67)	(981)

Weighted average common shares outstanding during period	15,562	15,043

Earnings per common share from net earnings - basic	$0.83	$0.82

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,562	15,043

Dilutive effect of in-the-money equity awards	685	162

Weighted average common shares outstanding during period - diluted	16,247	15,205

Earnings per common share from net earnings - diluted	$0.79	$0.81

Equity awards for 434 and 2,002 shares of stock were not included in the computation of diluted EPS for the quarters ended October 2, 2010, and October 1, 2011, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE H — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	Nine Months Ended
	October 2,	October 1,
	2010	2011

Net earnings available to common shareholders	$33,260	$37,591

Basic EPS

Shares
Common shares outstanding entire period	15,309	15,985
Weighted average common shares:
Issued during period	110	19
Canceled during period	(22)	(509)

Weighted average common shares outstanding during period	15,397	15,495

Earnings per common share from net earnings - basic	$2.16	$2.43

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,397	15,495

Dilutive effect of in-the-money equity awards	366	217

Weighted average common shares outstanding during period - diluted	15,763	15,712

Earnings per common share from net earnings - diluted	$2.11	$2.39

Equity awards for 1,627 and 1,571 shares of stock were not included in the computation of diluted EPS for the nine months ended October 2, 2010, and October 1, 2011, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTE I — COMPREHENSIVE INCOME

Total comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2010	2011	2010	2011

Net Earnings	$12,849	$12,385	$33,260	$37,591
Foreign currency translation adjustment, net of tax	2,768	(1,259)	2,305	763

Comprehensive income	$15,617	$11,126	$35,565	$38,354

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

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
Product Line	2010	2011	2010	2011

USANA® Nutritionals	78%	78%	77%	78%
USANA Foods	12%	12%	12%	12%
Sensé — beautiful science®	7%	7%	8%	7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Selected financial information, presented by geographic region, is listed below for the periods ended as of the dates indicated:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2010	2011	2010	2011
Net Sales to External Customers
North America
United States	$38,228	$37,975	$113,826	$112,132
Canada	16,419	16,107	52,352	50,896
Mexico	5,314	4,946	16,416	16,288
North America Total	59,961	59,028	182,594	179,316
Asia Pacific
Southeast Asia/Pacific	25,730	30,117	74,231	82,036
Greater China	43,456	47,012	106,156	152,801
North Asia	5,859	7,344	17,123	21,839
Asia Pacific Total	75,045	84,473	197,510	256,676

Consolidated Total	$135,006	$143,501	$380,104	$435,992

	As of
	October 2,	October 1,
	2010	2011
Total Assets
North America
United States	$94,452	$98,067
Canada	3,853	3,072
Mexico	3,170	2,580
North America Total	101,475	103,719
Asia Pacific
Southeast Asia/Pacific	26,591	25,730
Greater China	78,445	92,964
North Asia	6,851	6,880
Asia Pacific Total	111,887	125,574

Consolidated Total	$213,362	$229,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION — CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarters Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2010	2011	2010	2011

Net sales:
United States	$38,228	$37,975	$113,826	$112,132
Hong Kong	34,518	34,826	85,385	116,814
Canada	16,419	16,107	52,352	50,896

	As of
	January 1,	October 1,
	2011	2011
Long-lived Assets:
United States	$44,017	$46,981
Australia	15,779	14,572
China	57,818	59,365

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of October 1, 2011, we had approximately 214,000 active Associates and approximately 66,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

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

	Nine Months Ended
	October 2,	October 1,
	2010	2011
Product Line
USANA® Nutritionals
Essentials	30%	29%
Optimizers	47%	49%
USANA Foods	12%	12%
Sensé — beautiful science®	8%	7%
All Other	3%	3%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	11%	12%
HealthPak 100 ™	10%	9%

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

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are up-to-date with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a more successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.  There is a risk, however, that such changes may cause an unanticipated shift in Associate behavior, thus harming our business.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales, cost of goods sold, and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the nine months ended October 1,

2011.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	October 2, 2010		October 1, 2011		Prior Year	Change

North America:
United States	55,000	23.5%	47,000	22.0%	(8,000)	(14.5)%
Canada	25,000	10.7%	23,000	10.7%	(2,000)	(8.0)%
Mexico	11,000	4.7%	10,000	4.7%	(1,000)	(9.1)%
North America Total	91,000	38.9%	80,000	37.4%	(11,000)	(12.1)%

Asia Pacific:
Southeast Asia/Pacific	46,000	19.7%	47,000	22.0%	1,000	2.2%
Greater China	89,000	38.0%	78,000	36.4%	(11,000)	(12.4)%
North Asia	8,000	3.4%	9,000	4.2%	1,000	12.5%
Asia Pacific Total	143,000	61.1%	134,000	62.6%	(9,000)	(6.3)%

	234,000	100.0%	214,000	100.0%	(20,000)	(8.5)%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	October 2, 2010		October 1, 2011		Prior Year	Change

North America:
United States	37,000	50.0%	35,000	53.0%	(2,000)	(5.4)%
Canada	14,000	18.9%	13,000	19.7%	(1,000)	(7.1)%
Mexico	3,000	4.1%	3,000	4.6%	—	0.0%
North America Total	54,000	73.0%	51,000	77.3%	(3,000)	(5.6)%

Asia Pacific:
Southeast Asia/Pacific	7,000	9.5%	7,000	10.6%	—	0.0%
Greater China	12,000	16.2%	7,000	10.6%	(5,000)	(41.7)%
North Asia	1,000	1.3%	1,000	1.5%	—	0.0%
Asia Pacific Total	20,000	27.0%	15,000	22.7%	(5,000)	(25.0)%

	74,000	100.0%	66,000	100.0%	(8,000)	(10.8)%

Current Focus

We are currently focusing our efforts on: (i) the development of China through BabyCare, (ii) growing our North American markets during a difficult economic environment, and (iii) aggressive international expansion.  Additionally, in light of certain management and strategy changes that took place during the first half of the year, as well as increased competition, our management team has continued devoting significant time to meeting with our Associate sales force.  These meetings have helped assure our

Associates of our commitment to supporting them and have also provided us with more opportunity to receive their input on strategies for the business.

Over the past several years, we have experienced significant growth in our Asia Pacific region, particularly in our Hong Kong market.  In light of this growth and our acquisition of BabyCare in China, we believe that we are well-positioned long-term for growth in China.  During 2011 our efforts in Asia Pacific are focused on integrating BabyCare into our business and motivating our successful Asian Associate base to grow BabyCare in China.  This includes introducing USANA products for sale by BabyCare’s Associates in China, educating our Hong Kong Associates on BabyCare’s compensation plan, and working with the Chinese government to assist BabyCare in obtaining direct selling licenses in additional Chinese provinces.  We have introduced several USANA products in China during 2011.  During the first quarter, we rebranded several BabyCare products with USANA branding and now offer these products for sale by BabyCare’s Associates.  In the second quarter, we introduced five of our Sensé products to go along with the rebranded products.  Finally, in the fourth quarter, we anticipate introducing four of our key nutritional products for sale through BabyCare.  With this final product introduction, we will have 13 USANA products available in China, as well as 11 BabyCare branded products.  We also continue to make progress on obtaining additional provincial direct selling licenses and educating our Hong Kong Associates on BabyCare’s compensation plan.

Difficult economic conditions continue to present a challenge for our overall business, especially in our North American markets.  Additionally, during the third quarter of 2010, we changed the commission qualification requirements for new Associates worldwide to encourage more entrepreneurial Associates to join USANA and build a downline sales force at an accelerated pace.  While this change has caused us to enroll more entrepreneurial Associates, it has made it more challenging for us to enroll Associates in general, including those who simply consume our products and are less entrepreneurial.  As a result, our Associate counts have decreased in most of our markets, including North America, but the average spending per Associate has increased in these markets.  Although this increased spending per Associate has generated net sales growth for the Company, we are developing both short and long-term strategies to increase the number of Associates in North America and other markets.  In the short-term, we plan to offer promotions and incentives for our customers to generate excitement and regain momentum.  We have been working closely with our Associate leaders to develop these initiatives.  We will also continue our efforts to increase our global brand recognition.  In the long-term, we are evaluating strategies around personalization and product innovation, as well as longer-term incentives that will reward our top performing Associates in all of our markets.

During the third quarter we held our annual international convention in Salt Lake City, where we made several exciting announcements, including our plans to open France and Belgium in the first quarter of 2012.  These two markets, together with Thailand, which we plan to open near the end of 2011, will bring USANA’s country count to 18 markets worldwide.  Thailand and France are among the top Direct Selling markets in the world, and we are encouraged by the growth opportunity that these markets provide.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2011 increased 6.3%, or $8.5 million, to $143.5 million, compared with the third quarter in 2010.  This increase in net sales is largely due to currency benefits of approximately $5.1 million from favorable year-over-year changes in currency exchange rates.  Additionally, strong sales growth in certain markets within our Asia Pacific region, including BabyCare, contributed to the increase in net sales.  Net sales in North America decreased slightly in the third quarter of 2011, compared with the third quarter of 2010.

Net earnings for the third quarter of 2011 decreased 3.6%, or $0.4 million, to $12.4 million, compared with the third quarter in 2010.  This decrease was primarily the result of higher relative Associate incentives and selling, general, and administrative expenses, which were partially offset by improved gross profit margin.

Quarters Ended October 2, 2010 and October 1, 2011

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region						Approximate	Change
	(in thousands)				Change		impact of	excluding
	Quarter Ended				from prior	Percent	currency	the impact
	October 2, 2010		October 1, 2011		year	change	exchange	of currency

North America:
United States	$38,228	28.3%	$37,975	26.5%	$(253)	(0.7)%	$ N/A	(0.7)%
Canada	16,419	12.2%	16,107	11.2%	(312)	(1.9)%	900	(7.4)%
Mexico	5,314	3.9%	4,946	3.4%	(368)	(6.9)%	200	(10.7)%
North America Total	59,961	44.4%	59,028	41.1%	(933)	(1.6)%	1,100	(3.4)%

Asia Pacific:
Southeast Asia/Pacific	25,730	19.1%	30,117	21.0%	4,387	17.1%	2,800	6.2%
Greater China	43,456	32.2%	47,012	32.8%	3,556	8.2%	700	6.6%
North Asia	5,859	4.3%	7,344	5.1%	1,485	25.3%	500	16.8%
Asia Pacific Total	75,045	55.6%	84,473	58.9%	9,428	12.6%	4,000	7.2%

	$135,006	100.0%	$143,501	100.0%	$8,495	6.3%	$5,100	2.5%

North America:  The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the number of active Associates in this region.  We believe that this decrease in Associates is predominantly due to difficult economic conditions in North America, coupled with the commission qualification changes we made in the third quarter of 2010.  This decrease in active Associates was partially offset by an increase in average spending per Associate on a year-over-year basis, also due to the commission qualification changes for new Associates.

Asia Pacific:  The increase in net sales in this region was the result of currency benefits from favorable changes in year-over-year currency exchange rates and higher product sales volume from an increase in the number of active Associates in the Philippines and South Korea.  The number of active Associates in the Philippines increased 87.5% year-over-year to 15,000, and net sales increased 156.8% to $6.8 million.  The number of active Associates in South Korea increased 50.0% to 6,000, and net sales increased 65.8% to $5.0 million.  BabyCare sales also increased 78.1% to $6.2 million.  This increase is due, partially, to a comparison of BabyCare’s full third quarter 2011 operations with partial third quarter 2010 operations, as we acquired BabyCare in August 2010.

The increases noted above were partially offset by declining sales and Associate counts in other markets within this region, particularly Hong Kong.  During the third quarter of 2011, the number of active Associates in Hong Kong declined 22.1% to 53,000, compared with the third quarter of 2010.  Third quarter 2011 sales in Hong Kong, however, were relatively flat at $34.8 million, compared with the prior year period.  Similar to North America, an increase in average spending per Associate in Hong Kong, due to our commission qualification changes, helped offset the decline in active Associates in that market.

We believe that the decline in Hong Kong Associate count during the third quarter is a function of our China integration plan and changes that have occurred throughout the process.  In the second quarter of 2011, we communicated our initial China integration plan to our Hong Kong Associates.  This plan included policy changes in Hong Kong that we ultimately did not implement, largely because of feedback from our Associates.  Although we did not implement these particular policy changes, many of our Hong Kong Associates meaningfully increased their volume of product purchases during the second quarter in anticipation of the policy changes and, as a result, did not purchase from us in the third quarter.  Notably, the Associates who thus did not purchase from us at all during the third quarter are not included in our active Associate count in Hong Kong for the quarter.

Additionally, the change to our China integration plan created uncertainty among many of our Hong Kong Associates.  We believe that we have lost business from many Associates in Hong Kong as a result of this uncertainty.  Our Asia Pacific management team is working closely with our Associates in Hong Kong to ease the integration.

Gross Profit

Gross profit increased to 82.4% of net sales for the third quarter of 2011 from 81.4% for the third quarter of 2010.  This increase in gross profit can primarily be attributed to currency benefits received from our international subsidiaries, as the majority of our products sold are manufactured at our corporate headquarters in the United States and transferred to our international subsidiaries.

Associate Incentives

Associate incentives increased to 46.1% of net sales during the third quarter of 2011, compared with 44.9% for the third quarter of 2010.  This increase was primarily due to a higher payout under our Matching Bonus program and the negative effect of currency fluctuations.  Additionally, we had a higher payout rate on base commissions under our Associate compensation plan.  On a comparable basis, this increase was partially offset by the inclusion of a full quarter of BabyCare’s operations in our operating results, as BabyCare’s separate compensation plan has a lower relative payout than the USANA compensation plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 23.3% of net sales for the third quarter of 2011, compared with 22.8% for the third quarter of 2010.  This relative increase can be attributed to expenses associated with our increased corporate branding efforts and the inclusion of a full quarter of BabyCare’s expenses in our operating results.  BabyCare currently carries significantly higher selling, general, and administrative expense as a percentage of net sales.  Changes in currency exchange rates also negatively affected selling, general and administrative expenses.  Partially offsetting these increases was leverage gained on increased sales outside the United States in markets where selling, general and administrative expenses are lower.

In absolute terms, our selling, general and administrative expenses increased by $2.6 million for the third quarter of 2011, compared with the third quarter of 2010.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in BabyCare expense of $1.7 million, primarily due to the inclusion of a full quarter of operations during the current year;

•                  An increase related to our corporate branding efforts of approximately $0.8 million; and

•                  An increase in credit card processing and bank fees of approximately $0.3 million.

Although reflected in some of the above items, changes in currency added approximately $0.9 million to overall selling, general and administrative expense.  These increases were partially offset by the decrease of $1.2 million in BabyCare acquisition costs compared with the prior year.

Other income (expense), net

Other income decreased by $0.4 million for the third quarter of 2011, compared with the third quarter of 2010 due to lower currency exchange gains on intercompany transactions during the current year quarter.

Income taxes

Income taxes totaled 34.5% of earnings before income taxes in the third quarter of 2011, compared with 32.7% in the third quarter of 2010.  The income tax rate for the third quarter of 2010 was lower due to tax benefits related to changes in uncertain income tax positions, larger prior-year tax benefits, and the level of stock option exercises.

Diluted Earnings Per Share

Although net earnings decreased by 3.6% during the third quarter of 2011, when compared with the third quarter of 2010, diluted earnings per share increased by 2.5% due to a lower number of diluted shares outstanding as a result of share repurchases over the last twelve months.

Nine Months Ended October 2, 2010 and October 1, 2011

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region						Approximate	Change
	(in thousands)				Change		impact of	excluding
	Nine Months Ended				from prior	Percent	currency	the impact
	October 2, 2010		October 1, 2011		year	change	exchange	of currency

North America:
United States	$113,826	29.9%	$112,132	25.7%	$(1,694)	(1.5)%	$ N/A	(1.5)%
Canada	52,352	13.8%	50,896	11.7%	(1,456)	(2.8)%	2,800	(8.1)%
Mexico	16,416	4.3%	16,288	3.7%	(128)	(0.8)%	900	(6.3)%
North America Total	182,594	48.0%	179,316	41.1%	(3,278)	(1.8)%	3,700	(3.8)%

Asia Pacific:
Southeast Asia/Pacific	74,231	19.6%	82,036	18.8%	7,805	10.5%	8,000	(0.3)%
Greater China	106,156	27.9%	152,801	35.1%	46,645	43.9%	1,700	42.3%
North Asia	17,123	4.5%	21,839	5.0%	4,716	27.5%	1,600	18.2%
Asia Pacific Total	197,510	52.0%	256,676	58.9%	59,166	30.0%	11,300	24.2%

	$380,104	100.0%	$435,992	100.0%	$55,888	14.7%	$15,000	10.8%

North America:  The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the average number of active Associates in this region during the first nine months of 2011, compared with the same period in 2010.  This decrease in active Associates was partially offset by an increase in average spending per Associate on a year-over-year basis, also due to the commission qualification changes for new Associates.

Asia Pacific:  The increase in net sales in this region was the result of higher product sales volume due primarily to an increase in the average number of active Associates during the first nine months of 2011, compared with the same period in 2010.  This increase came predominantly from Greater China, where growth was led by Hong Kong with a 36.8% increase in net sales during the first nine months of 2011, compared with the same period in 2010.  Additionally, BabyCare added $14.0 million to net sales during the first nine months of 2011, in comparison with the prior year period, which included only partial third quarter 2010 results.  Excluding BabyCare, local currency net sales in this region would have increased 17.6% for the first nine months of 2011, compared with the first nine months of 2010.  Similar to North America, average spending per Associate increased in Asia Pacific due to our commission qualification changes.

We also experienced local currency sales growth of 102.1% in the Philippines, and 52.5% in South Korea.  This growth is also primarily due to higher product sales volume from an increase in the average number of active Associates in these markets during the first nine months of 2011.

Gross Profit

Gross profit increased to 82.3% of net sales for the first nine months of 2011 from 81.3% for the first nine months of 2010.  This increase in gross profit can primarily be attributed to currency benefits received from our international subsidiaries, as the majority of our products sold are manufactured at our corporate headquarters in the United States and transferred to our international subsidiaries.  The improvement in gross profit was partially offset by higher net freight costs on shipments to our customers.

Associate Incentives

Associate incentives as a percent of net sales were 45.6% during the first nine months of 2011, compared with 45.2% in the first nine months of 2010.  This increase was due to increased payout under our Matching Bonus program, as well as base commissions under our Associate compensation plan.  Additionally, currency fluctuations had a negative impact on incentives.  Partially offsetting these increases were (i) the addition of BabyCare in our operating results (the relative payout under their compensation plan is lower than payout under the USANA compensation plan) and (ii) certain initiatives that the Company put in place in the second quarter of 2010 to manage Associate Incentives as a percent of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 23.6% of net sales for the first nine months of 2011, compared with 23.0% for the first nine months of 2010.  This relative increase can primarily be attributed to the inclusion of BabyCare’s expenses in our operating results (BabyCare currently carries significantly higher relative selling, general and administrative expense as a percent of net sales than USANA).  This increase was partially offset by leverage gained on increased sales outside the United States in markets where selling, general and administrative expenses are lower.

In absolute terms, our selling, general and administrative expenses increased by $15.7 million for the first nine months of 2011, compared with the first nine months of 2010.  The most significant components of this increase in absolute terms were as follows:

•                  Added costs from BabyCare’s operation of approximately $8.2 million;

•                  An increase related to our corporate branding efforts of approximately $2.8 million;

•                  An increase in wage-related expenses of approximately $1.6 million; and

•                  An increase in credit card processing and bank fees of approximately $1.3 million.

Additionally, although reflected in some of the above items, changes in currency added approximately $2.7 million to overall selling, general and administrative expenses.  These increases were partially offset by the decrease of $1.9 million in BabyCare acquisition costs compared with the prior year.

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

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first nine months of 2011, we had a net cash flow from operating activities of $53.5 million, compared with $46.2 million in the same period of 2010.  The most significant factor of this change was the increase in net earnings.

Line of credit

We have a long-standing relationship with Bank of America.  For the last few years, we have maintained a $40.0 million credit facility pursuant to a credit agreement with Bank of America.  During the second quarter of 2011 we entered into an Amended and Restated Credit Agreement with Bank of America, which, among other things, extends the term of our credit facility through April 2016 and increases the amount that we may borrow under the credit facility to $60.0 million.  We have not drawn on this line of credit since it was amended in the second quarter, and, as of October 1, 2011 there was no outstanding balance on this line of credit.

The agreement for this new credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of October 1, 2011, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents at October 1, 2011 was $36.3 million, compared with $24.2 million at January 1, 2011.  Of the $36.3 million held at October 1, 2011, $18.3 million was held in the United States, and $18.0 million was held by international subsidiaries.  Of the $24.2 million held at January 1, 2011, $1.9 million was held in the United States, and $22.3 was held by international subsidiaries.  There are no material restrictions on our ability to repatriate cash held by our international subsidiaries.

Net working capital increased to $30.7 million at October 1, 2011, from $22.6 million at January 1, 2011.  This increase in net working capital was due mostly to net cash provided by operating activities, which was offset in large part by share repurchases as discussed below.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first nine months of 2011, we repurchased and retired 1.1 million shares of common stock for a total of $32.7 million, at an average market price of $29.86 per share.  Also, during the third quarter of 2011, our Board of Directors authorized an additional $30.0 million for share repurchases under the plan.  As of October 1, 2011, the remaining approved repurchase amount under the plan was $29.0 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended January 1, 2011.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended October 1, 2011:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal July	221	$27.91	221	$189
(Jul. 3, 2011 through Aug. 6, 2011)

Fiscal August	7	$26.21	7	$30,000
(Aug. 7, 2011 through Sept. 3, 2011)

Fiscal September	40	$25.12	40	$29,004
(Sept. 4, 2011 through Oct. 1, 2011)

	268	$27.46	268

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the third quarter with $6,366 remaining under the plan.  As announced in a publicly issued press release on September 2, 2011, the Board of Directors approved an additional $30,000 for share repurchases under the plan.  There currently is no expiration date on the approved repurchase amount.

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

10.17	Amended and Restated Credit Agreement, dated as of April 27, 2011 (Incorporated by reference to Report on Form 8-K, filed April 28, 2011)

10.18	Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement.*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following financial information from the quarterly report on Form 10-Q of USANA Health Sciences, Inc. for the quarter ended October 1, 2011, formatted in eXtensible Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: November 9, 2011	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial and Accounting Officer)