Form 10-K
period 2011-12-31
USANA HEALTH SCIENCES INC
filed 2012-03-14
CIK 896264

Use these links to rapidly review the document

Item 15. Exhibits, Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2011 was approximately $234,357,000, based on a closing market price of $33.54 per share.

         There were 14,990,415 shares of the registrant's common stock outstanding as of March 2, 2012.

         Documents incorporated by reference.    The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2012 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2011
INDEX

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

        In this Annual Report on Form 10-K, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.

 PART I

Item 1.    Business

General

        USANA Health Sciences, Inc. was founded in 1992 by Myron W. Wentz, Ph.D. We develop and manufacture high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 15 markets worldwide where we distribute and sell our products by way of direct selling. Our net sales in fiscal year 2011 were $582 million, of which 74.6% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are becoming more sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations unique both to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates are independent distributors of our products, who also purchase our products for personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of December 31, 2011, we had 222,000 active Associates and 64,000 active Preferred Customers worldwide.

Recent Developments

        In 2011, we increased our international expansion efforts by announcing and preparing for our entry into Thailand, France, and Belgium. We expect our operations in France and Belgium to begin at the end of the first quarter of 2012, and we expect our operations in Thailand to have fully commenced by the middle of the second quarter of 2012. Thailand and France are among the top Direct Selling markets in the world, and we are encouraged by the growth opportunity that these markets provide. Further, we believe the opening of France and Belgium will provide our North American Associates additional opportunity to expand their business internationally. This is particularly true for many of our Canadian Associates who have direct ties to France.

        We continued integrating our China subsidiary, BabyCare, into our business during 2011. We introduced several USANA products for sale in China and continued educating our Associates on our China compensation plan to help them understand how to appropriately grow their businesses in China. Additionally, we continued to make progress on obtaining additional provincial direct selling licenses.

        In 2011, we also began implementing a strategy to stabilize and grow our North America region. This strategy is centered on a number of key initiatives, including: (i) strengthening the partnership between USANA and its North American Associates; (ii) developing the leadership and marketing skills of our Associates; (iii) personalizing our products, technologies and systems to meet the individual needs of our Associates; (iv) innovating to develop new products and technologies; and (v) offering North America-specific incentives and promotions. To develop and support these initiatives, we have expanded our corporate and management team. While this is a long-term strategy that will require upfront investment and patience, we believe that our successful execution of this strategy could produce results as early as the fourth quarter of 2012. Additionally, we believe our entry into the France and Belgium markets will encourage North American Associates to expand their businesses.

Products

        The following table summarizes our product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals
Essentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2009—33% 2010—30% 2011—29%	USANA® Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health, and are intended to be used in conjunction with the Essentials.

		2009—43% 2010—47% 2011—50%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet, and sustained energy throughout the day.

		2009—12% 2010—12% 2011—11%	Nutrimeal Fibergy RESET™ weight-management program and accompanying RESET kit
Sensé—beautiful science®

Includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are designed to complement inner nutrition for the skin provided by the USANA Nutritionals and are manufactured with our patented, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh without adding traditional chemical preservatives.

		2009—9% 2010—8% 2011—7%	Daytime Protective Emulsion Night Renewal Perfecting Essence

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2009—3% 2010—3% 2011—3%	Associate Starter Kit Product Brochures

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young child age groups in China.

        As we continue to increase our focus on personalization and innovation, we will look for product opportunities such as our MyHealthPak™ product. MyHealthPak is a fully customized pre-packaged supplement regimen, similar to the HealthPak 100™ and can include virtually any of the Essentials and Optimizers. Additionally, MyHealthPak is currently only available to our customers in the United States and as part of our personalization and innovation initiative we will look for opportunities to expand this offering into other of our markets.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years are as follows:

	Year Ended
Top-selling products	2009	2010	2011
USANA® Essentials	19%	18%	18%
Proflavanol®	11%	11%	12%
HealthPak 100™	12%	10%	9%

Geographic Presence

        Our products are distributed and sold in 15 markets. We have organized our markets into two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.

North America

        North America is our most mature region and includes the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, and Mexico. The most recent market expansion in this region was our entry into Mexico in 2004. For several years, North America has been our most challenging region. Our North America growth strategy, which is discussed elsewhere in this report, is intended to reverse our declining trend in North America and generate growth. We note that North America will become our North America/Europe region with the opening of business in France and Belgium in 2012.

Asia Pacific

        Asia Pacific is organized into three sub-regions: Southeast Asia/Pacific, Greater China, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Southeast Asia/Pacific—Australia, New Zealand, Singapore, Malaysia, and the Philippines

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  North Asia—Japan and South Korea

(1)
Our business in China is that of BabyCare, our wholly-owned subsidiary.

        Growth in our Asia Pacific region over the last several years has been led by our Hong Kong market. Our most recent market expansions in this region include our entry into the Philippines in 2009 and our entry into mainland China in 2010 through our acquisition of BabyCare. These two markets have contributed to our recent growth in this region. Moving forward we anticipate growth in this region to come from emerging markets such as the Philippines, South Korea, China, and Thailand. Our Thailand market will be included in Southeast Asia/Pacific.

Net Sales by Region

        The following table shows net sales by geographic region for our last three fiscal years. We report net sales in a geographic region if a product shipment originates in that geographic region. Additional financial information relating to our geographic regions can be found in Note M to the Consolidated Financial Statements.

	Years Ended
Region	2009		2010		2011
	(in thousands)
North America
United States	$151,663	34.7%	$150,893	29.2%	$148,061	25.4%
Canada	65,682	15.1%	69,411	13.4%	67,024	11.5%
Mexico	22,384	5.1%	21,843	4.2%	21,301	3.7%

	239,729	54.9%	242,147	46.8%	236,386	40.6%
Asia Pacific
Southeast Asia/Pacific	95,185	21.8%	99,311	19.2%	111,447	19.2%
Greater China	81,455	18.6%	152,280	29.4%	204,822	35.2%
North Asia	20,571	4.7%	23,906	4.6%	29,284	5.0%

	197,211	45.1%	275,497	53.2%	345,553	59.4%

	$436,940	100.0%	$517,644	100.0%	$581,939	100.0%

Research and Development

        Our research and development efforts are focused on developing and providing high-quality, science-based products that promote long-term health and reduce the risk of chronic degenerative disease. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities to reformulate our existing products.

        In 2011, we continued our relationship with the Linus Pauling Institute ("LPI") at Oregon State University. Our goal is to better determine and understand the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease. As part of this relationship, our in-house research team works closely with LPI on nutritional and clinical research. In 2012, we plan to continue our research efforts with LPI and maintain our ongoing nutrition research in preventing oxidative stress, glycemic stress, and chronic inflammation.

        Our goal is to maintain a sharp focus on nutrition—both inside and outside the body—in promoting health and preventing chronic degenerative disease. Because we believe in focusing primarily on key health issues within our society rather than on fads, we typically do not introduce a new product unless we believe that it can provide health benefits to a significant number of our customers. As a result, we maintain a focused and compact line of products, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and natural versus synthetic. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2009, 2010, and 2011, we expended $3.6 million, $3.8 million, and $4.1 million, respectively, on product research and development activities. We intend to continue dedicating resources at similar levels for research and development in future years.

Manufacturing and Quality Assurance

        We conduct nearly all of the manufacturing, production and quality control operations for our nutritional and personal care products in-house. We have established and maintain a manufacturing and quality control facility in Salt Lake City, Utah. BabyCare manufactures and produces nearly all of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. Additional information about our U.S. manufacturing, production and quality control operations is set out below.

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

        Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration ("FDA"), Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with Good Manufacturing Practice regulations ("GMPs") and with labeling claims. Based on these audits, our Salt Lake City manufacturing facility has received and maintains certifications from the Islamic Foods and Nutrition Counsel of America in compliance with Halal, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the Therapeutic Goods Act of 1989.

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with the GMPs for dietary supplements.

Personal Care Manufacturing

        Historically, we have manufactured the majority of our personal care products at our Draper, Utah manufacturing facility. In 2011, we moved the manufacturing of our personal care products to our Salt Lake City facility to maximize efficiency and reduce costs on these items. The production process for personal care products includes identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring the raw materials, mixing raw materials into batches, analyzing liquid batch quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests.

        At our Salt Lake City facility, we have standard technology for producing batches of personal care items, and we have semi-automatic packaging equipment for packaging end products. We employ qualified staff to develop, implement, and maintain a quality system. Although the FDA has not promulgated GMPs for personal care items, it has issued guidelines for manufacturing personal care products. We voluntarily maintain compliance with the guidance established by FDA and the Personal Care Products Council.

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 26% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes and nutrition bars, and certain of our personal care products. Products manufactured at these locations must also go through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

Quality Control/Assurance

        We conduct quality control processes in two in-house laboratories that are located in Salt Lake City, Utah. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our laboratory staff also performs chemical assays on vitamin and mineral constituents, using United States Pharmacopoeia methods and other internally validated methods. In addition to our quality control and clinical laboratories, our headquarters facility also houses a laboratory designated for research and development. We also perform processes similar to those described above at our labs in China.

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

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's "down-line" sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products as well as our policies and procedures. We sell these kits at a nominal cost averaging $30 in each of our markets. No other investment is required to become an Associate and start a home-based business with USANA.

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

        Individuals who reside in China and who are interested in being part of USANA's organization in China may do so by joining BabyCare as an Associate. The process for joining BabyCare is very similar to the process for joining USANA and requires an initial Associate application and an agreement by the Associate to adhere to the policies and procedures in China. Much like our operations in other markets, an Associate in China is provided with opportunities to build a sales organization and receive compensation for sales generated by that organization. Associates in China do not participate in USANA's Compensation Plan and, therefore, are compensated under the plan created and implemented specifically for China.

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan. Our China operations also utilize a Preferred Customer program, which is similar to USANA's Preferred Customer program in other markets.

Associate Training and Motivation

        Initial training of Associates about the products, the Compensation Plan, network marketing, and about USANA is provided primarily by an Associate's sponsor and others in their sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, as well as provide reprints from other commercial publications that feature USANA and may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to: sell our products, attract new Associates and Preferred Customers to purchase our products, and educate and train new Associates regarding our products and Compensation Plan.

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

        Associates can earn compensation in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions through generating sales volume points, which are a measure of the product sales of their down-line sales organization. Sales volume points are assigned to each of our products and comprise a certain percent of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must purchase a certain amount of product each month ("Qualifying Purchases"), which they may resell to consumers or use personally. Associates do not earn commissions on these Qualifying Purchases. Associates only earn commissions on the purchase of products by Associates in their down-line organization and Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their down-line organization. Commissions are paid only when products are sold. We pay Associate commissions on a weekly basis. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets.

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

        We endeavor to integrate our Compensation Plan seamlessly across all markets where legally permissible, allowing Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by establishing or expanding their down-line in any of the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into our Compensation Plan. As a result of the direct selling laws in China, our Associates in that market do not participate in USANA's Compensation Plan. Instead, they are compensated under a plan that has been created and implemented specifically for China.

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

        Emphasis on Research and Development.    We have a technical team of experienced scientists, including several holding Ph.D. degrees, quality engineers, and regulatory specialists who contribute to our research and development activities. In our research and development laboratories, our scientists and researchers:

  •
  Investigate activities of natural extracts and formulated products in laboratory and clinical settings;

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

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies which are intended to further evaluate the efficacy of our products. In addition, we work with outside research organizations to further support various aspects of our research and development efforts. One of these organizations is the Linus Pauling Institute at Oregon State University. Our work with the Linus Pauling Institute advances the science of human nutrition and health, provides us with valuable information to formulate and upgrade our nutritional products, and allows us to better advise our customers on how to use USANA products. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, Sydney University in Australia, The Orthopedic Specialty Hospital ("TOSH") and Utah State University. Additionally, our Scientific Advisory Council, comprised of health care professionals and nutritional science experts worldwide, provides us with valuable insights into product applications and efficacy. It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we can provide what we believe to be some of the highest quality health products in the industry.

        In-house Manufacturing.    We manufacture products that account for approximately 74% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

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

        Science-based Products.    As a result of our emphasis on research and development and our in-house manufacturing capabilities, we have developed a focused line of high-quality health products that we believe provides health benefits to our customers. Our products have been developed based on a combination of published research, in-house laboratory and third-party clinical studies, and sponsored research. Additionally, we design, manufacture, package, and label our products in a manner that we believe is consistent with the more stringent pharmaceutical standards, rather than the standards set for dietary supplements.

        Attractive Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We believe that our Compensation Plan is one of the most financially rewarding in the network marketing industry. We further incent our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is, where legally permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a down-line organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets. We believe that our compensation plan in China is also among the most rewarding distributor compensation plans in that market.

        To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates. For example, we offer an interactive presentation tool, called Health and Freedom Solution, which was created and designed to help our Associates easily explain and share the USANA opportunity, including the benefits of our products and our Compensation Plan.

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

        Business Model.    We believe that our business model provides, among others, the following advantages:

  •
  No requirement for a company-employed sales force to sell our products, with a relatively low incremental cost to add a new Associate;

  •
  Commissions paid to our Associates are tied to sales performance;

  •
  Accounts receivable are minimal because payment is required at the time an Associate or Preferred Customer purchases product;

  •
  A stream of recurring revenue from our monthly product subscription program known as "Autoship," which we utilize in all of our markets (for the year ended December 31, 2011, this program represented 35% of our sales); and

  •
  We can expand into new international markets with moderate investment because, for markets other than China, we generally maintain only one administrative and customer support office and one warehouse in each of these markets.

        Experienced Management Team.    Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, international development, marketing, customer network development, information technology, finance, legal, regulatory and operations. This team is responsible for supporting growth, research and development, international expansion, strengthening our financial condition, and improving our internal controls.

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Associates.    Our Associates are the key to the growth of our business. Accordingly, we must continue to attract and retain Associates. For this reason, our management team maintains a close working relationship with our Associate leaders. One of our key initiatives in 2012 is to continue to strengthen this working relationship by holding more in-person meetings between management and Associates and by providing additional leadership training for Associates. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates. Additionally, we continue to increase our investment in these events and in the marketing of our Compensation Plan to aid Associates in improving the productivity of their businesses. Over the last couple of years we have worked closely with certain of our Associate leaders to develop new and unique training tools to assist in the personal development and growth of our new Associates. These training tools are designed to serve as a guide for someone new to USANA and network marketing who has the entrepreneurial spirit to own and operate a home-based business. In addition to these new sales tools, we have also increased our emphasis on building global awareness of the USANA brand. This includes our new sponsorship of the U.S. Ski Team, as well as our enhanced partnership with the Women's Tennis Association ("WTA"). Not only are we the official health supplement supplier to the WTA, but we now have six top players who are dedicated to promoting our products and brand. We seek to leverage this relationship to build brand credibility and increase product consumption and loyalty. In addition to our sponsorship of professional athletes, we seek to advertise and collaborate with credible, nationally recognized organizations and individuals to enhance our global brand. In 2012, we began a strategic relationship with Dr. Mehmet Oz. Over the past 5 or 6 years, the world has witnessed the overwhelming rise in popularity of Dr. Oz and, now, he has become a nationally recognized part of American culture. In January 2012, Dr. Oz participated as a surprise guest on the USANA monthly leadership call and the response from our Associates was overwhelmingly positive. In February 2012, USANA participated in "The Health and Happiness Summit with Dr. Oz" at Radio City Music Hall in New York City. Dr. Wentz and Dave Wentz directly participated in this event and thousands of our Associates attended this event as well. Going forward, this relationship will include Dr. Oz's participation on future leadership calls and, more importantly, his participation at our Annual International Convention in August 2012. While branding efforts such as this have a global reach, the primary objective of this initiative is to grow sales and the number of Associates in North America.

        Successfully Develop China.    In light of the rapid growth in our Asia Pacific region and our successful Asian Associate base, we believe that China represents the most significant and imminent growth opportunity for us. To capitalize on this opportunity, in August 2010, we indirectly acquired BabyCare, a direct selling company organized under the laws of China. We believe our acquisition of BabyCare accelerates our growth potential in China for several reasons, including: (i) the license granted to BabyCare from the Chinese government, which allows BabyCare to engage in direct selling in the municipality of Beijing; and (ii) BabyCare's existing management team, which has agreed to continue to operate BabyCare and has extensive experience in the Chinese direct selling market as well as in Chinese government relations. BabyCare is working to obtain similar direct selling licenses in other provinces within China. Our growth strategy in China entails continuing to register USANA products in China and educate our Associates on BabyCare's Compensation Plan in China. In 2011, we successfully launched several of our key Optimizers and Sensé products in China through BabyCare. The launch of these products expanded our presence in China's adult supplement market and, consequently, expanded our Associates' sales opportunities to existing and prospective Chinese customers.

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually reviewing the latest scientific findings related to nutrition, conducting in-house research and clinical trials, looking at new technologies, and attending scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by our customers, we will generally pursue development of that product. Our research and development focus in 2012 and going forward will be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. An example of our personalization efforts is our MyHealthPak™ product, which is a fully customized, pre-packaged supplement regimen that can include virtually any of our Essentials and Optimizers. We will also enhance our focus on innovation to develop new products and technologies. To facilitate this, we have expanded our research and development team, increased our research and development investment, and expanded our collaborations with outside scientific experts and organizations.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. In 2011, we announced our intent to become more aggressive in our international expansion efforts. To this end, we announced that we would commence operations in Thailand, France and Belgium in 2012. We expect our operations in France and Belgium to begin at the end of the first quarter of 2012, and we expect our operations in Thailand to have fully commenced by the middle of the second quarter of 2012. These new markets, as well as any future markets we may consider, are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by creating a down-line across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate the future markets that we open into this plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing sales in that market.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

        Personalization.    In pursuing the personalization of our products, technologies, and systems to meet the individual needs of our Associates, we will look to and consider the opportunities that each of the above items present in helping to accomplish this objective. We plan to introduce some of the results of our focus on personalization and innovation at our Annual International Convention in 2012.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc.; and NBTY, Inc. Based on information that is publicly available, 2010 net sales of the aforementioned companies ranged from $1.5 billion to $10.3 billion. There are other manufacturers of competing product lines that have or may launch direct selling enterprises that compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 1.6% in 2009, and 1.1% in both 2010 and 2011. Because our emphasis on customer satisfaction is a hallmark of our business model, our standard policy allows Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned Associates and Preferred Customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets.

Major Customers

        Sales are made to independent Associates and Preferred Customers. No single customer accounted for 10% or more of net sales. Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Associate leaders and their downline sales organizations. Although no single Associate accounted for 10% or more of our net sales, the loss of a key Associate leader or that Associate's downline sales organization could adversely affect our net sales and our overall operating results.

Compliance by Associates

        We continually monitor and review our Associates' compliance with our policies and procedures as well as the laws and regulations applicable to our business. Part of this review entails an assessment of our Associates' sales activities to ensure that Associates are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates must use marketing and promotional materials provided by USANA. Associates who have achieved a certain leadership threshold are permitted, however, to produce their own marketing and promotional materials, but only if such materials are approved by USANA prior to use.

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

        We believe that Associate compliance is critical to the integrity of our business, and, therefore, we are aggressive in ensuring that our Associates comply with our policies and procedures. As explained above, when an Associate fails to comply with our policies and procedures, we may terminate their purchase and distribution rights. From time to time, we become involved in litigation with Associates whose purchase and distribution rights have been terminated. We consider such litigation to be routine and incidental to our business and will continue to be aggressive in ensuring that our Associates comply with our policies and procedures.

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory, and communication functions through the use of sophisticated and dependable information processing systems is critical to our success. Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes which support our global operations 24 hours a day and 365 days a year. Three of our most critical applications include:

  •
  A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, real-time reporting engine, Company and product information, web-hosting, email, and other tools to help Associates effectively manage their business and down-line organizations.

  •
  A web-based order-entry system that handles order entry, customer information, compensation, the hierarchy of Associates, returns, invoices, and other transactional-based processes.

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

Regulatory Matters

        Product Regulation.    Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of nutrition, health, beauty, and weight-management products. In the United States, advertisement of our products is regulated by the Federal Trade Commission ("FTC") under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act ("FDCA") and the regulations thereunder. USANA products in the U.S. are also subject to regulation by, among others, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies in each country in which they are distributed. For example, in Australia, product registration, labeling and manufacturing is regulated by the TGA and, in Japan, the Ministry of Health, Labor and Welfare. In China, the State Food and Drug Administration ("SFDA") regulates product registration, labeling and manufacturing.

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

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements.

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

        The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this law.

        In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country's Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. For example, China extensively regulates the registration, labeling and marketing of our products. In China, our nutritional products are typically classified as "health foods" and our personal care products are typically classified as "non-special purpose cosmetics". The registration process for health foods is complex and generally requires extensive analysis and approval by the

SFDA. As a result, it may take several years to register a product as a health food in China. In addition to the health food products for which registration has already been successfully completed, we registered several USANA health food products and introduced these products for sale by our Associates in China during 2011. We continue to work through the registration process for other health food products, which we also hope to begin selling through BabyCare in the future.

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

        In addition to the FTC, each state has enacted its own "Little FTC Act" to regulate sales and advertising. Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have, from time to time, modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is compliant with the laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Associates could be found not to be compliant with applicable laws and regulations. Failure by an Associate or by us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general.

        The direct selling laws and regulations in China require us to operate under a business model, which is different from our global business model. To expand into China and comply with these regulations, we indirectly acquired BabyCare in August 2010 and will utilize BabyCare's existing business model, which has been designed specifically for China. China's direct selling regulations contain both financial and operational restrictions for direct selling companies. For example, BabyCare, and other direct selling companies, are not permitted to pay multi-level compensation to sales representatives and are also limited in the amount of single-level compensation that they may pay to sales representatives. Additionally, BabyCare is required to obtain various licenses and approvals to conduct its direct selling business in China. BabyCare has been granted a license to engage in direct selling activities in the municipality of Beijing and is working to obtain similar licenses in other cities and provinces. This license allows BabyCare to operate under its direct selling business model in Beijing by utilizing non-employee sales representatives to sell products away from fixed retail locations. In cities and provinces where BabyCare has not been issued a direct selling license, it must operate under a retail sales model. Under this retail model, BabyCare utilizes non-employee sales representatives to sell its products through retail stores in the applicable city or province. BabyCare has also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by BabyCare to sell products and provide services to BabyCare customers. If, and when, BabyCare receives a direct selling license in other cities and provinces, it will continue to transition away from this retail model and integrate its direct selling business model in these cities and provinces.

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

        Transfer Pricing Regulation.    In the U.S. and many other countries, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. or international entities and are taxed accordingly. We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, agreements between our subsidiaries and us have been entered into for services and contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing study. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings may be adversely affected. The tax treaties between the U.S. and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Intellectual Property

        Trademarks.    We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 16 trademarks that are registered with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

        Patents.    We have three U.S. patents. Two of our patents relate to the method of extracting an antioxidant from olives and the byproducts of olive oil production. These patents were issued in 2002 and will continue in force until December 20, 2019. In 2003, we entered into a licensing agreement with a supplier to make olive extract using our patented process. Our third patent relates to a method of self-preserving our Sensé™ line of personal care products. This patent was issued in May 2007 and will continue in force until August 5, 2024.

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

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 2, 2012 we had no significant backlog of orders.

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

Employees

        As of March 2, 2012 we had approximately 1,290 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

Additional Available Information

        We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. We maintain a World Wide Web site at www.usanahealthsciences.com. The information on our web site should not be considered part of this report on Form 10-K.

        We make available, free of charge at our corporate web site, copies of our annual reports on United States Securities and Exchange Commission ("SEC") Form 10-K, quarterly reports on SEC Form 10-Q, current reports on SEC Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC's on-line database, which is located at www.sec.gov.

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

        Our Hong Kong market accounts for a significant part of our business. Any decline in sales or customers in this market, without a corresponding increase in sales and customers in our China market through BabyCare, would harm our business, financial condition and results of operations.    Over the past few years, the majority of our sales and Associate growth has occurred in our Hong Kong market, which represented 26.9% of our net sales in 2011. Following our acquisition of BabyCare in China, we announced that we would shift our international attention to growing our business in China. As a result of this strategy, we will likely experience a decline in sales and/or customers in our Hong Kong market. Factors that could contribute to a decline in Hong Kong include, among other things: (i) we have many Associate leaders in Hong Kong who qualify to do business in both Hong Kong and China and who may shift their attention to growing their businesses in China; and (ii) many of our Associates, who act simply as consumers of our products and have historically purchased our products in Hong Kong, may begin to purchase our products in China. Any decline in the performance of our Hong Kong market without a corresponding increase in the performance in China would harm our business, financial condition and results of operations. We must comply with significant legal and regulatory requirements to engage in direct selling in China and must also use a separate compensation plan for our Associates in China, which is structured differently than our compensation plan in other markets. Although we believe that, in light of our successful Asian Associate base, we will be successful in growing our business in China, it is difficult to assess the extent to which our Chinese business model and Associate compensation plan will be accepted or successful in that market. Although we are required to conduct our operations in China through BabyCare, we believe that our success in China will depend on our ability to successfully integrate, to the extent legally possible, our operations with BabyCare's operations. This includes, among other things, registering USANA products, in a timely manner, for sale in China and educating our Associates on our Compensation Plan in China. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will not experience a decline in sales and/or customers in our Hong Kong market or that we will be successful in growing sales and customers in China.

        Difficult economic conditions may adversely affect our business.    Over the past few years, economic conditions in many of the markets where we sell our products have resulted in challenges to our business. This is particularly true in our North America region, where, despite various initiatives, our business has continued to decline. We cannot predict whether world or market specific economies will improve or deteriorate in the future. If difficult economic conditions continue or worsen, we could experience declines in net sales, profitability and cash flow due to lower demand for our products or other factors caused by economic challenges faced by our customers, potential customers or suppliers. Additionally, these conditions may result in a material adverse effect on our liquidity and capital resources or otherwise negatively impact our operations or overall financial condition.

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

        We can provide no assurances that the number of Associates will increase or remain constant or that their productivity will increase. Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. We experienced a 2.6% decline in the number of active Associates during 2011. Prior to 2011, we experienced a 14.6% increase in the number of active Associates during 2010, and a 0.5% increase during 2009. In particular, we have experienced declines in the number of active Associates in the United States and, most recently, Hong Kong. If our initiatives for 2012 do not drive growth in our Associate numbers, particularly in the United States and other markets where our Associate numbers have declined, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

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

  •
  High-visibility investigations or legal proceedings against network marketing companies by federal or state authorities or private citizens;

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

        Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.    Our line of business is highly competitive and sensitive to the introduction of new competitors, new products and/or new distributor compensation plans. Network marketing companies commonly attempt to attract new distributors by offering generous distributor compensation plans. We believe our Compensation Plan is among the most competitive and generous in the network marketing industry. From time to time, we modify components of our Compensation Plan in an effort to (i) keep it competitive and attractive to existing and potential Associates, (ii) cause or address a change in Associate behavior, (iii) incent Associates to grow our business, (iv) conform to legal and regulatory requirements, and (v) address other business needs. In light of the size and diversity of our Associate force and the complexity of our Compensation Plan, it is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. For example, certain changes we made to our Compensation Plan in 2008 were very successful in certain markets in our Asia Pacific region, but were unsuccessful in many of our markets and regions. In 2010, we made additional changes to our Compensation Plan in an effort to encourage more entrepreneurial Associates to join the Company and build a sales organization at an accelerated pace. While these changes successfully caused us to enroll more entrepreneurial Associates, they have made it more challenging for us to enroll Associates in general, including those who simply consume our products and are less entrepreneurial. As a result, our Associate counts have decreased in most of our markets, including North America. We cannot assure you that our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure you that any changes we make to our Compensation Plan will achieve our desired results.

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

        Legal action by former Associates or third parties against us could harm our business.    We continually monitor and review our Associates' compliance with our policies and procedures as well the laws and regulations applicable to our business. From time to time, some Associates fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the particular Associate. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of an Associate's purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against the Company. Our competitors have also been involved in this type of litigation, and in some cases class actions, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Associates against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers. We believe that Associate compliance is critical to the integrity of our business, and, therefore, we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures. As such, we cannot assure you that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business.

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

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 50.1% of our outstanding common stock at December 31, 2011. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements. Nevertheless, any action by the FDA which determined that our processes were non-compliant with dietary supplement GMPs, could materially adversely affect our ability to manufacture and market our products. Additionally, the Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this new law. Nevertheless, any action by the FDA in response to a serious adverse event report that may be filed by us could materially and adversely affect our ability to successfully market our products.

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

        The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

        In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our Compensation Plan seamlessly in all existing or future markets. For example, in August 2010, we indirectly acquired BabyCare, a nutritional supplement company that is licensed by the government of the People's Republic of China (the "PRC" or "China") to engage in direct selling in the Municipality of Beijing. Under Chinese law, single-level compensation models are permitted, but multi-level compensation models, as practiced by USANA and many other direct selling companies, are not. Our operations in China, therefore, utilize a single-level compensation model, which is separate and different from our Compensation Plan in our other markets. We will continue to utilize a separate compensation model in China, and USANA's Compensation Plan will not be integrated into or utilized in China.

        Our operations in China are subject to significant government scrutiny and may be harmed by the results of such scrutiny.    Because of the government's significant concerns about direct selling activities, government regulators in China closely scrutinize activities of direct selling companies or activities that resemble direct selling. The regulatory environment in China with regard to direct selling is evolving, and officials in multiple national and local levels in the Chinese government often exercise broad discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government has found have been engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

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

        Our business will be adversely affected if Chinese regulatory authorities view our direct selling and other corporate activities as non-compliant with applicable Chinese laws and regulations.    Our operations in China may be deemed to be subject to numerous Chinese commercial laws, including restrictions on foreign investments. In addition, the Chinese regulatory authorities with jurisdiction over our operations may change applicable laws and regulations or impose additional requirements and conditions with which we may be unable to comply. Our operations in China are licensed to engage in direct selling activity in the Municipality of Beijing. We have not sought confirmation from Chinese regulatory governmental authorities whether our structure and business in China complies with applicable Chinese laws and regulations, including regulation of direct selling business in China. If:

  •
  Chinese authorities deem our corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

  •
  Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which we are unable to comply; or

  •
  We are found to violate any existing or future Chinese laws or regulations;

the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, revoking business licenses, requiring us to restructure our China ownership or operations, and require us to discontinue some or all of our business in China. Any of these actions would adversely affect our business.

        The direct selling license granted to our operations in China is limited in its scope.    To engage in direct selling activity outside the Municipality of Beijing, we will be required to obtain licenses from other municipalities and provinces within China. If we are unable to obtain additional necessary national and local government approvals in China as quickly as we would like, our ability to expand and grow our business could be negatively impacted. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve. The process is time-consuming and expensive. The complexity of the approval process, as well as the government's continued cautious approach as direct selling develops in China, makes it difficult to predict the timeline for obtaining additional approvals. If the results of the government's evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market, could be negatively impacted. We currently are only allowed by the PRC to sell through direct selling the limited number of products that are manufactured in China by us. If we wish to sell additional products (other than those already approved) through the direct-selling channel, we must successfully complete a product approval process similar to the process described above. We cannot assure that we will be successful in obtaining such additional product approvals on a timely basis or at all.

        A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities.    Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration of Foreign Exchange ("SAFE"). SAFE regulations require extensive documentation and reporting, some of which are burdensome and slows payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the businesses they own for other reasons. Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in the calculation of distributable net income of our operations in China that may limit our ability to pay dividends and other distributions to stockholders. Chinese law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not distributable as dividends. These rules and possible changes could restrict us from repatriating funds.

        Our ability to enforce our material agreements in China is uncertain.    Chinese law will govern our material operating agreements. There is no assurance that we will be able to enforce those material agreements or that remedies will be available outside China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial laws, leading to a substantial degree of uncertainty as to the outcome of litigation. The inability to enforce or obtain a remedy under our agreements may have a material adverse impact on our operations.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a significant portion of our net sales have been generated outside the United States. Such sales for the year ended December 31, 2011 represented 74.6% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets and settlement of intercompany transactions. At times in the past we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We did not enter into any such contracts during 2011, but we may look to something like this in the coming year. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers, could have a material adverse effect on our business, financial condition, or results of operations.    We acquire all of our raw

materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. We also contract with third-party manufacturers and suppliers for the production of some of our products, including most of our gelatin-capsuled supplements, Probiotic, Rev3 Energy™ Drink, our powdered drink mixes and nutrition bars, and certain of our personal care products. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. There is a risk that any of our suppliers or manufacturers could discontinue manufacturing our products or selling their products to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. We have, in the past, discontinued or temporarily stopped sales of certain products that were manufactured by third parties while those products were on back order. There can be no assurance that suppliers will provide the raw materials or manufactured products that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials and products, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

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

        Our manufacturing activity is subject to certain risks.    We manufacture approximately 74% of the products sold to our customers at our Salt Lake City location. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Corporate Headquarters

        Our world-wide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. This facility includes space for manufacturing, distribution, and administrative functions.

Additional Manufacturing

        We own a 31,000 square foot manufacturing facility in Tianjin, China, which is currently used to manufacture our Sensé products that are sold in China and a nominal amount of third-party skin-care products. The majority of our other China products are manufactured at leased facilities in this market.

Other Office and Distribution Warehouse Facilities

        We own a 45,000 square foot office/warehouse building in Sydney, Australia and we lease regional offices and distribution warehouses located in each of the remainder of our markets. Additionally, we lease retail centers for our operations in China.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sale prices for our common stock as reported on the NYSE for the periods indicated:

2010	High	Low
First Quarter	$32.84	$24.34
Second Quarter	$39.20	$30.11
Third Quarter	$45.00	$36.71
Fourth Quarter	$45.50	$39.00

2011	High	Low
First Quarter	$44.22	$32.00
Second Quarter	$38.50	$26.81
Third Quarter	$33.68	$23.10
Fourth Quarter	$35.88	$25.69

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

        On March 2, 2012, the high and low sales prices of our common stock as reported by NYSE were $37.14 and $36.12, respectively.

Shareholders

        As of March 2, 2012, we had 384 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock and we currently have no plans to do so. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        Purchases made during the quarter ended December 31, 2011 for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
Fiscal October	0	$0.00	0	$29,004
(Oct. 2, 2011 through Nov. 5, 2011)
Fiscal November	0	$0.00	0	$29,004
(Nov. 6, 2011 through Dec. 3, 2011)
Fiscal December	25	$30.57	25	$28,246
(Dec. 4, 2011 through Dec. 31, 2011)

	25	$30.57	25

*
The Company's share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company's Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the fourth quarter with $29,004 remaining under the plan. There currently is no expiration date on the approved repurchase amount.

 Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index, the Nasdaq Stock Market Index*, and nine companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2006, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

        Each of the companies included in the Peer Group markets or manufactures products similar to USANA's products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Avon Products, Inc., NuSkin Enterprises, Inc., Herbalife Ltd., Natural Alternatives International, Inc., Perrigo Company, Reliv International, Inc., Hain Celestial Group, and Lifeway Foods, Inc.

Cumulative Shareholder Return
Dec. 2006 - Dec. 2011

	USNA	S&P 500	Peer Group	Nasdaq*
Dec 06	$100	$100	$100	$100
Dec 07	$72	$104	$119	$110
Dec 08	$66	$64	$84	$65
Dec 09	$62	$79	$119	$94
Dec 10	$84	$89	$145	$110
Dec 11	$59	$89	$201	$108

*
On January 3, 2011, we transferred the listing of our common stock to the New York Stock Exchange from the Nasdaq. We have, therefore, included Nasdaq on our stock performance graph for 2011.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$423,149	$429,012	$436,940	$517,644	$581,939
Cost of sales	87,891	88,878	89,803	95,482	101,692

Gross profit	335,258	340,134	347,137	422,162	480,247
Operating expenses:
Associate incentives	170,383	178,309	196,363	233,187	265,928
Selling, general and administrative(2)	94,174	113,828	99,983	120,759	137,063

Total operating expenses	264,557	292,137	296,346	353,946	402,991

Earnings from continuing operations	70,701	47,997	50,791	68,216	77,256
Other income (expense), net	471	(1,676)	187	648	222

Earnings from continuing operations before income taxes	71,172	46,321	50,978	68,864	77,478
Income taxes	25,530	16,376	17,422	23,213	26,726

Income from continuing operations	45,642	29,945	33,556	45,651	50,752
Loss from discontinued operations, net of tax	(612)	—	—	—	—

Net earnings	$45,030	$29,945	$33,556	$45,651	$50,752

Earnings (loss) per common share:
Basic
Continuing operations	$2.73	$1.87	$2.19	$2.94	$3.30
Discontinued operations	(0.04)	—	—	—	—

Net earnings	$2.69	$1.87	$2.19	$2.94	$3.30

Diluted
Continuing operations	$2.65	$1.85	$2.17	$2.86	$3.26
Discontinued operations	(0.03)	—	—	—	—

Net earnings	$2.62	$1.85	$2.17	$2.86	$3.26

Weighted average common shares outstanding:
Basic	16,734	16,048	15,340	15,528	15,361
Diluted	17,206	16,163	15,432	15,942	15,574
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$58,205	$45,956	$32,469	$66,108	$70,108
Investing activities	(26,010)	(15,206)	(3,197)	(46,853)	(10,609)
Financing activities	(46,886)	(29,765)	(29,502)	(9,577)	(33,372)
Purchase of property and equipment	(26,264)	(16,061)	(4,128)	(4,192)	(10,643)
Repurchase of common stock	(79,580)	(39,873)	(1,654)	(17,031)	(33,459)

	As of
	Dec. 29, 2007	Jan. 3, 2009	Jan. 2, 2010	Jan. 1, 2011(3)(4)	Dec. 31 2011
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,865	$13,281	$13,658	$24,222	$50,353
Working capital	118	(1,860)	11,448	22,648	46,363
Current assets	45,992	52,674	51,926	81,677	106,059
Goodwill	5,690	5,690	5,690	17,267	17,740
Intangible assets, net	—	—	—	41,915	42,637
Total assets	109,128	122,572	123,438	216,636	244,496
Total current liabilities	45,874	54,534	40,478	59,029	59,696
Line of credit	28,000	34,990	7,000	—	—
Other long-term liabilities	2,305	1,212	1,587	1,012	942
Stockholders' equity	32,949	31,836	74,373	146,802	173,910
Other Data:
Active Associates	176,000	198,000	199,000	228,000	222,000
Active Preferred Customers	78,000	71,000	67,000	70,000	64,000

(1)
The Company's fiscal year ends on the Saturday that is closest to December 31. The 2007, 2009, 2010, and 2011 fiscal years were 52-week years. Fiscal year 2008 was a 53-week year. The extra week in 2008 added nearly $7,000 to net sales.

(2)
During 2008, an unanticipated arbitration award was rendered against the Company in the amount of $7,020.

(3)
Revisions relating to deferred taxes and intangible assets have been made to certain balance sheet items as of January 1, 2011. These revisions are discussed further in the Revisions item in Note A to the Consolidated Financial Statements.

(4)
The active Preferred Customer count as of January 1, 2011 has been updated to correct an inaccuracy, which is explained further in the Active Preferred Customers by Region table in Item 7 below.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of USANA's financial condition and results of operations is presented in ten sections:

  •
  Overview

  •
  Customers

  •
  Recent Developments

  •
  Presentation

  •
  Results of Operations

  •
  Quarterly Financial Information

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Inflation

  •
  Critical Accounting Estimates

        This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. Our customer base comprises two types of customer: "Associates" and "Preferred Customers." Associates are independent distributors of our products who also purchase our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 31, 2011, we had approximately 222,000 active Associates and approximately 64,000 active Preferred Customers worldwide.

        We have ongoing operations in 15 markets, which are grouped and presented as follows:

  •
  North America—

  •
  United States (including direct sales from the United States to the United Kingdom and the Netherlands)

  •
  Canada

  •
  Mexico

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific—Australia, New Zealand, Singapore, Malaysia, and the Philippines

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  North Asia—Japan and South Korea

        Additionally, in 2012 we will expand our business to Thailand, France, and Belgium. Thailand will be grouped into Southeast Asia/Pacific, and North America will become our North America/Europe region. Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, net sales, gross profit margins, and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.

Customers

        Because we utilize a direct selling model for the distribution of our products the success and growth of our business is primarily based on our ability to attract new and retain existing Associates to sell and consume our products. Notably, sales to Associates account for the majority of our product sales and represented 90% of product sales during 2011. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

        The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have

(1)
Our business in China is that of BabyCare, our wholly-owned subsidiary.

purchased product from us at any time during the most recent three-month period, either for personal use or for resale.

	Active Associates By Region
	As of January 1, 2011		As of December 31, 2011		Change from Prior Year	Percent Change
North America:
United States	51,000	22.4%	45,000	20.2%	(6,000)	(11.8)%
Canada	24,000	10.5%	23,000	10.4%	(1,000)	(4.2)%
Mexico	11,000	4.8%	10,000	4.5%	(1,000)	(9.1)%

North America Total	86,000	37.7%	78,000	35.1%	(8,000)	(9.3)%
Asia Pacific:
Southeast Asia/Pacific	41,000	18.0%	49,000	22.1%	8,000	19.5%
Greater China	93,000	40.8%	86,000	38.7%	(7,000)	(7.5)%
North Asia	8,000	3.5%	9,000	4.1%	1,000	12.5%

Asia Pacific Total	142,000	62.3%	144,000	64.9%	2,000	1.4%

	228,000	100.0%	222,000	100.0%	(6,000)	(2.6)%

	Active Preferred Customers By Region
	As of January 1, 2011(1)		As of December 31, 2011		Change from Prior Year	Percent Change
North America:
United States	36,000	51.4%	35,000	54.7%	(1,000)	(2.8)%
Canada	14,000	20.0%	14,000	21.9%	—	0.0%
Mexico	4,000	5.7%	3,000	4.7%	(1,000)	(25.0)%

North America Total	54,000	77.1%	52,000	81.3%	(2,000)	(3.7)%
Asia Pacific:
Southeast Asia/Pacific	6,000	8.6%	6,000	9.4%	—	0.0%
Greater China	9,000	12.9%	5,000	7.8%	(4,000)	(44.4)%
North Asia	1,000	1.4%	1,000	1.5%	—	0.0%

Asia Pacific Total	16,000	22.9%	12,000	18.7%	(4,000)	(25.0)%

	70,000	100.0%	64,000	100.0%	(6,000)	(8.6)%

(1)
The Preferred Customer count as of January 1, 2011 has been updated to correct an inaccuracy reported under Greater China. The Preferred Customer count previously reported for our China operations was 14,000, which brought the Preferred Customer count for Greater China to 16,000. These numbers have been corrected to 7,000 for our China operations, and 9,000 for Greater China. This correction represents a change of 7,000 to total Preferred Customers reported as of January 1, 2011.

Recent Developments

        In addition to preparing for entry into Thailand, France, and Belgium, during 2011, we continued integrating our China operations into our business. We introduced several USANA products for sale in China, and continued educating our Associates on our China compensation plan to help them understand how to appropriately grow in this market. Additionally, we continued to make progress on obtaining additional provincial direct selling licenses.

        In 2011, we also began implementing a strategy to stabilize and grow our North America region. This strategy is centered on a number of key initiatives, including: (i) strengthening the partnership between USANA and its North American Associates; (ii) developing the leadership and marketing skills of our Associates; (iii) personalizing our products, technologies and systems to meet the individual needs of our Associates; (iv) innovating to develop new products and technologies; and (v) offering North America-specific incentives and promotions. To develop and support these initiatives, we have expanded our corporate and management team. While this is a long-term strategy that will require upfront investment and patience, we believe that our successful execution of this strategy could produce results as early as the fourth quarter of 2012. Additionally, we believe our entry into the France and Belgium markets will encourage North American Associates to expand their businesses.

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

        Associate incentives expense includes all forms of commissions, compensation, and other incentives paid to our Associates. Compensation paid to our China Associates, although under a different compensation plan, is also included in Associate incentives expense. Incentives paid to Associates include bonuses earned, rewards from contests and promotions, and base commissions, which makes up the majority of our Associate incentives expense. Bonuses are paid out to Associates based on certain business growth criteria, total base commission earnings, and leadership level. Contests and promotions are offered as an incentive and reward to our Associates and are typically paid out only after an Associate achieves specific growth and advancement levels. Base commissions are paid out on the sale of products. Associates earn their commissions based on sales volume points that are generated in their down-line organization. Sales volume points are assigned to each commissionable product and comprise a certain percent of the product price. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their "Qualifying Purchases." Qualifying Purchases are the amount of product that Associates must purchase each month, which they must either resell to consumers or personally use in order to qualify to earn commissions or bonuses under USANA's Compensation Plan. Commissions paid to Associates on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

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

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the periods indicated:

	Fiscal Year
	2009	2010	2011
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.6%	18.4%	17.5%

Gross profit	79.4%	81.6%	82.5%
Operating expenses:
Associate incentives	44.9%	45.0%	45.7%
Selling, general and administrative	22.9%	23.3%	23.6%

Total operating expenses	67.8%	68.3%	69.3%

Earnings from operations	11.6%	13.3%	13.2%
Other income (expense), net	0.1%	0.0%	0.0%

Earnings before income taxes	11.7%	13.3%	13.2%
Income taxes	4.0%	4.5%	4.6%

Net earnings	7.7%	8.8%	8.6%

Summary of 2011 Financial Results

        Net sales increased 12.4%, or $64.3 million, to $581.9 million in 2011, when compared with 2010. This increase is largely due to strong sales growth in certain markets within our Asia Pacific region and includes a full year of our China operations, compared with only partial results in 2010. Net sales during 2011 also benefited from favorable changes in currency exchange rates by approximately $15.0 million, without which net sales would have increased 9.5%. Notably, all of the benefit we received from favorable changes in currency exchange rates took place over the first three quarters in 2011. Changes in currency exchange rates in 2012 may negatively impact net sales and produce more difficult year-over-year comparables for our operating results.

        Net earnings increased 11.2%, or $5.1 million, to $50.8 million in 2011, when compared with 2010. This increase was the result of improved gross profit margins on higher net sales, offset in most part by an increase in Associate incentives and selling, general and administrative expenses.

 Fiscal Year 2011 compared to Fiscal Year 2010

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 1, 2011 and December 31, 2011:

	Net Sales by Region (in thousands) Year Ended
							Approximate impact of currency exchange		Change excluding the impact of currency
					Change from prior year	Percent change
	2010		2011
North America:
United States	$150,893	29.2%	$148,061	25.4%	$(2,832)	(1.9)%	$	N/A	(1.9)%
Canada	69,411	13.4%	67,024	11.5%	(2,387)	(3.4)%		2,700	(7.3)%
Mexico	21,843	4.2%	21,301	3.7%	(542)	(2.5)%		400	(4.3)%

North America Total	242,147	46.8%	236,386	40.6%	(5,761)	(2.4)%		3,100	(3.7)%
Asia Pacific:
Southeast Asia/Pacific	99,311	19.2%	111,447	19.2%	12,136	12.2%		8,300	3.9%
Greater China	152,280	29.4%	204,822	35.2%	52,542	34.5%		1,900	33.3%
North Asia	23,906	4.6%	29,284	5.0%	5,378	22.5%		1,700	15.4%

Asia Pacific Total	275,497	53.2%	345,553	59.4%	70,056	25.4%		11,900	21.1%

	$517,644	100.0%	$581,939	100.0%	$64,295	12.4%		$15,000	9.5%

        North America:    The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the average number of active Associates in this region throughout the year. We believe that this decrease in Associates is predominantly due to difficult economic conditions in North America, coupled with the changes that we made to the commission qualification requirements under our Compensation Plan in the third quarter of 2010. The intent of these changes was to incent more entrepreneurial Associates to join the Company and build a sales organization at an accelerated pace. While the changes have caused us to enroll more entrepreneurial Associates, they have made it more challenging for us to enroll Associates in general, including those who simply consume our products and are less entrepreneurial, particularly in North America. This decrease in active Associates was partially offset by an increase in average spending per Associate on a year-over-year basis, which is also due to the commission qualification changes for new Associates.

        Asia Pacific:    The increase in net sales in this region came from Hong Kong and our emerging markets, which included China, the Philippines, and South Korea. Growth in these markets resulted primarily from higher product sales volume, which was due mostly to an increase in the average number of active Associates throughout the year.

        Net sales in Hong Kong increased 29.0% to $156.7 million in 2011, compared with 2010. Notably, most of this growth was generated during the first half of the year. In addition to an increase in the average number of Associates purchasing, this sales growth was aided by several other events that took place in Hong Kong during 2011. These events included (i) recognition of deferred revenue in the first quarter due to a promotion that ended on the final day of 2010; (ii) a price increase and a surge in sales related to the anticipation of this increase in the first quarter; (iii) a surge in sales ahead of anticipated policy changes during the second quarter; and (iv) a larger than expected surge in sales in the fourth quarter from a successful promotion that we offered during December. Setting aside some of the events that aided Hong Kong's growth in 2011, and in light of our continued focus on growing our mainland China market, we believe that Hong Kong's performance in 2012 will be more in line with its results for the third quarter of 2011, or approximately $35.0 million in net sales per quarter.

        Although Hong Kong's net sales increased in 2011, the number of active Associates in Hong Kong began to decrease during the last half of the year. Hong Kong had 61,000 active Associates at December 31, 2011, which is a 12.9% decrease from the same period of the prior year. Similar to North America, however, an increase in average spending per Associate in Hong Kong, resulting primarily from our commission qualification changes in 2010, has helped to offset the effect on sales of the decline in active Associates in this market.

        Net sales in China increased 208.9% to $23.5 million in 2011, compared with 2010. This increase is due partially to a comparison of China's full year of operations in 2011 with a partial year of operations in 2010, as we acquired our China operations in August 2010. Net sales in the Philippines increased 138.9% to $22.3 million in 2011, compared with 2010, and net sales in South Korea increased 62.9% to $19.5 million. Growth in these markets resulted from higher product sales volume, which was due primarily to an increase in the average number of active Associates throughout the year.

Gross Profit

        The increase in gross profit as a percent of net sales can primarily be attributed to currency benefits received from our international subsidiaries, as the majority of our products sold are manufactured at our corporate headquarters in the United States and transferred to our international subsidiaries. Gross profit also benefitted from lower relative freight costs on shipments to our customers, price increases in Hong Kong, and leverage gained on higher net sales. In 2012, we expect gross profit to be modestly reduced from costs increases on certain of our raw materials and strengthening of the U.S. dollar.

Associate Incentives

        The increase in Associate incentives as a percent of net sales can mostly be attributed to an increased payout under our Matching Bonus program. A higher payout of base commissions under our Associate compensation plan and the impact of currency fluctuations also contributed to the increase in Associate incentives as a percent of net sales. Partially offsetting these increases were (i) the inclusion of China in our operating results for a full year, compared with a partial year in 2010, as the relative payout under the China compensation plan is lower than the payout under the USANA Compensation Plan, and (ii) certain initiatives that the Company put in place in the second quarter of 2010 to manage Associate incentives as a percent of net sales. In 2012, we expect Associate incentives to be modestly lower than in 2011 as a result of price increases and commission payout adjustments that we have made in certain markets.

Selling, General and Administrative Expenses

        The increase in selling, general and administrative expense as a percent of net sales can primarily be attributed to the inclusion of China in our operating results for a full year, compared with a partial year in 2010 (our China operations currently carry significantly higher selling, general and administrative expense as a percentage of net sales that our other markets), and also to expenses associated with our increased branding efforts. This increase was partially offset by leverage gained on increased sales outside the United States in our markets where selling, general and administrative expenses are lower.

        In absolute terms, our selling, general and administrative expenses increased by $16.3 million in 2011, compared with 2010. The most significant components of this increase in absolute terms were as follows:

  •
  Added costs from China's operations of approximately $8.2 million;

  •
  An increase related to our corporate branding efforts of approximately $3.6 million;

  •
  An increase in credit card processing and bank fees of approximately $1.6 million; and

  •
  An increase in travel costs of approximately $1.1 million.

        Although reflected in some of the above items, changes in currency added approximately $3.0 million to overall selling, general and administrative expenses. These increases were partially offset by the decrease of $2.0 million in BabyCare acquisition costs compared with the prior year.

        In 2012, we expect that selling, general and administrative expenses will increase in absolute and relative terms due to increased spending to support our North America growth strategy, as well as to added costs related to our entry into three new markets during fiscal 2012.

Other Income (Expense)

        Other income decreased by $0.4 million due to lower currency exchange gains on intercompany transactions during the year.

Income Taxes

        Income taxes were 34.5% of earnings before income taxes in 2011, compared to 33.7% in 2010. The income tax rate for 2010 was lower due to tax benefits related to changes in uncertain income tax positions, larger prior-year tax benefits, and the level of equity award exercises.

Diluted Earnings Per Share

        While net earnings increased 11.2%, diluted earnings per share increased 14.0% to $3.26. The increase in diluted earnings per share can be attributed to increased net earnings and a lower number of diluted shares outstanding as a result of share repurchases during 2011.

Summary of 2010 Financial Results

        Net sales increased $80.7 million to $517.6 million in 2010, which was an 18.5% increase from 2009. The most significant item impacting net sales during 2010 was an increase in product sales volumes, which resulted from an increase in the number of active Associates in Greater China, partially offset by a decrease in the number of active Associates in North America and Southeast Asia Pacific. This increase included the addition of $7.4 million in net sales from our China operations, which were acquired in August 2010. Net sales during 2010 also benefited from favorable changes in currency exchange rates by approximately $21.0 million.

        Net earnings increased 36.0% to $45.7 million in 2010 from $33.6 million in 2009. This year-over-year increase was primarily the result of higher net sales, improved gross profit margin, and a lower effective tax rate. These improvements were partially offset by a 10 basis point increase in Associate incentives as a percent of net sales, and a 40 basis point increase in selling, general and administrative expenses. Our acquisition in China reduced net earnings in 2010 by approximately $3.1 million, which includes $2.0 million of acquisition costs.

 Fiscal Year 2010 compared to Fiscal Year 2009

        The tables below summarize the changes in our active customer base by geographic region as of the dates indicated:

	Active Associates By Region
	As of January 2, 2010		As of January 1, 2011		Change from Prior Year	Percent Change
North America:
United States	57,000	28.6%	51,000	22.4%	(6,000)	(10.5)%
Canada	25,000	12.6%	24,000	10.5%	(1,000)	(4.0)%
Mexico	15,000	7.5%	11,000	4.8%	(4,000)	(26.7)%

North America Total	97,000	48.7%	86,000	37.7%	(11,000)	(11.3)%
Asia Pacific:
Southeast Asia/Pacific	46,000	23.1%	41,000	18.0%	(5,000)	(10.9)%
Greater China	48,000	24.2%	93,000	40.8%	45,000	93.8%
North Asia	8,000	4.0%	8,000	3.5%	—	0.0%

Asia Pacific Total	102,000	51.3%	142,000	62.3%	40,000	39.2%

	199,000	100.0%	228,000	100.0%	29,000	14.6%

	Active Preferred Customers By Region
	As of January 2, 2010		As of January 1, 2011(1)		Change from Prior Year	Percent Change
North America:
United States	39,000	58.2%	36,000	51.4%	(3,000)	(7.7)%
Canada	16,000	23.9%	14,000	20.0%	(2,000)	(12.5)%
Mexico	3,000	4.5%	4,000	5.7%	1,000	33.3%

North America Total	58,000	86.6%	54,000	77.1%	(4,000)	(6.9)%
Asia Pacific:
Southeast Asia/Pacific	7,000	10.4%	6,000	8.6%	(1,000)	(14.3)%
Greater China	1,000	1.5%	9,000	12.9%	8,000	800.0%
North Asia	1,000	1.5%	1,000	1.4%	—	0.0%

Asia Pacific Total	9,000	13.4%	16,000	22.9%	7,000	77.8%

	67,000	100.0%	70,000	100.0%	3,000	4.5%

(1)
The Preferred Customer count as of January 1, 2011 has been updated to correct an inaccuracy reported under Greater China. The Preferred Customer count previously reported for our China operations was 14,000, which brought the Preferred Customer count for Greater China to 16,000. These numbers have been corrected to 7,000 for our China operations, and 9,000 for Greater China. This correction represents a change of 7,000 to total Preferred Customers reported as of January 1, 2011.

 Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 2, 2010 and January 1, 2011:

	Net Sales by Region (in thousands) Year Ended
							Approximate impact of currency exchange		Change excluding the impact of currency
					Change from prior year	Percent change
	2009		2010
North America:
United States	$151,663	34.7%	$150,893	29.2%	$(770)	(0.5)%	$	N/A	(0.5)%
Canada	65,682	15.1%	69,411	13.4%	3,729	5.7%		6,500	(4.2)%
Mexico	22,384	5.1%	21,843	4.2%	(541)	(2.4)%		1,400	(8.7)%

North America Total	239,729	54.9%	242,147	46.8%	2,418	1.0%		7,900	(2.3)%
Asia Pacific:
Southeast Asia/Pacific	95,185	21.8%	99,311	19.2%	4,126	4.3%		10,400	(6.6)%
Greater China	81,455	18.6%	152,280	29.4%	70,825	86.9%		800	86.0%
North Asia	20,571	4.7%	23,906	4.6%	3,335	16.2%		1,900	7.0%

Asia Pacific Total	197,211	45.1%	275,497	53.2%	78,286	39.7%		13,100	33.1%

	$436,940	100.0%	$517,644	100.0%	$80,704	18.5%		$21,000	13.7%

        North America:    The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the number of active Associates and Preferred Customers in this region. As a manufacturer of premium products, we believe that continued economic challenges, particularly in the consumer products segment, contributed meaningfully to the decrease in active Associates and Preferred Customers. Part of the decrease in the number of active Associates was also due to an increase in the number of North America-based Associates building their businesses in Asia, which results in growth in sales and Associates in Asia Pacific rather than North America.

        The decrease in active Associates throughout 2010 was partially offset by an increase in customer spending, which was a result of two factors. First, in 2010 we changed the structure of our compensation, recognition, and rewards programs in a way that we believed would encourage our Associates to build their businesses more effectively. We believe that these changes were the primary reason for the increase in product sales volume per customer from 2009 to 2010. Second, we implemented certain price increases in the few years leading up to and through 2010, including a price increase of nearly ten percent on our products in Mexico. While our profitability in Mexico improved, we believe that the price increases in this market contributed to the decline in our active Associate count.

        Asia Pacific:    The increase in net sales in this region was primarily due to higher product sales volume due to an increase in the number of active Associates. This increase came predominantly from Greater China. Growth in Greater China was led by Hong Kong, where the number of active Associates increased 100.0% year-over-year and net sales increased 103.8%. Additionally, our acquisition in China added approximately $7.4 million in net sales, 12,000 active Associates, and 7,000 active Preferred Customers to this region. Excluding our China operations, local currency net sales in this region increased 29.4%, the number of active Associates increased 27.5%, and the number of active Preferred Customers remained unchanged.

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

Gross Profit

        The increase in gross profit as a percent of net sales from 2009 to 2010 can be attributed to a decrease in overall raw materials cost, currency benefits, lower relative freight costs on shipments to our customers, production and shipping efficiency due to capital investments, and leverage gained on increased net sales. Additionally, we have implemented certain price increases, notably on some of our larger packs and flagship products, and we discontinued several of our lower gross margin product pack offerings, all of which contributed to our improved gross profit.

Associate Incentives

        Associate incentives as a percent of net sales increased slightly from 2009 to 2010. Notably, during the second quarter of 2010, we implemented a strategic initiative to reduce Associate incentives expense as a percent of net sales. Changes implemented under this initiative were the primary reason that Associate incentives as a percentage of net sales only increased 10 basis points for the full year 2010, when compared with 2009.

Selling, General and Administrative Expenses

        The increase in selling, general and administrative expenses as a percent of net sales from 2009 to 2010 was primarily due to acquisition costs related to our China subsidiary.

        In absolute terms, our selling, general and administrative expenses increased by $20.8 million in 2010, compared with 2009. The most significant components of this increase in absolute terms were as follows:

  •
  An increase in wage-related expenses of approximately $11.7 million, which includes $2.1 million of expenses related to our China operations;

  •
  Acquisition costs related to our China operations of approximately $2.0 million;

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

Diluted Earnings Per Share

        Diluted earnings per share increased $0.69, or 31.8%, to $2.86 for the year. This increase is the result of increased net earnings partially offset by a higher average number of diluted shares outstanding.

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

	Quarter Ended
	April 3, 2010	July 3, 2010	Oct. 2, 2010	Jan. 1, 2011	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec. 31 2011
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$119,087	$126,011	$135,006	$137,540	$143,566	$148,925	$143,501	$145,947
Cost of sales	23,020	22,735	25,157	24,570	25,662	26,208	25,202	24,620

Gross profit	96,067	103,276	109,849	112,970	117,904	122,717	118,299	121,327
Operating expenses:
Associate incentives	54,118	57,065	60,560	61,444	64,807	67,760	66,158	67,203
Selling, general, and administrative	27,458	29,149	30,751	33,401	35,870	33,803	33,365	34,025

Total operating expenses	81,576	86,214	91,311	94,845	100,677	101,563	99,523	101,228

Earnings from operations	14,491	17,062	18,538	18,125	17,227	21,154	18,776	20,099
Other income (expense), net	339	(587)	551	345	101	—	133	(12)

Earnings from operations before income taxes	14,830	16,475	19,089	18,470	17,328	21,154	18,909	20,087
Income taxes	5,189	5,705	6,240	6,079	5,978	7,298	6,524	6,926

Net earnings	$9,641	$10,770	$12,849	$12,391	$11,350	$13,856	$12,385	$13,161

Earnings per common share*:
Basic	$0.63	$0.70	$0.83	$0.78	$0.71	$0.89	$0.82	$0.88
Diluted	$0.62	$0.69	$0.79	$0.75	$0.70	$0.88	$0.81	$0.87
Weighted average shares outstanding:
Basic	15,311	15,318	15,562	15,920	15,911	15,530	15,043	14,958
Diluted	15,513	15,697	16,247	16,479	16,217	15,752	15,205	15,177

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.3	18.0	18.6	17.9	17.9	17.6	17.6	16.9

Gross profit	80.7	82.0	81.4	82.1	82.1	82.4	82.4	83.1
Operating expenses:
Associate incentives	45.4	45.3	44.9	44.7	45.1	45.5	46.1	46.0
Selling, general and administrative	23.1	23.1	22.8	24.3	25.0	22.7	23.3	23.3

Total operating expenses	68.5	68.4	67.7	69.0	70.1	68.2	69.4	69.3

Earnings from operations	12.2	13.6	13.7	13.1	12.0	14.2	13.0	13.8
Other income (expense), net	0.3	(0.5)	0.4	0.3	0.1	—	0.1	—

Earnings from operations before income taxes	12.5	13.1	14.1	13.4	12.1	14.2	13.1	13.8
Income taxes	4.4	4.5	4.6	4.4	4.2	4.9	4.5	4.7

Net earnings	8.1%	8.6%	9.5%	9.0%	7.9%	9.3%	8.6%	9.1%

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. There are currently no material restrictions on our ability to transfer and remit funds among our international markets. Repatriation of funds that are related to earnings considered permanently reinvested in certain of our markets would not result in a tax liability that would have a material impact on our liquidity.

Operating cash flow

        We typically generate positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $70.1 million in 2011, compared with $66.1 million in 2010. The most significant components of this increase were an improvement to net earnings in 2011 compared with 2010, and a change in prepaid expenses and other current assets from 2010 to 2011, which was the result of: (i) a term deposit from our acquisition of BabyCare in 2010 that matured in 2011; (ii) an increase in federal income taxes receivable in 2010; and (iii) an increase in deferred commissions in 2010 related to an increase in deferred revenue from a successful promotion in Hong Kong that ended the final day of 2010. Partially offsetting the increase in cash flow from operating activities was, on a comparative basis, the change in other liabilities related to 2010 increases in deferred revenue, accrued Associate incentives and employee compensation, as well as a change in deferred income taxes which was primarily due to higher stock option exercises in 2010 and the impact of currency translation in 2011.

        As a U.S.-based, multi-national company, reporting in U.S. dollars, our net sales and earnings can be significantly affected by changes in currency exchange rates and it is difficult to estimate the impact that these changes may have on our future operating results. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar relative to the currencies in the countries where we have operations. During 2011, we received a benefit to net sales of approximately $15.0 million related to changes in currency exchange rates. Notably, however, this benefit took place during the first nine months of 2011. In 2012 changes in currency exchange rates may negatively impact net sales and produce more difficult year-over-year comparables for our operating results.

Line of credit

        We have a long-standing relationship with Bank of America. For the last few years, we have maintained a $40.0 million credit facility pursuant to a credit agreement with Bank of America. During the second quarter of 2011 we entered into an Amended and Restated Credit Agreement with Bank of America, which, among other things, extends the term of our credit facility through April 2016 and increases the amount that we may borrow under the credit facility to $60.0 million. We have not drawn on this line of credit since it was amended in the second quarter, and, as of December 31, 2011 there was no outstanding balance on this line of credit.

        The agreement for this new credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. As of December 31, 2011, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

Working capital

        Cash and cash equivalents increased to $50.4 million at December 31, 2011, from $24.2 million at January 1, 2011. Of the $50.4 million held at December 31, 2011, $34.8 million was held in the United States, and $15.6 million was held by international subsidiaries. Of the $24.2 million held at January 1, 2011, $1.9 million was held in the United States, and $22.3 was held by international subsidiaries.

        Net working capital increased to $46.4 million at December 31, 2011, from $22.6 million at January 1, 2011. This increase in net working capital was due mostly to net cash provided by operating activities, which was offset in large part by share repurchases as discussed below, and also purchases of property and equipment. Our purchases of property and equipment in 2011 included: software licensing and maintenance for expanded reporting capabilities and increased production efficiency; build-out at our Corporate Headquarters for the manufacture of our Sensé products; purchase of equipment for expanded and improved production efficiencies; and the purchase and installation of solar panels at our Corporate Headquarters facility. We anticipate capital expenditures between $7.0 million and $10.0 million during 2012, which will include further IT-related investments and purchases of equipment for improved production efficiencies and to support our personalization strategy, as well as investments related to the opening of our new markets in 2012.

Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. During 2011, we repurchased and retired 1.1 million shares of common stock for a total investment of $33.5 million, at an average market price of $29.88 per share. Also during 2011, our Board of Directors authorized an additional $30.0 million for share repurchases under the plan. As of December 31, 2011, the remaining approved repurchase amount under the plan was $28.2 million and there is no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2011:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$11,537	$5,375	$5,475	$619	$68
Capital Commitments	604	604	—	—	—
Other Commitments	13,377	6,481	6,279	617	—
Purchase Obligations	459	273	186	—	—
Line of Credit	520	120	360	40

Total Contractual Obligations	$26,497	$12,853	$12,300	$1,276	$68

        "Operating Leases" generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts that are outlined in the table above.

        "Other Commitments" include consulting- and IT-related services, corporate and athlete sponsorships, facility maintenance, services related to the events that we hold for our Associates both locally and internationally, and uncertain tax positions. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates.

        The "Line of Credit" has a maturity date of April 2016. Although we currently have no balance outstanding on this line of credit, fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize this line of credit prior to its maturity, we will be required to pay it in full at maturity.

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

        Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. Goodwill is not amortized, but rather it is tested at least annually for impairment (or more frequently if triggering events or changes in circumstances indicate impairment). The determination of impairment is made at the reporting unit level and an impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit's fair value.

        During the third quarter ended October 1, 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step impairment analysis is performed to estimate the fair value of goodwill, primarily using the discounted cash flow model, known as the income approach. The income approach requires the use of estimates and assumptions in projecting future operating results and related cash flows. The first step involves testing for impairment of goodwill by estimating the fair values of reporting units. If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Fair value of each of the reporting units at December 31, 2011 was greater than the carrying amount; therefore, no impairment was recorded.

        Other intangible assets represent definite-lived and indefinite-lived intangible assets acquired in connection with the purchase of our China operations on August 16, 2010. These intangible assets have been measured at the acquisition-date fair value using various methodologies applied within the income approach. Definite-lived intangible assets are amortized over their related useful lives and are tested for impairment if events or changes in circumstances indicate impairment. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances indicate impairment. There have been no events or changes in circumstances that have occurred subsequent to the acquisition of the indefinite-lived assets that would indicate impairment.

        Determining the fair value of our intangible assets requires significant judgment in estimates and assumptions used under the income approach. A change in any of the estimates or assumptions used could result in an impairment.

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

        Equity-Based Compensation.    We record compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience. We use the Black-Scholes option pricing model to estimate the fair value of our equity awards. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For more information regarding the assumptions and estimates used in calculating this equity-based compensation expense, see Note L to the Consolidated Financial Statements herein.

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

        Foreign Currency Risks.    Net sales outside the United States represented 65.3%, 70.9%, and 74.6% of our net sales in 2009, 2010, and 2011 respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. This risk is partially mitigated by the fact that our sales are spread across 15 markets, with Hong Kong (where the local currency is tied to the U.S. dollar) being our largest international market, at 26.9% of net sales in 2011, followed by Canada at 11.5%. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and earnings are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Changes in currency exchange rates may also affect our product margins, because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

        Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets and settlement of intercompany transactions. At times in the past we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate and we may look to something like this again in the coming year. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions. As of December 31, 2011, we had no currency exchange contracts in place.

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of December 31, 2011 for the quarterly periods indicated:

	2010				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.04	1.03	1.04	1.01	0.99	0.97	0.98	1.02
Australian Dollar	1.10	1.14	1.10	1.01	0.99	0.94	0.95	0.99
New Zealand Dollar	1.41	1.43	1.39	1.32	1.32	1.25	1.20	1.29
Hong Kong Dollar	7.76	7.78	7.77	7.76	7.79	7.78	7.79	7.78
Japanese Yen	90.74	91.80	85.65	82.64	81.97	81.30	77.52	77.52
New Taiwan Dollar	31.92	31.86	31.88	30.30	29.33	28.84	29.15	30.21
Korean Won	1,142.6	1,166.8	1,179.7	1,111.1	1,111.1	1,082.6	1,111.1	1,111.1
Singapore Dollar	1.40	1.39	1.35	1.30	1.28	1.24	1.23	1.29
Mexican Peso	12.75	12.59	12.78	12.39	12.05	11.71	12.32	13.64
Chinese Yuan	6.83	6.82	6.77	6.65	6.58	6.50	6.41	6.36
Malaysian Ringitt	3.36	3.24	3.15	3.11	3.05	3.02	3.02	3.15
Philippine Peso	45.92	45.55	45.10	43.67	43.67	43.29	42.74	43.48

        Interest Rate Risks.    As of December 31, 2011, we had no outstanding debt, and therefore, we have no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2011.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, using those criteria, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this Form:

          1.     Financial Statements

          2.     Financial Statement Schedules.

    For the years ended January 2, 2010, January 1, 2011, and December 31, 2011
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
10.18
Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011)*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of March 2, 2012 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
101
The following financial information from the quarterly report on Form 10-K of USANA Health Sciences, Inc. for the year ended December 31, 2011, formatted in eXtensible Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Chief Executive Officer

Date: March 14, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 14, 2012
/s/ DAVID A. WENTZ David A. Wentz	Chief Executive Officer (Principal Executive Officer)	March 14, 2012
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 14, 2012
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 14, 2012
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 14, 2012
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 14, 2012
/s/ G. DOUGLAS HEKKING G. Douglas Hekking	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
USANA Health Sciences, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 14, 2012

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of January 1, 2011	As of December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$24,222	$50,353
Inventories	34,078	36,968
Prepaid expenses and other current assets	23,377	18,738

Total current assets	81,677	106,059
Property and equipment, net	57,568	60,754
Goodwill	17,267	17,740
Intangible assets, net	41,915	42,637
Deferred tax assets	12,383	11,033
Other assets	5,826	6,273

	$216,636	$244,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,445	$7,952
Other current liabilities	52,584	51,744

Total current liabilities	59,029	59,696
Deferred tax liabilities	9,793	9,948
Other long-term liabilities	1,012	942
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 15,985 as of January 1, 2011 and 14,940 as of December 31, 2011	16	15
Additional paid-in capital	51,222	49,257
Retained earnings	90,207	118,799
Accumulated other comprehensive income	5,357	5,839

Total stockholders' equity	146,802	173,910

	$216,636	$244,496

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	2009	2010	2011
Net sales	$436,940	$517,644	$581,939
Cost of sales	89,803	95,482	101,692

Gross profit	347,137	422,162	480,247
Operating expenses:
Associate incentives	196,363	233,187	265,928
Selling, general and administrative	99,983	120,759	137,063

Total operating expenses	296,346	353,946	402,991

Earnings from operations	50,791	68,216	77,256
Other income (expense):
Interest income	82	167	191
Interest expense	(609)	(94)	(9)
Other, net	714	575	40

Other income, net	187	648	222

Earnings before income taxes	50,978	68,864	77,478
Income taxes	17,422	23,213	26,726

Net earnings	$33,556	$45,651	$50,752

Earnings per common share
Basic	$2.19	$2.94	$3.30
Diluted	$2.17	$2.86	$3.26
Weighted average common shares outstanding
Basic	15,340	15,528	15,361
Diluted	15,432	15,942	15,574

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

Years ended January 2, 2010; January 1, 2011; and December 31, 2011

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 3, 2009	15,350	$15	$8,089	$24,107	$(375)	$31,836
Comprehensive Income
Net earnings	—	—	—	33,556	—	33,556
Foreign currency translation adjustment, net of tax expense of $1,852	—	—	—	—	1,898	1,898

Comprehensive income	—	—	—	—		35,454
Equity-based compensation expense	—	—	8,925	—	—	8,925
Common stock repurchased and retired	(54)	—	(401)	(1,253)	—	(1,654)
Common stock issued under equity award plans, including tax expense of $319	13	—	(188)	—	—	(188)

Balance at January 2, 2010	15,309	15	16,425	56,410	1,523	74,373
Comprehensive Income
Net earnings	—	—	—	45,651	—	45,651
Foreign currency translation adjustment, net of tax expense of $906	—	—	—	—	3,834	3,834

Comprehensive income	—	—	—	—	—	49,485
Equity-based compensation expense	—	—	10,406	—	—	10,406
Common stock repurchased and retired	(387)	(1)	(5,176)	(11,854)	—	(17,031)
Common stock issued in connection with acquisition	400	1	17,715	—	—	17,716
Common stock issued under equity award plans, including tax expense of $152	663	1	11,852	—	—	11,853

Balance at January 1, 2011	15,985	16	51,222	90,207	5,357	146,802
Comprehensive Income
Net earnings	—	—	—	50,752	—	50,752
Foreign currency translation adjustment, net of tax expense of $1,476	—	—	—	—	482	482

Comprehensive income	—	—	—	—		51,234
Equity-based compensation expense	—	—	10,549	—	—	10,549
Common stock repurchased and retired	(1,120)	(1)	(11,298)	(22,160)	—	(33,459)
Common stock issued under equity award plans, including tax expense of $317	75	—	(278)	—	—	(278)
Tax impact of canceled vested equity awards	—	—	(938)	—	—	(938)

Balance at December 31, 2011	14,940	$15	$49,257	$118,799	$5,839	$173,910

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	2009	2010	2011
Cash flows from operating activities
Net earnings	$33,556	$45,651	$50,752
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	7,069	7,916	8,474
(Gain) loss on sale of property and equipment	(149)	94	45
Equity-based compensation expense	8,925	10,406	10,549
Excess tax benefits from equity-based payment arrangements	(11)	(2,449)	(48)
Deferred income taxes	(2,296)	3,194	(1,599)
Changes in operating assets and liabilities:
Inventories, net	(299)	(4,982)	(3,209)
Prepaid expenses and other assets	1,685	(5,218)	4,024
Accounts payable	(1,138)	(1,981)	1,502
Other liabilities	(14,873)	13,477	(382)

Total adjustments	(1,087)	20,457	19,356

Net cash provided by operating activities	32,469	66,108	70,108
Cash flows from investing activities
Acquisitions, net of cash acquired	$—	$(42,694)	$—
Receipts on notes receivable	245	—	—
Increase in notes receivable	(151)	—	—
Proceeds from sale of property and equipment	837	33	34
Purchases of property and equipment	(4,128)	(4,192)	(10,643)

Net cash used in investing activities	(3,197)	(46,853)	(10,609)
Cash flows from financing activities
Proceeds from equity awards exercised	$131	$12,005	$39
Excess tax benefits from equity-based payment arrangements	11	2,449	48
Repurchase of common stock	(1,654)	(17,031)	(33,459)
Borrowings on line of credit	57,020	31,150	—
Payments on line of credit	(85,010)	(38,150)	—

Net cash used in financing activities	(29,502)	(9,577)	(33,372)
Effect of exchange rate changes on cash and cash equivalents	607	886	4

Net increase in cash and cash equivalents	377	10,564	26,131
Cash and cash equivalents, beginning of period	13,281	13,658	24,222

Cash and cash equivalents, end of period	$13,658	$24,222	$50,353

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$552	$99	$10
Income taxes	22,817	21,628	24,539
Non-cash financing activities
Common stock issued in connection with acquisitions	—	17,716	—

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        USANA Health Sciences, Inc. (the "Company") develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Company operates in a single business segment as a direct selling company and reports operations in two geographic regions: North America and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, Greater China, and North Asia. North America includes the United States, Canada, Mexico, and direct sales from the United States to the United Kingdom and the Netherlands. Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, and the Philippines; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.

Principles of consolidation and basis of presentation

        The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "USANA"). All significant inter-company accounts and transactions have been eliminated in this consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (US GAAP).

Use of estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates for the Company relate to revenue recognition, inventory obsolescence, goodwill, equity-based compensation, and income taxes. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2009, 2010, and 2011 were 52-week years. Fiscal year 2009 covered the period January 4, 2009 to January 2, 2010 (hereinafter 2009). Fiscal year 2010 covered the period January 3, 2010 to January 1, 2011 (hereinafter 2010). Fiscal year 2011 covered the period January 2, 2011 to December 31, 2011 (hereinafter 2011).

Fair value of financial instruments

        The Company's financial instruments include: cash and cash equivalents, accounts receivable, restricted cash, and accounts payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values, based on their short-term nature. The recorded value of restricted cash is determined based on the principal amount and interest accrual.

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

        The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2. The carrying values of these term deposits approximate their fair values due to their short-term maturities. As of January 1, 2011, and December 31, 2011 the fair value of term deposits in the consolidated balance sheet totaled $3,034, and $0, respectively. These term deposits have been classified within prepaid expenses and other current assets.

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

        The most significant of these cash deposits as of December 31, 2011 was $3,166, which is held at a PRC bank and related to the Company's China operations. This deposit is required by the rules of the Ministry of Commerce and the State of Administration for Industry & Commerce of the PRC for the Company's China operations application for a direct sales license, and will continue to be restricted during the periods while the Company holds this license. Restricted cash is included in other assets.

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

Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes. Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested. At December 31, 2011, taxes had not been provided on $927 of accumulated undistributed earnings of subsidiaries that has been or is intended to be permanently reinvested.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. During the third quarter ended October 1, 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step impairment analysis is performed to estimate the fair value of goodwill. The first step involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair value of each reporting unit at December 31, 2011, and January 1, 2011 was greater than the carrying amount; therefore, no impairment was recorded.

Intangible Assets

        Intangible assets represent definite-lived and indefinite-lived intangible assets acquired in connection with the purchase of the Company's China subsidiary in 2010. These intangible assets have been measured at the acquisition-date fair value using various methodologies applied within the income approach. Definite-lived intangible assets are amortized over their related useful lives. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There have been no events or changes in circumstances that have occurred subsequent to the acquisition of the indefinite-lived assets that would indicate impairment.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $100 and aggregate claims that are greater than 100% of projected claims. A liability is accrued and reflected in the Balance Sheet for all unpaid claims. Total expense under this self insurance program was $3,355, $3,391 and $4,274 in 2009, 2010 and 2011, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $131, $12,005 and $39 in cash proceeds from the exercise of equity awards in 2009, 2010, and 2011, respectively. The Company also realizes an income tax benefit from the exercise of certain equity awards. For equity awards earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital. For equity awards earned after January 1, 2006, the tax benefits are recorded in accordance with ASC 718-740, "Compensation-Stock Compensation." Under ASC 718-740, the Company establishes deferred tax assets for the value of certain equity awards.

        Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool"). If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax expense recorded in additional paid-in capital was $319, $152, and $317 in 2009, 2010, and 2011, respectively.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 31, 2011, $28,246 was available to repurchase shares under this plan. The Company expended $1,654, $17,031, and $33,459 to repurchase and retire shares during 2009, 2010, and 2011, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Revenue recognition and deferred revenue

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is founded on historical experience. Additionally, the Company collects an annual account renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Product return policy

        All products that are returned within the first 30 days following purchase is refunded at 100% of the sales price to retail customers and Preferred Customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned customers may either receive a refund based on their original form of payment, or credit on account for a product exchange.

        This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. Product returns totaled approximately 1.6% of net sales in 2009, and 1.1% of net sales during fiscal years 2010, and 2011, respectively.

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

Advertising

        Advertising costs are charged to expense as incurred. Advertising expense totaled $1,575 in 2009, $1,202 in 2010 and $3,893 in 2011.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $3,626 in 2009, $3,842 in 2010 and $4,071 in 2011.

Earnings per share

        Basic earnings per common share (EPS) are based on the weighted-average number of common shares that were outstanding during each period. Diluted earnings per common share include the effect of potentially dilutive common shares, which include in-the-money, equity-based awards that have been granted but have not been exercised.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revisions

        Revisions relating to deferred taxes and intangible assets have been made to the Company's financial statements to reflect adjustments made to correct the presentation of deferred taxes on a gross rather than net basis, and to record the impact of currency translation on intangible assets acquired as part of the 2010 purchase of BabyCare Holdings Ltd. These adjustments revise amounts reported for periods prior to January 2, 2011 in the financial statements and related notes, for deferred taxes, goodwill, intangible assets and accumulated other comprehensive income in the Consolidated Balance Sheet, and the foreign currency translation adjustment component of comprehensive income in the Consolidated Statement of Stockholders' Equity. While the overall net deferred tax amount has not changed, certain deferred tax line items in the Consolidated Balance Sheet have been modified to reflect a gross presentation. Additionally, goodwill and intangible assets have been increased, along with a corresponding increase in accumulated other comprehensive income, to capture the changes on these assets related to foreign currency translation. The Company determined that these revisions were not material to its previously reported consolidated financial statements. These revisions had no effect on our earnings from operations, net earnings, or earnings per share.

        The following tables illustrate the effects of the revision on the Company's consolidated financial statements for only those line items that were affected:

Consolidated Balance Sheet Items
(in thousands)

	As of January 1, 2011
	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other current assets, including
current deferred tax assets	$21,972	$1,405	$23,377
Total current assets	80,272	1,405	81,677
Goodwill	16,930	337	17,267
Intangible assets, net	40,616	1,299	41,915
Deferred tax assets	2,590	9,793	12,383
Other assets	5,826	—	5,826
Total assets	203,802	12,834	216,636
Other current liabilities	51,179	1,405	52,584
Total current liabilities	57,624	1,405	59,029
Long-term deferred tax liabilities	—	9,793	9,793
Accumulated other comprehensive income	3,721	1,636	5,357
Total stockholders' equity	145,166	1,636	146,802
Total liabilities and stockholders' equity	203,802	12,834	216,636

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Stockholders' Equity and Comprehensive Income Items
(in thousands)

	Year ended January 1, 2011
	As Previously Reported	Adjustment	As Revised
Accumulated other comprehensive income (loss), foreign currency translation adjustment	$2,198	$1,636	$3,834
Accumulated other comprehensive income (loss), total comprehensive income	47,849	1,636	49,485
Accumulated other comprehensive income (loss), balance at January 1, 2011	3,721	1,636	5,357
Total stockholders' equity at January 1, 2011	145,166	1,636	146,802

Recently adopted accounting pronouncements

        In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 during the first quarter ended April 2, 2011, and its application had no impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 has been issued to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring, pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 during the first quarter ended April 2, 2011, and its application had no impact on the Company's consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 simplifies how entities test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. Additionally, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted by Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company adopted ASU 2011-08 during the third quarter ended October 1, 2011, and its application had no impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements

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

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is chosen, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Also, the amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The FASB has deferred the requirement to present

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of ASU 2011-05. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements as it only affects financial statement presentation.

NOTE B—ACQUISITION

        On August 16, 2010, the Company indirectly acquired 100% of BabyCare Ltd., a limited liability company incorporated under the laws of the PRC, for the purchase price of $62,716, which consisted of $45,000 cash paid and $17,716 common stock issued (400,000 shares of USANA common stock at $44.29).

        BabyCare is a direct selling company in China that is principally engaged in developing, manufacturing and selling nutritional products for the entire family, with an emphasis on infant nutrition, through both a distributor sales force and a chain of retail centers. This acquisition was accomplished in the following simultaneous transactions. The Company acquired Pet Lane, Inc., a Delaware corporation ("Pet Lane"), which is the record owner of BabyCare in China, for a purchase price of $700. Simultaneously, the Company entered into and closed a share purchase agreement (the "Purchase Agreement") by and among the Company and the following parties: Pet Lane; Yaolan Ltd., an exempted company organized under the laws of the Cayman Islands ("Yaolan"); and BabyCare Holdings, Ltd., an exempted company organized under the laws of the Cayman Islands ("BabyCare Holdings"). Pursuant to the Purchase Agreement, the Company, through its acquisition entity Pet Lane, acquired all of the issued and outstanding shares of BabyCare Holdings (the "Shares") from Yaolan. Goodwill of $700 was recognized in connection with the acquisition of Pet Lane. BabyCare Holdings is the beneficial owner of BabyCare. As a result of its acquisition of Pet Lane and BabyCare Holdings, the Company, indirectly, has acquired both record and beneficial ownership of BabyCare.

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

NOTE B—ACQUISITION (Continued)

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

$62,716

        Goodwill of $10,540 was recognized for the excess of consideration transferred over the acquisition-date fair value of net assets acquired. In accordance with accounting standards governing the subsequent measurement of goodwill, goodwill will not be amortized, but will be tested at least annually for impairment. The fair value of intangible assets acquired in the amount of $41,000 was derived using various methodologies applied within the income approach. For further information on intangible assets, see Note G to these consolidated financial statements. For tax purposes, $52,323 of goodwill and other intangible assets will be deducted over a period of 15 years in computing the Company's United States tax obligation. The anticipated benefits associated with the acquired goodwill and other intangibles include facilitating our expansion and growth in China. The most significant intangible asset is a direct selling license held by BabyCare from the Chinese government to engage in direct selling activities in the Municipality of Beijing. This direct selling license allows BabyCare to engage non-employee distributors to sell their products away from fixed retail locations.

        The costs related to the acquisition of BabyCare totaled $1,992, which included; advisory, legal, accounting, valuation, and other professional fees. These costs were expensed as incurred in the periods in which services were received and recognized in the consolidated statements of earnings in Selling, General and Administrative expenses.

NOTE C—INVENTORIES

        Inventories consist of the following:

	January 1, 2011	December 31, 2011
Raw materials	$9,372	$9,670
Work in progress	5,791	6,917
Finished goods	18,915	20,381

	$34,078	$36,968

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	January 1, 2011	December 31, 2011
Prepaid insurance	$1,175	$1,350
Other prepaid expenses	2,583	3,177
Federal income taxes receivable	3,108	2,680
Miscellaneous receivables, net	3,735	2,978
Deferred commissions	4,867	3,942
Term deposits	3,034	—
Deferred tax assets	3,116	3,320
Other current assets	1,759	1,291

	$23,377	$18,738

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2009	2010	2011
Current
Federal	$15,116	$18,026	$22,383
State	1,091	1,502	1,913
Foreign	1,800	2,956	4,442

	18,007	22,484	28,738
Deferred
Federal	(326)	1,243	1,044
State	(18)	113	(71)
Foreign	(241)	(627)	(2,985)

	$17,422	$23,213	$26,726

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2009, 2010, and 2011, is as follows:

	Year ended
	2009	2010	2011
Federal income taxes at statutory rate	$17,842	$24,102	$27,117
State income taxes, net of federal tax benefit	1,032	1,192	1,373
Qualified production activities deduction	(979)	(1,320)	(1,576)
Research tax credit	(438)	(285)	(161)
Equity-based compensation—incentive stock options	64	(145)	38
All other, net	(99)	(331)	(65)

	$17,422	$23,213	$26,726

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The significant categories of deferred taxes are as follows:

	January 1, 2011	December 31, 2011
Deferred tax assets
Inventory differences	$2,287	$2,695
Accruals not currently deductible	1,933	2,124
Equity-based compensation	5,740	7,558
Intangible assets	9,318	9,535
Net operating losses	2,626	2,654
Other	2,707	1,361

Gross deferred tax assets	24,611	25,927
Valuation allowance	(1,595)	(1,784)

Net deferred tax assets	23,016	24,143

Deferred tax liabilities
Depreciation/amortization	(1,611)	(3,506)
Accumulated other comprehensive income	(2,038)	(3,378)
Prepaid expenses	(2,204)	(1,967)
Intangible assets	(10,478)	(10,659)
Other	(2,384)	(1,202)

Gross deferred tax liabilities	(18,715)	(20,712)

Net deferred taxes	$4,301	$3,431

        At December 31, 2011, the Company had foreign operating loss carry forwards of approximately $10,616. If these operating losses are not used, they will expire between 2012 and 2015. A valuation allowance of approximately $7,136 has been placed on these foreign operating loss carry forwards. The valuation allowance is determined using a more likely than not realization criteria and is based upon all available positive and negative evidence, including future reversals of temporary differences. A future increase or decrease in the current valuation allowance is not expected to impact the income tax provision due to the Company's ability to fully utilize foreign tax credits associated with taxable income in these jurisdictions.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	January 1, 2011	December 31, 2011
Net current deferred tax assets	$3,116	$3,320
Net noncurrent deferred tax assets	12,383	11,033

Total net deferred tax assets	15,499	14,353
Net current deferred tax liabilities	1,405	974
Net noncurrent deferred tax assets	9,793	9,948

Total net deferred tax liabilities	11,198	10,922

Net deferred taxes	$4,301	$3,431

        The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other long-term liabilities is as follows:

	2009	2010	2011
Beginning balance	$425	$545	$250
Additions based on tax positions related to the current year	111	—	—
Additions for tax positions of prior years	144	9	7
Settlements	—	—	—
Lapse of statute	(135)	(304)	(59)

Ending balance	$545	$250	$198

        The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $78 could be recognized within the next twelve months due to the lapse of the applicable statute of limitations. Recognition of these uncertain tax positions or any uncertain tax position that is included in the December 31, 2011 balance would result in an adjustment to the Company's effective tax rate.

        The Company records interest and penalties accrued related to unrecognized tax benefits in income taxes. In 2011, the Company recognized $7 in interest and penalties, compared to $9 in 2010 and $3 in 2009. The Company has accrued $51 and $48 for the payment of interest and penalties at the end of 2010 and 2011, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 1, 2011	December 31, 2011
Buildings	40	$38,732	$40,173
Laboratory and production equipment	5 - 7	17,723	21,083
Sound and video library	5	600	600
Computer equipment and software	3 - 5	27,788	30,621
Furniture and fixtures	3 - 5	4,953	5,117
Automobiles	3 - 5	290	294
Leasehold improvements	3 - 5	5,404	5,723
Land improvements	15	2,051	2,051

		97,541	105,662
Less accumulated depreciation and amortization		48,298	54,437

		49,243	51,225
Land		8,107	8,109
Deposits and projects in process		218	1,420

		$57,568	$60,754

        Depreciation of property and equipment for the years ended 2009, 2010, and 2011 was $7,043, $7,510, and $7,431, respectively

NOTE G—INTANGIBLE ASSETS

        Goodwill and intangible assets are tested annually for impairment, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate, and operating or cash flow losses related to such assets. Goodwill and indefinite lived intangible assets are not amortized. Definite lived intangibles are amortized over their related useful lives.

        No events have occurred subsequent to any of our acquisitions that have resulted in an impairment of the original goodwill or intangible asset amounts that were initially recorded from the transactions. Goodwill is as follows:

	January 1, 2011	Currency translation adjustments	December 31, 2011
North America	$6,390	$—	$6,390
Asia Pacific	10,877	473	11,350

	$17,267	$473	$17,740

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS (Continued)

        Intangible assets are as follows:

	As of January 1, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,025	$(151)	$3,874	10
Customer relationships	1,961	(245)	1,716	3

	5,986	(396)	5,590
Unamortized intangible assets
Product formulas	8,875		8,875
Direct sales license	27,450		27,450

	36,325		36,325

	$42,311		$41,915

	As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,200	$(577)	$3,623	10
Customer relationships	2,046	(938)	1,108	3

	6,246	(1,515)	4,731
Unamortized intangible assets
Product formulas	9,261		9,261
Direct sales license	28,645		28,645

	37,906		37,906

	$44,152		$42,637

Aggregate amortization expense:
Year ended December 31, 2011	$1,515
Estimated Amortization Expense:
2012	$1,102
2013	846
2014	420
2015	420
2016	420
Thereafter	1,523

	$4,731

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	January 1, 2011	December 31, 2011
Associate incentives	$11,379	$12,423
Accrued employee compensation	14,395	12,210
Income taxes	1,571	4,112
Sales taxes	4,671	4,291
Deferred tax liabilities	1,405	974
Associate promotions	1,491	1,035
Deferred revenue	11,772	10,065
Provision for returns and allowances	929	1,014
All other	4,971	5,620

	$52,584	$51,744

NOTE I—LONG-TERM DEBT AND LINE OF CREDIT

        The Company has a $60,000 line of credit with Bank of America. Interest is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

        At December 31, 2011, there was no outstanding debt on this line of credit. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE J—COMMITMENTS AND CONTINGENCIES

1.     Operating leases

        With the exception of the Company's headquarters, Australian facility, and Tianjin facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2019. The Company utilizes equipment under non-cancelable operating leases, expiring through 2016. The minimum rental commitments under operating leases at December 31, 2011 are as follows:

Year ending
2012	$5,375
2013	3,541
2014	1,649
2015	285
2016	212
Thereafter	475

$11,537

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2009, 2010, and 2011 was approximately $4,109, $4,442, and $6,410 respectively.

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

3.     Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2009, 2010, and 2011 were $879, $900, and $979, respectively. The 401(k) match balances for 2009, 2010, and 2011 were decreased by $0, $30, and $25, respectively, due to the application of prior year forfeitures of the unvested balances of terminated employees.

NOTE K—COMPREHENSIVE INCOME

        Total comprehensive income, net of tax consisted of the following:

	Year Ended
	2009	2010	2011
Net earnings	$33,556	$45,651	$50,752
Foreign currency translation adjustment	1,898	3,834	482

Comprehensive income	$35,454	$49,485	$51,234

NOTE L—EQUITY-BASED COMPENSATION

        Equity-based compensation expense for fiscal years 2009, 2010, and 2011 was $8,925, $10,406, and $10,549, respectively. The related tax benefit for these periods was $3,255, $3,992, and $3,852, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 31, 2011. This table does not include an estimate for future grants that may be issued.

2012	$10,225
2013	6,648
2014	4,679
2015	2,630
2016	559

$24,741

        The cost above is expected to be recognized over a weighted-average period of 2.1 years.

        The Company's 2006 Equity Incentive Award Plan (the "2006 Plan") is currently the only plan under which equity awards are issued. This plan allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards, to the Company's officers, key employees, and non-employee directors.

        During the year ended December 31, 2011, the Company's shareholders approved a 5,000 share increase in the number of new shares authorized for issuance under the 2006 Plan. This increase brings the total shares authorized under the 2006 Plan to 10,000. As of December 31, 2011, a total of 5,442 awards had been granted under the 2006 Plan, of which 5,320 were stock-settled stock appreciation rights, 8 were stock options, and 114 were deferred stock units. Also, as of December 31, 2011, a total of 836 awards had been canceled and added back to the number of units available for issuance under the 2006 Plan.

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

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards. The weighted-average fair value of stock-settled stock appreciation rights that were granted in 2009, 2010, and 2011, was $10.30, $17.09, and $12.40, respectively. Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2009	2010	2011
Expected volatility(1)	43.5%	54.9%	56.0%
Risk-free interest rate(2)	1.8%	1.7%	1.1%
Expected life(3)	4.0 yrs.	4.2 yrs.	3.9 yrs.
Expected dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average grant price(5)	$28.09	$38.28	$28.89

(1)
Expected volatility is a weighted-average of historical volatility and implied volatility of the Company.

(2)
Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

(3)
Expected life is a weighted-average that includes historical settlement data of the Company's equity awards and a hypothetical holding period for outstanding awards.

(4)
The Company historically has not paid dividends.

(5)
Grant price is the closing price of the Company's common stock on the date of grant.

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 1, 2011	4,047	$32.46	3.5	$45,263
Granted	495	28.89
Exercised	(102)	27.52
Canceled	(507)	31.05
Expired	(125)	38.55

Outstanding at December 31, 2011	3,808	$32.12	2.9	$8,603

Exercisable at December 31, 2011	1,514	$32.70	2.4	$3,575

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at January 1, 2011 and December 31, 2011, was $43.45 and $30.37, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—EQUITY-BASED COMPENSATION (Continued)

        The total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $222 in 2009, $16,977 in 2010, and $925 in 2011.

        A summary of the Company's deferred stock unit activity for is as follows:

	Shares	Weighted- average fair value
Nonvested at January 1, 2011	100	$44.29
Granted	—	—
Vested	(49)	44.29
Canceled	(2)	44.29
Expired	—	—

Nonvested at December 31, 2011	49	$44.29

        The total fair value of equity awards that vested during fiscal years 2009, 2010, and 2011 was $10,386, $7,835, and $10,993, respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

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

	Year Ended
	2009	2010	2011
USANA® Nutritionals	76%	77%	79%
USANA Foods	12%	12%	11%
Sensé—beautiful science®	9%	8%	7%

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

  •
  Mexico

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—SEGMENT INFORMATION (Continued)

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific—Australia, New Zealand, Singapore, Malaysia, and the Philippines

  •
  Greater China—Hong Kong, Taiwan and China*

  •
  North Asia—Japan and South Korea

Selected Financial Information

        Financial information, presented by geographic region for the years ended January 2, 2010, January 1, 2011, and December 31, 2011 is listed below:

	2009	2010	2011
Net Sales to External Customers
North America
United States	$151,663	$150,893	$148,061
Canada	65,682	69,411	67,024
Mexico	22,384	21,843	21,301

North America Total	239,729	242,147	236,386
Asia Pacific
Southeast Asia/Pacific	95,185	99,311	111,447
Greater China	81,455	152,280	204,822
North Asia	20,571	23,906	29,284

Asia Pacific Total	197,211	275,497	345,553

Consolidated Total	$436,940	$517,644	$581,939

*
The Company's business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—SEGMENT INFORMATION (Continued)

	January 1, 2011	December 31, 2011
Long-lived Assets
North America
United States	$44,017	$46,991
Canada	359	276
Mexico	229	126

North America Total	44,605	47,393
Asia Pacific
Southeast Asia/Pacific	16,644	16,401
Greater China	59,454	61,628
North Asia	1,640	1,981

Asia Pacific Total	77,738	80,010

Consolidated Total	$122,343	$127,403

Total Assets
North America
United States	$85,028	$111,242
Canada	4,154	3,029
Mexico	3,254	2,573

North America Total	92,436	116,844
Asia Pacific
Southeast Asia/Pacific	28,112	26,800
Greater China	88,801	93,989
North Asia	7,287	6,863

Asia Pacific Total	124,200	127,652

Consolidated Total	$216,636	$244,496

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	2009	2010	2011
Net sales:
United States	$151,663	$150,893	$148,061
Canada	65,682	69,411	67,024
Hong Kong	59,956	121,435	156,672
Long-lived Assets:
United States		$44,017	$46,991
China		57,818	59,806
Australia		15,779	15,280

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2010 and 2011.

2010	First	Second	Third	Fourth
Net sales	$119,087	$126,011	$135,006	$137,540
Gross profit	$96,067	$103,276	$109,849	$112,970
Net earnings	$9,641	$10,770	$12,849	$12,391
Earnings per share:
Basic	$0.63	$0.70	$0.83	$0.78
Diluted	$0.62	$0.69	$0.79	$0.75

2011	First	Second	Third	Fourth
Net sales	$143,566	$148,925	$143,501	$145,947
Gross profit	$117,904	$122,717	$118,299	$121,327
Net earnings	$11,350	$13,856	$12,385	$13,161
Earnings per share:
Basic	$0.71	$0.89	$0.82	$0.88
Diluted	$0.70	$0.88	$0.81	$0.87

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

	Year ended
	2009	2010	2011
Net earnings available to common shareholders	$33,556	$45,651	$50,752

Basic EPS
Shares
Common shares outstanding entire period	15,350	15,309	15,985
Weighted average common shares:
Issued during period	4	311	32
Canceled during period	(14)	(92)	(656)

Weighted average common shares outstanding during period	15,340	15,528	15,361

Earnings per common share from net earnings—basic	$2.19	$2.94	$3.30

Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	15,340	15,528	15,361
Dilutive effect of in-the-money equity awards	92	414	213

Weighted average common shares outstanding during period—diluted	15,432	15,942	15,574

Earnings per common share from net earnings—diluted	$2.17	$2.86	$3.26

        Equity awards for 1,541 shares, 1,289 shares, and 1,546 shares of stock were not included in the computation of EPS for the years ended 2009, 2010, and 2011, respectively, due to their exercise prices being greater than the average market price of the shares.

        During the years ended January 2, 2010, January 1, 2011, and December 31, 2011, the Company expended $1,654, $17,031, and $33,459 to purchase 54 shares, 387 shares, and 1,120 shares, respectively, under the Company's share repurchase plan. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

NOTE P—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Holdings, Ltd. As of December 31, 2011, Gull Holdings, Ltd. owned 50.1% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz's private entity, Sanoviv S.A. de C.V. ("Sanoviv"), contracts with Medicis, S.C. ("Medicis"), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Medicis and Medicis carries out all of the operations of

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE P—RELATED-PARTY TRANSACTIONS (Continued)

the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Medicis medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

        In 2011, Medicis performed a variety of contract research services on behalf of USANA, which included (i) short-and long-term clinical testing of nutritional products and dietary ingredients, (ii) research and development of novel product formulations for future development and production by USANA; and (iii) research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Medicis provided physicians and other medical staff to speak at USANA Associate events during 2011. Finally, in 2011, Medicis performed heath assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Medicis approximately $22 in 2009, $500 in 2010, and $360 in 2011. The Company's agreements with Medicis were approved by the Audit Committee in advance of the Company's entry into the agreements. USANA's collaboration with Medicis is terminable at will by USANA at anytime, without any continuing commitment by USANA.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
January 2, 2010
Deducted from related asset account:
Allowance for sales returns	1,101	66	—	52	1,115
Allowance for doubtful accounts	1,698	236	—	4	1,930
Valuation allowance—deferred tax assets	—	—	—	—	—
January 1, 2011
Deducted from related asset account:
Allowance for sales returns	1,115	94	—	280	929
Allowance for doubtful accounts	1,930	121	—	278	1,773
Valuation allowance—deferred tax assets	—	1,595	—	—	1,595
December 31, 2011
Deducted from related asset account:
Allowance for sales returns	929	149	—	64	1,014
Allowance for doubtful accounts	1,773	48	—	241	1,580
Valuation allowance—deferred tax assets	1,595	189	—	—	1,784