Form 10-Q
period 2012-03-31
USANA HEALTH SCIENCES INC
filed 2012-05-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2012 was 14,857,757.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	December 31,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,353	$71,164
Inventories	36,968	35,286
Prepaid expenses and other current assets	18,738	18,884
Total current assets	106,059	125,334

Property and equipment, net	60,754	61,188

Goodwill	17,740	17,776
Intangible assets, net	42,637	42,495
Deferred tax assets	11,033	11,248
Other assets	6,273	6,471
	$244,496	$264,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,952	$7,572
Other current liabilities	51,744	54,817
Total current liabilities	59,696	62,389

Deferred tax liabilities	9,948	10,160
Other long-term liabilities	942	901

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 14,940 as of December 31, 2011 and 14,991 as of March 31, 2012	15	15
Additional paid-in capital	49,257	52,258
Retained earnings	118,799	132,550
Accumulated other comprehensive income	5,839	6,239
Total stockholders’ equity	173,910	191,062
	$244,496	$264,512

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 2,	March 31,
	2011	2012
Net sales	$143,566	$154,120
Cost of sales	25,662	27,217
Gross profit	117,904	126,903

Operating expenses:
Associate incentives	64,807	68,009
Selling, general and administrative	35,870	38,032
Total operating expenses	100,677	106,041
Earnings from operations	17,227	20,862
Other income (expense):
Interest income	50	38
Interest expense	(6)	—
Other, net	57	94
Other income, net	101	132
Earnings before income taxes	17,328	20,994
Income taxes	5,978	7,243
Net earnings	$11,350	$13,751

Earnings per common share
Basic	$0.71	$0.92
Diluted	$0.70	$0.90

Weighted average common shares outstanding
Basic	15,911	14,964
Diluted	16,217	15,288

Comprehensive income:
Net earnings	$11,350	$13,751
Other comprehensive income, net of tax:
Foreign currency translation adjustment	864	695
Tax (expense) benefit related to foreign currency translation adjustment	(208)	(295)
Other comprehensive income, net of tax	656	400
Comprehensive income	$12,006	$14,151

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 2, 2011 and March 31, 2012

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Three Months Ended April 2, 2011
Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$5,357	$146,802
Net earnings	—	—	—	11,350	—	11,350
Other comprehensive income, net of tax	—	—	—	—	656	656
Equity-based compensation expense			3,235		—	3,235
Common stock repurchased and retired	(251)	—	(3,030)	(5,492)	—	(8,522)
Common stock issued under equity award plans, including tax benefit of $35	8		35		—	35
Balance at April 2, 2011	15,742	16	51,462	96,065	6,013	153,556

For the Three Months Ended March 31, 2012
Balance at December 31, 2011	14,940	$15	49,257	118,799	5,839	173,910
Net earnings	—	—	—	13,751	—	13,751
Other comprehensive income, net of tax	—	—	—	—	400	400
Equity-based compensation expense	—	—	2,866	—	—	2,866
Common stock issued under equity award plans, including tax benefit of $176	51	—	176	—	—	176
Tax impact of canceled vested equity awards	—	—	(41)	—	—	(41)
Balance at March 31, 2012	14,991	$15	$52,258	$132,550	$6,239	$191,062

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2,	March 31,
	2011	2012

Cash flows from operating activities
Net earnings	$11,350	$13,751
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,136	2,196
(Gain) loss on sale of property and equipment	—	(22)
Equity-based compensation expense	3,235	2,866
Excess tax benefits from equity-based payment arrangements	(35)	(176)
Deferred income taxes	(1,743)	(729)
Changes in operating assets and liabilities:
Inventories, net	640	2,185
Prepaid expenses and other assets	5,721	414
Accounts payable	1,440	(314)
Other liabilities	(5,199)	2,472

Total adjustments	6,195	8,892

Net cash provided by operating activities	17,545	22,643

Cash flows from investing activities
Proceeds from sale of property and equipment	—	51
Purchases of property and equipment	(676)	(2,227)

Net cash used in investing activities	(676)	(2,176)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	35	176
Repurchase of common stock	(8,522)	—

Net cash (used in) provided by financing activities	(8,487)	176

Effect of exchange rate changes on cash and cash equivalents	114	168

Net increase in cash and cash equivalents	8,496	20,811

Cash and cash equivalents, beginning of period	24,222	50,353

Cash and cash equivalents, end of period	$32,718	$71,164

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$7	$—
Income taxes	344	741

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Organization, Consolidation, and Basis of Presentation

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling.  The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: North America and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, Greater China, and North Asia.  North America includes the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France, and Belgium.  Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.  All significant inter-company accounts and transactions have been eliminated in this consolidation.

The condensed balance sheet as of December 31, 2011, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2012 and results of operations for the three months ended April 2, 2011 and March 31, 2012.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012, may not be indicative of the results that may be expected for the fiscal year 2012 ending December 29, 2012.

Recently adopted accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Also, the amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. The Company adopted ASU 2011-05 during the first quarter ended March 31, 2012.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements, as it only affected financial statement presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

Revisions

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011, revisions have been made to the Company’s previously issued financial statements to record the impact of currency translation on intangible assets acquired as a part of the 2010 purchase of BabyCare Holdings, Ltd.  These revisions had no effect on our earnings from operations, net earnings or earnings per share.

The following tables illustrate the effects of the revision on the Company’s consolidated financial statements for only those line items that were affected and have not been previously disclosed:

Consolidated Statements of Comprehensive Income

(in thousands)

	For the three months ended April 2, 2011
	As Previously Reported	Adjustment	As Revised

Comprehensive income	$11,667	$339	$12,006

Consolidated Statements of Stockholders’ Equity

(in thousands)

	For the three months ended April 2, 2011
	As Previously Reported	Adjustment	As Revised

Other comprehensive income, net of tax	$317	$339	$656
Accumulated Other Comprehensive Income (Loss), Balance at April 2, 2011	4,038	1,975	6,013
Total Stockholders’ Equity, Balance at April 2, 2011	151,581	1,975	153,556

NOTE A — INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2011	2012

Raw materials	$9,670	$9,981
Work in progress	6,917	7,104
Finished goods	20,381	18,201

	$36,968	$35,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE B — COMMON STOCK AND EARNINGS PER SHARE

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

	Three Months Ended
	April 2,	March 31,
	2011	2012

Net earnings available to common shareholders	$11,350	$13,751

Basic EPS

Shares
Common shares outstanding entire period	15,985	14,940
Weighted average common shares:
Issued during period	4	24
Canceled during period	(78)	—

Weighted average common shares outstanding during period	15,911	14,964

Earnings per common share from net earnings - basic	$0.71	$0.92

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,911	14,964

Dilutive effect of in-the-money equity awards	306	324

Weighted average common shares outstanding during period - diluted	16,217	15,288

Earnings per common share from net earnings - diluted	$0.70	$0.90

Equity awards for 1,312 and 1,148 shares of stock were not included in the computation of diluted EPS for the quarters ended April 2, 2011, and March 31, 2012, respectively, due to the fact that their exercise prices were greater than the average market price of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE C — SEGMENT INFORMATION

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

	Three Months Ended
	April 2,	March 31,
	2011	2012

USANA® Nutritionals	78%	80%
USANA Foods	11%	11%
Sensé – beautiful science®	8%	7%

Selected financial information for the Company is presented for two geographic regions: North America and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  North America — United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(2)

•                  Greater China — Hong Kong, Taiwan, and China

•                  North Asia — Japan and South Korea

(1)         The Company commenced operations in France and Belgium during the last week of the first quarter of 2012.  Net sales and customer count information for these two markets have been included with the United States for the quarter ended March 31, 2012.

(2)         The Company commenced operations in Thailand at the end of the first quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE C — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Three Months Ended
	April 2,	March 31,
	2011	2012
Net Sales to External Customers

North America	$60,021	$58,632
Asia Pacific
Southeast Asia/Pacific	24,694	32,252
Greater China	52,111	56,635
North Asia	6,740	6,601
Asia Pacific Total	83,545	95,488

Consolidated Total	$143,566	$154,120

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended
	April 2,	March 31,
	2011	2012
Net Sales to External Customers
Hong Kong	$40,203	$43,807
United States	37,036	36,491
Canada	17,327	16,189

	As of
	December 31,	March 31,
	2011	2012
Long-lived Assets
China	$59,806	$59,662
United States	46,991	46,605
Australia	15,280	15,408

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of USANA’s financial condition and results of operations is presented in six sections:

•                  Overview

•                  Customers

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of March 31, 2012, we had approximately 219,000 active Associates and approximately 67,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America — United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(2)

•                  Greater China — Hong Kong, Taiwan, and China

•                  North Asia — Japan and South Korea

(1)         We commenced operations in France and Belgium during the last week of the first quarter of 2012.  We have included sales and customer count information for these two markets with the United States for this quarter.

(2)         We commenced operations in Thailand at the end of the first quarter of 2012.

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

	Quarter Ended
	April, 2,	March 31,
	2011	2012
Product Line
USANA® Nutritionals
Essentials	29%	28%
Optimizers	49%	52%
USANA Foods	11%	11%
Sensé — beautiful science®	8%	7%
All Other	3%	2%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	12%	12%
HealthPak 100 ™	9%	8%

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

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are up-to-date with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a more successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.  There is a risk, however, that such changes may not accomplish their intended purpose and may cause an unanticipated shift in Associate behavior, which could negatively affect our business.

To further support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of our management team.  We also provide low cost sales tools, including online sales, business management, and training tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new customers to purchase our products; and educate and train new Associates.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  During the quarter ended March 31, 2012, net sales outside of the United States represented approximately 76.4% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the quarter ended March 31, 2012.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	April 2, 2011		March 31, 2012		Prior Year	Change

North America	83,000	39.0%	77,000	35.1%	(6,000)	(7.2)%

Asia Pacific:
Southeast Asia/Pacific	40,000	18.8%	51,000	23.3%	11,000	27.5%
Greater China	82,000	38.5%	83,000	37.9%	1,000	1.2%
North Asia	8,000	3.7%	8,000	3.7%	—	0.0%
Asia Pacific Total	130,000	61.0%	142,000	64.9%	12,000	9.2%

	213,000	100.0%	219,000	100.0%	6,000	2.8%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	April 2, 2011		March 31, 2012		Prior Year	Change

North America	55,000	78.6%	53,000	79.1%	(2,000)	(3.6)%

Asia Pacific:
Southeast Asia/Pacific	6,000	8.6%	6,000	9.0%	—	0.0%
Greater China	8,000	11.4%	7,000	10.4%	(1,000)	(12.5)%
North Asia	1,000	1.4%	1,000	1.5%	—	0.0%
Asia Pacific Total	15,000	21.4%	14,000	20.9%	(1,000)	(6.7)%

	70,000	100.0%	67,000	100.0%	(3,000)	(4.3)%

Current Focus and Recent Developments

We are currently focusing our efforts on: (i) growing our business in Greater China, (ii) the implementation of our strategy to stabilize and grow our North American markets, and (iii) international expansion.

Our development efforts in China during the first quarter of 2012 included further educating our Associates on the USANA products that we introduced in that market throughout 2011, and on our China compensation plan.  Additionally, we continued our efforts to obtain additional provincial licenses and opened a new branch office in Shenzhen, which is a key city for our business in southern China.

In North America, we continue to execute our stabilization and growth strategy and expect initial results from this strategy as early as the fourth quarter of 2012.  In this regard, we held several meetings and events during the first quarter where members of our management team worked together with our Associate Leaders to strengthen our relationship with our North American Associate base and offered a promotion specifically for Mexico that has delivered short-term success.

In terms of international expansion, we commenced operations in Thailand toward the end of the first quarter of 2012, and commenced operations in France and Belgium during the last week of the quarter.  Thailand operated on a limited basis for much of the first quarter as we worked to finalize logistical issues, but became fully operational near the end of the quarter.  We expect Thailand, France and Belgium to begin contributing to our results of operations during the second quarter of 2012.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2012 increased 7.4%, or $10.6 million, compared with the first quarter in 2011.  The increase in net sales for the quarter was primarily due to: (i) sales growth in our Southeast Asia Pacific region, which was driven by significant sales and Associate growth in the Philippines, as well as higher sales in several other markets in this region; and (ii) sales growth in our Greater China region, which was driven by higher sales in our Hong Kong and Taiwan markets.  The sales growth in these regions was partially offset by a 2.3% sales decline in our North America region.  Several factors contributed to our sales results in these regions, the most significant of which are discussed below under our regional results.  Currency fluctuation during the quarter had a very minor impact on year-over-year net sales growth.

Net earnings for the first quarter of 2012 increased 21.2%, or $2.4 million, to $13.8 million, compared with the first quarter in 2011.  This increase was primarily the result of higher net sales and lower relative Associate incentives.

Quarters Ended April 2, 2011 and March 31, 2012

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Quarter Ended				from prior	Percent
	April 2, 2011		March 31, 2012		year	change

North America	60,021	41.8%	58,632	38.1%	(1,389)	(2.3)%

Asia Pacific:
Southeast Asia/Pacific	24,694	17.2%	32,252	20.9%	7,558	30.6%
Greater China	52,111	36.3%	56,635	36.7%	4,524	8.7%
North Asia	6,740	4.7%	6,601	4.3%	(139)	(2.1)%
Asia Pacific Total	83,545	58.2%	95,488	61.9%	11,943	14.3%

	$143,566	100.0%	$154,120	100.0%	$10,554	7.4%

North America:  The decrease in net sales in this region was the result of fewer active Associates in the United States and Canada.  These decreases were partially offset by an increase in sales and the number of active Associates in Mexico, where local currency net sales increased 13.2%.  During the quarter, we continued to execute our strategy in North America by working to strengthen our sales force, advance our personalization strategy, and implement incentives specifically for North America.  As noted above, we commenced operations in France and Belgium during the last week of the quarter ended March 31, 2012, and anticipate that these markets will contribute to our regional results beginning in the second quarter.

Asia Pacific:  The increase in net sales in this region was the result of higher product sales volume in Southeast Asia Pacific and Greater China.  The increase in product sales volume in Southeast Asia Pacific was primarily the result of a 180.7% increase in net sales in the Philippines and, to a lesser extent, higher net sales in Singapore, Malaysia and Australia.  The net sales increase in the Philippines was driven by a 162.5% increase in the number of active Associates, and an increase in average spending per Associate on a year-over-year basis, which we believe is due to commission qualification changes for new Associates that were implemented in late 2010 and, to a lesser extent, a price increase in December of 2011.  The net sales increase in Singapore and Malaysia was the result of a temporary increase in sales volume per Associate ahead of price changes that occurred in these markets during the quarter.  The net sales increase in Australia was due, primarily, to our Asia Pacific convention, which was held in Sydney during the quarter and added approximately $1.7 million to net sales (this event was held in Hong Kong during the same period in 2011).

The increase in net sales in Greater China was due, primarily, to a temporary increase in product sales volume per Associate ahead of price changes that occurred in Hong Kong towards the end of the quarter.  We estimate that this surge in sales volume added approximately $9.0 million in net sales in Hong Kong during the quarter.  This increase was partially offset by certain events that contributed to Hong Kong’s sales in the first quarter of 2011 that did not occur during the first quarter of 2012, namely: (i) the recognition of approximately $3.0 million of deferred revenue during the first quarter of 2011, and (ii) the addition of approximately $3.0 million in sales from our Asia Pacific Convention that was held in Hong Kong during the first quarter of 2011 (this event was held in Australia during 2012).

Net sales in Taiwan also increased 15.6% on a year-over-year basis due to a temporary increase in sales volume per Associate ahead of price changes in Taiwan during the quarter.  Net sales in China for the quarter were essentially flat at $5.6 million, while the number of active Associates in this market increased by 18.2% to 13,000.  We believe that our sales results in China are due to some minor changes to our China compensation plan, which, in the short-term, have lowered Associate productivity.  We believe, however, that these changes will promote long-term growth in China.

Gross Profit

Gross profit improved to 82.3% of net sales for the first quarter of 2012 from 82.1% for the first quarter of 2011.  This improvement is related to an increasing percentage of sales coming from certain international markets where we have higher gross margins and where we have also recognized slight currency benefits.   Additionally, the price changes noted above also provided a slight benefit to gross profit margin and are expected to have more of a positive effect going forward.  These improvements to gross margins were partially offset by an expected increase in the cost of certain raw materials and in costs related to our product personalization efforts.

Associate Incentives

Associate incentives decreased to 44.1% of net sales during the first quarter of 2012, compared with 45.1% for the first quarter of 2011.  This decrease can be attributed primarily to a lower payout under our Matching Bonus program as a result of our continued efforts to efficiently manage this component of our Associate Compensation Plan.  This decrease was also due to a lower payout of base commissions, as a percent of sales, due to the temporary surge in sales we experienced ahead of the price changes discussed above (when we experience a temporary surge or decline in sales our Associate incentives as a percent of net sales typically react in an inverse manner), as well as the relative impact of the actual price changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 24.7% of net sales for the first quarter of 2012, compared with 25.0% for the first quarter of 2011.  This relative decrease can be attributed to leverage gained on increased sales outside the United States in markets where selling, general and administrative expenses are lower.  This improvement was partially offset by costs associated with opening our new markets and low initial sales in these markets.

In absolute terms, our selling, general and administrative expenses increased by $2.2 million for the first quarter of 2012, compared with the first quarter of 2011.  The most significant components of this increase in absolute terms were as follows:

•                  New market costs of approximately $0.7 million;

•                  An increase in the cost of our Asia Pacific Convention of approximately $0.6 million;

•                  An increase related to our corporate branding efforts of approximately $0.5 million; and

•                  An increase in credit card and bank fees that vary with sales of approximately $0.4 million.

Diluted Earnings Per Share

Diluted earnings per share increased by 28.6% from the first quarter of 2011 to the first quarter of 2012.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company that took place in 2011.

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

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the quarter ended March 31, 2012, we had a net cash flow from operating activities of $22.6 million, compared with $17.5 million in the same period of 2011.  The most significant factors of this increase include: (i) higher net earnings; (ii) the change in deferred income taxes ; (iii) a reduction in inventory in the current year; and (iv) changes in other current liabilities during the current year compared to the prior year.  These items were partially offset by a change in prepaid expenses and other current assets in the prior year period, which was the result of: (i) a term deposit from our acquisition of BabyCare in 2010 that matured in 2011; (ii) an increase in federal income taxes receivable in 2010; and (iii) the increase in deferred commissions in 2010 related to higher deferred revenue from a successful promotion in Hong Kong that ended the final day of 2010.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  We did not draw on this line of credit at any time during the first quarter of 2012, and, as of March 31, 2012 there was no outstanding balance on this line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of March 31, 2012, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents increased to $71.2 million at March 31, 2012, from $50.4 million at December 31, 2011.  Of the $71.2 million held at March 31, 2012, $51.8 million was held in the United States, and $19.4 million was held by international subsidiaries.

Of the $50.4 million held at December 31, 2011, $34.8 million was held in the United States, and $15.6 million was held by international subsidiaries.

Net working capital increased to $62.9 million at March 31, 2012, from $46.4 million at December 31, 2011.  This increase in net working capital was due mostly to net cash provided by operating activities, which was partially offset by purchases of property and equipment, a decrease in inventories, and an increase in other current liabilities.  Property and equipment purchases during the quarter included manufacturing and IT-related equipment as well as investments in infrastructure for our new markets.  The increase in other current liabilities for the quarter related mostly to an increase in income taxes payable, accrued Associate incentives and promotions, and unearned revenue, which were partially offset by a decrease in accrued employee compensation.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  There was no share repurchase activity during the first quarter of 2012 and the remaining approved repurchase amount under the plan remained $28.2 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended December 31, 2011.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from the quarterly report on Form 10-Q of USANA Health Sciences, Inc. for the quarter ended March 31, 2012, formatted in eXtensible Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: May 10, 2012	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer
(Principal Financial and Accounting Officer)