Form 10-Q
period 2012-06-30
USANA HEALTH SCIENCES INC
filed 2012-08-08
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2012 was 14,450,595.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I.  FINANCIAL INFORMATION`

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of	As of
	December 31,	June 30,
	2011	2012

ASSETS
Current assets
Cash and cash equivalents	$50,353	$65,538
Inventories	36,968	33,805
Prepaid expenses and other current assets	18,738	24,163
Total current assets	106,059	123,506

Property and equipment, net	60,754	60,343

Goodwill	17,740	17,675
Intangible assets, net	42,637	41,846
Deferred tax assets	11,033	10,913
Other assets	6,273	6,729
	$244,496	$261,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,952	$6,408
Other current liabilities	51,744	60,341
Total current liabilities	59,696	66,749

Deferred tax liabilities	9,948	9,638
Other long-term liabilities	942	998

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 14,940 as of December 31, 2011 and 14,350 as of June 30, 2012	15	14
Additional paid-in capital	49,257	47,742
Retained earnings	118,799	130,120
Accumulated other comprehensive income	5,839	5,751
Total stockholders’ equity	173,910	183,627
	$244,496	$261,012

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	July 2,	June 30,
	2011	2012

Net sales	$148,925	$160,901
Cost of sales	26,208	28,073

Gross profit	122,717	132,828

Operating expenses:
Associate incentives	67,760	70,901
Selling, general and administrative	33,803	36,776

Total operating expenses	101,563	107,677

Earnings from operations	21,154	25,151

Other income (expense):
Interest income	54	71
Interest expense	(2)	—
Other, net	(52)	(293)

Other income (expense), net	—	(222)

Earnings before income taxes	21,154	24,929

Income taxes	7,298	8,184

Net earnings	$13,856	$16,745

Earnings per common share
Basic	$0.89	$1.14
Diluted	$0.88	$1.11

Weighted average common shares outstanding
Basic	15,530	14,691
Diluted	15,752	15,090

Comprehensive income:

Net earnings	$13,856	$16,745

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,717	(851)
Tax (expense) benefit related to foreign currency translation adjustment	(352)	363

Other comprehensive income (loss), net of tax	1,365	(488)

Comprehensive income	$15,221	$16,257

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	July 2,	June 30,
	2011	2012

Net sales	$292,491	$315,021
Cost of sales	51,870	55,290

Gross profit	240,621	259,731

Operating expenses:
Associate incentives	132,567	138,910
Selling, general and administrative	69,673	74,808

Total operating expenses	202,240	213,718

Earnings from operations	38,381	46,013

Other income (expense):
Interest income	104	109
Interest expense	(8)	—
Other, net	5	(199)

Other income (expense), net	101	(90)

Earnings before income taxes	38,482	45,923

Income taxes	13,276	15,427

Net earnings	$25,206	$30,496

Earnings per common share
Basic	$1.60	$2.06
Diluted	$1.58	$2.01

Weighted average common shares outstanding
Basic	15,720	14,827
Diluted	15,964	15,192

Comprehensive income:

Net earnings	$25,206	$30,496

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,581	(156)
Tax (expense) benefit related to foreign currency translation adjustment	(560)	68

Other comprehensive income (loss), net of tax	2,021	(88)

Comprehensive income	$27,227	$30,408

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended July 2, 2011 and June 30, 2012

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Six Months Ended July 2, 2011

Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$5,357	$146,802
Net earnings				25,206		25,206
Other comprehensive income, net of tax					2,021	2,021
Equity-based compensation expense			4,802			4,802
Common stock repurchased and retired	(827)	(1)	(8,725)	(16,613)		(25,339)
Common stock issued under equity award plans, including tax benefit of $49	15		88			88
Tax impact of canceled vested equity awards			(509)			(509)

Balance at July 2, 2011	15,173	15	46,878	98,800	7,378	153,071

For the Six Months Ended June 30, 2012
Balance at December 31, 2011	14,940	15	49,257	118,799	5,839	173,910
Net earnings				30,496		30,496
Other comprehensive income, net of tax					(88)	(88)
Equity-based compensation expense			5,618			5,618
Common stock repurchased and retired	(677)	(1)	(7,387)	(19,175)		(26,563)
Common stock issued under equity award plans, including tax benefit of $336	87		375			375
Tax impact of canceled vested equity awards			(121)			(121)

Balance at June 30, 2012	14,350	$14	$47,742	$130,120	$5,751	$183,627

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2,	June 30,
	2011	2012

Cash flows from operating activities
Net earnings	$25,206	$30,496
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,246	4,410
(Gain) loss on sale of property and equipment	9	(108)
Equity-based compensation expense	4,802	5,618
Excess tax benefits from equity-based payment arrangements	(48)	(380)
Deferred income taxes	(1,981)	(4,673)
Changes in operating assets and liabilities:
Inventories, net	(561)	3,466
Prepaid expenses and other assets	4,109	(1,332)
Accounts payable	1,914	(1,565)
Other liabilities	(6,295)	8,014

Total adjustments	6,195	13,450

Net cash provided by operating activities	31,401	43,946

Cash flows from investing activities
Proceeds from sale of property and equipment	1	148
Purchases of property and equipment	(5,794)	(3,447)

Net cash used in investing activities	(5,793)	(3,299)

Cash flows from financing activities
Proceeds from equity awards exercised	39	39
Excess tax benefits from equity-based payment arrangements	48	380
Repurchase of common stock	(25,339)	(26,563)
Borrowings on line of credit	—	593

Net cash used in financing activities	(25,252)	(25,551)

Effect of exchange rate changes on cash and cash equivalents	366	89

Net increase in cash and cash equivalents	722	15,185

Cash and cash equivalents, beginning of period	24,222	50,353

Cash and cash equivalents, end of period	$24,944	$65,538

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$9	$—
Income taxes	13,483	13,293

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling.  The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: North America/Europe and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, Greater China, and North Asia.  North America/Europe includes the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France, and Belgium.  Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.  All significant intercompany accounts and transactions have been eliminated in this consolidation.

The condensed balance sheet as of December 31, 2011, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2012 and results of operations for quarters and six months ended July 2, 2011 and June 30, 2012.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the quarter and six months ended June 30, 2012, may not be indicative of the results that may be expected for the fiscal year 2012 ending December 29, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE B — REVISIONS

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

The following tables illustrate the effects of the revision on the Company’s consolidated financial statements for only those line items that were affected and have not been previously disclosed:

Consolidated Statements of Comprehensive Income

	For the six months ended July 2, 2011
	As Previously Reported	Adjustment	As Revised

Comprehensive income	$26,211	$1,016	$27,227

Consolidated Statements of Stockholders’ Equity

	For the six months ended July 2, 2011
	As Previously Reported	Adjustment	As Revised

Other comprehensive income, net of tax	$1,005	$1,016	$2,021
Accumulated Other Comprehensive Income (Loss), Balance at July 2, 2011	4,726	2,652	7,378
Total Stockholders’ Equity, Balance at July 2, 2011	150,419	2,652	153,071

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2011	2012
Raw materials	$9,670	$8,897
Work in progress	6,917	6,349
Finished goods	20,381	18,559
	$36,968	$33,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — COMMON STOCK AND EARNINGS PER SHARE

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

	Quarters Ended
	July 2,	June 30,
	2011	2012

Net earnings available to common shareholders	$13,856	$16,745

Basic EPS

Shares
Common shares outstanding entire period	15,985	14,940
Weighted average common shares:
Issued during period	13	68
Repurchased and retired during period	(468)	(317)

Weighted average common shares outstanding during period	15,530	14,691

Earnings per common share from net earnings - basic	$0.89	$1.14

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,530	14,691

Dilutive effect of in-the-money equity awards	222	399

Weighted average common shares outstanding during period - diluted	15,752	15,090

Earnings per common share from net earnings - diluted	$0.88	$1.11

Equity awards for 2,782 and 1,906 shares of stock were not included in the computation of diluted EPS for the quarters ended July 2, 2011, and June 30, 2012, respectively, due to the fact that their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	Six Months Ended
	July 2,	June 30,
	2011	2012

Net earnings available to common shareholders	$25,206	$30,496

Basic EPS

Shares
Common shares outstanding entire period	15,985	14,940
Weighted average common shares:
Issued during period	8	45
Repurchased and retired during period	(273)	(158)

Weighted average common shares outstanding during period	15,720	14,827

Earnings per common share from net earnings - basic	$1.60	$2.06

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,720	14,827

Dilutive effect of in-the-money equity awards	244	365

Weighted average common shares outstanding during period - diluted	15,964	15,192

Earnings per common share from net earnings - diluted	$1.58	$2.01

Equity awards for 2,782 and 1,934 shares of stock were not included in the computation of diluted EPS for the six months ended July 2, 2011, and June 30, 2012, respectively, due to the fact that their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — SEGMENT INFORMATION

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

	Quarters Ended		Six Months Ended
	July 2,	June 30,	July 2,	June 30,
	2011	2012	2011	2012

USANA® Nutritionals	78%	79%	78%	79%
USANA Foods	12%	12%	12%	12%
Sensé – beautiful science®	7%	7%	7%	7%

Selected financial information for the Company is presented for two geographic regions: North America/Europe and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  North America/Europe — United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

•                  Greater China — Hong Kong, Taiwan, and China

•                  North Asia — Japan and South Korea

(1)         The Company commenced operations in Thailand, France, and Belgium at the end of the first quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE E — SEGMENT INFORMATION — CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarters Ended		Six Months Ended
	July 2,	June 30,	July 2,	June 30,
	2011	2012	2011	2012
Net Sales to External Customers

North America/Europe	$60,267	$62,464	$120,288	$121,096
Asia Pacific
Southeast Asia/Pacific	27,225	34,271	51,919	66,523
Greater China	53,678	56,770	105,789	113,405
North Asia	7,755	7,396	14,495	13,997
Asia Pacific Total	88,658	98,437	172,203	193,925

Consolidated Total	$148,925	$160,901	$292,491	$315,021

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarters Ended		Six Months Ended
	July 2,	June 30,	July 2,	June 30,
	2011	2012	2011	2012
Net Sales to External Customers
Hong Kong	$41,785	$43,547	$81,988	$87,354
United States	37,121	39,108	74,157	75,586
Canada	17,462	16,246	34,789	32,435

	As of
	December 31,	June 30,
	2011	2012
Long-lived Assets
China	$59,806	$58,673
United States	46,991	46,490
Australia	15,280	15,142

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base is comprised of two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of June 30, 2012, we had approximately 235,000 active Associates and approximately 66,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased product from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America/Europe — United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

•                  Greater China — Hong Kong, China, and Taiwan

•                  North Asia — Japan and South Korea

(1)         We commenced operations in Thailand, France and Belgium at the end of the first quarter of 2012.

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

	Six Months Ended
	July 2,	June 30,
	2011	2012
Product Line
USANA® Nutritionals
Essentials	29%	28%
Optimizers	49%	51%
USANA Foods	12%	12%
Sensé – beautiful science®	7%	7%
All Other	3%	2%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	12%	12%
HealthPak 100 ™	9%	8%

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

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are up-to-date with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a more successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.  For example, during the second quarter of 2012 we modified the Matching Bonus component of our Compensation Plan, changing it from a short-term incentive to a long-term incentive.  We now refer to this bonus as our Lifetime Matching Bonus.  We believe that the Lifetime Matching Bonus will be a more attractive incentive to our Associates and will help facilitate long-term growth for both our Associates and the Company.

To further support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with some of our Associate leaders and members of our management team.  We also provide low cost sales tools, including online sales, business management, and training tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new customers to purchase our products, and educate and train new Associates.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  During the six months ended June 30, 2012, net sales outside of the United States represented approximately 76% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the six months ended June 30, 2012.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	July 2, 2011		June 30, 2012		Prior Year	Change

North America/Europe	83,000	37.4%	82,000	34.9%	(1,000)	(1.2)%

Asia Pacific:
Southeast Asia/Pacific	43,000	19.4%	58,000	24.7%	15,000	34.9%
Greater China	87,000	39.2%	87,000	37.0%	—	0.0%
North Asia	9,000	4.0%	8,000	3.4%	(1,000)	(11.1)%
Asia Pacific Total	139,000	62.6%	153,000	65.1%	14,000	10.1%

	222,000	100.0%	235,000	100.0%	13,000	5.9%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	July 2, 2011		June 30, 2012		Prior Year	Change

North America/Europe	53,000	77.9%	52,000	78.8%	(1,000)	(1.9)%

Asia Pacific:
Southeast Asia/Pacific	6,000	8.8%	6,000	9.1%	—	0.0%
Greater China	8,000	11.8%	7,000	10.6%	(1,000)	(12.5)%
North Asia	1,000	1.5%	1,000	1.5%	—	0.0%
Asia Pacific Total	15,000	22.1%	14,000	21.2%	(1,000)	(6.7)%

	68,000	100.0%	66,000	100.0%	(2,000)	(2.9)%

Current Focus and Recent Developments

We are currently focusing our efforts on: (i) growing our business in Greater China, (ii) the implementation of our strategy to stabilize and grow our North American markets, and (iii) international expansion.

Our development efforts in Greater China during the first six months of 2012 have included further educating our Associates on the USANA products that we introduced in China during 2011, and on our China compensation plan.  Additionally, in the first quarter of 2012 we opened a new branch office in Shenzhen, which is a key city for our business in southern China.

In North America/Europe, we continued to execute our stabilization and growth strategy, which focuses on strengthening our partnership with Associates, introducing North America-specific incentives, and implementing our global marketing strategy.  During the first six months of 2012, we made progress on each component of this strategy.  For example, we have held an increased number of meetings and events where members of our management team have worked closely with our Associate Leaders to grow our business.  The most significant event occurred in April 2012, in Los Angeles, California, where members of our management team launched our new Lifetime Matching Bonus in front of a sold-out venue of North American Associates.  The Lifetime Matching Bonus has been very well received by our Associates in all of our markets.  Finally, we offered a promotion specifically for our Associates in Mexico for a portion of the first and second quarters of 2012.  We believe that this promotion has also contributed to the momentum we are experiencing in Mexico and North America in general.

In terms of international expansion, we commenced operations in Thailand, France and Belgium at the end of the first quarter of 2012.  In the second quarter of 2012, these markets contributed $1.2 million to net sales.  Our initial experience with these markets is that they are heavily consumer focused.  As such, we believe that it will take time for our existing Associate leaders in these markets to find and develop entrepreneurs to grow each respective market.  Consequently, we believe that sales growth in each of these markets will occur at a slower rate than we initially anticipated.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2012 increased 8.0%, to $160.9 million, compared with the second quarter of 2011.  This net sales increase was driven by sales growth in each of our regions with the exception of North Asia, and also included the addition of Thailand, France, and Belgium.  Currency fluctuation during the quarter reduced net sales by approximately $2.7 million.

As previously mentioned, during the quarter we launched our Lifetime Matching Bonus incentive.  This new bonus was introduced to our Associates with a short-term promotion similar to promotions that we have offered with success in the past.  We believe that this promotion contributed to our sales and Associate growth during the quarter.  Specifically, we estimate that this promotion added approximately $4.6 million to net sales, the majority of which was recognized in our Greater China and Southeast Asia Pacific regions.  Further, price increases in certain markets contributed an estimated $4.7 million to net sales during the quarter.  These and other factors that contributed to our sales results during the second quarter of 2012 are discussed below under our regional results.

Net earnings for the second quarter of 2012 increased 20.9%, to $16.7 million, compared with the second quarter of 2011.  This increase was primarily the result of higher net sales, improved gross margins, lower relative Associate incentives, and a lower effective tax rate.

Quarters Ended July 2, 2011 and June 30, 2012

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Quarter Ended				from prior	Percent
	July 2, 2011		June 30, 2012		year	change

North America/Europe	$60,267	40.5%	$62,464	38.8%	$2,197	3.6%

Asia Pacific:
Southeast Asia/Pacific	27,225	18.3%	34,271	21.3%	7,046	25.9%
Greater China	53,678	36.0%	56,770	35.3%	3,092	5.8%
North Asia	7,755	5.2%	7,396	4.6%	(359)	(4.6)%
Asia Pacific Total	88,658	59.5%	98,437	61.2%	9,779	11.0%

	$148,925	100.0%	$160,901	100.0%	$11,976	8.0%

North America/Europe:  The increase in net sales in this region was primarily due to increased sales per Associate, which we believe was due mostly to the momentum generated by the introduction of our Lifetime Matching Bonus and the related short-term promotion that we offered.  We estimate that this short-term promotion added $0.8 million to net sales in this region during the quarter.  Net sales also benefited by $0.5 million from the inclusion of France and Belgium during the quarter.  These improvements were partially offset by the effects of fluctuations in foreign currency exchange rates, which reduced net sales in this region by $1.7 million.

The number of active Associates in this region declined by 1.2% on a year-over-year basis, but increased 6.5% sequentially.  Considering the historical customer declines we have experienced in this region for some time, we believe that both our sequential quarter and year-over-year results are meaningful improvements in this region.  We believe that these improvements are primarily due to our new Lifetime Matching Bonus and the short-term promotion previously mentioned.

Asia Pacific:  The increase in net sales in this region was driven by growth in Southeast Asia Pacific and Greater China, which was primarily the result of (i) an increase in the number of active Associates, (ii) price increases in certain markets, and (iii) the introduction of our Lifetime Matching Bonus program and the related short-term promotion.  We estimate that price increases added $4.7 million to net sales in this region for the quarter and that the short-term promotion added $3.8 million.  Net sales for the quarter also benefited by $0.7 million from the inclusion of Thailand.  While we experienced sales growth this quarter in nearly all of our markets in this region, the most significant growth continues to be in the Philippines, where net sales increased 124.4% year-over-year.  The improvements in net sales in this region during the second quarter of 2012 were partially offset by: (i) an estimated $4.0 million increase in sales ahead of certain strategic changes that were to be implemented in Hong Kong during the second quarter of 2011, and (ii) the effects of fluctuations in foreign currency exchange rates, which reduced net sales by $1.0 million during the second quarter of 2012.

The number of active Associates in this region increased by 10.1% compared to the prior year quarter.  This increase was primarily the result of excitement generated by the introduction of our Lifetime Matching Bonus program and the related short-term promotion.  Again, of the markets in this region, the Philippines generated the most significant Associate growth, where the number of active Associates increased 100.0% on a year-over-year basis.

Gross Profit

Gross profit margins improved modestly to 82.6% of net sales for the second quarter of 2012 from 82.4% for the second quarter of 2011.  Overall, this improvement can be attributed to price increases that took place in several of our international markets toward the end of the first quarter of 2012, which we estimate improved gross profit margins by approximately 60 basis points.  To a lesser extent, lower net freight costs on shipments to our customers and leverage gained on fixed costs from increasing net sales also contributed to improved gross margins.  Improvements to gross margin during the second quarter of 2012 were partially offset by increases in raw material costs, which we estimate reduced gross profit margins by approximately 40 basis points, and, to a lesser extent, the impact of a strengthening in the U.S. dollar.

Associate Incentives

Associate incentives decreased to 44.1% of net sales during the second quarter of 2012, compared with 45.5% for the second quarter of 2011.  This decrease can be attributed to price increases that took place toward the end of the first quarter.  Payout under our Matching Bonus program benefited further from our continued efforts to efficiently manage this component of our Associate Compensation Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased modestly to 22.9% of net sales for the second quarter of 2012, compared with 22.7% for the second quarter of 2011.

In absolute terms, our selling, general and administrative expenses increased $3.0 million for the second quarter of 2012, compared with the second quarter of 2011.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in equity compensation expense of approximately $1.1 million, which was due mostly to a low comparable in the prior year quarter resulting from the recapture of previously recognized expense on canceled equity awards;

•                  New market costs of approximately $1.1 million; and

•                  An increase in wage-related expenses of approximately $0.6 million.

Income Taxes

Our effective income tax rate during the second quarter of 2012 was 32.8%, compared with 34.5% in the second quarter of 2011.  This decrease resulted primarily from a restructuring of USANA’s Hong Kong and Singapore operations implemented during the quarter, which included a one-time favorable adjustment to jurisdictional deferred tax assets and liabilities.

Diluted Earnings Per Share

Diluted earnings per share increased 26.1% during the current year quarter when compared with the second quarter of 2011.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases over the last twelve months.

Six Months Ended July 2, 2011 and June 30, 2012

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Six Months Ended				from prior	Percent
	July 2, 2011		June 30, 2012		year	change

North America/Europe	$120,288	41.1%	$121,096	38.4%	$808	0.7%

Asia Pacific:
Southeast Asia/Pacific	51,919	17.7%	66,523	21.1%	14,604	28.1%
Greater China	105,789	36.2%	113,405	36.0%	7,616	7.2%
North Asia	14,495	5.0%	13,997	4.5%	(498)	(3.4)%
Asia Pacific Total	172,203	58.9%	193,925	61.6%	21,722	12.6%

	$292,491	100.0%	$315,021	100.0%	$22,530	7.7%

North America/Europe:  The increase in net sales in this region during the first six months of 2012 when compared with the same period in 2011 was primarily due to increased sales per Associate and momentum generated, in large part, by the introduction of our Lifetime Matching Bonus program and the related short-term promotion that we offered in the second quarter.  Net sales during the first six months of 2012 also benefited by $0.5 million from the inclusion of France and Belgium.  These improvements were partially offset by the effects of fluctuations in foreign currency exchange rates, which reduced net sales in this region by $2.4 million during the first six months of 2012 when compared with the same period in 2011.

Asia Pacific:  The increase in net sales in this region during the first six months of 2012 was driven by growth in Southeast Asia Pacific and Greater China, which was primarily the result of: (i) an increase in the average number of active Associates throughout the first six months of 2012, (ii) a surge in sales ahead of price increases that took place in certain of these markets, (iii) the impact of these price increases, and (iv) the introduction of our Lifetime Matching Bonus program and the related short-term promotion that we offered.  We estimate that the surge in sales ahead of price increases added $11.0 million, that the price increases added $7.1 million, and that the short-term promotion added $3.8 million to net sales in this region during the first six months of 2012.  Net sales also benefited by $0.8 million from the inclusion of Thailand in the current year.  These increases were partially offset by certain events that contributed to sales in this region during the first six months of 2011 that did not occur in 2012, namely: (i) an estimated $4.0 million surge in sales ahead of certain strategic changes that were to be implemented in Hong Kong, and (ii) the recognition of approximately $3.0 million of deferred revenue during the first quarter of 2011.

Gross Profit

Gross profit for the first six months of 2012 increased slightly to 82.4% of net sales compared with 82.3% in the prior year period, largely as a result of price increases in several of our international markets introduced toward the end of the first quarter of 2012.  We also experienced benefits from leverage on increasing sales as well as an increasing percentage of sales from certain international markets where we have higher gross margins.  Although currency fluctuation negatively impacted gross profit margins for the second quarter of 2012, we experienced an overall benefit to gross profit margins from currency fluctuation for the first six months of 2012.  Improvements to gross margins during the first six months of 2012 were partially offset by increases in raw material costs.

Associate Incentives

Associate incentives decreased to 44.1% of net sales during the first six months of 2012, compared with 45.3% for the first six months of 2011.  This decrease can be attributed to: (i) the temporary surge in sales we experienced during the first quarter of 2012 ahead of the price changes discussed above (when we experience a temporary surge or decline in sales our Associate incentives as a percent of net sales typically react in an inverse manner), and (ii) the impact of these price increases on the full second quarter of 2012.  Payout under our Matching Bonus program benefited further from our continued efforts to efficiently manage this component of our Associate Compensation Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased slightly to 23.7% of net sales for the first six months of 2012, compared with 23.8% for the same period in 2011.  This slight change reflects leverage gained on increased sales outside the United States in markets where selling, general and administrative expenses are lower, partially offset by costs associated with opening our new markets and low initial sales in these markets.

In absolute terms, our selling, general and administrative expenses increased $5.1 million for the first six months of 2012, compared with the same period in 2011.  The most significant components of this increase in absolute terms were as follows:

•                  New market costs of approximately $1.8 million; and

•                  An increase in equity compensation expense of approximately $0.8 million due mostly to a low comparable in the prior year period;

•                  An increase in wage-related expenses of approximately $0.8 million;

•                  An increase in credit card and bank fees that vary with sales of approximately $0.7 million; and

•                  An increase related to our corporate branding efforts of approximately $0.7 million.

Income Taxes

Our effective income tax rate during the first six months of 2012 was 33.6%, compared with 34.5% in the first six months of 2011.  This decrease resulted primarily from a restructuring of USANA’s Hong Kong and Singapore operations implemented during the second quarter, which included a one-time favorable adjustment to jurisdictional deferred tax assets and liabilities.

Diluted Earnings Per Share

Diluted earnings per share increased 27.2% during the first six months of 2012 when compared to the first six months of 2011.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company over the last twelve months.

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

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first six months of 2012, we had a net cash flow from operating activities of $43.9 million, compared with $31.4 million in the same period of 2011.  The most significant factors contributing to this increase include higher net earnings and benefits from changes in operating assets and liabilities.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  We did not draw on this line of credit at any time during the first six months of 2012, and, as of June 30, 2012 there was no outstanding balance on this line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of June 30, 2012, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Additionally, from time to time we will enter into short-term foreign currency credit arrangements in our international markets for strategic purposes, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates.  As of June 30, 2012, we had a balance of $0.6 million outstanding for this purpose and have classified this under other current liabilities.  This credit arrangement has a maturity date of July 31, 2012.

Working capital

Cash and cash equivalents increased to $65.5 million at June 30, 2012, from $50.4 million at December 31, 2011.  Of the $65.5 million held at June 30, 2012, $44.1 million was held in the United States, and $21.4 million was held by international subsidiaries.  Of the $50.4 million held at December 31, 2011, $34.8 million was held in the United States, and $15.6 million was held by international subsidiaries.

Net working capital increased to $56.8 million at June 30, 2012, from $46.4 million at December 31, 2011.  This increase in net working capital was due mostly to net cash provided by operating activities, which was offset in large part by share repurchases discussed below and also by purchases of property and equipment.  Some of the other items that partially offset the increase in net working capital included a decrease in inventories and an increase in other current liabilities.  Property and equipment purchases during the first six months of 2012 included manufacturing and IT-related equipment as well as investments in infrastructure for our new markets.  The increase in other current liabilities for the first six months of 2012 related mostly to increases in unearned revenue, accrued Associate incentives/promotions, and income taxes payable, which were partially offset by a decrease in accrued employee compensation.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors periodically approves additional dollar amounts for share repurchases under that plan.  For example, during the second quarter of 2012, the Board authorized an additional $21.8 million for share repurchases under the plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first six months of 2012, we repurchased and retired 0.7 million shares of common stock for a total of $26.6 million, at an average market price of $39.26 per share.  As of June 30, 2012, the remaining approved repurchase amount under the plan was $23.4 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended June 30, 2012:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal April
(Apr. 1, 2012 through May 5, 2012)	145	$39.61	145	$22,525

Fiscal May
(May 6, 2012 through Jun. 2, 2012)	394	$38.75	394	$29,003

Fiscal June
(Jun. 3, 2012 through Jun. 30, 2012)	138	$40.34	138	$23,437

	677	$39.26	677

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the second quarter with $28,246 remaining under the plan.  As announced in a publicly issued press release on May 9, 2012, the Board of Directors authorized an increase to the share repurchase plan of $21,754.  There currently is no expiration date on the approved repurchase amount.

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

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: August 8, 2012	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial and Accounting Officer)