Form 10-Q
period 2012-09-29
USANA HEALTH SCIENCES INC
filed 2012-11-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 14,425,692.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2012

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of	As of
	December 31,	September 29,
	2011	2012

ASSETS
Current assets
Cash and cash equivalents	$50,353	$76,601
Inventories	36,968	33,296
Prepaid expenses and other current assets	18,738	28,754
Total current assets	106,059	138,651

Property and equipment, net	60,754	62,052

Goodwill	17,740	17,797
Intangible assets, net	42,637	42,022
Deferred tax assets	11,033	6,705
Other assets	6,273	7,057
	$244,496	$274,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,952	$6,906
Other current liabilities	51,744	59,881
Total current liabilities	59,696	66,787

Deferred tax liabilities	9,948	9,571
Other long-term liabilities	942	946

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 14,940 as of December 31, 2011 and 14,496 as of September 29, 2012	15	14
Additional paid-in capital	49,257	49,263
Retained earnings	118,799	141,042
Accumulated other comprehensive income	5,839	6,661
Total stockholders’ equity	173,910	196,980
	$244,496	$274,284

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	October 1,	September 29,
	2011	2012

Net sales	$143,501	$165,175
Cost of sales	25,202	30,343

Gross profit	118,299	134,832

Operating expenses:
Associate incentives	66,158	70,406
Selling, general and administrative	33,365	40,342

Total operating expenses	99,523	110,748

Earnings from operations	18,776	24,084

Other income (expense):
Interest income	42	75
Interest expense	(1)	(11)
Other, net	92	203

Other income (expense), net	133	267

Earnings before income taxes	18,909	24,351

Income taxes	6,524	6,861

Net earnings	$12,385	$17,490

Earnings per common share
Basic	$0.82	$1.22
Diluted	$0.81	$1.18

Weighted average common shares outstanding
Basic	15,043	14,365
Diluted	15,205	14,884

Comprehensive income:

Net earnings	$12,385	$17,490

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,309)	1,312
Tax (expense) benefit related to foreign currency translation adjustment	1,051	(402)

Other comprehensive income (loss), net of tax	(1,258)	910

Comprehensive income	$11,127	$18,400

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	October 1,	September 29,
	2011	2012

Net sales	$435,992	$480,196
Cost of sales	77,072	85,633

Gross profit	358,920	394,563

Operating expenses:
Associate incentives	198,725	209,316
Selling, general and administrative	103,038	115,150

Total operating expenses	301,763	324,466

Earnings from operations	57,157	70,097

Other income (expense):
Interest income	146	184
Interest expense	(9)	(11)
Other, net	97	4

Other income (expense), net	234	177

Earnings before income taxes	57,391	70,274

Income taxes	19,800	22,288

Net earnings	$37,591	$47,986

Earnings per common share
Basic	$2.43	$3.27
Diluted	$2.39	$3.19

Weighted average common shares outstanding
Basic	15,495	14,673
Diluted	15,712	15,064

Comprehensive income:

Net earnings	$37,591	$47,986

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	272	1,156
Tax (expense) benefit related to foreign currency translation adjustment	491	(334)

Other comprehensive income (loss), net of tax	763	822

Comprehensive income	$38,354	$48,808

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 1, 2011 and September 29, 2012

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
For the Nine Months Ended October 1, 2011

Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$5,357	$146,802
Net earnings				37,591		37,591
Other comprehensive income, net of tax					763	763
Equity-based compensation expense			7,739			7,739
Common stock repurchased and retired	(1,095)	(1)	(11,072)	(21,628)		(32,701)
Common stock issued under equity award plans, including tax expense of $309	64		(270)			(270)
Tax impact of canceled vested equity awards			(785)			(785)

Balance at October 1, 2011	14,954	$15	$46,834	$106,170	$6,120	$159,139

For the Nine Months Ended September 29, 2012
Balance at December 31, 2011	14,940	$15	$49,257	$118,799	$5,839	$173,910
Net earnings				47,986		47,986
Other comprehensive income, net of tax					822	822
Equity-based compensation expense			8,184			8,184
Common stock repurchased and retired	(877)	(1)	(9,757)	(25,743)		(35,501)
Common stock awarded to Associates	2		100			100
Common stock issued under equity award plans, including tax benefit of $1,517	431		1,826			1,826
Tax impact of canceled vested equity awards			(347)			(347)

Balance at September 29, 2012	14,496	$14	$49,263	$141,042	$6,661	$196,980

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1,	September 29,
	2011	2012

Cash flows from operating activities
Net earnings	$37,591	$47,986
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	6,361	6,608
(Gain) loss on sale of property and equipment	44	(106)
Equity-based compensation expense	7,739	8,184
Excess tax benefits from equity-based payment arrangements	(48)	(2,779)
Common stock awarded to Associates	—	100
Deferred income taxes	(1,473)	2,255
Changes in operating assets and liabilities:
Inventories, net	(2,664)	4,462
Prepaid expenses and other assets	6,063	(9,223)
Accounts payable	2,614	(1,063)
Other liabilities	(2,759)	7,199

Total adjustments	15,877	15,637

Net cash provided by operating activities	53,468	63,623

Cash flows from investing activities
Proceeds from sale of property and equipment	1	148
Purchases of property and equipment	(8,558)	(6,811)

Net cash used in investing activities	(8,557)	(6,663)

Cash flows from financing activities
Proceeds from equity awards exercised	39	309
Excess tax benefits from equity-based payment arrangements	48	2,779
Repurchase of common stock	(32,701)	(35,501)
Borrowings on line of credit	—	1,842
Payments on line of credit	—	(599)

Net cash used in financing activities	(32,614)	(31,170)

Effect of exchange rate changes on cash and cash equivalents	(202)	458

Net increase in cash and cash equivalents	12,095	26,248

Cash and cash equivalents, beginning of period	24,222	50,353

Cash and cash equivalents, end of period	$36,317	$76,601

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10	$11
Income taxes	19,281	25,008

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

The condensed balance sheet as of December 31, 2011, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the Company’s financial position as of September 29, 2012 and results of operations for quarters and nine months ended October 1, 2011 and September 29, 2012.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the quarter and nine months ended September 29, 2012, may not be indicative of the results that may be expected for the fiscal year 2012 ending December 29, 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02).  ASU 2012-02 was issued with the intent of reducing the cost and complexity of performing impairment tests for indefinite-lived intangible assets by providing an entity with the option to first make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test.  The amendments in this update also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting the qualitative assessment, which is similar to the previously updated guidance for goodwill impairment testing provided in ASU 2011-08.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE B — INVENTORIES

Inventories consist of the following:

	December 31,	September 29,
	2011	2012

Raw materials	$9,670	$8,713
Work in progress	6,917	7,353
Finished goods	20,381	17,230

	$36,968	$33,296

NOTE C — COMMON STOCK AND EARNINGS PER SHARE

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

	Quarter Ended
	October 1,	September 29,
	2011	2012

Net earnings available to common shareholders	$12,385	$17,490

Basic EPS

Shares
Common shares outstanding entire period	15,985	14,940
Weighted average common shares:
Issued during period	39	229
Repurchased and retired during period	(981)	(804)

Weighted average common shares outstanding during period	15,043	14,365

Earnings per common share from net earnings - basic	$0.82	$1.22

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,043	14,365

Dilutive effect of in-the-money equity awards	162	519

Weighted average common shares outstanding during period - diluted	15,205	14,884

Earnings per common share from net earnings - diluted	$0.81	$1.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE C — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

Equity awards for 2,880 and 522 shares of stock were not included in the computation of diluted EPS for the quarters ended October 1, 2011, and September 29, 2012, respectively, due to the fact that their effect would be anti-dilutive.

	Nine Months Ended
	October 1,	September 29,
	2011	2012

Net earnings available to common shareholders	$37,591	$47,986

Basic EPS

Shares
Common shares outstanding entire period	15,985	14,940
Weighted average common shares:
Issued during period	19	107
Repurchased and retired during period	(509)	(374)

Weighted average common shares outstanding during period	15,495	14,673

Earnings per common share from net earnings - basic	$2.43	$3.27

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	15,495	14,673

Dilutive effect of in-the-money equity awards	217	391

Weighted average common shares outstanding during period - diluted	15,712	15,064

Earnings per common share from net earnings - diluted	$2.39	$3.19

Equity awards for 2,895 and 1,357 shares of stock were not included in the computation of diluted EPS for the nine months ended October 1, 2011, and September 29, 2012, respectively, due to the fact that their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — SEGMENT INFORMATION

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

	Quarters Ended		Nine Months Ended
	October 1,	September 29,	October 1,	September 29,
	2011	2012	2011	2012

USANA® Nutritionals	78%	80%	78%	79%
USANA Foods	12%	12%	12%	12%
Sensé — beautiful science®	7%	6%	7%	7%

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

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

•                  Greater China — Hong Kong, Taiwan, and China

•                  North Asia — Japan and South Korea

(1)         The Company commenced operations in Thailand, France, and Belgium at the end of the first quarter of 2012.

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarters Ended		Nine Months Ended
	October 1,	September 29,	October 1,	September 29,
	2011	2012	2011	2012
Net Sales to External Customers

North America/Europe	$59,028	$62,490	$179,316	$183,586
Asia Pacific
Southeast Asia/Pacific	30,117	35,709	82,036	102,232
Greater China	47,012	59,722	152,801	173,127
North Asia	7,344	7,254	21,839	21,251
Asia Pacific Total	84,473	102,685	256,676	296,610

Consolidated Total	$143,501	$165,175	$435,992	$480,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except per share data)

(unaudited)

NOTE D — SEGMENT INFORMATION — CONTINUED

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarters Ended		Nine Months Ended
	October 1,	September 29,	October 1,	September 29,
	2011	2012	2011	2012
Net Sales to External Customers
Hong Kong	$34,826	$44,944	$116,814	$132,298
United States	37,975	39,991	112,132	115,577
Canada	16,107	15,309	50,896	47,744

	As of
	December 31,	September 29,
	2011	2012
Long-lived Assets
China	$59,806	$59,077
United States	46,991	47,434
Australia	15,280	15,229

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base is comprised of two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products only for their personal use and are not permitted to resell or to distribute the products.  As of September 29, 2012, we had approximately 242,000 active Associates and approximately 64,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from USANA at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America/Europe — United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

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

	Nine Months Ended
	October 1,	September 29,
	2011	2012
Product Line
USANA® Nutritionals
Essentials	29%	28%
Optimizers	49%	51%
USANA Foods	12%	12%
Sensé — beautiful science®	7%	7%
All Other	3%	2%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	12%	12%
HealthPak 100 ™	9%	8%

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

To further support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team.  We also provide low cost sales tools, including online sales, business management, and training tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new customers to purchase our products, and educate and train new Associates.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  During the nine months ended September 29, 2012, net sales outside of the United States represented approximately 76% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 90% of product sales during the nine months ended September 29, 2012.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	October 1, 2011		September 29, 2012		Prior Year	Change

North America/Europe	80,000	37.4%	79,000	32.6%	(1,000)	(1.3)%

Asia Pacific:
Southeast Asia Pacific	47,000	22.0%	58,000	24.0%	11,000	23.4%
Greater China	78,000	36.4%	97,000	40.1%	19,000	24.4%
North Asia	9,000	4.2%	8,000	3.3%	(1,000)	(11.1)%
Asia Pacific Total	134,000	62.6%	163,000	67.4%	29,000	21.6%

	214,000	100.0%	242,000	100.0%	28,000	13.1%

	Active Preferred Customers By Region
	As of		As of		Change from	Percent
	October 1, 2011		September 29, 2012		Prior Year	Change

North America/Europe	51,000	77.3%	52,000	81.3%	1,000	2.0%

Asia Pacific:
Southeast Asia Pacific	7,000	10.6%	6,000	9.4%	(1,000)	(14.3)%
Greater China	7,000	10.6%	5,000	7.8%	(2,000)	(28.6)%
North Asia	1,000	1.5%	1,000	1.6%	—	0.0%
Asia Pacific Total	15,000	22.7%	12,000	18.8%	(3,000)	(20.0)%

	66,000	100.0%	64,000	100.0%	(2,000)	(3.0)%

Current Focus and Recent Developments

During the third quarter of 2012, we held our annual International Convention in Salt Lake City, Utah and officially introduced our global marketing strategy and new corporate branding to thousands of Associates.  This strategy focuses on personalizing USANA’s product and incentive offerings to its customer base around the world, which is symbolized in our new corporate branding.  As an example, we are preparing for the launch of our MyHealthPak™ product in our Asia Pacific markets.  MyHealthPak is a fully customized supplement regimen and can include virtually any of our Essentials and Optimizers.  This product is currently only available to our customers in the United States and Canada.  Additionally, we have developed two proprietary online health assessment applications for our Associates and Preferred Customers called True Health Assessment and True Health Companion.  These applications are designed for use on iPads and other platforms through the web and are meant to provide users with a customized lifestyle plan and personalized nutrition program, as well as a way to monitor progress on their programs.

Our global marketing strategy, we believe, will support our short- and long-term growth objectives, which include: (i) growing our business in Greater China, (ii) returning our North American markets to growth, and (iii) international expansion.

Our efforts in Greater China during the first nine months of 2012 have included further educating our Associates on the USANA products that we introduced in China during 2011, and on our China compensation plan.  Additionally, in the first quarter of 2012 we opened a new branch office in Shenzhen, which is a key city for our business in southern China.  During the fourth quarter of 2012, we will hold our Annual Customer Celebration in China, where new products and sales tools will be announced.

In North America/Europe, we continued to execute our growth strategy, which focuses on strengthening our partnership with Associates, introducing North America-specific incentives, and implementing our global marketing strategy of personalization.  During the first nine months of 2012, we made progress on each component of this strategy.  For example, we have held an increased number of meetings and events where members of our management team have worked closely with our Associate Leaders to grow our business.   During the second quarter, we launched our new Lifetime Matching Bonus, which has been very well received by our Associates in all of our markets.  We have also periodically offered a promotion specifically for our Associates in Mexico throughout the first nine months of 2012, which has helped drive results in that market and North America in general.

In terms of international expansion, we commenced operations in Thailand, France and Belgium at the end of the first quarter of 2012.  In the first nine months of 2012, these markets contributed $2.4 million to net sales.  Our initial experience with these markets is that they are heavily consumer focused.  As such, we believe that it will take time for our existing Associate leaders in these markets to find and develop entrepreneurs to grow each respective market.  Consequently, we believe that sales growth in each of these markets will occur at a slower rate than we initially anticipated.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2012 increased 15.1%, to $165.2 million, compared with the third quarter of 2011.  This net sales increase was driven by sales growth in each of our regions with the exception of North Asia, and also included the addition of Thailand, France, and Belgium.  Price increases that were implemented earlier in the year in certain markets in the Asia Pacific region also contributed an estimated $5.2 million to net sales during the quarter.  Further discussion on these and other factors contributing to our sales results during the quarter is provided below under our regional results.

Net earnings for the third quarter of 2012 increased 41.2%, to $17.5 million, compared with the third quarter of 2011.  This increase was primarily the result of higher net sales, lower relative Associate incentives, and a lower effective tax rate, partially offset by lower gross profit margins and higher relative selling, general and administrative expenses.

Quarters Ended October 1, 2011 and September 29, 2012

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Quarter Ended				from prior	Percent
	October 1, 2011		September 29, 2012		year	change

North America/Europe	$59,028	41.1%	$62,490	37.8%	$3,462	5.9%

Asia Pacific:
Southeast Asia Pacific	30,117	21.0%	35,709	21.6%	5,592	18.6%
Greater China	47,012	32.8%	59,722	36.2%	12,710	27.0%
North Asia	7,344	5.1%	7,254	4.4%	(90)	(1.2)%
Asia Pacific Total	84,473	58.9%	102,685	62.2%	18,212	21.6%

	$143,501	100.0%	$165,175	100.0%	$21,674	15.1%

North America/Europe:  The increase in net sales in this region was primarily due to (i) increased sales volume per Associate, due mainly to a growing number of Associate leaders within our active Associate base who are actively selling our products and building sales organizations, and (ii) an increase in net sales at our annual International Convention of nearly $0.8 million.  These increases were partially offset by the impact on product sales volume from a modest decrease in the number of active Associates and by currency fluctuations, which reduced net sales by approximately $0.7 million.

We believe that the sales increase in North America is due, in part, to our continued focus on strengthening our Associate sales force through additional events, trainings and interaction with management.  Additionally, a promotion that we have periodically offered for our Associates in Mexico helped drive results in that market and North America in general during the quarter.

Asia Pacific:  The increase in net sales in this region was driven by growth in Greater China and Southeast Asia Pacific, which was primarily the result of an increase in the number of active Associates and, to a lesser extent, price increases that were implemented in certain markets during the first quarter of 2012.

As with North America, we believe that our results in Greater China were driven, in part, by our efforts to strengthen our relationship with Associates in this region and, in particular, by our continued efforts to educate and train our Associates on our product offering and compensation plan in China.  It is also noteworthy that our third quarter 2012 results for this region are presented against a lower-than-customary prior year comparable as a result of challenges we experienced in this region during the third quarter of 2011.  We estimate that price increases added $4.3 million to net sales in Greater China for the quarter.

Growth in Southeast Asia Pacific continues to be driven primarily by the Philippines, where net sales increased $5.0 million, or 73.8%, year-over-year and the number of active Associates increased 73.3%.  We estimate that price increases added $0.9 million to net sales in Southeast Asia Pacific for the quarter.  Net sales also benefited $0.7 million from the inclusion of Thailand during the quarter.

Gross Profit

Gross profit margins declined 80 basis points to 81.6% when compared with the third quarter of 2011.  Overall, this decrease can primarily be attributed to an increase in raw material costs and currency fluctuations.  These items were partially offset by price increases that took place in several of our international markets toward the end of the first quarter of 2012 and an increasing percentage of sales from certain international markets where we have higher gross margins.

Associate Incentives

Associate incentives decreased to 42.6% of net sales during the third quarter of 2012, compared with 46.1% for the third quarter of 2011.  This decrease is due, primarily, to: (i) the price increases that were implemented earlier this year, and (ii) lower payout of Matching Bonus due to implementation of our Lifetime Matching Bonus.  These improvements were partially offset by an increase in spending on contests and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 110 basis points to 24.4% when compared with the third quarter of 2011.

In absolute terms, our selling, general and administrative expenses increased $7.0 million for the third quarter of 2012, compared with the third quarter of 2011.  The most significant components of this increase in absolute terms were as follows:

•                  An increase in spending of approximately $2.6 million related to our annual International Convention where we celebrated our 20th Anniversary;

•                  An increase in wages and benefits of approximately $1.7 million to support our growth initiatives;

•                  New market costs of approximately $1.2 million; and

•                  An increase in credit card fees that vary with sales of approximately $0.5 million.

Income Taxes

Our effective income tax rate during the third quarter of 2012 was 28.2%, compared with 34.5% in the third quarter of 2011.  This decrease in our effective tax rate was due to a favorable adjustment in our manufacturing deduction for the 2011 and 2012 tax years, which was recognized during the current year quarter following the completion of a formal study.  We expect our effective tax rate to be approximately 33.5% for the fourth quarter of 2012, and just over 32% for fiscal year 2012.

Diluted Earnings Per Share

Diluted earnings per share increased 45.7% during the current year quarter when compared with the third quarter of 2011.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases over the last twelve months.

Nine Months Ended October 1, 2011 and September 29, 2012

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Nine Months Ended				from prior	Percent
	October 1, 2011		September 29, 2012		year	change

North America/Europe	$179,316	41.1%	$183,586	38.2%	$4,270	2.4%

Asia Pacific:
Southeast Asia Pacific	82,036	18.8%	102,232	21.3%	20,196	24.6%
Greater China	152,801	35.1%	173,127	36.1%	20,326	13.3%
North Asia	21,839	5.0%	21,251	4.4%	(588)	(2.7)%
Asia Pacific Total	256,676	58.9%	296,610	61.8%	39,934	15.6%

	$435,992	100.0%	$480,196	100.0%	$44,204	10.1%

North America/Europe:  The increase in net sales in this region during the first nine months of 2012 was primarily due to (i) increased sales volume per Associate, (ii) the addition of France and Belgium to the region, which contributed $0.9 million to net sales, (iii) a short-term promotion that we offered with the introduction of our Lifetime Matching Bonus, which we estimate added $0.8 million to net sales, and (iv) an increase in net sales at our annual International Convention of nearly $0.8 million.  These increases were partially offset by the impact on product sales volume from a decrease in the average number of active Associates throughout the first nine months of 2012 and by currency fluctuation, which reduced net sales by approximately $3.1 million.

Asia Pacific:  The increase in net sales in this region during the first nine months of 2012 was driven by growth in Southeast Asia Pacific and Greater China, which was primarily the result of: (i) an increase in the average number of active Associates throughout the first nine months of 2012, (ii) the impact of price increases that took place in certain of these markets in the first quarter of 2012, (iii) a surge in sales ahead of these price increases, and (iv) the introduction of our Lifetime Matching Bonus program and the related short-term promotion that we offered.  We estimate that price increases added $12.3 million, that the surge in sales ahead of price increases added $11.0 million, and that the short-term promotion added $3.8 million to net sales in this region during the first nine months of 2012.  Net sales also benefited from the inclusion of Thailand in the current year.  These increases were partially offset by the recognition of approximately $3.0 million of deferred revenue during the first quarter of 2011.

Gross Profit

Gross profit for the first nine months of 2012 decreased slightly to 82.2% of net sales compared with 82.3% in the prior year period.  For the first nine months of 2012 we have experienced an overall reduction to gross profit margins from increasing raw material costs and also from currency fluctuation.  These reductions to gross profit margins have been partially offset by price increases in several of our international markets during the first quarter of 2012 and from an increasing percentage of sales from certain international markets where we have higher gross margins.

Associate Incentives

Associate incentives decreased to 43.6% of net sales during the first nine months of 2012, compared with 45.6% for the first nine months of 2011.  This decrease is due, primarily, to: (i) price increases that were implemented earlier this year, and (ii) lower payout of Matching Bonus due to implementation of our Lifetime Matching Bonus.  These improvements were partially offset by an increase in spending on contests and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 24.0% of net sales for the first nine months of 2012, compared with 23.6% for the same period in 2011.

In absolute terms, our selling, general and administrative expenses increased $12.1 million for the first nine months of 2012, compared with the same period in 2011.  In absolute terms, this increase was due to spending related to our 20th Anniversary celebration mentioned above as well as the following:

•                  An increase in wages and benefits of approximately $3.3 million to support our growth initiatives;

•                  New market costs of approximately $3.0 million; and

•                  An increase in credit card and bank fees that vary with sales of approximately $1.2 million.

Income Taxes

Our effective income tax rate was 31.7% for the first nine months of 2012, compared with 34.5% for the same period in 2011.  This decrease in our effective tax rate was due to a favorable adjustment in our manufacturing deduction for the 2011 and 2012 tax years, which was recognized during the current year quarter following the completion of a formal study, and one-time tax benefits recognized from restructuring USANA’s Hong Kong and Singapore operations during the second quarter of 2012.

Diluted Earnings Per Share

Diluted earnings per share increased 33.5% during the first nine months of 2012 when compared to the first nine months of 2011.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company over the last twelve months.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  There are currently no material restrictions on our ability to transfer and remit available funds among our international markets.  Repatriation of funds that are related to earnings considered permanently reinvested in certain of our markets would not result in a tax liability that would have a material impact on our liquidity at this time.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  During the first nine months of 2012, we had a net cash flow from operating activities of $63.6 million, compared with $53.5 million in the same period of 2011.  This increase can primarily be attributed to higher net earnings and changes in other liabilities during 2012, which resulted from an increase in accrued expenses related to higher net earnings.  Partially offsetting the increase in cash flow from operating activities were changes in prepaid expenses and other assets during 2012, which related mostly to an increase in federal income taxes receivable during the current year resulting from the favorable tax adjustment mentioned above.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  We did not draw on this line of credit at any time during the first nine months of 2012, and, as of September 29, 2012 there was no outstanding balance on this line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of September 29, 2012, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Additionally, from time to time we will enter into short-term foreign currency credit arrangements in our international markets for strategic purposes, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates.  As of September 29, 2012, we had a balance of $1.2 million outstanding for this purpose and have classified this under other current liabilities.  This credit arrangement matures in November 2012.

Working capital

Cash and cash equivalents increased to $76.6 million at September 29, 2012, from $50.4 million at December 31, 2011.  Of the $76.6 million held at September 29, 2012, $43.9 million was held in the United States, and $32.7 million was held by international subsidiaries.  Of the $50.4 million held at December 31, 2011, $34.8 million was held in the United States, and $15.6 million was held by international subsidiaries.

Net working capital increased to $71.9 million at September 29, 2012, from $46.4 million at December 31, 2011.  This increase in net working capital was due mostly to net cash provided by operating activities, offset in large part by share repurchases, purchases of property and equipment, and an increase in other current liabilities.  Property and equipment purchases during the first nine months of 2012 included manufacturing and IT-related equipment as well as investments in infrastructure for our new markets.  The increase in other current liabilities for the first nine months of 2012 related mostly to increases in unearned revenue, accrued employee compensation and Associate incentives/promotions, which were partially offset by a decrease in income taxes payable.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors periodically approves additional dollar amounts for share repurchases under that plan.  For example, during the second quarter of 2012, the Board authorized an additional $21.8 million for share repurchases under the plan, and subsequent to the quarter ended September 29, 2012, an additional $50.0 million was approved.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first nine months of 2012, we repurchased and retired 0.9 million shares of common stock for a total of $35.5 million, at an average market price of $40.50 per share.  Subsequent to the quarter ended September 29, 2012, we repurchased and retired 78 thousand shares of common stock for a total of $3.4 million.  As of November 1, 2012, the remaining approved repurchase amount under the plan was $61.1 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended September 29, 2012:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal July (Jul. 1, 2012 through Aug 4, 2012)	146	$44.71	146	$16,905

Fiscal August (Aug. 5, 2012 through Sept. 1, 2012)	54	$44.64	54	$14,499

Fiscal September (Sept. 2, 2012 through Sept. 29, 2012)				$14,499

	200	$44.69	200

*  The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the third quarter with $23,437 remaining under the plan.  As announced in a publicly issued press release on October 24, 2012, the Board of Directors approved an additional $50,000 for share repurchases under the plan.  Subsequent to the quarter ended September 29, 2012, and through November 1, 2012, the Company repurchased 78 shares for a total of $3,433.  As of November 1, 2012, the Company had $61,067 available under the share repurchase plan.  There currently is no expiration date on the approved repurchase amount.

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

USANA HEALTH SCIENCES, INC.

Date: November 7, 2012	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer
(Principal Financial and Accounting Officer)