Form 10-K
period 2012-12-29
USANA HEALTH SCIENCES INC
filed 2013-03-11
CIK 896264

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $262,342,000, based on a closing market price of $41.12 per share.

         There were 13,499,699 shares of the registrant's common stock outstanding as of March 1, 2013.

         Documents incorporated by reference.    The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2013 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 29, 2012
INDEX

        The statements contained in this report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

        In this Annual Report on Form 10-K, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.

 PART I

Item 1.    Business

General

        USANA Health Sciences, Inc. was founded in 1992 by Myron W. Wentz, Ph.D. We develop and manufacture high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 18 markets worldwide where we distribute and sell our products by way of direct selling. Our net sales in fiscal year 2012 were $648.7 million, of which 76.5% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are becoming more sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations unique both to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates are independent distributors of our products, who also purchase our products for personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of December 29, 2012, we had 247,000 active Associates and 64,000 active Preferred Customers worldwide.

Recent Developments

        During 2012, we executed several strategies designed to grow our business. These strategies are discussed in the following categories:

  •
  Personalization.  We officially launched our global marketing strategy, which focuses on personalizing our product and incentive offerings to our customer base around the world. Under this strategy, we expanded the availability of our flagship MyHealthPak™ product to all of our international markets. MyHealthPak is a fully personalized supplement pack that can include any of our Essential and Optimizer products. Under this strategy, we also introduced two proprietary health assessment applications for our Associates and Preferred Customers called True Health Assessment and True Health Companion. These applications are designed for use on iPads and other platforms through the web and are intended to provide our Associates with a new and personalized way to market USANA to potential customers. We launched these new applications at our 2012 International Convention and also gave every Associate in attendance a free iPad with a pre-loaded version of the True Health Assessment. Personalization will be our marketing and operating strategy over the next several years. We believe this strategy will facilitate our short-and long-term growth objectives, which include: (i) returning our North America region to growth; (ii) growing our business in Greater China, and (iii) international expansion.

  •
  North America Growth Strategy.  In North America/Europe, we continued to execute our growth strategy, which focuses on strengthening our partnership with our Associate sales force, introducing North America-specific incentives, and innovating to develop new products and technologies. During 2012, we held an increased number of meetings and events where members of our management team worked closely with our Associate Leaders to grow our business. We also launched our new Lifetime Matching Bonus, which was well received by our Associates and provides us with the flexibility to offer other incentives specifically for North America. We also offered a new bonus for our Associates in Mexico periodically during 2012, which helped drive results in that market and North America in general. Finally, in 2012, we hired a new executive to lead our Research and Development group who shares our passion for innovation. With his leadership, we plan to launch a variety of new products and technologies under our personalization strategy over the next several years.

  •
  China-Growth Strategy.  We continued our efforts to grow our Greater China region in 2012 and are encouraged by the results in that region. This strategy included integrating our mainland China ("China" or "PRC") operations and systems, to the extent possible, with our worldwide operations. It also included educating our Associates on the USANA products that we have introduced in China, as well as on our China business opportunity. Additionally, we opened a new branch office in Shenzhen, which is a key city for our business in southern China, and held our Annual Celebration where new products and sales tools were introduced. During 2013, we plan to continue to execute our strategy in Greater China, or more specifically China. This strategy will continue to focus on educating Associates and opening a new branch office, and will also include registering for additional provincial licenses. Notably, subsequent to December 29, 2012, we received three additional provincial direct selling licenses in China. We now have direct selling licenses in Beijing, Jiangsu, Shaanxi, and Tianjin.

  •
  International Expansion.  We increased our international expansion efforts in 2012 by commencing operations in Thailand, France and Belgium. Each of these markets is heavily consumer focused, which means that it will take time for our Associate leaders to develop entrepreneurs to grow these markets. We continue to believe that Thailand, France and Belgium will be successful markets for USANA and we will continue to support the efforts of our Associates to grow these markets. In 2013, we will continue our international expansion efforts by opening a new market around the middle of the year.

        In 2013, our primary objective will be to strengthen and grow our Active Associate counts throughout the world. To this end, we will continue to execute each of the strategies mentioned above, as well as introduce additional market-specific strategies. For example, beginning in January 2013 we implemented a pricing initiative in several of our mature markets, which includes price reductions in certain markets. This pricing initiative is intended to make our products more consistently priced for our Associates and Preferred Customers in all of our markets. Our launch of this initiative may create some short-term pressure on our net sales and earnings in these markets. We believe, however, that this strategy will create greater long-term customer growth in these markets.

Products

        The following table summarizes our product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals
Essentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2010—30% 2011—29% 2012—28%	USANA® Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health, and are intended to be used in conjunction with the Essentials.

		2010—47% 2011—50% 2012—52%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet, and sustained energy throughout the day.

		2010—12% 2011—11% 2012—11%	Nutrimeal Fibergy RESET™ weight-management program and accompanying RESET kit
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

		2010—8% 2011—7% 2012—7%	Daytime Protective Emulsion Night Renewal Perfecting Essence
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2010—3% 2011—3% 2012—2%	Associate Starter Kit Product Brochures

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young child age groups in China. As we continue to increase our focus on personalization and innovation, we will look for product opportunities such as our MyHealthPak™ product.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
Top-selling products	2010	2011	2012
USANA® Essentials	18%	18%	19%
Proflavanol®	11%	12%	12%
HealthPak 100™	10%	9%	7%

Geographic Presence

        Our products are distributed and sold in 18 markets. We have organized our markets into two geographic regions: North America/Europe and Asia Pacific, with three sub-regions under Asia Pacific.

North America / Europe

        North America / Europe is our most mature region and includes the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France and Belgium. We commenced operations in France and Belgium during 2012. North America has been our most challenging region. Our North America growth strategy, which is discussed elsewhere in this report, is intended to improve our operating trend in this region and generate growth.

Asia Pacific

        Asia Pacific is organized into three sub-regions: Southeast Asia Pacific, Greater China, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines and Thailand.

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  North Asia—Japan and South Korea

        Growth in our Asia Pacific region over the last several years has been led by the Philippines and Hong Kong. Our most recent market expansions in this region include our entry into Thailand in 2012 and our entry into mainland China in 2010 through our acquisition of BabyCare. Going forward, we anticipate that growth in this region will continue to be led by the Philippines and China, but we expect other markets in this region to grow as well.

Net Sales by Region

        The following table shows net sales by geographic region for our last three fiscal years. We report net sales in a geographic region if a product shipment originates in that geographic region. Additional

(1)
Our business in China is that of BabyCare, our wholly-owned subsidiary.

financial information relating to our geographic regions can be found in Note L to the Consolidated Financial Statements included in this report.

	Years Ended
Region	2010		2011		2012
	(in thousands)
North America/Europe	$242,147	46.8%	$236,386	40.6%	$244,333	37.7%
Asia Pacific
Southeast Asia Pacific	99,311	19.2%	111,447	19.2%	139,651	21.5%
Greater China	152,280	29.4%	204,822	35.2%	235,626	36.3%
North Asia	23,906	4.6%	29,284	5.0%	29,116	4.5%

Asia Pacific Total	275,497	53.2%	345,553	59.4%	404,393	62.3%

	$517,644	100.0%	$581,939	100.0%	$648,726	100.0%

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

        In 2012, we continued our relationship with the Linus Pauling Institute ("LPI") at Oregon State University. Our goal is to better determine and understand the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease. As part of this relationship, our in-house research team works closely with LPI on nutritional and clinical research. In 2013, we plan to continue our research efforts with LPI and maintain our ongoing nutrition research in preventing oxidative stress, glycemic stress, and chronic inflammation.

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

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2010, 2011, and 2012 we expended $3.8 million, $4.1 million, and $4.7 million, respectively, on product research and development activities. Going forward, we intend to increase our spending and resources for research and development in connection with our personalization strategy.

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

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with the GMPs for dietary supplements.

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

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 25% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes and nutrition bars, and certain of our personal care products. Products manufactured at these locations must also go through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

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

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's "down-line" sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products as well as our policies and procedures. We sell these kits at a nominal cost averaging $30 in each of our markets. No other investment is required to become an Associate.

        Once a person becomes an Associate, he or she may purchase products directly from us at wholesale prices for personal use and resale to customers. Our Associates are also entitled to build sales organizations by attracting and enrolling new Associates and establishing a network of product users. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as part of the "down-line" of the sponsoring Associate. Down-line Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same down-line as the original sponsoring Associate. As outlined below, Associates who are interested in earning additional income must successfully sell USANA products and establish a business network/down-line in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

        Individuals who reside in China and who are interested in being part of USANA's organization in China may do so by joining BabyCare as an Associate. The process for joining BabyCare is very similar to the process for joining USANA and requires an initial Associate application and an agreement by the Associate to adhere to the policies and procedures in China. Much like our operations in other markets, an Associate in China is provided with opportunities to build a sales organization and receive compensation for sales generated by that organization. Associates in China do not participate in USANA's Compensation Plan and, therefore, are compensated under the plan created and implemented by BabyCare specifically for China.

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan. Our China operations also utilize a Preferred Customer program, which is similar to USANA's Preferred Customer program in its other markets.

Associate Training and Motivation

        Initial training of Associates about the products, the Compensation Plan, network marketing, and USANA is provided primarily by an Associate's sponsor and others in their sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, as well as provide reprints from other commercial publications that feature USANA and may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to: sell our products, attract new Associates and Preferred Customers to purchase our products, and educate and train new Associates regarding our products and Compensation Plan.

Associate Compensation

        As outlined below, our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their down-line organizations to sell USANA products to consumers. The purpose behind each form of compensation under our Compensation Plan is to reward Associates for generating product sales either directly or indirectly through their down-line sales organization and network of product consumers. We believe our Compensation Plan is distinctive for its weekly payouts to Associates.

        Associates can earn compensation in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions through generating sales volume points, which are a measure of the product sales of their down-line sales organization. Sales volume points are assigned to each of our products and comprise a certain percent of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must sell a certain amount of product each month ("Qualifying Sales"). Qualifying Sales may include product that the Associates use personally or that they resell to consumers. Associates do not earn commissions on these Qualifying Sales. Associates may earn commissions on their sale of products above the Qualifying Sales as well as the sale of products by Associates in their down-line organization and Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their down-line organization. Commissions are paid only when products are sold. We pay Associate commissions on a weekly basis. As noted elsewhere in this report, our China operations maintain their own compensation plan, which has been implemented by BabyCare specifically for China.

  •
  Bonuses.  We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and lifetime matching bonus. These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves the required performance measures.

  •
  Retail Mark-Ups.  As discussed previously, our Associates purchase products from us at wholesale prices and may resell them to consumers at higher retail prices. The Associate retains the retail mark-up as another form of compensation.

  •
  Contests and Promotions.  We periodically sponsor contests and promotions designed to incentivize Associates to generate sales and grow their down-line organization and product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of the promotion objectives.

        We endeavor to integrate our Compensation Plan seamlessly across all markets where legally permissible, allowing Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow Associates to build a global network by establishing or expanding their down-line in any of the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to continue to integrate new markets into our Compensation Plan. Our Associates in China do not participate in USANA's Compensation Plan. Instead, they are compensated under a plan that has been created and implemented by BabyCare specifically for China.

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

  •
  Formulate products to meet diverse regulatory requirements across all of our markets; and

  •
  Investigate processes for improving the production of our formulated products.

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

        Attractive Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We incent our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is, where permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a down-line organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets.

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

        In addition to Company-sponsored meetings, sales tools and resources, we maintain a website exclusively for our Associates, where they can keep up on the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop for products, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, e-cards for advertising, and a tax tracking tool.

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

  •
  A stream of recurring revenue from our monthly product subscription program known as "Autoship," which we utilize in all of our markets (for the year ended December 29, 2012, this program represented 31% of our sales); and

  •
  We can expand into new international markets with moderate investment because, for markets other than China, we generally maintain minimal administrative, customer support, and warehouse facilities in each of these markets.

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

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Personalization.    Our personalization initiative will be our marketing and operating strategy going forward. This strategy focuses on personalizing each aspect of our business to our customer base around the world. We will use our personalization initiative to facilitate growth through the other strategies set out below.

        Attract and Retain Associates.    Our Associates are the key to the growth of our business. Accordingly, we must continue to attract and retain Associates. For this reason, our management team maintains a close working relationship with our Associate leaders. One of our key initiatives in 2012 was to continue to strengthen this working relationship by holding more in-person meetings between management and Associates and by providing additional leadership training for Associates. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to new Associates. We continue to increase our investment in these events and in the marketing of our Compensation Plan to aid Associates in improving the productivity of their businesses.

        Over the last couple of years we have also worked closely with certain of our Associate leaders to develop new and unique training tools to assist in the personal development and growth of our new Associates. These training tools are designed to serve as a guide for someone new to USANA and network marketing who has the entrepreneurial spirit to own and operate a home-based business. In addition to these new sales tools, we have also increased our emphasis on building global awareness of the USANA brand. This includes our new sponsorship of the U.S. Ski Team, as well as our partnership with the Women's Tennis Association ("WTA"). Not only are we the official health supplement supplier to the WTA, but we now have six top players who are dedicated to promoting our products and brand. We seek to leverage this relationship to build brand credibility and increase product consumption and loyalty. In addition to our sponsorship of professional athletes, we seek to advertise and collaborate with credible, nationally recognized organizations and individuals to enhance our global brand. In 2012, we began a strategic relationship with Dr. Mehmet Oz through his charity, Healthcorps. Over the past 5 or 6 years, the world has witnessed the overwhelming rise in popularity of Dr. Oz and, now, he has become a nationally recognized part of American culture. Dr. Oz participated in a number of our Associate events during 2012 and was a key speaker at our 2012 International Convention in Salt Lake City, Utah. We plan to continue our relationship with Dr. Oz through Healthcorps in 2013 and going forward. This relationship will include Dr. Oz's participation on future Associate leadership calls and, more importantly, his continued participation at Associate events. While branding efforts such as this have a global reach, the primary objective of this initiative is to grow sales and the number of Associates in North America.

        In 2013, our primary initiative will be to strengthen and grow our Active Associate counts throughout the world. To this end, we will continue to execute our growth strategies in North America and Greater China as well as introduce additional market-specific strategies. One of these new strategies is a pricing initiative that we implemented in several of our mature markets, which includes price reductions in certain markets. This pricing initiative is intended to make our products more consistently priced for our Associates and Preferred Customers in all of our markets. We believe that this strategy will create greater long-term customer growth in these markets and our business in general.

        Successfully Grow our Greater China Region.    In light of the strength of our Asia Pacific region and our growing Asian Associate base, we believe that Greater China currently represents the most significant and imminent growth opportunity for us. Our strategy in this region is focused on generating Associate growth in each of Taiwan, Hong Kong and China, with an emphasis on China. To capitalize on this opportunity, in August 2010, we indirectly acquired BabyCare, a direct selling company organized under the laws of China. We believe our acquisition of BabyCare accelerates our growth potential in China for several reasons, including: (i) the license granted to BabyCare from the Chinese government, which allows BabyCare to engage in direct selling in the municipality of Beijing; and (ii) BabyCare's existing management team, which continues to operate BabyCare and has extensive experience in the Chinese direct selling market as well as in Chinese government relations and regulations. BabyCare is working to obtain similar direct selling licenses in other provinces within China. Notably, subsequent to the year ended December 29, 2012, we received three additional provincial direct selling licenses in Jiangsu, Shaanxi, and Tianjin. During 2012, we continued integrating our China operations and systems, to the extent possible, with our worldwide operations in an effort to make it easier, more efficient, and more enjoyable for BabyCare's Associates to conduct business in China. We also continued educating our Associates on the USANA products that we have introduced in China, as well as on our China business opportunity. The launch of several USANA products in China has expanded our presence in China's adult supplement market and, as a result, expanded the sales opportunities for BabyCare Associates to existing and prospective Chinese customers. In 2013, we will continue to execute our Greater China growth strategy to generate Associate and sales growth in this region.

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually reviewing the latest scientific findings related to nutrition, conducting in-house research and clinical trials, looking at new technologies, and attending scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by our customers, we will generally pursue development of that product. Our research and development focus in 2012 and going forward will be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. An example of our personalization efforts is our MyHealthPak™ product, which is a fully customized, pre-packaged supplement regimen that can include any of our Essentials and Optimizers. We will also enhance our focus on innovation to develop new products and technologies. To facilitate this, we have expanded our research and development team, increased our research and development investment, and expanded our collaborations with outside scientific experts and organizations. In particular, we hired a new executive during 2012 to lead our research and development team. With his leadership, we will launch a variety of new products and technologies under our personalization strategy over the next several years.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. In 2011, we announced our intent to become more aggressive in our international expansion efforts. To this end, we commenced operations in Thailand, France and Belgium in 2012. We will also open another new market during 2013. These new markets, as well as any future markets we may consider, are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the

Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by creating a down-line across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate the future markets that we open into this plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing sales in that market.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Competition

        We compete with manufacturers, distributors, and retailers of nutritional products for consumers, and with network marketing companies for distributors. On both fronts, some of our competitors are significantly larger than we are, have a longer operating history, higher visibility and name recognition, and greater financial resources than we do. We compete with these entities by emphasizing the underlying science, value, and superior quality of our products, the simplicity in our product offerings, and the convenience and financial benefits afforded by our network marketing system and global seamless Compensation Plan.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc.; and NBTY, Inc. Based on information that is publicly available, 2011 net sales of the aforementioned companies ranged from $1.7 billion to $11.1 billion. There are other manufacturers of competing product lines that have or may launch direct selling enterprises that compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 1.1% of net sales in both 2010 and 2011 and 0.8% in 2012. Because our emphasis on customer satisfaction is a hallmark of our business model, our standard policy allows Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned Associates and Preferred Customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets.

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

Compliance by Associates

        We continually monitor and review our Associates' compliance with our policies and procedures as well as the laws and regulations applicable to our business around the world. Part of this review entails an assessment of our Associates' sales activities to ensure that Associates are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates must use marketing and promotional materials provided by USANA. Associates who have achieved a certain leadership threshold are permitted, however, to produce their own marketing and promotional materials, but only if such materials are approved by USANA prior to use.

        From time to time, some Associates fail to adhere to our policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to our compliance group, who determine what disciplinary action is warranted in each case. More serious infractions are reported to our Compliance Committee, which includes USANA executives. If we determine that an Associate has violated any of our policies and procedures, we may take a number of disciplinary actions, such as warnings, fines or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion, including termination of the Associate's purchase and distribution rights.

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

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and Pharmaceutical GMP's, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements.

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

        In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country's Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. For example, China extensively regulates the registration, labeling and marketing of our products. In China, our nutritional products are typically classified as "health foods" and our personal care products are typically classified as "non-special use cosmetics". The registration process for health foods is complex and generally requires extensive analysis and approval by the SFDA. As a result, it may take several years to register a product as a health food in China. We continue to work through the registration process for other health food products, which we also hope to begin selling through BabyCare in the future.

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

        The direct selling laws and regulations in China require us to operate under a business model, which is different from our global business model. In China, we operate through BabyCare's business model, which has been designed specifically for China. China's direct selling regulations contain both financial and operational restrictions for direct selling companies. Additionally, BabyCare is required to obtain various licenses and approvals to conduct its direct selling business in China. BabyCare has been granted a license to engage in direct selling activities in the municipalities of Beijing, Jiangsu, Shaanxi, and Tianjin and continues working to obtain similar licenses in other cities and provinces. These licenses allow BabyCare to operate under its direct selling business model in the approved provinces by utilizing non-employee sales representatives to sell products away from fixed retail locations. In cities and provinces where BabyCare has not been issued a direct selling license, it must operate under a retail and wholesale sales model. Under this model, BabyCare utilizes non-employee sales representatives to sell its products through retail stores in the applicable city or province. BabyCare has also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by BabyCare to sell products and provide services to BabyCare customers. If, and when, BabyCare receives a direct selling license in additional cities and provinces, it will continue to transition away from this retail model and integrate its direct selling business model in these cities and provinces.

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

        Transfer Pricing Regulation.    In the U.S. and many other countries, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. or international entities and are taxed accordingly. We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing study. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings may be adversely affected. The tax treaties between the U.S. and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Intellectual Property

        Trademarks.    We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own 17 trademarks that are registered with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Seasonality

        Although we are not significantly affected by seasonality, we do experience slight variations in the activity of our Associates in many of our markets in the first and fourth quarters around major cultural events such as Chinese New Year and Christmas.

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 1, 2013 we had no significant backlog of orders.

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

Employees

        As of March 1, 2013 we had approximately 1,330 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

        We can provide no assurance that the number of Associates will increase or remain constant or that their productivity will increase. Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. In previous fiscal years, we have experienced both increases and declines in our overall number of active Associates. A few of our mature markets, however, including the United States, have experienced a decline in the number of active Associates for several years. If our initiatives for 2013 do not drive growth in our Associate numbers, particularly in the United States and other markets where our Associate numbers have declined, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

        Our Hong Kong market accounts for a significant part of our business. Any decline in sales or customers in this market, without a corresponding increase in sales and customers in our China market through BabyCare, would harm our business, financial condition and results of operations.    Over the past few years, the majority of our sales and Associate growth has occurred in our Hong Kong market, which represented 27.9% of our net sales in 2012. Following our acquisition of BabyCare in China, we announced that we would shift our international attention to growing our business in

China. As a result of this strategy, we will likely experience a decline in sales and/or customers in our Hong Kong market. Any decline in the performance of our Hong Kong market without a corresponding increase in the performance in China would harm our business, financial condition and results of operations. We must comply with significant legal and regulatory requirements to engage in direct selling in China and use a separate compensation plan for our Associates in China. Although we believe that, in light of our successful Asian Associate base, we will be successful in growing our business in China, it is difficult to assess the extent to which our Chinese business model and Associate compensation plan will be accepted or successful in that market. Although we are required to conduct our operations in China through BabyCare, we believe that our long-term success in China will depend on our ability to successfully integrate, to the extent possible, our operations with BabyCare's operations. This includes, among other things, continuing to register current and future USANA products, in a timely manner, for sale in China and educating our Associates on our Compensation Plan in China. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will not experience a decline in sales and/or customers in our Hong Kong market or that we will be successful in growing sales and customers in China.

        Difficult economic conditions may adversely affect our business.    Over the past few years, economic conditions in many of the markets where we sell our products have resulted in challenges to our business. This is particularly true in our North America region, where, although we have seen a recent improvement, we continue to experience difficulty generating meaningful growth. We cannot predict whether world or market specific economies will improve or deteriorate in the future. If difficult economic conditions continue or worsen, we could experience declines in net sales, profitability and cash flow due to lower demand for our products or other factors caused by economic challenges faced by our customers, potential customers or suppliers. Additionally, these conditions may result in a material adverse effect on our liquidity and capital resources or otherwise negatively impact our operations or overall financial condition.

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

        Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.    Our line of business is highly competitive and sensitive to the introduction of new competitors, new products and/or new distributor compensation plans. Network marketing companies commonly attempt to attract new distributors by offering generous distributor compensation plans. From time to time, we modify components of our Compensation Plan in an effort to (i) keep it competitive and attractive to existing and potential Associates, (ii) cause or address a change in Associate behavior, (iii) incent Associates to grow our business, (iv) conform to legal and regulatory requirements, and (v) address other business needs. In light of the size and diversity of our Associate force and the complexity of our Compensation Plan, it is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. For example, in 2012, we made changes to the matching bonus component of our Compensation Plan in an effort to make it a more long-term focused incentive and to make it successful in all of our regions. Our old matching bonus program was successful in certain of our Asia Pacific markets, but was unsuccessful in North America. In 2010, we also made changes to our Compensation Plan to encourage more entrepreneurial Associates to join the Company and build a sales organization at an accelerated pace. While these changes successfully caused us to enroll more entrepreneurial Associates, they have made it more challenging for us to enroll Associates in general, including those who simply consume our products and are less entrepreneurial. As a result, our Associate counts have decreased in many of our markets, including North America. There can be no assurance that our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results.

        The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.    All Associates sign a written contract and agree to adhere to our policies and procedures. Although these policies and procedures prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the distribution of the products, Associates may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties. Legal actions against our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure that the terms of our policies and procedures and Compensation Plan are observed. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective, particularly in times/regions where we may experience rapid growth. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

        Legal action by former Associates or third parties against us could harm our business.    We continually monitor and review our Associates' compliance with our policies and procedures as well the laws and regulations applicable to our business. From time to time, some Associates fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the particular Associate. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of an Associate's purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against the Company. Our competitors have also been involved in this type of litigation, and in some cases class actions, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Associates against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers. We believe that Associate compliance is critical to the integrity of our business, and, therefore, we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business.

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

        We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales. For example, the FTC released a proposed New Business Opportunity Rule in April 2006. As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours. However, in March 2008 the FTC issued a revised notice of proposed rulemaking, and, in December 2011, the FTC issued its final rule. This final rule does not attempt to cover multi-level marketing companies.

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

        Our business is subject to the effects of adverse publicity and negative public perception.    Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations during 2007 and 2008. More recently, in November 2012, we were again the target of false and misleading statements concerning our business practices, particularly in China and Hong Kong. This adverse publicity also adversely impacted the market price of our stock and caused insecurity among our Associates. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

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

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 48% of our outstanding common stock at December 29, 2012. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors and his son, David Wentz, is our Chief Executive Officer. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

        Our stock price has been volatile and subject to various market conditions.    There can be no assurance that an active market in our stock will be sustained. The trading price of our common stock has been subject to wide fluctuations. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors' interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we are vulnerable to investors taking a "short position" in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. The price of our common stock also may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

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

        In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our Compensation Plan seamlessly in all existing or future markets. For example, in August 2010, we indirectly acquired BabyCare, a nutritional supplement company that is now licensed by the government of China to engage in direct selling in the Municipalities of Beijing, Jiangsu, Shaanxi, and Tianjin. In accordance with Chinese law, we utilize a compensation plan that has been designed specifically for China and implemented by BabyCare separately from our Compensation Plan in our other markets.

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

        Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China.    We cannot guarantee that any of our Associates living outside of China or any of our sales representatives or independent Associates in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity, which would harm our business in China.

        Our business will be adversely affected if Chinese regulatory authorities view our direct selling and other corporate activities as non-compliant with applicable Chinese laws and regulations.    Our operations in China may be deemed to be subject to numerous Chinese commercial laws, including restrictions on foreign investments. In addition, the Chinese regulatory authorities with jurisdiction over our operations may change applicable laws and regulations or impose additional requirements and conditions with which we may be unable to comply. Our operations in China are licensed to engage in direct selling activity in the Municipalities of Beijing, Jiangsu, Shaanxi, and Tianjin. We have not sought confirmation from Chinese regulatory governmental authorities whether our structure and business in China complies with applicable Chinese laws and regulations, including regulation of direct selling business in China. If:

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

the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, revoking business licenses, requiring us to restructure our China ownership or operations, and/or require us to discontinue some or all of our business in China. Any of these actions would adversely affect our business.

        Our ability to expand our direct selling operations in China is dependent upon the Chinese government granting us additional direct selling licenses.    We will be required to obtain licenses from municipalities and provinces within China where we currently do not hold direct selling licenses. We currently hold four such licenses and we are in the process of applying for licenses in additional jurisdictions within China. If we are unable to obtain additional necessary national and local government approvals in China as quickly as we would like, our ability to expand and grow our business could be negatively impacted. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve. The process is time-consuming and expensive. The complexity of the approval process, as well as the government's continued cautious approach as direct selling develops in China, makes it difficult to predict the timeline for obtaining additional approvals. If the results of the government's evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market, could be negatively impacted. We currently are only allowed by the PRC to sell through direct selling the limited number of products that we manufacture in China. If we wish to sell additional products (other than those already approved) through the direct-selling channel, we must successfully complete a product approval process similar to the process described above. We cannot assure that we will be successful in obtaining such additional product approvals on a timely basis or at all.

        If our operations in China are successful, we may experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of our direct selling activities under license in China or the related manufacturing and retail operations required to support this expansion.    If we are unable to effectively manage such growth and expansion, including expansion of our retail stores, warehouses, and manufacturing operations, our government relations may be compromised and our operations in China may be harmed.

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

        Our ability to enforce our material agreements in China is uncertain.    Chinese law governs our material operating agreements in China. There is no assurance that we will be able to enforce those material agreements or that remedies will be available outside China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial laws, leading to a substantial degree of uncertainty as to the outcome of litigation. The inability to enforce or obtain a remedy under our agreements may have a material adverse impact on our operations.

        Intellectual property rights are difficult to enforce in China.    Chinese commercial law is relatively underdeveloped compared to most of our other major markets, and, as a result, we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringers. Limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to manufacture and sell counterfeited products or copy or otherwise obtain or use our product formulations. As a result, we cannot assure that we will be able to adequately protect our product formulations or other intellectual property in China.

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

        Taxation and transfer pricing considerations affect our operations.    In many countries, including the United States, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. and foreign entities and are taxed appropriately. Although we believe that we are in compliance with all material regulations and restrictions in this regard, we are subject to the risk that taxing authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. We are also subject to the risk that taxing authorities in any of our markets could change the laws in a manner that may increase our effective tax rate and/or duties on our products. Under tax treaties, we are eligible to receive foreign tax credits in the United States for foreign taxes paid abroad. In the event any audits or assessments are concluded adversely to us, we may or may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we are utilizing all foreign tax credits in the year in which they arise. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition or operating results.

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended December 29, 2012 represented 76.5% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets and settlement of intercompany transactions. At times in the past we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We did not enter into any such contracts during 2012, but we may look to something like this in the coming year. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        Shortages of raw materials may temporarily adversely affect our margins or our profitability related to the sale of those products.    In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which negatively impacted our gross margins for those products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, we have been able to manage this by increasing the price at which we sell our products, therefore, this has historically not resulted in a material effect on our overall cost of goods sold. However, there is no assurance that our raw materials will not be significantly adversely affected in the future, causing our profitability to be reduced.

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

        Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock.    We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the

Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm are not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

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

Other Office and Distribution Warehouse Facilities

        We own a 45,000 square foot office/warehouse building in Sydney, Australia. In each of the remainder of our markets we lease regional offices and distribution warehouses. Additionally, we lease retail centers for our operations in China, and a packaging facility in Singapore, which fulfills orders for our MyHealthPak™ in our Asia Pacific markets.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sales prices for our common stock as reported on the NYSE for the periods indicated:

2011	High	Low
First Quarter	$44.22	$32.00
Second Quarter	$38.50	$26.81
Third Quarter	$33.68	$23.10
Fourth Quarter	$35.88	$25.69

2012	High	Low
First Quarter	$38.97	$30.66
Second Quarter	$42.14	$35.76
Third Quarter	$49.51	$38.25
Fourth Quarter	$50.23	$30.51

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

        On March 1, 2013, the high and low sales prices of our common stock as reported by NYSE were $44.39 and $43.34, respectively.

Shareholders

        As of March 1, 2013, we had 370 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        Purchases made under our ongoing share repurchase program authorized by the Board of Directors during the quarter ended December 29, 2012 for each fiscal month therein are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
Fiscal October	117	$43.71	117	$59,385
(Sept. 30, 2012 through Nov. 3, 2012)
Fiscal November	555	$42.53	555	$35,774
(Nov. 4, 2012 through Dec. 1, 2012)
Fiscal December	95	$42.86	95	$31,707
(Dec. 2, 2012 through Dec. 29, 2012)

	767	$42.75	767

*
The Company's share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company's Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the fourth quarter with $14,499 remaining under the plan. As announced in a publicly issued press release on October 24, 2012, the Board of Directors approved an additional $50,000 for share repurchases under the plan. Subsequent to the year ended December 29, 2012 and through March 7, 2013, the Company repurchased and retired 414 shares for a total of $18,085. As of March 7, 2013, the remaining approved repurchase amount under the plan was $13,622 and there is no requirement for future share repurchases. There currently is no expiration date on the approved repurchase amount.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index, and ten companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2007, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

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

Cumulative Shareholder Return
Dec. 2007 - Dec. 2012

	USNA	S&P 500	Peer Group
Dec 07	$100	$100	$100
Dec 08	$92	$62	$68
Dec 09	$86	$76	$98
Dec 10	$117	$86	$115
Dec 11	$82	$86	$160
Dec 12	$89	$97	$141

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$429,012	$436,940	$517,644	$581,939	$648,726
Cost of sales	88,878	89,803	95,482	101,692	115,804

Gross profit	340,134	347,137	422,162	480,247	532,922
Operating expenses:
Associate incentives	178,309	196,363	233,187	265,928	280,506
Selling, general and administrative(2)	113,828	99,983	120,759	137,063	154,237

Total operating expenses	292,137	296,346	353,946	402,991	434,743

Earnings from operations	47,997	50,791	68,216	77,256	98,179
Other income (expense), net	(1,676)	187	648	222	247

Earnings before income taxes	46,321	50,978	68,864	77,478	98,426
Income taxes	16,376	17,422	23,213	26,726	31,993

Net earnings	$29,945	$33,556	$45,651	$50,752	$66,433

Earnings per common share:
Basic	$1.87	$2.19	$2.94	$3.30	$4.57
Diluted	$1.85	$2.17	$2.86	$3.26	$4.45
Weighted-average common shares outstanding:
Basic	16,048	15,340	15,528	15,361	14,547
Diluted	16,163	15,432	15,942	15,574	14,923
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$45,956	$32,469	$66,108	$70,108	$92,805
Investing activities	(15,206)	(3,197)	(46,853)	(10,609)	(8,278)
Financing activities	(29,765)	(29,502)	(9,577)	(33,372)	(64,542)
Purchase of property and equipment	(16,061)	(4,128)	(4,192)	(10,643)	(8,432)
Repurchase of common stock	(39,873)	(1,654)	(17,031)	(33,459)	(68,294)

	As of
	Jan. 3, 2009	Jan. 2, 2010	Jan. 1, 2011	Dec. 31 2011	Dec. 29, 2012
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,281	$13,658	$24,222	$50,353	$70,839
Working capital	(1,860)	11,448	22,648	46,363	61,701
Current assets	52,674	51,926	81,677	106,059	132,545
Goodwill	5,690	5,690	17,267	17,740	17,890
Intangible assets, net	—	—	41,915	42,637	42,085
Total assets	122,572	123,438	216,636	244,496	267,355
Total current liabilities	54,534	40,478	59,029	59,696	70,844
Line of credit	34,990	7,000	—	—	—
Other long-term liabilities	1,212	1,587	1,012	942	938
Stockholders' equity	31,836	74,373	146,802	173,910	185,572
Other Data:
Active Associates	198,000	199,000	228,000	222,000	247,000
Active Preferred Customers	71,000	67,000	70,000	64,000	64,000

(1)
The Company's fiscal year ends on the Saturday that is closest to December 31. The 2009, 2010, 2011, and 2012 fiscal years were 52-week years. Fiscal year 2008 was a 53-week year. The extra week in 2008 added nearly $7,000 to net sales.

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

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. Our customer base includes two types of customer: "Associates" and "Preferred Customers." Associates purchase our products for their personal use and are also permitted to resell or distribute our products. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 29, 2012, we had approximately 247,000 active Associates and approximately 64,000 active Preferred Customers worldwide.

        We have ongoing operations in the following markets, which are grouped and presented as follows:

  •
  North America/Europe—United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

  •
  Asia Pacific—

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

  •
  Greater China—Hong Kong, Taiwan, and China(2)

  •
  North Asia—Japan and South Korea

        In 2012, net sales outside of the United States represented approximately 76.5% of consolidated net sales. Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.

(1)
We commenced operations in Thailand, France, and Belgium at the end of the first quarter of 2012.

(2)
Our business in China is that of BabyCare, our wholly-owned subsidiary.

Customers

        Because we utilize a direct selling model for the distribution of our products the success and growth of our business is primarily based on our ability to attract new and retain existing Associates to sell and consume our products. Notably, sales to Associates account for the majority of our product sales and represented 91% of product sales during 2012. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

        The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	Active Associates By Region
	As of December 31, 2011		As of December 29, 2012		Change from Prior Year	Percent Change
North America/Europe	78,000	35.1%	78,000	31.6%	—	0.0%
Asia Pacific:
Southeast Asia Pacific	49,000	22.1%	58,000	23.5%	9,000	18.4%
Greater China	86,000	38.7%	103,000	41.7%	17,000	19.8%
North Asia	9,000	4.1%	8,000	3.2%	(1,000)	(11.1)%

Asia Pacific Total	144,000	64.9%	169,000	68.4%	25,000	17.4%

	222,000	100.0%	247,000	100.0%	25,000	11.3%

	Active Preferred Customers By Region
	As of December 31, 2011		As of December 29, 2012		Change from Prior Year	Percent Change
North America/Europe	52,000	81.3%	53,000	82.8%	1,000	1.9%
Asia Pacific:
Southeast Asia/Pacific	6,000	9.4%	6,000	9.4%	—	0.0%
Greater China	5,000	7.8%	4,000	6.2%	(1,000)	(20.0)%
North Asia	1,000	1.5%	1,000	1.6%	—	0.0%

Asia Pacific Total	12,000	18.7%	11,000	17.2%	(1,000)	(8.3)%

	64,000	100.0%	64,000	100.0%	—	0.0%

Recent Developments

        During 2012, we executed several strategies designed to grow our business. These strategies are discussed in the following categories:

  •
  Personalization.  We officially launched our global marketing strategy, which focuses on personalizing our product and incentive offerings to our customer base around the world. Under this strategy, we expanded the availability of our flagship MyHealthPak™ product to all of our international markets. MyHealthPak is a fully personalized supplement pack that can include any of our Essential and Optimizer products. Under this strategy, we also introduced two proprietary health assessment applications for our Associates and Preferred Customers called True Health Assessment and True Health Companion. These applications are designed for use on iPads and other platforms through the web and are intended to provide our Associates with a new and personalized way to market USANA to potential customers. We launched these new applications at our 2012 International Convention and also gave every Associate in attendance a free iPad with a pre-loaded version of the True Health Assessment. Personalization will be our marketing and operating strategy over the next several years. We believe this strategy will facilitate our short-and long-term growth objectives, which include: (i) returning our North America region to growth; (ii) growing our business in Greater China, and (iii) international expansion.

  •
  North America Growth Strategy.  In North America/Europe, we continued to execute our growth strategy, which focuses on strengthening our partnership with our Associate sales force, introducing North America-specific incentives, and innovating to develop new products and technologies. During 2012, we held an increased number of meetings and events where members of our management team worked closely with our Associate Leaders to grow our business. We also launched our new Lifetime Matching Bonus, which was well received by our Associates and provides us with the flexibility to offer other incentives specifically for North America. We also offered a new bonus for our Associates in Mexico periodically during 2012, which helped drive results in that market and North America in general. Finally, in 2012, we hired a new executive to lead our Research and Development group who shares our passion for innovation. With his leadership, we plan to launch a variety of new products and technologies under our personalization strategy over the next several years.

  •
  China-Growth Strategy.  We continued our efforts to grow our Greater China region in 2012 and are encouraged by the results in that region. This strategy included integrating our China operations and systems, to the extent possible, with our worldwide operations. It also included educating our Associates on the USANA products that we have introduced in China, as well as on our China business opportunity. Additionally, we opened a new branch office in Shenzhen, which is a key city for our business in southern China, and held our Annual Celebration where new products and sales tools were introduced. During 2013, we plan to continue to execute our strategy in Greater China, or more specifically China. This strategy will continue to focus on educating Associates and opening a new branch office, and will also include registering for additional provincial licenses. Notably, subsequent to the year ended December 29, 2012, we received three additional provincial direct selling licenses in China. We now have direct selling licenses in Beijing, Jiangsu, Shaanxi, and Tianjin.

  •
  International Expansion.  We increased our international expansion efforts in 2012 by commencing operations in Thailand, France and Belgium. Each of these markets is heavily consumer focused, which means that it will take time for our Associate leaders to develop entrepreneurs to grow these markets. We continue to believe that Thailand, France and Belgium will be successful markets for USANA and we will continue to support the efforts of our Associates to grow these markets. In 2013, we will continue our international expansion efforts by opening a new market around the middle of the year.

        In 2013, our primary objective will be to strengthen and grow our Active Associate counts throughout the world. To this end, we will continue to execute each of the strategies mentioned above, as well as introduce additional market-specific strategies. For example, beginning in January 2013 we implemented a pricing initiative in several of our mature markets, which includes price reductions in certain markets. This pricing initiative is intended to make our products more consistently priced for our Associates and Preferred Customers in all of our markets. Our launch of this initiative will likely create some short-term pressure on our net sales and earnings in these markets. We believe, however, that this strategy will create greater long-term customer growth in these markets.

Presentation

        Product sales along with the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when the product is delivered, title has transferred, and the risk of loss passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Also reflected in net sales is a provision for product returns and allowances, which is estimated based on our historical experience. Additionally, the Company collects a nominal annual renewal fee from Associates that is deferred on receipt and is recognized as income on a straight-line basis over a twelve-month period.

        Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, and overhead costs that are all directly associated with the production and distribution of our products and sales materials, as well as duties and taxes that are associated with the import and export of our products. As our international sales increase as a percentage of net sales, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in currency exchange rates.

        Associate incentives expense includes all forms of commissions, and other incentives paid to our Associates. Incentives paid to Associates include bonuses earned, rewards from contests and promotions, and base commissions, which makes up the majority of our Associate incentives expense. Bonuses are paid out to Associates based on certain business-related criteria, total base commission earnings, and leadership level. Contests and promotions are offered as an incentive and reward to our Associates and are typically paid out only after an Associate achieves specific criteria. Base commissions are paid out on the sale of products. Associates earn their commissions based on sales volume points that are generated in their down-line organization. Sales volume points are assigned to each commissionable product and comprise a certain percent of the product price. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their "Qualifying Sales." To be eligible to earn commissions, an Associate must reach a certain level of Qualifying Sales each month, which may include product that they use personally or that they resell to consumers. Associates do not earn commissions on their Qualifying Sales. Commissions paid to Associates on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

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

        Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate. Most of our raw material purchases from suppliers and our product purchases from third-party manufacturers are transacted in U.S. dollars. Consequently, our net sales and earnings are affected by changes in currency exchange rates. In general, sales and gross profit are affected positively by a weakening U.S. dollar and negatively by a strengthening U.S. dollar. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year net sales at the average exchange rates in effect during the comparable prior year periods.

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the periods indicated:

	Fiscal Year
	2010	2011	2012
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	18.4%	17.5%	17.9%

Gross profit	81.6%	82.5%	82.1%
Operating expenses:
Associate incentives	45.0%	45.7%	43.2%
Selling, general and administrative	23.3%	23.6%	23.8%

Total operating expenses	68.3%	69.3%	67.0%

Earnings from operations	13.3%	13.2%	15.1%
Other income (expense), net	0.0%	0.0%	0.0%

Earnings before income taxes	13.3%	13.2%	15.1%
Income taxes	4.5%	4.6%	4.9%

Net earnings	8.8%	8.6%	10.2%

Summary of 2012 Financial Results

        Net sales increased 11.5%, or $66.8 million, to $648.7 million in 2012, when compared with 2011. This increase was driven by sales growth in each of our regions with the exception of North Asia. Price increases that were implemented earlier in the year in certain markets in our Asia Pacific region also contributed what we estimate to be between $17 million and $18 million. Further discussion on these and other factors contributing to our sales results during the year is provided below under our regional results.

        Net earnings increased 30.9%, or $15.7 million, to $66.4 million in 2012, when compared with 2011. This increase was the result of higher net sales, lower relative Associate incentives, and a lower effective tax rate, partially offset by lower gross profit margins and slightly higher relative selling, general and administrative expenses.

Fiscal Year 2012 compared to Fiscal Year 2011

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 31, 2011, and December 29, 2012:

	Net Sales by Region (in thousands) Year Ended
					Change from prior year	Percent change
	2011		2012
North America/Europe	$236,386	40.6%	$244,333	37.7%	$7,947	3.4%
Asia Pacific:
Southeast Asia Pacific	111,447	19.2%	139,651	21.5%	28,204	25.3%
Greater China	204,822	35.2%	235,626	36.3%	30,804	15.0%
North Asia	29,284	5.0%	29,116	4.5%	(168)	(0.6)%

Asia Pacific Total	345,553	59.4%	404,393	62.3%	58,840	17.0%

	$581,939	100.0%	$648,726	100.0%	$66,787	11.5%

        North America/Europe:    The increase in net sales in this region was primarily due to (i) increased sales volume per Associate and Preferred Customer due mainly to a growing number of Associate leaders within our active Associate base who are actively selling our products and building sales organizations, (ii) growth in Mexico, which contributed $5.5 million to the year-over-year increase in net sales in this region and was largely the result of growth in active Associates, and (iii) to a lesser extent, the addition of France and Belgium to this region, which contributed $1.8 million. During 2012, we increased our focus on strengthening our Associate sales force by holding additional events, trainings, and interaction with management. Sales in this region also benefitted from a short-term promotion that we offered with the introduction of our Lifetime Matching Bonus and a promotion for our Associates in Mexico. These improvements were partially offset by the impact on sales volume from a decrease in the number of active Associates throughout 2012 in the United States and Canada.

        As mentioned in our Recent Developments section above, in January 2013 we began implementing a pricing initiative in several of our mature markets, which will include price reductions in certain markets. This strategy may create some short-term pressure on our net sales in these markets, with Canada being one of the larger markets included.

        Asia Pacific:    The increase in net sales in this region was driven by growth in Southeast Asia Pacific (led by a $21.4 million increase in the Philippines), and Greater China (led by a $24.2 million increase in Hong Kong). Growth in this region was primarily the result of: (i) an increase in the average number of active Associates throughout the year, (ii) the impact of price increases that took place in certain markets (including the Philippines and Hong Kong) in the first quarter of 2012, (iii) a surge in sales ahead of these price increases, and (iv) the short-term promotion that we offered with the introduction of our Lifetime Matching Bonus. We estimate that price increases added between $17 million and $18 million to net sales for the year, that the surge in sales ahead of these price increases added $11 million, and that the short-term promotion added nearly $4 million. Net sales also benefited from the inclusion of Thailand in the current year. Although we expect continued growth in this region throughout 2013, certain markets in Southeast Asia Pacific could be negatively impacted by our pricing initiative in the short-term.

Gross Profit

        The decrease in gross profit as a percent of net sales from 2011 to 2012 can primarily be attributed to: (i) increased raw material costs, (ii) production inefficiencies related to managing scrap throughout our personalization/rebranding process, and (iii) the change in sales mix by market. These decreases were partially offset by price increases in several of our international markets during the first quarter of 2012. In 2013, we expect gross profit margins to decrease further as a result of our 2013 pricing initiative and a continued change in sales mix by market as some of our lower gross profit markets are expected to increase as a percent of sales.

Associate Incentives

        The 250 basis point decrease in Associate incentives as a percent of net sales is due, primarily, to a lower payout under Matching Bonus associated with the implementation of our Lifetime Matching Bonus, and price increases. These improvements were partially offset by an increase in spending on contests and promotions. In 2013, we expect Associate incentives as a percent of net sales to decline modestly to around 42.5% as we will have a full year impact from our Lifetime Matching Bonus.

Selling, General and Administrative Expenses

        In absolute terms, our selling, general and administrative expenses increased $17.2 million from 2011 to 2012. The most significant components of this increase were as follows:

  •
  An increase in wages and benefits of approximately $5.4 million;

  •
  New market costs of approximately $4.0 million;

  •
  An increase in spending of approximately $2.0 million on our Annual International and Asia Pacific Conventions; and

  •
  An increase in credit card and bank fees of approximately $1.6 million that vary with sales.

Income Taxes

        Our effective income tax rate was 32.5% in 2012, compared with 34.5% in 2011. This decrease in our effective tax rate was primarily due to a favorable adjustment (approximately 100 basis points) in our manufacturing deduction for the 2011 tax year, which was recognized in 2012 following the completion of a formal study and subsequent to the issuance of the 2011 financial statements. In addition, we recognized a one-time tax benefit (approximately 60 basis points) from restructuring USANA's Hong Kong and Singapore operations as well as on-going tax benefits (approximately 30 basis points) from lower statutory tax rates in these markets.

Diluted Earnings Per Share

        Diluted earnings per share increased 36.5% in 2012 to $4.45. This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company throughout the year.

Summary of 2011 Financial Results

        Net sales increased 12.4%, or $64.3 million, to $581.9 million in 2011, when compared with 2010. This increase was largely due to strong sales growth in certain markets within our Asia Pacific region and includes a full year of our China operations, compared with only partial results in 2010. Net sales during 2011 also benefited from favorable changes in currency exchange rates by approximately $15.0 million, without which net sales would have increased 9.5%. Notably, all of the benefit we received from favorable changes in currency exchange rates took place over the first three quarters in 2011.

        Net earnings increased 11.2%, or $5.1 million, to $50.8 million in 2011, when compared with 2010. This increase was the result of improved gross profit margins on higher net sales, offset in most part by an increase in Associate incentives and selling, general and administrative expenses.

Fiscal Year 2011 compared to Fiscal Year 2010

        The tables below summarize the changes in our active customer base by geographic region as of the dates indicated:

	Active Associates By Region
	As of January 1, 2011		As of December 31, 2011		Change from Prior Year	Percent Change
North America/Europe	86,000	37.7%	78,000	35.1%	(8,000)	(9.3)%
Asia Pacific:
Southeast Asia Pacific	41,000	18.0%	49,000	22.1%	8,000	19.5%
Greater China	93,000	40.8%	86,000	38.7%	(7,000)	(7.5)%
North Asia	8,000	3.5%	9,000	4.1%	1,000	12.5%

Asia Pacific Total	142,000	62.3%	144,000	64.9%	2,000	1.4%

	228,000	100.0%	222,000	100.0%	(6,000)	(2.6)%

	Active Preferred Customers By Region
	As of January 1, 2011		As of December 31, 2011		Change from Prior Year	Percent Change
North America/Europe	54,000	77.1%	52,000	81.3%	(2,000)	(3.7)%
Asia Pacific:
Southeast Asia Pacific	6,000	8.6%	6,000	9.4%	—	0.0%
Greater China	9,000	12.9%	5,000	7.8%	(4,000)	(44.4)%
North Asia	1,000	1.4%	1,000	1.5%	—	0.0%

Asia Pacific Total	16,000	22.9%	12,000	18.7%	(4,000)	(25.0)%

	70,000	100.0%	64,000	100.0%	(6,000)	(8.6)%

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 1, 2011 and December 31, 2011:

	Net Sales by Region (in thousands) Year Ended							Change excluding the impact of currency exchange
							Approximate impact of currency exchange
					Change from prior year	Percent change
	2010		2011
North America/Europe	$242,147	46.8%	$236,386	40.6%	$(5,761)	(2.4)%	$3,100	(3.7)%
Asia Pacific:
Southeast Asia Pacific	99,311	19.2%	111,447	19.2%	12,136	12.2%	8,300	3.9%
Greater China	152,280	29.4%	204,822	35.2%	52,542	34.5%	1,900	33.3%
North Asia	23,906	4.6%	29,284	5.0%	5,378	22.5%	1,700	15.4%

Asia Pacific Total	275,497	53.2%	345,553	59.4%	70,056	25.4%	11,900	21.1%

	$517,644	100.0%	$581,939	100.0%	$64,295	12.4%	$15,000	9.5%

        North America/Europe:    The decrease in local currency net sales in this region was the result of lower product sales volume due to a decrease in the average number of active Associates in this region throughout 2011. We believe that this decrease in Associates was predominantly due to difficult economic conditions in North America, coupled with the changes that we made to the commission qualification requirements under our Compensation Plan in the third quarter of 2010. The intent of these changes was to incent more entrepreneurial Associates to join the Company and build a sales organization at an accelerated pace. While the changes caused us to enroll more entrepreneurial Associates, they made it more challenging for us to enroll Associates in general, including those who simply consume our products and are less entrepreneurial, particularly in North America. This decrease in active Associates was partially offset by an increase in average spending per Associate on a year-over-year basis, which was also due to the commission qualification changes for new Associates.

        Asia Pacific:    The increase in net sales in this region came from Hong Kong, China, the Philippines, and South Korea. Growth in these markets in 2011 resulted primarily from higher product sales volume, which was due mostly to an increase in the average number of active Associates throughout the year.

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

        Although Hong Kong's net sales increased in 2011, the number of active Associates in Hong Kong began to decrease during the last half of the year. Hong Kong had 61,000 active Associates at December 31, 2011, which is a 12.9% decrease from the same period of the prior year. Similar to North America, however, an increase in average spending per Associate in Hong Kong, resulting primarily from our commission qualification changes in 2010, helped to offset the effect on sales of the decline in active Associates in this market.

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

Selling, General and Administrative Expenses

        The increase in selling, general and administrative expense as a percent of net sales can primarily be attributed to the inclusion of China in our operating results for a full year, compared with a partial year in 2010 (our China operations carry significantly higher selling, general and administrative expense as a percentage of net sales than our other markets), and also to expenses associated with our increased branding efforts. This increase was partially offset by leverage gained on increased sales outside the United States in our markets where selling, general and administrative expenses are lower.

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

        Although reflected in some of the above items, changes in currency added approximately $3.0 million to overall selling, general and administrative expenses. These increases were partially offset by the decrease of $2.0 million in BabyCare acquisition costs compared with 2010.

Other Income (Expense)

        Other income decreased by $0.4 million due to lower currency exchange gains on intercompany transactions during 2011.

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

	Quarter Ended
	Apr. 2, 2011	Jul. 2, 2011	Oct. 1, 2011	Dec. 31 2011	Mar. 31, 2012	Jun. 30, 2012	Sept. 29, 2012	Dec. 29, 2012
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$143,566	$148,925	$143,501	$145,947	$154,120	$160,901	$165,175	$168,530
Cost of sales	25,662	26,208	25,202	24,620	27,217	28,073	30,343	30,171

Gross profit	117,904	122,717	118,299	121,327	126,903	132,828	134,832	138,359
Operating expenses:
Associate incentives	64,807	67,760	66,158	67,203	68,009	70,901	70,406	71,190
Selling, general, and administrative	35,870	33,803	33,365	34,025	38,032	36,776	40,342	39,087

Total operating expenses	100,677	101,563	99,523	101,228	106,041	107,677	110,748	110,277

Earnings from operations	17,227	21,154	18,776	20,099	20,862	25,151	24,084	28,082
Other income (expense), net	101	—	133	(12)	132	(222)	267	70

Earnings from operations before income taxes	17,328	21,154	18,909	20,087	20,994	24,929	24,351	28,152
Income taxes	5,978	7,298	6,524	6,926	7,243	8,184	6,861	9,705

Net earnings	$11,350	$13,856	$12,385	$13,161	$13,751	$16,745	$17,490	$18,447

Earnings per common share*:
Basic	$0.71	$0.89	$0.82	$0.88	$0.92	$1.14	$1.22	$1.30
Diluted	$0.70	$0.88	$0.81	$0.87	$0.90	$1.11	$1.18	$1.27
Weighted-average shares outstanding:
Basic	15,911	15,530	15,043	14,958	14,964	14,691	14,365	14,169
Diluted	16,217	15,752	15,205	15,177	15,288	15,090	14,884	14,471

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.9	17.6	17.6	16.9	17.7	17.4	18.4	17.9

Gross profit	82.1	82.4	82.4	83.1	82.3	82.6	81.6	82.1
Operating expenses:
Associate incentives	45.1	45.5	46.1	46.0	44.1	44.1	42.6	42.2
Selling, general and administrative	25.0	22.7	23.3	23.3	24.7	22.9	24.4	23.2

Total operating expenses	70.1	68.2	69.4	69.3	68.8	67.0	67.0	65.4

Earnings from operations	12.0	14.2	13.0	13.8	13.5	15.6	14.6	16.7
Other income (expense), net	0.1	—	0.1	—	0.1	(0.1)	0.2	—

Earnings from operations before income taxes	12.1	14.2	13.1	13.8	13.6	15.5	14.8	16.7
Income taxes	4.2	4.9	4.5	4.7	4.7	5.1	4.2	5.8

Net earnings	7.9%	9.3%	8.6%	9.1%	8.9%	10.4%	10.6%	10.9%

        We may experience variations in the results of operations from quarter to quarter as a result of factors that include, but are not limited to the following:

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. Repatriation of funds that are related to earnings considered permanently reinvested in certain of our markets would not result in a tax liability that would have a material impact on our liquidity at this time.

Operating cash flow

        We typically generate positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $92.8 million in 2012, compared with $70.1 million in 2011. This increase can primarily be attributed to higher (i) net earnings, (ii) changes in other liabilities resulting mostly from an increase in accrued items related to higher net sales, and (iii) an increase in deferred income taxes related to higher stock option exercises during 2011. Partially offsetting the increase in cash flow from operating activities, on a comparative basis, were changes in prepaid expenses and other assets, which related mostly to: (i) a term deposit from our acquisition of BabyCare in 2010 that matured in 2011; (ii) an increase in federal income taxes receivable in 2012; and (iii) an increase in deferred commissions related to an increase in deferred revenue at the end of 2012.

Line of credit

        We have a long-standing relationship with Bank of America. We currently maintain a $60 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016. We did not draw on this line of credit at any time during the year, and, as of December 29, 2012, there was no outstanding balance on this line of credit.

        The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. As of December 29, 2012, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

        Additionally, from time to time we will enter into short-term foreign currency credit arrangements in our international markets for strategic purposes, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. During 2012 we borrowed the foreign currency equivalent of $1.8 million for this purpose, and as of December 29, 2012 there was no outstanding balance related to these arrangements. Any balance that we accrue under these arrangements will be reported under other current liabilities.

Working capital

        Cash and cash equivalents increased to $70.8 million at December 29, 2012, from $50.4 million at December 31, 2011. Of the $70.8 million held at December 29, 2012, $38.6 million was held in the United States, and $32.2 million was held by international subsidiaries. Of the $50.4 million held at December 31, 2011, $34.8 million was held in the United States, and $15.6 million was held by international subsidiaries.

        Net working capital increased to $61.7 million at December 29, 2012, from $46.4 million at December 31, 2011. This increase in net working capital was due mostly to net cash provided by operating activities, which was offset in large part by share repurchases as discussed below, purchases of property and equipment, and an increase in other current liabilities. Our purchases of property and equipment of $8.4 million in 2012 included manufacturing and IT-related equipment as well as investments in infrastructure for our new markets. The increase in other current liabilities in 2012 related mostly to increases in unearned revenue, accrued employee compensation and Associate incentive/promotions, which were partially offset by a decrease in income taxes payable.

        We typically invest between $7 million and $10 million in capital improvements each year to maintain and support our current operations and plans for future growth. In 2013, we plan to invest between $20 million and $25 million on capital expenditures. This increase in planned capital spending can be attributed to expected investments in China and international development.

Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. Our Board of Directors periodically approves additional dollar amounts for share repurchases under that plan. For example, the Board authorized an additional $21.8 million for share repurchases in the second quarter of 2012, and an additional $50.0 million in the fourth quarter. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. During 2012, we repurchased and retired 1.6 million shares of common stock for a total investment of $68.3 million, at an average market price of $41.55 per share. Subsequent to the year ended December 29, 2012 and through March 7, 2013, we repurchased and retired 0.4 million shares of common stock for a total investment of $18.1 million, at an average market price of $43.64 per share. As of March 7, 2013, the remaining approved repurchase amount under the plan was $13.6 million and there is no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to December 29, 2012:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$18,240	$10,006	$7,336	$898
Capital Commitments	154	154
Other Commitments	18,040	10,125	6,153	1,762
Purchase Obligations	—
Line of Credit	400	120	280

Total Contractual Obligations	$36,834	$20,405	$13,769	$2,660	$—

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

Critical Accounting Estimates

        Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our significant accounting policies are described in Note A to the Consolidated Financial Statements herein. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management's most subjective judgments. We believe that our most critical accounting estimates are described in this section.

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

  •
  Amounts billed to customers for shipping and handling fees are classified as revenue.

  •
  Any compensation paid to an Associate on their personal orders are captured and reported as a reduction to net sales in the form of a sales discount. Management estimates, based on the structure of USANA's Compensation Plan, that an Associate who places an order with sales volume points in a personal sales position will eventually be paid commission on that purchase. Such reduction of revenue for Associates outside of the United States is converted to U.S. Dollars at the average currency exchange rate for the applicable period.

  •
  We collect an annual renewal fee from our Associates that is deferred when it is collected and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Inventory Valuation.    Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. Market value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in an adjustment to inventory.

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

        Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. Goodwill is not amortized, but rather it is tested at least annually for impairment (or more frequently if triggering events or changes in circumstances indicate impairment). The determination of impairment is made at the reporting unit level and an impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit's fair value. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step impairment analysis is performed to estimate the fair value of goodwill. The first step involves estimating the fair values of reporting units using widely-accepted valuation methodologies including the income, market, and transaction approach, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

        Our most recent annual goodwill impairment tests did not result in an impairment charge, nor have any events occurred subsequent to any of our acquisitions that have resulted in impairment of the original goodwill amounts that were initially recorded from the transactions. However, the fair value of the Company's Sense reporting unit calculated as part of the step one test exceeded its carrying value by around 1%. Therefore, any deterioration of the estimates and assumptions used to determine the fair value could potentially result in a future impairment charge to all or a portion of the $4.3 million of goodwill related to the Sense reporting unit. A sensitivity analysis was performed to determine the potential impact on the current Sense valuation of variations in two key underlying assumptions within the income approach; revenue growth and the discount rate. The results of this analysis indicate that a significant deterioration in either of these variables would not produce a deficit of fair value to carrying value that would be considered material by management neither would it likely result in an impairment charge determined under the step two test.

        Other intangible assets represent definite-lived and indefinite-lived intangible assets acquired in connection with the purchase of our China operations on August 16, 2010. These intangible assets have been measured at the acquisition-date fair value using various methodologies applied within the income approach. Definite-lived intangible assets are amortized over their related useful lives and are tested for impairment if events or changes in circumstances indicate impairment. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances indicate impairment. There have been no events or changes in circumstances that have occurred subsequent to the acquisition of the indefinite-lived intangible assets that would indicate impairment.

        Determining the fair value of our other intangible assets requires significant judgment in estimates and assumptions used under the income approach. A change in any of the estimates or assumptions used could result in impairment.

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

        Foreign Currency Risks.    Net sales outside the United States represented 70.9%, 74.6%, and 76.5% of our net sales in 2010, 2011, and 2012, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. This risk is partially mitigated by the fact that 36.3% of net sales in 2012 occurred in our Greater China region (where the local currencies of the markets in this region fluctuate very little relative to the U.S. dollar). The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

        Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets and settlement of intercompany transactions. Additionally, from time to time we will enter into short-term foreign currency credit arrangements in our international markets, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. At times in the past we have also sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate and we may look to something like this again in the coming year. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions. As of December 29, 2012, we had no currency exchange contracts in place.

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of December 29, 2012 for the quarterly periods indicated:

	2011								2012
	First		Second		Third		Fourth		First	Second	Third	Fourth
Canadian Dollar	0.98		0.97		0.98		1.02		1.00	1.01	0.99	0.99
Australian Dollar	0.99		0.94		0.95		0.99		0.95	0.99	0.96	0.96
New Zealand Dollar	1.32		1.25		1.20		1.29		1.22	1.27	1.24	1.21
Hong Kong Dollar	7.79		7.78		7.79		7.78		7.76	7.76	7.76	7.75
Japanese Yen	82.27		81.39		77.52		77.39		79.49	80.00	78.59	81.28
New Taiwan Dollar	29.33		28.83		29.17		30.25		29.68	29.63	29.82	29.14
Korean Won	1,118.9		1,082.6		1,085.5		1,144.5		1,129.5	1,154.0	1,132.2	1,089.2
Singapore Dollar	1.28		1.24		1.23		1.29		1.26	1.27	1.25	1.22
Mexican Peso	12.05		11.72		12.37		13.66		12.93	13.56	13.15	12.95
Chinese Yuan	6.58		6.50		6.41		6.36		6.31	6.33	6.35	6.25
Malaysian Ringitt	3.05		3.02		3.02		3.15		3.06	3.12	3.12	3.06
Philippine Peso	43.67		43.23		42.74		43.42		43.04	42.74	41.90	41.10
Thailand Baht		*		*		*		*	30.94	31.31	31.33	30.67
Euro		*		*		*		*	0.76	0.78	0.80	0.77

*
USANA operations had not commenced during period indicated.

        Interest Rate Risks.    As of December 29, 2012, we had no outstanding debt, and therefore, we have no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 29, 2012.

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

        Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, using those criteria, management concluded that, as of December 29, 2012, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of December 29, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 29, 2012, that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this Form:

          1.     Financial Statements

          2.     Financial Statement Schedules.

For the years ended January 1, 2011, December 31, 2011, and December 29, 2012
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
10.5	Amendment to Credit Agreement, dated as of May 17, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the period ended July 1, 2006, filed August 8, 2006)
10.6	Amendment to Credit Agreement, dated as of April 24, 2007 (incorporated by reference to Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 7, 2007)
10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)*

Exhibit Number	Description
10.8	Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
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
10.18
Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011)*
10.19
Separation and Release of Claims Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to Report on Form 8-K/A, filed December 26, 2012)*
10.20
Amendment to Confidentiality, Non-Disclosure and Non-Solicitation Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to Report on Form 8-K/A, filed December 26, 2012)*
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

Exhibit Number	Description
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of March 1, 2013 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Chief Executive Officer

Date: March 11, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 11, 2013
/s/ DAVID A. WENTZ David A. Wentz	Chief Executive Officer (Principal Executive Officer)	March 11, 2013
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 11, 2013
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 11, 2013
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 11, 2013
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 11, 2013
/s/ PAUL A. JONES Paul A. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
USANA Health Sciences, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, statements of stockholders' equity, and cash flows present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 11, 2013

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31, 2011	As of December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$50,353	$70,839
Inventories	36,968	36,481
Prepaid expenses and other current assets	18,738	25,225

Total current assets	106,059	132,545
Property and equipment, net	60,754	61,751
Goodwill	17,740	17,890
Intangible assets, net	42,637	42,085
Deferred tax assets	11,033	5,956
Other assets	6,273	7,128

	$244,496	$267,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,952	$7,040
Other current liabilities	51,744	63,804

Total current liabilities	59,696	70,844
Deferred tax liabilities	9,948	10,001
Other long-term liabilities	942	938
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 14,940 as of December 31, 2011 and 13,821 as of December 29, 2012	15	14
Additional paid-in capital	49,257	43,822
Retained earnings	118,799	134,800
Accumulated other comprehensive income	5,839	6,936

Total stockholders' equity	173,910	185,572

	$244,496	$267,355

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	2010	2011	2012
Net sales	$517,644	$581,939	$648,726
Cost of sales	95,482	101,692	115,804

Gross profit	422,162	480,247	532,922
Operating expenses:
Associate incentives	233,187	265,928	280,506
Selling, general and administrative	120,759	137,063	154,237

Total operating expenses	353,946	402,991	434,743

Earnings from operations	68,216	77,256	98,179
Other income (expense):
Interest income	167	191	247
Interest expense	(94)	(9)	(20)
Other, net	575	40	20

Other income (expense), net	648	222	247

Earnings before income taxes	68,864	77,478	98,426
Income taxes	23,213	26,726	31,993

Net earnings	$45,651	$50,752	$66,433

Earnings per common share
Basic	$2.94	$3.30	$4.57
Diluted	$2.86	$3.26	$4.45
Weighted average common shares outstanding
Basic	15,528	15,361	14,547
Diluted	15,942	15,574	14,923
Comprehensive income:
Net earnings	$45,651	$50,752	$66,433
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,740	1,958	1,642
Tax benefit (expense) related to foreign currency translation adjustment	(906)	(1,476)	(545)

Other comprehensive income (loss), net of tax	3,834	482	1,097

Comprehensive income	$49,485	$51,234	$67,530

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended January 1, 2011; December 31, 2011; and December 29, 2012

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 2, 2010	15,309	$15	$16,425	$56,410	$1,523	$74,373
Net earnings				45,651		45,651
Other comprehensive income, net of tax					3,834	3,834
Equity-based compensation expense			10,406			10,406
Common stock repurchased and retired	(387)	(1)	(5,176)	(11,854)		(17,031)
Common stock issued in connection with acquisition	400	1	17,715			17,716
Common stock issued under equity award plans, including tax expense of $152	663	1	11,852			11,853

Balance at January 1, 2011	15,985	16	51,222	90,207	5,357	146,802
Net earnings				50,752		50,752
Other comprehensive income, net of tax					482	482
Equity-based compensation expense			10,549			10,549
Common stock repurchased and retired	(1,120)	(1)	(11,298)	(22,160)		(33,459)
Common stock issued under equity award plans, including tax expense of $317	75		(278)			(278)
Tax impact of canceled vested equity awards			(938)			(938)

Balance at December 31, 2011	14,940	15	49,257	118,799	5,839	173,910
Net earnings				66,433		66,433
Other comprehensive income, net of tax					1,097	1,097
Equity-based compensation expense			10,210			10,210
Common stock repurchased and retired	(1,644)	(2)	(17,860)	(50,432)		(68,294)
Common stock awarded to Associates	2		80			80
Common stock issued under equity award plans, including tax benefit of $2,201	523	1	2,509			2,510
Tax impact of canceled vested equity awards			(374)			(374)

Balance at December 29, 2012	13,821	$14	$43,822	$134,800	$6,936	$185,572

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2010	2011	2012
Cash flows from operating activities
Net earnings	$45,651	$50,752	$66,433
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	7,916	8,474	8,826
(Gain) loss on sale of property and equipment	94	45	(36)
Equity-based compensation expense	10,406	10,549	10,210
Excess tax benefits from equity-based payment arrangements	(2,449)	(48)	(3,443)
Common stock awarded to Associates	—	—	80
Deferred income taxes	3,194	(1,599)	4,111
Changes in operating assets and liabilities:
Inventories, net	(4,982)	(3,209)	1,370
Prepaid expenses and other assets	(5,218)	4,024	(6,341)
Accounts payable	(1,981)	1,502	(985)
Other liabilities	13,477	(382)	12,580

Total adjustments	20,457	19,356	26,372

Net cash provided by operating activities	66,108	70,108	92,805
Cash flows from investing activities
Acquisitions, net of cash acquired	(42,694)	—	—
Proceeds from sale of property and equipment	33	34	154
Purchases of property and equipment	(4,192)	(10,643)	(8,432)

Net cash used in investing activities	(46,853)	(10,609)	(8,278)
Cash flows from financing activities
Proceeds from equity awards exercised	12,005	39	309
Excess tax benefits from equity-based payment arrangements	2,449	48	3,443
Repurchase of common stock	(17,031)	(33,459)	(68,294)
Borrowings on line of credit	31,150	—	1,846
Payments on line of credit	(38,150)	—	(1,846)

Net cash used in financing activities	(9,577)	(33,372)	(64,542)
Effect of exchange rate changes on cash and cash equivalents	886	4	501

Net increase in cash and cash equivalents	10,564	26,131	20,486
Cash and cash equivalents, beginning of period	13,658	24,222	50,353

Cash and cash equivalents, end of period	$24,222	$50,353	$70,839

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$99	$10	$20
Income taxes	21,628	24,539	27,131
Non-cash financing activities
Common stock issued in connection with acquisitions	17,716	—	—

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        USANA Health Sciences, Inc. ("the Company") develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Company operates in a single business segment as a direct selling company and reports operations in two geographic regions: North America/Europe and Asia Pacific, which is further divided into three sub-regions; Southeast Asia/Pacific, Greater China, and North Asia. North America/Europe includes the United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France, and Belgium. Southeast Asia/Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.

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

Use of estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates for the Company relate to revenue recognition, inventory obsolescence, goodwill and other intangible assets, equity-based compensation, and income taxes. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2010, 2011, and 2012 were 52-week years. Fiscal year 2010 covered the period January 3, 2010 to January 1, 2011 (hereinafter 2010). Fiscal year 2011 covered the period January 2, 2011 to December 31, 2011 (hereinafter 2011). Fiscal year 2012 covered the period January 1, 2012 to December 29, 2012 (hereinafter 2012).

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

        The fair values of term deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2. The carrying values of these term deposits approximate their fair values due to their short-term maturities. As of December 31, 2011, and December 29, 2012 the fair value of term deposits in the consolidated balance sheet totaled $0, and $1,610, respectively. These term deposits have been classified within cash and cash equivalents.

Translation of foreign currencies

        The functional currency of the Company's foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at month-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the monthly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from intercompany transactions are included in the "Other, net" component of Other income (expense) in the Company's consolidated statements of comprehensive income.

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes.

        The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,166 as of December 31, 2011, and $3,208 as of December 29, 2012. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration for Industry & Commerce of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in other assets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost or market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. Market value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in an adjustment to inventory.

Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes. Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested. A repatriation of these earnings would not create a material tax liability.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. The determination of impairment is made at the reporting unit level and an impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit's fair value. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step impairment analysis is performed to estimate the fair value of goodwill. The first step involves estimating the fair values of reporting units using widely-accepted valuation methodologies including the income, market, and transaction approach, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the carrying amount of goodwill exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Fair value of each reporting unit at December 31, 2011, and December 29, 2012 was greater than the carrying amount; therefore, no impairment was recorded.

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

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $125 and aggregate claims that are greater than 100% of projected claims. A liability is accrued and reflected in the Balance Sheet for all unpaid claims. Total

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense under this self insurance program was $3,391, $4,274 and $4,518 in 2010, 2011 and 2012, respectively.

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $12,005, $39, and $309 in cash proceeds from the exercise of equity awards in 2010, 2011, and 2012, respectively. The Company also realizes an income tax benefit from the exercise of certain equity awards. For equity awards earned prior to January 1, 2006, this tax benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital. For equity awards earned after January 1, 2006, deferred tax assets are established in accordance with applicable equity-based compensation authoritative guidance.

        Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool"). If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax expense recorded in additional paid-in capital was $152 and $317, in 2010 and 2011, respectively. The total tax benefit recorded in additional paid-in capital was $2,201 in 2012.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 29, 2012, $31,707 was available to repurchase shares under this plan. The Company expended $17,031, $33,459, and $68,294 to repurchase and retire shares during 2010, 2011, and 2012, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings.

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

Product return policy

        All products that are returned within the first 30 days following purchase are refunded at 100% of the sales price to retail customers and Preferred Customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned customers may either receive a refund based on their original form of payment, or credit on account for a product exchange.

        This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. Product returns totaled approximately 1.1% of net sales during fiscal years 2010, and 2011, and 0.8% of net sales in 2012.

Shipping and handling costs

        The Company's shipping and handling costs are included in cost of sales for all periods presented.

Associate incentives

        Associate incentives expenses include all forms of commissions, and other incentives paid to our Associates.

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

Advertising

        Advertising costs are charged to expense as incurred. Advertising expense totaled $1,202 in 2010, $3,893 in 2011 and $3,942 in 2012.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $3,842 in 2010, $4,071 in 2011 and $4,664 in 2012.

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

Recently adopted accounting pronouncements

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 updates existing guidance in Topic 820 to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). ASU 2011-04 is effective prospectively for fiscal years, and interim periods, beginning after December 15, 2011. The Company adopted ASU 2011-04 during the first quarter ended March 31, 2012, and its application had no impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Also, the amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. The Company adopted ASU 2011-05 during the first quarter ended March 31, 2012. Adoption of this standard did not have a material impact on the Company's consolidated financial statements, as it only affected financial statement presentation.

        In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 was issued with the intent of reducing the cost and complexity of performing impairment tests for indefinite-lived intangible assets by providing an entity with the option to first make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test. The amendments in this update also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting the qualitative assessment, which is similar to the previously updated guidance for goodwill impairment testing provided in ASU 2011-08. ASU 2012-02 is

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2012-02 during the third quarter ended September 29, 2012. Adoption of this standard did not have a material impact on the Company's consolidated financial statements

NOTE B—ACQUISITION

        On August 16, 2010, the Company indirectly acquired 100% of BabyCare Ltd., a limited liability company incorporated under the laws of the PRC, for the purchase price of $62,716, which consisted of $45,000 cash and $17,716 common stock issued (400 shares of USANA common stock at $44.29).

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

        The acquisition was accounted for as a business combination and, as such, the results of operations for BabyCare have been included in the consolidated financial statements since the effective date of acquisition. This acquisition contributed $7,384 in net sales and a net loss of $1,154 for the year ended January 1, 2011. Had the acquisition occurred at the beginning of the year ended January 1, 2011, net sales for that year would have been $527,266, and net earnings would have been $43,173.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 31, 2011	December 29, 2012
Raw materials	$9,670	$9,228
Work in progress	6,917	7,703
Finished goods	20,381	19,550

	$36,968	$36,481

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 31, 2011	December 29, 2012
Prepaid insurance	$1,350	$1,266
Other prepaid expenses	3,177	3,340
Federal income taxes receivable	2,680	4,865
Miscellaneous receivables, net	2,978	3,374
Deferred commissions	3,942	5,808
Deferred tax assets	3,320	4,255
Other current assets	1,291	2,317

	$18,738	$25,225

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2010	2011	2012
Current
Federal	$18,026	$22,383	$27,779
State	1,502	1,913	1,141
Foreign	2,956	4,442	4,051

	22,484	28,738	32,971
Deferred
Federal	1,243	1,044	(145)
State	113	(71)	94
Foreign	(627)	(2,985)	(927)

	$23,213	$26,726	$31,993

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2010, 2011, and 2012, is as follows:

	Year ended
	2010	2011	2012
Federal income taxes at statutory rate	$24,102	$27,117	$34,449
State income taxes, net of federal tax benefit	1,192	1,373	1,201
Qualified production activities deduction	(1,320)	(1,576)	(2,651)
All other, net	(761)	(188)	(1,006)

	$23,213	$26,726	$31,993

        The significant categories of deferred taxes are as follows:

	December 31, 2011	December 29, 2012
Deferred tax assets
Inventory differences	$2,695	$2,415
Accruals not currently deductible	2,124	2,533
Equity-based compensation	7,558	4,375
Intangible assets	9,535	9,532
Net operating losses	2,654	2,240
Other	1,361	2,675

Gross deferred tax assets	25,927	23,770
Valuation allowance	(1,784)	(1,598)

Net deferred tax assets	24,143	22,172

Deferred tax liabilities
Depreciation/amortization	(3,506)	(5,260)
Accumulated other comprehensive income	(3,378)	(3,833)
Prepaid expenses	(1,967)	(1,240)
Intangible assets	(10,659)	(10,521)
Other	(1,202)	(2,490)

Gross deferred tax liabilities	(20,712)	(23,344)

Net deferred taxes	$3,431	$(1,172)

        At December 29, 2012, the Company had foreign operating loss carry forwards of approximately $8,960. If these operating losses are not used, they will expire between 2013 and 2017. A valuation allowance of approximately $6,400 has been placed on these foreign operating loss carry forwards. The valuation allowance is determined using a more likely than not realization criteria and is based upon all available positive and negative evidence, including future reversals of temporary differences. A future increase or decrease in the current valuation allowance is not expected to impact the income tax provision due to the Company's ability to fully utilize foreign tax credits associated with taxable income in these jurisdictions.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	December 31, 2011	December 29, 2012
Net current deferred tax assets	$3,320	$4,255
Net noncurrent deferred tax assets	11,033	5,956

Total net deferred tax assets	14,353	10,211
Net current deferred tax liabilities	974	1,382
Net noncurrent deferred tax liabilities	9,948	10,001

Total net deferred tax liabilities	10,922	11,383

Net deferred taxes	$3,431	$(1,172)

NOTE F—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 31, 2011	December 29, 2012
Buildings	40	$40,173	$40,766
Laboratory and production equipment	5 - 7	21,083	22,366
Sound and video library	5	600	600
Computer equipment and software	3 - 5	30,621	32,639
Furniture and fixtures	3 - 5	5,117	5,350
Automobiles	3 - 5	294	285
Leasehold improvements	3 - 5	5,723	6,817
Land improvements	15	2,051	2,196

		105,662	111,019
Less accumulated depreciation and amortization		54,437	59,049

		51,225	51,970
Land		8,109	8,211
Deposits and projects in process		1,420	1,570

		$60,754	$61,751

        Depreciation of property and equipment for the years ended 2010, 2011, and 2012 was $7,510, $7,431, and $7,717, respectively

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

        No events have occurred subsequent to any of our acquisitions that have resulted in an impairment of the original goodwill or intangible asset amounts that were initially recorded from the transactions. Goodwill is as follows:

	December 31, 2011	Currency translation adjustments	December 29, 2012
North America	$6,390	$—	$6,390
Asia Pacific	11,350	150	11,500

	$17,740	$150	$17,890

	As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,200	$(577)	$3,623	10
Customer relationships	2,046	(938)	1,108	3

	6,246	(1,515)	4,731
Unamortized intangible assets
Product formulas	9,261		9,261
Direct sales license	28,645		28,645

	37,906		37,906

	$44,152		$42,637

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS (Continued)

	As of December 29, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,256	$(1,011)	$3,245	10
Customer relationships	2,073	(1,641)	432	3

	6,329	(2,652)	3,677
Unamortized intangible assets
Product formulas	9,384		9,384
Direct sales license	29,024		29,024

	38,408		38,408

	$44,737		$42,085

Aggregate amortization expense:
Year ended December 29, 2012	$1,090
Estimated Amortization Expense:
2013	858
2014	426
2015	426
2016	426
2017	426
Thereafter	1,115

	$3,677

NOTE H—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 31, 2011	December 29, 2012
Associate incentives	$12,423	$15,252
Accrued employee compensation	12,210	16,402
Income taxes	4,112	1,414
Sales taxes	4,291	4,569
Deferred tax liabilities	974	1,382
Associate promotions	1,035	1,775
Deferred revenue	10,065	15,601
Provision for returns and allowances	1,014	717
All other	5,620	6,692

	$51,744	$63,804

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

        There was no outstanding debt on this line of credit at December 31, 2011 or at December 29, 2012. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE J—COMMITMENTS AND CONTINGENCIES

1.
Operating leases

        With the exception of the Company's Salt Lake City headquarters, Australian facility, and Tianjin, China facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2019. The Company utilizes equipment under non-cancelable operating leases, expiring through 2016. The minimum commitments under operating leases at December 29, 2012 are as follows:

Year ending
2013	$10,005
2014	4,349
2015	1,873
2016	1,114
2017	443
Thereafter	456

$18,240

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2010, 2011, and 2012 was approximately $4,442, $6,410, and $6,452 respectively.

2.
Contingencies

        The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

3.
Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2010, 2011, and 2012 were $900, $979, and $1,024, respectively.

NOTE K—EQUITY-BASED COMPENSATION

        Equity-based compensation expense for fiscal years 2010, 2011, and 2012 was $10,406, $10,549, and $10,210, respectively. The related tax benefit for these periods was $3,992, $3,852, and $3,554, respectively.

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 29, 2012. This table does not include an estimate for future grants that may be issued.

2013	$7,637
2014	5,682
2015	3,775
2016	1,735
2017	802

$19,631

        The cost above is expected to be recognized over a weighted-average period of 2.0 years.

        The Company's 2006 Equity Incentive Award Plan (the "2006 Plan") is currently the only plan under which equity awards are issued. This plan allows for the grant of various equity awards, including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards, to the Company's officers, key employees, and non-employee directors.

        Since its inception 10,000 shares have been authorized under the 2006 Plan. As of December 29, 2012, a total of 5,829 awards had been granted under the 2006 Plan, of which 5,707 were stock-settled stock appreciation rights, 8 were stock options, and 114 were deferred stock units. Also, as of December 29, 2012, a total of 945 awards had been canceled and added back to the number of units available for issuance under the 2006 Plan.

        The Company's Compensation Committee utilizes two types of vesting methods when granting awards to officers and key employees under the 2006 Plan based upon the nature of the grant. Awards granted to officers and key employees upon hire or promotion to such a position will generally vest 20% each year on the anniversary of the grant date and expire five to five and one-half years from the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

date of grant. Awards granted as a supplement to existing equity awards held by officers and key employees will generally vest 50% on each of the fourth and fifth anniversary of the grant date and expire five and one-half years from the date of grant. Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter, commencing on the last day of the fiscal quarter in which the awards are granted, and will expire five years to five and one-half years from the date of grant. Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards. The weighted-average fair value of stock-settled stock appreciation rights that were granted in 2010, 2011, and 2012, was $17.09, $12.40, and $15.35, respectively. Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2010	2011	2012
Expected volatility(1)	54.9%	56.0%	50.7%
Risk-free interest rate(2)	1.7%	1.1%	0.6%
Expected life(3)	4.2 yrs.	3.9 yrs.	3.9 yrs.
Expected dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average grant price(5)	$38.28	$28.89	$39.41

(1)
Through June, 2012 expected volatility was a weighted-average of historical volatility and implied volatility. In July 2012, the Company eliminated the implied volatility aspect of this calculation and began utilizing historical volatility alone due to the lack of sufficient compliant option trading volume.

(2)
Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

(3)
For awards that follow the 20% per year vesting schedule, expected life is a weighted-average that includes historical settlement data of the Company's equity awards and a hypothetical holding period for outstanding awards. Due to lack of historical settlement data on awards that follow the 50% vesting at each of years four and five, expected life of these awards is calculated under the simplified method.

(4)
The Company historically has not paid dividends.

(5)
Grant price is the closing price of the Company's common stock on the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average grant price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 31, 2011	3,808	$32.12	2.9	$8,603
Granted	387	39.41
Exercised	(1,397)	29.16
Canceled	(65)	29.95
Expired	(44)	51.39

Outstanding at December 29, 2012	2,689	$34.43	2.9	$5,136

Exercisable at December 29, 2012	774	$36.10	2.4	$1,275

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at December 31, 2011 and December 29, 2012, was $30.37 and $31.60, respectively.

        The total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $16,977 in 2010, $925 in 2011, and $20,590 in 2012.

        A summary of the Company's deferred stock unit activity for 2012 is as follows:

	Shares	Weighted- average fair value
Nonvested at December 31, 2011	49	$44.29
Granted	—	—
Vested	(49)	44.29
Canceled
Expired	—	—

Nonvested at December 29, 2012	—	$—

        The total fair value of equity awards that vested during fiscal years 2010, 2011, and 2012 was $7,835, $10,993, and $10,211 respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

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

	Year Ended
	2010	2011	2012
USANA® Nutritionals	77%	79%	80%
USANA Foods	12%	11%	11%
Sensé—beautiful science®	8%	7%	7%

        Selected financial information for the Company is presented for two geographic regions: North America/Europe and Asia Pacific, with three sub-regions under Asia Pacific. Individual markets are categorized into these regions as follows:

  •
  North America/Europe—United States (including direct sales from the United States to the United Kingdom and the Netherlands), Canada, Mexico, France(1), and Belgium(1)

  •
  Asia Pacific—

  •
  Southeast Asia/Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

  •
  Greater China—Hong Kong, Taiwan and China(2)

  •
  North Asia—Japan and South Korea

(1)
The Company commenced operations in Thailand, France, and Belgium at the end of the first quarter of 2012.

(2)
The Company's business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region for the years ended January 1, 2011, December 31, 2011, and December 29, 2012 is listed below:

	2010	2011	2012
Net Sales to External Customers
North America/Europe	$242,147	$236,386	$244,333
Asia Pacific
Southeast Asia Pacific	99,311	111,447	139,651
Greater China	152,280	204,822	235,626
North Asia	23,906	29,284	29,116

Asia Pacific Total	275,497	345,553	404,393

Consolidated Total	$517,644	$581,939	$648,726

	December 31, 2011	December 29, 2012
Long-lived Assets
North America/Europe	$47,393	$48,101
Asia Pacific
Southeast Asia Pacific	16,401	17,866
Greater China	61,629	61,104
North Asia	1,981	1,783

Asia Pacific Total	80,011	80,753

Consolidated Total	$127,404	$128,854

Total Assets
North America/Europe	$116,844	$106,170
Asia Pacific
Southeast Asia Pacific	26,800	43,234
Greater China	93,989	109,510
North Asia	6,863	8,441

Asia Pacific Total	127,652	161,185

Consolidated Total	$244,496	$267,355

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	2010	2011	2012
Net sales:
United States	$150,893	$148,061	$152,460
Hong Kong	121,435	156,672	180,837
Canada	69,411	67,024	63,318
Long-lived Assets:
China		$59,806	$59,130
United States		46,991	46,559
Australia		15,280	15,121

NOTE M—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2011 and 2012.

2011	First	Second	Third	Fourth
Net sales	$143,566	$148,925	$143,501	$145,947
Gross profit	$117,904	$122,717	$118,299	$121,327
Net earnings	$11,350	$13,856	$12,385	$13,161
Earnings per share:
Basic	$0.71	$0.89	$0.82	$0.88
Diluted	$0.70	$0.88	$0.81	$0.87

2012	First	Second	Third	Fourth
Net sales	$154,120	$160,901	$165,175	$168,530
Gross profit	$126,903	$132,828	$134,832	$138,359
Net earnings	$13,751	$16,745	$17,490	$18,447
Earnings per share:
Basic	$0.92	$1.14	$1.22	$1.30
Diluted	$0.90	$1.11	$1.18	$1.27

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—EARNINGS PER SHARE

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

	Year ended
	2010	2011	2012
Net earnings available to common shareholders	$45,651	$50,752	$66,433

Basic EPS
Shares
Common shares outstanding entire period	15,309	15,985	14,940
Weighted average common shares:
Issued during period	311	32	199
Canceled during period	(92)	(656)	(592)

Weighted average common shares outstanding during period	15,528	15,361	14,547

Earnings per common share from net earnings—basic	$2.94	$3.30	$4.57

Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	15,528	15,361	14,547
Dilutive effect of in-the-money equity awards	414	213	376

Weighted average common shares outstanding during period—diluted	15,942	15,574	14,923

Earnings per common share from net earnings—diluted	$2.86	$3.26	$4.45

        Equity awards for 1,806 shares, 2,773 shares, and 1,039 shares of stock were not included in the computation of EPS for the years ended 2010, 2011, and 2012, respectively, due to the fact that their effect would be anti-dilutive.

        During the years ended January 1, 2011, December 31, 2011, and December 29, 2012, the Company expended $17,031, $33,459, and $68,294 to purchase 387 shares, 1,120 shares, and 1,644 shares, respectively, under the Company's share repurchase plan. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

NOTE O—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Holdings, Ltd. As of December 29, 2012, Gull Holdings, Ltd. owned 48.1% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique,

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

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

        Medicis performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Medicis provides physicians and other medical staff to speak at USANA Associate events. Finally, Medicis performs heath assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Medicis approximately $500 in 2010, $360 in 2011, and $359 in 2012. The Company's agreements with Medicis were approved by the Audit Committee in advance of the Company's entry into the agreements. USANA's collaboration with Medicis is terminable at will by USANA at any time, without any continuing commitment by USANA.

NOTE P—SUBSEQUENT EVENTS

        Subsequent to the year ended December 29, 2012 and through March 7, 2013, the Company repurchased and retired 414 shares under the Company's share repurchase plan for a total of $18,085. As of March 7, 2013, the remaining approved repurchase amount under the plan was $13,662.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
January 1, 2011
Deducted from related asset account:
Allowance for sales returns	1,115	94	—	280	929
Allowance for doubtful accounts	1,930	121	—	278	1,773
Valuation allowance—deferred tax assets	—	1,595	—	—	1,595
December 31, 2011
Deducted from related asset account:
Allowance for sales returns	929	149	—	64	1,014
Allowance for doubtful accounts	1,773	48	—	241	1,580
Valuation allowance—deferred tax assets	1,595	189	—	—	1,784
December 29, 2012
Deducted from related asset account:
Allowance for sales returns	1,014	46	—	343	717
Allowance for doubtful accounts	1,580	230	—	2	1,808
Valuation allowance—deferred tax assets	1,784	(186)	—		1,598