Form 10-Q
period 2013-03-30
USANA HEALTH SCIENCES INC
filed 2013-05-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2013 was 13,484,099.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	December 29,	March 30,
	2012	2013

ASSETS
Current assets
Cash and cash equivalents	$70,839	$71,047
Inventories	36,481	42,974
Prepaid expenses and other current assets	25,225	19,633
Total current assets	132,545	133,654

Property and equipment, net	61,751	60,715

Goodwill	17,890	17,933
Intangible assets, net	42,085	41,963
Deferred tax assets	5,956	6,149
Other assets	7,128	8,243
	$267,355	$268,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,040	$8,152
Other current liabilities	63,804	61,894
Total current liabilities	70,844	70,046

Deferred tax liabilities	10,001	10,054
Other long-term liabilities	938	909

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 13,821 as of December 29, 2012 and 13,432 as of March 30, 2013	14	14
Additional paid-in capital	43,822	41,955
Retained earnings	134,800	138,778
Accumulated other comprehensive income	6,936	6,901
Total stockholders’ equity	185,572	187,648
	$267,355	$268,657

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,	March 30,
	2012	2013

Net sales	$154,120	$169,082
Cost of sales	27,217	30,261
Gross profit	126,903	138,821

Operating expenses:
Associate incentives	68,009	69,855
Selling, general and administrative	38,032	42,404
Total operating expenses	106,041	112,259
Earnings from operations	20,862	26,562

Other income (expense):
Interest income	38	78
Other, net	94	(104)
Other income (expense), net	132	(26)
Earnings before income taxes	20,994	26,536
Income taxes	7,243	8,757
Net earnings	$13,751	$17,779

Earnings per common share
Basic	$0.92	$1.30
Diluted	$0.90	$1.28

Weighted average common shares outstanding
Basic	14,964	13,643
Diluted	15,288	13,903

Comprehensive income:

Net earnings	$13,751	$17,779
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	695	31
Tax benefit (expense) related to foreign currency
translation adjustment	(295)	(66)
Other comprehensive income (loss), net of tax	400	(35)
Comprehensive income	$14,151	$17,744

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012; and March 30, 2013

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Three Months Ended March 31, 2012
Balance at December 31, 2011	14,940	$15	$49,257	$118,799	$5,839	$173,910
Net earnings				13,751		13,751
Other comprehensive income (loss), net of tax					400	400
Equity-based compensation expense			2,866			2,866
Common stock issued under equity award plans, including tax benefit of $176	51		176			176
Tax impact of canceled vested equity awards			(41)			(41)

Balance at March 31, 2012	14,991	15	52,258	132,550	6,239	191,062

For the Three Months Ended March 30, 2013
Balance at December 29, 2012	13,821	$14	$43,822	$134,800	$6,936	$185,572
Net earnings				17,779		17,779
Other comprehensive income (loss), net of tax					(35)	(35)
Equity-based compensation expense			2,369			2,369
Common stock repurchased and retired	(414)		(4,284)	(13,801)		(18,085)
Common stock issued under equity award plans, including tax benefit of $48	25		48			48

Balance at March 30, 2013	13,432	$14	$41,955	$138,778	$6,901	$187,648

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,	March 30,
	2012	2013

Cash flows from operating activities
Net earnings	$13,751	$17,779
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,196	2,303
(Gain) loss on sale of property and equipment	(22)	(3)
Equity-based compensation expense	2,866	2,369
Excess tax benefits from equity-based payment arrangements	(176)	(185)
Deferred income taxes	(729)	(819)
Changes in operating assets and liabilities:
Inventories, net	2,185	(6,522)
Prepaid expenses and other assets	414	6,136
Accounts payable	(314)	1,097
Other liabilities	2,472	(1,850)

Total adjustments	8,892	2,526

Net cash provided by operating activities	22,643	20,305

Cash flows from investing activities
Increase in notes receivable	—	(1,142)
Proceeds from sale of property and equipment	51	3
Purchases of property and equipment	(2,227)	(872)

Net cash used in investing activities	(2,176)	(2,011)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	176	185
Repurchase of common stock	—	(18,085)

Net cash provided by (used in) financing activities	176	(17,900)

Effect of exchange rate changes on cash and cash equivalents	168	(186)

Net increase in cash and cash equivalents	20,811	208

Cash and cash equivalents, beginning of period	50,353	70,839

Cash and cash equivalents, end of period	$71,164	$71,047

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$741	$1,101

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A - Organization, Consolidation, and Basis of Presentation

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: North America/Europe and Asia Pacific, which is further divided into three sub-regions; Southeast Asia Pacific, Greater China, and North Asia. North America/Europe includes the United States, Canada, Mexico, the United Kingdom, France, Belgium, and the Netherlands.  Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea. All significant intercompany accounts and transactions have been eliminated in this consolidation.

The condensed balance sheet as of December 29, 2012, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of March 30, 2013 and results of operations for the three months ended March 31, 2012 and March 30, 2013. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.  The results of operations for the three months ended March 30, 2013, may not be indicative of the results that may be expected for the fiscal year 2013 ending December 28, 2013.

NOTE B — INVENTORIES

Inventories consist of the following:

	December 29,	March 30,
	2012	2013

Raw materials	$9,228	$12,256
Work in progress	7,703	7,488
Finished goods	19,550	23,230

	$36,481	$42,974

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

	Three Months Ended
	March 31,	March 30,
	2012	2013

Net earnings available to common shareholders	$13,751	$17,779

Basic EPS

Shares
Common shares outstanding entire period	14,940	13,821
Weighted average common shares:
Issued during period	24	10
Canceled during period	—	(188)

Weighted average common shares outstanding during period	14,964	13,643

Earnings per common share from net earnings - basic	$0.92	$1.30

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	14,964	13,643

Dilutive effect of in-the-money equity awards	324	260

Weighted average common shares outstanding during period - diluted	15,288	13,903

Earnings per common share from net earnings - diluted	$0.90	$1.28

Equity awards for 1,918 and 1,085 shares of stock were not included in the computation of diluted EPS for the quarters ended March 31, 2012, and March 30, 2013, respectively, due to the fact that their effect would be anti-dilutive.

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

	Three Months Ended
	March 31,	March 30,
	2012	2013

USANA® Nutritionals	80%	80%
USANA Foods	11%	12%
Sensé — beautiful science®	7%	6%

Selected financial information for the Company is presented for two geographic regions: North America/Europe and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                 North America/Europe — United States, Canada, Mexico, the United Kingdom, France (1), Belgium (1), and the Netherlands.

•                 Asia Pacific —

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand (1)

•                  Greater China — Hong Kong, Taiwan and China(2)

•                  North Asia — Japan and South Korea

(1)         The Company commenced operations in Thailand, France, and Belgium at the end of the first quarter of 2012.

(2)         The Company’s business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Three Months Ended
	March 31,	March 30,
	2012	2013

Net Sales to External Customers

North America/Europe	$58,632	$64,152
Asia Pacific
Southeast Asia Pacific	32,252	35,309
Greater China	56,635	62,985
North Asia	6,601	6,636
Asia Pacific Total	95,488	104,930

Consolidated Total	$154,120	$169,082

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended
	March 31,	March 30,
	2012	2013

Net sales:
Hong Kong	$43,807	$41,597
United States	36,491	40,238
Canada	16,189	15,199

	As of
	December 29,	March 30,
	2012	2013
Long-lived Assets:
China	$59,130	$58,934
United States	46,559	46,948
Australia	15,121	15,087

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 29, 2012, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of March 30, 2013, we had approximately 229,000 active Associates and approximately 67,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  North America/Europe — United States, Canada, Mexico, the United Kingdom, France(1), Belgium(1), and the Netherlands

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

•                  Greater China — Hong Kong, Taiwan, and China (2)

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

	Quarter Ended
	March 31,	March 30,
	2012	2013
Product Line
USANA® Nutritionals
Essentials	28%	27%
Optimizers	52%	53%
USANA Foods	11%	12%
Sensé — beautiful science®	7%	6%
All Other	2%	2%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	12%	12%
HealthPak 100 ™	8%	7%

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

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are formulated with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a more successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.  For example, during the second quarter of 2012 we modified the Matching Bonus component of our Compensation Plan, changing it from a short-term incentive to a long-term incentive.  We now refer to this bonus as our Lifetime Matching Bonus, which was fully phased in during the fourth quarter of 2012.  We believe that the Lifetime Matching Bonus is a more attractive incentive to our Associates and will help facilitate long-term growth for both our Associates and the Company.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  During the quarter ended March 30, 2013, net sales outside of the United States represented approximately 76% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 91% of product sales during the quarter ended March 30, 2013.

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

Active Associates By Region

	As of		As of		Change from	Percent
	March 31, 2012		March 30, 2013		Prior Year	Change

North America/Europe	77,000	35.1%	78,000	34.1%	1,000	1.3%

Asia Pacific:
Southeast Asia Pacific	51,000	23.3%	56,000	24.4%	5,000	9.8%
Greater China	83,000	37.9%	87,000	38.0%	4,000	4.8%
North Asia	8,000	3.7%	8,000	3.5%	—	0.0%
Asia Pacific Total	142,000	64.9%	151,000	65.9%	9,000	6.3%

	219,000	100.0%	229,000	100.0%	10,000	4.6%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	March 31, 2012		March 30, 2013		Prior Year	Change

North America/Europe	53,000	79.1%	55,000	82.1%	2,000	3.8%

Asia Pacific:
Southeast Asia Pacific	6,000	9.0%	7,000	10.4%	1,000	16.7%
Greater China	7,000	10.4%	3,000	4.5%	(4,000)	(57.1)%
North Asia	1,000	1.5%	2,000	3.0%	1,000	100.0%
Asia Pacific Total	14,000	20.9%	12,000	17.9%	(2,000)	(14.3)%

	67,000	100.0%	67,000	100.0%	—	0.0%

Current Focus and Recent Developments

Our primary initiative for 2013 is to strengthen and grow our active Associate counts throughout the world.  To this end, we continue to execute our Personalization initiative and growth strategies in North America and Greater China, as well as introduce additional market-specific strategies in each of our regions.  Our primary emphasis during the first quarter of 2013 was on training and motivating our Associate sales force through several regional meetings in North America and Asia Pacific, which included our annual Asia Pacific Convention in Hong Kong.   During the quarter, we also implemented a pricing initiative in several of our mature markets, which included price reductions in certain markets.  This initiative is intended to make our products more consistently priced for our Associates and Preferred Customers in all of our markets.  We believe that this strategy will create greater long-term customer growth in these markets and our business in general.  We also offered a promotion in the United States and Canada, which incented our Associates to use our True Health Assessment application to market and personalize our products to new customers.

During the first quarter, we also continued our international expansion efforts by announcing that our next market opening will be in Colombia.  We plan to open Colombia during the third-quarter of 2013 and believe it will be a successful market for USANA as well as an excellent entry point into South America.  For our Greater China region, we also announced our receipt of three additional direct selling licenses in Mainland China, which allow us to expand our direct selling business through BabyCare in China.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2013 increased 9.7%, or $15.0 million (including approximately $0.9 million from currency fluctuations), compared with the first quarter in 2012.  The increase in net sales for the quarter was due to sales growth in nearly every market, which was the result of a higher number of active Associates in many of these markets, as well as higher sales volume per Associate from an increased number of our Associate leaders who are actively selling our products and building sales organizations.  Price increases that were implemented at the end of the first quarter of the prior year in certain of our Asia Pacific markets, combined with the price changes made during the first quarter of 2013, added about $1.0 million to net sales for the quarter.  Although we expect an increase in unit sales for the remainder of the year, we believe that the impact of our pricing initiative discussed above will have a neutral-to-negative effect on net sales for fiscal 2013.

Net earnings for the first quarter of 2013 increased 29.3%, to $17.8 million, compared with the first quarter in 2012.  This increase was the result of higher net sales, lower relative Associate incentives, and a lower effective tax rate, partially offset by lower gross profit margins and higher relative selling, general and administrative expenses.

Quarters Ended March 31, 2012 and March 30, 2013

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Quarter Ended				from prior	Percent
	March 31, 2012		March 30, 2013		year	change

North America/Europe	$58,632	38.1%	$64,152	37.9%	$5,520	9.4%

Asia Pacific:
Southeast Asia Pacific	32,252	20.9%	35,309	20.9%	3,057	9.5%
Greater China	56,635	36.7%	62,985	37.3%	6,350	11.2%
North Asia	6,601	4.3%	6,636	3.9%	35	0.5%
Asia Pacific Total	95,488	61.9%	104,930	62.1%	9,442	9.9%

	$154,120	100.0%	$169,082	100.0%	$14,962	9.7%

North America:  The increase in net sales in this region was due to (i) increased sales volume per Associate, due mainly to a growing number of Associate leaders within our active Associate base who are actively selling our products and building sales organizations, (ii) an increase in the number of active Associates in Mexico, where local currency net sales increased 30.2%, and (iii) a full quarter of net sales in France and Belgium compared with a partial quarter in 2012, which added $0.8 million to net sales.

Asia Pacific:  The increase in net sales in this region was driven by growth in Greater China and Southeast Asia Pacific, which was primarily the result of an increase in the number of active Associates.

Growth in Southeast Asia Pacific was again driven largely by the Philippines where local currency net sales increased 18.6%.  Although still strong, sales and Associate growth in the Philippines have been more moderate over the last couple of quarters.  Net sales in Australia and New Zealand were flat during the quarter, primarily as a result of the estimated $1.9 million negative impact from decreasing our prices in these markets.  The number of active Associates in Australia and New Zealand, however, increased 13.2% and the number of Preferred Customers increased 7.8%.

The increase in net sales in Greater China was driven by a $7.8 million increase in mainland China, partially offset by a $2.2 million decrease in Hong Kong.  Net sales in Hong Kong during the first quarter of 2013 included $3.7 million that was generated at our annual Asia Pacific Convention (which was held in Australia in 2012), and an estimated $2.2 million contributed from a price increase that took place late in the first quarter of 2012.  By comparison, the first quarter of 2012 included an estimated $9.0 million surge in sales ahead of the announced price increases in Hong Kong, which did not occur again during the first quarter of 2013.

Gross Profit

Gross profit decreased to 82.1% of net sales for the first quarter of 2013 from 82.3% for the first quarter of 2012.  This decline can be attributed to the impact of a change in sales mix by market.  Partially offsetting the increase were production efficiencies and price increases in certain markets, most of which took place toward the end of the first quarter of 2012.  We expect that our pricing initiative implemented during the first quarter of 2013 will have a negative impact on gross profit for the remainder of the year.

Associate Incentives

Associate incentives decreased 280 basis points to 41.3% of net sales during the first quarter of 2013 when compared with the first quarter of 2012.  This decrease is due to the lower payout under our new Lifetime Matching Bonus program.  In the second quarter of 2012, we announced a change from a short-term and high-payout matching bonus to a longer-term and more modest payout program, Lifetime Matching Bonus.  The phase-out of the old matching bonus, and the phase-in of the new Lifetime Matching Bonus, occurred over a six-month period and completed during the fourth quarter of 2012.  These benefits were partially offset by an increase in market-specific contests and promotions.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $4.4 million from the first quarter of 2012 to the first quarter of 2013.  The most significant components of this increase were as follows:

•                  An increase in wages and benefits of approximately $2.4 million, which includes an increase in staff in various areas to support our personalization initiatives;

•                  New market costs of approximately $0.5 million;

•                  An increase in advertising of $0.4 million;

•                  An increase in regional trainings and meetings of $0.4 million; and

•                  An increase in rent expense of $0.2 million.

Income Taxes

Our effective income tax rate during the first quarter of 2013 was 33.0%, compared with 34.5% in the first quarter of 2012.  This decrease in our effective tax rate was due to a federal research credit recognized in the first quarter of 2013 relating to results in fiscal 2012, the recognition of a lower statutory rate in Hong Kong due to the restructuring of our operations there in 2012, and a larger benefit from our manufacturing deduction.  We expect our effective tax rate for fiscal 2013 to be in the range of 33.0% to 33.5%.

Diluted Earnings Per Share

Diluted earnings per share increased by 42.2% from the first quarter of 2012 to the first quarter of 2013.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases over the last twelve months.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in some of our markets, there are currently no material restrictions on our ability to transfer and remit available funds among our international markets.  Repatriation of funds that are related to earnings considered permanently reinvested in certain of our markets would not result in a tax liability that would have a material impact on our liquidity at this time.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $20.3 million in the first quarter of 2013, compared with $22.6 million in the first quarter of 2012.  This decrease can be attributed to changes in operating assets and liabilities, a meaningful portion of which was related to the increase in inventory levels.   The increase in inventories, in great part, can be attributed to incorporating longer lead times into our operations process as well as increasing inventories in Greater China due to increased sales and future expectations for our business in this region.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  We did not draw on this line of credit at any time during the first quarter of 2013, and, as of March 30, 2013 there was no outstanding balance on this line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of March 30, 2013, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Net cash provided by operating activities for the quarter was largely offset by share repurchases as discussed below.  As a result, cash and cash equivalents as of March 30, 2013 were essentially flat at $71.0 million when compared with December 29, 2012.  Additionally, net working capital increased slightly to $63.6 million at March 30, 2013, from $61.7 million at December 29, 2012.

Of the $71.0 million cash and cash equivalents held at March 30, 2013, $44.4 million was held in the United States, and $26.6 million was held by international subsidiaries.  Of the $70.8 million held at December 29, 2012, $38.6 million was held in the United States, and $32.2 million was held by international subsidiaries.

As previously reported, we plan to invest up to $25 million in capital expenditures during 2013, which is meaningfully higher than our typical annual capital investment.  Planned investments in China and international development are the primary catalysts to expected capital spending in 2013.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first quarter of 2013, we repurchased and retired 414 thousand shares of common stock for a total investment of $18.1 million, at an average market price of $43.64 per share.  As of March 30, 2013, the remaining approved repurchase amount under the plan was $13.6 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended December 29, 2012.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended March 30, 2013:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal January
(Dec. 30, 2012 through Feb. 2, 2013)	—	—	—	$31,707

Fiscal February
(Feb. 3, 2013 through Mar. 2, 2013)	341	$43.04	341	$17,001

Fiscal March
(Mar. 3, 2013 through Mar. 30, 2013)	73	$46.49	73	$13,622

	414	$43.64	414

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

USANA HEALTH SCIENCES, INC.

Date: May 7, 2013	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)