Form 10-Q
period 2013-06-29
USANA HEALTH SCIENCES INC
filed 2013-08-08
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2013 was 13,789,643.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	December 29,	June 29,
	2012	2013

ASSETS
Current assets
Cash and cash equivalents	$70,839	$96,056
Inventories	36,481	41,712
Prepaid expenses and other current assets	25,225	28,252
Total current assets	132,545	166,020

Property and equipment, net	61,751	58,796

Goodwill	17,890	17,969
Intangible assets, net	42,085	41,812
Deferred tax assets	5,956	4,380
Other assets	7,128	9,947
	$267,355	$298,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,040	$7,285
Other current liabilities	63,804	67,328
Total current liabilities	70,844	74,613

Deferred tax liabilities	10,001	9,109
Other long-term liabilities	938	1,196

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 13,821 as of December 29, 2012 and 13,591 as of June 29, 2013	14	14
Additional paid-in capital	43,822	45,777
Retained earnings	134,800	162,988
Accumulated other comprehensive income	6,936	5,227
Total stockholders’ equity	185,572	214,006
	$267,355	$298,924

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	June 30,	June 29,
	2012	2013

Net sales	$160,901	$189,136
Cost of sales	28,073	31,905

Gross profit	132,828	157,231

Operating expenses:
Associate incentives	70,901	77,801
Selling, general and administrative	36,776	42,978

Total operating expenses	107,677	120,779

Earnings from operations	25,151	36,452

Other income (expense):
Interest income	71	81
Other, net	(293)	(164)

Other income (expense), net	(222)	(83)

Earnings before income taxes	24,929	36,369

Income taxes	8,184	12,159

Net earnings	$16,745	$24,210

Earnings per common share
Basic	$1.14	$1.79
Diluted	$1.11	$1.72

Weighted average common shares outstanding
Basic	14,691	13,513
Diluted	15,090	14,099

Comprehensive income:

Net earnings	$16,745	$24,210

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(851)	(2,472)
Tax benefit (expense) related to foreign currency translation adjustment	363	798

Other comprehensive income (loss), net of tax	(488)	(1,674)

Comprehensive income	$16,257	$22,536

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	June 30,	June 29,
	2012	2013

Net sales	$315,021	$358,218
Cost of sales	55,290	62,166

Gross profit	259,731	296,052

Operating expenses:
Associate incentives	138,910	147,656
Selling, general and administrative	74,808	85,382

Total operating expenses	213,718	233,038

Earnings from operations	46,013	63,014

Other income (expense):
Interest income	109	159
Other, net	(199)	(268)

Other income (expense), net	(90)	(109)

Earnings before income taxes	45,923	62,905

Income taxes	15,427	20,916

Net earnings	$30,496	$41,989

Earnings per common share
Basic	$2.06	$3.09
Diluted	$2.01	$2.99

Weighted average common shares outstanding
Basic	14,827	13,578
Diluted	15,192	14,034

Comprehensive income:

Net earnings	$30,496	$41,989

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(156)	(2,441)
Tax benefit (expense) related to foreign currency translation adjustment	68	732

Other comprehensive income (loss), net of tax	(88)	(1,709)

Comprehensive income	$30,408	$40,280

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012; and June 29, 2013

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
For the Six Months Ended June 30, 2012
Balance at December 31, 2011	14,940	$15	$49,257	$118,799	$5,839	$173,910
Net earnings				30,496		30,496
Other comprehensive income (loss), net of tax					(88)	(88)
Equity-based compensation expense			5,618			5,618
Common stock repurchased and retired	(677)	(1)	(7,387)	(19,175)		(26,563)
Common stock issued under equity award plans, including tax benefit of $336	87		375			375
Tax impact of canceled vested equity awards			(121)			(121)

Balance at June 30, 2012	14,350	14	47,742	130,120	5,751	183,627

For the Six Months Ended June 29, 2013
Balance at December 29, 2012	13,821	$14	$43,822	$134,800	$6,936	$185,572
Net earnings				41,989		41,989
Other comprehensive income (loss), net of tax					(1,709)	(1,709)
Equity-based compensation expense			4,427			4,427
Common stock repurchased and retired	(414)		(4,284)	(13,801)		(18,085)
Common stock issued under equity award plans, including tax benefit of $1,384	184		1,838			1,838
Tax impact of canceled vested equity awards			(26)			(26)

Balance at June 29, 2013	13,591	$14	$45,777	$162,988	$5,227	$214,006

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	June 29,
	2012	2013

Cash flows from operating activities
Net earnings	$30,496	$41,989
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,410	4,631
(Gain) loss on sale of property and equipment	(108)	(6)
Equity-based compensation expense	5,618	4,427
Excess tax benefits from equity-based payment arrangements	(380)	(1,734)
Deferred income taxes	(4,673)	843
Changes in operating assets and liabilities:
Inventories, net	3,466	(6,123)
Prepaid expenses and other assets	(1,332)	(3,295)
Accounts payable	(1,565)	155
Other liabilities	8,014	6,409

Total adjustments	13,450	5,307

Net cash provided by operating activities	43,946	47,296

Cash flows from investing activities
Increase in notes receivable	—	(2,232)
Proceeds from sale of property and equipment	148	15
Purchases of property and equipment	(3,447)	(2,961)

Net cash used in investing activities	(3,299)	(5,178)

Cash flows from financing activities
Proceeds from equity awards exercised	39	454
Excess tax benefits from equity-based payment arrangements	380	1,734
Repurchase of common stock	(26,563)	(18,085)
Borrowings on line of credit	593	—

Net cash provided by (used in) financing activities	(25,551)	(15,897)

Effect of exchange rate changes on cash and cash equivalents	89	(1,004)

Net increase in cash and cash equivalents	15,185	25,217

Cash and cash equivalents, beginning of period	50,353	70,839

Cash and cash equivalents, end of period	$65,538	$96,056

Supplemental disclosures of cash flow information

Cash paid during the period for:
Income taxes	$13,293	$21,040

Non-cash investing activities:
Receipts on notes receivable	—	6

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

The condensed balance sheet as of December 29, 2012, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of June 29, 2013 and results of operations for quarters and six months ended June 30, 2012 and June 29, 2013. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. The results of operations for the quarters and six months ended June 29, 2013, may not be indicative of the results that may be expected for the fiscal year 2013 ending December 28, 2013.

On July 23, 2013, the Company disclosed that the Securities and Exchange Commission is conducting a formal investigation, which appears to involve possible issues regarding trading in the Company’s stock during late 2012 by certain of the Company’s directors, including the Chairman.  The Company, as well as certain of its directors and executives, have received subpoenas from the SEC to produce documents related to this matter. The Company and its directors are cooperating with the SEC in this matter. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote.  As such, management believes that the ultimate outcome of the SEC investigation will not have a material impact on the Company’s financial position or results of operations.

NOTE B — INVENTORIES

Inventories consist of the following:

	December 29,	June 29,
	2012	2013

Raw materials	$9,228	$11,538
Work in progress	7,703	8,680
Finished goods	19,550	21,494

	$36,481	$41,712

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

	Quarter Ended
	June 30,	June 29,
	2012	2013

Net earnings available to common shareholders	$16,745	$24,210

Basic EPS

Shares
Common shares outstanding entire period	14,940	13,821
Weighted average common shares:
Issued during period	68	106
Canceled during period	(317)	(414)

Weighted average common shares outstanding during period	14,691	13,513

Earnings per common share from net earnings - basic	$1.14	$1.79

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	14,691	13,513

Dilutive effect of in-the-money equity awards	399	586

Weighted average common shares outstanding during period - diluted	15,090	14,099

Earnings per common share from net earnings - diluted	$1.11	$1.72

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

Equity awards for 1,906 and 234 shares of stock were not included in the computation of diluted EPS for the quarters ended June 30, 2012, and June 29, 2013, respectively, due to the fact that their effect would be anti-dilutive.

NOTE C — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	Six Months Ended
	June 30,	June 29,
	2012	2013

Net earnings available to common shareholders	$30,496	$41,989

Basic EPS

Shares
Common shares outstanding entire period	14,940	13,821
Weighted average common shares:
Issued during period	45	58
Canceled during period	(158)	(301)

Weighted average common shares outstanding during period	14,827	13,578

Earnings per common share from net earnings - basic	$2.06	$3.09

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	14,827	13,578

Dilutive effect of in-the-money equity awards	365	456

Weighted average common shares outstanding during period - diluted	15,192	14,034

Earnings per common share from net earnings - diluted	$2.01	$2.99

Equity awards for 1,934 and 560 shares of stock were not included in the computation of diluted EPS for the six months ended June 30, 2012, and June 29, 2013, respectively, due to the fact that their effect would be anti-dilutive.

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

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2012	2013	2012	2013

USANA® Nutritionals	79%	81%	79%	80%
USANA Foods	12%	12%	12%	12%
Sensé — beautiful science®	7%	6%	7%	6%

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2012	2013	2012	2013

Net Sales to External Customers

North America/Europe	$62,464	$66,769	$121,096	$130,921
Asia Pacific
Southeast Asia Pacific	34,271	37,475	66,523	72,784
Greater China	56,770	77,388	113,405	140,373
North Asia	7,396	7,504	13,997	14,140
Asia Pacific Total	98,437	122,367	193,925	227,297

Consolidated Total	$160,901	$189,136	$315,021	$358,218

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2012	2013	2012	2013

Net sales:
Hong Kong	$43,547	$45,938	$87,354	$87,535
United States	39,108	40,087	75,586	80,325
China	N/A	23,559	N/A	36,984
Canada	16,246	N/A	32,435	N/A

	As of
	December 29,	June 29,
	2012	2013
Long-lived Assets:
China	$59,130	$58,822
United States	46,559	47,969
Australia	15,121	13,138

NOTE E — SUBSEQUENT EVENTS

On July 18, 2013, the Company entered into an Amendment to its Amended and Restated Credit Agreement, dated as of April 27, 2011, between the Company and Bank of America, N.A.  The Amendment increases the revolving credit commitment under the Credit Agreement from $60,000 up to $75,000.  The other material terms and provisions of the Credit Agreement were not amended or changed.

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base is comprised of two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of June 29, 2013, we had approximately 254,000 active Associates and approximately 70,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

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

Essentials and Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods indicated:

	Six Months Ended
	June 30,	June 29,
	2012	2013
Product Line
USANA® Nutritionals
Essentials	28%	27%
Optimizers	51%	53%
USANA Foods	12%	12%
Sensé — beautiful science®	7%	6%
All Other	2%	2%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	12%	12%

Other top-selling products include our BiOmega-3™, HealthPak 100™, and CoQuinone® 30.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  During the six months ended June 29, 2013, net sales outside of the United States represented approximately 78% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 91% of product sales during the six months ended June 29, 2013.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	June 30, 2012		June 29, 2013		Prior Year	Change

North America/Europe	82,000	34.9%	82,000	32.3%	—	0.0%

Asia Pacific:
Southeast Asia Pacific	58,000	24.7%	60,000	23.6%	2,000	3.4%
Greater China	87,000	37.0%	103,000	40.6%	16,000	18.4%
North Asia	8,000	3.4%	9,000	3.5%	1,000	12.5%
Asia Pacific Total	153,000	65.1%	172,000	67.7%	19,000	12.4%

	235,000	100.0%	254,000	100.0%	19,000	8.1%

Active Preferred Customers By Region

	As of		As of		Change from	Percent
	June 30, 2012		June 29, 2013		Prior Year	Change

North America/Europe	52,000	78.8%	57,000	81.4%	5,000	9.6%

Asia Pacific:
Southeast Asia Pacific	6,000	9.1%	7,000	10.0%	1,000	16.7%
Greater China	7,000	10.6%	4,000	5.7%	(3,000)	(42.9)%
North Asia	1,000	1.5%	2,000	2.9%	1,000	100.0%
Asia Pacific Total	14,000	21.2%	13,000	18.6%	(1,000)	(7.1)%

	66,000	100.0%	70,000	100.0%	4,000	6.1%

Current Focus and Recent Developments

Our primary objective, both on a short- and long-term basis, is to strengthen and grow our active Associate counts throughout the world.  To this end, we continue to execute our Personalization initiative and growth strategies in North America and Greater China, as well as introduce additional market-specific strategies in each of our regions.

We began the year with the implementation of a pricing initiative in several of our mature markets, which included price reductions in certain markets.  This initiative was intended to make our products and business opportunity more equitable across all of our markets.  As a follow-up to this pricing initiative, in the second quarter we implemented a worldwide policy, which focuses on cross-border purchasing by our customers.  With the Internet allowing consumers to research and purchase products online, we have experienced cross-border purchasing by customers in various markets in an effort to get desired formulations, favorable pricing, and products that are not available in their home markets.  We believe that it is in the best long-term interest of the Company, and our customers, to have customers focus on purchasing products that are approved and offered in their home market.  We estimate that this announcement generated $7.0 million in incremental sales during the quarter due to increased sales ahead of the implementation of this policy.  We anticipate that this policy will negatively impact our financial results in certain of our markets going forward.

Towards the beginning of the year we also offered a promotion in the United States and Canada, which incented our Associates to use our True Health Assessment application to market and personalize our products to new customers.  This promotion generated meaningful excitement in North America during the first quarter, which carried over into the second quarter.

During the second quarter, we have been preparing for our 2013 Annual International Convention, which will be held in Salt Lake City, Utah in August.  We typically reserve our most significant announcements and events for this meeting.  At this year’s convention, we will announce several important initiatives, which are designed to (i) reward customers who loyally use our products, (ii) simplify the USANA opportunity for all Associates, and (iii) increase and accelerate the earnings potential for anyone involved with USANA.  Although these initiatives will add pressure to our operating results during the second half of the year, we believe that the benefits offered by these initiatives will be a catalyst to long-term growth in both customers and sales.

Finally, during the first half of the year we also continued our international expansion efforts by preparing for entry into our newest market, Colombia, which we officially launched in early July 2013.  We believe that Colombia will be a successful market for USANA as well as an excellent entry point into South America.  For our Greater China region, we also announced our receipt of three additional direct selling licenses in Mainland China earlier in the year, which allow us to expand our direct selling business in China.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2013 increased 17.5%, or $28.2 million, compared with the second quarter of 2012.  The increase in net sales for the quarter came, in significant part, from strong growth in Greater China, but also included meaningful growth in North America and Southeast Asia Pacific.  In general, sales increases during the quarter were the combined result of a higher number of active Associates and Preferred Customers in many of our markets, as well as higher sales volume per Associate from an increased number of our Associate leaders who are actively selling our products and building sales organizations.  As noted elsewhere in this report, our results for the quarter also benefitted from an estimated $7.0 million in incremental sales ahead of a worldwide policy that the Company implemented during the quarter.  Currency fluctuations and price changes did not have a meaningful impact on net sales for the quarter.

Net earnings for the second quarter of 2013 increased 44.6%, to $24.2 million, compared with the second quarter of 2012.  This increase was the result of higher net sales, lower relative Associate incentives, and improved gross profit margins.

Quarters Ended June 30, 2012 and June 29, 2013

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Quarter Ended				from prior	Percent
	June 30, 2012		June 29, 2013		year	change

North America/Europe	$62,464	38.8%	$66,769	35.3%	$4,305	6.9%

Asia Pacific:
Southeast Asia Pacific	34,271	21.3%	37,475	19.8%	3,204	9.3%
Greater China	56,770	35.3%	77,388	40.9%	20,618	36.3%
North Asia	7,396	4.6%	7,504	4.0%	108	1.5%
Asia Pacific Total	98,437	61.2%	122,367	64.7%	23,930	24.3%

	$160,901	100.0%	$189,136	100.0%	$28,235	17.5%

North America/Europe:  The increase in net sales in this region was due to sales growth in each market in this region.  Sales growth in the United States and Canada was primarily due to increased sales volume per Associate from a growing number of Associate leaders who are actively selling our products and building sales organizations in these markets.  Net sales in Canada increased year-over-year despite price decreases, which were implemented earlier this year and reduced sales during the second quarter by an estimated $1.8 million.  Net sales in Mexico increased nearly 37% due to an increase in the number of active Associates in this market.

Although our Associate count was flat in this region for the quarter, our Preferred Customer count increased 9.6%.  The number of active Associates, however, did increase 7.7% in Mexico, and 4.3% in Canada.  We were pleased to achieve this level of customer growth, particularly in light of a difficult year-over-year comparison.  During the second quarter of 2012, we offered a promotion in connection with the launch of our Lifetime Matching Bonus Program, which resulted in strong Associate growth for that quarter.

Asia Pacific:  The increase in net sales in this region was driven by strong growth in our Greater China and Southeast Asia Pacific regions.  These increases were primarily the result of an increase in the number of active Associates and increased sales volume per Associate.  Similar to North America, our results in this region are presented against a difficult year-over-year comparable, due to the promotion that was offered in connection with the launch of our Lifetime Matching Bonus Program during the second quarter of 2012, which we estimate contributed nearly $4.0 million to net sales for that quarter.

Growth in Greater China was driven by strong sales and Associate growth in Mainland China, and also by sales growth in Hong Kong and Taiwan.  We believe net sales growth in mainland China was due to (i) continued momentum from our Asia Pacific convention, which was held in this region during the first quarter, and (ii) an increased number of Associates who are advancing through our business in Mainland China.  In Hong Kong, the number of active Associates decreased 17.5%, while net sales for the quarter increased by $2.4 million, or 5.5%.  This increase in net sales in Hong Kong included incremental sales generated ahead of the worldwide policy that we implemented during the quarter.  Without these incremental sales, net sales in Hong Kong would have declined year-over-year.

Growth in Southeast Asia Pacific was driven by the Philippines and Singapore.  Sales growth in the Philippines was again driven by meaningful growth in the number of active Associates, although at a more modest rate than the past few years.  Our results in Singapore benefited by approximately $1.2 million from increased sales of our global MyHealthPak product.  Sales of this customizable product throughout our Asia Pacific region are serviced through Singapore.  Net sales in Australia and New Zealand decreased modestly, only as a result of the price decreases that were implemented in these markets earlier this year.  Sales volume for the quarter in Australia and New Zealand increased noticeably due to a 6.3% increase in the number of active Associates and a 25% increase in the number of Preferred Customers.  We believe that the price decreases in Australia and New Zealand are contributing to the growing momentum in these markets.

Gross Profit

Gross profit increased to 83.1% of net sales for the second quarter of 2013 from 82.6% for the second quarter of 2012.  This increase can be attributed to production efficiencies, partially offset by an unfavorable change in sales mix by market and product.  We expect gross profit margins to decrease in the last half of the year due to less benefit from production efficiencies, the pricing initiative that we implemented during the first quarter of 2013, and from pressure on net sales relating to the initiatives that will be announced at our Annual International Convention held in August.

Associate Incentives

Associate incentives decreased 300 basis points to 41.1% of net sales for the second quarter of 2013 when compared with the second quarter of 2012.  This decrease is primarily due to the lower payout under our new Lifetime Matching Bonus program, but also includes decreased spending on contests and promotions. It is our objective to reinvest the savings generated by the Lifetime Matching Bonus in our Associate sales force in ways that will promote the long-term growth of the Company.  In this regard, we will announce several initiatives at our upcoming international convention that will cause our Associate incentives expense to increase beginning in the third quarter of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expense as a percentage of net sales remained relatively flat in the second quarter of 2013 compared with the second quarter of 2012.  In absolute terms, our selling, general and administrative expense increased $6.2 million.  This increase was related to higher overall spending to support growing sales, with the largest increase coming from a $3.0 million increase in wages and benefits.

Income Taxes

Our effective income tax rate during the second quarter of 2013 was 33.4%, compared with 32.8% in the second quarter of 2012.  This increase was due to one-time benefits recognized in the second quarter of 2012 related to restructuring of our Singapore and Hong Kong operations, as well as larger tax benefits from our manufacturing deduction in the second quarter of 2012.

Diluted Earnings Per Share

Diluted earnings per share increased by 55.0% from the second quarter of 2012 to the second quarter of 2013.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases over the last twelve months.

Six Months Ended June 30, 2012 and June 29, 2013

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)				Change
	Six Months Ended				from prior	Percent
	June 30, 2012		June 29, 2013		year	change

North America/Europe	$121,096	38.4%	$130,921	36.5%	$9,825	8.1%

Asia Pacific:
Southeast Asia Pacific	66,523	21.1%	72,784	20.3%	6,261	9.4%
Greater China	113,405	36.0%	140,373	39.2%	26,968	23.8%
North Asia	13,997	4.5%	14,140	4.0%	143	1.0%
Asia Pacific Total	193,925	61.6%	227,297	63.5%	33,372	17.2%

	$315,021	100.0%	$358,218	100.0%	$43,197	13.7%

North America/Europe:  The increase in net sales in this region during the first six months of 2013 was due to (i) increased sales volume per Associate, (ii) growth in the average number of active Associates in Mexico where net sales increased $4.4 million, or 35.2%, and (iii) growth in the average number of active Preferred Customers.

Asia Pacific:  The increase in net sales in this region during the first six months of 2013 was driven by growth in Greater China and Southeast Asia Pacific, which was primarily the result of an increase in the average number of active Associates in the first six months of 2013.  This increase also included an estimated $7.0 million in incremental sales generated ahead of the worldwide policy that we implemented during the second quarter as previously discussed.

These improvements were partially offset by two events that contributed to sales during the first six months of 2012 that did not occur in 2013, namely: (i) an estimated $11.0 surge in sales ahead of price increases, and (ii) an estimate of nearly $4.0 million from the short-term promotion that we offered in connection with the introduction of our Lifetime Matching Bonus.

Gross Profit

Gross profit for the first six months of 2013 increased slightly to 82.6% of net sales compared with 82.4% in the prior year period.  This increase can be attributed to production efficiencies, partially offset by a change in sales mix by market and product.

Associate Incentives

Associate incentives decreased 290 basis points to 41.2% of net sales for the first six months of 2013 when compared with the prior year period.  This decrease was due to lower payout under our new Lifetime Matching Bonus program.

Selling, General and Administrative Expenses

Selling, general and administrative expense as a percentage of net sales remained relatively flat in the first six months of 2013 compared with the same period in 2012.  In absolute terms, our selling, general and administrative expense increased $10.6 million.  This increase is related to higher overall spending to support growing sales, with the largest increase coming from a $6.0 million increase in wages and benefits.

Diluted Earnings Per Share

Diluted earnings per share increased 48.8% during the first six months of 2013 when compared to the first six months of 2012.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company over the last twelve months.

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

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $47.3 million in the first six months of 2013, compared with $43.9 million in the first six months of 2012.  This increase can primarily be attributed to higher net earnings and tax-related cash benefits associated with significant stock option exercises in the current year period.  These increases were partially offset by increased inventory levels, which can be attributed to stock levels necessary to support growing sales in certain markets, incorporating longer lead times into our operating processes, as well as inventories for Colombia.

Line of credit

We have a long-standing relationship with Bank of America.  For the last few years, we have maintained a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  On July 18, 2013, we entered into an amendment to this credit agreement, which increases the amount that we may borrow under the credit facility to $75.0 million.  This was the sole change to our credit facility.  We did not draw on this line of credit at any time during the first six months of 2013, and, as of June 29, 2013 there was no outstanding balance on this line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of June 29, 2013, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents increased to $96.1 million at June 29, 2013, from $70.8 million at December 29, 2012.  The net increase in cash and cash equivalents was due primarily to cash provided by operating activities, and was reduced by share repurchases as discussed below.  Net working capital increased to $91.4 million at June 29, 2013, from $61.7 at December 29, 2012.  This increase in net working capital was primarily generated by the increase in cash and cash equivalents, but was also affected by the increase in inventory discussed above.  Partially offsetting these improvements was an increase in other current liabilities, which was due primarily to higher accruals associated with overall growth of the Company’s operations.

Of the $96.1 million cash and cash equivalents held at June 29, 2013, $53.9 million was held in the United States, and $42.2 million was held by international subsidiaries.  Of the $70.8 million held at December 29, 2012, $38.6 million was held in the United States, and $32.2 million was held by international subsidiaries.

As previously reported, we plan to invest as much as $25 million in capital expenditures during 2013, which is meaningfully higher than our typical annual capital investment.  Planned investments in China and international development are the primary catalysts to expected capital spending in 2013.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under the plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first six months of 2013, we repurchased and retired 414 thousand shares of common stock for a total investment of $18.1 million, at an average market price of $43.64 per share.  As of June 29, 2013, the remaining approved repurchase amount under the plan was $13.6 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 5.       OTHER INFORMATION

On July 23, 2013, the Company disclosed that the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which appears to involve possible issues regarding trading in the Company’s stock during late 2012 by certain of the Company’s directors, including the Chairman.  The Company, and certain of its directors and executives, have received subpoenas from the SEC to produce documents related to this matter.  The Company, and its directors, are fully cooperating with the SEC in connection with this matter.  The Company believes that the outcome of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

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

10.21	Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to Report on Form 8-K, filed July 23, 2013)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: August 8, 2013	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)