Form 10-Q
period 2013-09-28
USANA HEALTH SCIENCES INC
filed 2013-11-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 was 13,872,365.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 29,	September 28,
	2012	2013

ASSETS
Current assets
Cash and cash equivalents	$70,839	$115,349
Inventories	36,481	45,671
Prepaid expenses and other current assets	25,225	35,105
Total current assets	132,545	196,125

Property and equipment, net	61,751	60,432

Goodwill	17,890	18,105
Intangible assets, net	42,085	42,078
Deferred tax assets	5,956	3,562
Other assets	7,128	11,031
	$267,355	$331,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,040	$8,061
Other current liabilities	63,804	74,474
Total current liabilities	70,844	82,535

Deferred tax liabilities	10,001	9,022
Other long-term liabilities	938	1,127

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 13,821 as of December 29, 2012 and 13,860 as of September 28, 2013	14	14
Additional paid-in capital	43,822	52,848
Retained earnings	134,800	179,741
Accumulated other comprehensive income	6,936	6,046
Total stockholders’ equity	185,572	238,649
	$267,355	$331,333

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	September 29,	September 28,
	2012	2013

Net sales	$165,175	$173,691
Cost of sales	30,343	31,491

Gross profit	134,832	142,200

Operating expenses:
Associate incentives	70,406	76,361
Selling, general and administrative	40,342	41,145

Total operating expenses	110,748	117,506

Earnings from operations	24,084	24,694

Other income (expense):
Interest income	64	119
Other, net	203	(43)

Other income (expense), net	267	76

Earnings before income taxes	24,351	24,770

Income taxes	6,861	8,017

Net earnings	$17,490	$16,753

Earnings per common share
Basic	$1.22	$1.22
Diluted	$1.18	$1.16

Weighted average common shares outstanding
Basic	14,365	13,751
Diluted	14,884	14,393

Comprehensive income:

Net earnings	$17,490	$16,753

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,312	1,371
Tax benefit (expense) related to foreign currency translation adjustment	(402)	(552)

Other comprehensive income (loss), net of tax	910	819

Comprehensive income	$18,400	$17,572

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	September 29,	September 28,
	2012	2013

Net sales	$480,196	$531,909
Cost of sales	85,633	93,657

Gross profit	394,563	438,252

Operating expenses:
Associate incentives	209,316	224,017
Selling, general and administrative	115,150	126,527

Total operating expenses	324,466	350,544

Earnings from operations	70,097	87,708

Other income (expense):
Interest income	173	278
Other, net	4	(311)

Other income (expense), net	177	(33)

Earnings before income taxes	70,274	87,675

Income taxes	22,288	28,933

Net earnings	$47,986	$58,742

Earnings per common share
Basic	$3.27	$4.31
Diluted	$3.19	$4.16

Weighted average common shares outstanding
Basic	14,673	13,636
Diluted	15,064	14,132

Comprehensive income:

Net earnings	$47,986	$58,742

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,156	(1,070)
Tax benefit (expense) related to foreign currency translation adjustment	(334)	180

Other comprehensive income (loss), net of tax	822	(890)

Comprehensive income	$48,808	$57,852

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 28, 2013

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 29, 2012	13,821	$14	$43,822	$134,800	$6,936	$185,572
Net earnings				58,742		58,742
Other comprehensive income (loss), net of tax					(890)	(890)
Equity-based compensation expense			6,113			6,113
Common stock repurchased and retired	(414)		(4,284)	(13,801)		(18,085)
Common stock issued under equity award plans, including tax benefit of $6,769	453		7,223			7,223
Tax impact of canceled vested equity awards			(26)			(26)

Balance at September 28, 2013	13,860	$14	$52,848	$179,741	$6,046	$238,649

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29,	September 28,
	2012	2013

Cash flows from operating activities
Net earnings	$47,986	$58,742
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	6,608	6,870
(Gain) loss on sale of property and equipment	(106)	(23)
Equity-based compensation expense	8,184	6,113
Excess tax benefits from equity-based payment arrangements	(2,779)	(7,570)
Common stock awarded to Associates	100	—
Deferred income taxes	2,255	1,196
Changes in operating assets and liabilities:
Inventories, net	4,462	(9,999)
Prepaid expenses and other assets	(9,223)	(9,153)
Accounts payable	(1,063)	1,048
Other liabilities	7,199	17,369

Net cash provided by operating activities	63,623	64,593

Cash flows from investing activities
Increase in notes receivable	—	(3,363)
Proceeds from sale of property and equipment	148	47
Purchases of property and equipment	(6,811)	(6,306)

Net cash used in investing activities	(6,663)	(9,622)

Cash flows from financing activities
Proceeds from equity awards exercised	309	454
Excess tax benefits from equity-based payment arrangements	2,779	7,570
Repurchase of common stock	(35,501)	(18,085)
Borrowings on line of credit	1,842	—
Payments on line of credit	(599)	—

Net cash used in financing activities	(31,170)	(10,061)

Effect of exchange rate changes on cash and cash equivalents	458	(400)

Net increase in cash and cash equivalents	26,248	44,510

Cash and cash equivalents, beginning of period	50,353	70,839

Cash and cash equivalents, end of period	76,601	115,349

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$11	$—
Income taxes	25,008	25,554

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Americas and Europe and Asia Pacific, which is further divided into three sub-regions; Southeast Asia Pacific, Greater China, and North Asia.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea. All significant intercompany accounts and transactions have been eliminated in this consolidation.

The condensed balance sheet as of December 29, 2012, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 28, 2013 and results of operations for quarters and nine months ended September 29, 2012 and September 28, 2013. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.  The results of operations for the quarters and nine months ended September 28, 2013, may not be indicative of the results that may be expected for the fiscal year 2013 ending December 28, 2013.

NOTE B — INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets are tested annually for impairment, or more frequently if impairment indicators are present.  Such indicators of impairment include, but are not limited to, changes in business climate, and operating or cash flow losses related to such assets.  Goodwill and indefinite lived intangible assets are not amortized.  Definite lived intangibles are amortized over their related useful lives.

During the third quarter of 2013, the annual test for impairment was performed.  The result of this test indicated that there was not an impairment of the value of goodwill or indefinite-lived intangible assets for any reporting unit.

NOTE C — CONTINGENCIES

The Company is involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, distributors, relationships with competitors, employees and other matters. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D —LONG-TERM DEBT AND LINE OF CREDIT

The Company has a line of credit with Bank of America. Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank.  On July 18, 2013, the Company entered into an amended credit agreement, which increased the amount that it may borrow under the credit facility to $75,000.  The only other modification to the amended credit agreement was that any new or existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation.  This resulted in a $3,400 reduction in the available borrowing limit in the third quarter of 2013 due to existing normal course of business guarantees in certain markets.  The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

There was no outstanding debt on this line of credit at December 29, 2012 or at September 28, 2013.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE E — INVENTORIES

Inventories consist of the following:

	December 29,	September 28,
	2012	2013

Raw materials	$9,228	$12,142
Work in progress	7,703	7,771
Finished goods	19,550	25,758

	$36,481	$45,671

NOTE F — COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of shares outstanding for each period. Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic earnings per share based on the time they were outstanding in any period. Diluted earnings per common share are based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares. Shares that are included in the diluted earnings per share calculations under the treasury stock method include equity awards that are in-the-money but have not yet been exercised.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended
	September 29,	September 28,
	2012	2013

Net earnings available to common shareholders	$17,490	$16,753

Basic EPS

Shares
Common shares outstanding entire period	14,940	13,821
Weighted average common shares:
Issued during period	229	344
Canceled during period	(804)	(414)

Weighted average common shares outstanding during period	14,365	13,751

Earnings per common share from net earnings - basic	$1.22	$1.22

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	14,365	13,751

Dilutive effect of in-the-money equity awards	519	642

Weighted average common shares outstanding during period - diluted	14,884	14,393

Earnings per common share from net earnings - diluted	$1.18	$1.16

Equity awards for 522 and 15 shares of stock were not included in the computation of diluted EPS for the quarters ended September 29, 2012, and September 28, 2013, respectively, due to the fact that their effect would be anti-dilutive.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — COMMON STOCK AND EARNINGS PER SHARE — CONTINUED

	Nine Months Ended
	September 29,	September 28,
	2012	2013

Net earnings available to common shareholders	$47,986	$58,742

Basic EPS

Shares
Common shares outstanding entire period	14,940	13,821
Weighted average common shares:
Issued during period	107	154
Canceled during period	(374)	(339)

Weighted average common shares outstanding during period	14,673	13,636

Earnings per common share from net earnings - basic	$3.27	$4.31

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	14,673	13,636

Dilutive effect of in-the-money equity awards	391	496

Weighted average common shares outstanding during period - diluted	15,064	14,132

Earnings per common share from net earnings - diluted	$3.19	$4.16

Equity awards for 1,357 and 445 shares of stock were not included in the computation of diluted EPS for the nine months ended September 29, 2012, and September 28, 2013, respectively, due to the fact that their effect would be anti-dilutive.

The Company has a stock repurchase plan in place that has been authorized by the Board of Directors.  During the first nine months of 2012, the Company repurchased and retired 877 shares of common stock for a total of $35,501, at an average market price of $40.48 per share.  During the first nine months of 2013, the Company repurchased and retired 414 shares of common stock for a total investment of $18,085, at an average market price of $43.68 per share.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  As of September 28, 2013, the remaining approved repurchase amount under the stock repurchase plan was $13,622.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors (“Associates”).  As such, management aggregates its operating segments into one reportable segment as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics.  Performance for a region or market is evaluated based on sales.  No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional and personal care products for the periods indicated.

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2012	2013	2012	2013

USANA® Nutritionals	80%	79%	79%	80%
USANA Foods	12%	13%	12%	12%
Sensé — beautiful science®	6%	6%	7%	6%

Selected financial information for the Company is presented for two geographic regions: Americas and Europe and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  Americas and Europe — United States, Canada, Mexico, Colombia (1), the United Kingdom, France (2), Belgium (2), and the Netherlands.

•                  Asia Pacific —

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand (2)

•                  Greater China — Hong Kong, Taiwan and China(3)

•                  North Asia — Japan and South Korea

(1)   The Company commenced operations in Colombia at the beginning of the third quarter of 2013

(2)    The Company commenced operations in Thailand, France, and Belgium at the end of the first quarter 2012.

(3)    The Company’s business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2012	2013	2012	2013

Net Sales to External Customers

Americas and Europe	$62,490	$66,294	$183,586	$197,215
Asia Pacific
Southeast Asia Pacific	35,709	40,230	102,232	113,014
Greater China	59,722	59,768	173,127	200,141
North Asia	7,254	7,399	21,251	21,539
Asia Pacific Total	102,685	107,397	296,610	334,694

Consolidated Total	$165,175	$173,691	$480,196	$531,909

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2012	2013	2012	2013

Net sales:
Hong Kong	$44,944	$21,554	$132,298	$109,089
United States	39,991	39,282	115,577	118,329
China	N/A	29,788	N/A	66,772

	As of
	December 29,	September 28,
	2012	2013
Long-lived Assets:
China	$59,130	$60,827
United States	46,559	48,969
Australia	15,121	13,324

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 29, 2012, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base is comprised of two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of September 28, 2013, we had approximately 245,000 active Associates and approximately 71,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Americas and Europe — United States, Canada, Mexico, Colombia(1), the United Kingdom, France(2), Belgium(2), and the Netherlands

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(2)

•                  Greater China — Hong Kong, Taiwan, and China (3)

•                  North Asia — Japan and South Korea

(1)       We commenced operations in Colombia at the beginning of the third quarter of 2013.

(2)       We commenced operations in Thailand, France, and Belgium at the end of the first quarter of 2012.

(3)       Our business in China is that of BabyCare, our wholly-owned subsidiary.

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

	Nine Months Ended
	September 29,	September 28,
Product Line	2012	2013
USANA® Nutritionals
Essentials	28%	27%
Optimizers	51%	53%
USANA Foods	12%	12%
Sensé — beautiful science®	7%	6%
All Other	2%	2%

Key Product
USANA® Essentials	18%	18%
Proflavanol®	12%	12%

Other top-selling products include our BiOmega-3™, HealthPak 100™, and CoQuinone® 30.

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is positively influenced by a number of factors.  Some of these factors include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, the aging of the worldwide population as older people generally tend to consume more nutritional supplements, and the growing desire for a secondary source of income or small business ownership.

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are formulated with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a more successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.  For example, during the second quarter of 2012 we modified the Matching Bonus component of our Compensation Plan, changing it from a short-term incentive to a long-term incentive.  We now refer to this bonus as our Lifetime Matching Bonus, which was fully phased in during the fourth quarter of 2012.  Further, during the third quarter of 2013 we made several enhancements to our Compensation Plan, which are designed to simplify the plan and make it more rewarding for both new and established Associates.  These enhancements are discussed further under the Recent Developments section.  We believe that the changes we have made to our Compensation Plan over the last two years will help facilitate long-term growth for both our Associates and the Company.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses.  During the nine months ended September 28, 2013, net sales outside of the United States represented approximately 78% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing 91% of product sales during the nine months ended September 28, 2013.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

Active Associates By Region

	As of		As of		Change from	Percent
	September 29, 2012		September 28, 2013		Prior Year	Change
Americas and Europe	79,000	32.6%	82,000	33.5%	3,000	3.8%

Asia Pacific:
Southeast Asia Pacific	58,000	24.0%	60,000	24.4%	2,000	3.4%
Greater China	97,000	40.1%	94,000	38.4%	(3,000)	(3.1)%
North Asia	8,000	3.3%	9,000	3.7%	1,000	12.5%
Asia Pacific Total	163,000	67.4%	163,000	66.5%	—	0.0%

	242,000	100.0%	245,000	100.0%	3,000	1.2%

Preferred Customers By Region

	As of		As of		Change from	Percent
	September 29, 2012		September 28, 2013		Prior Year	Change
Americas and Europe	52,000	81.2%	58,000	81.7%	6,000	11.5%

Asia Pacific:
Southeast Asia Pacific	6,000	9.4%	8,000	11.3%	2,000	33.3%
Greater China	5,000	7.8%	3,000	4.2%	(2,000)	(40.0)%
North Asia	1,000	1.6%	2,000	2.8%	1,000	100.0%
Asia Pacific Total	12,000	18.8%	13,000	18.3%	1,000	8.3%

	64,000	100.0%	71,000	100.0%	7,000	10.9%

Current Focus and Recent Developments

Our primary objective, both on a short- and long-term basis, is to strengthen and grow our active customer counts throughout the world.  To this end, we continue to execute our Personalization initiative and growth strategies in North America and Greater China, as well as introduce additional market-specific strategies in each of our regions.

We began the year with the implementation of a price reduction in several of our mature markets.  This initiative was intended to make our products and business opportunity more equitable across all of our markets.  As a follow-up to this pricing initiative, in the second quarter we implemented a worldwide policy, which focuses on cross-border purchasing by our customers.  With the Internet allowing consumers to research and purchase products online, we have experienced cross-border purchasing by customers in various markets in an effort to get desired formulations, favorable pricing, and products that are not available in their home markets.  We believe that it is in the best long-term interest of the Company, and our customers, to have customers focus on purchasing products that are approved and offered in their home market.  As we anticipated, this policy negatively impacted our financial results by an estimated $5.9 million during the third quarter, with our Greater China region being impacted the most by these changes.  While we believe that these policy changes will add pressure to our results in the short-term, we believe that they are essential to the long-term success of our Associates and the Company.

In August we held our 2013 Annual International Convention, where we announced and implemented several strategic changes to our business.  These changes include (i) simplification of our pricing structure and Compensation Plan, (ii) a 10% price discount on products ordered through our monthly Auto Order program, (iii) a 10% reward from the amount of a customer’s initial product order credited on the subsequent two Auto Orders, and (iv) increased payout under our Compensation Plan.  We increased the payout under our Compensation Plan in several ways, including: (i) paying higher compensation to newer Associates, (ii) increased compensation for Associates who grow their business through our Auto Order program, (iii) simplifying the commission qualification requirements under the plan, resulting in more Associates earning compensation with us, (iv) simplifying our  rank advancement system to make it easier for Associates to advance in our business, and (v) adding new recognition benefits for Associate leaders.  Although we anticipate that these changes will, in the short-term, create pressure on our operating results, we believe that they will be a catalyst to drive long-term growth in both customers and sales.

Finally, during the third quarter we continued our international expansion efforts by commencing operations in our newest market, Colombia.  We believe that Colombia will be a solid contributor to our Americas region as well as an ideal entrance into South America.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2013 increased 5.2%, or $8.5 million, compared with the third quarter of 2012.  This increase in net sales for the quarter came from growth in both Southeast Asia Pacific and the Americas and Europe.  In general, sales increases during the quarter were the combined result of a higher number of active Associates and Preferred Customers in several of our markets, and higher sales volume per Associate from an increased number of our Associate leaders who are actively selling our products and building sales organizations.  Our newest market, Colombia, also contributed $1.4 million to net sales during the quarter.  These improvements were partially offset by (i) the world-wide policy changes we implemented in the second quarter, which we estimate reduced net sales by $5.9 million, (ii) the 10% Auto Order discount discussed above, which reduced net sales by $3.1 million, (iii) currency fluctuations, which reduced net sales by $2.0 million, and (iv) price adjustments at our international convention and earlier this year, which reduced net sales by approximately $1.5 million.

Net earnings for the third quarter of 2013 decreased 4.2%, to $16.8 million, compared with the third quarter of 2012.  This decrease was due primarily to higher Associate Incentives expense resulting from the enhancements that we made to our Compensation Plan in August, which included a one-time payment of approximately $4.5 million in connection with one of the changes, and a discount on all Auto Orders.

Going forward, we anticipate that (i) the 10% Auto Order discount will reduce net sales by approximately 4% in the short term, and (ii) Associate Incentives expense will approximate 43.5% of net sales.

Quarters Ended September 29, 2012 and September 28, 2013

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended				Change from	Percent
	September 29, 2012		September 28, 2013		Prior Year	Change
Americas and Europe	$62,490	37.8%	$66,294	38.2%	$3,804	6.1%

Asia Pacific:
Southeast Asia Pacific	35,709	21.6%	40,230	23.2%	4,521	12.7%
Greater China	59,722	36.2%	59,768	34.4%	46	0.1%
North Asia	7,254	4.4%	7,399	4.2%	145	2.0%
Asia Pacific Total	102,685	62.2%	107,397	61.8%	4,712	4.6%

	$165,175	100.0%	$173,691	100.0%	$8,516	5.2%

Americas and Europe:  The net sales increase in this region was due to sales growth in every market, other than the United States where sales were essentially flat, and the addition of our newest market, Colombia.  Net sales for the region were reduced by $1.5 million from the Auto Order discount discussed earlier in this report.  Net sales in Canada increased year-over-year despite the price decreases implemented earlier this year and a negative impact from changes in currency exchange rates.  The increase in net sales in Canada was due primarily to a 4.5% increase in the number of active Associates, and a 7.7% increase in the number of Preferred Customers.  Net sales in Mexico increased 23.1% due to a 16.7% increase in the number of active Associates and a 25% increase in the number of active Preferred Customers.

Asia Pacific:  The net sales increase in this region was driven by growth in Southeast Asia Pacific and was reduced by $1.6 million from Auto Order discounts.  Net sales growth in Southeast Asia Pacific was driven by 110.1% growth in Singapore and 17.8% growth in Malaysia.  Sales were nearly flat in Australia/New Zealand despite an estimated $2.6 million reduction due to price decreases implemented earlier this year, and the negative impact from changes in currency exchange rates.  These improvements were the result of increased sales volume per Associate, as well as a 13.3% increase in the number of active Associates in Australia/New Zealand and a 50.0% increase in Singapore.  Further, the number of active Preferred Customers increased 25.0% in Australia/New Zealand, and 100% in Singapore.  Our results in Singapore also benefited by approximately $2.9 million from sales of our global MyHealthPak product as sales of this customizable product throughout our Asia Pacific region are serviced through Singapore.  Sales in the Philippines were essentially flat and were negatively impacted by the typhoon and political unrest that occurred in this market during the quarter.

Sales in Greater China were essentially flat and included a 260% increase in China, and a 29.6% increase in Taiwan, both of which were offset by a large decrease in Hong Kong.  These changes were reflective of changes in the number of active Associates in each of these markets.  We believe that the world-wide policy changes that we introduced in the second quarter negatively impacted our results primarily in Hong Kong.  While we believe that these policy changes will add pressure to our results in the short-term, we believe they are essential to the long-term success of our Associates and the Company.

Gross Profit

Gross profit increased slightly to 81.9% of net sales for the third quarter of 2013 from 81.6% for the third quarter of 2012.  This increase can primarily be attributed to production efficiencies related to higher production levels, favorable changes in product mix, and overall lower cost of raw materials.  These benefits were partially offset by (i) the negative impact of changes in currency exchange rates, (ii) increased pressure on net sales related to price decreases at the beginning of the year and the Auto Order discount that was introduced in August, and (iii) higher freight costs.

Associate Incentives

Associate incentives increased 140 basis points to 44.0% of net sales for the third quarter of 2013 when compared with the third quarter of 2012.  This increase was due to (i) the recent enhancements that we made to our Compensation Plan, which included a one-time payout of approximately $4.5 million due to a change in how we calculate Associate commissions, and (ii) the Auto Order discount.  This increase was partially offset by a lower payout under our new Lifetime Matching Bonus program and decreased spending on contests and promotions.  As previously mentioned, we expect Associate incentives expense to approximate 43.5% of net sales going forward.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased 70 basis points due to leverage gained on higher net sales, a decrease in spending on our 2013 Annual International Convention compared with 2012 when we celebrated our 20th Anniversary, and improved credit card discount rates.

In absolute terms, our selling, general and administrative expense increased $0.8 million due higher overall spending to support growing sales and spending associated with the launch of our Colombia operations.

Income Taxes

Our effective income tax rate during the third quarter of 2013 was 32.4%, compared with 28.2% in the third quarter of 2012.  This increase was due to a one-time tax benefit from a prior-year tax return true-up recognized in the third quarter of 2012.

Diluted Earnings Per Share

Diluted earnings per share decreased 1.7%, while net earnings decreased 4.2%.  The impact of decreased net earnings on diluted earnings per share was partially offset by a lower number of diluted shares outstanding, which was the result of share repurchases over the last twelve months.

Nine Months Ended September 29, 2012 and September 28, 2013

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Nine Months Ended				Change from	Percent
	September 29, 2012		September 28, 2013		Prior Year	Change
Americas and Europe	$183,586	38.2%	$197,215	37.1%	$13,629	7.4%

Asia Pacific:
Southeast Asia Pacific	102,232	21.3%	113,014	21.2%	10,782	10.5%
Greater China	173,127	36.1%	200,141	37.6%	27,014	15.6%
North Asia	21,251	4.4%	21,539	4.1%	288	1.4%
Asia Pacific Total	296,610	61.8%	334,694	62.9%	38,084	12.8%

	$480,196	100.0%	$531,909	100.0%	$51,713	10.8%

Americas and Europe:  The net sales increase in this region during the first nine months of 2013 included growth in most markets due to: (i) increased sales volume per Associate, (ii) growth in the average number of active Associates in Mexico where net sales increased $6.0 million, or 30.9%, and (iii) growth in the average number of active Preferred Customers.  Net sales in Canada were nearly flat despite an estimated $4.6 million reduction due to price decreases implemented earlier this year.

Asia Pacific:  The net sales increase in this region during the first nine months of 2013 was driven by growth in Greater China and Southeast Asia Pacific, which was primarily the result of an increase in the average number of active Associates in the first half of the year.  The increase also included an estimated $7.0 million in incremental sales generated ahead of the worldwide policy changes that we implemented during the second quarter as previously discussed.

These improvements were partially offset by two events that contributed to sales during the first nine months of 2012 that did not occur in 2013, namely: (i) an estimated $11.0 million surge in sales ahead of price increases, and (ii) an estimated $4.0 million from the short-term promotion that we offered in connection with the introduction of our Lifetime Matching Bonus.

Gross Profit

Gross profit for the first nine months of 2013 increased slightly to 82.4% of net sales compared with 82.2% in the prior year.  This increase can be attributed to production efficiencies, partially offset by the negative impact of a change in sales mix by market and added pressure from price changes that have taken place during 2013.

Associate Incentives

Associate incentives expense decreased 150 basis points to 42.1% of net sales for the first nine months of 2013 when compared with the same period of the prior year.  This decrease was due to lower payout under our new Lifetime Matching Bonus program and lower spending on contests and promotion, partially offset by increased spending from the enhancements we made to our Compensation Plan in August, which included a one-time payout of approximately $4.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales remained relatively flat in the first nine months of 2013 compared with the same period in 2012.  In absolute terms, our selling, general and administrative expense increased $11.4 million.  This increase is related to higher overall spending to support growing sales, with the largest increase coming from a $6.0 million increase in wages and benefits.

Income Taxes

Our effective income tax rate was 33.0% for the first nine months of 2013, compared with 31.7% for the same period in 2012.  This increase was due to a one-time tax benefit from a prior-year tax return true-up recognized in 2012.

Diluted Earnings Per Share

Diluted earnings per share increased 30.4% during the first nine months of 2013 when compared with the same period in the prior year.  This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company over the last twelve months.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in some of our markets, there are currently no material restrictions on our ability to transfer and remit available funds among our international markets.  The repatriation of $7.7 million that relates to earnings considered indefinitely reinvested in certain of our markets would result in a tax liability to the Company.

Operating cash flow

We typically generate positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $64.6 million in the first nine months of 2013, compared with $63.6 million in the same period of the prior year.  Items affecting year-over-year changes in cash flow from operating activities include: (i) higher net earnings, and (ii) changes in other liabilities during 2013, which resulted from an increase in accrued expenses due to higher sales and net earnings.  These increases were partially offset by increased inventory levels, which can be attributed to stock levels necessary to support growing sales in certain markets, incorporating longer lead times into our operating processes, and inventories to support Colombia.

Line of credit

We have a long-standing relationship with Bank of America.  For the last few years, we have maintained a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  On July 18, 2013, we entered into an amended credit agreement, which increased the amount that we may borrow under the credit facility to $75.0 million.  The only other modification to the amended credit agreement was that any new or existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation.  This resulted in a $3.4 million reduction in the available borrowing limit in the quarter due to existing normal course of business guarantees in certain markets.  We did not otherwise draw on this line of credit at any time during the first nine months of 2013, and, as of September 28, 2013, there was no actual outstanding balance on our line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of no greater than 2.0 to 1.0, calculated on results at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of September 28, 2013, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Working capital

Cash and cash equivalents increased to $115.3 million at September 28, 2013, from $70.8 million at December 29, 2012.  The net increase in cash and cash equivalents was due primarily to cash provided by operating activities, and was reduced by share repurchases as discussed below.  Net working capital increased to $113.6 million at September 28, 2013, from $61.7 at December 29, 2012.  This increase in net working capital was primarily generated by the increase in cash and cash equivalents, but was also affected by the increase in inventory discussed above, as well as increased prepaid expenses and other current assets.  Partially offsetting these improvements was an increase in other current liabilities, which was due primarily to higher accruals associated with overall growth of the Company’s operations.

Of the $115.3 million cash and cash equivalents held at September 28, 2013, $63.8 million was held in the United States, and $51.5 million was held by international subsidiaries.  Of the $70.8 million held at December 29, 2012, $38.6 million was held in the United States, and $32.2 million was held by international subsidiaries.

As previously reported, we had planned to invest as much as $25 million in capital expenditures during 2013, which is meaningfully higher than our typical annual capital investment.  Planned investments in China and international development are the primary catalysts to expected capital spending in 2013.  Due to delayed timing on certain of these investments, much of this additional investment will occur in 2014.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under the plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the first nine months of 2013, we repurchased and retired 414 thousand shares of common stock for a total investment of $18.1 million, at an average market price of $43.68 per share.  As of September 28, 2013, the remaining approved repurchase amount under the plan was $13.6 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended December 29,2012.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USANA HEALTH SCIENCES, INC.

Date: November 7, 2013	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)