Form 10-K
period 2013-12-28
USANA HEALTH SCIENCES INC
filed 2014-03-13
CIK 896264

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $470,091,000, based on a closing market price of $72.38 per share.

         There were 13,913,044 shares of the registrant's common stock outstanding as of March 3, 2014.

        Documents incorporated by reference.    The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2013 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 28, 2013
INDEX

        The statements contained in this report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

        In this Annual Report on Form 10-K, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.

PART I

Item 1.    Business

General

        USANA Health Sciences, Inc., a Utah corporation, was founded in 1992 by Myron W. Wentz, Ph.D. We develop and manufacture high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 19 markets worldwide, where we distribute and sell our products by way of direct selling. Our net sales in fiscal year 2013 were $718.2 million, of which 78.1% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are becoming more sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations unique both to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates are independent distributors of our products, who also purchase our products for personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of December 28, 2013, we had 265,000 active Associates and 78,000 active Preferred Customers worldwide.

Recent Developments

        Our primary objective, both on a short- and long-term basis, is to strengthen and grow our active customer counts throughout the world. To this end, during 2013 we executed several initiatives, which are discussed in the following categories:

  •
  Personalization:  In August 2013, we announced and implemented several strategic changes to our business, which were all aimed at simplifying our business model for our Associates and promoting customer loyalty, enjoyment and success with USANA. These changes include: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program, (ii) a new reward based on the amount of a customer's initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

    We increased the payout under our Compensation Plan in several ways, including: (i) paying higher compensation to newer Associates, (ii) increased compensation for Associates who grow their business through our Auto Order program, and (iii) simplifying the commission qualification requirements under the plan, resulting in more Associates earning compensation. Additionally, we simplified our rank advancement system to make it easier for Associates to advance in our business, and we added new recognition benefits for Associate leaders.

    As expected, these changes have created pressure on our operating results. Notably, however, several of the business indicators we are tracking to measure the success of these changes are growing, such as: active customer counts, percent of sales taking place on our Auto Order program, and the number of Associates earning commission checks. For example, during the fourth quarter, we experienced stronger year-over-year increases in the number of active Associates and active Preferred Customers than we have seen over the last couple of years.

  •
  Market-Specific Strategies:  We began the year with the implementation of a price reduction in several of our mature markets, including Canada, Australia, and New Zealand. This initiative was intended to make our products and business opportunity more equitable across all of our markets. Although these price reductions initially impacted our net sales on a year-over-year basis, they have been successful in growing our active customer counts and net sales in these markets, where growth had been declining or flat over the last several years.

    As a follow-up to this pricing initiative, we implemented a worldwide policy, which focuses on limiting cross-border purchasing by our customers. With the Internet allowing consumers to research and purchase products online, we have experienced cross-border purchasing by customers in various markets in an effort to get desired formulations, favorable pricing, and products that are not available in their home markets. We believe that it is in the best long-term interest of the Company, and our customers, to have customers focus on purchasing products that are approved and offered in their home market. As we anticipated, this policy negatively impacted net sales, with the largest impact in our Greater China region. We believe, however, that these policy changes are essential to the long-term success of our Associates and the Company.

    In 2013, we also announced our receipt of direct selling licenses in three additional provinces in Mainland China, and we announced plans to build a new, state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the latter part of 2015. As part of our ongoing strategy in Greater China, we also continued registering USANA products in China, educating our customers on our product offerings and business model in China, and improving our information systems and infrastructure in China to make it easier for our customers to do business with us there.

  •
  International Development:  We continued our international development efforts during 2013 with the commencement of operations in Colombia, which contributed $2.1 million to net sales for the year. We believe Colombia is an ideal entrance into South America, and we are optimistic about its potential for growth.

        In 2014, we will continue to strengthen and grow our active customer counts throughout the world by emphasizing the benefits of the initiatives discussed above, as well as those discussed elsewhere in this report. While the short-term growth that we have experienced as a result of these initiatives is encouraging, we believe it will take several years for us to realize the full growth potential from these initiatives.

 Products

        The following table summarizes our product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals
Essentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2011—29% 2012—28% 2013—26%	USANA® Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials.

		2011—50% 2012—52% 2013—54%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2011—11% 2012—11% 2013—12%	Nutrimeal Fibergy RESET™ weight-management program and accompanying RESET kit
Sensé—beautiful science®
	Includes premium, science-based, personal care products that support healthy skin and hair by providing advanced topical nourishment, moisturization, and protection. These products are designed to complement inner nutrition for the skin provided by the USANA Nutritionals and are manufactured with our patented, self-preserving technology, which uses a unique blend of botanicals, antioxidants, and active ingredients to keep products fresh, without adding traditional chemical preservatives.	2011—7% 2012—7% 2013—6%	Daytime Protective Emulsion Night Renewal Perfecting Essence
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2011—3% 2012—2% 2013—2%	Associate Starter Kit Product Brochures

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young child age groups in China. As we continue to increase our focus on personalization and innovation, we will look for innovative product opportunities such as our MyHealthPak™ product, which is a fully customized, pre-packaged supplement regimen that can include any of our Essentials and Optimizers.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2011	2012	2013
Top-Selling Products
USANA® Essentials	18%	19%	17%
Proflavanol®	12%	12%	13%

        Other top-selling products include our BiOmega-3™, HealthPak 100™, and CoQuinone ® 30.

Geographic Presence

        Our products are distributed and sold in 19 markets. We have organized our markets into two geographic regions: Americas and Europe, and Asia Pacific, with three sub-regions under Asia Pacific.

Americas and Europe

        Americas and Europe is our most mature region and includes the United States, Canada, Mexico, Colombia, the United Kingdom, the Netherlands, France, and Belgium. Our most recent market expansions in this region include our entry into Colombia in 2013 and into France and Belgium in 2012. Americas and Europe has been our most challenging region over the last several years due to declines in the number of active customers in the United States and Canada. Notably, however, the pricing initiative that we implemented in Canada during 2013 has contributed to growth in the number of active customers in that market. Additionally, we continue to see solid growth in sales and active customers in Mexico. We expect the positive trends in Canada and Mexico to continue into 2014, and we will continue working to execute our growth strategy in the United States through promoting the recent enhancements to our business, as discussed above.

Asia Pacific

        Asia Pacific is organized into three sub-regions: Southeast Asia Pacific, Greater China, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines and Thailand.

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  North Asia—Japan and South Korea

        Our most recent market expansions in this region include our entry into Thailand in 2012 and our entry into Mainland China in 2010 (through our acquisition of BabyCare). Over the last several years, growth in this region had been led by Hong Kong and the Philippines. Since our acquisition of BabyCare, however, our strategy in Asia Pacific has been centered on generating growth in Mainland China. Consequently, our growth in Asia Pacific during 2013 was led by Mainland China, and our results in Hong Kong have declined. Additionally, our growth in the Philippines was disrupted during 2013 due to the challenging operating conditions in that market, which included natural disasters and

(1)
Our business in China is that of BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary.

political unrest. Going forward, we anticipate that Mainland China will continue to drive our growth in this region, but we also expect our business to grow in most of our other markets in this region as a result of the initiatives we introduced in 2013.

Net Sales by Region

        The following table shows net sales by geographic region for our last three fiscal years. We report net sales in a geographic region if a product shipment originates in that geographic region. Additional financial information relating to our geographic regions can be found in Note L to the Consolidated Financial Statements included in this report.

	2011		2012		2013
	(in thousands)
Americas and Europe	$236,386	40.6%	$244,333	37.7%	$261,682	36.4%
Asia Pacific
Southeast Asia Pacific	111,447	19.2%	139,651	21.5%	155,362	21.6%
Greater China	204,822	35.2%	235,626	36.3%	271,812	37.9%
North Asia	29,284	5.0%	29,116	4.5%	29,319	4.1%

Asia Pacific Total	345,553	59.4%	404,393	62.3%	456,493	63.6%

	$581,939	100.0%	$648,726	100.0%	$718,175	100.0%

Research and Development

        Our research and development efforts are focused on developing and providing high-quality, science-based products that promote long-term health and reduce the risk of chronic degenerative disease. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. In addition, we have an active clinical studies program in place to verify the efficacy of our existing products and our new formulations. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers both to identify possible new products and opportunities and to reformulate our existing products.

        In 2013, we continued our relationship with the Linus Pauling Institute ("LPI") at Oregon State University. Our goal is to better determine and understand the function and role of micronutrients such as vitamins, minerals, and antioxidants in promoting optimal health and preventing disease. As part of this relationship, our in-house research team works closely with LPI on nutritional and clinical research. In 2014, we plan to continue our research efforts with LPI and to maintain our ongoing nutrition research in preventing oxidative stress, glycemic stress, and chronic inflammation.

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

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2011, 2012, and 2013, we expended $4.1 million, $4.7 million, and $5.1 million, respectively, on product research and development activities. Going forward, we intend to increase our spending and resources for research and development in connection with our personalization strategy.

Manufacturing and Quality Assurance

        We conduct nearly all of the manufacturing, production and quality control operations for our nutritional and personal care products in-house. We have established and maintain a manufacturing and quality control facility in Salt Lake City, Utah. BabyCare manufactures and produces nearly all of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. Additional information about our manufacturing, production and quality control operations is set out below.

Tablet Manufacturing

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

        Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration ("FDA"), Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with Good Manufacturing Practice regulations ("GMPs") and with labeling claims. Based on these audits, our Salt Lake City manufacturing facility has received and maintains certifications from the Islamic Foods and Nutrition Counsel of America in compliance with Halal, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act.

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

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 26% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by, or in conjunction with, our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products. In particular, we have entered into a strategic relationship with a third-party manufacturer of our nutrition bars. Under this relationship, we have extended credit to this supplier of up to $7.0 million, in the form of a secured loan, to allow the supplier to acquire the necessary equipment to manufacture our bars. This relationship provides us improved supply chain stability and creates a mutually beneficial relationship between both parties. Products manufactured by third-party suppliers, at their locations, must also go through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

Quality Control/Assurance

        We have microbiology and analytical chemistry labs in which we conduct quality control processes. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our Salt Lake City laboratory staff also performs chemical assays on vitamin and mineral constituents, using United States Pharmacopoeia methods and other internally validated methods. In addition to our quality control and clinical laboratories, our headquarters and China facilities also house a laboratory designated for research and development.

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

 Distribution and Marketing

General

        We distribute our products internationally through a network marketing system, which is a form of person-to-person direct selling. Under this system, distributors purchase products at wholesale prices from the manufacturer for resale to consumers and for personal consumption. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials, as well as higher levels of customer service, all of which are not as readily available through other distribution channels.

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's "down-line" sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal cost averaging $30 in each of our markets. No other investment is required to become an Associate.

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

        Individuals who reside in China and who are interested in being part of USANA's organization in China may do so by joining BabyCare as an Associate. The process for joining BabyCare is very similar to the process for joining USANA and requires an initial Associate application and an agreement by the Associate to adhere to the policies and procedures in China. Much like our operations in other markets, an Associate in China is provided with opportunities to build a sales organization and receive compensation for sales generated by that organization. Associates in China are compensated under a compensation plan created and implemented by BabyCare specifically for China.

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

Associate Training and Motivation

        Initial training of Associates about the products, the Compensation Plan, network marketing, and USANA is provided primarily by an Associate's sponsor and others in their sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, as well as provide reprints from other commercial publications that feature USANA and may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new Associates and Preferred Customers to purchase our products, and educate and train new Associates regarding our products and Compensation Plan.

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

        Associates can earn compensation in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions through generating sales volume points, which are a measure of the product sales of their down-line sales organization. Sales volume points are assigned to each of our products and comprise a certain percent of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must sell a certain amount of product each month ("Qualifying Sales"). Qualifying Sales may include product that the Associates use personally or that they resell to consumers. Associates do not earn commissions on these Qualifying Sales. Associates may earn commissions on their sale of products above the Qualifying Sales as well as the sale of products by Associates in their down-line organization and to Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their down-line organization. Commissions are paid only when products are sold. We pay Associate commissions on a weekly basis. As noted elsewhere in this report, our China operations maintain their own compensation plan, which has been implemented by BabyCare specifically for China.

  •
  Bonuses.  We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and lifetime matching bonus. These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves the required performance measures.

  •
  Retail Mark-Ups.  As discussed previously, in markets where retail mark-ups are permitted, our Associates purchase products from us at the Preferred Price and may resell them to consumers at higher retail prices. The Associate retains the retail mark-up as another form of compensation.

  •
  Contests and Promotions.  We periodically sponsor contests and promotions designed to incentivize Associates to generate sales, grow their down-line organization, and increase product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of the promotion objectives.

        We endeavor to integrate our Compensation Plan seamlessly across all markets where legally permissible, allowing Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow Associates to build a global network by establishing or expanding their down-line in any of the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend to continue to integrate new markets, where permitted, into our Compensation Plan. As noted elsewhere in this report, our Associates in China are compensated under a compensation plan that has been created and implemented by BabyCare specifically for China.

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

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we work with outside research organizations to further support various aspects of our research and development efforts. One of these organizations is the Linus Pauling Institute at Oregon State University. Our work with the Linus Pauling Institute advances the science of human nutrition and health, provides us with valuable information to formulate and upgrade our nutritional products, and allows us to better advise our customers on how to use USANA products. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, Sydney University in Australia, The Orthopedic Specialty Hospital ("TOSH") and Utah State University. Additionally, our Scientific Advisory Council, comprised of health care professionals and nutritional science experts worldwide, provides us with valuable insights into product applications and efficacy. It is through our internal research and development efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

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

        Science-based Products.    As a result of our emphasis on research and development and our in-house manufacturing capabilities, we have developed a line of high-quality health products that we believe provides health benefits to our customers. Our products have been developed based on a combination of published research, in-house laboratory and third-party clinical studies, and sponsored research.

        Attractive and Simple Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is, where permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a down-line organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets.

        To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates. For example, we offer a computer-based, interactive presentation tool, called Health and Freedom Solution, which was created and designed to help our Associates easily explain and share the USANA opportunity, including the benefits of our products and our Compensation Plan.

        In addition to Company-sponsored meetings, sales tools and resources, we maintain a website exclusively for our Associates, where they can access the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop for products, and register for Company-sponsored events. Additionally, through this website, Associates can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Associates track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, and e-cards for advertising.

        We also believe that recognition is an important factor in supporting and retaining our Associates. We understand that being a successful USANA Associate requires hard work and dedication, and we celebrate key achievements and rank advancements of our Associates. We believe that our recognition programs greatly contribute to our ability to retain our Associates.

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

  •
  A stream of recurring revenue from our monthly product subscription program known as "Auto Order," which we utilize in all of our markets (for the year ended December 28, 2013, this program represented 32% of our sales); and

  •
  We can expand into new international markets with moderate investment because, for markets other than China, we generally maintain warehouse facilities, customer support, and minimal administrative facilities.

        Experienced Management Team.    Our management team includes individuals with expertise in various scientific and managerial disciplines, including nutrition, product research and development, international development, marketing, customer network development, information technology, manufacturing, finance, legal, regulatory, and operations. This team is responsible for supporting growth, research and development, international expansion, strengthening our financial condition, and improving our internal controls.

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Customers.    Our customers, and Associates in particular, are central to the growth and success of our business. Accordingly, our primary growth strategy focuses on increasing our customer counts throughout the world. We will execute this strategy by applying both world-wide and region-specific initiatives, which include the initiatives set out below. Our management team maintains a close working relationship with our Associate leaders. In 2014, we will continue to strengthen this relationship through increased interaction between management and Associates, as well as increased leadership training for our Associates. In addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to Associates. We continue to invest in these events and in the marketing of our business to help Associates improve the productivity of their businesses.

        Personalization.    Our personalization initiative has been a key marketing and operating strategy for us over the last few years and will continue to be a key strategy going forward. This initiative focuses on personalizing each aspect of our business to our customer base around the world. In 2012, we launched our personalization initiative by refreshing USANA's brand, product packaging and message to our customers. At that time, we also introduced new, personalized technology to our Associates through the computer-based, interactive True Health Assessment and the True Health Companion, and we expanded the availability of our flagship MyHealthPak™ product. In 2013, we personalized our business model by implementing strategic changes to our product pricing and Compensation Plan, which are designed to promote customer loyalty, enjoyment and success with USANA. In 2014, we will continue to educate and train our Associates on how to utilize these business enhancements to be successful with USANA. Additionally, in 2014 we will continue to enhance our information technology systems, including our website, product shopping cart, sales tools and customer resources in an effort to personalize these systems to our customer base. The objective of this initiative will be to continue to increase customer loyalty, enjoyment and success with USANA.

        Successfully Grow our Greater China and our Americas and Europe Regions.    In light of the strength of our Asia Pacific region and our growing Associate base in Asia, we believe that Greater China is the most significant and imminent growth opportunity for us. Our strategy in this region is focused on generating customer growth in each market, with an emphasis on China. We operate in China through our wholly-owned subsidiary, BabyCare. BabyCare has been granted licenses to engage in direct selling in the municipalities of Beijing, Jiangsu, Shaanxi and Tianjin and is working to obtain similar licenses in other provinces. We have spent the last few years registering a portfolio of USANA products for sale by BabyCare in China, educating our customers on our product offering and business model in China, and improving our information systems, technology and infrastructure in China. During 2014, we will continue to execute these strategies, with a focus on improving our systems and infrastructure in China to make it easier and more enjoyable for customers to do business with us there. We have announced our investment of approximately $40 million in a new, state-of-the-art manufacturing and production facility in China, and we anticipate that this facility will become operational during the latter-half of 2015. In 2014, we will also renovate several of our branch locations in China to make them more modern and customer-friendly.

        Our Americas and Europe region is also important to our business and a significant part of our growth strategy. We have achieved growth in Mexico and Canada through market-specific initiatives, and we continue to focus on customer growth in the U.S. In 2013, we also expanded our business presence to Colombia, which provides our Associates in this region with another opportunity to expand their businesses internationally. Our strategies for growing Americas and Europe in 2014 focus on increasing the number of new Associate leaders through training and leadership development, executing our personalization and brand-awareness strategies, and continuing to emphasize and train our Associates on utilizing the business enhancements we introduced in 2013 to be successful with USANA.

        Brand Awareness:    To facilitate customer growth, we will continue to promote global awareness of the USANA brand through various strategies, including professional athlete sponsorships and credible associations with individuals and organizations. Examples of this include our sponsorship of the U.S. Ski Team and our partnership with the Women's Tennis Association. We continue to serve as the official health supplement supplier for these teams and organizations and are also increasing our sponsorship of individual athletes who rely on our products and brand. We seek to leverage these relationships to build brand credibility and increase product consumption and loyalty. In addition to our athlete sponsorships, we seek to advertise and collaborate with credible, nationally recognized organizations and individuals to enhance our global brand. While branding efforts such as this have a global reach, the primary objective of this initiative is to grow sales and customers in Americas and Europe.

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually reviewing the latest scientific findings related to nutrition, conducting in-house research and clinical trials, looking at new technologies, and attending scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by a significant number of our customers, we will generally pursue development of that product. Our research and development focus in 2014 and going forward will be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. An example of our personalization efforts is our MyHealthPak™ product, which is a fully customized, pre-packaged supplement regimen that can include any of our Essentials and Optimizers. We will also enhance our focus on innovation to develop new products and technologies.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. We commenced operations in Thailand, France and Belgium in 2012 and in Colombia in 2013. These new markets, as well as any future markets we may consider, are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by creating a down-line across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate future markets into this Compensation Plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing that market.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Competition

        We compete with manufacturers, distributors, and retailers of nutritional products for consumers, and we compete with network marketing companies for distributors. On both fronts, some of our competitors are significantly larger than we are, have a longer operating history, higher visibility and name recognition, and have greater financial resources than we do. We compete with these entities by emphasizing the underlying science, value, and superior quality of our products, the simplicity in our product offerings, and the convenience and financial benefits afforded by our network marketing system and global seamless Compensation Plan.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc.; and NBTY, Inc. Based on information that is publicly available, 2012 net sales of the aforementioned companies ranged from $1.5 billion to $10.5 billion. There are other manufacturers of competing product lines that have or may launch direct selling enterprises that compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

 Product Returns

        Product returns have not been a material factor in our business, totaling approximately 1.1% of net sales in 2011, 0.8% in 2012, and 0.9% in 2013. Because our emphasis on customer satisfaction is a hallmark of our business model, our standard policy allows Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned Associates and Preferred Customers may receive either a refund based on their original form of payment or credit on account for a product exchange. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets.

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

        From time to time, we have Associates who fail to adhere to our policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to our compliance group, who determine what disciplinary action is warranted in each case. More serious infractions are reported to our Compliance Committee, which includes USANA executives. If we determine that an Associate has violated any of our policies and procedures, we may take a number of disciplinary actions, such as warnings, fines or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion, including termination of the Associate's purchase and distribution rights.

        We believe that Associate compliance is critical to the integrity of our business and, therefore, we are aggressive in ensuring that our Associates comply with our policies and procedures. As explained above, when an Associate fails to comply with our policies and procedures, we may terminate their purchase and distribution rights. From time to time, we become involved in litigation with Associates whose purchase and distribution rights have been terminated. We consider such litigation to be routine and incidental to our business and will continue to be aggressive in ensuring that our Associates comply with our policies and procedures.

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success. We continually evaluate changes in the information technology environment to ensure that we are capitalizing on new technologies where beneficial to our business and our Associates, keeping pace with regulatory standards, and ensuring that our systems and data are secure.

        Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes which support our global operations 24 hours a day and 365 days a year. Three of our most critical applications include:

  •
  A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, a real-time reporting engine, Company and product information, web-hosting, email, and other tools to help Associates effectively manage their business and down-line organizations.

  •
  A web-based order-entry system that handles order entry, customer information, compensation, Associate business structure, returns, invoices, and other transactional-based processes.

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

Regulatory Matters

        General.    In the United States and the other countries where we operate our business is subject to extensive governmental laws and regulations. These laws and regulations exist at various levels in the United States and other countries and pertain to our products, network marketing program, and other aspects of our business as described in more detail below.

        Product Regulation.    Numerous governmental agencies in the United States and other countries regulate the manufacturing, packaging, labeling, advertising, promoting, importing, distributing, and the selling of nutrition, health, beauty, and weight-management products. In the United States, advertisement of our products is regulated by the Federal Trade Commission ("FTC") under the FTC Act and, where such advertising is considered to be product labeling by the FDA, under the Food, Drug, and Cosmetic Act ("FDCA") and the regulations thereunder. USANA products in the United States are also subject to regulation by, among others, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency.

        Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and Pharmaceutical GMP's, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements. The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we are in compliance with this law.

        In general, our personal care products, which are regulated as cosmetic products by the FDA, are not subject to pre-market approval by that agency. Cosmetics, however, are subject to regulation by the FDA under the FDCA adulteration and misbranding provisions. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug, such as sunscreens, are regulated as drugs. Over-the-counter ("OTC") drug products, including cosmetics, may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we would be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product.

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

        The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies outside the United States in each country where they are distributed. For example, in Australia, product registration, labeling and manufacturing is regulated by the TGA and, in Japan, the Ministry of Health, Labor and Welfare. In China, the China Food and Drug Administration ("CFDA") regulates product registration, labeling and manufacturing. In markets outside the United

States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country's Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. For example, China extensively regulates the registration, labeling and marketing of our products. In China, our nutritional products are typically classified as "health foods" and our personal care products are typically classified as "non-special use cosmetics". The registration process for health foods is complex and generally requires extensive analysis and approval by the CFDA. As a result, it may take several years to register a product as a health food in China. While all products currently sold by BabyCare in China have been registered with the CFDA, we continue to work through the registration process for other health food products, which we also hope to begin selling through BabyCare in the future.

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

        Network Marketing Regulation.    Various laws and regulations in the United States and other countries regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on product sales rather than on investments in the organization or on other criteria that is not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. Network marketing regulations are inherently fact based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our network marketing plan to regulatory agencies. We have also modified our network marketing plan in the past to comply with the interpretation of the regulations by authorities. Where required by law, we obtain regulatory approval of our network marketing plan, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more countries, our network marketing plan, or the conduct of certain of our Associates, could be found not to be in compliance with applicable laws and regulations. Additionally, we cannot predict the nature of any future law, regulation, or interpretation, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our Associates, to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

        Network marketing companies, and the industry in general, continue to experience significant media and public scrutiny in many countries. Several companies similar to ours have been scrutinized and penalized in several markets where we operate, including the United States, Canada, China, Japan, and South Korea. This scrutiny, along with the uncertainty of the laws and regulations pertaining to network marketing in many countries, can affect how a regulator or member of the public perceives our company. For instance, there has been significant media and short-seller attention regarding the viability and legality of network marketing in the United States and China over the past few years. This attention has led to intense public scrutiny of the industry, as well as volatility in our stock price and the stock price of companies similar to ours. We cannot predict the impact that this scrutiny may have on our business or the industry in general.

        The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies and are subject to discretionary interpretation and enforcement by various municipal and provincial level officials in China. Our business in China is that of BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare's business model has been developed specifically for China in light of the direct selling laws and regulations. BabyCare has been granted licenses from the Chinese government to conduct direct selling in four provinces in China and will be required to obtain licenses from municipalities and provinces in China where it does not hold a license. The process for obtaining government approval in China to conduct direct selling continues to evolve, is time-consuming and expensive. The complexity of the approval process, as well as the government's continued cautious approach to direct selling in China, make it difficult to predict the timeline for obtaining additional approvals. If the process for obtaining approvals is delayed, changed or interpreted differently than currently understood, BabyCare's growth prospects in China could be negatively impacted. Ultimately, there can be no assurance that BabyCare will be successful in obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

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

Intellectual Property

        Trademarks.    We have developed and use registered trademarks in our business, particularly relating to our corporate and product names. We own 19 trademarks that are registered with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 3, 2014 we had no significant backlog of orders.

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

Employees

        As of March 3, 2014 we had approximately 1,480 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

        Difficult economic conditions may adversely affect our business.    Over the past few years, economic conditions in many of the markets where we sell our products have resulted in challenges to our business. This is particularly true in our Americas and Europe region, where, although we have seen a recent improvement, we continue to experience difficulty generating meaningful growth. We cannot predict whether world or market specific economies will improve or deteriorate in the future. If difficult economic conditions continue or worsen, we could experience declines in net sales, profitability and cash flow due to lower demand for our products or other factors caused by economic challenges faced by our customers, potential customers or suppliers. Additionally, these conditions may result in a material adverse effect on our liquidity and capital resources or otherwise negatively impact our operations or overall financial condition.

        As a network marketing company, we are dependent upon an independent sales force, and we do not have direct control over the marketing of our products.    We rely on non-employee, independent Associates to market and sell our products and to generate our sales. Associates typically market and sell our products on a part-time basis and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates and a relatively small corporate staff to implement our marketing programs and to provide motivational support to our Associates. We rely primarily upon our Associates to attract, train and motivate new Associates. Our sales are directly dependent upon the efforts of our Associates. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Associates, retaining and motivating our existing Associates, and in improving the productivity of our Associates. Moreover, our ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

  •
  General business and economic conditions;

  •
  Adverse publicity or negative misinformation about our industry, us or our products;

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

        We can provide no assurance that the number of Associates will increase or remain constant or that their productivity will increase. Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. In previous fiscal years, we have experienced both increases and declines in our overall number of active Associates. A few of our mature markets, however, including the United States, have experienced a decline in the number of active Associates for several years. If our initiatives for 2014 do not drive growth in our Associate numbers, particularly in the United States and other markets where our Associate numbers have declined, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

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

        Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.    Our line of business is highly competitive and sensitive to the introduction of new competitors, new products and/or new distributor compensation plans. Network marketing companies commonly attempt to attract new distributors by offering generous distributor compensation plans. From time to time, we modify components of our Compensation Plan in an effort to (i) keep it competitive and attractive to existing and potential Associates, (ii) cause or address a change in Associate behavior, (iii) incent Associates to grow our business, (iv) conform to legal and regulatory requirements, and (v) address other business needs. In light of the size and diversity of our Associate force and the complexity of our Compensation Plan, it is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. In 2013, we made several changes to our product pricing structure and Associate Compensation Plan to improve our business, including to increase Associate loyalty and satisfaction and to attract new Associates. Additionally, in 2012 we made changes to the matching bonus component of our Compensation Plan in an effort to make it a more long-term focused incentive and to make it successful in all of our regions. There can be no assurance that the foregoing changes, or any future changes, to our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results.

        Additionally, the payment of Associate incentives under our Compensation Plan is our most significant expense. These incentives include commissions, bonuses, and certain awards and prizes. Adjusting or enhancing our Compensation Plan directly affects the incentives we pay as a percentage of net sales. We may periodically adjust our Compensation Plan to prevent Associate incentives from having a significant adverse effect on our earnings. There can be no assurance that changes to the Compensation Plan or product pricing will be successful in achieving target levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Associates or cause us to lose some of our longer-standing Associates.

        Our Greater China region accounts for a significant part of our business and expected growth. Any decline in sales or customers in this region would harm our business, financial condition and results of operations.    Our Greater China region consists of China, Hong Kong and Taiwan and is currently our largest and most rapidly growing region. Prior to 2012, the majority of our sales and Associate growth in this region occurred in our Hong Kong market. Following our acquisition of BabyCare in China, we announced that we would shift our international attention to growing BabyCare's business in China. As a result of this strategy, we have experienced a meaningful decline in sales and customers in our Hong Kong market, along with a meaningful increase in BabyCare's sales and customers in China. Going forward, our sales and customers in Hong Kong may continue to decline. Any such decline in the performance of our Hong Kong market without a corresponding increase in the performance of BabyCare in China would harm our business, financial condition and results of operations. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. Although we believe that, in light of our successful Asian Associate base, we will be successful in growing BabyCare's business in China, it is difficult to assess the extent to which BabyCare's Chinese business model and Associate compensation plan will be successful in that market or deemed to be compliant with applicable laws and regulations by the Chinese government. Although we are required to conduct our operations in China through BabyCare, we believe that our long-term success in China will depend on our ability to successfully integrate, to the extent possible, our operations with BabyCare's operations. This includes, among other things, continuing to register current and future USANA products, in a timely manner, for sale in China and educating our Associates on BabyCare's compensation plan in China. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will not experience a future decline in sales and/or customers in our Hong Kong market or that we will be successful in growing sales and customers in China through BabyCare.

        Our operations in China are subject to significant government regulation and scrutiny, as well as a variety of legal, political, and economic risks. If the government modifies the direct selling regulations, or interprets and enforces the regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.    Our business in China is that of BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare has been granted licenses from the Chinese government to conduct direct selling operations in four provinces in China and has applied for licenses in additional municipalities and provinces. BabyCare's business model has been designed specifically for China based on a number of factors, including: (i) BabyCare's communications with the Chinese government, (ii) BabyCare's interpretation of the direct selling regulations, as well as their understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China. Notwithstanding the foregoing, BabyCare has not received confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling.

        The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies and are subject to discretionary interpretation and enforcement by various municipal and provincial level officials in China. Consequently, we cannot assure you that BabyCare's business model or the activities of its employees, promoters or direct sellers will be deemed by regulatory authorities to be compliant with current or future laws and regulations. In the past, the Chinese government has fined, penalized, and, in some cases, terminated direct selling licenses and shut down companies that it believed were in violation of applicable laws and regulations. As such, there can be no assurance that the Chinese government's interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare's business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

        The direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. Although we have implemented internal policies that are designed to promote our Associate's compliance with these regulations, we cannot guarantee that any of our

Associates living outside of China or any of BabyCare's promoters or Associates in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations and, therefore, might result in regulatory action and adverse publicity, which would harm our business in China.

        BabyCare is required to obtain various licenses and approvals from municipalities and provinces within China to operate its direct selling business model. Currently, BabyCare holds four such licenses and will be required to obtain licenses from municipalities and provinces within China where it does not hold a license. If BabyCare is unable to obtain additional direct selling licenses as quickly as we would like, our ability to expand and grow our business could be negatively impacted. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve, is time-consuming and expensive. The complexity of the approval process, as well as the government's continued cautious approach for direct selling in China, makes it difficult to predict the timeline for obtaining additional approvals. If the current processes for obtaining approvals are delayed for any reason or are changed or are interpreted differently than currently understood, BabyCare's growth prospects in China could be negatively impacted. Ultimately, there can be no assurance that BabyCare will be successful in obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

        If BabyCare's operations in China are successful, we may experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of BabyCare's direct selling activities under license in China or the related manufacturing and retail operations required to support this expansion. If we are unable to effectively manage BabyCare's growth and expansion, including expansion of branches, warehouses, and manufacturing operations, BabyCare's government relations may be compromised and our operations in China may be harmed.

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

        The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

        Our business is subject to the effects of adverse publicity and negative public perception.    Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations during 2007 and 2008. More recently, in November 2012, we were again the target of false and misleading statements concerning our business practices, particularly in China and Hong Kong. This adverse publicity also adversely impacted the market price of our stock and caused insecurity among our Associates. Additionally, there has been significant media and short-seller attention regarding the viability and legality of network marketing in the United States and internationally over the past few years. This attention has led to intense public scrutiny of the industry, as well as volatility in our stock price and the stock price of companies similar to ours. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

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

        In markets outside the United States, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or a comparable agency. For example, our manufacturing facility has been registered with the FDA and Health Canada and is certified by Australia's TGA. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. China also extensively regulates the registration, labeling and marketing of our products. Consequently, the registration process for our products in China is complex and generally requires extensive analysis and approval by the CFDA. As a result, it may take several years to register a product in China. We must also comply with product labeling and packaging regulations that vary from country to country. These activities are also subject to regulation by various agencies of the countries in which our products are sold.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended December 28, 2013 represented 78.1% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. At times in the past we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We did not enter into any such contracts during 2013, but we may look to something like this in the coming year. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.    In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

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

        Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business.    We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm are not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 47.4% of our outstanding common stock at December 28, 2013. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors and his son, David Wentz, is our Chief Executive Officer. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Corporate Headquarters

        Our world-wide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. This facility includes space for manufacturing and quality control, distribution, administrative functions, and research and development.

Additional Manufacturing

        We own a 31,000 square foot manufacturing facility in Tianjin, China, which is currently used to manufacture our Sensé products that are sold in China and a nominal amount of third-party skin-care products. The majority of our other China products are manufactured at leased facilities in this market.

        In 2014, we will begin construction of a state-of-the-art manufacturing facility in China similar in size, potential capacity, and nature to our headquarters facility located in Salt Lake City, Utah. Construction of this facility is expected to be completed in the latter part of 2015, at which time our current leases on the China facilities noted above will expire and we will consolidate our China manufacturing to the new facility. This new facility has been designed to provide for 10 to 20 years of growth in China.

Other Office and Distribution Warehouse Facilities

        We own a 45,000 square foot office/warehouse building in Sydney, Australia. In each of the remainder of our markets, we lease regional offices and distribution warehouses. Additionally, we lease retail centers for our operations in China and a packaging facility in Singapore, which fulfills orders for our MyHealthPak™ in our Asia Pacific markets.

        We believe that the facilities referenced above are in good condition and are adequately utilized. Further, we believe that our current and planned manufacturing facilities provide for the productive capacity to meet our foreseeable needs.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sales prices for our common stock as reported on the NYSE for the periods indicated:

2012	High	Low
First Quarter	$38.97	$30.66
Second Quarter	$42.14	$35.76
Third Quarter	$49.51	$38.25
Fourth Quarter	$50.23	$30.51

2013	High	Low
First Quarter	$49.46	$31.55
Second Quarter	$76.31	$45.88
Third Quarter	$89.62	$71.04
Fourth Quarter	$92.00	$67.00

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

        On March 3, 2014, the high and low sales prices of our common stock as reported by NYSE were $73.48 and $71.31, respectively.

Shareholders

        As of March 3, 2014, we had approximately 330 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        There were no share repurchases made during the quarter ended December 28, 2013.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index and to a market-weighted index of eight companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2008, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

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

Cumulative Shareholder Return
Dec. 2008 - Dec. 2013

	USNA	S&P 500	Peer Group
Dec 08	$100	$100	$100
Dec 09	$93	$123	$148
Dec 10	$127	$139	$188
Dec 11	$89	$139	$298
Dec 12	$96	$158	$260
Dec 13	$221	$205	$657

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2009	2010(2)	2011	2012	2013
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$436,940	$517,644	$581,939	$648,726	$718,175
Net earnings	$33,556	$45,651	$50,752	$66,433	$79,024
Earnings per common share:
Basic	$2.19	$2.94	$3.30	$4.57	$5.77
Diluted	$2.17	$2.86	$3.26	$4.45	$5.56
Weighted-average common shares outstanding:
Basic	15,340	15,528	15,361	14,547	13,695
Diluted	15,432	15,942	15,574	14,923	14,204
Percentage of Net Sales Data:
Gross profit	79.4%	81.6%	82.5%	82.1%	82.3%
Associate incentives	44.9%	45.0%	45.7%	43.2%	42.9%
Selling, general and administrative	22.9%	23.3%	23.6%	23.8%	23.1%
Effective tax rate	34.2%	33.7%	34.5%	32.5%	32.2%
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$32,469	$66,108	$70,108	$92,805	$98,893
Investing activities	(3,197)	(46,853)	(10,609)	(8,278)	(21,589)
Financing activities	(29,502)	(9,577)	(33,372)	(64,542)	(10,165)
Purchase of property and equipment	(4,128)	(4,192)	(10,643)	(8,432)	(8,051)
Repurchase of common stock	(1,654)	(17,031)	(33,459)	(68,294)	(18,085)

	As of
	Jan. 2, 2010	Jan. 1, 2011	Dec. 31, 2011	Dec. 29, 2012	Dec. 28, 2013
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,658	$24,222	$50,353	$70,839	$137,343
Working capital	11,448	22,648	46,363	61,701	133,174
Total assets	123,438	216,636	244,496	267,355	368,470
Other long-term liabilities	1,587	1,012	942	938	1,211
Stockholders' equity	74,373	146,802	173,910	185,572	260,522
Other Data:
Active Associates	199,000	228,000	222,000	247,000	265,000
Active Preferred Customers	67,000	70,000	64,000	64,000	78,000

Total Active Customers	266,000	298,000	286,000	311,000	343,000

(1)
The Company's fiscal year ends on the Saturday that is closest to December 31. All years presented were 52-week years.

(2)
The Company acquired its China subsidiary, BabyCare, in August 2010.

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

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. Our customer base includes two types of customer: "Associates" and "Preferred Customers." Associates purchase our products for their personal use and are also permitted to resell or distribute our products. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 28, 2013, we had approximately 265,000 active Associates and approximately 78,000 active Preferred Customers worldwide.

        We have ongoing operations in the following markets, which are grouped and presented as follows:

  •
  Americas and Europe—United States, Canada, Mexico, Colombia(1), the United Kingdom, the Netherlands, France(1), and Belgium(1)

  •
  Asia Pacific—

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(1)

  •
  Greater China—Hong Kong, Taiwan, and China(2)

  •
  North Asia—Japan and South Korea

        In 2013, net sales outside of the United States represented approximately 78.1% of consolidated net sales. Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.

(1)
We commenced operations in Thailand, France, and Belgium in the first quarter of 2012 and in Colombia in the third quarter of 2013.

(2)
Our business in China is that of BabyCare, our wholly-owned subsidiary.

 Customers

        Because we utilize a direct selling model for the distribution of our products the success and growth of our business is primarily based on our ability to attract new and retain existing Associates to sell and consume our products. Notably, sales to Associates account for the majority of our product sales and represented 91% of product sales during 2013. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

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

	Active Associates By Region
	As of December 29, 2012		As of December 28, 2013		Change from Prior Year	Percent Change
Americas and Europe	78,000	31.6%	82,000	30.9%	4,000	5.1%
Asia Pacific:
Southeast Asia Pacific	58,000	23.5%	62,000	23.4%	4,000	6.9%
Greater China	103,000	41.7%	111,000	41.9%	8,000	7.8%
North Asia	8,000	3.2%	10,000	3.8%	2,000	25.0%

Asia Pacific Total	169,000	68.4%	183,000	69.1%	14,000	8.3%

	247,000	100.0%	265,000	100.0%	18,000	7.3%

	Preferred Customers By Region
	As of December 29, 2012		As of December 28, 2013		Change from Prior Year	Percent Change
Americas and Europe	53,000	82.8%	60,000	76.9%	7,000	13.2%
Asia Pacific:
Southeast Asia Pacific	6,000	9.4%	10,000	12.8%	4,000	66.7%
Greater China	4,000	6.2%	5,000	6.4%	1,000	25.0%
North Asia	1,000	1.6%	3,000	3.9%	2,000	200.0%

Asia Pacific Total	11,000	17.2%	18,000	23.1%	7,000	63.6%

	64,000	100.0%	78,000	100.0%	14,000	21.9%

Recent Developments

        Our primary objective, both on a short- and long-term basis, is to strengthen and grow our active customer counts throughout the world. To this end, during 2013 we executed several initiatives, which are discussed in the following categories:

  •
  Personalization:  In August 2013 we announced and implemented several strategic changes to our business, which were all aimed at simplifying our business model for our Associates and promoting customer loyalty, enjoyment and success with USANA. These changes include: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program,

    (ii) a new reward based on the amount of a customer's initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

    We increased the payout under our Compensation Plan in several ways, including: (i) paying higher compensation to newer Associates, (ii) increased compensation for Associates who grow their business through our Auto Order program, and (iii) simplifying the commission qualification requirements under the plan, resulting in more Associates earning compensation. Additionally, we simplified our rank advancement system to make it easier for Associates to advance in our business, and we added new recognition benefits for Associate leaders.

    As expected, these changes have created pressure on our operating results. Notably, however, several of the business indicators we are tracking to measure the success of these changes are growing, such as: active customer counts, percent of sales taking place on our Auto Order program, and the number of Associates earning commission checks. For example, during the fourth quarter, we experienced stronger year-over-year increases in the number of active Associates and active Preferred Customers than we have seen over the last couple of years.

  •
  Market-Specific Strategies:  We began the year with the implementation of a price reduction in several of our mature markets, including Canada, Australia, and New Zealand. This initiative was intended to make our products and business opportunity more equitable across all of our markets. Although these price reductions initially impacted our net sales on a year-over-year basis, they have been successful in growing our active customer counts and net sales in these markets, where growth had been declining or flat over the last several years.

    As a follow-up to this pricing initiative, we implemented a worldwide policy, which focuses on limiting cross-border purchasing by our customers. With the Internet allowing consumers to research and purchase products online, we have experienced cross-border purchasing by customers in various markets in an effort to get desired formulations, favorable pricing, and products that are not available in their home markets. We believe that it is in the best long-term interest of the Company, and our customers, to have customers focus on purchasing products that are approved and offered in their home market. As we anticipated, this policy negatively impacted net sales, with the largest impact in our Greater China region. We believe, however, that these policy changes are essential to the long-term success of our Associates and the Company.

    In 2013, we also announced our receipt of direct selling licenses in three additional provinces in Mainland China, and we announced plans to build a new, state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the latter part of 2015. As part of our ongoing strategy in Greater China, we also continued registering USANA products in China, educating our customers on our product offerings and business model in China, and improving our information systems and infrastructure in China to make it easier for our customers to do business with us there.

  •
  International Development:  We continued our international development efforts during 2013 with the commencement of operations in Colombia, which contributed $2.1 million to net sales for the year. We believe Colombia is an ideal entrance into South America, and we are optimistic about its potential for growth.

        In 2014, we will continue to strengthen and grow our active customer counts throughout the world by emphasizing the benefits of the initiatives discussed above, as well as those discussed elsewhere in this report. While the short-term growth that we have experienced as a result of these initiatives is encouraging, we believe it will take several years for us to realize the full growth potential from these initiatives.

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

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2011	2012	2013
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.5%	17.9%	17.7%

Gross profit	82.5%	82.1%	82.3%
Operating expenses:
Associate incentives	45.7%	43.2%	42.9%
Selling, general and administrative	23.6%	23.8%	23.1%

Total operating expenses	69.3%	67.0%	66.0%

Earnings from operations	13.2%	15.1%	16.3%
Other income (expense), net	0.0%	0.0%	0.0%

Earnings before income taxes	13.2%	15.1%	16.3%
Income taxes	4.6%	4.9%	5.2%

Net earnings	8.6%	10.2%	11.1%

Summary of 2013 Financial Results

        Net sales increased 10.7%, or $69.4 million, to $718.2 million in 2013, when compared with 2012. The increase includes sales growth in each of our regions. This growth was primarily the result of a higher number of active Associates and Preferred Customers purchasing throughout the year. The increase in active customers was largely the result of the momentum created from the initiatives we introduced in 2013. To a lesser extent, our sales growth was also due to higher sales volume per Associate and Preferred Customer in certain markets and from sales of our MyHealthPak product that is offered throughout our Asia Pacific region and serviced through Singapore. We believe that the increase in sales volume per customer in certain markets is the result of a growing number of Associate leaders who are actively selling our products and building sales organizations. Further discussion on these and other factors contributing to our sales results during the year is provided below under our regional results.

        Net earnings increased 19.0%, or $12.6 million, to $79.0 million in 2013, when compared with 2012. This increase was primarily the result of higher net sales, lower relative operating expenses, improved gross profit margins and a lower effective tax rate.

 Fiscal Year 2013 compared to Fiscal Year 2012

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 29, 2012, and December 28, 2013:

	Net Sales by Region (in thousands) Year Ended
					Change from prior year	Percent change
	2012		2013
Americas and Europe	$244,333	37.7%	$261,682	36.4%	$17,349	7.1%
Asia Pacific
Southeast Asia Pacific	139,651	21.5%	155,362	21.6%	15,711	11.3%
Greater China	235,626	36.3%	271,812	37.9%	36,186	15.4%
North Asia	29,116	4.5%	29,319	4.1%	203	0.7%

Asia Pacific Total	404,393	62.3%	456,493	63.6%	52,100	12.9%

	$648,726	100.0%	$718,175	100.0%	$69,449	10.7%

        Americas and Europe:    The net sales increase in this region was driven by sales growth in all markets as follows: (i) Net sales increased $5.1 million in the United States as a result of price increases on certain products during the first quarter of 2013, higher sales volume per Associate, and an increase in the number of Preferred Customers; (ii) net sales increased $6.9 million in Mexico due to a higher number of active Associates and Preferred Customers and a $1.0 million benefit from changes in currency exchange rates; and (iii) net sales increased $1.5 million in Canada, notwithstanding the price decreases that were implemented in 2013, as well as a $2.0 million reduction from changes in currency exchange rates. Additionally, our newest markets, France, Belgium, and Colombia contributed $3.9 million to the year-over-year increase in net sales.

        Asia Pacific:    The net sales increase in this region was primarily due to sales growth in Greater China and Southeast Asia Pacific, with Mainland China and Singapore experiencing the most meaningful growth. Although we experienced 15.4% net sales growth in Greater China, sales in this region were negatively impacted by a 26.8% decrease in Hong Kong. China sales also experienced a $2.9 million benefit from changes in currency exchange rates. Changes in net sales in this region were mostly reflective of changes in the number of active Associates in each of these markets. Notably, the decrease in Hong Kong was recognized during the last half of 2013 and was primarily the result of the world-wide policy changes that we introduced in the second quarter. We expect Hong Kong to continue to become a smaller part of our Greater China results as we focus our efforts on growing customers and sales in our China market, where we believe a meaningful portion of our growth will be generated going forward.

        Net sales growth in Southeast Asia Pacific was largely the result of a $12.2 million increase in Singapore and a $2.7 million increase in the Philippines. Net sales increased in Australia and New Zealand notwithstanding price decreases that were implemented during the year, and a $2.9 million reduction from changes in currency exchange rates. These improvements were primarily the result of an increase in the average number of active Associates and Preferred Customers driven by the initiatives introduced during the year. Our results in Singapore also benefited from sales of our global MyHealthPak product because sales of this customizable product throughout our Asia Pacific region are serviced through Singapore. Although net sales in the Philippines increased 6.3% for the full year, they decreased 10.4% year-over-year for the fourth quarter. Although our growth rate in the Philippines has been more moderate over the last few years and has recently been impacted by natural disasters and political unrest, we believe that the Philippines will continue to be a solid contributor to our Southeast Asia Pacific region and show growth in 2014.

 Gross Profit

        The slight increase in gross profit as a percent of sales can be attributed mostly to production efficiencies related to higher production levels and to favorable changes in product and market mix. These improvements were largely offset by price reductions introduced during the year. We expect a slight improvement in gross profit for 2014 resulting from planned initiatives.

Associate Incentives

        The slight decrease in Associate incentives as a percent of net sales was due to lower payout under our Lifetime Matching Bonus program and lower spending on contests and promotions. These improvements were largely offset by increased spending from the enhancements we made to our Compensation Plan in the third quarter, which included a one-time payout of approximately $4.5 million. Going forward, we expect Associate incentives to approximate 43.5% of net sales due to the strategic changes that we implemented in the third quarter of 2013 and changes planned for 2014.

Selling, General and Administrative Expenses

        The decrease in selling, general and administrative expense as a percentage of net sales was due to leverage gained on higher net sales and improved credit card discount rates negotiated at the end of 2012.

        In absolute terms, our selling, general and administrative expenses increased $12.0 million from 2012 to 2013. The most significant components of this increase were as follows:

  •
  An increase in wages and benefits of approximately $7.6 million; and

  •
  New market costs of approximately $1.8 million.

        Additionally, we had an increase in spending on several other items related to supporting growth in net sales. These increases were partially offset by a decrease in equity compensation expense of $2.4 million.

Income Taxes

        Our effective income tax rate was 32.2% in 2013, compared with 32.5% in 2012. The improvement is due primarily to a change in our Utah state tax policy election in the latter part of 2013.

Diluted Earnings Per Share

        Diluted earnings per share in 2013 increased 24.9% to $5.56 when compared with 2012. This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company throughout the year.

Summary of 2012 Financial Results

        Net sales increased 11.5%, or $66.8 million, to $648.7 million in 2012, when compared with 2011. This increase was driven by sales growth in each of our regions with the exception of North Asia. Price increases that were implemented earlier in the 2012 in certain markets in our Asia Pacific region also contributed what we estimate to be between $17 million and $18 million in net sales. Further discussion on these and other factors contributing to our sales results during 2012 is provided below under our regional results.

        Net earnings increased 30.9%, or $15.7 million, to $66.4 million in 2012, when compared with 2011. This increase was the result of higher net sales, lower relative Associate incentives, and a lower effective tax rate, which was partially offset by lower gross profit margins and slightly higher relative selling, general and administrative expenses.

Fiscal Year 2012 compared to Fiscal Year 2011

        The tables below summarize the changes in our active customer base by geographic region as of the dates indicated:

	Active Associates By Region
	As of December 31, 2011		As of December 29, 2012		Change from Prior Year	Percent Change
Americas and Europe	78,000	35.1%	78,000	31.6%	—	0.0%
Asia Pacific:
Southeast Asia Pacific	49,000	22.1%	58,000	23.5%	9,000	18.4%
Greater China	86,000	38.7%	103,000	41.7%	17,000	19.8%
North Asia	9,000	4.1%	8,000	3.2%	(1,000)	(11.1)%

Asia Pacific Total	144,000	64.9%	169,000	68.4%	25,000	17.4%

	222,000	100.0%	247,000	100.0%	25,000	11.3%

	Preferred Customers By Region
	As of December 31, 2011		As of December 29, 2012		Change from Prior Year	Percent Change
Americas and Europe	52,000	81.3%	53,000	82.8%	1,000	1.9%
Asia Pacific:
Southeast Asia Pacific	6,000	9.4%	6,000	9.4%	—	0.0%
Greater China	5,000	7.8%	4,000	6.2%	(1,000)	(20.0)%
North Asia	1,000	1.5%	1,000	1.6%	—	0.0%

Asia Pacific Total	12,000	18.7%	11,000	17.2%	(1,000)	(8.3)%

	64,000	100.0%	64,000	100.0%	—	0.0%

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 31, 2011, and December 29, 2012:

	Net Sales by Region (in thousands) Year Ended
					Change from prior year	Percent change
	2011		2012
Americas and Europe	$236,386	40.6%	$244,333	37.7%	$7,947	3.4%
Asia Pacific
Southeast Asia Pacific	111,447	19.2%	139,651	21.5%	28,204	25.3%
Greater China	204,822	35.2%	235,626	36.3%	30,804	15.0%
North Asia	29,284	5.0%	29,116	4.5%	(168)	(0.6)%

Asia Pacific Total	345,553	59.4%	404,393	62.3%	58,840	17.0%

	$581,939	100.0%	$648,726	100.0%	$66,787	11.5%

        Americas and Europe:    The increase in net sales in this region from 2011 to 2012 was primarily due to (i) increased sales volume per Associate and Preferred Customer due mainly to a growing number of Associate leaders within our active Associate base who are actively selling our products and building sales organizations, (ii) growth in Mexico, which contributed $5.5 million to the year-over-year increase in net sales in this region and was largely the result of growth in active Associates, and (iii) to a lesser extent, the addition of France and Belgium to this region, which contributed $1.8 million. During 2012, we increased our focus on strengthening our Associate sales force by holding additional events, trainings, and interaction with management. Sales in this region also benefitted from a short-term promotion that we offered with the introduction of our Lifetime Matching Bonus and a promotion for our Associates in Mexico. These improvements were partially offset by the impact on sales volume from a decrease in the number of active Associates throughout 2012 in the United States and Canada.

        Asia Pacific:    The increase in net sales in this region from 2011 to 2012 was driven by growth in Southeast Asia Pacific (led by a $21.4 million increase in the Philippines) and Greater China (led by a $24.2 million increase in Hong Kong). Growth in this region was primarily the result of (i) an increase in the average number of active Associates throughout the year, (ii) the impact of price increases that took place in certain markets (including the Philippines and Hong Kong) in the first quarter of 2012, (iii) a surge in sales ahead of these price increases, and (iv) the short-term promotion that we offered with the introduction of our Lifetime Matching Bonus. We estimate that price increases added between $17 million and $18 million to net sales for the year, that the surge in sales ahead of these price increases added $11 million, and that the short-term promotion added nearly $4 million. Net sales in 2012 also benefited from the inclusion of Thailand where operations commenced during that year.

Gross Profit

        The decrease in gross profit as a percent of net sales from 2011 to 2012 can primarily be attributed to (i) increased raw material costs, (ii) production inefficiencies related to managing scrap throughout our personalization/rebranding process, and (iii) the change in sales mix by market. These decreases were partially offset by price increases in several of our international markets during the first quarter of 2012.

Associate Incentives

        The 250 basis point decrease in Associate incentives as a percent of net sales from 2011 to 2012 was due primarily to a lower payout under Matching Bonus associated with the implementation of our Lifetime Matching Bonus, as well as price increases. These improvements were partially offset by an increase in spending on contests and promotions.

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

Diluted Earnings Per Share

        Diluted earnings per share increased 36.5% in 2012 to $4.45. This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company throughout 2012.

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

	Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sept. 29, 2012	Dec. 29, 2012	Mar. 30, 2013	Jun. 29, 2013	Sept. 28, 2013	Dec. 28, 2013
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$154,120	$160,901	$165,175	$168,530	$169,082	$189,136	$173,691	$186,266
Cost of sales	27,217	28,073	30,343	30,171	30,261	31,905	31,491	33,778

Gross profit	126,903	132,828	134,832	138,359	138,821	157,231	142,200	152,488
Operating expenses:
Associate incentives	68,009	70,901	70,406	71,190	69,855	77,801	76,361	83,803
Selling, general and administrative	38,032	36,776	40,342	39,087	42,404	42,978	41,145	39,681

Total operating expenses	106,041	107,677	110,748	110,277	112,259	120,779	117,506	123,484

Earnings from operations	20,862	25,151	24,084	28,082	26,562	36,452	24,694	29,004
Other income (expense), net	132	(222)	267	70	(26)	(83)	76	(98)

Earnings from operations before income taxes	20,994	24,929	24,351	28,152	26,536	36,369	24,770	28,906
Income taxes	7,243	8,184	6,861	9,705	8,757	12,159	8,017	8,624

Net earnings	$13,751	$16,745	$17,490	$18,447	$17,779	$24,210	$16,753	$20,282

Earnings per common share*:
Basic	$0.92	$1.14	$1.22	$1.30	$1.30	$1.79	$1.22	$1.46
Diluted	$0.90	$1.11	$1.18	$1.27	$1.28	$1.72	$1.16	$1.41
Weighted-average shares outstanding:
Basic	14,964	14,691	14,365	14,169	13,643	13,513	13,751	13,875
Diluted	15,288	15,090	14,884	14,471	13,903	14,099	14,393	14,421

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.7	17.4	18.4	17.9	17.9	16.9	18.1	18.1

Gross profit	82.3	82.6	81.6	82.1	82.1	83.1	81.9	81.9
Operating expenses:
Associate incentives	44.1	44.1	42.6	42.2	41.3	41.1	44.0	45.0
Selling, general and administrative	24.7	22.9	24.4	23.2	25.1	22.7	23.7	21.3

Total operating expenses	68.8	67.0	67.0	65.4	66.4	63.8	67.7	66.3

Earnings from operations	13.5	15.6	14.6	16.7	15.7	19.3	14.2	15.6
Other income (expense), net	0.1	(0.1)	0.2	0.0	(0.0)	(0.0)	0.0	(0.1)

Earnings from operations before income taxes	13.6	15.5	14.8	16.7	15.7	19.3	14.2	15.5
Income taxes	4.7	5.1	4.2	5.8	5.2	6.4	4.6	4.6

Net earnings	8.9%	10.4%	10.6%	10.9%	10.5%	12.9%	9.6%	10.9%

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. The repatriation of $10.2 million that relates to earnings considered indefinitely reinvested in certain of our markets at December 28, 2013, would result in a tax liability to the Company.

Operating cash flow

        We typically generate positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $98.9 million in 2013, compared with $92.8 million in 2012. Items affecting year-over-year changes in cash flow from operating activities include (i) higher net earnings in 2013 compared with 2012, and (ii) changes in other liabilities during 2013, which resulted from an increase in accrued expenses due to higher sales and net earnings. These increases were partially offset by increased inventory levels, which can be attributed to stock levels necessary to support growing sales in certain markets and incorporating longer lead times into our operating processes.

Line of credit

        We have a long-standing relationship with Bank of America. For the last few years, we have maintained a $60.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016. In 2013, we entered into an amended credit agreement, which increased the amount that we may borrow under the credit facility to $75.0 million. The only other modification to the amended credit agreement was that any new or existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. As of December 28, 2013, such normal course of business bank guarantees reduced our available borrowing limit by $3.8 million. We did not otherwise draw on this line of credit at any time during the year and, as of December 28, 2013, there was no actual outstanding balance on our line of credit.

        The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of no greater than 2.0 to 1.0, calculated on results at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. As of December 28, 2013 and at the end of each quarter in 2013, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

Working capital

        Cash and cash equivalents increased to $137.3 million at December 28, 2013, from $70.8 million at December 29, 2012. The net increase in cash and cash equivalents was due primarily to cash provided by operating activities, and was reduced by (i) share repurchases as discussed below, (ii) investments in property and equipment, (iii) purchases of securities held-to-maturity, and (iv) an increase in notes receivable. The increase in notes receivable is primarily the result of a strategic relationship that we entered into with a third-party manufacturer of our nutrition bars. We have extended credit to this supplier of up to $7.0 million to allow this supplier to acquire the necessary equipment to manufacture our bars.

        Net working capital increased to $133.2 million at December 28, 2013, from $61.7 million at December 29, 2012. This increase in net working capital was primarily generated by the increase in cash and cash equivalents, but was also affected by the increase in inventory, prepaid expenses and other current assets, and securities held to maturity. Partially offsetting these improvements was an increase in other current liabilities, which was due primarily to higher accruals associated with the overall growth of the Company's operations.

        Of the $137.3 million held at December 28, 2013, $65.8 million was held in the United States and $71.5 million was held by international subsidiaries. Of the $70.8 million held at December 29, 2012, $38.6 million was held in the United States and $32.2 million was held by international subsidiaries.

        In 2014, and as previously discussed, we will begin construction of a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the latter-half of 2015. We anticipate that this project will require a total investment of approximately $40 million, of which $1.5 million was incurred in 2013, approximately $31 million will be incurred in 2014, and the remainder will be incurred in 2015. Leases on our existing manufacturing and production facilities in China will be terminated upon completion of our new facility, and all manufacturing and production activities in China will be transferred to our new facility. This facility has been designed to accommodate 10-20 years of growth in China. In addition to our investments in this facility, we anticipate spending $3.0 million on the renovation of several of our branch locations in China to make them more modern and customer friendly. With our investments in China and expected capital expenditures to support our personalization and growth initiatives around the world, our total anticipated capital expenditures in 2014 are expected to be slightly above $40 million.

Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. The objective of this plan is to return value to our shareholders. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under the plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of cash balances, general business opportunities, and other factors. During 2013, we repurchased and retired 414 thousand shares of common stock for a total investment of $18.1 million, at an average market price of $43.68 per share. As of December 28, 2013, the remaining approved repurchase amount under the plan was $13.6 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Summary

        We believe that current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available or on favorable terms. Although it is our goal to maintain adequate levels of cash for the purpose of expanding new markets, growing our existing markets, or for other reasons, we might also require or seek additional financing for these purposes. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to December 28, 2013:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$17,982	$7,412	$9,037	$1,533	$—
Capital Commitments	156	156	—	—	—
Other Commitments	31,418	14,273	14,609	2,536	—
Line of Credit	341	146	195	—	—

Total Contractual Obligations	$49,897	$21,987	$23,841	$4,069	$—

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

        The table above does not include our construction of a state-of-the-art manufacturing and production facility in China, which we expect will require a total investment of approximately $40 million. Of the $40 million, $1.5 million was incurred in 2013, approximately $31 million will be incurred in 2014, and the remainder will be incurred in 2015. We anticipate this facility will become operational during the latter-half of 2015.

Inflation

        We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Estimates

        Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our significant accounting policies are described in Note A to the Consolidated Financial Statements included herein. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management's most subjective judgments. We believe that our most critical accounting estimates are described in this section.

  Revenue Recognition.

  •
  Revenue is recognized at the estimated point of delivery of the merchandise, at which point the risks and rewards of ownership have passed to the customer. Revenue is realizable when the following four criteria are met: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. It is not practical for us to track the actual delivery date of each shipment as we ship a high volume of orders through several carriers. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of a period. Our estimates on delivery date largely relate to orders fulfilled in North America and Australia and are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the delivery destination; and (iii) actual transit time experience, which shows that delivery date is typically one to five business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The estimated total of shipments that are not delivered at the end of a period is not material nor would a change in the average shipping transit times (1 to 2 days) have a material impact on our consolidated financial statements. Additionally, we require cash or credit card payment prior to shipping and do not extend credit to customers.

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

        Inventory Valuation.    Inventories are stated at the lower of cost or market. Cost is determined using a standard costing system which approximates the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. Market value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could affect the valuation of our inventories.

        Impairment of Long-Lived Assets, Goodwill, and Indefinite-Lived Intangible Assets.    Long-lived assets, including property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of the assets may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured; changes in competition and competitive practices; uncertainties associated with the world economies; and changes in governmental regulations or actions. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

        Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets of companies acquired. Goodwill is not amortized, but rather it is tested at the reporting unit level at least annually for impairment (or more frequently if triggering events or changes in circumstances indicate impairment). Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed to estimate the fair value of goodwill. The first step involves estimating the fair values of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2011, 2012, and 2013, no impairment of indefinite-lived intangible assets was recorded.

        Determining the fair value of our long-lived assets, goodwill, and indefinite-lived intangible assets as part of these impairment analyses requires significant judgment in estimates and assumptions used under the income and market approaches. A change in any of the estimates or assumptions used could result in impairment.

        Accounting for Income Taxes.    Income taxes are calculated in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure, together with assessing temporary differences for items treated differently for tax and financial reporting. Tax benefits are recognized from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made.

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

        Equity-Based Compensation.    We record compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience. We use the Black-Scholes option pricing model to estimate the fair value of our equity awards, which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For more information regarding the assumptions and estimates used in calculating this equity-based compensation expense, see Note K to the Consolidated Financial Statements herein.

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

        Foreign Currency Risks.    Net sales outside the United States represented 74.6%, 76.5%, and 78.1% of our net sales in 2011, 2012, and 2013, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the U.S. and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

        Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. Additionally, from time to time we will enter into short-term foreign currency credit arrangements in our international markets, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. In the future, we may look to reduce our exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions. As of December 28, 2013, we had no currency exchange contracts in place.

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of December 28, 2013 for the quarterly periods indicated:

	2012								2013
	First		Second		Third		Fourth		First		Second		Third	Fourth
Canadian Dollar	1.00		1.01		0.99		0.99		1.01		1.02		1.04	1.05
Australian Dollar	0.95		0.99		0.96		0.96		0.96		1.01		1.09	1.08
New Zealand Dollar	1.22		1.27		1.24		1.21		1.20		1.22		1.25	1.21
Hong Kong Dollar	7.76		7.76		7.76		7.75		7.76		7.76		7.76	7.75
Japanese Yen	79.49		80.00		78.59		81.28		92.34		98.77		98.82	100.43
New Taiwan Dollar	29.68		29.63		29.82		29.14		29.51		29.89		29.91	29.60
Korean Won	1,129.5		1,154.0		1,132.2		1,089.2		1,086.1		1,122.5		1,108.3	1,061.9
Singapore Dollar	1.26		1.27		1.25		1.22		1.24		1.25		1.27	1.25
Mexican Peso	12.93		13.56		13.15		12.95		12.63		12.48		12.91	13.02
Chinese Yuan	6.31		6.33		6.35		6.25		6.22		6.16		6.12	6.09
Malaysian Ringitt	3.06		3.12		3.12		3.06		3.08		3.07		3.24	3.21
Philippine Peso	43.04		42.74		41.90		41.10		40.65		41.78		43.73	43.54
Thailand Baht	30.94		31.31		31.33		30.67		29.79		29.91		31.47	31.73
Euro	0.76		0.78		0.80		0.77		0.76		0.77		0.75	0.73
Colombian Peso		*		*		*		*		*		*	1,914.4	1,914.7

*
USANA operations had not commenced during the period indicated.

        Interest Rate Risks.    As of December 28, 2013, we had no outstanding debt, and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 28, 2013.

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

        Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment, using those criteria, management concluded that, as of December 28, 2013, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of December 28, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 28, 2013, that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited USANA Health Sciences, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). USANA Health Sciences, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, USANA Health Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of USANA Health Sciences, Inc. and subsidiaries as of December 28, 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the year then ended, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 13, 2014

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form:

1.
Financial Statements

  2.
  Financial Statement Schedules.

        For the years ended December 31, 2011, December 29, 2012, and December 28, 2013

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
10.5	Amendment to Credit Agreement, dated as of May 17, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the period ended July 1, 2006, filed August 8, 2006)
10.6	Amendment to Credit Agreement, dated as of April 24, 2007 (incorporated by reference to Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 7, 2007)—Josh—do we need these?
10.7	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)*

Exhibit Number	Description
10.8	Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
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
10.21	Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to Report on Form 8-K, filed July 23, 2013)

Exhibit Number	Description
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of March 3, 2014 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Chief Executive Officer

Date: March 13, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 13, 2014
/s/ DAVID A. WENTZ David A. Wentz	Chief Executive Officer (Principal Executive Officer)	March 13, 2014
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 13, 2014
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 13, 2014
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 13, 2014
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 13, 2014
/s/ PAUL A. JONES Paul A. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited the accompanying consolidated balance sheet of USANA Health Sciences, Inc. and subsidiaries as of December 28, 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 28, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and subsidiaries as of December 28, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USANA Health Sciences, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 13, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
USANA Health Sciences, Inc.:

        In our opinion, the consolidated balance sheet as of December 29, 2012 and the related consolidated statements of comprehensive income, of stockholders' equity and of cash flows for each of two years in the period ended December 29, 2012 present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and its subsidiaries at December 29, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 29, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 11, 2013

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 29, 2012	As of December 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$70,839	$137,343
Securities held-to-maturity, net	—	8,642
Inventories	36,481	47,242
Prepaid expenses and other current assets	25,225	35,818

Total current assets	132,545	229,045
Property and equipment, net	61,751	59,180
Goodwill	17,890	18,243
Intangible assets, net	42,085	42,329
Deferred tax assets	5,956	5,519
Other assets	7,128	14,154

	$267,355	$368,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,040	$9,502
Other current liabilities	63,804	86,369

Total current liabilities	70,844	95,871
Deferred tax liabilities	10,001	10,866
Other long-term liabilities	938	1,211
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 13,821 as of December 29, 2012 and 13,886 as of December 28, 2013	14	14
Additional paid-in capital	43,822	54,691
Retained earnings	134,800	200,023
Accumulated other comprehensive income	6,936	5,794

Total stockholders' equity	185,572	260,522

	$267,355	$368,470

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	2011	2012	2013
Net sales	$581,939	$648,726	$718,175
Cost of sales	101,692	115,804	127,435

Gross profit	480,247	532,922	590,740
Operating expenses:
Associate incentives	265,928	280,506	307,820
Selling, general and administrative	137,063	154,237	166,208

Total operating expenses	402,991	434,743	474,028

Earnings from operations	77,256	98,179	116,712
Other income (expense):
Interest income	191	247	464
Interest expense	(9)	(20)	(1)
Other, net	40	20	(594)

Other income (expense), net	222	247	(131)

Earnings before income taxes	77,478	98,426	116,581
Income taxes	26,726	31,993	37,557

Net earnings	$50,752	$66,433	$79,024

Earnings per common share
Basic	$3.30	$4.57	$5.77
Diluted	$3.26	$4.45	$5.56
Weighted average common shares outstanding
Basic	15,361	14,547	13,695
Diluted	15,574	14,923	14,204
Comprehensive income:
Net earnings	$50,752	$66,433	$79,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,958	1,642	(1,458)
Tax benefit (expense) related to foreign currency translation adjustment	(1,476)	(545)	316

Other comprehensive income (loss), net of tax	482	1,097	(1,142)

Comprehensive income	$51,234	$67,530	$77,882

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2011; December 29, 2012; and December 28, 2013

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 1, 2011	15,985	$16	$51,222	$90,207	$5,357	$146,802
Net earnings				50,752		50,752
Other comprehensive income (loss), net of tax					482	482
Equity-based compensation expense			10,549			10,549
Common stock repurchased and retired	(1,120)	(1)	(11,298)	(22,160)		(33,459)
Common stock issued under equity award plans, including tax expense of $317	75		(278)			(278)
Tax impact of canceled vested equity awards			(938)			(938)

Balance at December 31, 3011	14,940	15	49,257	118,799	5,839	173,910
Net earnings				66,433		66,433
Other comprehensive income (loss), net of tax					1,097	1,097
Equity-based compensation expense			10,210			10,210
Common stock repurchased and retired	(1,644)	(2)	(17,860)	(50,432)		(68,294)
Common stock awarded to Associates	2		80			80
Common stock issued under equity award plans, including tax benefit of $2,201	523	1	2,509			2,510
Tax impact of canceled vested equity awards			(374)			(374)

Balance at December 29, 2012	13,821	14	43,822	134,800	6,936	185,572
Net earnings				79,024		79,024
Other comprehensive income (loss), net of tax					(1,142)	(1,142)
Equity-based compensation expense			7,624			7,624
Common stock repurchased and retired	(414)		(4,284)	(13,801)		(18,085)
Common stock issued under equity award plans, including tax benefit of $7,101	479		7,555			7,555
Tax impact of canceled vested equity awards			(26)			(26)

Balance at December 28, 2013	13,886	$14	$54,691	$200,023	$5,794	$260,522

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2011	2012	2013
Cash flows from operating activities
Net earnings	$50,752	$66,433	$79,024
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	8,474	8,826	9,044
(Gain) loss on sale of property and equipment	45	(36)	(16)
Equity-based compensation expense	10,549	10,210	7,624
Excess tax benefits from equity-based payment arrangements	(48)	(3,443)	(7,466)
Common stock awarded to Associates	—	80	—
Deferred income taxes	(1,599)	4,111	814
Changes in operating assets and liabilities:
Inventories	(3,209)	1,370	(11,783)
Prepaid expenses and other assets	4,024	(6,341)	(8,465)
Accounts payable	1,502	(985)	2,790
Other liabilities	(382)	12,580	27,327

Net cash provided by operating activities	70,108	92,805	98,893
Cash flows from investing activities
Additions to notes receivable	—	—	(4,942)
Purchases of investment securities held-to-maturity	—	—	(8,643)
Proceeds from sale of property and equipment	34	154	47
Purchases of property and equipment	(10,643)	(8,432)	(8,051)

Net cash used in investing activities	(10,609)	(8,278)	(21,589)
Cash flows from financing activities
Proceeds from equity awards exercised	39	309	454
Excess tax benefits from equity-based payment arrangements	48	3,443	7,466
Repurchase of common stock	(33,459)	(68,294)	(18,085)
Borrowings on line of credit	—	1,846	—
Payments on line of credit	—	(1,846)	—

Net cash used in financing activities	(33,372)	(64,542)	(10,165)
Effect of exchange rate changes on cash and cash equivalents	4	501	(635)

Net increase in cash and cash equivalents	26,131	20,486	66,504
Cash and cash equivalents, beginning of period	24,222	50,353	70,839

Cash and cash equivalents, end of period	$50,353	$70,839	$137,343

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10	$20	$1
Income taxes	24,539	27,131	26,952

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "USANA") develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Company operates as a direct selling company and reports revenue in two geographic regions: Americas and Europe and Asia Pacific, which is further divided into three sub-regions; Southeast Asia Pacific, Greater China, and North Asia. Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands. Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea.

Principles of consolidation and basis of presentation

        The accompanying Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("US GAAP").

Use of estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.. Significant estimates for the Company relate to revenue recognition, inventory obsolescence, goodwill and other intangible assets, equity-based compensation, and income taxes. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2011, 2012, and 2013 were 52-week years. Fiscal year 2011 covered the period January 2, 2011 to December 31, 2011 (hereinafter 2011). Fiscal year 2012 covered the period January 1, 2012 to December 29, 2012 (hereinafter 2012). Fiscal year 2013 covered the period December 30, 2012 to December 28, 2013 (hereinafter 2013).

Fair value measurements

        The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

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

        As of December 29, 2012 and December 28 2013, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 29, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$1,610	$1,610	$—	$—

		Fair Value Measurements Using:
	December 28, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$9,249	$9,249	$—	$—
Term deposits included in cash equivalents	348	—	348	—

        There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2013 and 2012.

        The majority of the Company's non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. For the years ended 2011, 2012, and 2013, there were no non-financial assets measured at fair value on a non-recurring basis.

Fair value of financial instruments

        At December 29, 2012 and December 28, 2013, the Company's financial instruments include cash equivalents, restricted cash, securities held-to-maturity, and notes receivable. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Securities held-to-maturity consist of certificates of deposits. The fair value of a certificate of deposit is determined based on the pervasive interest rates in the market, which is considered to be a Level 2 input. The carrying values of these certificates of deposit approximate their fair values due to their short-term maturities.

Translation of foreign currencies

        The functional currency of the Company's foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at month-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the monthly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses from foreign currency transactions are included in the "Other, net" component of Other income (expense) in the Company's consolidated statements of comprehensive income.

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 29, 2012 and December 28, 2013 consisted primarily of money market fund investments, certificates of deposit with initial terms of less than three months, and amounts receivable from credit card processors. Amounts receivable from credit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 29, 2012 and December 28, 2013 totaled $6,081 and $5,490, respectively.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes.

        The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,208 as of December 29, 2012, and $3,296 as of December 28, 2013. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration for Industry & Commerce of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in "Other assets" line item in the Company's consolidated balance sheets.

Securities Held-to-Maturity

        Investment securities as of December 28, 2013 consist of certificates of deposit with initial terms of greater than three months and are classified as held-to-maturity (HTM). HTM securities are those securities in which the Company has the ability and intent to hold the security until maturity. HTM securities are recorded at amortized cost. Premiums and discounts on HTM securities are amortized or accreted over the life of the related HTM security as an adjustment to yield using the effective-interest

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method. Such amortization and accretion is included in the "Other net" line item in the Company's consolidated statements of comprehensive income. Interest income is recognized when earned.

        A decline in the market value of any HTM security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other-than-temporary, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected. No other-than-temporary impairments were recorded by the Company during the year ended December 28, 2013.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using a standard costing system which approximates the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. Market value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in an adjustment to inventory.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts Receivable are included in "Prepaid expenses and other current assets" line item in the Company's consolidated balance sheets.

Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes. Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered indefinitely reinvested. At December 28, 2013, taxes had not been provided on $10,200 of accumulated undistributed earnings of subsidiaries that have been or are intended to be indefinitely reinvested.

Property and equipment

        Property and equipment are recorded at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the related assets. The straight-line method of depreciation and amortization is followed for financial statement purposes. Leasehold improvements are amortized over the shorter of the life of the respective lease or the useful life of the improvements. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Notes receivable

        Notes receivable consists primarily of a secured loan to a third-party supplier of our nutrition bars. We have extended non-revolving credit to this supplier of up to $7,000 to allow this supplier to acquire equipment that is necessary to manufacture the USANA nutrition bars. This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties. Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value. Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA's nutrition bars. There is no prepayment penalty. Notes receivable from this supplier as of December 28, 2013 were $4,942.

        The third-party supplier is considered to be a variable interest entity; however, the Company is not the primary beneficiary due to the inability to direct the activities that most significantly affect the third-party supplier's economic performance. The Company does not absorb a majority of the third-party supplier's expected losses or returns. Consequentially, the financial information of the third-party supplier is not consolidated. The maximum exposure to loss as a result of the Company's involvement with the third-party supplier is limited to the carrying value of the note receivable due from the third-party supplier.

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed. The first step involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. During 2011, 2012, and 2013, no impairment of goodwill was recorded.

Intangible assets

        Intangible assets represent definite-lived and indefinite-lived intangible assets acquired in connection with the purchase of the Company's China subsidiary in 2010. Definite-lived intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2011, 2012, and 2013, no impairment of indefinite-lived intangible assets was recorded.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $125 and aggregate claims that are greater than 100% of projected claims. A liability is accrued and reflected in the Balance Sheet for all unpaid claims. Total expense under this self insurance program was $4,274, $4,518 and $5,281 in 2011, 2012 and 2013, respectively.

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $39, $309, and $454 in cash proceeds from the exercise of equity awards in 2011, 2012, and 2013, respectively. The Company also realizes an income tax benefit from the exercise of certain equity awards.

        Upon exercise, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool"). If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax expense recorded in additional paid-in capital was $1,255 in 2011. The total tax benefit recorded in additional paid-in capital was $1,827, and $7,075, in 2012 and 2013 respectively.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 28, 2013, $13,622 was available to repurchase shares under this plan. The Company expended $33,459, $68,294, and $18,085 to repurchase and retire shares during 2011, 2012, and 2013, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Revenue recognition and deferred revenue

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis in the consolidated statements of comprehensive income (excluded from net sales).

Product return policy

        All products that are returned within the first 30 days following purchase are refunded at 100% of the sales price to retail customers and Preferred Customers. This 30-day return policy is offered to Associates only on their first order. All other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange.

        This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. Product returns totaled approximately 1.1% of net sales in 2011, 0.8% of net sales in 2012, and 0.9% of net sales in 2013.

Shipping and handling costs

        The Company's shipping and handling costs are included in cost of sales for all periods presented.

Associate incentives

        Associate incentives expenses include all forms of commissions, and other incentives paid to our Associates, less commissions paid to Associates on personal purchases, which are considered a sales discount and are reported as a reduction to net sales.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

        Advertising costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Advertising expense totaled $3,893 in 2011, $3,942 in 2012 and $3,650 in 2013.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $4,071 in 2011, $4,664 in 2012 and $5,083 in 2013.

Earnings per share

        Basic earnings per common share (EPS) are based on the weighted-average number of common shares that were outstanding during each period. Diluted earnings per common share include the effect of potentially dilutive common shares calculated using the treasury stock method, which include in-the-money, equity-based awards that have been granted but have not been issued.

NOTE B—INVESTMENTS

        The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of HTM securities by major security type and class of security were as follows:

	As of December 28, 2013
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Certificates of Deposit	$8,642	$—	$—	$8,642

Total Held-to-Maturity Securities	$8,642	$—	$—	$8,642

        All HTM securities as of December 28, 2013 mature within one year.

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 29, 2012	December 28, 2013
Raw materials	$9,228	$13,824
Work in progress	7,703	8,147
Finished goods	19,550	25,271

	$36,481	$47,242

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 29, 2012	December 28, 2013
Prepaid insurance	$1,266	$1,577
Other prepaid expenses	3,340	3,929
Federal income taxes receivable	4,865	6,592
Miscellaneous receivables, net	3,374	7,010
Deferred commissions	5,808	5,504
Deferred tax assets	4,255	8,588
Other current assets	2,317	2,618

	$25,225	$35,818

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2011	2012	2013
Current
Federal	$22,383	$27,779	$26,233
State	1,913	1,141	94
Foreign	4,442	4,051	9,626

Total Current	28,738	32,971	35,953
Deferred
Federal	1,044	(145)	5,507
State	(71)	94	(5)
Foreign	(2,985)	(927)	(3,898)

Total Deferred	(2,012)	(978)	1,604

	$26,726	$31,993	$37,557

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2011, 2012, and 2013, is as follows:

	Year ended
	2011	2012	2013
Federal income taxes at statutory rate	$27,117	$34,449	$40,803
State income taxes, net of federal tax benefit	1,373	1,201	102
Qualified production activities deduction	(1,576)	(2,651)	(1,700)
Foreign income taxes	—	(337)	(890)
All other, net	(188)	(669)	(758)

	$26,726	$31,993	$37,557

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

The significant categories of deferred taxes are as follows:

	December 29, 2012	December 28, 2013
Deferred tax assets
Inventory differences	$2,415	$3,111
Accruals not currently deductible	2,533	5,345
Equity-based compensation	4,375	2,779
Intangible assets	9,532	10,590
Net operating losses	2,240	530
Other	2,675	2,315

Gross deferred tax assets	23,770	24,670
Valuation allowance	(1,598)	(530)

Net deferred tax assets	22,172	24,140

Deferred tax liabilities
Depreciation/amortization	(5,260)	(5,323)
Accumulated other comprehensive income	(3,833)	(3,418)
Prepaid expenses	(1,240)	(1,370)
Intangible assets	(10,521)	(10,590)
Other	(2,490)	(5,268)

Gross deferred tax liabilities	(23,344)	(25,969)

Net deferred taxes	$(1,172)	$(1,829)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	December 29, 2012	December 28, 2013
Net current deferred tax assets	$4,255	$8,588
Net noncurrent deferred tax assets	5,956	5,519
Net current deferred tax liabilities	(1,382)	(5,070)
Net noncurrent deferred tax liabilities	(10,001)	(10,866)

Net deferred taxes	$(1,172)	$(1,829)

        At December 28, 2013, the Company had foreign operating loss carry forwards of approximately $2,218. If these operating losses are not used, they will expire between 2014 and 2018. A valuation allowance of $530 has been placed on these foreign operating loss carry forwards. The valuation allowance is determined using a more likely than not realization criteria and is based upon all available positive and negative evidence, including future reversals of temporary differences. A future increase or decrease in the current valuation allowance is not expected to impact the income tax provision due to the Company's ability to fully utilize foreign tax credits associated with taxable income in these jurisdictions.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations that arose in 2013 and prior years as the Company considers these earnings to be indefinitely reinvested. As of December 28, 2013, the undistributed earnings of these subsidiaries was $10,200. If these earnings were repatriated to the United States, the Company would need to accrue and pay the related tax. However, the Company considers these earnings indefinitely re-invested and has no plans to repatriate these earnings.

        The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 29, 2012 and December 28, 2013, the Company had no significant unrecognized tax benefits.

        From time to time, the Company is subject to federal, state, and foreign tax authority income tax examinations. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2010 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is on-going.

NOTE F—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 29, 2012	December 28, 2013
Buildings	40	$40,766	$39,500
Laboratory and production equipment	5 - 7	22,366	23,383
Sound and video library	5	600	600
Computer equipment and software	3 - 5	32,639	32,960
Furniture and fixtures	3 - 5	5,350	5,346
Automobiles	3 - 5	285	330
Leasehold improvements	3 - 5	6,817	7,699
Land improvements	15	2,196	2,085

		111,019	111,903
Less accumulated depreciation and amortization		59,049	62,724

		51,970	49,179
Land		8,211	7,315
Deposits and projects in process		1,570	2,686

		$61,751	$59,180

Depreciation of property and equipment for the years ended 2011, 2012, and 2013 was $7,431, $7,717, and $8,152, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS

        The Company performed its annual goodwill impairment test during the third quarter of 2013. The Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized in 2013.

        The Company performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2013. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible assets was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairments of indefinite-lived intangible assets were recognized in 2013.

        The changes in the carrying amount of goodwill are as follows:

	December 29, 2012	December 28, 2013
Balance at beginning of year:
Gross goodwill	$17,740	$17,890
Accumulated impairment losses	—	—

Net goodwill as of beginning of year	17,740	17,890
Goodwill acquired during the year	—	—
Impairment loss	—	—
Currency translation adjustment	150	353

Balance as of end of year
Gross goodwill	17,890	18,243
Accumulated impairment losses	—	—

Net goodwill as of end of year	$17,890	$18,243

	As of December 29, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,256	$(1,011)	$3,245	10
Customer relationships	2,073	(1,641)	432	3

	6,329	(2,652)	3,677
Indefinite-lived intangible assets
Product formulas	9,384		9,384
Direct sales license	29,024		29,024

	38,408		38,408

	$44,737		$42,085

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS (Continued)

	As of December 28, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,372	$(1,505)	$2,867	10
Customer relationships	2,130	(2,130)	—	3

	6,502	(3,635)	2,867
Indefinite-lived intangible assets
Product formulas	9,641		9,641
Direct sales license	29,821		29,821

	39,462		39,462

	$45,964		$42,329

Estimated Amortization Expense:
2014	438
2015	438
2016	438
2017	438
2018	438
Thereafter	677

	$2,867

Aggregate amortization of intangible assets for the years ended 2011, 2012, and 2013 was $1,515, $1,090, and $897, respectively.

NOTE H—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 29, 2012	December 28, 2013
Associate incentives	$15,252	$22,516
Accrued employee compensation	16,402	19,470
Income taxes	1,414	4,928
Sales taxes	4,569	6,435
Deferred tax liabilities	1,382	5,070
Associate promotions	1,775	2,824
Deferred revenue	15,601	16,058
Provision for returns and allowances	717	591
All other	6,692	8,477

	$63,804	$86,369

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—LONG-TERM DEBT AND LINE OF CREDIT

        The Company has a line of credit with Bank of America. Interest is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. On July 18, 2013, the Company entered into an amended credit agreement, which increased the amount that it may borrow under the credit facility to $75,000. The only other modification to the original credit agreement was that any new or existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $3,800 reduction in the available borrowing limit as of December 28, 2013 due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

        There was no outstanding debt on this line of credit at December 29, 2012 or at December 28, 2013. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE J—COMMITMENTS AND CONTINGENCIES

1.     Operating leases

        With the exception of the Company's Salt Lake City headquarters, Australian facility, and Tianjin, China facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2019. The Company utilizes equipment under non-cancelable operating leases, expiring through 2016. The minimum commitments under operating leases at December 28, 2013 are as follows:

Year ending
2014	$7,412
2015	4,469
2016	3,060
2017	1,508
2018	1,097
Thereafter	436

$17,982

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2011, 2012, and 2013 was approximately $6,410, $6,452, and $9,254 respectively.

2.     Contingencies

        The Company is involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, relationships with competitors, employees and other matters. The Company establishes reserves when a particular contingency is

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

probable and estimable. The Company has not accrued for any contingency at December 28, 2013 as the Company does not consider a contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

        The Company has previously disclosed that the Securities and Exchange Commission is conducting a formal investigation, which involve possible issues regarding trading in the Company's stock during late 2012 by certain of the Company's directors, including the Chairman. The Company, as well as certain of its directors and executives received subpoenas from the SEC to produce documents related to this matter. The Company and its directors are cooperating with the SEC in this matter. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote. As such, management believes that the ultimate outcome of the SEC investigation will not have a material impact on the Company's financial position or results of operations.

3.     Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2011, 2012, and 2013 were $979, $1,024, and $1,149, respectively.

NOTE K—EQUITY-BASED COMPENSATION

        Equity-based compensation expense for fiscal years 2011, 2012, and 2013 was $10,549, $10,210, and $7,624, respectively. The related tax benefit for these periods was $3,852, $3,554, and $2,575, respectively.

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 28, 2013. This table does not include an estimate for future grants that may be issued.

2014	$5,948
2015	4,040
2016	2,085
2017	1,286
2018	236

$13,595

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

        Since its inception 10,000 shares have been authorized under the 2006 Plan. As of December 28, 2013, a total of 6,004 awards had been granted under the 2006 Plan, of which 5,882 were stock-settled stock appreciation rights, 8 were stock options, and 114 were deferred stock units. Also, as of December 28, 2013, a total of 1,043 awards had been canceled and added back to the number of units available for issuance under the 2006 Plan.

        The Company's Compensation Committee utilizes two types of vesting methods when granting awards to officers and key employees under the 2006 Plan based upon the nature of the grant. Awards granted to officers and key employees upon hire or promotion to such a position will generally vest 20% each year on the anniversary of the grant date and expire five and one-half years from the date of grant. Awards granted as a supplement to existing equity awards held by officers and key employees will generally vest 50% on the first grant date anniversary following the final vesting of previous grants. These supplemental awards typically expire five and one-half years from the date of grant. Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter, commencing on the last day of the fiscal quarter in which the awards are granted, and will expire five years to five and one-half years from the date of grant. Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards. The weighted-average fair value of stock-settled stock appreciation rights that were granted in 2011, 2012, and 2013 was $12.40, $15.35, and $17.59, respectively. Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year Ended
	2011	2012	2013
Expected volatility(1)	56.0%	50.7%	41.9%
Risk-free interest rate(2)	1.1%	0.6%	0.7%
Expected life(3)	3.9 yrs.	3.9 yrs.	3.9 yrs.
Expected dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average grant price(5)	$28.89	$39.41	$53.83

(1)
Through June, 2012 expected volatility was a weighted-average of historical volatility and implied volatility. In July 2012, the Company eliminated the implied volatility aspect of this calculation and began utilizing historical volatility alone.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 29, 2012	2,689	$34.43	2.9	$5,136
Granted	175	53.83
Exercised	(939)	32.20
Canceled	(98)	35.87
Expired	—	—

Outstanding at December 28, 2013	1,827	$37.37	2.6	$74,160

Exercisable at December 28, 2013	540	$35.73	1.8	$22,678

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at December 29, 2012 and December 28, 2013, was $31.60 and $77.72, respectively.

        The total intrinsic value of stock options and stock-settled stock appreciation rights exercised was$925 in 2011, $20,590 in 2012, and $32,837 in 2013. The Company currently has no deferred stock units that are considered non-vested.

        The total fair value of equity awards that vested during fiscal years 2011, 2012, and 2013 was $10,993, $10,211, and $8,096, respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

NOTE L—SEGMENT INFORMATION

        USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global network marketing system of independent distributors ("Associates"). As such, management aggregates its operating segments into one reportable segment as management believes that the Company's segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company's nutritional and personal care products for the periods indicated.

	Year Ended
	2011	2012	2013
USANA® Nutritionals	79%	80%	80%
USANA Foods	11%	11%	11%
Sensé—beautiful science®	7%	7%	6%

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

        Selected financial information for the Company is presented for two geographic regions: Americas and Europe, and Asia Pacific, with three sub-regions under Asia Pacific. Individual markets are categorized into these regions as follows:

  •
  Americas and Europe—United States, Canada, Mexico, Colombia(1), the United Kingdom, France(2), Belgium(2), and the Netherlands.

  •
  Asia Pacific—

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand(2)

  •
  Greater China—Hong Kong, Taiwan and China(3)

  •
  North Asia—Japan and South Korea

Selected Financial Information

        Financial information, presented by geographic is listed below:

	2011	2012	2013
Net Sales to External Customers
Americas and Europe	$236,386	$244,333	$261,682
Asia Pacific
Southeast Asia Pacific	111,447	139,651	155,362
Greater China	204,822	235,626	271,812
North Asia	29,284	29,116	29,319

Asia Pacific Total	345,553	404,393	456,493

Consolidated Total	$581,939	$648,726	$718,175

(1)
The Company commenced operations in Colombia at the beginning of the third quarter of 2013

(2)
The Company commenced operations in Thailand, France, and Belgium at the end of the first quarter 2012.

(3)
The Company's business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

	December 29, 2012	December 28, 2013
Long-lived Assets
Americas and Europe	$48,101	$52,908
Asia Pacific
Southeast Asia Pacific	17,866	15,868
Greater China	61,104	63,505
North Asia	1,783	1,625

Asia Pacific Total	80,753	80,998

Consolidated Total	$128,854	$133,906

Total Assets
Americas and Europe	$106,170	$183,561
Asia Pacific
Southeast Asia Pacific	43,234	36,349
Greater China	109,510	141,542
North Asia	8,441	7,018

Asia Pacific Total	161,185	184,909

Consolidated Total	$267,355	$368,470

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	2011	2012	2013
Net sales:
United States	$148,061	$152,460	$157,543
Hong Kong	156,672	180,837	132,285
China	N/A	N/A	106,710
Canada	67,024	N/A	N/A
Long-lived Assets:
China		$59,130	$61,716
United States		46,559	51,260
Australia		15,121	N/A

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2012 and 2013.

2012	First	Second	Third	Fourth
Net sales	$154,120	$160,901	$165,175	$168,530
Gross profit	$126,903	$132,828	$134,832	$138,359
Net earnings	$13,751	$16,745	$17,490	$18,447
Earnings per share:
Basic	$0.92	$1.14	$1.22	$1.30
Diluted	$0.90	$1.11	$1.18	$1.27

2013	First	Second	Third	Fourth
Net sales	$169,082	$189,136	$173,691	$186,266
Gross profit	$138,821	$157,231	$142,200	$152,488
Net earnings	$17,779	$24,210	$16,753	$20,282
Earnings per share:
Basic	$1.30	$1.79	$1.22	$1.46
Diluted	$1.28	$1.72	$1.16	$1.41

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

NOTE N—EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Year ended
	2011	2012	2013
Net earnings available to common shareholders	$50,752	$66,433	$79,024

Basic EPS
Shares
Common shares outstanding entire period	15,985	14,940	13,821
Weighted average common shares:
Issued during period	32	199	232
Canceled during period	(656)	(592)	(358)

Weighted average common shares outstanding during period	15,361	14,547	13,695

Earnings per common share from net earnings—basic	$3.30	$4.57	$5.77

Diluted EPS
Shares
Weighted average common shares outstanding during period—basic	15,361	14,547	13,695
Dilutive effect of in-the-money equity awards	213	376	509

Weighted average common shares outstanding during period—diluted	15,574	14,923	14,204

Earnings per common share from net earnings—diluted	$3.26	$4.45	$5.56

        Equity awards for 2,773 shares, 1,039 shares, and 344 shares of stock were not included in the computation of EPS for the years ended 2011, 2012, and 2013, respectively, due to the fact that their effect would be anti-dilutive.

        During the years ended 2011, 2012, and 2013, the Company expended $33,459, $68,294, and $18,085 to purchase 1,120 shares, 1,644 shares, and 414 shares, respectively, under the Company's share repurchase plan. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

NOTE O—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Holdings, Ltd. As of December 28, 2013, Gull Holdings, Ltd. owned 47.4% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz's private entity, Sanoviv S.A. de C.V. ("Sanoviv"), contracts with Medicis, S.C. ("Medicis"), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Medicis and Medicis carries out all of the operations of the medical institute, which include employing all of the medical

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

and healthcare professionals who provide services at the medical institute. The Medicis medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

        Medicis performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Medicis provides physicians and other medical staff to speak at USANA Associate events. Finally, Medicis performs heath assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Medicis $360 in 2011, $359 in 2012, and $381 in 2013. The Company's agreements with Medicis were approved by the Audit Committee in advance of the Company's entry into the agreements. USANA's collaboration with Medicis is terminable at will by USANA at any time, without any continuing commitment by USANA.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
December 31, 2011
Deducted from related asset account:
Allowance for sales returns	929	149	—	64	1,014
Allowance for doubtful accounts	1,773	48	—	241	1,580
Valuation allowance—deferred tax assets	1,595	189	—	—	1,784
December 29, 2012
Deducted from related asset account:
Allowance for sales returns	1,014	46	—	343	717
Allowance for doubtful accounts	1,580	230	—	2	1,808
Valuation allowance—deferred tax assets	1,784	—	—	186	1,598
December 28, 2013
Deducted from related asset account:
Allowance for sales returns	717	44	—	170	591
Allowance for doubtful accounts	1,808	98	—	26	1,880
Valuation allowance—deferred tax assets	1,598	—	—	1,068	530