Form 10-Q
period 2014-03-29
USANA HEALTH SCIENCES INC
filed 2014-05-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2014 was 13,922,660.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 28,	March 29,
	2013	2014

ASSETS
Current assets
Cash and cash equivalents	$137,343	$142,733
Securities held-to-maturity, net	8,642	4,428
Inventories	47,242	46,890
Prepaid expenses and other current assets	35,818	32,308
Total current assets	229,045	226,359

Property and equipment, net	59,180	58,843

Goodwill	18,243	17,933
Intangible assets, net	42,329	41,210
Deferred tax assets	5,519	5,695
Other assets	14,154	21,426
	$368,470	$371,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,502	$6,083
Other current liabilities	86,369	73,861
Total current liabilities	95,871	79,944

Deferred tax liabilities	10,866	10,577
Other long-term liabilities	1,211	1,204

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 13,886 as of December 28, 2013 and 13,981 as of March 29, 2014	14	14
Additional paid-in capital	54,691	58,383
Retained earnings	200,023	216,560
Accumulated other comprehensive income	5,794	4,784
Total stockholders’ equity	260,522	279,741
	$368,470	$371,466

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	March 30,	March 29,
	2013	2014

Net sales	$169,082	$182,401
Cost of sales	30,261	33,828

Gross profit	138,821	148,573

Operating expenses:
Associate incentives	69,855	78,874
Selling, general and administrative	42,404	44,577

Total operating expenses	112,259	123,451

Earnings from operations	26,562	25,122

Other income (expense):
Interest income	78	212
Interest expense	—	(6)
Other, net	(104)	(81)

Other income (expense), net	(26)	125

Earnings before income taxes	26,536	25,247

Income taxes	8,757	8,710

Net earnings	$17,779	$16,537

Earnings per common share
Basic	$1.30	$1.19
Diluted	$1.28	$1.15

Weighted average common shares outstanding
Basic	13,643	13,919
Diluted	13,903	14,395

Comprehensive income:

Net earnings	$17,779	$16,537

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	31	(1,662)
Tax benefit (expense) related to foreign currency translation adjustment	(66)	652

Other comprehensive income (loss), net of tax	(35)	(1,010)

Comprehensive income	$17,744	$15,527

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 29, 2014

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 28, 2013	13,886	$14	$54,691	$200,023	$5,794	$260,522
Net earnings				16,537		16,537
Other comprehensive income (loss), net of tax					(1,010)	(1,010)
Equity-based compensation expense			1,836			1,836
Common stock issued under equity award plans, including tax benefit of $1,856	95		1,856			1,856

Balance at March 29, 2014	13,981	$14	$58,383	$216,560	$4,784	$279,741

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30,	March 29,
	2013	2014

Cash flows from operating activities
Net earnings	$17,779	$16,537
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,303	2,211
(Gain) loss on sale of property and equipment	(3)	4
Equity-based compensation expense	2,369	1,836
Excess tax benefits from equity-based payment arrangements	(185)	(1,856)
Deferred income taxes	(819)	(146)
Changes in operating assets and liabilities:
Inventories	(6,522)	45
Prepaid expenses and other assets	6,136	(3,339)
Accounts payable	1,097	(3,704)
Other liabilities	(1,850)	(9,119)

Net cash provided by (used in) operating activities	20,305	2,469

Cash flows from investing activities
Additions to notes receivable	(1,142)	(1,429)
Purchases of investment securities held-to-maturity	—	(1,488)
Maturities of investment securities	—	5,701
Proceeds from sale of property and equipment	3	6
Purchases of property and equipment	(872)	(979)

Net cash provided by (used in) investing activities	(2,011)	1,811

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	185	1,856
Repurchase of common stock	(18,085)	—

Net cash provided by (used in) financing activities	(17,900)	1,856

Effect of exchange rate changes on cash and cash equivalents	(186)	(746)

Net increase in cash and cash equivalents	208	5,390

Cash and cash equivalents, beginning of period	70,839	137,343

Cash and cash equivalents, end of period	$71,047	$142,733

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$—	$6
Income taxes	1,101	787

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

The condensed balance sheet as of December 28, 2013, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of March 29, 2014 and results of operations for the three months ended March 30, 2013 and March 29, 2014.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.  The results of operations for the three months ended March 29, 2014, may not be indicative of the results that may be expected for the fiscal year 2014 ending January 3, 2015.

NOTE B — FAIR VALUE MEASURES

The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES — CONTINUED

As of December 28, 2013 and March 29, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 28, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Money market funds included in cash equivalents	$9,249	$9,249	$—	$—
Term deposits included in cash equivalents	348	—	348	—

		Fair Value Measurements Using:
	March 29, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Money market funds included in cash equivalents	$14,603	$14,603	$—	$—
Term deposits included in cash equivalents	1,440	—	1,440	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 28, 2013 and March 29, 2014, there were no non-financial assets measured at fair value on a non-recurring basis.

At December 28, 2013 and March 29, 2014, the Company’s financial instruments include cash equivalents, restricted cash, securities held-to-maturity, and notes receivable. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.  Securities held-to-maturity consist of certificates of deposits. The fair value of a certificate of deposit is determined based on the pervasive interest rates in the market, which is considered to be a Level 2 input. The carrying values of these certificates of deposit approximate their fair values due to their short-term maturities.

NOTE C — INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security were as follows:

	As of December 28, 2013
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Certificates of Deposit	$8,642	$—	$—	$8,642
Total Held-to-Maturity Securities	$8,642	$—	$—	$8,642

	As of March 29, 2014
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Certificates of Deposit	$4,428	$—	$—	$4,428
Total Held-to-Maturity Securities	$4,428	$—	$—	$4,428

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D — INVENTORIES

Inventories consist of the following:

	December 28,	March 29,
	2013	2014

Raw materials	$13,824	$12,975
Work in progress	8,147	8,585
Finished goods	25,271	25,330
	$47,242	$46,890

NOTE E — OTHER ASSETS

The Company has extended non-revolving credit to its supplier of nutrition bars of up to $7,000 to allow this supplier to acquire the necessary equipment to manufacture the USANA nutrition bars.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of December 28, 2013, and March 29, 2014 were $4,942 and $6,421, respectively.

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational during the latter-half of 2015.  As part of this project, land-use rights totaling $7,158 have been purchased and will be amortized over 50 years.  Land-use rights are classified in “Other assets” line item in the Company’s consolidated balance sheets.

NOTE F — CONTINGENCIES

The Company is involved in various lawsuits, claims, and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

The Company has previously disclosed that the Securities and Exchange Commission is conducting a formal investigation, which involve possible issues regarding trading in the Company’s stock during late 2012 by certain of the Company’s directors, including the Chairman.  In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote.  As such, management believes that the ultimate outcome of the SEC investigation will not have a material impact on the Company’s financial position or results of operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION

The Company utilizes a share-based compensation plan, which is more fully described in Note K to the Consolidated Financial Statements in Form 10-K for the year ended December 28, 2013.

Equity-based compensation expense for the fiscal quarters ended March 30, 2013, and March 29, 2014, was $2,369 and $1,836, respectively.  The related tax benefit for these periods was $812 and $617, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of March 29, 2014.  This table does not include an estimate for future grants that may be issued.

2014	$6,784
2015	7,299
2016	5,420
2017	3,348
2018	541
$23,392

The cost above is expected to be recognized over a weighted-average period of 2.2 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock-settled stock appreciation rights that were granted during the three months ended March 30, 2013, and March 29, 2014, was $13.34 and $17.73, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.

	Three Months Ended
	March 30,	March 29,
	2013	2014

Expected volatility (1)	43.7%	39.9%
Risk-free interest rate (2)	0.6%	1.2%
Expected life (3)	3.97 yrs	3.54 yrs
Expected dividend yield (4)	0.0%	0.0%
Weighted-average exercise price (5)	$38.69	$57.62

(1) The Company utilizes historical volatility of the trading price of its common stock.

(2) Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

(3) Depending upon the terms of the award, expected life may be a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period for outstanding awards, or it may be calculated under the simplified method.

(4) The Company historically has not paid dividends.

(5) Exercise price is the closing price of the Company’s common stock on the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION — CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 28, 2013	1,827	$37.37	2.6	$74,160
Granted	669	57.62
Exercised	(160)	28.83
Forfeited	(20)	27.33
Expired	—	—

Outstanding at March 29, 2014	2,316	$43.90	3.0	$70,387

Exercisable at March 29, 2014	424	$37.96	1.9	$15,280

* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the- money.  The closing price of the Company’s common stock at December 28, 2013, and March 29, 2014, was $77.72 and $74.02, respectively.

The total intrinsic value of stock options and stock-settled stock appreciation rights exercised during the three months ended March 30, 2013, and March 29, 2014, was $1,150 and $6,800, respectively.

The total fair value of equity awards that vested during the three months ended March 30, 2013, and March 29, 2014, was $270 and $496, respectively.  This total fair value includes equity-based awards issued in the form of stock options and stock-settled stock appreciation rights.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended
	March 30,	March 29,
	2013	2014

Net earnings available to common shareholders	$17,779	$16,537

Basic EPS

Shares
Common shares outstanding entire period	13,821	13,886
Weighted average common shares:
Issued during period	10	33
Canceled during period	(188)	—

Weighted average common shares outstanding during period	13,643	13,919

Earnings per common share from net earnings - basic	$1.30	$1.19

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	13,643	13,919

Dilutive effect of in-the-money equity awards	260	476

Weighted average common shares outstanding during period - diluted	13,903	14,395

Earnings per common share from net earnings - diluted	$1.28	$1.15

Equity awards for 1,085 and 273 shares of stock were not included in the computation of diluted EPS for the quarters ended March 30, 2013, and March 29, 2014, respectively, due to the fact that their effect would be anti-dilutive.

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

	Three Months Ended
	March 30,	March 29,
	2013	2014

USANA® Nutritionals	80%	79%
USANA Foods	12%	13%
Sensé — beautiful science®	6%	6%

Selected financial information for the Company is presented for two geographic regions: Americas and Europe and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•     Americas and Europe — United States, Canada, Mexico, Colombia (1), the United Kingdom, France, Belgium, and the Netherlands.

•     Asia Pacific —

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  Greater China — Hong Kong, Taiwan and China(2)

•                  North Asia — Japan and South Korea

(1)    The Company commenced operations in Colombia in the third quarter of 2013.

(2)    The Company’s business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Three Months Ended
	March 30,	March 29,
	2013	2014
Net Sales to External Customers

Americas and Europe	$64,152	$63,815
Asia Pacific
Southeast Asia Pacific	35,309	40,448
Greater China	62,985	70,847
North Asia	6,636	7,291
Asia Pacific Total	104,930	118,586

Consolidated Total	$169,082	$182,401

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended
	March 30,	March 29,
	2013	2014

Net sales:
United States	$40,238	$37,613
China	N/A	38,760
Hong Kong	41,597	23,524

	As of
	December 28,	March 29,
	2013	2014

Long-lived Assets:
China	$61,716	$66,587
United States	51,260	51,652

NOTE J — SUBSEQUENT EVENTS

On April 28, 2014, the Company’s Board of Directors authorized an increase in the amount available under its share repurchase plan to a total of $200,000.  Subsequent to March 29, 2014, and through May 5, 2014, the Company repurchased and retired 58 shares of common stock for a total investment of $4,047, at an average market price of $69.51 per share.

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 28, 2013, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of March 29, 2014, we had approximately 265,000 active Associates and approximately 78,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Americas and Europe — United States, Canada, Mexico, Colombia(1), the United Kingdom, France, Belgium, and the Netherlands

•                  Asia Pacific

•                  Southeast Asia/Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  Greater China — Hong Kong, Taiwan, and China (2)

•                  North Asia — Japan and South Korea

(1)         We commenced operations in Colombia in the third quarter of 2013.

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

	Quarter Ended
	March 30,	March 29,
	2013	2014
Product Line
USANA® Nutritionals
Essentials	27%	25%
Optimizers	53%	54%
USANA Foods	12%	13%
Sensé — beautiful science®	6%	6%
All Other	2%	2%

Key Product
USANA® Essentials	18%	16%
Proflavanol®	12%	13%

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is positively influenced by a number of factors, some of which include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, and the growing desire for a secondary source of income and small business ownership.

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We strive to ensure that our products are formulated with the latest science in nutrition research and to keep our product lines relatively compact, which we believe simplifies the selling and buying process for our Associates and Preferred Customers.  We also periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Associate incentives and selling, general and administrative expenses, however, are affected negatively by a weakening of the U.S. dollar and positively by a strengthening of the U.S. dollar.  During the quarter ended March 29, 2014, net sales outside of the United States represented 79.4% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing approximately 90% of product sales during the quarter ended March 29, 2014.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	March 30, 2013		March 29, 2014		Prior Year	Change

Americas and Europe	78,000	34.1%	82,000	30.9%	4,000	5.1%

Asia Pacific:
Southeast Asia Pacific	56,000	24.4%	64,000	24.2%	8,000	14.3%
Greater China	87,000	38.0%	110,000	41.5%	23,000	26.4%
North Asia	8,000	3.5%	9,000	3.4%	1,000	12.5%
Asia Pacific Total	151,000	65.9%	183,000	69.1%	32,000	21.2%

	229,000	100.0%	265,000	100.0%	36,000	15.7%

	Preferred Customers By Region
	As of		As of		Change from	Percent
	March 30, 2013		March 29, 2014		Prior Year	Change

Americas and Europe	55,000	82.1%	61,000	78.2%	6,000	10.9%

Asia Pacific:
Southeast Asia Pacific	7,000	10.4%	10,000	12.8%	3,000	42.9%
Greater China	3,000	4.5%	3,000	3.9%	—	0.0%
North Asia	2,000	3.0%	4,000	5.1%	2,000	100.0%
Asia Pacific Total	12,000	17.9%	17,000	21.8%	5,000	41.7%

	67,000	100.0%	78,000	100.0%	11,000	16.4%

Current Focus and Recent Developments

Our primary objective, both on a short- and long-term basis, is to strengthen and grow our active customer counts throughout the world.  To this end, in August 2013 we announced and implemented several strategic changes to our business (referred to throughout this document as “2013 strategic changes”), which are aimed at simplifying our business model for our Associates and promoting customer loyalty, enjoyment and success with USANA.  These changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program, (ii) a new reward based on the amount of a customer’s initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.  We refer to the Auto Order discount and initial order reward throughout this report collectively as “price discounts”.

We improved our Compensation Plan in several ways, including: (i) paying higher compensation to newer Associates, (ii) increasing compensation for Associates who grow their business through our Auto Order program, and (iii) simplifying the commission qualification requirements under the plan, resulting in more Associates earning compensation.  Additionally, we simplified our rank advancement system to make it easier for Associates to advance in our business, and we added new recognition benefits for Associate leaders.

During the first quarter, we continued training our Associates on the benefits of the strategic changes noted above and emphasized Associate recognition.  We also saw progress in several business indicators that we monitor to measure the success of the strategic changes.  These indicators include: active customer counts; world-wide unit volume; percent of sales processed through our Auto Order program; and the number of Associates earning a commission check.  On a year-over-year basis, we achieved double-digit growth for each of these indicators.

The positive impact to net sales, however, from improvements in these indicators will, in the short-term, be partially offset by the price discounts noted above.  For instance, overall customers grew by nearly 16% during the first quarter of 2014, compared to the prior year quarter, while net sales grew by only 7.9%.  This difference can, in most part, be attributed to the price discounts and is manifest more greatly in markets with higher Auto Order penetration.  Our annual pricing update, which takes effect during the first quarter of every year, modestly softened the impact of the strategic changes as we increased prices in several markets.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2014 increased 7.9%, or $13.3 million, compared with the first quarter of 2013.  This increase in net sales was due to sales growth in most of our markets, which was the result of a higher number of active Associates and Preferred Customers purchasing our products.  Growth in net sales was partially offset by changes in currency, which reduced net sales by $5.0 million, and also by the challenging media and regulatory environment that emerged in China during the quarter.  Net sales growth associated with growth in the number of active customers was partially offset by price discounts.

Net earnings for the first quarter of 2014 decreased 7.0%, to $16.5 million, compared with the first quarter of 2013.  This decrease was primarily the result of higher relative Associate incentives expense related to the 2013 strategic changes.  Relative to net sales, net earnings decreased to 9.1%, compared with 10.5% in the first quarter of 2013.  This relative decrease was the result of (i) lower gross margins, (ii) higher relative Associate incentives expense, and (iii) a higher effective tax rate, all of which are discussed further in the sections below.

Quarters Ended March 30, 2013 and March 29, 2014

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

Net Sales by Region (in thousands)
	Quarter Ended				Change from	Percent
	March 30, 2013		March 29, 2014		Prior Year	Change

Americas and Europe	$64,152	37.9%	$63,815	35.0%	$(337)	(0.5)%

Asia Pacific:
Southeast Asia Pacific	35,309	20.9%	40,448	22.2%	5,139	14.6%
Greater China	62,985	37.3%	70,847	38.8%	7,862	12.5%
North Asia	6,636	3.9%	7,291	4.0%	655	9.9%
Asia Pacific Total	104,930	62.1%	118,586	65.0%	13,656	13.0%

	$169,082	100.0%	$182,401	100.0%	$13,319	7.9%

Americas and Europe:  The decline in net sales in this region was due to a decrease in net sales in the United States and to changes in currency, which reduced net sales by $1.9 million.  Net sales in the United States decreased $2.6 million, or 6.5%, primarily due to pressure from price discounts, particularly as this market has the highest usage of our Auto Order program.  The United States was the one market where we did not experience an increase in unit volume to overcome the impact of price discounts as the number of active customers in this market declined slightly.  These decreases in the United States, however, were mostly offset by net sales growth in other markets within the region.  Most notably, local currency sales increased 15.3% in Canada and 14.8% in Mexico due to continued growth in the number of active Associates and Preferred Customers in these markets.  Our newest market, Colombia, also contributed $0.6 million to net sales during the quarter.

Asia Pacific:  The increase in net sales in this region was driven by growth in Greater China and Southeast Asia Pacific, which was primarily the result of an increase in the number of active Associates.

The increase in net sales in Greater China was primarily the result of a 188.7% net sales increase in mainland China, which was partially offset by a large sales decline in Hong Kong.  These changes were reflective of changes in the number of active Associates in each of these markets.  Notably, the decrease in Hong Kong was primarily the result of the world-wide policy changes that we introduced in the second quarter of 2013.  We have also experienced a change in the trend of our unearned revenue as a result of these policy changes and anticipate being able to begin recognizing breakage in the near term.

While sales in Greater China increased year-over-year, sequential quarterly sales for this region declined 1.1% due to the typical seasonality experienced during the Chinese New Year, as well as the increased regulatory and media focus on businesses in the Company’s industry during the quarter.  In light of the challenging environment in China, we held meaningfully fewer sales meetings during the quarter and increased the number of training meetings for our Associate Leaders. Beginning in the second quarter of 2014, our number of sales meetings began to return to normal levels.  We believe, however, that the regulatory and media environment in China will continue to impact our business for the next few quarters.

Growth in Southeast Asia Pacific was largely the result of sales increases in the Philippines and Singapore despite a reduction of $3.6 million from changes in currency.  Net sales in the Philippines and Singapore increased 16.7% and 67.6%, respectively.  On a local currency basis, sales in these two markets increased 28.7% and 71.9%, respectively.  The number of active Associates in the Philippines and Singapore increased 12.5% and 40.0%, respectively.  Sales in Singapore continued to benefit from another year-over-year increase in sales of our MyHealthPak product to our Associates in other Asia Pacific markets.

Sales in Australia and New Zealand were relatively flat with the first quarter of 2013 due the negative impact of changes in currency, which reduced sales in this market by $1.6 million.  Net sales in this market increased 11.4% on a local currency basis.  Additionally, this was the last quarter that was affected on a year-over-year basis by price decreases that took place in late January 2013.

Gross Profit

Gross profit decreased to 81.5% of net sales for the first quarter of 2014, from 82.1% for the first quarter of 2013.  This decline can primarily be attributed to price discounts and changes in currency.  This decrease was partially offset by favorable changes in product and market mix and production and procurement efficiencies from higher production levels.

Associate Incentives

Associate incentives increased 190 basis points to 43.2% of net sales during the first quarter of 2014 when compared with the first quarter of 2013.  This increase was the result of the 2013 strategic changes, partially offset by changes in currency and our annual price adjustment.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $2.2 million when compared with first quarter of 2013.  This increase is the result of costs associated with supporting a higher sales base and spending on new markets.

Selling, general and administrative expense decreased to 24.4% of sales in the first quarter of 2014 from 25.1% in the first quarter of 2013.  This decrease was due to leverage gained on increasing sales.

Income Taxes

Our effective income tax rate during the first quarter of 2014 was 34.5%, compared with 33.0% in the first quarter of 2013.  This increase was primarily the result of a reduction in our manufacturing deduction benefit due to increasing sales in China where products are manufactured in-market.  Additionally, our tax rate in the first quarter of 2013 benefited from a federal research credit relating to results in fiscal 2012, which was not present in the current year quarter.

Diluted Earnings Per Share

Diluted earnings per share decreased 10.2% in the first quarter of 2014 when compared with the prior year quarter.  This decrease was the result of reduced net earnings as discussed above, and an increase in diluted shares outstanding.  The increase in diluted shares outstanding was the result of equity awards exercised as well as the impact of a higher price per share on outstanding equity awards.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in some of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  The repatriation of $10.2 million that relates to earnings considered indefinitely reinvested in certain of our markets at March 29, 2014, would result in a tax liability to the Company.

We typically generate positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $2.5 million in the first quarter of 2014, compared with $20.3 million in the first quarter of 2013.  Items affecting year-over-year changes in cash flow from operating activities include: (i) an increase in other assets related to the purchase of land use rights for our new facility in China, (ii) an overall decrease in other liabilities resulting primarily from changes in accrued compensation and accrued commissions, and (iii) a decrease in accounts payable in the current year quarter due to the timing of invoices and payments.  These items were partially offset by lower spending on inventory in the current year quarter.

Cash and cash equivalents increased to $142.7 million at March 29, 2014, from $137.3 million at December 29, 2013.  Of the $142.7 million cash and cash equivalents held at March 29, 2014, $79.9 million was held in the United States and $62.8 million was held by international subsidiaries.  Of the $137.3 million held at December 28, 2013, $65.8 million was held in the United States and $71.5 million was held by international subsidiaries.  Net working capital increased to $146.4 million at March 29, 2014, from $133.2 million at December 28, 2013.

We have extended non-revolving credit to the supplier of our nutrition bars of up to $7.0 million to allow this supplier to acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of March 29, 2014, were $6.4 million.

We are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the latter-half of 2015.  We anticipate that this project will require a total investment of approximately $40 million, of which approximately $31 million will be incurred in 2014.  During the first quarter of 2014, we incurred $6.2 million on this project with most of this relating to the purchase of land-use rights.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  Bank guarantees are considered a reduction of the overall availability of credit.  As of March 29, 2014, such normal course of business bank guarantees reduced our available borrowing limit by $3.9 million.  We did not otherwise draw on this line of credit at any time during the quarter and, as of March 29, 2014, there was no actual outstanding balance on our line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of March 29, 2014, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  We did not repurchase any shares of common stock during the quarter ended March 29, 2014.  Subsequent to the quarter ended March 29, 2014, our Board of Directors authorized an increase in the amount available for repurchase under this plan to a total of $200 million.  Subsequent to March 29, 2014, and through May 5, 2014, we repurchased and retired 58,229 shares of common stock for a total investment of $4.0 million, at an average market price of $69.51 per share.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Summary

We believe that current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available or on favorable terms.  We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons.  Such financing may include the use of additional debt or the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended December 28, 2013.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USANA HEALTH SCIENCES, INC.

Date: May 7, 2014	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)