Form 10-Q
period 2014-06-28
USANA HEALTH SCIENCES INC
filed 2014-08-05
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 001-35024

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 was 12,984,073.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 28,	June 28,
	2013	2014

ASSETS
Current assets
Cash and cash equivalents	$137,343	$118,267
Securities held-to-maturity, net	8,642	3,374
Inventories	47,242	44,528
Prepaid expenses and other current assets	35,818	35,756
Total current assets	229,045	201,925

Property and equipment, net	59,180	65,859

Goodwill	18,243	17,919
Intangible assets, net	42,329	41,015
Deferred tax assets	5,519	5,515
Other assets	14,154	22,688
	$368,470	$354,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,502	$6,408
Other current liabilities	86,369	82,297
Total current liabilities	95,871	88,705

Deferred tax liabilities	10,866	10,672
Other long-term liabilities	1,211	1,290

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 13,886 as of December 28, 2013 and 13,404 as of June 28, 2014	14	13
Additional paid-in capital	54,691	51,925
Retained earnings	200,023	196,992
Accumulated other comprehensive income	5,794	5,324
Total stockholders’ equity	260,522	254,254
	$368,470	$354,921

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2013	2014	2013	2014

Net sales	$189,136	$188,256	$358,218	$370,657
Cost of sales	31,905	34,865	62,166	68,693

Gross profit	157,231	153,391	296,052	301,964

Operating expenses:
Associate incentives	77,801	81,098	147,656	159,972
Selling, general and administrative	42,978	43,206	85,382	87,783

Total operating expenses	120,779	124,304	233,038	247,755

Earnings from operations	36,452	29,087	63,014	54,209

Other income (expense):
Interest income	81	215	159	427
Interest expense	—	—	—	(6)
Other, net	(164)	82	(268)	1

Other income (expense), net	(83)	297	(109)	422

Earnings before income taxes	36,369	29,384	62,905	54,631

Income taxes	12,159	10,083	20,916	18,793

Net earnings	$24,210	$19,301	$41,989	$35,838

Earnings per common share
Basic	$1.79	$1.40	$3.09	$2.59
Diluted	$1.72	$1.36	$2.99	$2.50

Weighted average common shares outstanding
Basic	13,513	13,768	13,578	13,843
Diluted	14,099	14,235	14,034	14,315

Comprehensive income:

Net earnings	$24,210	$19,301	$41,989	$35,838

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,472)	802	(2,441)	(860)
Tax benefit (expense) related to foreign currency translation adjustment	798	(262)	732	390

Other comprehensive income (loss), net of tax	(1,674)	540	(1,709)	(470)

Comprehensive income	$22,536	$19,841	$40,280	$35,368

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 28, 2014

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 28, 2013	13,886	$14	$54,691	$200,023	$5,794	$260,522
Net earnings				35,838		35,838
Other comprehensive income (loss), net of tax					(470)	(470)
Equity-based compensation expense			4,071			4,071
Common stock repurchased and retired	(682)	(1)	(10,224)	(38,869)		(49,094)
Common stock issued under equity award plans, including tax benefit of $3,387	200		3,387			3,387

Balance at June 28, 2014	13,404	$13	$51,925	$196,992	$5,324	$254,254

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29,	June 28,
	2013	2014

Cash flows from operating activities
Net earnings	$41,989	$35,838
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	4,631	4,408
(Gain) loss on sale of property and equipment	(6)	16
Equity-based compensation expense	4,427	4,071
Excess tax benefits from equity-based payment arrangements	(1,734)	(3,387)
Deferred income taxes	843	(605)
Changes in operating assets and liabilities:
Inventories	(6,123)	3,034
Prepaid expenses and other assets	(3,295)	(5,144)
Accounts payable	155	(3,085)
Other liabilities	6,409	(3,896)

Net cash provided by (used in) operating activities	47,296	31,250

Cash flows from investing activities
Additions to notes receivable	(2,232)	(2,520)
Purchases of investment securities held-to-maturity	—	(3,871)
Maturities of investment securities	—	9,137
Proceeds from sale of property and equipment	15	8
Purchases of property and equipment	(2,961)	(10,103)

Net cash provided by (used in) investing activities	(5,178)	(7,349)

Cash flows from financing activities
Proceeds from equity awards exercised	454	—
Excess tax benefits from equity-based payment arrangements	1,734	3,387
Repurchase of common stock	(18,085)	(46,109)

Net cash provided by (used in) financing activities	(15,897)	(42,722)

Effect of exchange rate changes on cash and cash equivalents	(1,004)	(255)

Net increase (decrease) in cash and cash equivalents	25,217	(19,076)

Cash and cash equivalents, beginning of period	70,839	137,343

Cash and cash equivalents, end of period	$96,056	$118,267

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$—	$6
Income taxes	21,040	9,963
Non-cash financing activities:
Unsettled trades for repurchase of common stock	—	(2,985)

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

The condensed consolidated balance sheet as of December 28, 2013, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of June 28, 2014 and results of operations for the quarters and six months ended June 29, 2013 and June 28, 2014.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.  The results of operations for the quarter and six months ended June 28, 2014, may not be indicative of the results that may be expected for the fiscal year 2014 ending January 3, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. Accordingly, the Company will adopt this ASU on January 1, 2017.  ASU 2014-09 permits companies the use of either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company is currently evaluating which transition approach to use.  The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES

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

As of December 28, 2013 and June 28, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 28, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Money market funds included in cash equivalents	$9,249	$9,249	$—	$—
Term deposits included in cash equivalents	348	—	348	—

		Fair Value Measurements Using:
	June 28, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Money market funds included in cash equivalents	$14,412	$14,412	$—	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 28, 2013 and June 28, 2014, there were no non-financial assets measured at fair value on a non-recurring basis.

At December 28, 2013 and June 28, 2014, the Company’s financial instruments include cash equivalents, restricted cash, securities held-to-maturity (“HTM”), and notes receivable. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.  HTM securities consist of certificates of deposits. The fair value of a certificate of deposit is determined based on the pervasive interest rates in the market, which is considered to be a Level 2 input. The carrying values of these certificates of deposit approximate their fair values due to their short-term maturities.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of HTM securities by major security type and class of security were as follows:

	As of December 28, 2013
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Certificates of Deposit	$8,642	$—	$—	$8,642

Total HTM Securities	$8,642	$—	$—	$8,642

	As of June 28, 2014
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Certificates of Deposit	$3,374	$—	$—	$3,374

Total HTM Securities	$3,374	$—	$—	$3,374

NOTE D — INVENTORIES

Inventories consist of the following:

	December 28,	June 28,
	2013	2014

Raw materials	$13,824	$12,301
Work in progress	8,147	8,361
Finished goods	25,271	23,866

	$47,242	$44,528

NOTE E — OTHER ASSETS

The Company has extended non-revolving credit to its supplier of nutrition bars to allow this supplier to acquire the necessary equipment to manufacture the USANA nutrition bars.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of December 28, 2013, and June 28, 2014, were $4,942 and $7,447, respectively.

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational during the latter half of 2015.  As part of this project, land use rights totaling $1,483, and $7,364 as of December 28, 2013 and June 28, 2014, respectively, have been purchased and will be amortized over 50 years.  Land-use rights are classified within the “Other assets” line item in the Company’s consolidated balance sheets.

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

Equity-based compensation expense for the quarters ended June 29, 2013, and June 28, 2014, was $2,058 and $2,235, respectively.  The related tax benefit for these periods was $697 and $743, respectively.  Expense for the six months ended June 29, 2013, and June 28, 2014, was $4,427 and $4,071, respectively.  The related tax benefit for these periods was $1,509 and $1,359, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of June 28, 2014.  This table does not include an estimate for future grants that may be issued.

2014	$4,643
2015	7,382
2016	5,504
2017	3,399
2018+	541
$21,469

The cost above is expected to be recognized over a weighted-average period of 2.1 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock-settled stock appreciation rights that were granted during the six months ended June 29, 2013, and June 28, 2014, was $13.86 and $17.73, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION — CONTINUED

	Six Months Ended
	June 29,	June 28,
	2013	2014

Expected volatility (1)	43.1%	39.9%
Risk-free interest rate (2)	0.6%	1.2%
Expected life (3)	3.97 yrs	3.54 yrs
Expected dividend yield (4)	0.0%	0.0%
Weighted-average exercise price (5)	$40.84	$57.62

(1)	The Company utilizes historical volatility of the trading price of its common stock.
(2)	Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.
(3)

Depending upon the terms of the award, expected life may be a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period for outstanding awards, or it may be calculated under the simplified method.

(4)	The Company historically has not paid dividends.
(5)	Exercise price is the closing price of the Company’s common stock on the date of grant.

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 28, 2013	1,827	$37.37	2.6	$74,160
Granted	686	57.62
Exercised	(362)	32.26
Forfeited	(20)	27.33
Expired	—	—

Outstanding at June 28, 2014	2,131	$44.85	2.8	$70,555

Exercisable at June 28, 2014	412	$38.40	1.6	$16,207

* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the- money.  The closing price of the Company’s common stock at December 28, 2013, and June 28, 2014, was $77.72 and $77.76, respectively.

The total intrinsic value of stock options and stock-settled stock appreciation rights exercised during the six months ended June 29, 2013, and June 28, 2014, was $10,429 and $14,404, respectively.

The total fair value of equity awards that vested during the six months ended June 29, 2013, and June 28, 2014, was $1,553 and $3,506, respectively.  This total fair value includes equity-based awards issued in the form of stock options and stock-settled stock appreciation rights.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2013	2014	2013	2014

Net earnings available to common shareholders	$24,210	$19,301	$41,989	$35,838

Basic EPS

Shares
Common shares outstanding entire period	13,821	13,886	13,821	13,886
Weighted average common shares:
Issued during period	106	131	58	81
Canceled during period	(414)	(249)	(301)	(124)

Weighted average common shares outstanding during period	13,513	13,768	13,578	13,843

Earnings per common share from net earnings - basic	$1.79	$1.40	$3.09	$2.59

Diluted EPS

Shares
Weighted average common shares outstanding during period - basic	13,513	13,768	13,578	13,843

Dilutive effect of in-the-money equity awards	586	467	456	472

Weighted average common shares outstanding during period - diluted	14,099	14,235	14,034	14,315

Earnings per common share from net earnings - diluted	$1.72	$1.36	$2.99	$2.50

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
June 29,	June 28,	June 29,	June 28,
2013	2014	2013	2014

234	383	560	328

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H — COMMON STOCK AND EARNINGS PER SHARE- CONTINUED

During the six months ended June 29, 2013 and the quarter and six months ended June 28, 2014, the Company repurchased and retired 414 shares and 682 shares, for $18,085 and $49,094 respectively, under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

Subsequent to the period ended June 28, 2014 and through August 1, 2014, the Company repurchased and retired 430 shares under the Company’s share repurchase plan for a total of $30,932.  As of August 1, 2014, the remaining approved repurchase amount under the plan was $119,953.

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

	Quarter Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2013	2014	2013	2014

USANA® Nutritionals	81%	78%	80%	79%
USANA Foods	12%	14%	12%	13%
Sensé – beautiful science®	6%	7%	6%	7%

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2013	2014	2013	2014
Net Sales to External Customers

Americas and Europe	$66,769	$63,661	$130,921	$127,476
Asia Pacific
Southeast Asia Pacific	37,475	42,689	72,784	83,137
Greater China	77,388	74,091	140,373	144,938
North Asia	7,504	7,815	14,140	15,106
Asia Pacific Total	122,367	124,595	227,297	243,181

Consolidated Total	$189,136	$188,256	$358,218	$370,657

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2013	2014	2013	2014

Net sales:
China	$23,559	$51,223	$36,984	$89,983
United States	40,087	35,570	80,325	73,183
Hong Kong	45,938	N/A	87,535	38,926

	As of
	December 28,	June 28,
	2013	2014

Long-lived Assets:
China	$61,716	$73,026
United States	51,260	53,004

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates are independent distributors of our products who also purchase our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of June 28, 2014, we had approximately 283,000 active Associates and approximately 79,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

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

Our primary product lines consist of USANA® Nutritionals, USANA Foods, and Sensé — beautiful science® (Sensé), which is our line of personal care products.  The USANA Nutritionals product line is further categorized into two separate classifications: Essentials and Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	June 29,	June 28,
	2013	2014
Product Line
USANA® Nutritionals
Essentials	27%	25%
Optimizers	53%	54%
USANA Foods	12%	13%
Sensé — beautiful science®	6%	7%
All Other	2%	1%

Key Product
USANA® Essentials	18%	16%
Proflavanol®	12%	13%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Associate incentives and selling, general and administrative expenses, however, are affected negatively by a weakening of the U.S. dollar and positively by a strengthening of the U.S. dollar.  During the six months ended June 28, 2014, net sales outside of the United States represented 80.3% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new Associates and retain existing Associates to sell and consume our products.  Notably, sales to Associates account for the majority of our product sales, representing approximately 90% of product sales during the six months ended June 28, 2014.  Additionally, it is important to attract and retain Preferred Customers as consumers of our products.  Increases or decreases in product sales are typically the result of variations in product sales volumes relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from
	June 29, 2013		June 28, 2014		Prior Year

Americas and Europe	82,000	32.3%	82,000	29.0%	—

Asia Pacific:
Southeast Asia Pacific	60,000	23.6%	67,000	23.7%	7,000
Greater China	103,000	40.6%	125,000	44.1%	22,000
North Asia	9,000	3.5%	9,000	3.2%	—
Asia Pacific Total	172,000	67.7%	201,000	71.0%	29,000

	254,000	100.0%	283,000	100.0%	29,000

	Preferred Customers By Region
	As of		As of		Change from
	June 29, 2013		June 28, 2014		Prior Year

Americas and Europe	57,000	81.4%	60,000	75.9%	3,000

Asia Pacific:
Southeast Asia Pacific	7,000	10.0%	11,000	13.9%	4,000
Greater China	4,000	5.7%	3,000	3.8%	(1,000)
North Asia	2,000	2.9%	5,000	6.4%	3,000
Asia Pacific Total	13,000	18.6%	19,000	24.1%	6,000

	70,000	100.0%	79,000	100.0%	9,000

Current Focus and Recent Developments

Our primary objective, both on a short- and long-term basis, is to strengthen and grow our active customer counts throughout the world.  To this end, in August 2013 we announced and implemented several strategic changes to our business, which we refer to as the “2013 strategic changes” throughout this report.  These changes are aimed at simplifying our business model for our Associates and promoting customer loyalty, enjoyment and success with USANA.  The 2013 Strategic Changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program (collectively “price discounts”), (ii) a new reward based on the amount of a customer’s initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

We increased the payout under our Compensation Plan in several ways, including: (i) paying higher compensation to newer Associates, (ii) increasing compensation for Associates who grow their business through our Auto Order program, and (iii) simplifying the commission qualification requirements under the plan, resulting in a greater number of Associates earning compensation.  Additionally, we simplified our rank advancement system to make it easier for Associates to advance in our business, and we added new recognition benefits for Associate leaders.

During the second quarter, we continued training our Associates on the benefits of the 2013 Strategic Changes and emphasized Associate recognition.  We also continued to achieve progress on several business indicators that we monitor to measure the success of the 2013 Strategic Changes.  These indicators include: active customer counts; world-wide unit volume; percent of sales processed through our Auto Order program; and the number of Associates earning a commission check.  On a year-over-year basis, we achieved double-digit growth for most of these indicators.

The positive impact to net sales, however, from improvements in these indicators will, in the short-term, be partially offset by the aforementioned price discounts.  For instance, overall customers grew by nearly 12% during the second quarter of 2014, compared to the prior year quarter, while net sales were essentially flat.  This difference can, in most part, be attributed to the price discounts and is manifest more greatly in markets with higher Auto Order penetration.  Our annual pricing update, which takes effect during the first quarter of the year, softened the impact of the price discounts as we increased prices in several markets.

Results of Operations

Summary of Financial Results

Although the number of active Associates and Preferred Customers increased 11.4% and 12.9%, respectively, in the second quarter of 2014 when compared with the second quarter of 2013, net sales were essentially flat at $188.3 million.  Net sales, on a comparative basis, were negatively impacted by: (i) $7.0 million of incremental sales that occurred ahead of a worldwide policy change that we implemented during the second quarter of 2013 (restricing Associate purchases to in-market purchases only), which did not recur in 2014; (ii) $3.3 million from unfavorable changes in currency exchange rates, and (iii) the price discounts noted above.

Net earnings for the second quarter of 2014 decreased 20.3%, to $19.3 million, compared with the second quarter of 2013.  This decrease was primarily the result of higher relative Associate incentives expense and lower gross margins, which are discussed further below.

Quarters Ended June 29, 2013 and June 28, 2014

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended				Change from	Percent
	June 29, 2013		June 28, 2014		Prior Year	Change

Americas and Europe	$66,769	35.3%	$63,661	33.8%	$(3,108)	(4.7)%

Asia Pacific:
Southeast Asia Pacific	37,475	19.8%	42,689	22.7%	5,214	13.9%
Greater China	77,388	40.9%	74,091	39.4%	(3,297)	(4.3)%
North Asia	7,504	4.0%	7,815	4.1%	311	4.1%
Asia Pacific Total	122,367	64.7%	124,595	66.2%	2,228	1.8%

	$189,136	100.0%	$188,256	100.0%	$(880)	(0.5)%

Americas and Europe:  The decline in net sales in this region was due to a decrease in net sales in the United States and to changes in currency exchange rates, which reduced net sales by $1.4 million.  Net sales in the United States decreased $4.5 million, or 11.3%, due to pressure from price discounts, combined with a decrease in the number of active Associates and Preferred Customers of 7.0% and 2.7%, respectively.  The decreases in the United States, however, were partially offset by net sales growth in other markets within the region.  Most notably, local currency sales increased 4.8% in Canada and 12.2% in Mexico due to continued growth in the number of active Associates and Preferred Customers in these markets.  Our newest market, Colombia, also contributed $0.9 million to net sales during the quarter.

Asia Pacific:  The increase in net sales in this region was driven primarily by growth in Southeast Asia Pacific, partially offset by a decrease in sales in Greater China.

The increase in Southeast Asia Pacific was driven by growth in every market within this region, despite a $1.7 million reduction from changes in currency exchange rates.  The strongest growth in this region came from the Philippines and Singapore, where net sales increased 20.2% and 24.2%, respectively.  On a local currency basis, sales in these two markets increased 27.1% and 24.4%, respectively.  The number of active Associates in the Philippines and Singapore increased 11.1% and 40.0%, respectively.  Sales in Singapore benefited from another year-over-year increase in sales of our MyHealthPak product to our Associates in other Asia Pacific markets, as sales of this item started gaining traction late in the second quarter of 2013.

The decline in net sales in Greater China was the result of a 66.5% decrease in net sales in Hong Kong, which was partially offset by triple-digit sales growth in mainland China.  Notably, the decrease in Hong Kong includes an estimated $7.0 million in incremental sales generated ahead of a worldwide policy that we implemented during the second quarter of 2013 (restricting Associate purchases to in-market purchases only), which makes for a difficult year-over-year comparable.

Gross Profit

Gross profit decreased to 81.5% of net sales for the second quarter of 2014, from 83.1% for the second quarter of 2013.  This decline can be attributed to price discounts, unfavorable currency fluctuations, production inefficiencies, and an increase in relative freight costs.  This decrease was partially offset by favorable changes in product and market mix and from our annual pricing update.

Associate Incentives

Associate incentives increased to 43.1% of net sales for the second quarter of 2014, from 41.1% for the second quarter of 2013.  This increase was the result of the 2013 Strategic Changes, and was partially offset by changes from our annual pricing update.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense was essentially flat when compared with the second quarter of 2013.  Selling, general and administrative expense as a percentage of net sales increased 23 basis points in the second quarter of 2014 compared with the second quarter of 2013, which can primarily be attributed to the impact from the price discounts introduced in 2013.

Income Taxes

Our effective income tax rate during the second quarter of 2014 was 34.3%, compared with 33.4% in the second quarter of 2013.  This increase was due to a reduction in our United States manufacturing deduction benefit as a result of increased sales in China where products are manufactured in-market, and a reduction in tax benefits from lower tax rate jurisdictions, where sales have decreased.

Diluted Earnings Per Share

Diluted earnings per share decreased 20.9% in the second quarter of 2014 when compared with the prior year quarter.  This decrease was the result of reduced net earnings as discussed above.

Six Months Ended June 29, 2013 and June 28, 2014

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Six Months Ended				Change from	Percent
	June 29, 2013		June 28, 2014		Prior Year	Change

Americas and Europe	$130,921	36.5%	$127,476	34.4%	$(3,445)	(2.6)%

Asia Pacific:
Southeast Asia Pacific	72,784	20.3%	83,137	22.4%	10,353	14.2%
Greater China	140,373	39.2%	144,938	39.1%	4,565	3.3%
North Asia	14,140	4.0%	15,106	4.1%	966	6.8%
Asia Pacific Total	227,297	63.5%	243,181	65.6%	15,884	7.0%

	$358,218	100.0%	$370,657	100.0%	$12,439	3.5%

Americas and Europe:  The decrease in net sales in this region was due to a decrease in net sales in the United States and to changes in currency exchange rates, which reduced net sales by $3.3 million.  Net sales in the United States decreased $7.1 million, or 8.9%, due to pressure from price discounts, combined with a decrease in the average number of active Associates and Preferred Customers.  The decreases in the United States, however, were partially offset by net sales growth in other markets within the region.  Most notably, local currency sales increased 9.7% in Canada and 13.4% in Mexico due to continued growth in the number of active Associates and Preferred Customers in these markets.  Our newest market, Colombia, also contributed $1.5 million to net sales for the six month period.

Asia Pacific:  The increase in net sales in this region was driven mostly by growth in Southeast Asia Pacific and Greater China, which was primarily the result of an increase in the average number of active Associates.

The increase in Southeast Asia Pacific was driven by growth in every market within this region despite a $5.3 million reduction from changes in currency exchange rates.  The strongest growth in this region came from the Philippines and Singapore, where net sales increased 18.5% and 43.0%, respectively.  On a local currency basis, sales in these two markets increased 27.9% and 44.9%, respectively.  Sales in Singapore benefited from a year-over-year increase in sales of our MyHealthPak product to our Associates in other Asia Pacific markets, as sales of this item started gaining traction late in the second quarter of 2013.

Sales in Australia and New Zealand during the first six months of 2014 increased 3.0% even with a $2.0 million reduction from changes in currency exchange rates.  On a local currency basis, net sales in this market increased 10.5%.

The increase in net sales in Greater China included a 143.3% increase in net sales in mainland China, offset in great part by a 55.5% decrease in Hong Kong.  Notably, the decrease in Hong Kong includes an estimated $7.0 million in incremental sales generated ahead of a worldwide policy that we implemented during the second quarter of 2013 (restricting Associate purchases to in-market purchases only), which makes for a difficult year-over-year comparable.  We have also experienced a change in the trend of our unearned revenue as a result of these policy changes and anticipate being able to begin recognizing breakage in the near future.

Gross Profit

Gross profit declined to 81.5% of net sales for the first six months of 2014, compared with 82.6% in the prior year period.  This decline can be attributed to price discounts and unfavorable currency fluctuations.  This decrease was partially offset by favorable changes in product and market mix.

Associate Incentives

Associate incentives increased to 43.2% of net sales for the first six months of 2014, from 41.2% in the prior year period.  This increase was the result of the 2013 Strategic Changes, and was partially offset by changes from our annual pricing update.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $2.4 million during the first six months of 2014 when compared with the same period of the prior year.  This increase is the result of costs associated with supporting a higher sales base, spending on new markets, and spending to support our personalization initiative.  Relative to net sales, selling, general and administrative expense remained relatively flat in the first six months of 2014 compared with the same period of the prior year, due to leverage gained on a higher sales base.

Income Taxes

Our effective income tax rate during the first six months of 2014 was 34.4%, compared with 33.3% in same period of 2013.  This increase was primarily the result of a reduction in our United States manufacturing deduction benefit due to increased sales in China where products are manufactured in-market, and a reduction in tax benefits from lower tax rate jurisdictions, where sales decreased.

Diluted Earnings Per Share

Diluted earnings per share decreased 16.4% in the first six months of 2014 when compared with the prior year period.  This decrease was the result of reduced net earnings as discussed above.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in some of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  The hypothetical repatriation of $10.2 million that relates to earnings considered indefinitely reinvested in certain of our markets at June 28, 2014, would result in a tax liability to the Company.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $31.3 million in the first six months of 2014, compared with $47.3 million in the first six months of 2013.  Items affecting year-over-year changes in cash flow from operating activities include the impact of our 2013 Strategic Changes on operating income, and the overall change in operating assets and liabilities.  Included in the change in operating assets and liabilities were: (i) an increase in other assets, related mostly to the purchase of land use rights for our new facility in China, (ii) an overall decrease in other liabilities resulting primarily from changes in accrued compensation, accrued commissions, and deferred convention revenue, and (iii) a decrease in accounts payable in the current year quarter due to the timing of invoices and payments.  These items were partially offset by lower spending on inventory in the current year compared with the prior year.

Net cash flow from operating activities in the first six months of 2014 was offset by share repurchases as discussed below.  As a result, cash and cash equivalents decreased to $118.3 million at June 28, 2014, from $137.3 million at December 29, 2013.  Of the $118.3 million cash and cash equivalents held at June 28, 2014, $47.5 million was held in the United States and $70.8 million was held by international subsidiaries.  Of the $137.3 million held at December 28, 2013, $65.8 million was held in the United States and $71.5 million was held by international subsidiaries.  Net working capital decreased to $113.2 million at June 28, 2014, from $133.2 million at December 28, 2013.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of June 28, 2014, were $7.4 million.

We are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the latter half of 2015.  We anticipate that this project will require a total investment of approximately $40 million, of which approximately $24 million will be incurred in 2014.  During the first six months of 2014, we incurred $11.8 million on this project of which $5.9 million was for land use rights.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to a credit agreement with Bank of America, which expires in April 2016.  Bank guarantees are considered a reduction of the overall availability of credit.  As of June 28, 2014, such normal course of business bank guarantees reduced our available borrowing limit by $3.9 million.  We did not otherwise draw on this line of credit at any time during the quarter and, as of June 28, 2014, there was no actual outstanding balance on our line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of June 28, 2014, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the quarter ended June 28, 2014, our Board of Directors authorized an increase in the amount available for repurchase under this plan to a total of $200 million.  During the quarter and six months ended June 28, 2014, we repurchased and retired 681,719 shares of common stock for a total investment of $49.1 million, at an average market price of $72.02 per share.  Additionally, subsequent to the quarter ended June 28, 2014, and through August 1, 2014, we repurchased and retired 429,774 shares of common stock for a total investment of $30.9 million, at an average market price of $71.97 per share pursuant to a preset trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.  As of August 1, 2014, there was $120.0 million remaining under the current share repurchase authorization and there is currently no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended June 28, 2014:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal April (Mar. 30, 2014 through May 3, 2014)	44	$69.31	44	$196,948

Fiscal May (May 4, 2014 through May 31, 2014)	378	$69.92	378	$170,542

Fiscal June (Jun. 1, 2014 through Jun. 28, 2014)	260	$75.52	260	$150,905

	682	$72.02	682

* The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the second quarter of 2014 with $13,622 remaining under the plan.  As announced in a publicly issued press release on April 29, 2014, the Board of Directors authorized an increase in the amount available for repurchase under the plan to a total of $200,000.  Subsequent to the quarter ended June 28, 2014, and through August 1, 2014, the Company repurchased 430 shares for a total of $30,932, at an average market price of $71.97 per share pursuant to a Rule 10b5-1 trading plan.  As of August 1, 2014, the Company had $119,953 available under the share repurchase plan.  There currently is no expiration date on the approved repurchase amount.

Item 5.       OTHER INFORMATION

On July 23, 2013, the Company disclosed that the Securities and Exchange Commission (“SEC”) was conducting a formal investigation, which appeared to involve possible issues regarding trading in the Company’s stock during late 2012 by certain of the Company’s directors, including the Chairman.  On May 28, 2014, the Company received a letter from the SEC which indicated that the SEC had concluded its investigation as to the Company and, as of the date of the letter, did not intend to recommend any enforcement action against the Company.

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

USANA HEALTH SCIENCES, INC.

Date: August 5, 2014	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)