Form 10-Q
period 2014-09-27
USANA HEALTH SCIENCES INC
filed 2014-11-06
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 was 12,314,038.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 28,	September 27,
	2013	2014

ASSETS
Current assets
Cash and cash equivalents	$137,343	$87,738
Securities held-to-maturity, net	8,642	—
Inventories	47,242	42,584
Prepaid expenses and other current assets	35,818	32,190
Total current assets	229,045	162,512

Property and equipment, net	59,180	66,310

Goodwill	18,243	18,092
Intangible assets, net	42,329	41,482
Deferred tax assets	5,519	5,597
Other assets	14,154	22,937
	$368,470	$316,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,502	$6,551
Line of credit - short term	—	10,000
Other current liabilities	86,369	88,912
Total current liabilities	95,871	105,463

Deferred tax liabilities	10,866	10,763
Other long-term liabilities	1,211	1,256

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 13,886 as of December 28, 2013 and 12,370 as of September 27, 2014	14	12
Additional paid-in capital	54,691	38,597
Retained earnings	200,023	155,656
Accumulated other comprehensive income	5,794	5,183
Total stockholders’ equity	260,522	199,448
	$368,470	$316,930

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2013	2014	2013	2014

Net sales	$173,691	$191,944	$531,909	$562,601
Cost of sales	31,491	34,585	93,657	103,278

Gross profit	142,200	157,359	438,252	459,323

Operating expenses:
Associate incentives	76,361	82,605	224,017	242,577
Selling, general and administrative	41,145	45,499	126,527	133,282

Total operating expenses	117,506	128,104	350,544	375,859

Earnings from operations	24,694	29,255	87,708	83,464

Other income (expense):
Interest income	119	8	278	435
Interest expense	—	(5)	—	(11)
Other, net	(43)	(300)	(311)	(299)

Other income (expense), net	76	(297)	(33)	125

Earnings before income taxes	24,770	28,958	87,675	83,589

Income taxes	8,017	9,460	28,933	28,253

Net earnings	$16,753	$19,498	$58,742	$55,336

Earnings per common share
Basic	$1.22	$1.51	$4.31	$4.09
Diluted	$1.16	$1.47	$4.16	$3.96

Weighted average common shares outstanding
Basic	13,751	12,873	13,636	13,520
Diluted	14,393	13,263	14,132	13,964

Comprehensive income:

Net earnings	$16,753	$19,498	$58,742	$55,336

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,371	(198)	(1,070)	(1,058)
Tax benefit (expense) related to foreign currency translation adjustment	(552)	57	180	447

Other comprehensive income (loss), net of tax	819	(141)	(890)	(611)

Comprehensive income	$17,572	$19,357	$57,852	$54,725

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 27, 2014

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 28, 2013	13,886	$14	$54,691	$200,023	$5,794	$260,522
Net earnings				55,336		55,336
Other comprehensive income (loss), net of tax					(611)	(611)
Equity-based compensation expense			5,929			5,929
Common stock repurchased and retired	(1,755)	(2)	(25,947)	(99,703)		(125,652)
Common stock issued under equity award plans, including tax benefit of $3,924	239		3,924			3,924
Balance at September 27, 2014	12,370	$12	$38,597	$155,656	$5,183	$199,448

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28,	September 27,
	2013	2014

Cash flows from operating activities
Net earnings	$58,742	$55,336
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,870	6,685
(Gain) loss on sale of property and equipment	(23)	31
Equity-based compensation expense	6,113	5,929
Excess tax benefits from equity-based payment arrangements	(7,570)	(3,996)
Deferred income taxes	1,196	(849)
Changes in operating assets and liabilities:
Inventories	(9,999)	4,956
Prepaid expenses and other assets	(9,153)	(524)
Accounts payable	1,048	(3,249)
Other liabilities	17,369	3,076

Net cash provided by (used in) operating activities	64,593	67,395

Cash flows from investing activities
Additions to notes receivable	(3,363)	(3,159)
Purchases of investment securities held-to-maturity	—	(3,871)
Maturities of investment securities	—	12,511
Proceeds from sale of property and equipment	47	10
Purchases of property and equipment	(6,306)	(13,266)

Net cash provided by (used in) investing activities	(9,622)	(7,775)

Cash flows from financing activities
Proceeds from equity awards exercised	454	—
Excess tax benefits from equity-based payment arrangements	7,570	3,996
Repurchase of common stock	(18,085)	(122,662)
Borrowings on line of credit	—	10,000

Net cash provided by (used in) financing activities	(10,061)	(108,666)

Effect of exchange rate changes on cash and cash equivalents	(400)	(559)

Net increase (decrease) in cash and cash equivalents	44,510	(49,605)

Cash and cash equivalents, beginning of period	70,839	137,343

Cash and cash equivalents, end of period	$115,349	$87,738

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$—	$11
Income taxes	25,554	11,716
Non-cash financing activities:
Unsettled trades for repurchase of common stock	—	(2,990)

The accompanying notes are an integral part of these statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Americas and Europe, and Asia Pacific, which is further divided into three sub-regions; Southeast Asia Pacific, Greater China, and North Asia. Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea. All significant intercompany accounts and transactions have been eliminated in this consolidation.

The condensed consolidated balance sheet as of December 28, 2013, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of any contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 27, 2014 and results of operations for the quarters and nine months ended September 28, 2013 and September 27, 2014.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.  The results of operations for the quarter and nine months ended September 27, 2014, may not be indicative of the results that may be expected for the fiscal year 2014 ending January 3, 2015.

The Company experienced a change in the trend of the aging of unearned revenue in Hong Kong resulting from worldwide policy changes implemented in 2013.  As a result of this change in trend, during the quarter ended September 27, 2014, the Company concluded that it was remote that product orders older than two years would be picked up by the customer. Deferred revenue of $3,100 recognized in the current quarter from this change in estimate benefited net earnings by $1,400.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. Accordingly, the Company will adopt this ASU on January 1, 2017.  ASU 2014-09 permits companies the use of either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company is currently evaluating which transition approach to use.  The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

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

As of December 28, 2013 and September 27, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 28,	Fair Value Measurements Using:
	2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Money market funds included in cash equivalents	$9,249	$9,249	$—	$—
Term deposits included in cash equivalents	348	—	348	—

	September 27,	Fair Value Measurements Using:
	2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Money market funds included in cash equivalents	$13,872	$13,872	$—	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 28, 2013 and September 27, 2014, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, restricted cash, securities held-to-maturity (“HTM”), and notes receivable. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates (see Note F).  HTM securities consist of certificates of deposits. The fair value of a certificate of deposit is determined based on the pervasive interest rates in the market, which is considered to be a Level 2 input. The carrying values of these certificates of deposit approximate their fair values due to their short-term maturities.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of HTM securities by major security type and class of security were as follows:

	As of December 28, 2013
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Certificates of Deposit	$8,642	$—	$—	$8,642

Total HTM Securities	$8,642	$—	$—	$8,642

As of September 27, 2014, all HTM securities had matured and there was no balance.

NOTE D — INVENTORIES

Inventories consist of the following:

	December 28,	September 27,
	2013	2014

Raw materials	$13,824	$12,745
Work in progress	8,147	7,970
Finished goods	25,271	21,869

	$47,242	$42,584

NOTE E — INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2014. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized.

The Company performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2014. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible assets was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairments of indefinite-lived intangible assets were recognized.

NOTE F — OTHER ASSETS

The Company has extended non-revolving credit to its supplier of nutrition bars to allow this supplier to acquire the necessary equipment to manufacture the USANA nutrition bars.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of December 28, 2013, and September 27, 2014 were $4,942 and $7,359, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — OTHER ASSETS — CONTINUED

The Company is in the process of evaluating options to potentially modify some of the terms of the credit agreement with its supplier of nutrition bars as there has been a delay in the completion of the project.  As a result of the delays, the Company performed an impairment test on the recoverability of the note receivable which required the use of estimates and assumptions.  The Company concluded that there was no impairment as of September 27, 2014, however, if assumptions change in the future, impairment charges could result.  The Company will continue to evaluate the note receivable for impairment at each reporting period.

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational during the latter half of 2015.  As part of this project, land use rights totaling $1,483, and $7,474 as of December 28, 2013 and September 27, 2014, respectively, have been purchased and will be amortized over 50 years.  Land-use rights are classified within the “Other assets” line item in the Company’s consolidated balance sheets.

NOTE G — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $3,800, and $4,719 reduction in the available borrowing limit as of December 28, 2013 and September 27, 2014, respectively, due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

There was no outstanding debt on this line of credit at December 28, 2013.  At September 27, 2014, there was an outstanding balance of $10,000. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated. This balance is classified as a current liability due to the Company’s intent to pay the balance within the next 12 months.

NOTE H — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

On August 7, 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of the Company’s directors and officers.  The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014.  The Company believes the claims in the complaint are without merit and intends to vigorously defend the suit.  In the opinion of management, and based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote.  As such, management believes that the ultimate outcome of this lawsuit will not have a material impact on the Company’s financial position or results of operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — EQUITY BASED COMPENSATION

The Company utilizes a share-based compensation plan, which is more fully described in Note K to the Consolidated Financial Statements in Form 10-K for the year ended December 28, 2013.

Equity-based compensation expense for the fiscal quarters ended September 28, 2013, and September 27, 2014, was $1,686, and $1,858 respectively.  The related tax benefit for these periods was $578, and $613, respectively. Expense for the nine months ended September 28, 2013, and September 27, 2014, was $6,113 and $5,929, respectively.  The related tax benefit for these periods was $2,087 and $1,973, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of September 27, 2014.  This table does not include an estimate for future grants that may be issued.

2014	$2,388
2015	7,388
2016	5,622
2017	3,516
2018+	724
$19,638

The cost above is expected to be recognized over a weighted-average period of 2.0 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock-settled stock appreciation rights that were granted during the nine months ended September 28, 2013, and September 27, 2014, was $16.01 and $17.92, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.

	Nine Months Ended
	September 28,		September 27,
	2013		2014

Expected volatility (1)	42.5%		40.0%
Risk-free interest rate (2)	0.7%		1.2%
Expected life (3)	3.95	yrs	3.55	yrs
Expected dividend yield (4)	0.0%		0.0%
Weighted-average exercise price (5)	$48.26		$58.04

(1) The Company utilizes historical volatility of the trading price of its common stock.

(2) Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

(3) Depending upon the terms of the award, one of two methods will be used to calculate expected life: (i) a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period, or (ii) the simplified method.

(4) The Company historically has not paid dividends.

(5) Exercise price is the closing price of the Company’s common stock on the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — EQUITY BASED COMPENSATION - CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 28, 2013	1,827	$37.37	2.6	$74,160
Granted	711	58.04
Exercised	(434)	32.33
Forfeited	(48)	37.25
Expired	—	—

Outstanding at September 27, 2014	2,056	$45.58	2.7	$54,978

Exercisable at September 27, 2014	526	$38.37	1.4	$17,743

* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money.  The closing price of the Company’s common stock at December 28, 2013, and September 27, 2014, was $77.72 and $71.98, respectively.

The total intrinsic value of stock options and stock-settled stock appreciation rights exercised during the nine months ended September 28, 2013, and September 27, 2014, was $31,027 and $17,125, respectively.

The total fair value of equity awards that vested during the nine months ended September 28, 2013, and September 27, 2014, was $6,789 and $6,559, respectively.  This total fair value includes equity-based awards issued in the form of stock options and stock-settled stock appreciation rights.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J — COMMON STOCK AND EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2013	2014	2013	2014

Net earnings available to common shareholders	$16,753	$19,498	$58,742	$55,336

Weighted average common shares outstanding - basic	13,751	12,873	13,636	13,520

Dilutive effect of in-the-money equity awards	642	390	496	444

Weighted average common shares outstanding - diluted	14,393	13,263	14,132	13,964

Earnings per common share from net earnings - basic	$1.22	$1.51	$4.31	$4.09

Earnings per common share from net earnings - diluted	$1.16	$1.47	$4.16	$3.96

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
September 28,	September 27,	September 28,	September 27,
2013	2014	2013	2014

15	414	445	357

During the quarter ended September 27, 2014, the Company repurchased and retired 1,073 shares, for $76,558 under the Company’s share repurchase plan.

During the nine months ended September 28, 2013, and September 27, 2014, the Company repurchased and retired 414 shares and 1,755 shares, for $18,085 and $125,652, respectively, under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

Subsequent to the period ended September 27, 2014 and through November 3, 2014, the Company repurchased and retired 172 shares under the Company’s share repurchase plan for a total of $13,167. As of November 3, 2014, the remaining approved repurchase amount under the plan was $61,181.

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

	Quarter Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2013	2014	2013	2014

USANA® Nutritionals	79%	78%	80%	79%
USANA Foods	13%	13%	12%	13%
Sensé — beautiful science®	6%	7%	6%	7%

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2013	2014	2013	2014

Net Sales to External Customers

Americas and Europe	$66,294	$61,723	$197,215	$189,199
Asia Pacific
Southeast Asia Pacific	40,230	44,488	113,014	127,625
Greater China	59,768	77,206	200,141	222,144
North Asia	7,399	8,527	21,539	23,633
Asia Pacific Total	107,397	130,221	334,694	373,402

Consolidated Total	$173,691	$191,944	$531,909	$562,601

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2013	2014	2013	2014

Net sales:
China	$29,788	$50,385	$66,772	$140,368
United States	39,282	34,389	118,329	105,938
Hong Kong	21,554	NA	109,089	57,686

	As of
	December 28,	September 27,
	2013	2014

Long-lived Assets:
China	$61,716	$75,940
United States	51,260	52,586

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of September 27, 2014, we had approximately 291,000 active Associates and approximately 77,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Americas and Europe — United States, Canada, Mexico, Colombia(1), the United Kingdom, France, Belgium, and the Netherlands

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  Greater China — Hong Kong, Taiwan, and China(2)

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

	Nine Months Ended
	September 28,	September 27,
	2013	2014
Product Line
USANA® Nutritionals
Essentials	27%	25%
Optimizers	53%	54%
USANA Foods	12%	13%
Sensé — beautiful science®	6%	7%
All Other	2%	1%

Key Product
USANA® Essentials	18%	16%
Proflavanol®	12%	13%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  Associate incentives and selling, general and administrative expenses, however, are affected negatively by a weakening of the U.S. dollar and positively by a strengthening of the U.S. dollar.  During the nine months ended September 27, 2014, net sales outside of the United States represented 80.7% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number of, or the productivity of, our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for the majority of our product sales, representing approximately 91% of product sales during the nine months ended September 27, 2014.  The remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	September 28, 2013		September 27, 2014		Prior Year	Change

Americas and Europe	82,000	33.5%	82,000	28.2%	—	0.0%

Asia Pacific:
Southeast Asia Pacific	60,000	24.4%	70,000	24.1%	10,000	16.7%
Greater China	94,000	38.4%	129,000	44.3%	35,000	37.2%
North Asia	9,000	3.7%	10,000	3.4%	1,000	11.1%
Asia Pacific Total	163,000	66.5%	209,000	71.8%	46,000	28.2%

	245,000	100.0%	291,000	100.0%	46,000	18.8%

	Preferred Customers By Region
	As of		As of		Change from	Percent
	September 28, 2013		September 27, 2014		Prior Year	Change

Americas and Europe	58,000	81.7%	57,000	74.0%	(1,000)	(1.7)%

Asia Pacific:
Southeast Asia Pacific	8,000	11.3%	11,000	14.3%	3,000	37.5%
Greater China	3,000	4.2%	3,000	3.9%	—	0.0%
North Asia	2,000	2.8%	6,000	7.8%	4,000	200.0%
Asia Pacific Total	13,000	18.3%	20,000	26.0%	7,000	53.8%

	71,000	100.0%	77,000	100.0%	6,000	8.5%

Current Focus and Recent Developments

As a company, USANA seeks to improve the overall health and nutrition of individuals and families around the world.  Consequently, our primary objective is to increase the number of Associates and Preferred Customers who use our products.  In August 2014, we held our 2014 International Convention, where we made several improvements to our business, which were designed to improve our customers’ experience with USANA.  For example, we launched an all new digital marketing suite for our world-wide Associate base.  The suite provides our Associates with new tools, consisting of a back office Hub, personal websites, and advanced communication and marketing tools, all of which significantly enhance our Associates’ ability to manage, promote and build their USANA business in today’s demanding ebusiness environment.  These new tools were designed to simplify conducting a USANA business, enhance communications and provide an online atmosphere that is personal to the Associate and highly engaging for the customer.

In August of 2013, we announced and implemented several strategic changes to our business, which we refer to as the “2013 strategic changes” throughout this report.  These changes were aimed at promoting customer loyalty, enjoyment and success with USANA.  The 2013 strategic changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program (collectively “price discounts”), (ii) a new reward based on the amount of a customer’s initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

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

During the third quarter, our overall active customer counts increased by 16.5% on a year-over year basis, while net sales increased by 10.5%.  Net sales growth trailed customer growth during the quarter primarily as a result of the price discounts associated with the 2013 strategic changes.  In September 2014, we reached the one-year anniversary of the 2013 strategic changes and we anticipate, going forward, that overall customer growth and net sales growth will be more closely aligned.  Moving forward we will continue to promote the benefits of the 2013 strategic changes to our customer base, but will also begin offering market-specific promotions, which are designed to generate additional customer growth around the world.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2014 increased 10.5% to $191.9 million, an increase of $18.3 million, compared with the third quarter of 2013.  This increase was driven by overall Associate growth of 18.8%, which was generated by our Asia Pacific region.  In general, year-over-year changes in sales in the markets within our regions were the result of corresponding changes in the number of our active Associates and Preferred Customers in these markets.  Also affecting the year-over-year change in net sales was the recognition of $3.1 million in unearned revenue in Hong Kong during the current year quarter, without which consolidated net sales would have increased by 8.7%.  We experienced a change in the trend of our aging of unearned revenue in Hong Kong resulting from worldwide policy changes implemented in 2013.  As a result of this change in trend, during the quarter ended September 27, 2014, we concluded that it was remote that product orders older than two years would be picked up by the customer. Accordingly, deferred revenue of $3.1 million was recognized in the current quarter.

Net earnings for the third quarter of 2014 increased 16.4% to $19.5 million, an increase of $2.7 million, compared with the third quarter of 2013.  This increase was the result of an increase in net sales combined with lower relative Associate incentives expense, as discussed further below.  Notably, the recognition of deferred revenue discussed above benefited net earnings by $1.4 million.

Quarters Ended September 28, 2013 and September 27, 2014

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended				Change from	Percent
	September 28, 2013		September 27, 2014		Prior Year	Change

Americas and Europe	$66,294	38.2%	$61,723	32.2%	$(4,571)	(6.9)%

Asia Pacific:
Southeast Asia Pacific	40,230	23.2%	44,488	23.2%	4,258	10.6%
Greater China	59,768	34.4%	77,206	40.2%	17,438	29.2%
North Asia	7,399	4.2%	8,527	4.4%	1,128	15.2%
Asia Pacific Total	107,397	61.8%	130,221	67.8%	22,824	21.3%

	$173,691	100.0%	$191,944	100.0%	$18,253	10.5%

Americas and Europe:  The decline in net sales in this region was due to a decrease in net sales in the United States and, to a lesser extent, changes in currency exchange rates, which reduced net sales by $0.9 million.  Net sales in the United States decreased $4.9 million, or 12.5%, due to a decrease in the number of active Associates and Preferred Customers of 9.3% and 10.5%, respectively, combined with pressure from the price discounts associated with the 2013 strategic changes.  The decreases in the United States were partially offset by growth in Mexico, where local currency sales increased 11.0% due to continued growth in the number of active Associates and Preferred Customers.

Asia Pacific:  The increase in net sales in this region was driven by double-digit growth in Associates and net sales in each of the Greater China, Southeast Asia Pacific, and North Asia regions.

The net sales increase in Greater China was the result of a 69.1% increase in net sales in Mainland China, which was partially offset by a sales decrease in Hong Kong despite the recognition of $3.1 million of unearned revenue discussed above.  The changes in net sales in Mainland China and Hong Kong were reflective of changes in the number of active Associates in each of these markets during the quarter.

The net sales increase in Southeast Asia Pacific was driven by local currency sales growth in most markets within this region and an increase in the number of active Associates in nearly every market within the region.  Net sales growth in this region, however, trailed customer growth as a result of the price discounts associated with the 2013 strategic changes.  The strongest growth in this region came from the Philippines, where net sales increased 31.8% and the number of active Associates increased by 28.0%.  While the number of active Associates in Singapore increased by 16.7% during the quarter, net sales decreased by 7.9%.  This sales decrease resulted from a year-over-year decrease in sales of our Asia Pacific MyHealthPak, which is sourced from Singapore, as we passed the one year anniversary of when this item started picking up in sales.

Gross Profit

Gross profit for the third quarter of 2014 was 82.0% of net sales, and was essentially flat, on a relative basis, compared to the prior year quarter.  Year-over-year gross profit benefited from favorable changes in product and market mix as well as the recognition of $3.1 million in previously unearned revenue in Hong Kong discussed above.  These benefits were largely offset by unfavorable currency fluctuations and production inefficiencies.

Associate Incentives

Associate incentives decreased to 43.0% of net sales for the third quarter of 2014, from 44.0% for the third quarter of 2013.  This decrease was the result of a one-time payout of $4.5 million in the third quarter of 2013 associated with the 2013 strategic changes and by annual price changes.

Selling, General and Administrative Expenses

Relative to net sales, our selling, general and administrative expense was flat when compared with the third quarter of 2013.  In absolute terms, our selling, general and administrative expense increased by $4.4 million.  This increase was primarily driven by higher wages and benefits expense and other costs associated with supporting a higher sales base.

Diluted Earnings Per Share

Diluted earnings per share increased 26.7% in the third quarter of 2014 when compared with the prior year quarter.  This increase was the result of higher net earnings, as discussed above, combined with a lower number of diluted shares outstanding resulting from share repurchases over the last twelve months.  Without the recognition of $3.1 million of previously unearned revenue in Hong Kong discussed above, diluted earnings per share would have increased 17.2%.

Nine Months Ended September 28, 2013 and September 27, 2014

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Nine Months Ended				Change from	Percent
	September 28, 2013		September 27, 2014		Prior Year	Change

Americas and Europe	$197,215	37.1%	$189,199	33.6%	$(8,016)	(4.1)%

Asia Pacific:
Southeast Asia Pacific	113,014	21.2%	127,625	22.7%	14,611	12.9%
Greater China	200,141	37.6%	222,144	39.5%	22,003	11.0%
North Asia	21,539	4.1%	23,633	4.2%	2,094	9.7%
Asia Pacific Total	334,694	62.9%	373,402	66.4%	38,708	11.6%

	$531,909	100.0%	$562,601	100.0%	$30,692	5.8%

Americas and Europe:  The decline in net sales in this region was due to a decrease in net sales in the United States and to changes in currency exchange rates, which reduced net sales by $4.2 million.  Net sales in the United States decreased $12.4 million, or 10.5%, due to pressure from price discounts, combined with a decrease in the average number of active Associates and Preferred Customers.  The decrease in the United States, however, was partially offset by net sales growth in other markets within the region.  Most notably, local currency sales increased 7.3% in Canada and 12.6% in Mexico due to continued growth in the number of active Associates and Preferred Customers in these markets.  Additionally, sales in our newest market Colombia, which commenced operations in the third quarter of 2013, increased by $1.1 million for the nine month period.

Asia Pacific:  The increase in net sales in this region was primarily the result of an increase in the average number of active Associates.

The increase in Southeast Asia Pacific was driven by sales growth in every market within this region despite a $4.8 million reduction from changes in currency exchange rates.  The strongest growth in this region came from the Philippines and Singapore, where net sales increased 23.0% and 21.1%, respectively.  Sales in Singapore benefited from a year-over-year increase in sales of our MyHealthPak product to our Associates in other Asia Pacific markets.

Sales in Australia and New Zealand during the first nine months of 2014 increased 4.6% despite a $1.7 million reduction from changes in currency exchange rates.  On a local currency basis, net sales in this market increased 9.0%.

The increase in net sales in Greater China included a 110.2% increase in net sales in mainland China, offset in great part by a large decrease in Hong Kong despite the recognition of $3.1 million of previously unearned revenue discussed above.  Notably, the decrease in Hong Kong includes an estimated $7.0 million in incremental sales generated ahead of a worldwide policy that we implemented during the second quarter of 2013 (restricting Associate purchases to in-market purchases only), which makes for a difficult year-over-year comparable.

The increase in net sales in North Asia resulted from a 19.5% increase in net sales in South Korea, which was driven by an increase in the number of active Associates in that market.

Gross Profit

Gross profit declined to 81.6% of net sales for the first nine months of 2014, compared with 82.4% in the prior year period.  This decline can be attributed to unfavorable currency fluctuations, price discounts, and an increase in relative freight costs.  This decrease was partially offset by annual price changes and favorable changes in product and market mix.

Associate Incentives

Associate incentives increased to 43.1% of net sales for the first nine months of 2014, from 42.1% in the prior year period.  This increase was the result of the 2013 strategic changes, partially offset by annual pricing changes.

Selling, General and Administrative Expenses

Relative to net sales, our selling, general and administrative expense was flat when compared with the first nine months of 2013 due to leverage gained on a higher sales base.  In absolute terms, our selling, general and administrative expense increased by $6.8 million.  This increase was primarily driven by higher wages and benefits expense and other costs associated with supporting a higher sales base.

Income Taxes

Our effective income tax rate during the first nine months of 2014 was 33.8%, compared with 33.0% in same period of 2013.  This increase was primarily the result of a reduction in our United States manufacturing deduction benefit due to increased sales in China where products are manufactured locally, and a reduction in tax benefits from lower tax rate jurisdictions, where sales decreased.  The increase in our effective tax rate was partially offset by a lower state tax expense.

Net Earnings and Diluted Earnings Per Share

Net earnings for the first nine months of 2014 decreased 5.8% when compared with the first nine months of 2013.  This decrease was due to a combination of higher relative Associate incentives expense and lower gross profit as discussed above.  Partially offsetting this decrease was the $1.4 million benefit from the recognition of deferred revenue.

Diluted earnings per share decreased 4.8% in the first nine months of 2014 when compared with the prior year period due to reduced net earnings.  This decrease was offset slightly by a lower number of diluted shares outstanding resulting from share repurchases over the last twelve months.  Without the recognition of deferred revenue, diluted earnings per share would have declined 7.2%

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in some of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  The hypothetical repatriation of $13.2 million that relates to earnings considered indefinitely reinvested in certain of our markets at September 27, 2014, would result in a tax liability to the Company of approximately $1.7 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $67.4 million in the first nine months of 2014, compared with $64.6 million in the first nine months of 2013.  Items positively affecting cash flow from operations on a year-over-year basis include: (i) a reduction in inventory in the current year, compared with use of cash in the prior year to build up inventory for various reasons, including the launch of a new market, and (ii) timing of tax payments associated with higher benefits derived from exercise of equity awards in the prior year period.  These items were partially offset by (i) a larger increase in other liabilities in the prior year period due to higher accruals, (ii) a decrease in accounts payable in the current year period, compared with an increase in the prior year period, and (iii) lower net earnings in the current year period.

Although we generated strong cash flow from operating activities in the first nine months of 2014, cash and cash equivalents decreased to $87.7 million at September 27, 2014, from $137.3 million at December 29, 2013.  This decrease in cash and cash equivalents was primarily due to share repurchases as discussed below, and purchases of property, plant, and equipment related mostly to the construction of our new China production facility also discussed below.  Of the $87.7 million cash and cash equivalents held at September 27, 2014, $14.2 million was held in the United States and $73.5 million was held by international subsidiaries.  Of the $137.3 million held at December 28, 2013, $65.8 million was held in the United States and $71.5 million was held by international subsidiaries.  Net working capital decreased to $57.0 million at September 27, 2014, from $133.2 million at December 28, 2013.

We are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the latter half of 2015.  We anticipate that this project will require a total investment of approximately $40 million, of which approximately $24 million will be incurred in 2014.  During the first nine months of 2014, we incurred $12.9 million on this project of which $5.9 million was for land use rights.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of September 27, 2014, were $7.4 million and are included as non-current other assets on the balance sheet.  We are in the process of evaluating options to potentially modify some of the terms of the credit agreement with this supplier as there has been a delay in the completion of the project.  As a result of the delays, we performed an impairment test on the recoverability of this note receivable and concluded that there was no impairment as of September 27, 2014, however, if assumptions change in the future, impairment could result.  We will evaluate this note receivable for impairment on an ongoing basis.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to a credit agreement with the bank, which expires in April 2016.  Bank guarantees are considered a reduction of the overall availability of credit.  As of September 27, 2014, such normal course of business bank guarantees reduced our available borrowing limit by $4.7 million.  During the quarter, we utilized our credit facility and as of September 27, 2014 we had a balance of $10.0 million outstanding.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of September 27, 2014, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the second quarter of 2014, our Board of Directors authorized an increase in the amount available for repurchase under this plan to a total of $200 million.  During the nine months ended September 27, 2014, we repurchased and retired 1,755,001 shares of common stock for a total investment of $125.7 million, at an average market price of $71.6 per share.  Additionally, subsequent to the quarter ended September 27, 2014, and through November 3, 2014, we repurchased and retired 171,924 shares of common stock for a total investment of $13.2 million, at an average market price of $76.59 per share pursuant to a preset trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.  As of November 3, 2014, there was $61.2 million remaining under the current share repurchase authorization and there is currently no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

Rawcliffe on behalf of USANA Health Sciences, Inc. v. Certain Directors and Officers of USANA

On August 7, 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of our directors and officers.  The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014.  The complaint purports to seek, on behalf of the Company, an unspecified amount of monetary damages allegedly sustained by the Company, rescission or disgorgement of the applicable equity awards, unspecified equity relief, reimbursement for fees and costs incurred by the plaintiff in connection with the suit, including attorneys’ fees, and various other forms of monetary and non-monetary relief.  We believe the claims in the complaint are without merit and intend to vigorously defend the suit.  Consequently, on October 2, 2014, we filed a motion to dismiss the complaint and are awaiting the court’s ruling on the motion.  Based on the information currently available, we currently believe that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

See also our discussion under Note H, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended September 27, 2014:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal July
(Jun. 29, 2014 through Aug. 2, 2014)	430	$71.97	430	$119,953

Fiscal August
(Aug. 3, 2014 through Aug. 30, 2014)	380	$70.09	380	$93,275

Fiscal September
(Aug. 31, 2014 through Sep. 27, 2014)	263	$72.00	263	$74,348

	1,073	$71.31	1,073

* The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the third quarter of 2014 with $150,905 remaining under the plan.  Subsequent to the quarter ended September 27, 2014, and through November 3, 2014, the Company repurchased 172 shares for a total of $13,167, at an average market price of $76.59 per share pursuant to a Rule 10b5-1 trading plan.  As of November 3, 2014, the Company had $61,181 available under the share repurchase plan.  There currently is no expiration date on the approved repurchase amount.

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

USANA HEALTH SCIENCES, INC.

Date: November 6, 2014	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)