Form 10-K
period 2015-01-03
USANA HEALTH SCIENCES INC
filed 2015-03-17
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35024

USANA HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0500306 (I.R.S. Employer Identification No.)

3838 West Parkway Blvd., Salt Lake City, Utah 84120
(Address of principal executive offices, Zip Code)

(801) 954-7100
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, Par Value $0.001 Per Share	(Name of each exchange on which registered) New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [X] Smaller reporting company [ ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

          The aggregate market value of common stock held by non-affiliates of the registrant as of June 27, 2014 was approximately $518,201,000, based on a closing market price of $77.76 per share.

          There were 12,658,684 shares of the registrant's common stock outstanding as of March 9, 2015.

          Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2015 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended January 3, 2015
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

 PART I

Item 1.    Business

General

        USANA Health Sciences, Inc., a Utah corporation, was founded in 1992 by Myron W. Wentz, Ph.D. We develop and manufacture high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 19 markets worldwide, where we distribute and sell our products by way of direct selling. We have chosen this distribution method as we believe it is the most conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our net sales in fiscal year 2014 were $790.5 million, of which 81.8% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of January 3, 2015, we had 349,000 active Associates and 81,000 active Preferred Customers worldwide.

Recent Developments and Current Focus

        We have implemented the following strategies and initiatives to increase the number of Associates and Preferred Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Personalization:  Over the last few years, we have focused heavily on personalizing and improving our customers' experience with USANA. In August 2013, we implemented several strategic changes to our business (referred to throughout this report as the "2013 strategic changes"), which were all aimed at promoting customer loyalty, enjoyment and success with USANA. These changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program (collectively "price discounts"), (ii) a new reward based on the amount of a customer's initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

    We increased the payout under our Compensation Plan in several ways, including: (i) paying higher compensation to newer Associates, (ii) increasing the compensation for Associates who grow their business through our Auto Order program, and (iii) simplifying the commission qualification requirements under the plan, resulting in more Associates earning compensation. Additionally, we simplified our rank advancement system to make it easier for Associates to advance in our business, and we added new recognition benefits for Associate leaders.

    In August 2014, we launched an all-new digital marketing suite for our world-wide Associate base, which is designed to further simplify conducting a USANA business. This suite provides our Associates with new tools, consisting of a back office Hub, personal websites, and advanced communication and marketing tools, all of which significantly enhance our Associates' ability to personalize, manage, promote and build their business in today's demanding e-business environment.

    Throughout 2014, we experienced growth in several business indicators tied to the strategic changes that we implemented in 2013 and continued promoting throughout 2014. These indicators include: active customer counts; world-wide unit volume; percent of sales processed through our Auto Order program; and the number of Associates earning a commission check. We continue to monitor these indicators and anticipate continued growth in each area as we execute the strategies discussed in this report.

    In 2015, we plan to increase our investment in brand-recognition initiatives to make it easier for our Associates to introduce USANA to potential customers. In this regard, we have expanded our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. Under this partnership, USANA products will be regularly featured on The Dr. Oz Show as part of their sponsorship integration program. This new partnership kicked off in January 2015 when Procosa®, our joint health supplement product, was featured on the show. Additional products will follow and be featured on the show approximately on a monthly basis. This partnership is intended primarily to facilitate growth in our North America region, with an emphasis on the United States, by increasing awareness and recognition of the USANA brand and, thereby, making it easier for our Associates to talk about USANA with potential customers. The partnership is also intended to directly facilitate Preferred Customer growth in North America, by allowing viewers of The Dr. Oz Show to purchase USANA products via a direct link on The Dr. Oz Show website.

  •
  Market-Specific Strategies:  In 2013, we implemented a price reduction in several of our mature markets, including Canada, Australia, and New Zealand. This initiative was intended to make our products and business opportunity more equitable across all of our markets. Although these price reductions initially impacted our net sales on a year-over-year basis, they have been successful in helping grow our active customer counts and net sales in these markets, where growth had been declining or flat over the several years prior.

    As a follow-up to this pricing initiative, we implemented a worldwide policy, which focuses on limiting cross-border purchasing by our customers. With the Internet allowing consumers to research and purchase products online, we were experiencing increasing instances of cross-border purchasing by customers in various markets in an effort to get desired formulations, favorable pricing, and products that are not available in their home markets. We believe that it is in the best long-term interest of the Company and of our customers to have customers focus on purchasing products that are approved and offered in their home market. While this policy had a short-term negative impact on net sales in 2013, including in our Greater China region, we believe that these policies have strengthened our underlying business and have improved our opportunity for growth going forward.

    In late 2014, after we passed the anniversary of the 2013 strategic changes, we began offering short-term incentives and promotions for our Associates around the world to generate excitement and additional customer growth. The incentive that we offered during the fourth quarter of 2014 increased compensation to Associates for sales generated by new Associates and accelerated our sales and customer growth during the quarter. We plan to continue offering market-specific incentives and promotions throughout 2015 to generate excitement in our business.

  •
  Product Innovation and Information Technology:  In 2015, we plan to increase our investment in product and technology innovation to further our Company vision. Additionally, we plan to invest in our information technology systems and infrastructure as we prepare to become a much larger company. These investments will be reflected as both additional SG&A expense and capital expenditures.

  •
  International Development:  Given the significant opportunity that exists in China, we plan to continue focusing significant time and resources on growing this market. Our efforts in this regard include completing the construction of our new state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the first half of 2016. We will also continue re-finishing each of our China branch facilities. Additionally, we plan to open several new branch locations in China during 2015. Finally, we continue to believe that significant growth opportunities exist in new international markets. As such, during 2013, we commenced operations in our newest market, Colombia, and we plan to open a new market in our Southeast Asia Pacific region during 2015.

Products

        The following table summarizes our product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals
Essentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2012—28% 2013—26% 2014—24%	USANA® Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials.

		2012—52% 2013—54% 2014—55%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2012—11% 2013—12% 2014—13%	Nutrimeal Fibergy RESET™ weight-management program and accompanying RESET kit
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

		2012—7% 2013—6% 2014—7%	Daytime Protective Emulsion Night Renewal Perfecting Essence
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2012—2% 2013—2% 2014—1%	Associate Starter Kit Product Brochures

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to increase our focus on personalization and innovation, we will look for innovative product opportunities such as our MyHealthPak™ product, which is a fully customized, pre-packaged supplement regimen that can include any of our Essentials and Optimizers.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
Key Product	2012	2013	2014
USANA® Essentials	19%	17%	16%
Proflavanol®	12%	13%	13%
BiOmega-3™	7%	8%	10%

        Other top-selling products include our HealthPak 100™ and CoQuinone ® 30.

Geographic Presence

        Our products are distributed and sold in 19 markets. We have organized our markets into two geographic regions: (i) Americas and Europe, and (ii) Asia Pacific, which includes three sub-regions as noted below.

Americas and Europe

        Americas and Europe is our most mature region. Our most recent market expansions in this region include our entry into Colombia in 2013 and France and Belgium in 2012. Americas and Europe has been a challenging region over the last several years due to declines in the number of active customers in the United States and Canada. Although we continue to experience declines in the number of our active customers in the United States, the strategies that we have implemented over the last few years have contributed to sales and customer growth in Canada and Mexico. We expect the positive trends in Canada and Mexico to continue into 2015, and we will continue to focus on our growth strategy in the United States through our personalization initiatives and developing market-specific promotions and incentives.

Asia Pacific

        Asia Pacific is organized into three sub-regions: Southeast Asia Pacific, Greater China, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines and Thailand.

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  North Asia—Japan and South Korea

        Asia Pacific is our most strongly growing region. Our most recent market expansions in this region include our entry into Thailand in 2012 and our entry into China in 2010 (through our acquisition of BabyCare). Historically, our growth in this region was led by Hong Kong and the Philippines. Since our acquisition of BabyCare, however, our strategy in Asia Pacific has been centered on generating growth in China. Consequently, our growth in Asia Pacific over the last couple of years has been led by China, and our results in Hong Kong have declined. Going forward, we anticipate that China and the Philippines will continue to drive our growth in this region, but we also expect our business to grow in most of our other markets in this region. Additionally, we plan to open a new market in our Southeast Asia Pacific region during 2015.

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

	2012		2013		2014
	(in thousands)
Americas and Europe	$244,333	37.7%	$261,682	36.4%	$253,730	32.1%
Asia Pacific
Southeast Asia Pacific	139,651	21.5%	155,362	21.6%	177,940	22.5%
Greater China	235,626	36.3%	271,812	37.9%	326,134	41.3%
North Asia	29,116	4.5%	29,319	4.1%	32,667	4.1%

Asia Pacific Total	404,393	62.3%	456,493	63.6%	536,741	67.9%

	$648,726	100.0%	$718,175	100.0%	$790,471	100.0%

Research and Development

        Our research and development efforts are focused on developing and providing high-quality, science-based products that promote long-term health and reduce the risk of chronic degenerative disease. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing USANA brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. In addition, we have an active clinical studies program in place to verify the efficacy of our existing products and our new formulations. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers both to identify possible new products and opportunities and to reformulate our existing products.

        Our in-house research team is working closely with scientists at a number of universities and top research institutes, including the Linus Pauling Institute ("LPI") at Oregon State University, The Foods for Health Institute ("FFHI") at The University of California, Davis, McGill University and The Orthopedic Specialty Hospital ("TOSH") to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome.

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

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2012, 2013, and 2014, we expended $4.7 million, $5.1 million, and $5.1 million, respectively, on product research and development activities. Going forward, we expect to increase our spending and resources for research and development in connection with our personalization and product innovation strategies.

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

Tablet Manufacturing

        Our tablet production process uses automatic and semi-automatic equipment and includes the following activities: auditing and qualifying suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring raw materials, mixing raw materials into batches, forming mixtures into tablets, coating and sorting the tablets, analyzing tablet quality, packaging finished products, and analyzing finished product quality. We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests. We employ a qualified staff of professionals to develop, implement and maintain a quality system designed to assure that our products are manufactured to our internal and applicable regulatory agency specifications.

        Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration ("FDA"), Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with current Good Manufacturing Practices ("GMPs") and with labeling claims. Additionally, our Salt Lake City manufacturing facility is also certified, through inspection and audits, with the Islamic Foods and Nutrition Counsel of America in compliance with Halal, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act in Australia.

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited annually by the US FDA, specifically for dietary supplements, and have been found in full compliance with GMPs for dietary supplements.

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

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 26% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products. In particular, we have entered into a strategic relationship with a third-party manufacturer of our nutrition bars. Under this relationship we have extended credit to this supplier in the form of a secured loan to allow the supplier to acquire the necessary equipment to manufacture our bars. This relationship improves our supply chain stability and creates a mutually beneficial relationship between both parties. Products manufactured by third-party suppliers at their locations must also go through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We require products manufactured at these facilities to be shipped to USANA where a full quality inspection and release also takes place.

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

        Once a person becomes an Associate, she or he may purchase products directly from us at wholesale prices for personal use and resale to customers. Our Associates are also entitled to build sales organizations by attracting and enrolling new Associates and establishing a network of product users. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as part of the "down-line" of the sponsoring Associate. Down-line Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same down-line as the original sponsoring Associate. As outlined below, Associates who are interested in earning additional income must successfully sell USANA products and establish a business network/down-line in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

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

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan. Our China operations also utilize a Preferred Customer program, which is similar to USANA's Preferred Customer program in our other markets.

Associate Training and Motivation

        Initial training of Associates about the products, the Compensation Plan, network marketing, and USANA is provided primarily by an Associate's sponsor and others in their sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, as well as provide reprints from other commercial publications that feature USANA and may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates participate in training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new Associates and Preferred Customers to purchase our products, and to educate and train new Associates regarding our products and Compensation Plan.

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

  •
  Retail Mark-Ups.  As discussed previously, in markets where retail mark-ups are permitted, our Associates purchase products from us at the Preferred Price and may resell them to consumers at higher retail prices. In this case, the Associate retains the retail mark-up as another form of compensation.

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

  •
  Enhance existing USANA brand products, as new discoveries in nutrition and skin care are made;

  •
  Formulate products to meet diverse regulatory requirements across all of our markets; and

  •
  Investigate processes for improving the production of our formulated products.

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we work with outside research organizations to further support various aspects of our research and development efforts. Our in-house research team is working closely with scientists at a number of universities and top research institutes, including the Linus Pauling Institute at Oregon State University, The Foods for Health Institute at The University of California, Davis, McGill University and The Orthopedic Specialty Hospital to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the micro-biome. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, the University of Sydney in Australia, The Orthopedic Specialty Hospital and Utah State University. Our R&D team also works closely with the Medical staff at Sanoviv Medical Institute in Rosarito, Mexico to obtain additional perspectives on the use of supplements in a clinical setting and to get feedback on formulas in development. Additionally, our Scientific Advisory Council, comprised of health care professionals and nutritional science experts worldwide, provides us with valuable insights into product applications and efficacy. It is through our internal research and development efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

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

  •
  A stream of recurring revenue from our monthly product subscription program known as "Auto Order," which we utilize in all of our markets (for the year ended January 3, 2015, this program represented 44% of our sales); and

  •
  We can typically expand into new international markets with moderate investment because we generally maintain warehouse facilities, customer support, and minimal administrative facilities. Larger markets, including China, require more significant investment.

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

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Customers.    Our customers, and Associates in particular, are central to the growth and success of our business. Accordingly, our primary growth strategy focuses on increasing our customer counts throughout the world. We will execute this strategy by applying both world-wide and region-specific initiatives, which include the initiatives set out below. Our management team maintains a close working relationship with our Associate leaders by interacting with them on a regular basis through in-person meetings and phone calls. Further, in addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to Associates. We continue to invest in these events and in the marketing of our business to help Associates improve the productivity of their businesses.

        Personalization.    Our personalization initiative has been a key marketing and operating strategy for us over the last few years and will continue to be a key strategy going forward. This initiative focuses on personalizing and improving our customers' experience with USANA. We have introduced several exciting changes and enhancements to our business under this initiative, which are further discussed under "Recent Developments and Current Focus".

        Successfully Grow our Greater China and our Americas and Europe Regions.    In light of the strength of our Asia Pacific region and our growing Associate base in Asia, we believe that Greater China is the most significant and imminent growth opportunity for us. Our strategy in this region is focused on generating customer growth in each market, with an emphasis on China. We operate in China through our wholly-owned subsidiary, BabyCare. BabyCare has been granted licenses to engage in direct selling in the municipalities of Beijing, Jiangsu, Shaanxi and Tianjin and is working to obtain similar licenses in other provinces. We have spent the last few years registering a portfolio of USANA products for sale by BabyCare in China, educating our customers on our product offering and business model in China, and improving our information systems, technology and infrastructure in China. In 2015, we will continue to execute these strategies, with a focus on the construction of our new state-of-the-art manufacturing and production facility, which we anticipate will become operational during the first half of 2016. We will also continue re-finishing our China branch facilities to make them more modern and customer-friendly, and we will open several new branch locations.

        Our Americas and Europe region is also very important to our business and a significant part of our growth strategy. While we achieved growth in Mexico and Canada through market-specific initiatives in 2014, we continue to focus on customer growth in the United States. Our strategies for growing this region in 2015 focus on increasing the number of new Associate leaders with the execution of our personalization and brand-awareness strategies, as well as market-specific promotions and incentives.

        Brand Awareness:    To facilitate customer growth, we plan to continue to promote global awareness of the USANA brand through various strategies, including professional athlete sponsorships and credible associations with individuals and organizations. Examples of this include our sponsorship of the U.S. Ski Team and our partnership with the Women's Tennis Association. We continue to serve as the official health supplement supplier for these teams and organizations and are also increasing our sponsorship of individual athletes who rely on our products and brand. We seek to leverage these relationships to build brand credibility and increase product consumption and loyalty. In addition to our athlete sponsorships, we seek to advertise and collaborate with credible, nationally recognized organizations and individuals to enhance our global brand. As an example, we have expanded our relationship with Dr. Mehmet Oz and The Dr. Oz Show's Trusted Partners and Sponsors, as discussed further under "Recent Developments and Current Focus". While branding efforts such as this have a global reach, the primary objective of this initiative is to grow sales and customers in Americas and Europe.

        Introduce New and Re-formulate Existing Products.    Our research and development team is continually reviewing the latest scientific findings related to nutrition, conducting in-house research and clinical trials, looking at new technologies, and attending scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by a significant number of our customers, we will generally pursue development of that product. Our research and development focus in 2015 and going forward will be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. We will also enhance our focus on innovation to develop new products and technologies.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. We commenced operations in Thailand, France and Belgium in 2012, and Colombia in 2013, and we will open another new market within our Southeast Asia Pacific region during 2015. These markets, as well as any future markets we may consider, are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless down-line structure is designed to allow an Associate to build a global network by creating a down-line across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate future markets into this Compensation Plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing that market.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc.; and NBTY, Inc. Based on information that is publicly available, 2013 net sales of the aforementioned companies ranged from $3.2 billion to $9.8 billion. There are other manufacturers of competing product lines that have or may launch direct selling enterprises that compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 0.8% in 2012, 0.9% in 2013, and 0.8% in 2014. Because our emphasis on customer satisfaction is a hallmark of our business model, our standard policy allows Associates to return any unused product from their first purchase within the first 30 days following their purchase for a 100% refund of the sales price. Thereafter, any returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. According to the terms of the Associate agreement, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, Associates and Preferred Customers may receive either a refund based on their original form of payment or credit on account for a product exchange. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets.

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

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success. We continually evaluate changes in the information technology environment to ensure that we are capitalizing on new technologies where beneficial to our business and our Associates, keeping pace with regulatory standards, and ensuring that our systems and data are secure. Over the next few years we intend to increase our investment in technology systems and infrastructure as we prepare to become a much larger company.

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

        Our web applications are supported by a clustered environment providing high availability. All production systems are fully backed-up and stored off-site in support of disaster recovery.

Regulatory Matters

        General.    In the United States and the other countries where we operate, our business is subject to extensive governmental laws and regulations. These laws and regulations exist at various levels in the United States and other countries and pertain to our products, network marketing program, and other aspects of our business as described in more detail below.

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

        Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and Pharmaceutical GMP's, with additional requirements that are specific to dietary supplements. We are audited annually by the US FDA, specifically for dietary supplements and have been found in full compliance with GMPs for dietary supplements. The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we are in compliance with this law.

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

        Advertising of our products in the United States is subject to regulation by the FTC under the FTC Act. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for our products in the United States. In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight-management, and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the United States, and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the United States.

        The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

        The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies outside the United States in each country where they are distributed. For example, in Australia, product registration, labeling and manufacturing is regulated by the TGA and, in Japan, the Ministry of Health, Labor and Welfare. In China, the China Food and Drug Administration ("CFDA") regulates product registration, labeling and manufacturing. In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country's Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. For example, China extensively regulates the registration, labeling and marketing of our products. In China, our nutritional products are typically classified as "health functional foods" and our personal care products are typically classified as "non-special use cosmetics". The registration process for health functional foods is complex and generally requires extensive analysis and approval by the CFDA. As a result, it may take several years to register a product as a health functional food in China. While all products currently sold by BabyCare in China have been registered with the CFDA, we continue to work through the registration process for other health functional food products, which we also hope to begin selling through BabyCare in the future.

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

        Network Marketing Regulation.    Various laws and regulations in the United States and other countries regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on product sales rather than on investments in the organization or on other criteria that is not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our network marketing plan to regulatory agencies. We have also modified our network marketing plan in the past to comply with the interpretation of the regulations by authorities. Where required by law, we obtain regulatory approval of our network marketing plan, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more countries, our network marketing plan, or the conduct of certain of our Associates, could be found not to be in compliance with applicable laws and regulations. Additionally, we cannot predict the nature of any future law, regulation, or interpretation, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our Associates, to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

        Network marketing companies, and the industry in general, continue to experience significant media and public scrutiny in many countries. Several companies similar to ours have been scrutinized and penalized in several markets where we operate, including the United States, Canada, China, Japan, and South Korea. This scrutiny, along with the uncertainty of the laws and regulations pertaining to network marketing in many countries, can affect how a regulator or member of the public perceives our Company. For instance, there has been significant media and short-seller attention regarding the viability and legality of network marketing in the United States and China over the past few years. This attention has led to intense public scrutiny of the industry, as well as volatility in our stock price and the stock prices of companies similar to our company. We cannot predict the impact that this scrutiny may have on our business or the industry in general.

        The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies and are subject to discretionary interpretation and enforcement by various municipal and provincial level officials in China. Our business in China is that of BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare's business model has been developed specifically for China in light of its direct selling laws and regulations there. BabyCare has been granted licenses from the Chinese government to conduct direct selling in four provinces in China and will be required to obtain licenses from municipalities and provinces in China where it does not hold a license. The process for obtaining government approval in China to conduct direct selling continues to evolve, is time-consuming, and expensive. The complexity of the approval process, as well as the government's continued cautious approach to direct selling in China, make it difficult to predict the timeline for obtaining additional approvals. If the process for obtaining approvals is delayed, changed or interpreted differently than currently understood, BabyCare's growth prospects in China could be negatively impacted. Ultimately, there can be no assurance that BabyCare will be successful in obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business there.

        Transfer Pricing Regulation.    In the United States and many other countries, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. or international entities and are taxed accordingly. We have adopted transfer prices, which are supported by a formal transfer pricing study for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing study. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings could be adversely affected. The tax treaties between the United States and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Intellectual Property

        Trademarks.    We have developed and use registered trademarks in our business, particularly relating to our corporate and product names. We own 25 trademarks that are registered with the U.S. Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Seasonality

        Although we are not significantly affected by seasonality, we do experience variations in the activity of our Associates in many of our markets in the first and fourth quarters around major cultural events such as Chinese New Year and Christmas.

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of March 9, 2015 we had no significant backlog of orders.

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

Employees

        As of March 9, 2015 we had approximately 1,527 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

        Difficult economic conditions may adversely affect our business.    Over the past few years, economic conditions in many of the markets where we sell our products have resulted in challenges to our business. This is particularly true in our Americas and Europe region, where, although we have seen a recent improvement, we continue to experience difficulty generating meaningful growth. We cannot predict whether world or market-specific economies will improve or deteriorate in the future. If difficult economic conditions continue or worsen, we could experience declines in net sales, profitability and cash flow due to lower demand for our products or other factors caused by economic challenges faced by our customers, potential customers or suppliers. Additionally, these conditions may result in a material adverse effect on our liquidity and capital resources or otherwise negatively impact our operations or overall financial condition.

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

  •
  Negative public perceptions about network marketing programs;

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

        We can provide no assurance that the number of Associates will increase or remain constant or that their productivity will increase. Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. In previous fiscal years, we have experienced both increases and declines in our overall number of active Associates. A few of our mature markets, however, including the United States, have experienced a decline in the number of active Associates for several years. If our initiatives for 2015 do not drive growth in our Associate numbers, particularly in the United States, China and other markets, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

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

        We may have or could incur obligations relating to the activities of our Associates.    Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our Associates. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

        Our Greater China region accounts for a significant part of our business and expected growth. Any decline in sales or customers in this region would harm our business, financial condition and results of operations.    Our Greater China region consists of China, Hong Kong and Taiwan and is currently our largest and most rapidly growing region. Since our acquisition of BabyCare, Ltd. in China in 2010, our international growth strategy has been centered on growing BabyCare's business in China. As a result of this strategy, China has been our fastest growing market over the last few years and is now our largest individual market. As we have focused on China, we have also experienced a meaningful decline in sales and customers in our Hong Kong market and our results in this market may continue to decline in the future. If we are not successful in continuing to grow BabyCare's sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition and results of operations may be harmed. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. Although we believe that, in light of our successful Asian Associate base, we will be successful in growing BabyCare's business in China, it is difficult to assess the extent to which BabyCare's Chinese business model and Associate compensation plan will be successful in that market or deemed to be compliant with applicable laws and regulations by the Chinese government. Although we are required to conduct our operations in China through BabyCare, we believe that our long-term success in China will depend on our ability to successfully integrate, to the extent possible, our operations with BabyCare's operations. This includes, among other things, continuing to register current and future USANA products, in a timely manner, for sale in China and educating our Associates on BabyCare's compensation plan in China. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in growing sales and customers in China through BabyCare.

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

        Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.    Our international operations are presently conducted in various foreign countries, and we expect that the number of countries in which we operate could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the U.S. Foreign Corrupt Practices Act (FCPA), and the Bribery Act of 2010 (U.K. Anti-Bribery Act). These risks could restrict our ability to sell products to or to obtain international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

        The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We are also subject to the U.K. Anti-Bribery Act, which prohibits both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for violations of these acts (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management.

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

        Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.    Network marketing systems, such as ours, are frequently subject to laws and regulations, both in the United States and internationally, that are directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than on investment in the sponsoring company. Regulatory authorities, in one or more of our present or future markets, could determine that our network marketing system does not comply with these laws and regulations or that it is prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, or results of operations. Further, we may simply be prohibited from distributing products through a network-marketing channel in some countries, or we may be forced to alter our Compensation Plan.

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

        Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.    In the past, we have felt the impact of disruptions to the shipping channels used to distribute our products. These disruptions have included increased port congestion, a lack of capacity on the railroads, and a shortage of manpower. Most recently, we have experienced the impact of the West Coast port congestion that started late in 2014 due to worker strikes. In response to this congestion, we have increased lead-times for shipments to our international markets, which has caused an increase in our inventory levels. Additionally, we are pursuing alternative routes of transportation, which have increased our shipping costs. Although the west coast ports are now fully functioning, it is expected that the effects of this back-up could last into the middle of 2015. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our net sales.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended January 3, 2015 represented 81.8% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. At times in the past we have sought to reduce exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We did not enter into any such contracts during 2014, but we may do something like this in 2015. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        We may incur liability under our "Athlete Guarantee" program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.    USANA believes that its nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. We retain independent testing agencies to conduct periodic checks for banned substances. We further believe that, while our products promote good health, they are not otherwise considered to be "performance enhancing" as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency ("WADA"). For many years, USANA has been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up our claim that athletes who use USANA products as part of their training regimen will not be consuming banned substances, we have offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, we will compensate that athlete at an amount equal to two times their current annual earnings up to $1.0 million dollars, based on the athlete's personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

  •
  Designate lots identified as dedicated to the Athlete Guarantee program and retain additional samples;

  •
  Store designated lot samples externally with a third-party; and

  •
  Establish a chain of custody that requires signatures on behalf of USANA and the third-party to transfer possession of the product lots and that restricts access by USANA employees after the transfer.

        All applicants to this Athlete Guarantee program are subject to screening and acceptance by the Company in its sole discretion. Contracts are tailored to fit the athlete's individual circumstances and the amount of our exposure is limited based on the level of sponsorship of the participating athlete. Although we believe that the pool of current and potential participants in the program is small, there is no guarantee that an athlete who is accepted in the program will not successfully make a claim against us. We currently have no insurance to protect us from potential claims under this program.

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

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Holdings, Ltd., an entity that is solely owned and controlled by Dr. Wentz, owned 51.5% of our outstanding common stock at January 3, 2015. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz also currently serves as Chairman of our Board of Directors and his son, David Wentz, is our Chief Executive Officer. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

        In 2014, we began construction of a state-of-the-art manufacturing facility in China similar in size, potential capacity, and nature to our headquarters facility located in Salt Lake City, Utah. Construction of this facility is expected to be completed in the first part of 2016. Leases on the China facilities noted above will be terminated shortly following completion of our new facility, and all manufacturing and production activities in China will be transferred to our new facility. This new facility has been designed to provide for 10 to 20 years of growth in China.

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

Item 3.    Legal Proceedings

Rawcliffe on behalf of USANA Health Sciences, Inc. v. Certain Directors and Officers of USANA

        In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of our directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA's behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company's Board of Directors in February 2014. The complaint purports to seek, on behalf of the Company, an unspecified amount of monetary damages allegedly sustained by the Company, rescission or disgorgement of the applicable equity awards, unspecified equity relief, reimbursement for fees and costs incurred by the plaintiff in connection with the suit, including attorneys' fees, and various other forms of monetary and non-monetary relief. We believe the claims in the complaint are without merit and intend to vigorously defend the suit. Consequently, on October 2, 2014, we filed a motion to dismiss the complaint and are awaiting the court's ruling on the motion. Based on the information currently available, we currently believe that the final outcome of this suit will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

        See also our discussion under Note J to the Condensed Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sales prices for our common stock as reported on the NYSE for the periods indicated:

2013	High	Low
First Quarter	$49.46	$31.55
Second Quarter	$76.31	$45.88
Third Quarter	$89.62	$71.04
Fourth Quarter	$92.00	$67.00

2014	High	Low
First Quarter	$78.35	$55.01
Second Quarter	$80.77	$66.51
Third Quarter	$80.86	$63.22
Fourth Quarter	$118.84	$71.03

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

        On March 9, 2015, the high and low sales prices of our common stock as reported by NYSE were $100.97 and $98.32, respectively.

Shareholders

        As of March 9, 2015, we had approximately 317 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        Purchases made under our ongoing share repurchase program during the quarter ended January 3, 2015 are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
Fiscal October
(Sept. 28, 2014 through Nov. 1, 2014)	172	$76.59	172	$61,181
Fiscal November
(Nov. 2, 2014 through Nov. 29, 2014)	0	$0.00	0	$61,181
Fiscal December
(Nov. 30, 2014 through Jan. 3, 2015)	0	$0.00	0	$61,181

	172	$76.59	172

*
The Company's share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company's Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the fourth quarter of 2014 with $74,348, remaining under the plan. There currently is no expiration date on the approved repurchase amount.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index and to a market-weighted index of eight companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2009, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

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

 Cumulative Shareholder Return
Dec. 2009 - Dec. 2014

	USNA	S&P 500	Peer Group
Dec 09	$100	$100	$100
Dec 10	$136	$113	$126
Dec 11	$95	$113	$188
Dec 12	$103	$128	$189
Dec 13	$237	$166	$380
Dec 14	$322	$185	$387

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2010(2)	2011	2012	2013	2014
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$517,644	$581,939	$648,726	$718,175	$790,471

Net earnings	$45,651	$50,752	$66,433	$79,024	$76,636
Earnings per common share:
Basic	$2.94	$3.30	$4.57	$5.77	$5.80
Diluted	$2.86	$3.26	$4.45	$5.56	$5.60
Weighted-average common shares outstanding:
Basic	15,528	15,361	14,547	13,695	13,221
Diluted	15,942	15,574	14,923	14,204	13,689
Percentage of Net Sales Data:
Gross profit	81.6%	82.5%	82.1%	82.3%	82.2%
Associate incentives	45.0%	45.7%	43.2%	42.9%	44.2%
Selling, general and administrative	23.3%	23.6%	23.8%	23.1%	23.3%
Effective tax rate	33.7%	34.5%	32.5%	32.2%	33.7%
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$66,108	$70,108	$92,805	$98,893	$105,185
Investing activities	(46,853)	(10,609)	(8,278)	(21,589)	(16,266)
Financing activities	(9,577)	(33,372)	(64,542)	(10,165)	(113,015)
Purchase of property and equipment	(4,192)	(10,643)	(8,432)	(8,051)	(20,421)
Repurchase of common stock	(17,031)	(33,459)	(68,294)	(18,085)	(138,819)

	As of
	Jan. 1, 2011	Dec. 31, 2011	Dec. 29, 2012	Dec. 28, 2013	Jan. 3, 2015
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,222	$50,353	$70,839	$137,343	$111,126
Working capital	22,648	46,363	61,701	133,174	82,222
Total assets	216,636	244,496	267,355	368,470	350,584
Other long-term liabilities	1,012	942	938	1,211	1,114
Stockholders' equity	146,802	173,910	185,572	260,522	230,164
Other Data:
Active Associates	228,000	222,000	247,000	265,000	349,000
Active Preferred Customers	70,000	64,000	64,000	78,000	81,000

Total Active Customers	298,000	286,000	311,000	343,000	430,000

(1)
The Company's fiscal year ends on the Saturday that is closest to December 31. Fiscal years 2010 through 2013 were 52-week years. Fiscal year 2014 was a 53-week year.

(2)
The Company acquired its China subsidiary, BabyCare, in August 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of USANA's financial condition and results of operations is presented in ten sections:

  •
  Overview

  •
  Customers

  •
  Recent Developments and Current Focus

  •
  Presentation

  •
  Results of Operations

  •
  Quarterly Financial Information

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Commercial Contingencies

  •
  Inflation

  •
  Critical Accounting Estimates

        This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our customer base includes two types of customers: "Associates" and "Preferred Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of January 3, 2015, we had approximately 349,000 active Associates and approximately 81,000 active Preferred Customers worldwide.

        We have ongoing operations in the following markets, which are grouped and presented as follows:

  •
  Americas and Europe—United States, Canada, Mexico, Colombia(1), the United Kingdom, the Netherlands, France, and Belgium

  •
  Asia Pacific—

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

  •
  Greater China—Hong Kong, Taiwan, and China(2)

  •
  North Asia—Japan and South Korea

        Americas and Europe is our most mature region. Our most recent market expansions in this region include our entry into Colombia in 2013 and France and Belgium in 2012. Americas and Europe has been a challenging region over the last several years due to declines in the number of active customers in the United States and Canada. Although we continue to experience declines in the number of our active customers in the United States, the strategies that we have implemented over the last few years have contributed to sales and customer growth in Canada and Mexico. We expect the positive trends in Canada and Mexico to continue into 2015, and we will continue to focus on our growth strategy in the United States through our personalization initiatives and developing market-specific promotions and incentives.

        Asia Pacific is our strongest growing region. Our most recent market expansions in this region include our entry into Thailand in 2012 and our entry into China in 2010 (through our acquisition of BabyCare). Historically, our growth in this region was led by Hong Kong and the Philippines. Since our acquisition of BabyCare, however, our strategy in Asia Pacific has been centered on generating growth in China. Consequently, our growth in Asia Pacific over the last couple of years has been led by China, and our results in Hong Kong have declined. Going forward, we anticipate that China and the Philippines will continue to drive our growth in this region, but we also expect our business to grow in most of our other markets in this region. Additionally, we plan to open a new market in our Southeast Asia Pacific region during 2015.

        Because sales and expenses are generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, net sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. Associate incentives and selling, general and administrative expenses, however, are affected negatively by a weakening of the U.S. dollar and positively by a strengthening of the U.S. dollar. In 2014, net sales outside of the United States represented approximately 81.8% of consolidated net sales.

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

improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for the majority of our product sales, representing 91% of product sales during 2014. The remainder of our sales comes from Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

        The tables below summarize the number of active customers and year-over-year percentage growth by geographic region as of the dates indicated. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period as of the date indicated.

	Active Associates by Region
	March 29, 2014		June 28, 2014		September 27, 2014		January 3, 2015
Americas and Europe	82,000	5.1%	82,000	0.0%	82,000	0.0%	85,000	3.7%
Asia Pacific:
Southeast Asia Pacific	64,000	14.3%	67,000	11.7%	70,000	16.7%	79,000	27.4%
Greater China	110,000	26.4%	125,000	21.4%	129,000	37.2%	174,000	56.8%
North Asia	9,000	12.5%	9,000	0.0%	10,000	11.1%	11,000	10.0%

Asia Pacific Total	183,000	21.2%	201,000	16.9%	209,000	28.2%	264,000	44.3%

	265,000	15.7%	283,000	11.4%	291,000	18.8%	349,000	31.7%

	Active Preferred Customers by Region
	March 29, 2014		June 28, 2014		September 27, 2014		January 3, 2015
Americas and Europe	61,000	10.9%	60,000	5.3%	57,000	(1.7)%	60,000	0.0%
Asia Pacific:
Southeast Asia Pacific	10,000	42.9%	11,000	57.1%	11,000	37.5%	12,000	20.0%
Greater China	3,000	0.0%	3,000	(25.0)%	3,000	0.0%	3,000	(40.0)%
North Asia	4,000	100.0%	5,000	150.0%	6,000	200.0%	6,000	100.0%

Asia Pacific Total	17,000	41.7%	19,000	46.2%	20,000	53.8%	21,000	16.7%

	78,000	16.4%	79,000	12.9%	77,000	8.5%	81,000	3.8%

Recent Developments and Current Focus

        We have implemented the following strategies and initiatives to increase the number of Associates and Preferred Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Personalization:  Over the last few years, we have focused heavily on personalizing and improving our customers' experience with USANA. In August 2013, we implemented several strategic changes to our business (referred to throughout this report as the "2013 strategic changes"), which were all aimed at promoting customer loyalty, enjoyment and success with USANA. These changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program (collectively "price discounts"), (ii) a new reward based on the amount of a customer's initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

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

    In August 2014, we launched an all-new digital marketing suite for our world-wide Associate base, which is designed to further simplify conducting a USANA business. This suite provides our Associates with new tools, consisting of a back office Hub, personal websites, and advanced communication and marketing tools, all of which significantly enhance our Associates' ability to personalize, manage, promote and build their business in today's demanding e-business environment.

    Throughout 2014, we experienced growth in several key business indicators tied to the strategic changes that we implemented in 2013 and continued promoting throughout 2014. These indicators include: active customer counts; world-wide unit volume; percent of sales processed through our Auto Order program; and the number of Associates earning a commission check. We continue to monitor these indicators and anticipate continued growth in each area as we execute the strategies discussed in this report.

    In 2015, we plan to increase our investment in brand-recognition initiatives to make it easier for our Associates to introduce USANA to potential customers. In this regard, we have expanded our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. Under this partnership, USANA products will be regularly featured on The Dr. Oz Show as part of their sponsorship integration program. This new partnership kicked off in January 2015 when Procosa®, our joint health supplement product, was featured on the show. Additional products will follow and be featured on the show approximately on a monthly basis. This partnership is intended primarily to facilitate growth in our North America region, with an emphasis on the United States, by increasing awareness and recognition of the USANA brand and, thereby, making it easier for our Associates to talk about USANA with potential customers. The partnership is also intended to directly facilitate Preferred Customer growth in North America, by allowing viewers of The Dr. Oz Show to purchase USANA products via a direct link on The Dr. Oz Show website.

  •
  Market-Specific Strategies:  In 2013, we implemented a price reduction in several of our mature markets, including Canada, Australia, and New Zealand. This initiative was intended to make our products and business opportunity more equitable across all of our markets. Although these price reductions initially impacted our net sales on a year-over-year basis, they have been successful in growing our active customer counts and net sales in these markets, where growth had been declining or flat over the several years prior.

    As a follow-up to this pricing initiative, we implemented a worldwide policy, which focuses on limiting cross-border purchasing by our customers. With the Internet allowing consumers to research and purchase products online, we were experiencing increasing instances of cross-border purchasing by customers in various markets in an effort to get desired formulations, favorable pricing, and products that are not available in their home markets. We believe that it is in the best long-term interest of the Company and of our customers to have customers focus on purchasing products that are approved and offered in their home market. While this policy had a short-term negative impact on net sales in 2013, including in our Greater China region, we believe that these policy changes have strengthened our underlying business and have improved our opportunity for growth going forward.

    In late 2014, after we passed the anniversary of the 2013 strategic changes, we began offering short-term incentives and promotions for our Associates around the world to generate excitement and additional customer growth. The incentive that we offered during the fourth quarter of 2014 increased compensation to Associates for sales generated by new Associates and accelerated our sales and customer growth during the quarter. We plan to continue to offering market-specific incentives and promotions throughout 2015 to generate excitement in our business.

  •
  Product Innovation and Information Technology:  In 2015, we plan to increase our investment in product and technology innovation to further our company vision. Additionally, we will be investing in our information technology systems and infrastructure as we prepare to become a much larger company. These investments will be reflected as both increased SG&A expense and capital expenditures.

  •
  International Development:  Given the significant opportunity that exists in China, we plan to continue focusing significant time and resources on growing this market. Our efforts in this regard include completing the construction of our new state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the first half of 2016. We will also continue to re-finish each of our China branch facilities and we plan to open several new branch locations in China during 2015. Finally, we continue to believe that significant growth opportunities exist in new international markets. As such, during 2013, we commenced operations in our newest market, Colombia, and we plan to open a new market in our Southeast Asia Pacific region during 2015 in our Asia Pacific region.

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

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2012	2013	2014
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.9%	17.7%	17.8%

Gross profit	82.1%	82.3%	82.2%
Operating expenses:
Associate incentives	43.2%	42.9%	44.2%
Selling, general and administrative	23.8%	23.1%	23.3%

Total operating expenses	67.0%	66.0%	67.5%

Earnings from operations	15.1%	16.3%	14.7%
Other income (expense), net	0.0%	0.0%	(0.1)%

Earnings before income taxes	15.1%	16.3%	14.6%
Income taxes	4.9%	5.2%	4.9%

Net earnings	10.2%	11.1%	9.7%

Summary of 2014 Financial Results

        Net sales in 2014 increased 10.1%, or $72.3 million, to $790.5 million, compared with 2013. Fiscal 2014 was a 53-week year and included, comparatively, one additional week of sales. We estimate that this extra week contributed approximately $16.0 million to net sales for the year. In addition to the extra week, the increase was driven by higher product sales volumes resulting from Associate and Preferred Customer growth throughout the year, primarily in our Asia Pacific region. The increase in active customers was largely the result of the momentum created from the 2013 strategic changes, and by a short-term incentive that we announced at our 2014 International Convention in August and offered to our Associates during the fourth quarter of 2014. Net sales in 2014 were also impacted by $14.9 million from unfavorable changes in currency exchange rates, as well as the price discounts that were implemented in late 2013 as discussed above.

        Net earnings decreased 3.0% to $76.6 million in 2014, when compared with 2013. This decrease was primarily the result of higher relative Associate incentives expense related to the 2013 strategic changes and to the short-term incentive we offered to our Associates during the fourth quarter of the year.

Fiscal Year 2014 compared to Fiscal Year 2013

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 28, 2013, and January 3, 2015:

	Net Sales by Region (in thousands) Year Ended
	2013		2014		Change from prior year	Percent change
Americas and Europe	$261,682	36.4%	$253,730	32.1%	$(7,952)	(3.0)%
Asia Pacific
Southeast Asia Pacific	155,362	21.6%	177,940	22.5%	22,578	14.5%
Greater China	271,812	37.9%	326,134	41.3%	54,322	20.0%
North Asia	29,319	4.1%	32,667	4.1%	3,348	11.4%

Asia Pacific Total	456,493	63.6%	536,741	67.9%	80,248	17.6%

	$718,175	100.0%	$790,471	100.0%	$72,296	10.1%

        Asia Pacific:    The increase in net sales in this region was driven by double-digit growth in the number of active Associates throughout the year.

        The increase in Southeast Asia Pacific was driven by sales growth from every market despite a $7.3 million reduction from changes in currency exchange rates. The strongest growth in this region continues to come from the Philippines, where net sales increased 31.1%. Sales in Australia and New Zealand increased 5.9% despite a $3.0 million reduction from changes in currency exchange rates.

        The increase in net sales in Greater China included a 103.2% increase in China resulting from strong growth in the number of active Associates in this market. This growth was partially offset by a continued decline in Hong Kong. We expect that our Greater China region will continue to generate double-digit growth in 2015, and we also expect China to continue to lead this growth. In China, we will continue to work to obtain additional direct selling licenses, finalize the construction of our new manufacturing and production facility, and finish remodeling our branch locations in 2015.

        The increase in net sales in North Asia resulted from a 24.2% increase in net sales in South Korea, which was driven by an increase in the number of active Associates and Preferred Customers in this market.

        Americas and Europe:    The decrease in net sales in this region was due to lower net sales in the United States and to changes in currency exchange rates, which reduced net sales by $6.5 million. Net sales in the United States decreased $13.9 million, or 8.8% due to pressure from price discounts introduced in the prior year, combined with a decrease in the number of active Associates and Preferred Customers throughout 2014. The decrease in the United States, however, was partially offset by net sales growth in other markets within the region. Most notably, local currency sales increased 8.7% in Canada and 14.4% in Mexico due to continued growth in the number of active Associates and Preferred Customers in those markets.

Gross Profit

        The 10 basis point decrease in gross profit from 2013 to 2014 can be attributed to a strengthening of the U.S. dollar, price discounts introduced in the prior year, and an increase in net freight expense. This decrease was partially offset by annual price changes and favorable changes in product and market mix.

Associate Incentives

        The 130 basis point increase in Associate incentives as a percent of net sales was due to the short-term incentive that we offered to our Associates during the fourth quarter, and to the 2013 strategic changes. The increase in Associate incentives expense was partially offset by annual price changes. We will continue to offer short-term, market-specific incentives during 2015 and anticipate that our Associate incentives expense will remain at approximately 44% of net sales for the 2015 fiscal year.

Selling, General and Administrative Expenses

        The slight increase in selling, general and administrative expense relative to net sales in 2014 was due to higher expenses in China as a result of our growing sales and customer base in this market. In absolute terms, our selling, general and administrative expense increased by $18.3 million. This increase was primarily driven by higher wages and benefits expense and other costs associated with supporting a higher sales and customer base. In 2015, we will make several strategic investments in our business and expect our selling, general and administrative expense to increase modestly relative to net sales.

Income Taxes

        Our effective income tax rate was 33.7% in 2014, compared with 32.2% in 2013. This increase was primarily due to a reduction in tax benefits from the U.S. manufacturing deduction which declined due to increased sales of China manufactured product. In addition, tax benefits from lower tax rate jurisdictions and prior year amended returns declined year over year.

Diluted Earnings Per Share

        Although net earnings decreased slightly from 2013 to 2014, diluted earnings per share increased to $5.60 in 2014, from $5.56 in 2013. This increase was due to a lower number of diluted shares outstanding resulting from activity under our share buyback program during 2014.

Summary of 2013 Financial Results

        Net sales increased 10.7%, or $69.4 million, to $718.2 million in 2013, when compared with 2012. This increase included sales growth in each of our regions. This growth was primarily the result of a higher number of active Associates and Preferred Customers purchasing throughout 2013. The increase in active customers was largely the result of the momentum created from the initiatives we introduced in 2013. To a lesser extent, our sales growth was also due to higher sales volume per Associate and Preferred Customer in certain markets and from sales of our MyHealthPak product that is offered throughout our Asia Pacific region and serviced through Singapore. We believe that the increase in sales volume per customer in certain markets was the result of a growing number of Associate leaders who are actively selling our products and building sales organizations. Further discussion on these and other factors contributing to our sales results during 2013 is provided below under our regional results.

        Net earnings increased 19.0%, or $12.6 million, to $79.0 million in 2013, when compared with 2012. This increase was primarily the result of higher net sales, lower relative operating expenses, improved gross profit margins and a lower effective tax rate.

Fiscal Year 2013 compared to Fiscal Year 2012

        The tables below summarize the number of active customers and year-over-year percentage growth by geographic region as of the dates indicated. These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	March 30, 2013		June 29, 2013		September 28, 2013		December 28, 2013
Americas and Europe	78,000	1.3%	82,000	0.0%	82,000	3.8%	82,000	5.1%
Asia Pacific:
Southeast Asia Pacific	56,000	9.8%	60,000	3.4%	60,000	3.4%	62,000	6.9%
Greater China	87,000	4.8%	103,000	18.4%	94,000	(3.1)%	111,000	7.8%
North Asia	8,000	0.0%	9,000	12.5%	9,000	12.5%	10,000	25.0%

Asia Pacific Total	151,000	6.3%	172,000	12.4%	163,000	0.0%	183,000	8.3%

	229,000	4.6%	254,000	8.1%	245,000	1.2%	265,000	7.3%

	Active Preferred Customers by Region
	March 30, 2013		June 29, 2013		September 28, 2013		December 28, 2013
Americas and Europe	55,000	3.8%	57,000	9.6%	58,000	11.5%	60,000	13.2%
Asia Pacific:
Southeast Asia Pacific	7,000	16.7%	7,000	16.7%	8,000	33.3%	10,000	66.7%
Greater China	3,000	(57.1)%	4,000	(42.9)%	3,000	(40.0)%	5,000	25.0%
North Asia	2,000	100.0%	2,000	100.0%	2,000	100.0%	3,000	200.0%

Asia Pacific Total	12,000	(14.3)%	13,000	(7.1)%	13,000	8.3%	18,000	63.6%

	67,000	0.0%	70,000	6.1%	71,000	10.9%	78,000	21.9%

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 29, 2012, and December 28, 2013:

	Net Sales by Region (in thousands) Year Ended
	2012		2013		Change from prior year	Percent change
Americas and Europe	$244,333	37.7%	$261,682	36.4%	$17,349	7.1%
Asia Pacific
Southeast Asia Pacific	139,651	21.5%	155,362	21.6%	15,711	11.3%
Greater China	235,626	36.3%	271,812	37.9%	36,186	15.4%
North Asia	29,116	4.5%	29,319	4.1%	203	0.7%

Asia Pacific Total	404,393	62.3%	456,493	63.6%	52,100	12.9%

	$648,726	100.0%	$718,175	100.0%	$69,449	10.7%

        Asia Pacific:    The net sales increase in this region during 2013 was primarily due to sales growth in Greater China and Southeast Asia Pacific, with China and Singapore experiencing the most meaningful growth. Although we experienced 15.4% net sales growth in Greater China, sales in this region were negatively impacted by a 26.8% decrease in Hong Kong. China sales also experienced a $2.9 million benefit from changes in currency exchange rates. Changes in net sales in this region were mostly reflective of changes in the number of active Associates in each of these markets. Notably, the decrease in Hong Kong was recognized during the last half of 2013 and was primarily the result of the world-wide policy changes that we introduced in the second quarter.

        Net sales growth in Southeast Asia Pacific was largely the result of a $12.2 million increase in Singapore and a $2.7 million increase in the Philippines. Net sales increased in Australia and New Zealand notwithstanding price decreases that were implemented during the year, and a $2.9 million reduction from changes in currency exchange rates. These improvements were primarily the result of an increase in the average number of active Associates and Preferred Customers throughout 2013 driven by the initiatives introduced during the year. Our results in Singapore also benefited from sales of our global MyHealthPak product because sales of this customizable product throughout our Asia Pacific region are serviced through Singapore. Although net sales in the Philippines increased 6.3% for the full year 2013, they decreased 10.4% year-over-year for the fourth quarter of 2013. The decline in the Philippines toward the end of 2014 coincided with natural disasters and political unrest that had taken place there.

        Americas and Europe:    The net sales increase in this region during 2013 was driven by sales growth in all markets as follows: (i) net sales increased $5.1 million in the United States as a result of price increases on certain products during the first quarter of 2013, higher sales volume per Associate, and an increase in the number of Preferred Customers; (ii) net sales increased $6.9 million in Mexico due to a higher number of active Associates and Preferred Customers and a $1.0 million benefit from changes in currency exchange rates; and (iii) net sales increased $1.5 million in Canada, notwithstanding price decreases that were implemented and the beginning of 2013, as well as a $2.0 million reduction from changes in currency exchange rates. Additionally, our newest markets, France, Belgium, and Colombia contributed $3.9 million to the year-over-year increase in net sales.

Gross Profit

        The slight increase in gross profit as a percent of sales was due mostly to production efficiencies related to higher production levels and to favorable changes in product and market mix. These improvements were largely offset by price reductions introduced during the year.

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

Selling, General and Administrative Expenses

        The decrease in selling, general and administrative expense as a percentage of net sales from 2012 to 2013 was due to leverage gained on higher net sales and improved credit card discount rates negotiated at the end of 2012.

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

Income Taxes

        Our effective income tax rate was 32.2% in 2013, compared with 32.5% in 2012. This improvement was due primarily to a change in our Utah state tax policy election in the latter part of 2013.

Diluted Earnings Per Share

        Diluted earnings per share in 2013 increased 24.9% to $5.56, compared with 2012. This increase was due to higher net earnings and a lower number of diluted shares outstanding, which was the result of share repurchases by the Company throughout the year.

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

	Quarter Ended
	Mar. 30, 2013	Jun. 29, 2013	Sept. 28, 2013	Dec. 28, 2013	Mar 29, 2014	Jun. 28, 2014	Sept. 27, 2014	Jan. 3, 2015
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$169,082	$189,136	$173,691	$186,266	$182,401	$188,256	$191,944	$227,870
Cost of sales	30,261	31,905	31,491	33,778	33,828	34,865	34,585	37,516

Gross profit	138,821	157,231	142,200	152,488	148,573	153,391	157,359	190,354
Operating expenses:
Associate incentives	69,855	77,801	76,361	83,803	78,874	81,098	82,605	106,467
Selling, general and administrative	42,404	42,978	41,145	39,681	44,577	43,206	45,499	51,249

Total operating expenses	112,259	120,779	117,506	123,484	123,451	124,304	128,104	157,716

Earnings from operations	26,562	36,452	24,694	29,004	25,122	29,087	29,255	32,638
Other income (expense), net	(26)	(83)	76	(98)	125	297	(297)	(574)

Earnings from operations before income taxes	26,536	36,369	24,770	28,906	25,247	29,384	28,958	32,064
Income taxes	8,757	12,159	8,017	8,624	8,710	10,083	9,460	10,764

Net earnings	$17,779	$24,210	$16,753	$20,282	$16,537	$19,301	$19,498	$21,300

Earnings per common share*:
Basic	$1.30	$1.79	$1.22	$1.46	$1.19	$1.40	$1.51	$1.72
Diluted	$1.28	$1.72	$1.16	$1.41	$1.15	$1.36	$1.47	$1.65
Weighted-average shares outstanding:
Basic	13,643	13,513	13,751	13,875	13,919	13,768	12,873	12,390
Diluted	13,903	14,099	14,393	14,421	14,395	14,235	13,263	12,920
Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.9	16.9	18.1	18.1	18.5	18.5	18.0	16.5

Gross profit	82.1	83.1	81.9	81.9	81.5	81.5	82.0	83.5
Operating expenses:
Associate incentives	41.3	41.1	44.0	45.0	43.2	43.1	43.0	46.7
Selling, general and administrative	25.1	22.7	23.7	21.3	24.4	23.0	23.7	22.5

Total operating expenses	66.4	63.8	67.7	66.3	67.6	66.1	66.7	69.2

Earnings from operations	15.7	19.3	14.2	15.6	13.9	15.4	15.3	14.3
Other income (expense), net	(0.0)	(0.0)	0.0	(0.1)	0.1	0.2	(0.2)	(0.3)

Earnings from operations before income taxes	15.7	19.3	14.2	15.5	14.0	15.6	15.1	14.0
Income taxes	5.2	6.4	4.6	4.6	4.8	5.4	4.9	4.7

Net earnings	10.5%	12.9%	9.6%	10.9%	9.2%	10.2%	10.2%	9.3%

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. The hypothetical repatriation of $12.3 million that relates to earnings considered indefinitely reinvested in certain of our markets at January 3, 2015, would result in a tax liability to the Company of approximately $1.5 million.

        We have historically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $105.2 million in 2014, compared with $98.9 million in 2013. Items positively affecting cash flow from operations on a year-over-year basis include: (i) a reduction in inventory in the current year, compared with use of cash in the prior year to build up inventory for various reasons, including the launch of a new market, and (ii) timing of tax payments associated with higher benefits derived from exercise of equity awards. These items were partially offset by the timing of vendor invoices and payments.

        Although we generated strong cash flow from operating activities in 2014, cash and cash equivalents decreased to $111.1 million at January 3, 2015, from $137.3 million at December 29, 2013. This decrease in cash and cash equivalents was primarily due to share repurchases as discussed below, and purchases of property, plant, and equipment related largely to the construction of our new China production facility also discussed below. Of the $111.1 million cash and cash equivalents held at January 3, 2015, $37.8 million was held in the United States and $73.3 million was held by international subsidiaries. Of the $137.3 million held at December 28, 2013, $65.8 million was held in the United States and $71.5 million was held by international subsidiaries. Net working capital decreased to $82.2 million at January 3, 2015, from $133.2 million at December 28, 2013.

        We are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the first half of 2016. We anticipate that this project will require a total investment of approximately $40 million, of which $18.6 million was incurred through 2014. Leases on our existing manufacturing and production facilities in China will be terminated shortly following completion of our new facility, and all manufacturing and production activities in China will be transferred to our new facility. This facility has been designed to accommodate 10-20 years of growth in China. In addition to our investments in this facility, we spent $3.3 million on the renovation of several of our branch locations in China to make them more modern and customer friendly. With our investments in China and expected capital expenditures to support initiatives discussed under "Current Focus," our total anticipated capital expenditures in 2015 are expected to be near $45 million.

        We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars. Notes receivable from this supplier as of January 3, 2015, were $8.5 million and are included as non-current other assets on the balance sheet. The completion date for the facility modification and equipment installation was delayed and as a result, we modified certain of the terms of the credit agreement near the end of 2014. With these modifications, we performed an impairment test on the recoverability of this note receivable and concluded that there was no impairment as of January 3, 2015. If, however, assumptions change in the future, impairment could result. We will evaluate this note receivable for impairment on an ongoing basis.

  Line of credit

        We have a long-standing relationship with Bank of America. We currently maintain a $75.0 million credit facility pursuant to a credit agreement with the bank, which expires in April 2016. Bank guarantees are considered a reduction of the overall availability of credit. As of January 3, 2015, such normal course of business bank guarantees reduced our available borrowing limit by $4.6 million. During 2014 we borrowed $30.0 million from this line of credit, which was paid in full as of January 3, 2015.

        The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. As of January 3, 2015, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

  Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. The objective of this plan is to return value to our shareholders. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. During the second quarter of 2014, our Board of Directors authorized an increase in the amount available for repurchase under this plan to a total of $200 million. In 2014, we repurchased and retired 1.9 million shares of common stock for a total investment of $138.8 million, at an average market price of $72.04 per share pursuant to a preset trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended. At January 3, 2015, the remaining approved repurchase amount under the plan was $61.2 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

  Summary

        We believe that current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available at all or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Contractual Obligations and Commercial Contingencies

        The following table summarizes our expected contractual obligations and commitments subsequent to January 3, 2015:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$22,864	$9,064	$10,288	$3,489	$23
Other Commitments	51,751	36,906	12,678	2,167	—
Line of Credit	195	146	49	—	—

Total Contractual Obligations	$74,810	$46,116	$23,015	$5,656	$23

        "Operating Leases" generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts that are outlined in the table above.

        "Other Commitments" generally include consulting- and IT-related services, investments in brand awareness through corporate and athlete sponsorships as discussed under "Growth Strategy" within Item 1 of this report, facility maintenance, and services related to the events that we hold for our

Associates both locally and internationally. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates.

        The "Line of Credit" has a maturity date of April 2016. Although we currently have no balance outstanding on this line of credit, fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize this line of credit prior to its maturity, we will be required to pay it in full at maturity.

        As previously discussed, we are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the first half of 2016. We anticipate that this project will require a total investment of approximately $40 million, of which $18.6 million was incurred as of January 3, 2015. Of the estimated $21.4 million remaining, approximately $13.5 million is currently under contract and has been included in "Other Commitments" in the table above.

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

  •
  Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Deferred revenue is recognized at the estimated point of delivery of the merchandise. On the occasion that will-call orders are not picked up by customers, we periodically assess the likelihood that customers will exercise their contractual right to pick up orders and recognize revenue when the likelihood is estimated to be remote.

  •
  A provision for product returns and allowances is established and is based on our historical experience.

  •
  Amounts billed to customers for shipping and handling fees are classified as revenue.

  •
  Sales discounts earned under USANA's initial order reward program are considered part of a multiple element revenue arrangement and accordingly are deferred when the first order is placed and recognized as customers place their subsequent two Auto Orders.

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

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2012, 2013, and 2014, no impairment of indefinite-lived intangible assets was recorded.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our earnings, cash flows, and financial position are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties that are inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in our international operations. This includes changes in the laws and policies that govern investment in international countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.

        Foreign Currency Risks.    Net sales outside the United States represented 76.5%, 78.1%, and 81.8% of our net sales in 2012, 2013, and 2014, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the United States and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

        Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. Additionally, from time to time we will enter into short-term foreign currency credit arrangements in our international markets, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. In the future, we may look to reduce our exposure to fluctuations in currency exchange rates by creating offsetting positions through the use of currency exchange contracts on cash that we repatriate. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions. As of January 3, 2015, we had no currency exchange contracts in place.

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of January 3, 2015 for the quarterly periods indicated:

	2013				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.01	1.02	1.04	1.05	1.10	1.09	1.09	1.14
Australian Dollar	0.96	1.01	1.09	1.08	1.11	1.07	1.08	1.17
New Zealand Dollar	1.20	1.22	1.25	1.21	1.20	1.16	1.19	1.28
Hong Kong Dollar	7.76	7.76	7.76	7.75	7.76	7.75	7.75	7.76
Japanese Yen	92.34	98.77	98.82	100.43	102.79	102.13	103.91	114.44
New Taiwan Dollar	29.51	29.89	29.91	29.60	30.32	30.15	30.05	30.86
Korean Won	1,086.1	1,122.5	1,108.3	1,061.9	1,069.4	1,028.7	1,025.7	1,090.4
Singapore Dollar	1.24	1.25	1.27	1.25	1.27	1.25	1.25	1.30
Mexican Peso	12.63	12.48	12.91	13.02	13.23	12.99	13.12	13.88
Chinese Yuan	6.22	6.16	6.12	6.09	6.10	6.23	6.16	6.15
Malaysian Ringitt	3.08	3.07	3.24	3.21	3.30	3.23	3.19	3.36
Philippine Peso	40.65	41.78	43.73	43.54	44.84	44.12	43.80	44.78
Thailand Baht	29.79	29.91	31.47	31.73	32.63	32.46	32.10	32.72
Euro	0.76	0.77	0.75	0.73	0.73	0.73	0.75	0.80
Colombian Peso	*	*	1,914.4	1,914.7	2,006.0	1,912.9	1,908.4	2,169.8

*
USANA operations had not commenced during the period indicated.

        Interest Rate Risks.    As of January 3, 2015, we had no outstanding debt, and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 3, 2015.

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

        Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, using those criteria, management concluded that, as of January 3, 2015, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of January 3, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 3, 2015, that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited USANA Health Sciences, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). USANA Health Sciences, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, USANA Health Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the two year period ended January 3, 2015, and our report dated March 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 17, 2015

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form:

1.
Financial Statements

  2.
  Financial Statement Schedules.

        For the years ended December 29, 2012, December 28, 2013, and January 3, 2015

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
10.21	Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to Report on Form 8-K, filed July 23, 2013)
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of March 9, 2015 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Chief Executive Officer

Date: March 17, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 17, 2015
/s/ DAVID A. WENTZ David A. Wentz	Chief Executive Officer (Principal Executive Officer)	March 17, 2015
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 17, 2015
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 17, 2015
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 17, 2015
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 17, 2015
/s/ PAUL A. JONES Paul A. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2015

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended January 3, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for the years ended January 3, 2015 and December 28, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USANA Health Sciences, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 17, 2015

 REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USANA Health Sciences, Inc.:

        In our opinion, the consolidated statements of comprehensive income, of stockholders' equity and of cash flows for the year ended December 29, 2012 present fairly, in all material respects, the results of operations of USANA Health Sciences, Inc. and its subsidiaries and its cash flows for the year ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 29, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 11, 2013

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 28, 2013	As of January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$137,343	$111,126
Securities held-to-maturity, net	8,642	—
Inventories	47,242	45,248
Prepaid expenses and other current assets	35,818	34,553

Total current assets	229,045	190,927
Property and equipment, net	59,180	71,164
Goodwill	18,243	17,941
Intangible assets, net	42,329	40,952
Deferred tax assets	5,519	5,933
Other assets	14,154	23,667

	$368,470	$350,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,502	$7,779
Other current liabilities	86,369	100,926

Total current liabilities	95,871	108,705
Deferred tax liabilities	10,866	10,601
Other long-term liabilities	1,211	1,114
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 13,886 as of December 28, 2013 and 12,633 as of January 3, 2015	14	13
Additional paid-in capital	54,691	61,613
Retained earnings	200,023	166,406
Accumulated other comprehensive income	5,794	2,132

Total stockholders' equity	260,522	230,164

	$368,470	$350,584

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	2012	2013	2014
Net sales	$648,726	$718,175	$790,471
Cost of sales	115,804	127,435	140,794

Gross profit	532,922	590,740	649,677
Operating expenses:
Associate incentives	280,506	307,820	349,044
Selling, general and administrative	154,237	166,208	184,531

Total operating expenses	434,743	474,028	533,575

Earnings from operations	98,179	116,712	116,102
Other income (expense):
Interest income	247	464	500
Interest expense	(20)	(1)	(129)
Other, net	20	(594)	(820)

Other income (expense), net	247	(131)	(449)

Earnings before income taxes	98,426	116,581	115,653
Income taxes	31,993	37,557	39,017

Net earnings	$66,433	$79,024	$76,636

Earnings per common share
Basic	$4.57	$5.77	$5.80
Diluted	$4.45	$5.56	$5.60
Weighted average common shares outstanding
Basic	14,547	13,695	13,221
Diluted	14,923	14,204	13,689
Comprehensive income:
Net earnings	$66,433	$79,024	$76,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,642	(1,458)	(4,492)
Tax benefit (expense) related to foreign currency translation adjustment	(545)	316	830

Other comprehensive income (loss), net of tax	1,097	(1,142)	(3,662)

Comprehensive income	$67,530	$77,882	$72,974

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 29, 2012; December 28, 2013; and January 3, 2015

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at December 31, 2011	14,940	$15	$49,257	$118,799	$5,839	$173,910
Net earnings				66,433		66,433
Other comprehensive income (loss), net of tax					1,097	1,097
Equity-based compensation expense			10,210			10,210
Common stock repurchased and retired	(1,644)	(2)	(17,860)	(50,432)		(68,294)
Common stock awarded to Associates	2		80			80
Common stock issued under equity award plans	523	1	308			309
Tax benefit from equity award activity			1,827			1,827

Balance at December 29, 2012	13,821	14	43,822	134,800	6,936	185,572
Net earnings				79,024		79,024
Other comprehensive income (loss), net of tax					(1,142)	(1,142)
Equity-based compensation expense			7,624			7,624
Common stock repurchased and retired	(414)		(4,284)	(13,801)		(18,085)
Common stock issued under equity award plans	479		454			454
Tax benefit from equity award activity			7,075			7,075

Balance at December 28, 2013	13,886	14	54,691	200,023	5,794	260,522
Net earnings				76,636		76,636
Other comprehensive income (loss), net of tax					(3,662)	(3,662)
Equity-based compensation expense			9,805			9,805
Common stock repurchased and retired	(1,927)	(2)	(28,564)	(110,253)		(138,819)
Common stock issued under equity award plans	674	1	10,969			10,970
Tax benefit from equity award activity			14,712			14,712

Balance at January 3, 2015	12,633	$13	$61,613	$166,406	$2,132	$230,164

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2012	2013	2014
Cash flows from operating activities
Net earnings	$66,433	$79,024	$76,636
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	8,826	9,044	8,810
(Gain) loss on sale of property and equipment	(36)	(16)	46
Equity-based compensation expense	10,210	7,624	9,805
Excess tax benefits from equity-based payment arrangements	(3,443)	(7,466)	(14,834)
Common stock awarded to Associates	80	—	—
Deferred income taxes	4,111	814	(1,039)
Changes in operating assets and liabilities:
Inventories	1,370	(11,783)	1,102
Prepaid expenses and other assets	(6,341)	(8,465)	(3,789)
Tax benefit from equity-based payment arrangements	1,827	7,075	14,712
Accounts payable	(985)	2,790	(1,337)
Other liabilities	10,753	20,252	15,073

Net cash provided by (used in) operating activities	92,805	98,893	105,185
Cash flows from investing activities
Additions to notes receivable	—	(4,942)	(4,495)
Purchases of investment securities held-to-maturity	—	(8,643)	(3,871)
Maturities of investment securities	—	—	12,511
Proceeds from sale of property and equipment	154	47	10
Purchases of property and equipment	(8,432)	(8,051)	(20,421)

Net cash provided by (used in) investing activities	(8,278)	(21,589)	(16,266)
Cash flows from financing activities
Proceeds from equity awards exercised	309	454	10,970
Excess tax benefits from equity-based payment arrangements	3,443	7,466	14,834
Repurchase of common stock	(68,294)	(18,085)	(138,819)
Borrowings on line of credit	1,846	—	30,000
Payments on line of credit	(1,846)	—	(30,000)

Net cash provided by (used in) financing activities	(64,542)	(10,165)	(113,015)
Effect of exchange rate changes on cash and cash equivalents	501	(635)	(2,121)

Net increase (decrease) in cash and cash equivalents	20,486	66,504	(26,217)
Cash and cash equivalents, beginning of period	50,353	70,839	137,343

Cash and cash equivalents, end of period	$70,839	$137,343	$111,126

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$20	$1	$136
Income taxes	27,131	26,952	26,955
Non-cash investing activities:
Credits on notes receivable		198	720
Accrued purchases of property and equipment			1,805

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

Principles of consolidation and basis of presentation

        The accompanying Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("US GAAP"). The presentation of certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

Use of estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates for the Company relate to revenue recognition, inventory obsolescence, goodwill and other intangible assets, equity-based compensation, and income taxes. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2012, and 2013, were 52-week years. Fiscal year 2014 was a 53-week year. Fiscal year 2012 covered the period January 1, 2012 to December 29, 2012 (hereinafter 2012). Fiscal year 2013 covered the period December 30, 2012 to December 28, 2013 (hereinafter 2013). Fiscal year 2014 covered the period December 29, 2013 to January 3, 2015 (hereinafter 2014).

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

        As of December 28, 2013 and January 3, 2015, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 28, 2013
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$9,249	$9,249	$—	$—
Term deposits included in cash equivalents	348	—	348	—

		Fair Value Measurements Using
		Inputs
	January 3, 2015
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$4,833	$4,833	$—	$—

        There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2013 and 2014.

        The majority of the Company's non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. For the years ended 2012, 2013, and 2014, there were no non-financial assets measured at fair value on a non-recurring basis.

Fair value of financial instruments

        At December 28, 2013 and January 3, 2015, the Company's financial instruments include cash equivalents, accounts receivable, restricted cash, securities held-to-maturity, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. The carrying value of

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.

        Securities held-to-maturity consists of certificates of deposits. The fair value of a certificate of deposit is determined based on the pervasive interest rates in the market, which is considered to be a Level 2 input. The carrying values of these certificates of deposit approximate their fair values due to their short-term maturities.

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

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 28, 2013 and January 3, 2015 consisted primarily of money market fund investments, certificates of deposit with initial terms of less than three months, and amounts receivable from credit card processors.

        Amounts receivable from credit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 28, 2013 and January 3, 2015 totaled $5,490 and $6,209, respectively.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,296 as of December 28, 2013, and $3,222 as of January 3, 2015. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration for Industry & Commerce of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in the "Other assets" line item in the Company's consolidated balance sheets.

Securities Held-to-Maturity

        Investment securities as of December 28, 2013 consist of certificates of deposit with initial terms of greater than three months and are classified as held-to-maturity (HTM). HTM securities are those securities in which the Company has the ability and intent to hold the security until maturity. HTM securities are recorded at amortized cost. Premiums and discounts on HTM securities are amortized or

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accreted over the life of the related HTM security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the "Other net" line item in the Company's consolidated statements of comprehensive income. Interest income is recognized when earned.

        A decline in the market value of any HTM security below cost that is deemed to be other-than-temporary results in impairment to reduce the carrying amount to fair value. To determine whether impairment is other-than-temporary, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected. No other-than-temporary impairments were recorded by the Company during the year ended December 28, 2013. All HTM securities held by the company matured during 2014, and as of January 3, 2015, there was no balance.

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

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts Receivable is included in "Prepaid expenses and other current assets" line item in the Company's consolidated balance sheets.

Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"more-likely-than-not" criteria for recognition. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes. Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered indefinitely reinvested. At January 3, 2015, taxes had not been provided on $12,296 of accumulated undistributed earnings of subsidiaries that have been or are intended to be indefinitely reinvested.

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

Notes receivable

        Notes receivable consists primarily of a secured loan to a third-party supplier of the Company's nutrition bars and are included in the "Other assets" line item in the Company's consolidated balance sheets. The Company has extended non-revolving credit to this supplier to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars. This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties. Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value. Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA's nutrition bars. Manufacturing credits applied during 2013 and 2014 were $198 and $720, respectively. There is no prepayment penalty. Notes receivable from this supplier as of January 3, 2015 were $8,519.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed. The first step involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. During 2012, 2013, and 2014, no impairment of goodwill was recorded.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2012, 2013, and 2014, no impairment of indefinite-lived intangible assets was recorded.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $125 and aggregate claims that are greater than 100% of projected claims. A liability is accrued for all unpaid claims. Total expense under this self insurance program was $4,518, $5,281 and $7,019 in 2012, 2013 and 2014, respectively.

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $309, $454, and $10,970 in cash proceeds from the exercise of equity awards in 2012, 2013, and 2014, respectively. The Company also realizes an income tax benefit from the exercise of certain equity awards.

        Upon exercise, the related deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool"). If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. The total tax benefit recorded in additional paid-in capital was $1,827, $7,075, and $14,712, in 2012, 2013, and 2014 respectively.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of January 3, 2015, $61,181 was available to repurchase shares under this plan. The Company expended $68,294, $18,085, and $138,819 to repurchase and retire shares during 2012, 2013, and 2014, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Deferred revenue is recognized at the estimated point of delivery of the merchandise. On the occasion that will-call orders are not picked up by customers, we periodically assess the likelihood that customers will exercise their contractual right to

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pick up orders and recognize revenue when the likelihood is estimated to be remote. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. Sales discounts earned under USANA's initial order reward program are considered part of a multiple element revenue arrangement and accordingly are deferred when the first order is placed and recognized as customers place their subsequent two Auto Orders. A provision for product returns and allowances is recorded and is founded on historical experience. Additionally, the Company collects an annual account renewal fee from Associates that is deferred upon receipt and is recognized as income on a straight-line basis over the subsequent twelve-month period.

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

        This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. Product returns totaled approximately 0.8% of net sales in 2012, 0.9% of net sales in 2013, and 0.8% of net sales in 2014.

Shipping and handling costs

        The Company's shipping and handling costs are included in cost of sales for all periods presented

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

Advertising

        Advertising costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Advertising expense totaled $3,942 in 2012, $3,650 in 2013 and $4,942 in 2014.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $4,664 in 2012, $5,083 in 2013 and $5,128 in 2014.

Earnings per share

        Basic earnings per common share (EPS) are based on the weighted-average number of common shares that were outstanding during each period. Diluted earnings per common share include the effect of potentially dilutive common shares calculated using the treasury stock method, which include in-the-money, equity-based awards that have been granted but have not been issued.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. Accordingly, the Company will adopt this ASU in fiscal year 2017. ASU 2014-09 permits companies the use of either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company is currently evaluating which transition approach to use. The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B—INVESTMENTS

        The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of HTM securities by major security type and class of security were as follows:

	As of December 28, 2013
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Certificates of Deposit	$8,642	$—	$—	$8,642

Total HTM Securities	$8,642	$—	$—	$8,642

        As of January 3, 2015, all HTM securities had matured and there was no balance.

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 28, 2013	January 3, 2015
Raw materials	$13,824	$15,127
Work in progress	8,147	7,545
Finished goods	25,271	22,576

	$47,242	$45,248

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 28, 2013	January 3, 2015
Prepaid insurance	$1,577	$1,507
Other prepaid expenses	3,929	3,094
Federal income taxes receivable	6,592	7,370
Miscellaneous receivables, net	7,010	5,508
Deferred commissions	5,504	3,618
Deferred tax assets	8,588	9,683
Other current assets	2,618	3,773

	$35,818	$34,553

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2012	2013	2014
Current
Federal	$27,779	$26,233	$22,362
State	1,141	94	1,056
Foreign	4,051	9,626	16,265

Total Current	32,971	35,953	39,683
Deferred
Federal	(145)	5,507	(1,096)
State	94	(5)	(43)
Foreign	(927)	(3,898)	473

Total Deferred	(978)	1,604	(666)

	$31,993	$37,557	$39,017

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2012, 2013, and 2014, is as follows:

	Year ended
	2012	2013	2014
Federal income taxes at statutory rate	$34,449	$40,803	$40,479
State income taxes, net of federal tax benefit	1,201	102	653
Qualified production activities deduction	(2,651)	(1,700)	(887)
Foreign rate differential	(337)	(890)	(603)
All other, net	(669)	(758)	(625)

	$31,993	$37,557	$39,017

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The significant categories of deferred taxes are as follows:

	December 28, 2013	January 3, 2015
Deferred tax assets
Inventory differences	$3,111	$3,024
Accruals not currently deductible	5,345	4,427
Equity-based compensation	2,779	2,822
Intangible assets	10,590	10,107
Net operating losses	530	526
Other	2,315	4,543

Gross deferred tax assets	24,670	25,449
Valuation allowance	(530)	(526)

Net deferred tax assets	24,140	24,923

Deferred tax liabilities
Depreciation/amortization	(5,323)	(6,171)
Accumulated other comprehensive income	(3,418)	(1,994)
Prepaid expenses	(1,370)	(1,431)
Intangible assets	(10,590)	(10,107)
Other	(5,268)	(5,473)

Gross deferred tax liabilities	(25,969)	(25,176)

Net deferred taxes	$(1,829)	$(253)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	December 28, 2013	January 3, 2015
Net current deferred tax assets	$8,588	$9,683
Net noncurrent deferred tax assets	5,519	5,933
Net current deferred tax liabilities	(5,070)	(5,268)
Net noncurrent deferred tax liabilities	(10,866)	(10,601)

Net deferred taxes	$(1,829)	$(253)

        At January 3, 2015, the Company had foreign operating loss carry forwards of approximately $1,901. If these operating losses are not used, a portion of them will begin to expire in 2017. A valuation allowance of $526 has been placed on these foreign operating loss carry forwards. The valuation allowance is determined using a more likely than not realization criteria and is based upon all available positive and negative evidence, including future reversals of temporary differences. A future increase or decrease in the current valuation allowance is not expected to impact the income tax provision due to the Company's ability to fully utilize foreign tax credits associated with taxable income in these jurisdictions.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations that arose during 2014 and in prior years as the Company considers these earnings to be indefinitely reinvested. As of January 3, 2015, the undistributed earnings of these subsidiaries was $12,296. The hypothetical repatriation of these earnings would result in a tax liability to the Company of approximately $1,537.

        The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 28, 2013 and January 3, 2015, the Company had no significant unrecognized tax benefits.

        From time to time, the Company is subject to federal, state, and foreign tax authority income tax examinations. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2011 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is on-going.

NOTE F—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 28, 2013	January 3, 2015
Buildings	39.5	$39,500	$38,920
Laboratory and production equipment	5 - 7	23,383	24,864
Sound and video library	5	600	600
Computer equipment and software	3 - 5	32,960	30,842
Furniture and fixtures	3 - 5	5,346	5,354
Automobiles	3 - 5	330	327
Leasehold improvements	3 - 5	7,699	10,857
Land improvements	15	2,085	2,068

		111,903	113,832
Less accumulated depreciation and amortization		62,724	64,372

		49,179	49,460
Land		7,315	6,843
Deposits and projects in process		2,686	14,861

		$59,180	$71,164

        Depreciation of property and equipment for the years ended 2012, 2013, and 2014 was $7,717, $8,152, and $8,414, respectively

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

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS (Continued)

result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized in 2014.

        The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2014. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible assets was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairments of indefinite-lived intangible assets were recognized in 2014.

        The changes in the carrying amount of goodwill are as follows:

	December 28, 2013	January 3, 2015
Balance at beginning of year:
Gross goodwill	$17,890	$18,243
Accumulated impairment losses	—	—

Net goodwill as of beginning of year	17,890	18,243
Goodwill acquired during the year	—	—
Impairment loss	—	—
Currency translation adjustment	353	(302)

Balance as of end of year
Gross goodwill	18,243	17,941
Accumulated impairment losses	—	—

Net goodwill as of end of year	$18,243	$17,941

	As of December 28, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,372	$(1,505)	$2,867	10
Indefinite-lived intangible assets
Product formulas	9,641		9,641
Direct sales license	29,821		29,821

	39,462		39,462

	$43,834		$42,329

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS (Continued)

	As of January 3, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,274	$(1,898)	$2,376	10
Indefinite-lived intangible assets
Product formulas	9,425		9,425
Direct sales license	29,151		29,151

	38,576		38,576

	$42,850		$40,952

Estimated Amortization Expense:
2015	428
2016	428
2017	428
2018	428
2019	428
Thereafter	236

	$2,376

        Aggregate amortization of intangible assets for the years ended 2012, 2013, and 2014 was $1,090, $897, and $431, respectively.

NOTE H—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 28, 2013	January 3, 2015
Associate incentives	$22,516	$34,297
Accrued employee compensation	19,470	18,360
Income taxes	4,928	4,110
Sales taxes	6,435	9,643
Deferred tax liabilities	5,070	5,268
Associate promotions	2,824	1,982
Deferred revenue	16,058	15,717
Provision for returns and allowances	591	718
All other	8,477	10,831

	$86,369	$100,926

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—LONG-TERM DEBT AND LINE OF CREDIT

        The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $3,800, and $4,575 reduction in the available borrowing limit as of December 28, 2013 and January 3, 2015, respectively, due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

        There was no outstanding balance on this line of credit at December 28, 2013 or at January 3, 2015. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE J—COMMITMENTS AND CONTINGENCIES

1.     Operating leases

        With the exception of the Company's Salt Lake City headquarters, Australian facility, and Tianjin, China facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2020. The Company utilizes equipment under non-cancelable operating leases, expiring through 2019. The minimum commitments under operating leases at January 3, 2015 are as follows:

Year ending
2015	$9,064
2016	5,916
2017	4,372
2018	2,467
2019	1,022
Thereafter	23

$22,864

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2012, 2013, and 2014 was approximately $6,452, $9,254, and $11,129 respectively.

        The Company has other unconditional purchase obligations relating to capital projects and advertising agreements of $15,746 and $4,752 that will be paid in the next two years, respectively

2.     Contingencies

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

employees and other matters. The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any contingency at January 3, 2015 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

        On August 7, 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of the Company's directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA's behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company's Board of Directors in February 2014. The Company believes the claims in the complaint are without merit and intends to vigorously defend the suit. In the opinion of management, and based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote. As such, management believes that the ultimate outcome of this lawsuit will not have a material impact on the Company's financial position or results of operations.

3.     Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2012, 2013, and 2014 were $1,024, $1,149, and $1,324, respectively.

NOTE K—EQUITY-BASED COMPENSATION

        Equity-based compensation expense for fiscal years 2012, 2013, and 2014 was $10,210, $7,624, and $9,805 respectively. The related tax benefit for these periods was $3,554, $2,575, and $3,308, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of January 3, 2015. This table does not include an estimate for future grants that may be issued.

2015	$7,075
2016	5,841
2017	3,634
2018	938
2019+	379

$17,867

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

        Since its inception 10,000 shares have been authorized under the 2006 Plan. As of January 3, 2015, a total of 6,790 awards had been granted under the 2006 Plan, of which 6,668 were stock-settled stock appreciation rights, 8 were stock options, and 114 were deferred stock units. Also, as of January 3, 2015, a total of 1,143 awards had been forfeited and added back to the number of shares available for issuance under the 2006 Plan.

        The Company's Compensation Committee utilizes two types of vesting methods when granting awards to officers and key employees under the 2006 Plan based upon the nature of the grant. Awards granted to officers and key employees upon hire or promotion to such a position will generally vest 20% each year on the anniversary of the grant date and expire five and one-half years from the date of grant. Awards granted as a supplement to existing equity awards held by officers and key employees will generally vest 50% each year beginning on the first grant date anniversary following the final vesting of previous grants. The expiration of these supplemental awards is generally within 12 months following the last vest date of such award. Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors will generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. The expiration of these awards is generally within 12 months following the last vest date of the previous award. Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards. The weighted-average fair value of stock-settled stock appreciation rights that were granted in 2012, 2013, and 2014 was $15.35, $17.59, and $18.91, respectively. Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year ended
	2012	2013	2014
Expected volatility(1)	50.7%	41.9%	40.2%
Risk-free interest rate(2)	0.6%	0.7%	1.2%
Expected life(3)	3.9 yrs.	3.9 yrs.	3.6 yrs.
Expected dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average exercise price(5)	$39.41	$53.83	$60.61

(1)
The Company utilizes historical volatility of the trading price of its common stock.

(2)
Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

(3)
Depending upon the terms of the award, one of two methods will be used to calculate expected life:

(i) a weighted-average that includes historical settlement data of the Company's equity awards and a hypothetical holding period, or (ii) the simplified method.

(4)
The Company historically has not paid dividends.

(5)
Exercise price is the closing price of the Company's common stock on the date of grant.

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 28, 2013	1,827	$37.37	2.6	$74,160
Granted	786	60.61
Exercised	(958)	36.02
Forfeited	(100)	49.01
Expired	—	—

Outstanding at January 3, 2015	1,555	$49.20	2.9	$82,564

Exercisable at January 3, 2015	67	$36.14	2.2	$4,444

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at December 28, 2013, and January 3, 2015, was $77.72 and $102.28, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        The total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $20,590 in 2012, $32,837 in 2013, and $51,795 in 2014. The Company currently has no deferred stock units that are nonvested.

        The total fair value of equity awards that vested during fiscal years 2012, 2013, and 2014 was $10,211, $8,096, and $7,568, respectively. This total fair value includes equity-based awards issued in the form of stock options, stock-settled stock appreciation rights, and deferred stock units.

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

	Year Ended
	2012	2013	2014
USANA® Nutritionals	80%	80%	79%
USANA Foods	11%	11%	13%
Sensé—beautiful science®	7%	6%	7%

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region is listed below:

	Year Ended
	2012	2013	2014
Net Sales to External Customers
Americas and Europe	$244,333	$261,682	$253,730
Asia Pacific
Southeast Asia Pacific	139,651	155,362	177,940
Greater China	235,626	271,812	326,134
North Asia	29,116	29,319	32,667

Asia Pacific Total	404,393	456,493	536,741

Consolidated Total	$648,726	$718,175	$790,471

	December 28, 2013	January 3, 2015
Long-lived Assets
Americas and Europe	$52,908	$54,457
Asia Pacific
Southeast Asia Pacific	15,868	14,175
Greater China	63,505	83,471
North Asia	1,625	1,621

Asia Pacific Total	80,998	99,267

Consolidated Total	$133,906	$153,724

Total Assets
Americas and Europe	$183,561	$152,405
Asia Pacific
Southeast Asia Pacific	36,349	38,404
Greater China	141,542	154,153
North Asia	7,018	5,622

Asia Pacific Total	184,909	198,179

Consolidated Total	$368,470	$350,584

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2012	2013	2014
Net sales:
China	N/A	$106,710	$216,842
United States	$152,460	$157,543	$143,669
Hong Kong	$180,837	$132,285	N/A
Long-lived Assets:
China		$61,716	$81,704
United States		$51,260	$53,322

NOTE M—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2013 and 2014.

2013	First	Second	Third	Fourth
Net sales	$169,082	$189,136	$173,691	$186,266
Gross profit	$138,821	$157,231	$142,200	$152,488
Net earnings	$17,779	$24,210	$16,753	$20,282
Earnings per share:
Basic	$1.30	$1.79	$1.22	$1.46
Diluted	$1.28	$1.72	$1.16	$1.41

2014	First	Second	Third	Fourth
Net sales	$182,401	$188,256	$191,944	$227,870
Gross profit	$148,573	$153,391	$157,359	$190,354
Net earnings	$16,537	$19,301	$19,498	$21,300
Earnings per share:
Basic	$1.19	$1.40	$1.51	$1.72
Diluted	$1.15	$1.36	$1.47	$1.65

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

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Year Ended
	2012	2013	2014
Net earnings available to common shareholders	$66,433	$79,024	$76,636

Weighted average common shares outstanding—basic	14,547	13,695	13,221
Dilutive effect of in-the-money equity awards	376	509	468

Weighted average common shares outstanding—diluted	14,923	14,204	13,689

Earnings per common share from net earnings—basic	$4.57	$5.77	$5.80

Earnings per common share from net earnings—diluted	$4.45	$5.56	$5.60

        Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2012	2013	2014
1,039	344	287

        During the years ended 2012, 2013, and 2014, the Company repurchased and retired 1,644 shares for $68,294, 414 shares for $18,085, and 1,927 shares for $138,819, respectively, under the Company's share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

NOTE O—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Holdings, Ltd. As of January 3, 2015, Gull Holdings, Ltd. owned 51.54% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

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

        Medicis performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Medicis provides physicians and other medical staff to speak at USANA Associate events. Finally, Medicis performs health assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Medicis $359 in 2012, $381 in 2013, and $239 in 2014. The Company's agreements with Medicis were approved by the Audit Committee in advance of the Company's entry into the agreements. USANA's collaboration with Medicis is terminable at will by USANA at any time, without any continuing commitment by USANA.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
December 29, 2012
Allowance for sales returns	1,014	46	—	343	717
Allowance for doubtful accounts	1,580	230	—	2	1,808
Valuation allowance—deferred tax assets	1,784	—	—	186	1,598
December 28, 2013
Allowance for sales returns	717	44	—	170	591
Allowance for doubtful accounts	1,808	98	—	26	1,880
Valuation allowance—deferred tax assets	1,598	—	—	1,068	530
January 3, 2015
Allowance for sales returns	591	194	—	67	718
Allowance for doubtful accounts	1,880	26	—	118	1,788
Valuation allowance—deferred tax assets	530	—	—	4	526