Form 10-Q
period 2015-04-04
USANA HEALTH SCIENCES INC
filed 2015-05-13
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2015 was 12,734,968.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 4, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	January 3,	April 4,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$111,126	$128,569
Inventories	45,248	50,959
Prepaid expenses and other current assets	34,553	31,940
Total current assets	190,927	211,468

Property and equipment, net	71,164	73,374

Goodwill	17,941	18,055
Intangible assets, net	40,952	41,250
Deferred tax assets	5,933	5,861
Other assets	23,667	25,040
	$350,584	$375,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,779	$9,474
Other current liabilities	100,926	100,878
Total current liabilities	108,705	110,352

Deferred tax liabilities	10,601	10,279
Other long-term liabilities	1,114	1,110

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 12,633 as of January 3, 2015 and 12,666 as of April 4, 2015	13	13
Additional paid-in capital	61,613	64,733
Retained earnings	166,406	186,086
Accumulated other comprehensive income	2,132	2,475
Total stockholders’ equity	230,164	253,307
	$350,584	$375,048

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 29,	April 4,
	2014	2015

Net sales	$182,401	$219,378
Cost of sales	33,828	38,364

Gross profit	148,573	181,014

Operating expenses:
Associate incentives	78,874	101,353
Selling, general and administrative	44,577	49,875

Total operating expenses	123,451	151,228

Earnings from operations	25,122	29,786

Other income (expense):
Interest income	212	154
Interest expense	(6)	—
Other, net	(81)	14

Other income (expense), net	125	168

Earnings before income taxes	25,247	29,954

Income taxes	8,710	10,274

Net earnings	$16,537	$19,680

Earnings per common share
Basic	$1.19	$1.56
Diluted	$1.15	$1.50

Weighted average common shares outstanding
Basic	13,919	12,648
Diluted	14,395	13,085

Comprehensive income:

Net earnings	$16,537	$19,680

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,662)	563
Tax benefit (expense) related to foreign currency	652	(220)
translation adjustment

Other comprehensive income (loss), net of tax	(1,010)	343

Comprehensive income	$15,527	$20,023

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 4, 2015

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 3, 2015	12,633	$13	$61,613	$166,406	$2,132	$230,164

Net earnings				19,680		19,680
Other comprehensive income (loss), net of tax					343	343
Equity-based compensation expense			2,210			2,210
Common stock issued under equity award plans	33					—
Tax benefit from equity award activity			910			910

Balance at April 4, 2015	12,666	$13	$64,733	$186,086	$2,475	$253,307

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 29,	April 4,
	2014	2015

Cash flows from operating activities
Net earnings	$16,537	$19,680
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,211	2,337
(Gain) loss on sale of property and equipment	4	25
Equity-based compensation expense	1,836	2,210
Excess tax benefits from equity-based payment arrangements	(1,856)	(910)
Deferred income taxes	(146)	(577)
Changes in operating assets and liabilities:
Inventories	45	(5,753)
Prepaid expenses and other assets	(3,339)	890
Income tax payable related to tax benefit from equity award activity	1,856	910
Accounts payable	(3,704)	789
Other liabilities	(10,975)	3,960

Net cash provided by (used in) operating activities	2,469	23,561

Cash flows from investing activities
Additions to notes receivable	(1,429)	(1,547)
Purchases of investment securities held-to-maturity	(1,488)	—
Maturities of investment securities	5,701	—
Proceeds from sale of property and equipment	6	—
Purchases of property and equipment	(979)	(5,842)

Net cash provided by (used in) investing activities	1,811	(7,389)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	1,856	910

Net cash provided by (used in) financing activities	1,856	910

Effect of exchange rate changes on cash and cash equivalents	(746)	361

Net increase (decrease) in cash and cash equivalents	5,390	17,443

Cash and cash equivalents, beginning of period	137,343	111,126

Cash and cash equivalents, end of period	$142,733	$128,569

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$6	$—
Income taxes	787	2,996
Non-cash investing activities:
Credits on notes receivable	62	55
Accrued purchases of property and equipment	—	910

The accompanying notes are an integral part of these statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Americas and Europe, and Asia Pacific, which is further divided into three sub-regions: Southeast Asia Pacific, Greater China, and North Asia. Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand: Greater China includes Hong Kong, Taiwan and China; and North Asia includes Japan and South Korea. All intercompany accounts and transactions have been eliminated in this consolidation.

The condensed consolidated balance sheet as of January 3, 2015, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of April 4, 2015 and results of operations for the three months ended March 29, 2014 and April 4, 2015.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.  The results of operations for the three months ended April 4, 2015, may not be indicative of the results that may be expected for the fiscal year 2015 ending January 2, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited.  ASU 2014-09 permits companies the use of either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company is currently evaluating which transition approach to use.  In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 by one year and also proposed permitting early adoption of this ASU, but not before the original effective date.  The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

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

As of January 3, 2015 and April 4, 2015, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 3, 2015	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$4,833	$4,833	$—	$—

		Fair Value Measurements Using
		Inputs
	April 4, 2015	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$4,881	$4,881	$—	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At January 3, 2015 and April 4, 2015, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	January 3,	April 4,
	2015	2015

Raw materials	$15,127	$18,259
Work in progress	7,545	6,702
Finished goods	22,576	25,998

	$45,248	$50,959

NOTE D — OTHER ASSETS

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of January 3, 2015, and April 4, 2015 were $8,519 and $9,011, respectively

This third-party supplier is considered to be a variable interest entity; however, the Company is not the primary beneficiary due to the inability to direct the activities that most significantly affect the third-party supplier’s economic performance. Additionally, the Company does not absorb a majority of the third-party supplier’s expected losses or returns. Consequentially, the financial information of the third-party supplier is not consolidated. The maximum exposure to loss as a result of the Company’s involvement with the third-party supplier is limited to the carrying value of the note receivable due from the third-party supplier.

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational in early 2016.  As part of this project, land use rights totaling $7,378, and $7,451 as of January 3, 2015 and April 4, 2015, respectively, have been purchased and will be amortized over 50 years.  Land-use rights are classified within the “Other assets” line item in the Company’s condensed consolidated balance sheets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE E — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,575, and $4,366 reduction in the available borrowing limit as of January 3, 2015 and April 4, 2015, respectively, due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

There was no outstanding debt on this line of credit at January 3, 2015 or at April 4, 2015.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE F — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any contingency at April 4, 2015 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

On August 7, 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of the Company’s directors and officers.  The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014.  In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice.  In April 2015, the plaintiffs filed a notice of appeal with the court, but, as of the date of this report, have not filed their appeal.   The Company believes the claims in the complaint are without merit and intends to vigorously defend the suit.  In the opinion of management, and based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote.  As such, management believes that the ultimate outcome of this lawsuit will not have a material impact on the Company’s financial position or results of operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION

The Company utilizes a share-based compensation plan, which is more fully described in Note K to the Consolidated Financial Statements in Form 10-K for the year ended January 3, 2015.

Equity-based compensation expense for the three months ended March 29, 2014, and April 4, 2015, was $1,836, and $2,210 respectively.  The related tax benefit for these periods was $617, and $740, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of April 4, 2015.  This table does not include an estimate for future grants that may be issued.

2015	$5,664
2016	6,771
2017	4,484
2018	1,561
2019+	510
$18,990

The cost above is expected to be recognized over a weighted-average period of 1.9 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock-settled stock appreciation rights that were granted during the three months ended March 29, 2014, and April 4, 2015, was $17.73 and $30.49, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.

	Three Months Ended
	March 29,	April 4,
	2014	2015

Expected volatility (1)	39.9%	40.4%
Risk-free interest rate (2)	1.2%	1.1%
Expected life (3)	3.54 yrs.	3.30 yrs.
Expected dividend yield (4)	0.0%	0.0%
Weighted-average exercise price (5)	$57.62	$102.10

(1)	The Company utilizes historical volatility of the trading price of its common stock.
(2)	Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.
(3)	Depending upon the terms of the award, one of two methods will be used to calculate expected life:
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION - CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 3, 2015	1,555	$49.20	2.9	$82,564
Granted	110	102.10
Exercised	(55)	41.60
Forfeited	(19)	43.83
Expired	—	—

Outstanding at April 4, 2015	1,591	$53.18	2.7	$97,095

Exercisable at April 4, 2015	66	$39.25	2.3	$4,954

*Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at January 3, 2015, and April 4, 2015, was $102.28 and $114.19, respectively.

The total intrinsic value of stock-settled stock appreciation rights exercised during the three months ended March 29, 2014, and April 4, 2015, was $6,800 and $3,345, respectively.

The total fair value of equity awards that vested during the three months ended March 29, 2014, and April 4, 2015, was $496 and $811, respectively.  This total fair value includes equity-based awards issued in the form of stock-settled stock appreciation rights.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 29,	April 4,
	2014	2015

Net earnings available to common shareholders	$16,537	$19,680

Weighted average common shares outstanding - basic	13,919	12,648

Dilutive effect of in-the-money equity awards	476	437

Weighted average common shares outstanding - diluted	14,395	13,085

Earnings per common share from net earnings - basic	$1.19	$1.56

Earnings per common share from net earnings - diluted	$1.15	$1.50

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Three Months Ended
March 29,	April 4,
2014	2015

273	125

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

	Three Months Ended
	March 29,	April 4,
	2014	2015

USANA® Nutritionals	79%	81%
USANA Foods	13%	11%
Sensé — beautiful science®	6%	7%

Selected financial information for the Company is presented for two geographic regions: Americas and Europe, and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                 Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.

•                  Asia Pacific —

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  Greater China — Hong Kong, Taiwan and China(1)

•                  North Asia — Japan and South Korea

(1)         The Company’s business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Three Months Ended
	March 29,	April 4,
	2014	2015

Net Sales to External Customers

Americas and Europe	$63,815	$63,524
Asia Pacific
Southeast Asia Pacific	40,448	45,339
Greater China	70,847	101,286
North Asia	7,291	9,229
Asia Pacific Total	118,586	155,854

Consolidated Total	$182,401	$219,378

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended
	March 29,	April 4,
	2014	2015
Net sales:
China	$38,760	$83,810
United States	$37,613	$36,302
Hong Kong	$23,524	N/A

	As of
	January 3,	April 4,
	2015	2015
Long-lived Assets:
China	$81,704	$83,316
United States	$53,322	$56,779

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended January 3, 2015, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of April 4, 2015, we had approximately 376,000 active Associates and approximately 86,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands

•                  Asia Pacific

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  Greater China — Hong Kong, Taiwan, and China(1)

•                  North Asia — Japan and South Korea

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

	Quarter ended
	March 29, 2014	April 4, 2015

Product Line
USANA® Nutritionals
Essentials	25%	23%
Optimizers	54%	58%
USANA Foods	13%	11%
Sensé — beautiful science®	6%	7%
All Other	2%	1%

Key Product
USANA® Essentials	16%	15%
Proflavanol®	13%	13%
BiOmega-3™	9%	12%

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is positively influenced by a number of factors, some of which include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, and the growing desire for a secondary source of income and small business ownership.

We believe that our high-quality products and our financially rewarding Associate Compensation Plan are the key components to attracting and retaining Associates.  We periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most rewarding in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the quarter ended April 4, 2015, net sales outside of the United States represented 83.5% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number or the productivity of our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 92% of product sales during the quarter ended April 4, 2015.  The remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	March 29, 2014		April 4, 2015		Prior Year	Change

Americas and Europe	82,000	30.9%	86,000	22.9%	4,000	4.9%

Asia Pacific:
Southeast Asia Pacific	64,000	24.2%	77,000	20.5%	13,000	20.3%
Greater China	110,000	41.5%	201,000	53.4%	91,000	82.7%
North Asia	9,000	3.4%	12,000	3.2%	3,000	33.3%
Asia Pacific Total	183,000	69.1%	290,000	77.1%	107,000	58.5%

	265,000	100.0%	376,000	100.0%	111,000	41.9%

	Preferred Customers By Region
	As of		As of		Change from	Percent
	March 29, 2014		April 4, 2015		Prior Year	Change

Americas and Europe	61,000	78.2%	63,000	73.3%	2,000	3.3%

Asia Pacific:
Southeast Asia Pacific	10,000	12.8%	12,000	14.0%	2,000	20.0%
Greater China	3,000	3.9%	4,000	4.6%	1,000	33.3%
North Asia	4,000	5.1%	7,000	8.1%	3,000	75.0%
Asia Pacific Total	17,000	21.8%	23,000	26.7%	6,000	35.3%

	78,000	100.0%	86,000	100.0%	8,000	10.3%

Current Focus and Recent Developments

Our primary objective is to increase the number of Associates and Preferred Customers who use our products throughout the world.  We have several strategies in place to support this objective, including:

•                  Our focus on personalizing our customer’s overall experience with USANA, which includes personalizing our product offering, Associate Compensation Plan, and our online business environment;

•                  Our investment in increasing our brand recognition, which includes our relationship as a Trusted Partner and Sponsor of The Dr. Oz Show; to make it easier for our Associates to talk about USANA with potential customers;

•                  Our development and offering of market-specific incentives and promotions for our Associates to incent sales and customer growth around the world; and

•                  Our continued focus on international expansion as we prepare to commence operations in Indonesia later this year. Indonesia will be USANA’s 20th market and represents a promising growth opportunity for us.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2015 increased 20.3% to $219.4 million, an increase of $37.0 million, compared with the first quarter of 2014.  This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region.  Our net sales and Associate growth were positively impacted by: (i) continued momentum from the incentive program that the Company offered during the fourth quarter of 2014, which carried over for several weeks into the first quarter of 2015 in China, (ii) incremental sales that occurred following the announcement in the first quarter of our 2015 price adjustments in China, and (iii) a more favorable operating environment in China compared to the prior-year period.  The increase in net sales during the first quarter of 2015 was partially offset by unfavorable changes in currency exchange rates, which reduced net sales for the quarter by $9.2 million.

Net earnings for the first quarter of 2015 increased 19.0% to $19.7 million, an increase of $3.1 million, compared with the first quarter of 2014.  The increase in net earnings was driven by higher net sales.  Although gross margins improved year-over-year by 100 basis points, and selling, general and administrative expense decreased relative to net sales, higher Associate incentives expense offset these improvements.

Quarters Ended March 29, 2014 and April 4, 2015

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)				Change		Currency	excluding
	Quarter Ended				from prior	Percent	impact on	currency
	March 29, 2014		April 4, 2015		year	change	sales	impact

Americas and Europe	$63,815	35.0%	$63,524	28.9%	$(291)	-0.5%	$(3,671)	5.3%

Asia Pacific
Southeast Asia Pacific	40,448	22.2%	45,339	20.7%	4,891	12.1%	(3,036)	19.6%
Greater China	70,847	38.8%	101,286	46.2%	30,439	43.0%	(2,046)	45.9%
North Asia	7,291	4.0%	9,229	4.2%	1,938	26.6%	(411)	32.2%
Asia Pacific Total	118,586	65.0%	155,854	71.1%	37,268	31.4%	(5,493)	36.1%

	$182,401	100.0%	$219,378	100.0%	$36,977	20.3%	$(9,164)	25.3%

Asia Pacific:  The increase in net sales in this region was driven by double-digit growth in Associates and net sales in each of the Greater China, Southeast Asia Pacific, and North Asia regions.

The increase in net sales in Greater China included a 116.2% increase in China resulting from strong growth in the number of active Associates in this market, and also by higher-than-anticipated incremental sales that occurred following the announcement of our 2015 price adjustments in this market.  The Company estimates that the incremental sales resulting from the announcement of price increases in China contributed approximately $12 million to net sales for the quarter.  Comparatively, the announcement of our annual price adjustment in China took place during the second quarter of 2014.  Growth in the number of active Associates in China was also positively impacted by momentum created from the short-term incentive program that we offered in the fourth quarter of 2014, which carried over several weeks into 2015 in China.  Finally, the operating environment for the Company in China during the first quarter of 2015 was more favorable than the previous year period.  Net sales growth in Greater China during the first quarter of 2015 was partially offset by a continued decline in Hong Kong.

Growth in Southeast Asia Pacific was driven by sales growth from nearly every market resulting from an increase in the number of active Associates purchasing our products.  Sales and Associate growth in this region resulted from the general momentum in our business, which has been positively impacted by short-term incentive programs offered during both the fourth quarter of 2014 and first quarter of 2015.  On a local currency basis, net sales in Australia and New Zealand increased 22.2%, net sales in Malaysia increased 42.9%, and net sales in the Philippines increased 20.3%.

The increase in net sales in North Asia resulted from a 46.9% local currency increase in net sales in South Korea, which was driven by an increase in the number active Associates and Preferred Customers in this market.  Similar to our other markets, short-term incentive programs have benefitted sales and customer growth in South Korea.

Americas and Europe:  The decline in net sales in this region was due to a modest decline in net sales in the United States and to unfavorable changes in currency exchange rates, which reduced net sales by $3.7 million.  The Company’s results in this region were driven by local currency sales growth in Canada and Mexico of 14.8% and 20.3%, respectively.  Net sales in the United States decreased $1.3 million, or 3.5%, due to a decline in the number of active customers in this market.

Gross Profit

Gross profit was 82.5% of net sales during the first quarter of 2015, compared with 81.5% in the first quarter of 2014.  This improvement can primarily be attributed to a favorable shift in sales mix by market and by modest price increases that we implemented in most of our markets in January, partially offset by the negative impact from a strengthening of the US dollar.

Associate Incentives

Associate incentives were 46.2% of net sales during the first quarter of 2015, compared with 43.2% in the first quarter of 2014.  This increase was primarily the result of the short-term incentive that we offered to our Associates during the fourth quarter of 2014, which carried over several weeks into 2015 in China.  We expect that Associate incentives relative to net sales will range between 44.0% and 44.5% of sales for the remainder of the year.

Selling, General and Administrative Expenses

Selling, general and administrative expense relative to net sales decreased to 22.7% during the first quarter of 2015, compared with 24.4% in first quarter of 2014.  This decrease can be attributed to higher net sales, and also to the timing of costs associated with our Asia Pacific Convention.  This event was held during the first quarter of 2014, compared to being held during the second quarter of 2015.

Income Taxes

Our effective income tax rate for the first quarter of 2015 was 34.3%, compared with 34.5% in the first quarter of 2014.  This improvement was due primarily to increased benefits associated with the U.S. manufacturing deduction.

Diluted Earnings Per Share

Diluted earnings per share increased 30.4% to $1.50 in the first quarter of 2015 when compared with the prior year quarter.  This increase was the result of higher net earnings as discussed above, combined with a 9.1% reduction in diluted shares outstanding.

The lower number of diluted shares outstanding was the result of share repurchases over the last twelve months and contributed $0.13 to diluted earnings per share.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  The hypothetical repatriation of $12.3 million that relates to earnings considered indefinitely reinvested in certain of our markets at April 4, 2015, would result in a tax liability to the Company of approximately $1.5 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $23.6 million in the first quarter of 2015, compared with $2.5 million in the prior year quarter.  Items positively affecting cash flow from operations on a year-over-year basis include: (i) an increase in accrued incentives and deferred revenue relating to higher than anticipated incremental sales following the announcement of price increases in China, (ii) an increase in accounts payable in the current year, compared with a decrease in the prior year, due to timing of invoices and payments, (iii) purchase of land use rights for our new China facility in the prior year quarter, and (iv) an increase in net earnings.  These improvements were slightly offset by an increase in inventory in the current year quarter due to: (i) higher inventory demands in China, where sales have increased significantly and where we are preparing to transition to our new facility, (ii) increased lead time required for international product shipments, resulting from west coast port congestion caused by dockworker strikes, and (iii) increased inventory in preparation for our Asia Pacific convention, which we held in Singapore in April.

Cash and cash equivalents increased to $128.6 million at April 4, 2015, from $111.1 million at January 3, 2015.  Of the $128.6 million held at April 4, 2015, $38.1 million was held in the United States and $90.5 million was held by international subsidiaries.  Of the $111.1 million cash and cash equivalents held at January 3, 2015, $37.8 million was held in the United States and $73.3 million was held by international subsidiaries.  Net working capital increased to $101.1 million at April 4, 2015, from $82.2 million at January 3, 2015.

We continue to expect that our new state-of-the-art manufacturing and production facility in China will become operational in early 2016.  Of the anticipated $40 million investment for this project, we have incurred $20.8 million through the end of the first quarter of 2015, $2.0 million of which was incurred during the first quarter of 2015.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of April 4, 2015 and January 3, 2015, were $9.0 million and $8.5 million, respectively, and are included as non-current other assets on the balance sheet.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to a credit agreement with the bank, which expires in April 2016.  Bank guarantees are considered a reduction of the overall availability of credit.  As of April 4, 2015, such normal course of business bank guarantees reduced our available borrowing limit by $4.4 million.  We did not otherwise draw on this line of credit at any time during the quarter, and, as of April 4, 2015, there was no actual outstanding balance on our line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of April 4, 2015, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  We did not repurchase any shares of common stock during the quarter ended April 4, 2015.  As of April 4, 2015, the remaining approved repurchase amount under the plan was $61.2 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

•                  The introduction of new laws or changes to existing laws, both domestically and internationally; and

•                  The outcome of regulatory and litigation matters.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information presented from that presented for the year ended January 3, 2015.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange

Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of our directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014.  In October 2014, we filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice.  In April 2015, the plaintiffs filed a notice of appeal with the court, but, as of the date of this report, have not filed their appeal.  We believe that the claims in the complaint are without merit and will continue to vigorously defend this suit.  We continue to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

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

USANA HEALTH SCIENCES, INC.

Date: May 13, 2015	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)