Form 10-Q
period 2015-07-04
USANA HEALTH SCIENCES INC
filed 2015-08-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2015 was 12,805,122.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 4, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	January 3,	July 4,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$111,126	$150,929
Inventories	45,248	54,022
Prepaid expenses and other current assets	34,553	39,864
Total current assets	190,927	244,815

Property and equipment, net	71,164	73,939

Goodwill	17,941	17,948
Intangible assets, net	40,952	40,763
Deferred tax assets	5,933	5,998
Other assets	23,667	25,047
	$350,584	$408,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,779	$9,038
Other current liabilities	100,926	103,818
Total current liabilities	108,705	112,856

Deferred tax liabilities	10,601	10,068
Other long-term liabilities	1,114	1,062

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 12,633 as of January 3, 2015 and 12,805 as of July 4, 2015	13	13
Additional paid-in capital	61,613	71,737
Retained earnings	166,406	211,502
Accumulated other comprehensive income	2,132	1,272
Total stockholders’ equity	230,164	284,524
	$350,584	$408,510

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2014	2015	2014	2015

Net sales	$188,256	$233,244	$370,657	$452,622
Cost of sales	34,865	40,089	68,693	78,453

Gross profit	153,391	193,155	301,964	374,169

Operating expenses:
Associate incentives	81,098	101,877	159,972	203,230
Selling, general and administrative	43,206	52,505	87,783	102,380

Total operating expenses	124,304	154,382	247,755	305,610

Earnings from operations	29,087	38,773	54,209	68,559

Other income (expense):
Interest income	215	232	427	386
Interest expense	—	(7)	(6)	(7)
Other, net	82	(311)	1	(297)

Other income (expense), net	297	(86)	422	82

Earnings before income taxes	29,384	38,687	54,631	68,641

Income taxes	10,083	13,271	18,793	23,545

Net earnings	$19,301	$25,416	$35,838	$45,096

Earnings per common share
Basic	$1.40	$1.99	$2.59	$3.55
Diluted	$1.36	$1.92	$2.50	$3.43

Weighted average common shares outstanding
Basic	13,768	12,740	13,843	12,694
Diluted	14,235	13,225	14,315	13,155

Comprehensive income:

Net earnings	$19,301	$25,416	$35,838	$45,096

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	802	(1,947)	(860)	(1,384)
Tax benefit (expense) related to foreign currency translation adjustment	(262)	744	390	524

Other comprehensive income (loss), net of tax	540	(1,203)	(470)	(860)

Comprehensive income	$19,841	$24,213	$35,368	$44,236

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended July 4, 2015

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 3, 2015	12,633	$13	$61,613	$166,406	$2,132	$230,164

Net earnings				45,096		45,096
Other comprehensive income (loss), net of tax					(860)	(860)
Equity-based compensation expense			4,388			4,388
Common stock issued under equity award plans	172					—
Tax benefit from equity award activity			5,736			5,736

Balance at July 4, 2015	12,805	$13	$71,737	$211,502	$1,272	$284,524

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28,	July 4,
	2014	2015

Cash flows from operating activities
Net earnings	$35,838	$45,096
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	4,408	4,630
(Gain) loss on sale of property and equipment	16	28
Equity-based compensation expense	4,071	4,388
Excess tax benefits from equity-based payment arrangements	(3,387)	(5,736)
Deferred income taxes	(605)	(1,029)
Changes in operating assets and liabilities:
Inventories	3,034	(9,454)
Prepaid expenses and other assets	(5,144)	(5,722)
Income tax payable related to tax benefit from equity award activity	3,387	5,736
Accounts payable	(3,085)	1,165
Other liabilities	(7,283)	7,065

Net cash provided by (used in) operating activities	31,250	46,167

Cash flows from investing activities
Additions to notes receivable	(2,520)	(1,578)
Purchases of investment securities held-to-maturity	(3,871)	—
Maturities of investment securities	9,137	—
Proceeds from sale of property and equipment	8	—
Purchases of property and equipment	(10,103)	(9,778)

Net cash provided by (used in) investing activities	(7,349)	(11,356)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	3,387	5,736
Repurchase of common stock	(46,109)	—

Net cash provided by (used in) financing activities	(42,722)	5,736

Effect of exchange rate changes on cash and cash equivalents	(255)	(744)

Net increase (decrease) in cash and cash equivalents	(19,076)	39,803

Cash and cash equivalents, beginning of period	137,343	111,126

Cash and cash equivalents, end of period	$118,267	$150,929

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$6	$7
Income taxes	9,963	14,978
Non-cash investing activities:
Credits on notes receivable	116	56
Accrued purchases of property and equipment	331	149
Non-cash financing activities:
Unsettled trades for repurchase of common stock	(2,985)	—

The accompanying notes are an integral part of these statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe.  Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand; North Asia includes Japan, and South Korea.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  All intercompany accounts and transactions have been eliminated in this consolidation.

The condensed consolidated balance sheet as of January 3, 2015, derived from audited financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of July 4, 2015 and results of operations for the quarters and six months ended June 28, 2014 and July 4, 2015.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.  The results of operations for the quarter and six months ended July 4, 2015, may not be indicative of the results that may be expected for the fiscal year 2015 ending January 2, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a decision to defer the effective date of this ASU. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

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

As of January 3, 2015, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 3, 2015	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$4,833	$4,833	$—	$—

		Fair Value Measurements Using
		Inputs
	July 4, 2015	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$20,956	$20,956	$—	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At January 3, 2015 and July 4, 2015, there were no non-financial assets measured at fair value on a non-recurring basis.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	January 3,	July 4,
	2015	2015

Raw materials	$15,127	$16,449
Work in progress	7,545	8,779
Finished goods	22,576	28,794

	$45,248	$54,022

NOTE D — OTHER ASSETS

Other assets consists primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility under development in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of January 3, 2015, and July 4, 2015 were $8,519 and $9,041, respectively

This third-party supplier is considered to be a variable interest entity; however, the Company is not the primary beneficiary due to the inability to direct the activities that most significantly affect the third-party supplier’s economic performance. Additionally, the Company does not absorb a majority of the third-party supplier’s expected losses or returns. Consequentially, the financial information of the third-party supplier is not consolidated. The maximum exposure to loss as a result of the Company’s involvement with the third-party supplier is limited to the carrying value of the note receivable due from the third-party supplier.

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational in early 2016.  As part of this project, land use rights totaling $7,378, and $7,382 as of January 3, 2015 and July 4, 2015, respectively, have been purchased and are being amortized over 50 years.

NOTE E — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,575, and $4,296 reduction in the available borrowing limit as of January 3, 2015 and July 4, 2015, respectively, due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

There was no outstanding debt on this line of credit at January 3, 2015 or at July 4, 2015.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at July 4, 2015 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

On August 7, 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah, against certain of the Company’s directors and officers.  The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014.  In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice.  In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court.   The Company believes the claims in the complaint are without merit and intends to continue to vigorously defend the suit.  In the opinion of management, and based upon advice of counsel, the likelihood of an adverse outcome against the Company in this matter is remote.  As such, management believes that the ultimate outcome of this lawsuit will not have a material impact on the Company’s financial position or results of operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION

The Company utilizes a share-based compensation plan, which is more fully described in Note K to the Consolidated Financial Statements in Form 10-K for the year ended January 3, 2015.  The description provided applies to the Company’s 2006 Plan as well as its recently adopted 2015 Equity Incentive Award Plan (the “2015 Plan”).  The Company adopted the 2015 Plan to replace the (“2006 Plan”), which is set to expire in April of 2016.  As of July 4, 2015, the Company had not issued awards under the 2015 Plan.   The maximum number of shares of common stock available for issuance under the 2015 Plan is 5,000.

Equity-based compensation expense for the quarters ended June 28, 2014, and July 4, 2015, was $2,235, and $2,178 respectively.  The related tax benefit for these periods was $743, and $742, respectively.  Expense for the six months ended June 28, 2014 and July 4, 2015, was $4,071 and $4,388, respectively. The related tax benefit for these periods was $1,359 and $1,483, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of July 4, 2015.  This table does not include an estimate for future grants that may be issued.

2015	$3,919
2016	7,214
2017	4,843
2018	1,756
2019+	582
$18,314

The cost above is expected to be recognized over a weighted-average period of 1.8 years.

    The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock-settled stock appreciation rights that were granted during the six months ended June 28, 2014, and July 4, 2015, was $17.73 and $31.80, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.

	Six Months Ended
	June 28,	July 4,
	2014	2015

Expected volatility (1)	39.9%	40.6%
Risk-free interest rate (2)	1.2%	1.1%
Expected life (3)	3.54 yrs.	3.33 yrs.
Expected dividend yield (4)	0.0%	0.0%
Weighted-average exercise price (5)	$57.62	$105.27

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

(4) The Company historically has not paid and currently has no plan to pay dividends.

(5) Exercise price is the closing price of the Company’s common stock on the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — EQUITY BASED COMPENSATION - CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 3, 2015	1,555	$49.20	2.9	$82,564
Granted	130	105.27
Exercised	(250)	37.26
Forfeited	(18)	43.83
Expired	—	—

Outstanding at July 4, 2015	1,417	$56.52	2.8	$120,766

Exercisable at July 4, 2015	58	$39.33	1.9	$5,902

*Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at January 3, 2015, and July 4, 2015, was $102.28 and $141.74, respectively.

The total intrinsic value of stock-settled stock appreciation rights exercised during the six months ended June 28, 2014, and July 4, 2015, was $14,404 and $21,036, respectively.

The total fair value of equity awards that vested during the six months ended June 28, 2014, and July 4, 2015, was $3,506 and $3,775, respectively.  This total fair value includes equity-based awards issued in the form of stock-settled stock appreciation rights.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2014	2015	2014	2015

Net earnings available to common shareholders	$19,301	$25,416	$35,838	$45,096

Weighted average common shares outstanding - basic	13,768	12,740	13,843	12,694

Dilutive effect of in-the-money equity awards	467	485	472	461

Weighted average common shares outstanding - diluted	14,235	13,225	14,315	13,155

Earnings per common share from net earnings - basic	$1.40	$1.99	$2.59	$3.55

Earnings per common share from net earnings - diluted	$1.36	$1.92	$2.50	$3.43

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
June 28,	July 4,	June 28,	July 4,
2014	2015	2014	2015

383	102	328	113

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

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2014	2015	2014	2015

USANA® Nutritionals	78%	81%	79%	81%
USANA Foods	14%	12%	13%	12%
Sensé — beautiful science®	7%	6%	7%	6%

Selected financial information for the Company is presented for two geographic regions: Americas and Europe, and Asia Pacific, with three sub-regions under Asia Pacific.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific —

•                  Greater China — Hong Kong, Taiwan and China(1)

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  North Asia — Japan and South Korea

•                 Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.

(1)         The Company’s business in China is that of BabyCare, its wholly-owned subsidiary.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2014	2015	2014	2015

Net Sales to External Customers

Asia Pacific
Greater China	$74,091	$112,333	$144,938	$213,619
Southeast Asia Pacific	42,689	46,033	83,137	91,372
North Asia	7,815	10,346	15,106	19,575
Asia Pacific Total	124,595	168,712	243,181	324,566

Americas and Europe	63,661	64,532	127,476	128,056

Consolidated Total	$188,256	$233,244	$370,657	$452,622

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2014	2015	2014	2015

Net sales:
China	$51,223	$94,476	$89,983	$178,286
United States	$35,570	$34,842	$73,183	$71,144
Hong Kong	N/A	N/A	$38,926	N/A

	As of
	January 3,	July 4,
	2015	2015
Long-lived Assets:
China	$81,704	$82,194
United States	$53,322	$58,059

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of July 4, 2015, we had approximately 397,000 active Associates and approximately 91,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific

•                  Greater China — Hong Kong, Taiwan, and China(1)

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, and Thailand

•                  North Asia — Japan and South Korea

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

	Six months ended
	June 28, 2014	July 4, 2015

Product Line
USANA® Nutritionals
Essentials	25%	23%
Optimizers	54%	58%
USANA Foods	13%	12%
Sensé — beautiful science®	7%	6%
All Other	1%	1%

Key Product
USANA® Essentials	16%	15%
Proflavanol®	13%	13%
BiOmega-3™	9%	12%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the six months ended July 4, 2015, net sales outside of the United States represented 84.3% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number or the productivity of our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 91.8% of product sales during the six months ended July 4, 2015.  The remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	June 28, 2014		July 4, 2015		Prior Year	Change

Asia Pacific:
Greater China	125,000	44.1%	216,000	54.4%	91,000	72.8%
Southeast Asia Pacific	67,000	23.7%	79,000	19.9%	12,000	17.9%
North Asia	9,000	3.2%	13,000	3.3%	4,000	44.4%
Asia Pacific Total	201,000	71.0%	308,000	77.6%	107,000	53.2%

Americas and Europe	82,000	29.0%	89,000	22.4%	7,000	8.5%

	283,000	100.0%	397,000	100.0%	114,000	40.3%

	Preferred Customers By Region
	As of		As of		Change from	Percent
	June 28, 2014		July 4, 2015		Prior Year	Change

Asia Pacific:
Greater China	3,000	3.8%	4,000	4.4%	1,000	33.3%
Southeast Asia Pacific	11,000	13.9%	12,000	13.2%	1,000	9.1%
North Asia	5,000	6.4%	9,000	9.9%	4,000	80.0%
Asia Pacific Total	19,000	24.1%	25,000	27.5%	6,000	31.6%

Americas and Europe	60,000	75.9%	66,000	72.5%	6,000	10.0%

	79,000	100.0%	91,000	100.0%	12,000	15.2%

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

•                  Our investment in increasing our brand recognition, which includes our relationship as a Trusted Partner and Sponsor of The Dr. Oz Show, our sponsorship of the U.S. Ski Team, and our partnership with the Women’s Tennis Association; to make it easier for our Associates to talk about USANA with potential customers;

•                  Our development and offering of market-specific incentives and promotions for our Associates to incent sales and customer growth around the world; and

•                  Our continued focus on international expansion as we prepare to commence operations in Indonesia later this year. Indonesia will be USANA’s 20th market and represents a promising growth opportunity for us.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2015 increased 23.9% to $233.2 million, an increase of $45.0 million, compared with the second quarter of 2014.  This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region.  In addition to the general momentum of our business in many of our markets, the utilization of market-specific promotions and incentives has helped generate further growth.  Unfavorable changes in currency exchange rates reduced net sales for the quarter by $9.7 million.

Net earnings for the second quarter of 2015 increased 31.7% to $25.4 million, an increase of $6.1 million, compared with the second quarter of 2014.  The increase in net earnings was driven by higher net sales and improved gross margins.

Quarters Ended June 28, 2014 and July 4, 2015

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)				Change		Currency	excluding
	Quarter Ended				from prior	Percent	impact on	currency
	June 28, 2014		July 4, 2015		year	change	sales	impact

Asia Pacific
Greater China	$74,091	39.4%	$112,333	48.2%	$38,242	51.6%	$281	51.2%
Southeast Asia Pacific	42,689	22.7%	46,033	19.7%	3,344	7.8%	(4,512)	18.4%
North Asia	7,815	4.1%	10,346	4.4%	2,531	32.4%	(814)	42.8%
Asia Pacific Total	124,595	66.2%	168,712	72.3%	44,117	35.4%	(5,045)	39.5%

Americas and Europe	63,661	33.8%	64,532	27.7%	871	1.4%	(4,620)	8.6%

	$188,256	100.0%	$233,244	100.0%	$44,988	23.9%	$(9,665)	29.0%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in China, where local currency net sales increased 83.6% and the number of active Associates increased 98%.  Sales in China benefited from continued momentum following promotions run the past few quarters, and from $5.0 million in revenue that was deferred during the previous quarter in connection with price increases.  Although sales in Greater China were reduced by another year-over-year decline in Hong Kong, which we anticipate will be the case through the remainder of 2015, on a consecutive quarter basis local currency sales in Hong Kong increased 6.5%.

The increase in local currency net sales in Southeast Asia Pacific was driven by growth in the number of active Associates purchasing our products in every market within the region.  Although local currency sales growth was modestly slower in the Philippines compared to what we have seen over the last several quarters, we saw stronger growth in other markets within this region.

The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 50.7% and Associates increased 57.1%.

Americas and Europe:  The increase in local currency net sales in this region was again driven by growth in Canada and Mexico, where local currency net sales increased 22.2% and 20.6%, respectively, Associates increased 12.0% and 20.0%, respectively, and Preferred Customers increased 25.0% and 33.3%, respectively.  Sales in the United Stated declined 2.0%.

Gross Profit

Gross profit increased to 82.8% of net sales for the second quarter of 2015, from 81.5% in the prior year.  This improvement can be attributed to a favorable shift in sales mix by market and by modest product price adjustments that we implemented during the first and second quarters of 2015.  These improvements were partially offset by the negative impact from a strengthening of the US dollar.

Associate Incentives

Associate incentives were 43.7% of net sales for the second quarter of 2015, compared with 43.1% in the second quarter of 2014.  This increase can be attributed to higher spending on contests and promotions, and a higher relative payout under our Matching Bonus program.  These increases were slightly offset by our annual price adjustment.

Selling, General and Administrative Expenses

Selling, general and administrative expense relative to net sales decreased to 22.5% during the second quarter of 2015, compared with 23.0% in the second quarter of 2014.  This decrease can be attributed to higher net sales, partially offset by timing of costs associated with our Asia Pacific Convention, which was held during the second quarter of 2015 and in the first quarter in 2014.

Income Taxes

Our effective income tax rate for the second quarter of 2015 was consistent with the prior year quarter at 34.3%.  Both periods are comparable, receiving tax benefits from the U.S. manufacturing deduction and favorable foreign tax rates.

Diluted Earnings Per Share

Diluted earnings per share increased 41.2% in the second quarter of 2015 when compared with the prior year quarter.  This increase was the result of higher net earnings as discussed above, combined with a 7.1% reduction in diluted shares outstanding.

Six Months Ended June 28, 2014 and July 4, 2015

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)				Change		Currency	excluding
	Six Months Ended				from prior	Percent	impact on	currency
	June 28, 2014		July 4, 2015		year	change	sales	impact

Asia Pacific
Greater China	$144,938	39.1%	$213,619	47.2%	$68,681	47.4%	$(1,765)	48.6%
Southeast Asia Pacific	83,137	22.4%	91,372	20.2%	8,235	9.9%	(7,549)	19.0%
North Asia	15,106	4.1%	19,575	4.3%	4,469	29.6%	(1,224)	37.7%
Asia Pacific Total	243,181	65.6%	324,566	71.7%	81,385	33.5%	(10,538)	37.8%

Americas and Europe	127,476	34.4%	128,056	28.3%	580	0.5%	(8,292)	7.0%
	$370,657	100.0%	$452,622	100.0%	$81,965	22.1%	$(18,830)	27.2%

Asia Pacific:   The increase in net sales in Greater China included a 99.5% increase in local currency net sales in China.  Net sales and Associate growth in China during the first six months of 2015 benefited from: (i) momentum created from a short-term incentive promotions that we offered the past few quarters, (ii) a more favorable operating environment for the Company during the first quarter of 2015 when compared with the previous year, and (iii) higher-than-anticipated incremental sales of approximately $17.0 million that occurred following the announcement of our 2015 price adjustments in this market.  Net sales growth in Greater China was partially offset by a continued year-over-year decline in Hong Kong sales and Associates, which we anticipate to continue through the remainder of 2015.  Notably, however, sales in this market increased on a consecutive quarter basis.

The increase in local currency net sales in Southeast Asia Pacific was driven by double-digit sales growth from every market during the first six months of 2015, with the exception of Singapore.  This increase was the result of growth in the average number of active Associates purchasing our products during the first six months of the year.

The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 48.9%.

Americas and Europe:  The increase in local currency net sales in this region was driven by growth in Canada and Mexico, where local currency net sales increased 18.5% and 20.5%, respectively.  Sales in the United States declined 2.8%.

Gross Profit

Gross profit increased to 82.7% of net sales for the first six months of 2015, from 81.5% in the comparable prior year period.  This improvement can be attributed to a favorable shift in sales mix by market and by modest price adjustments that we implemented during the first half of the year.  These improvements were partially offset by the negative impact from a strengthening of the US dollar.

Associate Incentives

Associate incentives were 44.9% of net sales for the first six months of 2015, compared with 43.2% in the comparable prior year period.  This increase can primarily be attributed to increased spending on contests and promotions, particularly in the first quarter of the year, and also to a higher payout under our Matching Bonus program.  We continue to expect that Associate incentives relative to net sales will range between 44.0% and 44.5% for the remainder of the year.

Selling, General and Administrative Expenses

Selling, general and administrative expense relative to net sales decreased to 22.6% during the first six months of 2015, compared with 23.7% in the comparable prior year period.  This decrease can be primarily attributed to higher net sales.

Income Taxes

Our effective income tax rate for the first six months of 2015 was 34.3%, which was similar to our effective tax rate for the first six months of 2014 at 34.4%.  Both periods benefited from the U.S. manufacturing deduction, however, this benefit has increased slightly over that in 2014.

Diluted Earnings Per Share

Diluted earnings per share increased 37.2% in the first six months of 2015 when compared with the prior year period.  This increase was the result of higher net earnings as discussed above, combined with an 8.1% reduction in diluted shares outstanding.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  The hypothetical repatriation of $12.3 million that relates to earnings considered indefinitely reinvested in certain of our markets at July 4, 2015, would result in a tax liability to the Company of approximately $1.5 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $46.2 million in the first six months of 2015, compared with $31.3 million in the prior year period.  Items positively affecting cash flow from operations on a year-over-year basis include: (i) an increase in accrued incentives and deferred revenue resulting from higher sales, (ii) an increase in net earnings, and (iii) an increase in accounts payable in the current year, compared with a decrease in the prior year, due to timing of invoices and payments.  These improvements were partially offset by an increase in inventory in the current year due to: (i) higher inventory demands in China, where sales have increased significantly and where we are preparing to transition to our new facility, and (ii) clearing inventory into several markets that had been held up from west coast port congestion caused by the dockworker strikes that took place earlier this year.

Cash and cash equivalents increased to $150.9 million at July 4, 2015, from $111.1 million at January 3, 2015.  Of the $150.9 million held at July 4, 2015, $56.2 million was held in the United States and $94.7 million was held by international subsidiaries.  Of the $111.1 million cash and cash equivalents held at January 3, 2015, $37.8 million was held in the United States and $73.3 million was held by international subsidiaries.  Net working capital increased to $132.0 million at July 4, 2015, from $82.2 million at January 3, 2015.

We continue to expect that our new state-of-the-art manufacturing and production facility in China will become operational in early 2016.  Of the anticipated $40 million investment for this project, we have incurred $20.6 million through the end of the second quarter of 2015, $1.9 million of which was incurred during the first six months of 2015.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of July 4, 2015 and January 3, 2015, were $9.0 million and $8.5 million, respectively, and are included as non-current other assets on the balance sheet.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to a credit agreement with the bank, which expires in April 2016.  Bank guarantees are considered a reduction of the overall availability of credit.  As of July 4, 2015, such normal course of business bank guarantees reduced our available borrowing limit by $4.3 million.  We did not otherwise draw on this line of credit at any time during the first six months of 2015, and, as of July 4, 2015, there was no actual outstanding balance on our line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of July 4, 2015, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  We did not repurchase any shares of common stock during the six months ended July 4, 2015.  As of July 4, 2015, the remaining approved repurchase amount under the plan was $61.2 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of our directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014.  In October 2014, we filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice.  On May 6, 2015, the plaintiffs filed an appeal with the Utah Supreme Court.  We believe that the claims in the complaint are without merit and will continue to vigorously defend this suit.  We continue to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

Item 6.   EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

3.2	Bylaws (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)

4.1	Specimen Stock Certificate for Common Stock, no par value (Incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

10.1	Credit Agreement, dated June 16, 2004, by and between Bank of America, N.A. and USANA Health Sciences, Inc. (Incorporated by reference to Report on Form 10-Q for the period ended July 3, 2004)

10.2	Amendment dated May 17, 2006 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended September 30, 2006)

10.3	Amendment dated April 24, 2007 to Credit Agreement dated June 16, 2004 (Incorporated by reference to Report on Form 10-Q for the period ended March 31, 2007)

10.4	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 25, 2006)*

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

10.7	Form of Incentive Stock Option Agreement for employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (Incorporated by reference to Report on Form 8-K, filed April 26, 2006)*

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

10.11	Form of Indemnification Agreement between the Company and its directors (Incorporated by reference to Report on Form 8-K, filed May 24, 2006)*

10.12	Form of Indemnification Agreement between the Company and certain of its officers (Incorporated by reference to Report on Form 8-K, filed May 24, 2006)*

10.13

Share Purchase Agreement, dated as of August 16, 2010, among USANA Health Sciences, Inc., Petlane, Inc., Yaolan Ltd., and BabyCare Holdings Ltd. (Incorporated by Reference to Report on Form 8-K, filed August 16, 2010)

10.14	Amended and Restated Credit Agreement, dated as of April 27, 2011 (Incorporated by reference to Report on Form 8-K, filed April 28, 2011)

10.15

Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (Incorporated by reference to Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011)*

10.16

Separation and Release of Claims Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to Report on Form 8-K/A, filed December 26, 2012)*

10.17

Amendment to Confidentiality, Non-Disclosure and Non-Solicitation Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to Report on Form 8-K/A, filed December 26, 2012)*

10.18	Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to Report on Form 8-K, filed July 23, 2013)

10.19	USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*

10.20

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*

10.21

Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*

10.22

Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*

10.23

Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*

10.24

Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee director under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*

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

USANA HEALTH SCIENCES, INC.

Date: August 12, 2015	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)