Form 10-Q
period 2015-10-03
USANA HEALTH SCIENCES INC
filed 2015-11-12
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2015 was 12,769,551.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 3, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	January 3,	October 3,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$111,126	$174,195
Inventories	45,248	61,580
Prepaid expenses and other current assets	34,553	34,049
Total current assets	190,927	269,824

Property and equipment, net	71,164	78,525

Goodwill	17,941	17,675
Intangible assets, net	40,952	39,506
Deferred tax assets	5,933	8,352
Other assets	23,667	25,046
	$350,584	$438,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,779	$9,498
Other current liabilities	100,926	104,967
Total current liabilities	108,705	114,465

Deferred tax liabilities	10,601	10,030
Other long-term liabilities	1,114	1,044

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 12,633 as of January 3, 2015 and 12,886 as of October 3, 2015	13	13
Additional paid-in capital	61,613	78,152
Retained earnings	166,406	237,111
Accumulated other comprehensive income	2,132	(1,887)
Total stockholders’ equity	230,164	313,389
	$350,584	$438,928

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2014	2015	2014	2015

Net sales	$191,944	$233,292	$562,601	$685,914
Cost of sales	34,585	41,048	103,278	119,501

Gross profit	157,359	192,244	459,323	566,413

Operating expenses:
Associate incentives	82,605	101,521	242,577	304,751
Selling, general and administrative	45,499	52,757	133,282	155,137

Total operating expenses	128,104	154,278	375,859	459,888

Earnings from operations	29,255	37,966	83,464	106,525

Other income (expense):
Interest income	8	367	435	753
Interest expense	(5)	(4)	(11)	(11)
Other, net	(300)	78	(299)	(219)

Other income (expense), net	(297)	441	125	523

Earnings before income taxes	28,958	38,407	83,589	107,048

Income taxes	9,460	12,798	28,253	36,343

Net earnings	$19,498	$25,609	$55,336	$70,705

Earnings per common share
Basic	$1.51	$1.99	$4.09	$5.55
Diluted	$1.47	$1.92	$3.96	$5.35

Weighted average common shares outstanding
Basic	12,873	12,852	13,520	12,747
Diluted	13,263	13,317	13,964	13,209

Comprehensive income:

Net earnings	$19,498	$25,609	$55,336	$70,705

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(198)	(4,990)	(1,058)	(6,374)
Tax benefit (expense) related to foreign currency translation adjustment	57	1,831	447	2,355

Other comprehensive income (loss), net of tax	(141)	(3,159)	(611)	(4,019)

Comprehensive income	$19,357	$22,450	$54,725	$66,686

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 3, 2015

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 3, 2015	12,633	$13	$61,613	$166,406	$2,132	$230,164

Net earnings				70,705		70,705
Other comprehensive income (loss), net of tax					(4,019)	(4,019)
Equity-based compensation expense			6,952			6,952
Common stock issued under equity award plans	253					—
Tax benefit from equity award activity			9,587			9,587

Balance at October 3, 2015	12,886	$13	$78,152	$237,111	$(1,887)	$313,389

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27,	October 3,
	2014	2015

Cash flows from operating activities
Net earnings	$55,336	$70,705
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,685	7,284
(Gain) loss on sale of property and equipment	31	1
Equity-based compensation expense	5,929	6,952
Excess tax benefits from equity-based payment arrangements	(3,996)	(9,739)
Deferred income taxes	(849)	(1,993)
Changes in operating assets and liabilities:
Inventories	4,956	(18,432)
Prepaid expenses and other assets	(524)	(565)
Income tax payable related to tax benefit from equity award activity	3,926	9,587
Accounts payable	(3,249)	1,868
Other liabilities	(850)	8,849

Net cash provided by (used in) operating activities	67,395	74,517

Cash flows from investing activities
Additions to notes receivable	(3,159)	(1,579)
Purchases of investment securities held-to-maturity	(3,871)	—
Maturities of investment securities	12,511	—
Proceeds from sale of property and equipment	10	182
Purchases of property and equipment	(13,266)	(16,468)

Net cash provided by (used in) investing activities	(7,775)	(17,865)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	3,996	9,739
Repurchase of common stock	(122,662)	—
Borrowings on line of credit	10,000	—

Net cash provided by (used in) financing activities	(108,666)	9,739

Effect of exchange rate changes on cash and cash equivalents	(559)	(3,322)

Net increase (decrease) in cash and cash equivalents	(49,605)	63,069

Cash and cash equivalents, beginning of period	137,343	111,126

Cash and cash equivalents, end of period	$87,738	$174,195

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$11	$11
Income taxes	11,716	18,918
Non-cash investing activities:
Credits on notes receivable	600	466
Accrued purchases of property and equipment	—	1,906
Non-cash financing activities:
Unsettled trades for repurchase of common stock	(2,990)	—

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

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

The condensed consolidated balance sheet as of January 3, 2015, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of October 3, 2015 and results of operations for the quarters and nine months ended September 27, 2014 and October 3, 2015.

The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.  The results of operations for the quarter and nine months ended October 3, 2015, may not be indicative of the results that may be expected for the fiscal year 2015 ending January 2, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”.  For entities that do not measure inventory using the last-in, first-out or retail inventory method, ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact ASU 2015-11 will have on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 3, 2015	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$4,833	$4,833	$—	$—

		Fair Value Measurements Using
		Inputs
	October 3, 2015	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$20,462	$20,462	$—	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At January 3, 2015 and October 3, 2015, there were no non-financial assets measured at fair value on a non-recurring basis.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	January 3,	October 3,
	2015	2015

Raw materials	$15,127	$19,722
Work in progress	7,545	8,785
Finished goods	22,576	33,073

	$45,248	$61,580

NOTE D — INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2015. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized.

The Company performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2015.  The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairment was recognized.

Historically, the indefinite-lived intangible assets included the BabyCare direct sales license and BabyCare product formulas.  The Company evaluates the remaining useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  During the third quarter of 2015, a process was initiated in China to approve additional USANA products, which will limit the life of certain of the acquired BabyCare product formulas.  As a result, the product formulas intangible asset was determined to no longer have an indefinite life.  Accordingly, the product formulas intangible asset of $9,208 as of October 3, 2015 will be amortized prospectively on a straight-line basis over its estimated remaining useful life of 8 years.  Upon determining that the product formulas intangible asset no longer has an indefinite life, it was tested for impairment and no impairment was noted.

NOTE E — OTHER ASSETS

Other assets consists primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility under development in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of January 3, 2015, and October 3, 2015 were $8,519 and $8,735, respectively.

This third-party supplier is considered to be a variable interest entity; however, the Company is not the primary beneficiary due to the inability to direct the activities that most significantly affect the third-party supplier’s economic performance. Additionally, the Company does not absorb a majority of the third-party supplier’s expected losses or returns. Consequentially, the financial information of the third-party supplier is not consolidated. The maximum exposure to loss as a

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

(in thousands, except per share data)

(unaudited)

NOTE E — OTHER ASSETS-CONTINUED

result of the Company’s involvement with the third-party supplier is limited to the carrying value of the note receivable due from the third-party supplier.

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational in early 2016.  As part of this project, land use rights totaling $7,378, and $7,208 as of January 3, 2015 and October 3, 2015, respectively, have been purchased and are being amortized over 50 years.

NOTE F — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,575, and $4,279 reduction in the available borrowing limit as of January 3, 2015 and October 3, 2015, respectively, due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

There was no outstanding debt on this line of credit at January 3, 2015 or at October 3, 2015.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE G — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at October 3, 2015 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H — EQUITY BASED COMPENSATION

The Company utilizes a share-based compensation plan, which is more fully described in Note K to the Consolidated Financial Statements in Form 10-K for the year ended January 3, 2015.  The description provided applies to the Company’s 2006 Plan (“2006 Plan”), as well as its recently adopted 2015 Equity Incentive Award Plan (the “2015 Plan”).  The Company adopted the 2015 Plan to replace the 2006 Plan, which is set to expire in April of 2016.  The maximum number of shares of common stock available for issuance under the 2015 Plan is 5,000.  The Company began issuing awards under the 2015 Plan in the third quarter of 2015.

Equity-based compensation expense for the quarters ended September 27, 2014, and October 3, 2015, was $1,858, and $2,564 respectively.  The related tax benefit for these periods was $613, and $857, respectively.  Expense for the nine months ended September 27, 2014 and October 3, 2015, was $5,929 and $6,952, respectively. The related tax benefit for these periods was $1,973 and $2,340 respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of October 3, 2015.  This table does not include an estimate for future grants that may be issued.

2015	$4,223
2016	17,316
2017	16,187
2018	13,423
2019+	8,670
$59,819

The cost above is expected to be recognized over a weighted-average period of 3.6 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards.  The weighted-average fair value of stock-settled stock appreciation rights that were granted during the nine months ended September 27, 2014, and October 3, 2015, was $17.92 and $47.43, respectively.  Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated.

	Nine Months Ended
	September 27,	October 3,
	2014	2015

Expected volatility (1)	40.0%	43.6%
Risk-free interest rate (2)	1.2%	1.3%
Expected life (3)	3.55 yrs.	3.82 yrs.
Expected dividend yield (4)	0.0%	0.0%
Weighted-average exercise price (5)	$58.04	$135.97

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H — EQUITY BASED COMPENSATION - CONTINUED

A summary of the Company’s stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 3, 2015	1,555	$49.20	2.9	$82,564
Granted	1,018	135.97
Exercised	(353)	36.57
Forfeited	(19)	43.83
Expired	—	—

Outstanding at October 3, 2015	2,201	$91.39	3.4	$101,795

Exercisable at October 3, 2015	130	$40.26	1.4	$12,380

*Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at January 3, 2015, and October 3, 2015, was $102.28 and $135.38, respectively.

The total intrinsic value of stock-settled stock appreciation rights exercised during the nine months ended September 27, 2014, and October 3, 2015, was $17,125 and $33,764, respectively.

The total fair value of equity awards that vested during the nine months ended September 27, 2014, and October 3, 2015, was $6,559 and $5,662, respectively.  This total fair value includes equity-based awards issued in the form of stock-settled stock appreciation rights.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2014	2015	2014	2015

Net earnings available to common shareholders	$19,498	$25,609	$55,336	$70,705

Weighted average common shares outstanding - basic	12,873	12,852	13,520	12,747

Dilutive effect of in-the-money equity awards	390	465	444	462

Weighted average common shares outstanding - diluted	13,263	13,317	13,964	13,209

Earnings per common share from net earnings - basic	$1.51	$1.99	$4.09	$5.55

Earnings per common share from net earnings - diluted	$1.47	$1.92	$3.96	$5.35

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
September 27,	October 3,	September 27,	October 3,
2014	2015	2014	2015

414	361	357	196

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

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

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2014	2015	2014	2015

USANA® Nutritionals	78%	80%	79%	81%
USANA Foods	13%	12%	13%	12%
Sensé — beautiful science®	7%	7%	7%	6%

Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe.  Individual markets are categorized into these regions as follows:

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2014	2015	2014	2015

Net Sales to External Customers

Asia Pacific
Greater China	$77,206	$112,323	$222,144	$325,942
Southeast Asia Pacific	44,488	45,936	127,625	137,308
North Asia	8,527	9,920	23,633	29,495
Asia Pacific Total	130,221	168,179	373,402	492,745

Americas and Europe	61,723	65,113	189,199	193,169

Consolidated Total	$191,944	$233,292	$562,601	$685,914

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2014	2015	2014	2015

Net sales:
China	$50,385	$95,147	$140,368	$273,433
United States	$34,389	$37,485	$105,938	$108,629
Hong Kong	N/A	N/A	$57,686	N/A

	As of
	January 3,	October 3,
	2015	2015
Long-lived Assets:
China	$81,704	$85,269
United States	$53,322	$58,328

NOTE K — SUBSEQUENT EVENTS

Subsequent to October 3, 2015, and through November 10, 2015, the Company repurchased and retired 133 shares of common stock for a total investment of $17,588, at an average market price of $131.84 per share.

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of October 3, 2015, we had approximately 405,000 active Associates and approximately 89,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

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

	Nine months ended
	September 27, 2014	October 3, 2015

Product Line
USANA® Nutritionals
Essentials	25%	22%
Optimizers	54%	59%
USANA Foods	13%	12%
Sensé — beautiful science®	7%	6%
All Other	1%	1%

Key Product
USANA® Essentials	16%	14%
Proflavanol®	13%	13%
BiOmega-3™	9%	12%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the nine months ended October 3, 2015, net sales outside of the United States represented 84.2% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number or the productivity of our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 92% of product sales during the nine months ended October 3, 2015; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates By Region
	As of		As of		Change from	Percent
	September 27, 2014		October 3, 2015		Prior Year	Change

Asia Pacific:
Greater China	129,000	44.3%	218,000	53.8%	89,000	69.0%
Southeast Asia Pacific	70,000	24.1%	85,000	21.0%	15,000	21.4%
North Asia	10,000	3.4%	13,000	3.2%	3,000	30.0%
Asia Pacific Total	209,000	71.8%	316,000	78.0%	107,000	51.2%

Americas and Europe	82,000	28.2%	89,000	22.0%	7,000	8.5%

	291,000	100.0%	405,000	100.0%	114,000	39.2%

	Preferred Customers By Region
	As of		As of		Change from	Percent
	September 27, 2014		October 3, 2015		Prior Year	Change

Asia Pacific:
Greater China	3,000	3.9%	4,000	4.5%	1,000	33.3%
Southeast Asia Pacific	11,000	14.3%	13,000	14.6%	2,000	18.2%
North Asia	6,000	7.8%	9,000	10.1%	3,000	50.0%
Asia Pacific Total	20,000	26.0%	26,000	29.2%	6,000	30.0%

Americas and Europe	57,000	74.0%	63,000	70.8%	6,000	10.5%

	77,000	100.0%	89,000	100.0%	12,000	15.6%

Current Focus and Recent Developments

Our primary objective is to increase the number of Associates and Preferred Customers (referred to together as “customers”) who use our products throughout the world.  We have several strategies in place to support this objective, including:

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

•                  Our development and offering of market-specific incentives and promotions for our Associates to incent sales and customer growth around the world; and

•                  Our continued focus on international expansion as we prepare to commence operations in Indonesia during the fourth quarter of 2015. Indonesia will be USANA’s 20th market and we believe it offers a promising growth opportunity for us.

During the quarter, we held our annual International Convention in Salt Lake City, where a record number of our Associates gathered to celebrate their success, engage with management and receive additional training.  At our convention, we also introduced USANA’s new “MySmartTMFoods” line of products, which continues our philosophy and strategy of personalization.  MySmartTMFoods are science-based, healthy nutrition shakes, bars, boosters and flavor optimizers.  The nutrition profile of these products includes: high-quality, complete protein; clean and pure ingredients; low-glycemic impact; a beneficial macronutrient balance; gluten free; non-GMO; no trans fats; and an excellent source of fiber.  We made MySmartTMFoods available to our Associates for a limited time at our convention only, as a pre-launch opportunity to purchase and try the products.  We intend to officially launch MySmartTMFoods during the first half of 2016.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2015 increased 21.5% to $233.3 million, an increase of $41.3 million, compared with the third quarter of 2014.  This increase was driven by higher product sales volume due in great part to strong customer growth in our Asia Pacific region and in many markets within our Americas and Europe region.  Our utilization of market-specific promotions and incentives during 2015 has also helped generate growth across our regions.  Unfavorable changes in currency exchange rates reduced net sales for the quarter by $18.3 million.

Net earnings for the third quarter of 2015 increased 31.3% to $25.6 million, an increase of $6.1 million, compared with the third quarter of 2014.  The increase in net earnings was driven by higher net sales, improved gross margins, and lower relative selling, general and administrative expense.

Quarters Ended September 27, 2014 and October 3, 2015

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)				Change		Currency	excluding
	Quarter Ended				from prior	Percent	impact on	currency
	September 27, 2014		October 3, 2015		year	change	sales	impact

Asia Pacific
Greater China	$77,206	40.2%	$112,323	48.1%	$35,117	45.5%	$(2,638)	48.9%
Southeast Asia Pacific	44,488	23.2%	45,936	19.7%	1,448	3.3%	(7,735)	20.6%
North Asia	8,527	4.4%	9,920	4.3%	1,393	16.3%	(1,444)	33.3%
Asia Pacific Total	130,221	67.8%	168,179	72.1%	37,958	29.1%	(11,817)	38.2%

Americas and Europe	61,723	32.2%	65,113	27.9%	3,390	5.5%	(6,483)	16.0%

	$191,944	100.0%	$233,292	100.0%	$41,348	21.5%	$(18,300)	31.1%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 93.1% and the number of active Associates increased 90.4%.  The increase in local currency net sales in

Southeast Asia Pacific was driven by double-digit growth in the number of active Associates purchasing our products in every market within the region.  The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 40.8%, and both Associates and Preferred Customers increased 50.0%.

Americas and Europe:  The increase in net sales in this region was again driven by growth in Canada and Mexico, where local currency net sales increased 26.1% and 24.0%, respectively.  The number of active Associates in Canada and Mexico increased 12.0% and 20.0%, while the number of Preferred Customers increased 20.0% and 33.3%, respectively.  Sales in the United States increased modestly due to higher current year product sales at our International Convention held during the third quarter, modest price increases, and a modest increase in the number of customers purchasing our products.

Gross Profit

Gross profit increased 40 basis points to 82.4% of net sales for the third quarter of 2015, from 82.0% in the prior year.  This improvement can be attributed to a favorable shift in sales mix by market and by modest product price adjustments that occurred during the first and second quarters of 2015.  These improvements were partially offset by the negative impact from a strengthening of the U.S. dollar and higher scrap costs.

Associate Incentives

Associate incentives were 43.5% of net sales for the third quarter of 2015, compared with 43.0% in the third quarter of 2014.  This increase can be attributed to a higher relative payout under one of our Associate bonus programs and higher spending on contests and promotions.  These increases were slightly offset by our annual price adjustment.

Selling, General and Administrative Expenses

Selling, general and administrative expense relative to net sales decreased to 22.6% during the third quarter of 2015, compared with 23.7% in the third quarter of 2014.  This decrease can be primarily attributed to leverage gained from higher net sales.

Income Taxes

Income taxes were 33.3% of earnings in the third quarter of 2015 compared with 32.7% of earnings in the third quarter of 2014.  This increase was due to a more favorable tax return true-up adjustment recognized in 2014 compared to 2015.

Diluted Earnings Per Share

Diluted earnings per share increased 30.6% in the third quarter of 2015 when compared with the prior year quarter.  This increase was the result of higher net earnings as discussed above.

Nine Months Ended September 27, 2014 and October 3, 2015

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)				Change		Currency	excluding
	Nine Months Ended				from prior	Percent	impact on	currency
	September 27, 2014		October 3, 2015		year	change	sales	impact

Asia Pacific
Greater China	$222,144	39.5%	$325,942	47.5%	$103,798	46.7%	$(4,402)	48.7%
Southeast Asia Pacific	127,625	22.7%	137,308	20.0%	9,683	7.6%	(15,284)	19.6%
North Asia	23,633	4.2%	29,495	4.3%	5,862	24.8%	(2,668)	36.1%
Asia Pacific Total	373,402	66.4%	492,745	71.8%	119,343	32.0%	(22,354)	37.9%

Americas and Europe	189,199	33.6%	193,169	28.2%	3,970	2.1%	(14,774)	9.9%

	$562,601	100.0%	$685,914	100.0%	$123,313	21.9%	$(37,128)	28.5%

Asia Pacific:   The increase in net sales in Greater China included a 97.2% increase in local currency net sales in Mainland China.  Net sales and Associate growth in China during the first nine months of 2015 benefited from: (i) momentum created from a short-term incentive that we offered during the first half of the year, (ii) a more favorable operating environment for the Company during the first quarter of 2015 when compared with the previous year, and (iii) higher-than-anticipated incremental sales of approximately $17.0 million that occurred following the announcement of our 2015 price adjustments in this market.  Net sales growth in Greater China was partially offset by a continued year-over-year decline in Hong Kong sales and Associates, which we anticipate to continue through the remainder of 2015.

The increase in local currency net sales in Southeast Asia Pacific was driven by double-digit local currency sales growth from nearly every market during the first nine months of 2015.  This sales increase was reflective of growth in the number of active Associates and Preferred Customers purchasing our products during the first nine months of the year.

The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 46.0%.

Americas and Europe:  The increase in local currency net sales in this region was primarily driven by growth in Canada and Mexico, where local currency net sales increased 21.0% and 21.6%, respectively.  Sales in this region also benefited from sales growth in our newest markets, Colombia and France.

Gross Profit

Gross profit increased to 82.6% of net sales for the first nine months of 2015, from 81.6% in the comparable prior year period.  This improvement can be attributed to a favorable shift in sales mix by market and by modest price adjustments that we implemented during the first half of the year.  These improvements were partially offset by the negative impact from a strengthening of the U.S. dollar.

Associate Incentives

Associate incentives were 44.4% of net sales for the first nine months of 2015, compared with 43.1% in the comparable prior year period.  This increase can primarily be attributed to increased spending on contests and promotions, and to a higher payout under one of our Associate bonus programs.  We continue to expect that Associate incentives relative to net sales will range between 44.0% and 44.5% for fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expense relative to net sales decreased to 22.6% during the first nine months of 2015, compared with 23.7% in the comparable prior year period.  This decrease can be primarily attributed to leverage gained from higher net sales.

Income Taxes

Our effective income tax rate for the first nine months of 2015 was 34.0%, compared with 33.8% in the prior year.  This increase was due to a slightly more favorable tax return true-up adjustment recognized in 2014 compared to 2015.

Diluted Earnings Per Share

Diluted earnings per share increased 35.1% in the first nine months of 2015 when compared with the prior year period.  This increase was the result of higher net earnings as discussed above, combined with a 5.4% reduction in diluted shares outstanding.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  The hypothetical repatriation of $12.3 million that relates to earnings considered indefinitely reinvested in certain of our markets at October 3, 2015, would result in a tax liability to the Company of approximately $1.5 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $74.5 million in the first nine months of 2015, compared with $67.4 million in the prior year period.  Items positively affecting cash flow from operations on a year-over-year basis include: (i) an increase in net earnings, (ii) an increase in accrued incentives and deferred revenue resulting from higher sales, and (iii) an increase in accounts payable in the current year, compared with a decrease in the prior year, due to timing of invoices and payments.  These improvements were partially offset by an increase in inventory in the current year due to higher inventory demands in China, where sales have increased significantly and where we are preparing to transition to our new manufacturing and production facility.

Cash and cash equivalents increased to $174.2 million at October 3, 2015, from $111.1 million at January 3, 2015.  Of the $174.2 million held at October 3, 2015, $69.5 million was held in the United States and $104.7 million was held by international subsidiaries.  Of the $111.1 million in cash and cash equivalents held at January 3, 2015, $37.8 million was held in the United States and $73.3 million was held by international subsidiaries.  Net working capital increased to $155.4 million at October 3, 2015, from $82.2 million at January 3, 2015.

We continue to expect that our new state-of-the-art manufacturing and production facility in China will become operational in early 2016.  Of the anticipated $40 million investment for this project, we have incurred $22.3 million through the end of the third quarter of 2015, $4.1 million of which was incurred during the first nine months of 2015.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of October 3, 2015 and January 3, 2015, were $8.7 million and $8.5 million, respectively, and are included as non-current other assets on the balance sheet.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to a credit agreement with the bank, which expires in April 2016.  Bank guarantees are considered a reduction of the overall availability of credit.  As of October 3, 2015, such normal course of business bank guarantees reduced our available borrowing limit by $4.3 million.  We did not otherwise draw on this line of credit at any time during the first nine months of 2015, and, as of October 3, 2015, there was no actual outstanding balance on our line of credit.

The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of October 3, 2015, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  We did not repurchase any shares of common stock during the nine months ended October 3, 2015.  Subsequent to October 3, 2015, and through November 10, 2015, we repurchased and retired 133,400 shares of common stock for a total investment of $17.6 million, at an average market price of $131.84 per share.  As of November 10, 2015, the remaining approved repurchase amount under the plan was $43.6 million.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

•      The expansion of our business in China through BabyCare;

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

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.18	Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to Report on Form 8-K, filed July 23, 2013)

10.19	USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 20015)*

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

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: November 12, 2015	/s/ Paul A. Jones
Paul A. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)