Form 10-K
period 2016-01-02
USANA HEALTH SCIENCES INC
filed 2016-03-01
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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

Large accelerated filer [X] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [ ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

          The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2015 was approximately $832,428,673, based on a closing market price of $141.74 per share.

          There were 11,944,164 shares of the registrant's common stock outstanding as of February 26, 2016.

          Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2016 Annual Shareholders Meeting.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended January 2, 2016
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

 PART I

Item 1.    Business

General

        USANA Health Sciences, Inc., a Utah corporation, was founded in 1992 by Myron W. Wentz, Ph.D. We develop and manufacture high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 20 markets worldwide, where we distribute and sell our products by way of direct selling. We have chosen this distribution method as we believe it is the most conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our net sales in fiscal year 2015 were $918.5 million, of which 84.8% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of January 2, 2016, we had 421,000 active Associates and 89,000 active Preferred Customers worldwide.

Current Focus and Recent Developments

        We have implemented the following strategies and initiatives to increase the number of Associates and Preferred Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Personalization:  Over the last few years, we have focused heavily on personalizing and improving our customers' experience with USANA.

    In August 2015, we introduced our new "MySmartTMFoods" line of products, which continues our philosophy and strategy of personalization. MySmartTMFoods are science-based, healthy nutrition shakes, bars, boosters and flavor optimizers. We made MySmartTMFoods available to our Associates for a limited time at our 2015 International Convention only, as a pre-launch opportunity to purchase and try the products. We intend to officially launch MySmartTMFoods during the first half of 2016.

    We will continue to personalize each of our product lines going forward. In this regard, we have new product and technology launches planned for 2016 and 2017, which we believe will create a new foundation of personalization for USANA to build on as we go forward.

    In 2014, we launched an all-new digital marketing suite for our world-wide Associates, which is designed to personalize and simplify conducting a USANA business. This suite provides our Associates with new tools, consisting of a back office hub, personal websites, and advanced communication and marketing tools, all of which enhance our Associates' ability to personalize, manage, promote and build their business in today's demanding e-business environment.

    In 2013, we implemented several strategic changes to our business (referred to throughout this report as the "2013 strategic changes"), which were all aimed at promoting customer loyalty, enjoyment and success with USANA. These changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program (collectively "price discounts"), (ii) a new reward based on the amount of a customer's initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

    We have experienced growth in several business indicators tied to the strategic changes that we implemented in 2013 and continued promoting in 2014 and 2015. These indicators include: active customer counts; world-wide unit volume; percent of sales processed through our Auto Order program; and the number of Associates earning a commission check.

  •
  Market-Specific Strategies:  We have implemented market-specific strategies to facilitate growth and strengthen our business around the world.

    In 2015, we continued our strategy to increase our brand-recognition to make it easier for our Associates to introduce USANA to customers. In this regard, we expanded our relationship with Dr. Mehmet Oz and became a Trusted Partner and Sponsor of The Dr. Oz Show. Under this partnership, USANA products are regularly featured on The Dr. Oz Show. This partnership has helped drive growth in North America and our other regions around the world by increasing awareness and recognition of the USANA brand. Each episode of The Dr. Oz Show that features a USANA product is translated into the predominant language of a particular USANA market and made available to Associates in that market via YouTube and other social media outlets for use in promoting the USANA brand. Additionally, viewers of The Dr. Oz Show are able to purchase USANA products via a direct link on The Dr. Oz Show website. We plan on continuing this partnership in 2016.

    In late 2014, after we passed the anniversary of the 2013 strategic changes, we began offering short-term incentives and promotions for our Associates around the world to generate excitement and additional customer growth. One particular incentive that we offered in late 2014 and early 2015 increased compensation to Associates for sales generated by new Associates and accelerated our sales and customer growth during the fourth quarter of 2014 and the first half of 2015. We plan to continue offering market-specific incentives and promotions going forward to generate excitement in our business.

    In 2013, we implemented a price reduction in several of our mature markets to make our products and business opportunity more equitable around the world. Although these price reductions initially had an impact on our net sales on a year-over-year basis, they have been successful in the past helping grow our active customer counts and net sales in these markets, where growth had been declining or flat for several years. We followed this pricing initiative with a new worldwide policy to prohibit cross-border purchasing by our customers. We believe that it is in the best interest of the Company and of our customers to have customers purchase products that are approved and offered in their home market. While this policy had a short-term negative impact on net sales in 2013, these policies have strengthened our underlying business and have improved our opportunity for growth going forward.

  •
  Product Innovation and Information Technology:  Although we originally planned for significant increases in our investment in product and technology innovation to further our Company vision during 2015, much of this investment was delayed as we carefully acquired the necessary human resources. In 2016, we plan to continue to pursue these investment strategies as well as additional investments in our information technology systems and infrastructure to continue to improve our customers' experience with us and to prepare to become a much larger company. These investments will be reflected as both additional SG&A expense and capital expenditures.

  •
  International Development:  Given the significant opportunity that exists in China, we plan to continue focusing significant time and resources on growing this market. Our efforts in this regard include finalizing our new state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the first half of 2016. We continue to believe that significant growth opportunities exist in new international markets. During the fourth quarter of 2015 we commenced operations in Indonesia. Indonesia is our 20th market and we believe it offers a promising growth opportunity for us.

Products

        The following table summarizes our product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals
Essentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2013—26% 2014—24% 2015—22%	USANA® Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials.

		2013—54% 2014—55% 2015—59%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2013—12% 2014—13% 2015—11%	Nutrimeal Fibergy RESET™ weight-management program and accompanying RESET kit
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

		2013—6% 2014—7% 2015—7%	Daytime Protective Emulsion Night Renewal Perfecting Essence
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2013—2% 2014—1% 2015—1%	Associate Starter Kit Product Brochures

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to increase our focus on personalization and innovation, we will look for innovative product opportunities such as our MyHealthPak™ product, which is a fully customized, supplement regimen that can include any of our Essentials and Optimizers.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
Key Product	2013	2014	2015
USANA® Essentials	17%	16%	14%
Proflavanol®	13%	13%	13%
BiOmega-3™	8%	10%	12%

        Other top-selling products include our HealthPak 100™ and CoQuinone ® 30.

Geographic Presence

        Our products are distributed and sold in 20 markets. We have organized our markets into two geographic regions: (i) Asia Pacific, which includes three sub-regions, and (ii) Americas and Europe, as noted below.

Asia Pacific

        Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia(2)

  •
  North Asia—Japan and South Korea

        Asia Pacific has driven our growth the last several years. Our most recent market expansions in this region include our entry into Indonesia in late 2015, Thailand in 2012 and our entry into China in 2010 through our acquisition of BabyCare. Historically, our growth in this region was led by Hong Kong and the Philippines. Since our acquisition of BabyCare, however, our strategy in Asia Pacific has been centered on generating growth in China. Consequently, our growth in Asia Pacific over the last few years has been led by China, and our results in Hong Kong have declined. Our Hong Kong market has now reached our projected size, in terms of customers and sales, and we anticipate modest organic growth for this market going forward. We also anticipate that China and the Philippines will continue to drive our growth in this region going forward, but expect our business to grow in most of our other markets in this region.

Americas and Europe

        Americas and Europe is our most mature region. Our most recent market expansions in this region include our entry into Colombia in 2013 and France and Belgium in 2012. Americas and Europe has grown modestly over the last several years due to sales and customer growth in Canada in Mexico. Our results in the United States and our newest markets in this region, however, have not paralleled our success in Canada and Mexico. We remain optimistic about our potential to generate growth in the United States and our newest markets and are confident in the growth strategies we have in place. We also anticipate that our growth in Canada and Mexico will continue in 2016.

(1)
Our business in China is that of BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary.

(2)
We commenced operations in Indonesia in the fourth quarter of 2015.

Net Sales by Region

        The following table shows net sales by geographic region for our last three fiscal years. We report net sales in a geographic region if a product shipment originates in that geographic region. Additional financial information relating to our geographic regions can be found in Note K to the Consolidated Financial Statements included in this report.

	2013		2014		2015
	(in thousands)
Asia Pacific
Greater China	$271,812	37.9%	$326,134	41.3%	$441,284	48.0%
Southeast Asia Pacific	155,362	21.6%	177,940	22.5%	183,828	20.0%
North Asia	29,319	4.1%	32,667	4.1%	39,751	4.4%

Asia Pacific Total	456,493	63.6%	536,741	67.9%	664,863	72.4%
Americas and Europe	261,682	36.4%	253,730	32.1%	253,636	27.6%

	$718,175	100.0%	$790,471	100.0%	$918,499	100.0%

Research and Development

        Our research and development efforts are focused on developing and providing high-quality, science-based products that promote long-term health and reduce the risk of chronic degenerative disease. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing USANA brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. In addition, we have an active clinical studies program in place to verify the efficacy of our existing products and our new formulations. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities and also to reformulate our existing products.

        Our in-house research team is working closely with scientists at a number of universities and top research institutes, including the University of Washington, the University of Texas, the University of Colorado Health Sciences Center in Denver, Utah State University, the Linus Pauling Institute at Oregon State University, The Foods for Health Institute at The University of California, Davis, McGill University, in Montreal, Canada, and The Orthopedic Specialty Hospital ("TOSH"), in Salt Lake City, Utah, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2013, 2014, and 2015, we expended $5.1 million, $5.1 million, and $6.4 million, respectively, on product research and development activities. Going forward, we expect to increase our spending and resources for research and development in connection with our personalization and product innovation strategies.

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

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited by the FDA, specifically for dietary supplements, and have been found in full compliance with GMPs for dietary supplements.

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

        At our Salt Lake City facility, we have standard technology for producing batches of personal care items, and we have semi-automatic packaging equipment for packaging end products. We employ qualified staff to develop, implement, and maintain a quality system. Although the FDA has not promulgated GMPs for personal care items, it has issued guidelines for manufacturing personal care products. We voluntarily maintain compliance with the guidance established by the FDA and the Personal Care Products Council.

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 24% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products. In particular, we have entered into a strategic relationship with a third-party manufacturer of our nutrition bars. Under this relationship we have extended credit to this supplier in the form of a secured loan to allow the supplier to acquire the necessary equipment to manufacture our bars. This relationship improves our supply chain stability and creates a mutually beneficial relationship between both parties. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We require products manufactured at these facilities to be shipped to USANA, where a quality inspection and release also takes place.

Quality Control/Assurance

        We have microbiology and analytical chemistry labs in which we conduct quality control processes. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our Salt Lake City laboratory staff also performs chemical assays on vitamin and mineral constituents, using U.S. Pharmacopoeia methods and other internally validated methods. In addition to our quality control and clinical laboratories, our headquarters and China facilities also house a laboratory designated for research and development.

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

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal cost averaging $30 in each of our markets. No other investment is required to become an Associate.

        Once a person becomes an Associate, she or he may purchase products directly from us at wholesale prices for personal use and resale to customers. Our Associates are also entitled to build sales organizations by attracting and enrolling new Associates and establishing a network of product users. Associates are not required to recruit or sponsor new Associates and we do not compensate Associates for sponsoring or recruiting Associates. The sponsoring of new Associates results in the creation of multiple levels within our network marketing structure. Sponsored Associates are referred to as part of the sales organization of the sponsoring Associate. New Associates may also sponsor new Associates, creating additional levels in their network, but also forming a part of the same sales organization as the original sponsoring Associate. As outlined below, Associates who are interested in earning additional income must successfully sell USANA products and establish a business network in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

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

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan. Our China operations also utilize a Preferred Customer program, which is based on USANA's Preferred Customer program in our other markets with modifications that we have made specifically for our China market.

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

Associate Compensation

        As outlined below, our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their sales organizations to sell USANA products to consumers. The purpose behind each form of compensation under our Compensation Plan is to reward Associates for generating product sales either directly or indirectly through their sales organization and network of product consumers. We believe our Compensation Plan is distinctive for its weekly payouts to Associates.

        Associates can earn compensation in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions through generating sales volume points, which are a measure of the product sales of their sales organization. Each of our products has an assigned sales volume point value comprised of a certain percent of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must sell a certain amount of product each month ("Qualifying Sales"). Qualifying Sales may include products that the Associates either use personally or that they resell to consumers. Associates do not earn commissions on these Qualifying Sales. Associates may earn commissions on their sale of products above the Qualifying Sales as well as the sale of products by Associates in their organization and to Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their organization. Commissions are paid only on the sale of products. We pay Associate commissions on a weekly basis. As noted elsewhere in this report, our China operations maintain their own compensation plan, which has been implemented by BabyCare specifically for China.

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

  •
  Contests and Promotions.  We periodically sponsor contests and promotions designed to incentivize Associates to generate sales, grow their sales organization, and increase the number of product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of the promotion objectives.

        We endeavor to integrate our Compensation Plan seamlessly across all markets where legally permissible, allowing Associates to receive commissions for global—not merely local—product sales. This seamless sales organization structure is designed to allow Associates to build a global network by establishing or expanding their sales organization in any of the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend to continue to integrate new markets, where permitted, into our Compensation Plan.

Operating Strengths

        Our principal objective is to improve the overall health and nutrition of individuals and families around the world. We do this through (i) developing and manufacturing high-quality, science-based nutritional and personal care products that promote long-term health, and (ii) providing a rewarding opportunity through network marketing for our Associates who distribute our products. Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; in-house manufacturing capability; science-based products; an attractive Associate Compensation Plan; a scalable business model; and an experienced management team.

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

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we work with outside research organizations to further support various aspects of our research and development efforts. Our in-house research team is working closely with scientists at a number of universities and top research institutes, including those listed under the caption "Research and Development" above, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the micro-biome. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, the University of Sydney in Australia, TOSH, and Utah State University. Our R&D team also works closely with the Medical staff at Sanoviv Medical Institute in Rosarito, Mexico to obtain additional perspectives on the use of supplements in a clinical setting and to get feedback on formulas in development. Additionally, our Scientific Advisory Council, comprised of health care professionals and nutritional science experts worldwide, provides us with valuable insights into product applications and efficacy. It is through our internal research and development efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

        In-house Manufacturing.    We manufacture products that account for approximately 76% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

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

        Attractive Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a highly competitive compensation plan to attract and retain Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is, where permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a sales organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets.

        To support our Associates, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates. For example, we offer a computer-based, interactive presentation tool, called Health and Freedom Solution, which is designed to help our Associates easily explain and share the USANA opportunity, including the benefits of our products and our Compensation Plan.

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

  •
  A stream of recurring revenue from our monthly product subscription program known as "Auto Order," which we utilize in all of our markets (for the year ended January 2, 2016, this program represented 48% of our product sales volume); and

  •
  We can typically expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China however, require more significant local investment.

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

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Customers.    Our customers, and Associates in particular, are central to the growth and success of our business. Accordingly, our primary growth strategy focuses on increasing our overall customer counts throughout the world. We will execute this strategy by applying both world-wide and region-specific initiatives, which include the initiatives set out below. Our management team maintains a close working relationship with our Associate leaders by interacting with them on a regular basis through in-person meetings and phone calls. Further, in addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to Associates. We continue to invest in these events and in the marketing of our business to help Associates improve the productivity of their businesses.

        Personalization.    Our personalization initiative has been a key marketing and operating strategy for us over the last few years and will continue to be a key strategy going forward. This initiative focuses on personalizing and improving our overall business, as well as our customers' experience with USANA. We have already applied personalization to many aspects of our business and have several additional enhancements planned going forward, all of which is further discussed under "Current Focus and Recent Developments" above.

        New Product Introductions.    Our research and development team continually reviews the latest scientific findings related to nutrition, conducts or manages research and clinical trials, reviews new technologies, and attends scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by a significant number of our customers, we will generally pursue development of that product. Our research and development focus has and will continue to be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. As discussed above, we have several significant new product introductions and launches planned for 2016 and 2017, which we believe will create a new foundation for USANA to build on for years to come.

        Successfully Grow each of our Regions through Market Specific Strategies and Incentives.    In light of the strength of our Asia Pacific region and our growing Associate base in Asia, we believe that Greater China continues to be the most significant and imminent growth opportunity for us. Our strategy in this region is focused on generating customer growth in each market, with an emphasis on China. Our wholly-owned subsidiary, BabyCare, is our operating entity in China. BabyCare has been granted licenses to engage in direct selling in the municipalities of Beijing, Jiangsu, Shaanxi and Tianjin and is working to obtain similar licenses in other provinces. We have spent the last few years registering a portfolio of USANA products for sale by BabyCare in China, educating our customers on our product offering and business model in China, and improving our information systems, technology and infrastructure in China. In 2016, we will continue to execute these strategies and finalize our new state-of-the-art manufacturing and production facility, which we anticipate will become operational during the first half of 2016.

        We are also confident in our growth potential in our Southeast Asia Pacific region. While the Philippines and Australia-New Zealand have been key growth markets for us in this region, we generated local currency sales and customer growth in nearly every market in this region in 2015. We have implemented strategies for each market in this region, which are intended to continue our customer growth trend in 2016. Additionally, 2016 will be the first full operational year for Indonesia, our newest market in this region. Indonesia is USANA's 20th market and we believe it offers a promising growth opportunity for us.

        Our Americas and Europe region is also very important to our business and a significant part of our growth strategy. We achieved double-digit local currency sales and Associate growth in Mexico and Canada through market-specific initiatives in 2015, and expect growth in these markets to continue in 2016. We also remain focused on customer growth in the United States. Our objective for this region in 2016 is centered on increasing the overall number of customers who consistently use USANA products. To achieve our objective, we will continue to execute our personalization and brand-awareness strategies and also utilize market-specific promotions and incentives.

        Brand Awareness:    To facilitate customer growth, we plan to continue to promote global awareness of the USANA brand through various strategies, including professional athlete sponsorships and credible associations with individuals and organizations. Examples of this include our sponsorship of the U.S. Ski Team and our partnership with the Women's Tennis Association. We continue to serve as the official health supplement supplier for these teams and organizations and are also increasing our sponsorship of individual athletes who rely on our products and brand. We seek to leverage these relationships to build brand credibility and increase product consumption and loyalty. In addition to our athlete sponsorships, we seek to advertise and collaborate with credible, nationally recognized organizations and individuals to enhance our global brand. We will also continue our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show, as discussed further under "Current Focus and Recent Developments" above. While branding efforts such as this have a global reach, the primary objective of this initiative is to grow sales and customers in the Americas and Europe.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. We commenced operations in Colombia in 2013, and commenced operations in Indonesia during the fourth quarter of 2015. These markets, as well as future markets, are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless sales structure is designed to allow an Associate to build a global network by creating a sales organization across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate future markets into this

Compensation Plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing that market.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc.; and NBTY, Inc. Based on information that is publicly available, 2015 net sales of the aforementioned companies ranged from $2.3 billion to $8.6 billion. There are other manufacturers of competing product lines that have or may launch direct selling enterprises that compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 0.9% in 2013, 0.8% in 2014, and 0.6% in 2015. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Historically, our standard return policy allowed Associates and Preferred Customers to return any unused product from their first purchase within the first 30 days for a 100% refund of the sales price. Thereafter, any returned product that was unused and resalable was refunded up to one year from the date of purchase at 100% of the sales price, less a 10% restocking fee. During 2015 we updated our return policy and eliminated the 10% restocking fee on product returns. Accordingly, Associates and Preferred Customers now receive a 100% refund of the sales price of unused and resalable products that are returned up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. To avoid manipulation of our Compensation Plan, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of an Associate's distributorship.

Major Customers

        Sales are made to independent Associates and Preferred Customers. No single customer accounted for 10% or more of net sales. Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Associate leaders and their sales organizations. Although no single Associate accounted for 10% or more of our net sales, the loss of a key Associate leader or that Associate's sales organization could adversely affect our net sales and our overall operating results.

Compliance by Associates

        We continually monitor and review our Associates' compliance with our policies and procedures as well as the laws and regulations applicable to our business around the world. Part of this review entails an assessment of our Associates' sales activities to ensure that Associates are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates must use marketing and promotional materials provided by USANA. Associates who have achieved a certain leadership level are permitted, however, to produce their own marketing and promotional materials, but only if such materials are approved by USANA prior to use.

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

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success. We continually evaluate changes in the information technology environment to ensure that we are capitalizing on new technologies, keeping pace with regulatory standards, and ensuring that our systems and data are secure. Over the next few years we intend to increase our investment in technology systems and infrastructure as we prepare to become a much larger company.

        Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes which support our global operations 24 hours a day and 365 days a year. Three of our most critical applications include:

  •
  A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, a real-time reporting engine, Company and product information, web-hosting, email, and other tools to help Associates effectively manage their business and sales organizations.

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

        Our web applications are supported by a clustered environment providing high availability. All production systems are fully backed-up and stored off-site so that our business will not suffer significant interruption in the event of a disaster at the locations of our primary servers.

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

        Network Marketing Regulation.    Various laws and regulations in the United States and other countries regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on product sales rather than on investments in the organization or on other criteria that are not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our network marketing plan to regulatory agencies. We have also modified our network marketing plan in the past to comply with the interpretation of the regulations by authorities. Where required by law, we obtain regulatory approval of our network marketing plan, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more countries, our network marketing plan, or the conduct of certain of our Associates, could be found not to be in compliance with applicable laws and regulations. Additionally, we cannot predict the nature of any future law, regulation, or interpretation, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our Associates, to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

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

        The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, most notably on pyramid selling and multi-level compensation. These regulations are also subject to discretionary interpretation and enforcement by various municipal and provincial level officials in China. Our business in China is that of BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare's business model has been developed specifically for China in light of Chinese direct selling laws and regulations.

BabyCare has been granted licenses from the Chinese government to conduct direct selling in four provinces in China and will be required to obtain licenses from municipalities and provinces in China where it does not hold a license. The process for obtaining government approval in China to conduct direct selling continues to evolve, is time-consuming, and expensive. The complexity of the approval process, as well as the government's continued cautious approach to direct selling in China, make it difficult to predict the timeline for obtaining additional approvals. If the process for obtaining approvals is delayed, changed or interpreted differently than currently understood, such events could have a negative impact on BabyCare's growth prospects in China. Ultimately, there can be no assurance that BabyCare will be successful in obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business there.

        Transfer Pricing Regulation.    In the United States and many other countries, we are subject to transfer pricing and other tax regulations that are designed to ensure that appropriate levels of income are reported by our U.S. or international entities and are taxed accordingly. We have adopted transfer prices, which are supported by formal transfer pricing studies for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing studies. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings could be adversely affected. The tax treaties between the United States and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

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

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of February 26, 2016 we had no significant backlog of orders.

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

Employees

        As of February 26, 2016 we had approximately 1,664 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

        We are a network marketing company and are dependent upon an independent sales force of "Associates" to sell our products. If we are unable to attract and retain Associates, our business may be harmed.    We rely on non-employee, independent Associates to market and sell our products and to generate our sales. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Associates, retaining and motivating our existing Associates, and in improving the productivity of our Associates. Associates typically market and sell our products on a part-time basis and likely will engage in other business activities, some of which may compete with us. We rely primarily upon our Associates to attract, train and motivate new Associates. Our ability to continue to attract and retain Associates can be affected by a number of factors, some of which are beyond our control, including:

  •
  General business and economic conditions;

  •
  Adverse publicity or negative misinformation about our industry, us or our products;

  •
  Negative public perceptions about network marketing programs;

  •
  High-visibility investigations or legal proceedings against network marketing companies by federal or state authorities or private citizens;

  •
  Public perceptions about the value and efficacy of nutritional or dietary supplement, products generally;

  •
  Other competing network marketing organizations entering into the marketplace that may recruit our existing Associates or reduce the potential pool of new Associates; and

  •
  Changes to the Compensation Plan required by law or implemented for business reasons that make attracting and retaining Associates more difficult.

        We can provide no assurance that the number of Associates will increase or remain constant or that their productivity will increase. Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. While our total number of active Associates has continued to increase during recent years, a few of our markets, including the United States, have experienced a decline in the number of active Associates. If our strategies and initiatives do not drive growth in our Associate numbers, particularly in the United States, China and other markets, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to sponsor and train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we and our existing Associates do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

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

        Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.    Various laws and regulations in the United States and other countries regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. As a result, regulators and courts have broad discretion in their application, interpretation and enforcement of these laws and regulations, and any of the foregoing can change. We are subject to the risk that, in one or more countries, our network marketing plan, or the conduct of certain of our Associates, could be found not to be in compliance with applicable laws and regulations. Further, we may simply be prohibited from distributing products through a network-marketing channel in some countries, or we may be forced to alter our Compensation Plan.

        We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, or be interpreted or enforced differently, which could require us to change or modify the way we conduct our business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales.

        We are aware of regulatory challenges, investigations and litigation against other network marketing companies in the industry in the United States and other countries where we operate. Any adverse ruling in these investigations could harm our business and industry if the laws and regulations are interpreted in a manner that results in additional burdens or restrictions on network marketing companies. Additionally, we cannot assure you that we will not be subject to challenges by regulators regarding our network marketing plan.

        Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the FDA and the FTC. For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. With respect to FTC matters, if the FTC has reason to believe the law is being violated, it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

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

        Our manufacturing activity is subject to certain risks.    We manufacture approximately 76% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

        We may incur liability with respect to our products.    As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation, although, like any dietary supplement company, we have received reports from individuals who have asserted that they suffered adverse consequences as a result of using our products. The number of reports we have received to date is nominal. These matters historically have been settled to our satisfaction and have not resulted in material payments. We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to such claims in the future or that our insurance coverage will be adequate.

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

        The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, most notably on pyramid selling and multi-level compensation. These regulations are also subject to discretionary interpretation and enforcement by various municipal and provincial level officials in China. We cannot assure you that BabyCare's business model or the activities of its employees, promoters or direct sellers will be deemed by regulatory authorities to be compliant with current or future laws and regulations. In the past, the Chinese government has fined, penalized, and, in some cases, terminated direct selling licenses and shut down companies that it believed were in violation of applicable laws and regulations. As such, there can be no assurance that the Chinese government's interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare's business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

        The direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. Although we have implemented internal policies that are designed to promote our Associates' compliance with these regulations, we cannot guarantee that any of our

Associates living outside of China or any of BabyCare's promoters or Associates in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations and, therefore, might result in regulatory action and adverse publicity, which would harm our business in China.

        BabyCare is required to obtain various licenses and approvals from municipalities and provinces within China to operate its direct selling business model. Currently, BabyCare holds four such licenses and will be required to obtain licenses from municipalities and provinces within China where it does not hold a license. If BabyCare is unable to obtain additional direct selling licenses as quickly as we would like, it would have a negative impact our ability to expand and grow our business. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve, is time-consuming and expensive. The complexity of the approval process, as well as the government's continued cautious approach for direct selling in China, makes it difficult to predict the timeline for obtaining additional approvals. If the current processes for obtaining approvals are delayed for any reason or are changed or are interpreted differently than currently understood, these events could have a negative impact on BabyCare's growth prospects in China. Ultimately, there can be no assurance that BabyCare will be successful in obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

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

        Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.    Our international operations are presently conducted in various foreign countries, and we expect that the number of countries in which we operate could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the U.S. Foreign Corrupt Practices Act (FCPA), and the Bribery Act of 2010 (U.K. Anti-Bribery Act). These risks could restrict our ability to sell products, obtain international customers, or to operate our international business profitably, which would have a negative impact on our overall business and results of operations.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended January 2, 2016 represented 84.8% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. We also from time to time enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations during 2007 and 2008. More recently, in November 2012, we were again the target of false and misleading statements concerning our business practices, particularly in China and Hong Kong. This adverse publicity also had an adverse impact on the market price of our stock and caused insecurity among our Associates.

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

        Shortages of raw materials may temporarily adversely affect our margins or our profitability related to the sale of those products.    In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which had a negative impact on our gross margins for those products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, we have been able to manage this by increasing the price at which we sell our products, therefore, this has historically not resulted in a material effect on our overall cost of goods sold. However, there is no assurance that our raw materials will not be significantly adversely affected in the future, causing our profitability to be reduced.

        Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.    In the past, we have felt the impact of disruptions to the shipping channels used to distribute our products. These disruptions have included increased port congestion, a lack of capacity on the railroads, and a shortage of manpower. Most recently, we experienced the impact of the West Coast port congestion that started late in 2014 due to worker strikes. In response to this congestion, we increased lead-times for shipments to our international markets, which caused an increase in our inventory levels. We also pursued alternative routes of transportation, which increased our shipping costs. Although the west coast ports are now fully functioning, we cannot assure you that we will not experience port congestion in the future. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our net sales.

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

        Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.    We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in "Business—Competition." Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.

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

        Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business.    We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in the companies' Annual Reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Global, Ltd., an entity that is solely owned and controlled by our founder Dr. Wentz, owned 51.4% of our outstanding common stock at January 2, 2016. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz currently serves as Chairman of our Board of Directors and his son, David Wentz, is our Co-Chief Executive Officer. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Additional Manufacturing

        We own a 31,000 square foot manufacturing facility in Tianjin, China, which is currently used to manufacture our Sensé products that are sold in China. The majority of our other China products are manufactured at leased facilities in this market.

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

Item 3.    Legal Proceedings

Rawcliffe on behalf of USANA Health Sciences, Inc. v. Certain Directors and Officers of USANA

        In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of our directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA's behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company's Board of Directors in February 2014. In October 2014, we filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. On May 6, 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded our case to the Utah Court of Appeals, which recently issued a briefing schedule for the parties. We believe that the claims in the complaint are without merit and will continue to vigorously defend this suit. We continue to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

        See also our discussion under Note I to the Condensed Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sales prices for our common stock as reported on the NYSE for the periods indicated:

2014	High	Low
First Quarter	$78.35	$55.01
Second Quarter	$80.77	$66.51
Third Quarter	$80.86	$63.22
Fourth Quarter	$118.84	$71.03

2015	High	Low
First Quarter	$114.99	$96.04
Second Quarter	$145.05	$112.83
Third Quarter	$176.88	$122.54
Fourth Quarter	$140.58	$103.35

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

        On February 26, 2016, the high and low sales prices of our common stock as reported by NYSE were $117.99 and $110.90, respectively.

Shareholders

        As of February 26, 2016, we had approximately 294 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        Purchases made under our ongoing share repurchase program during the quarter ended January 2, 2016 are summarized in the following table:

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
Fiscal October
(Oct. 4, 2015 through Nov. 7, 2015)	56	$129.50	56	$53,981
Fiscal November
(Nov. 8, 2014 through Dec. 5, 2015)	401	$134.55	401	$0
Fiscal December
(Dec. 6, 2015 through Jan. 2, 2016)	0	$0.00	0	$100,000

	457		457

*
The Company's share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company's Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. The Company began the fourth quarter of 2015 with $61,181, remaining under the plan. As announced in a publicly issued press release on December 8, 2015, the Board of Directors authorized $100,000 for share repurchases under the plan. Subsequent to the year ended January 2, 2016 and through February 26, 2016, the Company repurchased and retired 553 shares for a total of $64,610 pursuant to a preset trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended. There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index and to a market-weighted index of four companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2010, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

        Each of the companies included in the Peer Group markets or manufactures products similar to USANA's products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Avon Products, Inc., NuSkin Enterprises, Inc., Herbalife Ltd., and Nature's Sunshine.

 Cumulative Shareholder Return
Dec. 2010 - Dec. 2015

	USNA	S&P 500	Peer Group
Dec 10	$136	$113	$126
Dec 11	$95	$113	$188
Dec 12	$103	$128	$189
Dec 13	$237	$166	$380
Dec 14	$322	$185	$387
Dec 15	$400	$183	$338

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$581,939	$648,726	$718,175	$790,471	$918,499

Income taxes	26,726	31,993	37,557	39,017	47,917
Net earnings	$50,752	$66,433	$79,024	$76,636	$94,672
Earnings per common share:
Basic	$3.30	$4.57	$5.77	$5.80	$7.44
Diluted	$3.26	$4.45	$5.56	$5.60	$7.18
Weighted-average common shares outstanding:
Basic	15,361	14,547	13,695	13,221	12,730
Diluted	15,574	14,923	14,204	13,689	13,177
Percentage of Net Sales Data:
Gross profit	82.5%	82.1%	82.3%	82.2%	82.6%
Associate incentives	45.7%	43.2%	42.9%	44.2%	44.4%
Selling, general and administrative	23.6%	23.8%	23.1%	23.3%	22.8%
Effective tax rate	34.5%	32.5%	32.2%	33.7%	33.6%
Dividends per share	—	—	—	—	—
Cash Flow Related Data:
Net cash provided by (used in):
Operating activities	$70,108	$92,805	$98,893	$105,185	$111,466
Investing activities	(10,609)	(8,278)	(21,589)	(16,266)	(25,124)
Financing activities	(33,372)	(64,542)	(10,165)	(113,015)	(49,157)
Purchase of property and equipment	(10,643)	(8,432)	(8,051)	(20,421)	(23,729)
Repurchase of common stock	(33,459)	(68,294)	(18,085)	(138,819)	(61,181)

	As of
	Dec. 31, 2011	Dec. 29, 2012	Dec. 28, 2013	Jan. 3, 2015	Jan. 2, 2016
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,353	$70,839	$137,343	$111,126	$143,210
Working capital	46,363	61,701	133,174	82,222	112,852
Total assets	244,496	267,355	368,470	350,584	423,237
Other long-term liabilities	942	938	1,211	1,114	1,151
Stockholders' equity	173,910	185,572	260,522	230,164	280,852
Other Data:
Active Associates	222,000	247,000	265,000	349,000	421,000
Active Preferred Customers	64,000	64,000	78,000	81,000	89,000

Total Active Customers	286,000	311,000	343,000	430,000	510,000

(1)
The Company operates on a 52-53 week year, ending on the Saturday that is closest to December 31. Fiscal years 2011 through 2013, and 2015 were 52-week years. Fiscal year 2014 was a 53-week year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of USANA's financial condition and results of operations is presented in ten sections:

  •
  Overview

  •
  Customers

  •
  Current Focus and Recent Developments

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

As of January 2, 2016, we had approximately 421,000 active Associates and approximately 89,000 active Preferred Customers worldwide.

        We have ongoing operations in the following markets, which are grouped and presented as follows:

  •
  Asia Pacific—

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

  •
  North Asia—Japan and South Korea

  •
  Americas and Europe—United States, Canada, Mexico, Colombia(3), the United Kingdom, the Netherlands, France, and Belgium

        Asia Pacific has largely driven our growth the last several years. Our most recent market expansions in this region include our entry into Indonesia in late 2015, Thailand in 2012 and our entry into China in 2010 through our acquisition of BabyCare. Since our acquisition of BabyCare, our strategy in Asia Pacific has been centered on generating growth in China. Consequently, our growth in Asia Pacific over the last few years has been led by China, and our results in Hong Kong, which had previously been our fastest growing market, have declined. Our Hong Kong market has now reached our projected size, in terms of customers and sales, and we anticipate modest organic growth for this market going forward. We also anticipate that China will continue to drive our growth in this region going forward, but expect our business to grow in most of our other markets in this region.

        Americas and Europe is our most mature region. Our most recent market expansions in this region include our entry into Colombia in 2013. Americas and Europe has grown modestly over the last several years due to sales and customer growth in Canada and Mexico. Our results in the United States and our newest markets in this region, however, have not paralleled our success in Canada and Mexico. We believe that we have the appropriate strategies in place to generate growth in the United States and our newest markets and are optimistic about these markets going forward. We also anticipate that our growth in Canada and Mexico will continue in 2016.

        Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2015, net sales outside of the United States represented approximately 84.8% of consolidated net sales.

Customers

        Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, in order to increase net sales, we must either increase the number of, or the productivity of, our Associates and Preferred Customers. Increasing the productivity of our Associates and Preferred Customers has not been our primary focus. Rather, we seek to increase the number of Associates and Preferred Customers who use our products. We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for the majority of our product sales, representing 92% of product sales during 2015. The remainder of our sales comes from Preferred Customers. Increases or decreases

(1)
Our business in China is that of BabyCare, our wholly-owned subsidiary.

(2)
We commenced operations in Indonesia in the fourth quarter of 2015.

(3)
We commenced operations in Colombia in the third quarter of 2013.

in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

        The tables below summarize the number of active customers and year-over-year percentage growth by geographic region as of the dates indicated (quarterly). These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period as of the date indicated.

	Active Associates by Region
	April 4, 2015		July 4, 2015		October 3, 2015		January 2, 2016
Asia Pacific:
Greater China	201,000	82.7%	216,000	72.8%	218,000	69.0%	234,000	34.5%
Southeast Asia Pacific	77,000	20.3%	79,000	17.9%	85,000	21.4%	86,000	8.9%
North Asia	12,000	33.3%	13,000	44.4%	13,000	30.0%	13,000	18.2%

Asia Pacific Total	290,000	58.5%	308,000	53.2%	316,000	51.2%	333,000	26.1%
Americas and Europe	86,000	4.9%	89,000	8.5%	89,000	8.5%	88,000	3.5%

	376,000	41.9%	397,000	40.3%	405,000	39.2%	421,000	20.6%

	Active Preferred Customers by Region
	April 4, 2015		July 4, 2015		October 3, 2015		January 2, 2016
Asia Pacific:
Greater China	4,000	33.3%	4,000	33.3%	4,000	33.3%	4,000	33.3%
Southeast Asia Pacific	12,000	20.0%	12,000	9.1%	13,000	18.2%	13,000	8.3%
North Asia	7,000	75.0%	9,000	80.0%	9,000	50.0%	9,000	50.0%

Asia Pacific Total	23,000	35.3%	25,000	31.6%	26,000	30.0%	26,000	23.8%
Americas and Europe	63,000	3.3%	66,000	10.0%	63,000	10.5%	63,000	5.0%

	86,000	10.3%	91,000	15.2%	89,000	15.6%	89,000	9.9%

Current Focus and Recent Developments

        We have implemented the following strategies and initiatives to increase the number of Associates and Preferred Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Personalization:  Over the last few years, we have focused heavily on personalizing and improving our customers' experience with USANA.

    In August 2015, we introduced our new "MySmartTMFoods" line of products, which continues our philosophy and strategy of personalization. MySmartTMFoods are science-based, healthy nutrition shakes, bars, boosters and flavor optimizers. We made MySmartTMFoods available to our Associates for a limited time at our 2015 International Convention only, as a pre-launch opportunity to purchase and try the products. We intend to officially launch MySmartTMFoods during the first half of 2016.

    We will continue to personalize each of our product lines going forward. In this regard, we have new product and technology launches planned for 2016 and 2017, which we believe will create a new foundation of personalization for USANA to build on as we go forward.

    In 2014, we launched an all-new digital marketing suite for our world-wide Associates, which is designed to personalize and simplify conducting a USANA business. This suite provides our Associates with new tools, consisting of a back office hub, personal websites, and advanced communication and marketing tools, all of which enhance our Associates' ability to personalize, manage, promote and build their business in today's demanding e-business environment.

    In 2013, we implemented several strategic changes to our business (referred to throughout this report as the "2013 strategic changes"), which were all aimed at promoting customer loyalty, enjoyment and success with USANA. These changes included: (i) simplification of our pricing structure, which included an overall 10% price reduction, while maintaining a price discount on products ordered through our monthly Auto Order program (collectively "price discounts"), (ii) a new reward based on the amount of a customer's initial product order to then be credited on their subsequent two Auto Orders, and (iii) increased payout under and simplification of our Compensation Plan.

    We have experienced growth in several business indicators tied to the strategic changes that we implemented in 2013 and continued promoting in 2014 and 2015. These indicators include: active customer counts; world-wide unit volume; percent of sales processed through our Auto Order program; and the number of Associates earning a commission check.

  •
  Market-Specific Strategies:  We have implemented market-specific strategies to facilitate growth and strengthen our business around the world.

    In 2015, we continued our strategy to increase our brand-recognition to make it easier for our Associates to introduce USANA to customers. In this regard, we expanded our relationship with Dr. Mehmet Oz and became a Trusted Partner and Sponsor of The Dr. Oz Show. Under this partnership, USANA products are regularly featured on The Dr. Oz Show. This partnership has helped drive growth in our North America region by (i) increasing awareness and recognition of the USANA brand, and (ii) allowing viewers of The Dr. Oz Show to purchase USANA products via a direct link on The Dr. Oz Show website. We plan on continuing this partnership in 2016.

    In late 2014, after we passed the anniversary of the 2013 strategic changes, we began offering short-term incentives and promotions for our Associates around the world to generate excitement and additional customer growth. One particular incentive that we offered in late 2014 and early 2015 increased compensation to Associates for sales generated by new Associates and accelerated our sales and customer growth during the fourth quarter of 2014 and the first half of 2015. We plan to continue offering market-specific incentives and promotions going forward to generate excitement in our business.

    In 2013, we implemented a price reduction in several of our mature markets to make our products and business opportunity more equitable around the world. Although these price reductions initially impacted our net sales on a year-over-year basis, they have been successful in the past helping grow our active customer counts and net sales in these markets, where growth had been declining or flat for several years. We followed up this pricing initiative with a new worldwide policy to prohibit cross-border purchasing by our customers. We believe that it is in the best interest of the Company and of our customers to have customers purchase products that are approved and offered in their home market. While this policy had a short-term negative impact on net sales in 2013, these policies have strengthened our underlying business and have improved our opportunity for growth going forward.

  •
  Product Innovation and Information Technology:  Although we originally planned for significant increases in our investment in product and technology innovation to further our Company vision during 2015, much of this investment was delayed as we carefully acquired the necessary human resources. In 2016, we plan to continue to pursue these investment strategies as well as additional investments in our information technology systems and infrastructure to continue to improve our customers' experience with us and to prepare to become a much larger company. These investments will be reflected as both additional SG&A expense and capital expenditures.

  •
  International Development:  Given the significant opportunity that exists in China, we plan to continue focusing significant time and resources on growing this market. Our efforts in this regard include finalizing our new state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the first half of 2016. We continue to believe that significant growth opportunities exist in new international markets. During the fourth quarter of 2015 we commenced operations in Indonesia. Indonesia is our 20th market and we believe it offers a promising growth opportunity for us.

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

        Associate incentives expense includes all forms of commissions, and other incentives paid to our Associates. Incentives paid to Associates include bonuses earned, rewards from contests and promotions, and base commissions, which makes up the majority of our Associate incentives expense. Bonuses are paid out to Associates based on certain business-related criteria, total base commission earnings, and leadership level. Contests and promotions are offered as an incentive and reward to our Associates and are typically paid out only after an Associate achieves specific criteria. Base commissions are paid out on the sale of products. Associates earn their commissions based on sales volume points that are generated in their sales organization. Sales volume points are assigned to each commissionable product and comprise a certain percent of the product price. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered to be part of their "Qualifying Sales." To be eligible to earn commissions, an Associate must reach a certain level of Qualifying Sales each month, which may include product that they use personally or that they resell to consumers. Associates do not earn commissions on their Qualifying Sales. Commissions paid to Associates on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

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

        Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate. Most of our raw material purchases from suppliers and our product purchases from third-party manufacturers are transacted in U.S. dollars. Consequently, our net sales and earnings are affected by changes in currency exchange rates. In general, our operating results are affected positively by a weakening U.S. dollar and negatively by a strengthening U.S. dollar. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year net sales at the average exchange rates in effect during the comparable prior year periods.

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2013	2014	2015
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.7%	17.8%	17.4%

Gross profit	82.3%	82.2%	82.6%
Operating expenses:
Associate incentives	42.9%	44.2%	44.4%
Selling, general and administrative	23.1%	23.3%	22.8%

Total operating expenses	66.0%	67.5%	67.2%

Earnings from operations	16.3%	14.7%	15.4%
Other income (expense), net	0.0%	–0.1%	0.1%

Earnings before income taxes	16.3%	14.6%	15.5%
Income taxes	5.2%	4.9%	5.2%

Net earnings	11.1%	9.7%	10.3%

Summary of 2015 Financial Results

        Net sales in 2015 increased 16.2%, or $128.0 million, to $918.5 million, compared with 2014. This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region throughout the year. Our business started the year with strong momentum, which was reflected by local currency sales and customer growth in most of our markets. During the year, we also utilized market-specific promotions and incentives to generate growth across our regions. Unfavorable changes in currency exchange rates reduced net sales for the year by an estimated $53.6 million. Additionally, on a comparative basis, 2014 was a 53-week year and included one additional week of sales, which contributed approximately $16.0 million to net sales for that year.

        Net earnings increased 23.5% to $94.7 million in 2015, when compared with 2014. This increase was driven primarily by higher net sales, improved gross margins and lower relative selling, general and administrative expense.

Fiscal Year 2015 compared to Fiscal Year 2014

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 3, 2015, and January 2, 2016:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2014		2015
Asia Pacific
Greater China	$326,134	41.3%	$441,284	48.0%	$115,150	35.3%	$(8,769)	38.0%
Southeast Asia Pacific	177,940	22.5%	183,828	20.0%	5,888	3.3%	(21,491)	15.4%
North Asia	32,667	4.1%	39,751	4.4%	7,084	21.7%	(3,318)	31.8%

Asia Pacific Total	536,741	67.9%	664,863	72.4%	128,122	23.9%	(33,578)	30.1%
Americas and Europe	253,730	32.1%	253,636	27.6%	(94)	0.0%	(20,053)	7.9%

	$790,471	100.0%	$918,499	100.0%	$128,028	16.2%	$(53,631)	23.0%

        Asia Pacific:    The increase in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased nearly 75% resulting from strong growth in the number of active Associates throughout the year. Net sales and Associate growth in Mainland China during 2015 benefited from: (i) momentum created from a short-term incentive that we offered during the first quarter of the year, (ii) a more favorable operating environment for the Company during the first quarter of 2015 when compared with the previous year, and (iii) higher-than-anticipated incremental sales of approximately $17.0 million that occurred following the announcement of our 2015 price adjustments. Net sales growth in Greater China was partially offset in 2015 by a continued year-over-year decline in Hong Kong sales and Associates, which stabilized during 2015.

        The increase in local currency net sales in Southeast Asia Pacific was driven by double-digit local currency sales growth from nearly every market, which is reflective of growth in the number of active Associates and Preferred Customers purchasing our products.

        The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased just over 39% resulting from double-digit increases in the number of active Associates and Preferred Customers during the year.

        Americas and Europe:    The increase in local currency net sales in this region continues to be driven primarily by growth in Canada and Mexico, where local currency net sales increased 17.5% and 19.4%, respectively. This growth is reflective of growth in the number of active Associates and Preferred Customers purchasing our products.

Gross Profit

        The 40 basis point relative increase in gross profit from 2014 to 2015 can be attributed to a favorable shift in sales mix by market and by modest product price adjustments that occurred during 2015. These improvements were partially offset by the negative impact from the strengthening of the U.S. dollar.

Associate Incentives

        The 20 basis point relative increase in Associate incentives can be attributed to higher relative payout under one of our Associate bonus programs. The increase in Associate incentives expense was partially offset by our annual price adjustment.

Selling, General and Administrative Expenses

        The 50 basis point decrease in selling, general and administrative expense relative to net sales in 2015 was due to leverage gained on increased sales driven by growth in our Asia Pacific region. In absolute terms, our selling, general and administrative expense increased by $24.5 million. This increase was primarily driven by costs associated with supporting higher sales and customer base as well as our investment in brand-recognition initiatives during 2015. In 2016, we plan to make several strategic investments in our business and expect this impact to selling, general and administrative expense to decrease our earnings from operations around 100 to 140 basis points.

Income Taxes

        Our effective income tax rate was 33.6% in 2015, compared with 33.7% in 2014. This change was primarily due to slightly lower 2015 state tax expense compared to 2014 state tax expense as a percentage of income.

Diluted Earnings Per Share

        Diluted earnings per share in 2015 increased 28.2% to $7.18, from $5.60 in the prior year. This increase was due to higher net earnings and a lower number of diluted shares outstanding resulting from share repurchases under our share buyback program during 2015.

Summary of 2014 Financial Results

        Net sales in 2014 increased 10.1%, or $72.3 million, to $790.5 million, compared with 2013. Fiscal 2014 was a 53-week year and included, comparatively, one additional week of sales. We estimate that this extra week contributed approximately $16.0 million to net sales for the year. In addition to the extra week, the increase was driven by higher product sales volumes resulting from Associate and Preferred Customer growth throughout the year, primarily in our Asia Pacific region. The increase in active customers was largely the result of (i) the momentum created from the 2013 strategic changes, which are explained in the business section above, and (ii) a short-term incentive that we announced at our 2014 International Convention in August and offered to our Associates during the fourth quarter of 2014. Net sales in 2014 were also negatively affected by an estimated $14.9 million from unfavorable changes in currency exchange rates, as well as the price discounts that were implemented in late 2013 as part of the strategic changes.

        Net earnings decreased 3.0% to $76.6 million in 2014, when compared with 2013. This decrease was primarily the result of higher relative Associate incentives expense related to the 2013 strategic changes and to the short-term incentive we offered to our Associates during the fourth quarter of 2014.

Fiscal Year 2014 compared to Fiscal Year 2013

        The tables below summarize the number of active customers and year-over-year percentage growth by geographic region as of the dates indicated. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those

Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period as of the date indicated.

	Active Associates by Region
	March 29, 2014		June 28, 2014		September 27, 2014		January 3, 2015
Asia Pacific:
Greater China	110,000	26.4%	125,000	21.4%	129,000	37.2%	174,000	56.8%
Southeast Asia Pacific	64,000	14.3%	67,000	11.7%	70,000	16.7%	79,000	27.4%
North Asia	9,000	12.5%	9,000	0.0%	10,000	11.1%	11,000	10.0%

Asia Pacific Total	183,000	21.2%	201,000	16.9%	209,000	28.2%	264,000	44.3%
Americas and Europe	82,000	5.1%	82,000	0.0%	82,000	0.0%	85,000	3.7%

	265,000	15.7%	283,000	11.4%	291,000	18.8%	349,000	31.7%

	Active Preferred Customers by Region
	March 29, 2014		June 28, 2014		September 27, 2014		January 3, 2015
Asia Pacific:
Greater China	3,000	0.0%	3,000	(25.0)%	3,000	0.0%	3,000	(40.0)%
Southeast Asia Pacific	10,000	42.9%	11,000	57.1%	11,000	37.5%	12,000	20.0%
North Asia	4,000	100.0%	5,000	150.0%	6,000	200.0%	6,000	100.0%

Asia Pacific Total	17,000	41.7%	19,000	46.2%	20,000	53.8%	21,000	16.7%
Americas and Europe	61,000	10.9%	60,000	5.3%	57,000	(1.7)%	60,000	0.0%

	78,000	16.4%	79,000	12.9%	77,000	8.5%	81,000	3.8%

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 28, 2013, and January 3, 2015:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2013		2014
Asia Pacific
Greater China	$271,812	37.9%	$326,134	41.3%	$54,322	20.0%	$(1,737)	20.6%
Southeast Asia Pacific	155,362	21.6%	177,940	22.5%	22,578	14.5%	(7,292)	19.2%
North Asia	29,319	4.1%	32,667	4.1%	3,348	11.4%	597	9.4%

Asia Pacific Total	456,493	63.6%	536,741	67.9%	80,248	17.6%	(8,432)	19.4%
Americas and Europe	261,682	36.4%	253,730	32.1%	(7,952)	(3.0)%	(6,476)	(0.6)%

	$718,175	100.0%	$790,471	100.0%	$72,296	10.1%	$(14,908)	12.1%

        Asia Pacific:    The increase in net sales in this region was driven by double-digit growth in the number of active Associates throughout the year.

        The increase in net sales in Greater China included a 103.2% increase in Mainland China resulting from strong growth in the number of active Associates in this market. This growth was partially offset by a continued decline in Hong Kong.

        The increase in Southeast Asia Pacific was driven by sales growth from every market despite a $7.3 million reduction from changes in currency exchange rates. The strongest growth in this region came from the Philippines, where net sales increased 31.1%. Sales in Australia and New Zealand increased 5.9% despite a $3.0 million reduction from changes in currency exchange rates.

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

Associate Incentives

        The 130 basis point increase in Associate incentives as a percent of net sales was due to the short-term incentive that we offered to our Associates during the fourth quarter of 2014, and to the 2013 strategic changes. The increase in Associate incentives expense was partially offset by annual price changes.

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

	Quarter Ended
	Mar. 29, 2014	Jun. 28, 2014	Sept. 27, 2014	Jan. 3, 2015	Apr 4, 2015	Jul. 4, 2015	Oct. 3, 2015	Jan. 2, 2016
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$182,401	$188,256	$191,944	$227,870	$219,378	$233,244	$233,292	$232,585
Cost of sales	33,828	34,865	34,585	37,516	38,364	40,089	41,048	40,181

Gross profit	148,573	153,391	157,359	190,354	181,014	193,155	192,244	192,404
Operating expenses:
Associate incentives	78,874	81,098	82,605	106,467	101,353	101,877	101,521	103,409
Selling, general and administrative	44,577	43,206	45,499	51,249	49,875	52,505	52,757	53,858

Total operating expenses	123,451	124,304	128,104	157,716	151,228	154,382	154,278	157,267

Earnings from operations	25,122	29,087	29,255	32,638	29,786	38,773	37,966	35,137
Other income (expense), net	125	297	(297)	(574)	168	(86)	441	404

Earnings from operations before income taxes	25,247	29,384	28,958	32,064	29,954	38,687	38,407	35,541
Income taxes	8,710	10,083	9,460	10,764	10,274	13,271	12,798	11,574

Net earnings	$16,537	$19,301	$19,498	$21,300	$19,680	$25,416	$25,609	$23,967

Earnings per common share*:
Basic	$1.19	$1.40	$1.51	$1.72	$1.56	$1.99	$1.99	$1.89
Diluted	$1.15	$1.36	$1.47	$1.65	$1.50	$1.92	$1.92	$1.83
Weighted-average shares outstanding:
Basic	13,919	13,768	12,873	12,390	12,648	12,740	12,852	12,680
Diluted	14,395	14,235	13,263	12,920	13,085	13,225	13,317	13,082
Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.5	18.5	18.0	16.5	17.5	17.2	17.6	17.3

Gross profit	81.5	81.5	82.0	83.5	82.5	82.8	82.4	82.7
Operating expenses:
Associate incentives	43.2	43.1	43.0	46.7	46.2	43.7	43.5	44.5
Selling, general and administrative	24.4	23.0	23.7	22.5	22.7	22.5	22.6	23.2

Total operating expenses	67.6	66.1	66.7	69.2	68.9	66.2	66.1	67.7

Earnings from operations	13.9	15.4	15.3	14.3	13.6	16.6	16.3	15.0
Other income (expense), net	0.1	0.2	(0.2)	(0.3)	0.1	(0.0)	0.2	0.2

Earnings from operations before income taxes	14.0	15.6	15.1	14.0	13.7	16.6	16.5	15.2
Income taxes	4.8	5.4	4.9	4.7	4.7	5.7	5.5	5.0

Net earnings	9.2%	10.2%	10.2%	9.3%	9.0%	10.9%	11.0%	10.2%

*
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts does not necessarily equal the total for the year.

        We may experience variations in the results of operations from quarter to quarter as a result of factors that include, but are not limited to the following:

  •
  The number of Associates and Preferred Customers who join our business, purchase and sell our products, and stay with our business;

  •
  The opening of new markets;

  •
  The timing of Company-sponsored events, contests, and promotions;

  •
  Fluctuations in currency exchange rates;

  •
  New product introductions;

  •
  The timing of holidays, which may reduce the amount of time that our Associates spend selling products or introducing USANA to potential Associates or Preferred Customers;

  •
  The negative impact of changes in or interpretations of regulations that may limit or restrict our network marketing model or the sale of certain products in some countries;

  •
  The adverse effect of a failure by us or an Associate (or allegations of such failure) to comply with applicable governmental regulations;

  •
  The integration and operation of new information technology systems;

  •
  The inability to introduce new products or the introduction of new products by competitors;

  •
  Entry into one or more of our markets by competitors;

  •
  Availability of raw materials;

  •
  General conditions in the nutritional supplement, personal care, and healthy food industries or the network marketing industry; and

  •
  Consumer perceptions of our products and business.

        Because our products are consumed by consumers or applied to their bodies, we are highly dependent upon consumers' perception of the safety, quality, and efficacy of our products and nutritional supplements in general. As a result, substantial negative publicity, whether founded or unfounded, concerning one or more of our products or of other products that are similar to our products could adversely affect our business, financial condition, or results of operations.

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. In Mainland China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange ("SAFE") results in transfer and remittance of our profits and dividends from Mainland China to the

United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from Mainland China may be limited in the future. Notwithstanding the foregoing, if we were to repatriate the $18.2 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at January 2, 2016, there would be a tax liability to the Company of approximately $3.1 million.

        We have historically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $111.5 million in 2015, compared with $105.2 million in 2014. Items positively affecting cash flow from operations on a year-over-year basis include: (i) an increase in net earnings (ii) timing of vendor invoices and payments (iii) increase in deferred revenue. These items were partially offset by a high level of cash used to increase inventory in 2015 to build up inventory in support of a facility transition in China, and the launch of a new market.

        We generated strong cash flow from operating activities in 2015, cash and cash equivalents increased to $143.2 million at January 2, 2016, from $111.1 million at January 3, 2015. This increase in cash and cash equivalents was primarily due to increased sales and lower share repurchases. Of the $143.2 million cash and cash equivalents held at January 2, 2016, $16.2 million was held in the United States and $127.0 million was held by international subsidiaries. Of the $111.1 million held at January 3, 2015, $37.8 million was held in the United States and $73.3 million was held by international subsidiaries. Net working capital increased to $112.9 million at January 2, 2016, from $82.2 million at January 3, 2015.

        We are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the first half of 2016. This facility has been designed to accommodate 10-20 years of growth in China. We anticipate that this project will require a total investment of approximately $40 million, of which $25.5 million was incurred through 2015. Leases on our existing manufacturing and production facilities in China will be terminated during 2016 following completion of our new facility, and most manufacturing and production activities in China will be transferred to our new facility. In the near term, we will continue to utilize our Tianjin manufacturing facility for our personal care products in China. With our investments in China and expected capital expenditures to support initiatives discussed under "Current Focus and Recent Developments," our total anticipated capital expenditures in 2016 are expected to be between $35 million and $40 million.

        We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars. Notes receivable from this supplier as of January 2, 2016, were $8.3 million and are included as non-current other assets on the balance sheet.

  Line of credit

        We have a long-standing relationship with Bank of America. We currently maintain a $75 million credit facility pursuant to an Amended and Restated Credit Agreement ("Credit Agreement") with the bank, which expires in April 2016. On February 19, 2016 we entered into a Second Amendment ("Amendment") to our Credit Agreement, which among other things, extends the term of the Credit Agreement to April 27, 2021. The Amendment also increases the amount we may borrow under the Credit Agreement from $75 million to up to $125 million through October 31, 2016. On November 1, 2016 the amount we may borrow under the Credit Agreement will revert to $75 million for the term of the agreement. The Amendment also increases our consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") covenant from $60.0 million to equal to or greater than $100 million.

        Bank guarantees are considered a reduction of the overall availability of credit. As of January 2, 2016, such normal course of business bank guarantees reduced our available borrowing limit by $4.6 million. During 2015, there were no borrowings on this line of credit. As of February 26, 2016, however, we had a balance of $63.0 million on this line of credit.

        The agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") equal to or greater than $60.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. As of January 2, 2016, we were in compliance with these covenants. Management is not aware of any issues currently impacting Bank of America's ability to honor their commitment to extend credit under this facility.

  Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. The objective of this plan is to return value to our shareholders. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. During the fourth quarter of 2015, our Board of Directors authorized $100 million for repurchase under this plan. In 2015, we repurchased and retired 457,000 shares of common stock for $61.2 million, at a weighted average market price of $133.94 per share. At January 2, 2016, the remaining approved repurchase amount under the plan was $100 million. Subsequent to the year ended January 2, 2016 and through February, 26, 2016 the Company repurchased and retired 553 shares for $64,610 pursuant to a preset trading plan meeting the requirements of a Rule 10b5-1 under the Securities Exchange act of 1934 as amended. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our contractual obligations and commitments as of January 2, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$29,967	$10,552	$15,744	$3,671	$—
Other Commitments	40,565	32,439	6,996	1,130	—
Line of Credit	840	207	292	292	49

Total Contractual Obligations	$71,372	$43,198	$23,032	$5,093	$49

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

        The "Line of Credit" has a maturity date of April 2016. On February 19, 2016 we entered into an Amendment to our Credit Agreement, which among other things, extends the term of the Credit Agreement to April 2021. During 2015, there were no borrowings on this line of credit. As of February 26, 2016, however, we had a balance of $63.0 million on this line of credit. Fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize this line of credit prior to its maturity, we will be required to pay it in full at maturity.

        As previously discussed, we are building a state-of-the-art manufacturing and production facility in China, which we anticipate will become operational during the first half of 2016. We anticipate that this project will require a total investment of approximately $40 million, of which $25.5 million was incurred as of January 2, 2016. Of the estimated $10 million - $15 million remaining, approximately $5.6 million is currently under contract and has been included in "Other Commitments" in the table above.

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

  Revenue Recognition.

  •
  Revenue is recognized at the estimated point of delivery of the merchandise, at which point the risks and rewards of ownership have passed to the customer. Revenue is recognized when the following four criteria are met: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. It is not practical for us to track the actual delivery date of each shipment as we ship a high volume of orders through several carriers. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of a period. Our estimates on delivery date largely relate to orders fulfilled in North America and Australia and are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the delivery destination; and (iii) actual transit time experience, which shows that delivery date is typically one to five business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The estimated total of shipments that are not delivered at the end of a period is not material nor would a change in the average shipping transit times (1 to 2 days) have a material impact on our consolidated financial statements. Additionally, we require cash or credit card payment prior to shipping and do not extend credit to customers.

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

        Impairment of Long-Lived Assets, Goodwill, and Indefinite-Lived Intangible Assets.    Long-lived assets, including property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of the assets may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured; changes in competition and competitive practices; uncertainties associated with the world economies; and changes in governmental regulations or actions. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset group's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

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

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2013, 2014, and 2015, no impairment of indefinite-lived intangible assets was recorded.

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

        Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Additional information regarding income taxes is available in Note D to the Consolidated Financial Statements herein.

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

        Equity-Based Compensation.    We record compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience. We use the Black-Scholes option pricing model to estimate the fair value of our equity awards, which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For more information regarding the assumptions and estimates used in calculating this equity-based compensation expense, see Note J to the Consolidated Financial Statements herein.

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

        Foreign Currency Risks.    Net sales outside the United States represented 78.1%, 81.8%, and 84.8% of our net sales in 2013, 2014, and 2015, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the United States and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

        Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. Additionally, we may enter into short-term foreign currency credit arrangements in our international markets, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. We also from time to time enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of January 2, 2016 for the quarterly periods indicated:

	2014				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.10	1.09	1.09	1.14	1.24	1.23	1.31	1.34
Australian Dollar	1.11	1.07	1.08	1.17	1.28	1.29	1.39	1.39
New Zealand Dollar	1.20	1.16	1.19	1.28	1.33	1.38	1.54	1.50
Hong Kong Dollar	7.76	7.75	7.75	7.76	7.76	7.75	7.75	7.75
Japanese Yen	102.8	102.1	103.9	114.4	119.2	121.7	121.9	121.5
New Taiwan Dollar	30.32	30.15	30.05	30.86	31.51	30.83	32.13	32.66
Korean Won	1,069.4	1,028.7	1,025.7	1,090.4	1,104.2	1,100.2	1,173.7	1,158.5
Singapore Dollar	1.27	1.25	1.25	1.30	1.36	1.34	1.40	1.41
Mexican Peso	13.23	12.99	13.12	13.88	14.97	15.36	16.51	16.79
Chinese Yuan	6.10	6.23	6.16	6.15	6.24	6.20	6.32	6.40
Malaysian Ringitt	3.30	3.23	3.19	3.36	3.63	3.66	4.09	4.28
Philippine Peso	44.84	44.12	43.80	44.78	44.44	44.71	46.22	46.95
Thailand Baht	32.63	32.46	32.10	32.72	32.62	33.36	35.40	35.83
Euro	0.73	0.73	0.75	0.80	0.89	0.90	0.90	0.92
Colombian Peso	2,006.0	1,912.9	1,908.4	2,169.8	2,483.7	2,504.0	2,970.6	3,072.5
Indonesia Rupiah	*	*	*	*	*	*	*	13,743.19

*
USANA operations had not commenced during the period indicated.

        Interest Rate Risks.    As of January 2, 2016, we had no outstanding debt, and therefore, we had no direct exposure to interest rate risk. On February 26, 2016, we had an outstanding balance of $63.0 million on our line of credit, with a weighted-average interest rate of 1.3%. This interest rate is computed at the bank's Prime Rate, or LIBOR, adjusted by features specified in our Credit Agreement, with fixed rate term options up to six months. The annual impact on after-tax expense of a 100-basis-point increase in the interest rate on the above balance would not materially affect our earnings. If, however, we are unable to meet the covenants in our Credit Agreement, we would be required to renegotiate the term of the credit under the Credit Agreement, including the interest rate. There can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

        As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 2, 2016.

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

        Our management, including our Principal Executive Officer and our Principal Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2016. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of January 2, 2016, the Company's internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of January 2, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2016, that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited USANA Health Sciences, Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). USANA Health Sciences, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, USANA Health Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 2, 2016, and our report dated March 1, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 1, 2016

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form:

1.
Financial Statements

  2.
  Financial Statement Schedules.

        For the years ended December 28, 2013, January 3, 2015, and January 2, 2016

        Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
3.2	Bylaws (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)
4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)
10.1	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006)*
10.2
Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.3
Form of Stock Option Agreement for award of non-statutory stock options to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.4
Form of Incentive Stock Option Agreement for award of incentive stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.5
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.6
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.7
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to Current Report on Form 8-K, filed April 26, 2006)*
10.8	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Current Report on Form 8-K, filed May 24, 2006)*
10.9	Form of Indemnification Agreement between the Company and certain of its officers (Incorporated by reference to Report on Form 8-K, filed May 24, 2006)*
10.10
Share Purchase Agreement, dated as of August 16, 2010, among USANA Health Sciences, Inc., Petlane, Inc., Yaolan Ltd., and BabyCare Holdings Ltd. (Incorporated by Reference to Report on Form 8-K, filed August 16, 2010)
10.11	Amended and Restated Credit Agreement, dated as of April 27, 2011 (Incorporated by reference to Report on Form 8-K, filed April 28, 2011)
10.12
Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011)*

Exhibit Number	Description
10.13	Separation and Release of Claims Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to Report on Form 8-K/A, filed December 26, 2012)*
10.14
Amendment to Confidentiality, Non-Disclosure and Non-Solicitation Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to Report on Form 8-K/A, filed December 26, 2012)*
10.15	Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to Report on Form 8-K, filed July 23, 2013)
10.16	USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)
10.17
Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*
10.18
Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*
10.19
Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)*
10.20
Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)
10.21
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee director under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Report on Form 8-K, filed July 31, 2015)
10.22	Second Amendment to the Amended and Restated Credit Agreement and Amendment to loan documents (incorporated by reference to Report on Form 8-K, filed February 23, 2016)
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet web site at www.usanahealthsciences.com)
21	Subsidiaries of the Registrant, as of February 26, 2016 (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

Exhibit Number	Description
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ DAVID A. WENTZ David A. Wentz Principal Executive Officer

Date: March 1, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 1, 2016
/s/ DAVID A. WENTZ David A. Wentz	Co-Chief Executive Officer (Principal Executive Officer)	March 1, 2016
/s/ RONALD S. POELMAN Ronald S. Poelman	Director	March 1, 2016
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 1, 2016
/s/ JERRY G. MCCLAIN Jerry G. McClain	Director	March 1, 2016
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 1, 2016
/s/ PAUL A. JONES Paul A. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2016

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 2, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USANA Health Sciences, Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 1, 2016

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of January 3, 2015	As of January 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$111,126	$143,210
Inventories	45,248	66,119
Prepaid expenses and other current assets	34,553	34,935

Total current assets	190,927	244,264
Property and equipment, net	71,164	87,982
Goodwill	17,941	17,432
Intangible assets, net	40,952	38,269
Deferred tax assets	5,933	9,844
Other assets	23,667	25,446

	$350,584	$423,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,779	$10,043
Other current liabilities	100,926	121,369

Total current liabilities	108,705	131,412
Deferred tax liabilities	10,601	9,822
Other long-term liabilities	1,114	1,151
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 12,633 as of January 3, 2015 and 12,488 as of January 2, 2016	13	13
Additional paid-in capital	61,613	69,740
Retained earnings	166,406	214,875
Accumulated other comprehensive income	2,132	(3,776)

Total stockholders' equity	230,164	280,852

	$350,584	$423,237

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	2013	2014	2015
Net sales	$718,175	$790,471	$918,499
Cost of sales	127,435	140,794	159,682

Gross profit	590,740	649,677	758,817
Operating expenses:
Associate incentives	307,820	349,044	408,160
Selling, general and administrative	166,208	184,531	208,995

Total operating expenses	474,028	533,575	617,155

Earnings from operations	116,712	116,102	141,662
Other income (expense):
Interest income	464	500	1,116
Interest expense	(1)	(129)	(15)
Other, net	(594)	(820)	(174)

Other income (expense), net	(131)	(449)	927

Earnings before income taxes	116,581	115,653	142,589
Income taxes	37,557	39,017	47,917

Net earnings	$79,024	$76,636	$94,672

Earnings per common share
Basic	$5.77	$5.80	$7.44
Diluted	$5.56	$5.60	$7.18
Weighted average common shares outstanding
Basic	13,695	13,221	12,730
Diluted	14,204	13,689	13,177
Comprehensive income:
Net earnings	$79,024	$76,636	$94,672
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,458)	(4,492)	(9,283)
Tax benefit (expense) related to foreign currency translation adjustment	316	830	3,375

Other comprehensive income (loss), net of tax	(1,142)	(3,662)	(5,908)

Comprehensive income	$77,882	$72,974	$88,764

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 28, 2013; January 3, 2015; and January 2, 2016

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at December 29, 2012	13,821	$14	$43,822	$134,800	$6,936	$185,572
Net earnings				79,024		79,024
Other comprehensive income (loss), net of tax					(1,142)	(1,142)
Equity-based compensation expense			7,624			7,624
Common stock repurchased and retired	(414)		(4,284)	(13,801)		(18,085)
Common stock issued under equity award plans	479		454			454
Tax benefit from equity award activity			7,075			7,075

Balance at December 28, 2013	13,886	14	54,691	200,023	5,794	260,522
Net earnings				76,636		76,636
Other comprehensive income (loss), net of tax					(3,662)	(3,662)
Equity-based compensation expense			9,805			9,805
Common stock repurchased and retired	(1,927)	(2)	(28,564)	(110,253)		(138,819)
Common stock issued under equity award plans	674	1	10,969			10,970
Tax benefit from equity award activity			14,712			14,712

Balance at January 3, 2015	12,633	13	61,613	166,406	2,132	230,164
Net earnings				94,672		94,672
Other comprehensive income (loss), net of tax					(5,908)	(5,908)
Equity-based compensation expense			11,081			11,081
Common stock repurchased and retired	(457)		(14,978)	(46,203)		(61,181)
Common stock issued under equity award plans	312					—
Tax benefit from equity award activity			12,024			12,024

Balance at January 2, 2016	12,488	$13	$69,740	$214,875	$(3,776)	$280,852

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2013	2014	2015
Cash flows from operating activities
Net earnings	$79,024	$76,636	$94,672
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	9,044	8,810	9,978
(Gain) loss on sale of property and equipment	(16)	46	3
Equity-based compensation expense	7,624	9,805	11,081
Excess tax benefits from equity-based payment arrangements	(7,466)	(14,834)	(12,024)
Deferred income taxes	814	(1,039)	(2,572)
Changes in operating assets and liabilities:
Inventories	(11,783)	1,102	(23,071)
Prepaid expenses and other assets	(8,465)	(3,789)	(2,047)
Income tax payable related to tax benefit from equity award activity	7,075	14,712	12,024
Accounts payable	2,790	(1,337)	2,481
Other liabilities	20,252	15,073	20,941

Net cash provided by (used in) operating activities	98,893	105,185	111,466
Cash flows from investing activities
Additions to notes receivable	(4,942)	(4,495)	(1,580)
Purchases of investment securities held-to-maturity	(8,643)	(3,871)	—
Maturities of investment securities	—	12,511	—
Proceeds from sale of property and equipment	47	10	185
Purchases of property and equipment	(8,051)	(20,421)	(23,729)

Net cash provided by (used in) investing activities	(21,589)	(16,266)	(25,124)
Cash flows from financing activities
Proceeds from equity awards exercised	454	10,970	—
Excess tax benefits from equity-based payment arrangements	7,466	14,834	12,024
Repurchase of common stock	(18,085)	(138,819)	(61,181)
Borrowings on line of credit	—	30,000	—
Payments on line of credit	—	(30,000)	—

Net cash provided by (used in) financing activities	(10,165)	(113,015)	(49,157)
Effect of exchange rate changes on cash and cash equivalents	(635)	(2,121)	(5,101)

Net increase (decrease) in cash and cash equivalents	66,504	(26,217)	32,084
Cash and cash equivalents, beginning of period	70,839	137,343	111,126

Cash and cash equivalents, end of period	$137,343	$111,126	$143,210

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1	$136	$15
Income taxes	26,952	26,955	35,782
Non-cash investing activities:
Credits on notes receivable	198	720	966
Accrued purchases of property and equipment	—	1,805	6,863

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "USANA") in two geographic regions: Asia Pacific, and Americas and Europe. Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan, and South Korea. Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.

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

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2013 and 2015, were 52-week years. Fiscal year 2014 was a 53-week year. Fiscal year 2013 covered the period December 30, 2012 to December 28, 2013 (hereinafter 2013). Fiscal year 2014 covered the period December 29, 2013 to January 3, 2015 (hereinafter 2014). Fiscal year 2015 covered the period January 4, 2015 to January 2, 2016 (hereinafter 2015).

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

        As of January 3, 2015 and January 2, 2016, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 3, 2015
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$4,833	$4,833	$—	$—

		Fair Value Measurements Using
		Inputs
	January 2, 2016
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$14,460	$14,460	$—	$—

        There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2014 and 2015.

        The majority of the Company's non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. For the years ended 2013, 2014, and 2015, there were no non-financial assets measured at fair value on a non-recurring basis.

Fair value of financial instruments

        At January 3, 2015 and January 2, 2016, the Company's financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.

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

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of January 3, 2015 and January 2, 2016 consisted primarily of money market fund investments, and amounts receivable from credit card processors.

        Amounts receivable from credit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of January 3, 2015 and January 2, 2016 totaled $6,209 and $12,516, respectively.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,222 as of January 3, 2015, and $3,080 as of January 2, 2016. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration for Industry & Commerce of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in the "Other assets" line item in the Company's consolidated balance sheets.

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

Notes receivable

        Notes receivable consists primarily of a secured loan to a third-party supplier of the Company's nutrition bars and are included in the "Other assets" line item in the Company's consolidated balance

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sheets. The Company has extended non-revolving credit to this supplier to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars. This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties. Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value. Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA's nutrition bars. Manufacturing credits applied during 2014 and 2015 were $720 and $966, respectively. There is no prepayment penalty. Notes receivable from this supplier as of January 3, 2015, and January 2, 2016, were $8,519, and $8,339, respectively.

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

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed. The first step involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. During 2013, 2014, and 2015, no impairment of goodwill was recorded.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets

        Intangible assets represent long-lived and indefinite-lived intangible assets acquired in connection with the purchase of the Company's China subsidiary in 2010. Long-lived intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Long-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset group's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2013, 2014, and 2015, no impairment of indefinite-lived intangible assets was recorded.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $125 and aggregate claims that are greater than 100% of projected claims. A liability is accrued for all unpaid claims. Total expense under this self insurance program was $5,281, $7,019 and $7,287 in 2013, 2014 and 2015, respectively.

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $454, and $10,970 in cash proceeds from the exercise of equity awards in 2013 and 2014, respectively. There were no cash proceeds from the exercise of equity awards in 2015. The Company also realizes an income tax benefit from the exercise of certain equity awards.

        Upon exercise, the related deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases the additional paid-in capital pool ("APIC Pool"). If the APIC Pool is reduced to zero,

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

additional shortfalls are treated as a current tax expense. The total tax benefit recorded in additional paid-in capital was $7,075, $14,712, and $12,024, in 2013, 2014, and 2015, respectively.

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of January 2, 2016, $100,000 was available to repurchase shares under this plan. The Company expended $18,085, $138,819, and $61,181 to repurchase and retire shares during 2013, 2014, and 2015, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Deferred revenue is recognized at the estimated point of delivery of the merchandise. On the occasion that will-call orders are not picked up by customers, we periodically assess the likelihood that customers will exercise their contractual right to pick up orders and recognize revenue when the likelihood is estimated to be remote. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. Sales discounts earned under USANA's initial order reward program are considered part of a multiple element revenue arrangement and accordingly are deferred when the first order is placed and recognized as customers place their subsequent two Auto Orders. A provision for product returns and allowances is recorded and is based on historical experience. Additionally, the Company collects an annual account renewal fee from Associates that is deferred upon receipt and is recognized as income on a straight-line basis over the subsequent twelve-month period.

        Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis in the consolidated statements of comprehensive income (excluded from net sales).

Product return policy

        All first-time product orders that are returned within the first 30 days following purchase are refunded at 100% of the sales price. After the first order, all other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. Product returns totaled approximately 0.9% of net sales in 2013, 0.8% of net sales in 2014, and 0.6% of net sales in 2015.

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

Equity-based compensation

        The Company records compensation expense in the financial statements for equity-based awards based on the grant date fair value and an estimate of forfeitures derived from historical experience. Equity-based compensation expense is recognized under the straight-line method over the period that service is provided, which is generally the vesting term. Further information regarding equity awards can be found in Note J—Equity-Based Compensation.

Advertising

        Advertising costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Advertising expense totaled $3,650 in 2013, $4,942 in 2014 and $13,766 in 2015.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $5,083 in 2013, $5,128 in 2014 and $6,420 in 2015.

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

        In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This standard modifies existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the impact ASU 2015-02 will have on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement". This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact ASU 2015-05 will have on its consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". For entities that do not measure inventory using the last-in, first-out or retail inventory method, ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact ASU 2015-11 will have on its consolidated financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in fiscal years beginning after December 15, 2016. Early adoption is permitted at the beginning of an interim or annual period and requires either a prospective or retrospective approach to adoption. The Company is currently evaluating the impact ASU 2015-17 will have on its consolidated financial statements.

NOTE B—INVENTORIES

        Inventories consist of the following:

	January 3, 2015	January 2, 2016
Raw materials	$15,127	$22,529
Work in progress	7,545	8,701
Finished goods	22,576	34,889

	$45,248	$66,119

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	January 3, 2015	January 2, 2016
Prepaid insurance	$1,507	$1,727
Other prepaid expenses	3,094	3,862
Federal income taxes receivable	7,370	7,080
Miscellaneous receivables, net	3,656	4,704
Deferred commissions	3,618	3,305
Deferred tax assets	9,683	9,674
Other current assets	5,625	4,583

	$34,553	$34,935

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2013	2014	2015
Current
Federal	$26,233	$22,362	$17,492
State	94	1,056	464
Foreign	9,626	16,265	32,198

Total Current	35,953	39,683	50,154
Deferred
Federal	5,507	(1,096)	(5,220)
State	(5)	(43)	(155)
Foreign	(3,898)	473	3,138

Total Deferred	1,604	(666)	(2,237)

	$37,557	$39,017	$47,917

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2013, 2014, and 2015, is as follows:

	Year ended
	2013	2014	2015
Federal income taxes at statutory rate	$40,803	$40,479	$49,906
State income taxes, net of federal tax benefit	102	653	670
Qualified production activities deduction	(1,700)	(887)	(952)
Foreign rate differential	(890)	(603)	(461)
U.S. research credit	(206)	(293)	(425)
All other, net	(552)	(332)	(821)

	$37,557	$39,017	$47,917

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

        The significant categories of deferred taxes are as follows:

	January 3, 2015	January 2, 2016
Deferred tax assets
Inventory	$3,024	$3,341
Accruals not currently deductible	4,427	5,892
Equity-based compensation expense	2,822	4,476
Intangible assets	10,107	9,283
Net operating losses	526	110
Accumulated other comprehensive income	—	988
Other	4,543	3,428

Gross deferred tax assets	25,449	27,518
Valuation allowance	(526)	(607)

Net deferred tax assets	24,923	26,911

Deferred tax liabilities
Depreciation/amortization	(6,171)	(6,137)
Accumulated other comprehensive income	(1,994)	—
Prepaid expenses	(1,431)	(1,566)
Intangible assets	(10,107)	(9,283)
Other	(5,473)	(4,663)

Gross deferred tax liabilities	(25,176)	(21,649)

Net deferred taxes	$(253)	$5,262

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	January 3, 2015	January 2, 2016
Net current deferred tax assets	$9,683	$9,674
Net noncurrent deferred tax assets	5,933	9,844
Net current deferred tax liabilities	(5,268)	(4,434)
Net noncurrent deferred tax liabilities	(10,601)	(9,822)

Net deferred taxes	$(253)	$5,262

        At January 2, 2016, the Company had foreign operating loss carry forwards of approximately $384. If these operating losses are not used, a portion of them will begin to expire in 2017. A valuation allowance of $110 has been placed on these foreign operating loss carry forwards. The valuation allowance is determined using a more likely than not realization criteria and is based upon all available positive and negative evidence, including future reversals of temporary differences. A future increase or decrease in the current valuation allowance is not expected to impact the income tax provision due to the Company's ability to fully utilize foreign tax credits associated with taxable income in these jurisdictions.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

        The Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations that arose during 2015 and in prior years as the Company considers these earnings to be indefinitely reinvested. As of January 2, 2016, the undistributed earnings of these subsidiaries was $18,163. The repatriation of these earnings would result in a tax liability to the Company of approximately $3,071.

        The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of January 3, 2015 and January 2, 2016, the Company had no significant unrecognized tax benefits.

        From time to time, the Company is subject to federal, state, and foreign tax authority income tax examinations. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2012 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is on-going.

NOTE E—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 3, 2015	January 2, 2016
Buildings	39.5	$38,920	$38,242
Laboratory and production equipment	5 - 7	24,864	27,027
Sound and video library	5	600	600
Computer equipment and software	3 - 5	30,842	34,497
Furniture and fixtures	3 - 5	5,354	5,214
Automobiles	3 - 5	327	385
Leasehold improvements	3 - 5	10,857	11,591
Land improvements	15	2,068	2,052

		113,832	119,608
Less accumulated depreciation and amortization		64,372	71,030

		49,460	48,578
Land		6,843	6,360
Deposits and projects in process		14,861	33,043

		$71,164	$87,982

        Depreciation of property and equipment for the years ended 2013, 2014, and 2015 was $8,152, $8,414, and $9,034, respectively.

NOTE F—INTANGIBLE ASSETS

        The Company performed its annual goodwill impairment test during the third quarter of 2015. The Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—INTANGIBLE ASSETS (Continued)

result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized in 2015.

        The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2015. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairments of indefinite-lived intangible assets were recognized in 2015.

        The changes in the carrying amount of goodwill are as follows:

	January 3, 2015	January 2, 2016
Balance at beginning of year:
Gross goodwill	$18,243	$17,941
Accumulated impairment losses	—	—

Net goodwill as of beginning of year	18,243	17,941
Goodwill acquired during the year	—	—
Impairment loss	—	—
Currency translation adjustment	(302)	(509)

Balance as of end of year
Gross goodwill	17,941	17,432
Accumulated impairment losses	—	—

Net goodwill as of end of year	$17,941	$17,432

        Historically, the indefinite-lived intangible assets included the BabyCare direct sales license and BabyCare product formulas. The Company evaluates the remaining useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. During the third quarter of 2015, a process was initiated in China to approve additional USANA products, which will limit the life of certain of the acquired BabyCare product formulas. As a result, the product formulas intangible asset was determined to no longer have an indefinite life. Accordingly, the Company began amortization of the product formulas intangible asset on a straight-line basis over its estimated remaining useful life of 8 years. Upon determining that

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—INTANGIBLE ASSETS (Continued)

the product formulas intangible asset no longer has an indefinite life, it was tested for impairment and no impairment was noted.

	As of January 3, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,274	$(1,898)	$2,376	10
Indefinite-lived intangible assets
Product formulas	9,425		9,425
Direct sales license	29,151		29,151

	38,576		38,576

	$42,850		$40,952

	As of January 2, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,086	$(2,205)	$1,881	10
Product formulas	9,010	(489)	8,521	8
Indefinite-lived intangible assets
Direct sales license	27,867		27,867

	$40,963		$38,269

Estimated Amortization Expense:
2016	1,535
2017	1,535
2018	1,535
2019	1,535
2020	1,378
Thereafter	2,884

	$10,402

        Aggregate amortization of intangible assets for the years ended 2013, 2014, and 2015 was $897, $431, and $900, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	January 3, 2015	January 2, 2016
Associate incentives	$34,297	$38,852
Accrued employee compensation	18,360	24,489
Income taxes	4,110	5,561
Sales taxes	9,643	10,109
Deferred tax liabilities	5,268	4,434
Associate promotions	1,982	2,712
Deferred revenue	15,717	17,637
Provision for returns and allowances	718	521
Accrued purchases of property and equipment	1,805	6,863
All other	9,026	10,191

	$100,926	$121,369

NOTE H—LINE OF CREDIT

        The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,575, and $4,153 reduction in the available borrowing limit as of January 3, 2015 and January 2, 2016, respectively, due to existing normal course of business guarantees in certain markets. The Credit Agreement contains restrictive covenants based on adjusted EBITDA and a debt coverage ratio.

        There was no outstanding balance on this line of credit at January 3, 2015 or at January 2, 2016. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2016 unless the line of credit is replaced or terms are renegotiated.

NOTE I—COMMITMENTS AND CONTINGENCIES

1.     Operating leases

        With the exception of the Company's Salt Lake City headquarters, Australian facility, Beijing, China and Tianjin, China facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—COMMITMENTS AND CONTINGENCIES (Continued)

during 2020. The Company utilizes equipment under non-cancelable operating leases, expiring through 2019. The minimum commitments under operating leases at January 2, 2016 are as follows:

Year ending
2016	$10,552
2017	9,263
2018	6,481
2019	2,684
2020	987
Thereafter	—

$29,967

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense for the years ended 2013, 2014, and 2015 was approximately $9,254, $11,129, and $10,503, respectively.

        The Company has other unconditional purchase obligations relating to capital projects and advertising agreements of $14,758 that will be paid in the next year.

2.     Contingencies

        The Company is involved in various lawsuits, claims, and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at January 2, 2016 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

        In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of our directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA's behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company's Board of Directors in February 2014. In October 2014, The Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded The Company's case to the Utah Court of Appeals, which recently issued a briefing schedule for the parties. The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit. The Company continues to believe, based on information currently available, that the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—COMMITMENTS AND CONTINGENCIES (Continued)

final outcome of this suit will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

3.     Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States for the years ended 2013, 2014, and 2015 were $1,149, $1,324, and $1,458, respectively.

NOTE J—EQUITY-BASED COMPENSATION

        Equity-based compensation expense for fiscal years 2013, 2014, and 2015 was $7,624, $9,805, and $11,081 respectively. The related tax benefit for these periods was $2,575, $3,308, and $3,766, respectively.

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of January 2, 2016. This table does not include an estimate for future grants that may be issued.

2016	$17,856
2017	16,744
2018	14,024
2019	8,889
2020+	943

$58,456

The cost above is expected to be recognized over a weighted-average period of 3.4 years.

        Following Company shareholder approval in May of 2015, the Company adopted its 2015 Equity Incentive Award Plan (the "2015 Plan") to replace its 2006 Equity Incentive Award Plan (the "2006 Plan"), which is set to expire in April of 2016. Similar to the 2006 Plan, the 2015 Plan allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards to the Company's officers, key employees, and non-employee directors. Since its inception 10,000 shares had been authorized under the 2006 Plan. As of January 2, 2016, a total of 6,920 awards had been granted under the 2006 Plan, of which 6,798 were stock-settled stock appreciation rights, 8 were stock options, and 114 were deferred stock units. Also, as of January 2, 2016, a total of 1,166 awards had been forfeited and added back to the number of shares available for issuance under the 2006 Plan. No further awards will be issued under the 2006 Plan. Under the 2015 Plan, 5,000 shares have been authorized. As of January 2, 2016, a total of 1,005 awards

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

had been issued under the 2015 Plan, all of which have been in the form of stock-settled stock appreciation rights. Of the 1,005 awards issued under the 2015 Plan, 50 awards have been forfeited and added back to the number of shares available for issuance under the 2015 Plan.

        General terms of awards issued under the 2015 Plan are similar in nature to those issued under the 2006 Plan. The Company's Compensation Committee utilizes two types of vesting methods when granting awards to officers and key employees based upon the nature of the grant. Awards granted to officers and key employees upon hire or promotion to such a position will generally vest 20% each year on the anniversary of the grant date and expire five and one-half years from the date of grant. Awards granted as a supplement to existing equity awards held by officers and key employees vest each year beginning on the first grant date anniversary following the final vesting of previous grants. The expiration of these supplemental awards is generally within 12 months following the last vest date of such award. Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. The expiration of these awards is generally within 12 months following the last vest date of the previous award. Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates. Beginning in 2015, new grants of stock-settled stock appreciation rights became subject to a mandatory post-vesting holding requirement of 10% of the shares derived upon exercise for the sooner of five years following the exercise or at such time the grantee no longer qualifies as a participant under the Plan. As a result of this requirement, the Company has included an illiquidity discount in the fair value calculation of these awards.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards. The weighted-average fair value, net of illiquidity discount, of stock-settled stock appreciation rights that were granted in 2013, 2014, and 2015 was $17.59, $18.91, and $46.99, respectively.

        Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year ended
	2013	2014	2015
Expected volatility(1)	41.9%	40.2%	44.0%
Risk-free interest rate(2)	0.7%	1.2%	1.3%
Expected life(3)	3.9 yrs.	3.6 yrs.	3.8 yrs.
Expected dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average exercise price(5)	$53.83	$60.61	$135.41

(1)
The Company utilizes historical volatility of the trading price of its common stock.

(2)
Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

(3)
Depending upon the terms of the award, one of two methods will be used to calculate expected life:

(i) a weighted-average that includes historical settlement data of the Company's equity awards and a hypothetical holding period, or (ii) the simplified method.

(4)
The Company historically has not paid and currently has no plan to pay dividends.

(5)
Exercise price is the closing price of the Company's common stock on the date of grant.

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 3, 2015	1,555	$49.20	2.9	$82,564
Granted	1,135	135.41
Exercised	(442)	37.93
Forfeited	(73)	102.12
Expired	—	—

Outstanding at January 2, 2016	2,175	$94.68	3.3	$83,475

Exercisable at January 2, 2016	121	$45.26	1.8	$9,998

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at January 3, 2015, and January 2, 2016, was $102.28 and $127.75, respectively.

        The total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $32,837 in 2013, $51,795 in 2014, and $41,548 in 2015. The Company currently has no deferred stock units that are nonvested.

        The total fair value of equity awards that vested during fiscal years 2013, 2014, and 2015 was $8,096, $7,568, and $7,184, respectively. This total fair value includes equity-based awards issued in the form of stock-settled stock appreciation rights.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION

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

	Year Ended
	2013	2014	2015
USANA® Nutritionals	80%	79%	81%
USANA Foods	11%	13%	11%
Sensé—beautiful science®	6%	7%	7%

        Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe. Individual markets are categorized into these regions as follows:

  •
  Asia Pacific—

  •
  Greater China—Hong Kong, Taiwan and China(1)

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

  •
  North Asia—Japan and South Korea

  •
  Americas and Europe—United States, Canada, Mexico, Colombia(3), the United Kingdom, France, Belgium, and the Netherlands.

(1)
The Company's business in China is that of BabyCare, its wholly-owned subsidiary.

(2)
The Company commenced operations in Indonesia in the fourth quarter of 2015.

(3)
The Company commenced operations in Colombia at the beginning of the third quarter of 2013.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region is listed below:

	Year Ended
	2013	2014	2015
Net Sales to External Customers
Asia Pacific
Greater China	$271,812	$326,134	$441,284
Southeast Asia Pacific	155,362	177,940	183,828
North Asia	29,319	32,667	39,751

Asia Pacific Total	456,493	536,741	664,863
Americas and Europe	261,682	253,730	253,636

Consolidated Total	$718,175	$790,471	$918,499

	January 3, 2015	January 2, 2016
Long-lived Assets
Asia Pacific
Greater China	$83,471	$94,792
Southeast Asia Pacific	14,175	13,463
North Asia	1,621	1,938

Asia Pacific Total	99,267	110,193
Americas and Europe	54,457	58,936

Consolidated Total	$153,724	$169,129

Total Assets
Asia Pacific
Greater China	$154,153	$231,018
Southeast Asia Pacific	38,404	40,038
North Asia	5,622	6,695

Asia Pacific Total	198,179	277,751
Americas and Europe	152,405	145,486

Consolidated Total	$350,584	$423,237

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION (Continued)

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2013	2014	2015
Net sales:
China	$106,710	$216,842	$371,737
United States	$157,543	$143,669	$141,758
Hong Kong	$132,285	N/A	N/A
Long-lived Assets:
China		$81,704	$92,835
United States		$53,322	$57,797

NOTE L—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2014 and 2015.

2014	First	Second	Third	Fourth
Net sales	$182,401	$188,256	$191,944	$227,870
Gross profit	$148,573	$153,391	$157,359	$190,354
Net earnings	$16,537	$19,301	$19,498	$21,300
Earnings per share:
Basic	$1.19	$1.40	$1.51	$1.75
Diluted	$1.15	$1.36	$1.47	$1.65

2015	First	Second	Third	Fourth
Net sales	$219,378	$233,244	$233,292	$232,585
Gross profit	$181,014	$193,155	$192,244	$192,404
Net earnings	$19,680	$25,416	$25,609	$23,967
Earnings per share:
Basic	$1.56	$1.99	$1.99	$1.89
Diluted	$1.50	$1.92	$1.92	$1.83

NOTE M—EARNINGS PER SHARE

        Basic earnings per share are based on the weighted-average number of shares outstanding for each period. Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic earnings per share based on the time they were outstanding in any period. Diluted earnings per common share are based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares. Shares that are included in the diluted earnings per share calculations

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—EARNINGS PER SHARE (Continued)

under the treasury stock method include equity awards that are in-the-money but have not yet been exercised.

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Year Ended
	2013	2014	2015
Net earnings available to common shareholders	$79,024	$76,636	$94,672

Weighted average common shares outstanding—basic	13,695	13,221	12,730
Dilutive effect of in-the-money equity awards	509	468	447

Weighted average common shares outstanding—diluted	14,204	13,689	13,177

Earnings per common share from net earnings—basic	$5.77	$5.80	$7.44

Earnings per common share from net earnings—diluted	$5.56	$5.60	$7.18

        Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2013	2014	2015
344	287	393

        During the years ended 2013, 2014, and 2015, the Company repurchased and retired 414 shares for $18,085, 1,927 shares for $138,819, and 457 shares for $61,181, respectively, under the Company's share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

NOTE N—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of January 2, 2016, Gull Global, Ltd. owned 51.39% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz's private entity, Sanoviv S.A. de C.V. ("Sanoviv"), contracts with Medicis, S.C. ("Medicis"), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Medicis and Medicis carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Medicis medical and

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—RELATED-PARTY TRANSACTIONS (Continued)

healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

        Medicis performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Medicis provides physicians and other medical staff to speak at USANA Associate events. Finally, Medicis performs health assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Medicis $381 in 2013, $239 in 2014, and $383 in 2015. The Company's agreements with Medicis were approved by the Audit Committee in advance of the Company's entry into the agreements. USANA's collaboration with Medicis is terminable at will by USANA at any time, without any continuing commitment by USANA.

NOTE O—SUBSEQUENT EVENTS

        Subsequent to January 2, 2016, and through February 26, 2016, the Company repurchased and retired 553 shares of common stock for $64,610, at an average market price of $116.82 per share.

        On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement"), which among other things, extends the term of the Credit Agreement to April 27, 2021. The Credit Agreement also increases the amount the Company may borrow under the credit facility from $75,000 to up to $125,000, through October 31, 2016. On November 1, 2016, the amount the Company may borrow under the Credit Agreement will revert to $75,000 for the term of the agreement. The only other modification to Credit Agreement was an increase in the Company's consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000.

        Subsequent to January 2, 2016, the Company made draws on its line of credit, and on February 26, 2016, the Company had an outstanding balance of $63,000 on this line of credit, with a weighted average rate of 1.27%. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
December 28, 2013
Allowance for sales returns	717	44	—	170	591
Allowance for doubtful accounts	1,808	98	—	26	1,880
Valuation allowance—deferred tax assets	1,598	—	—	1,068	530
January 3, 2015
Allowance for sales returns	591	194	—	67	718
Allowance for doubtful accounts	1,880	26	—	118	1,788
Valuation allowance—deferred tax assets	530	—	—	4	526
January 2, 2016
Allowance for sales returns	718	49	—	246	521
Allowance for doubtful accounts	1,788	162	—	14	1,936
Valuation allowance—deferred tax assets	526	81	—	—	607