Form 10-Q
period 2016-04-02
USANA HEALTH SCIENCES INC
filed 2016-05-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 11,971,998.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	January 2,	April 2,
	2016	2016

ASSETS
Current assets
Cash and cash equivalents	$143,210	$150,501
Inventories	66,119	67,554
Prepaid expenses and other current assets	34,935	25,349
Total current assets	244,264	243,404

Property and equipment, net	87,982	94,606

Goodwill	17,432	17,460
Intangible assets, net	38,269	37,984
Deferred tax assets	9,844	13,812
Other assets	25,446	24,461
	$423,237	$431,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,043	$7,992
Other current liabilities	121,369	104,758
Total current liabilities	131,412	112,750

Line of credit - long term	—	66,000
Deferred tax liabilities	9,822	6,874
Other long-term liabilities	1,151	1,189

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 12,488 as of January 2, 2016 and 11,956 as of April 2, 2016	13	12
Additional paid-in capital	69,740	59,584
Retained earnings	214,875	187,663
Accumulated other comprehensive income	(3,776)	(2,345)
Total stockholders’ equity	280,852	244,914
	$423,237	$431,727

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 4,	April 2,
	2015	2016

Net sales	$219,378	$240,449
Cost of sales	38,364	42,920

Gross profit	181,014	197,529

Operating expenses:
Associate incentives	101,353	107,394
Selling, general and administrative	49,875	56,631

Total operating expenses	151,228	164,025

Earnings from operations	29,786	33,504

Other income (expense):
Interest income	154	438
Interest expense	—	(202)
Other, net	14	(732)

Other income (expense), net	168	(496)

Earnings before income taxes	29,954	33,008

Income taxes	10,274	10,709

Net earnings	$19,680	$22,299

Earnings per common share
Basic	$1.56	$1.84
Diluted	$1.50	$1.77

Weighted average common shares outstanding
Basic	12,648	12,102
Diluted	13,085	12,591

Comprehensive income:

Net earnings	$19,680	$22,299

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	563	2,131
Tax benefit (expense) related to foreign currency translation adjustment	(220)	(700)

Other comprehensive income (loss), net of tax	343	1,431

Comprehensive income	$20,023	$23,730

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 2, 2016

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 2, 2016	12,488	$13	$69,740	$214,875	$(3,776)	$280,852
Cumulative-effect of accounting change			934	(601)		333

Balance at January 2, 2016, as adjusted	12,488	$13	$70,674	$214,274	$(3,776)	$281,185

Net earnings				22,299		22,299
Other comprehensive income (loss), net of tax					1,431	1,431
Equity-based compensation expense			4,609			4,609
Common stock repurchased and retired	(553)	(1)	(15,699)	(48,910)		(64,610)
Common stock issued under equity award plans	21					—
Balance at April 2, 2016	11,956	$12	$59,584	$187,663	$(2,345)	$244,914

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 4,	April 2,
	2015	2016

Cash flows from operating activities
Net earnings	$19,680	$22,299
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,337	3,520
(Gain) loss on sale of property and equipment	25	39
Equity-based compensation expense	2,210	4,609
Excess tax benefits from equity-based payment arrangements	(910)	—
Deferred income taxes	(577)	(1,932)
Changes in operating assets and liabilities:
Inventories	(5,753)	(392)
Prepaid expenses and other assets	890	1,033
Income tax payable related to tax benefit from equity award activity	910	—
Accounts payable	789	(2,081)
Other liabilities	3,960	(13,624)

Net cash provided by (used in) operating activities	23,561	13,471

Cash flows from investing activities
Additions to notes receivable	(1,547)	(3)
Receipts on notes receivable	—	49
Purchases of property and equipment	(5,842)	(8,971)

Net cash provided by (used in) investing activities	(7,389)	(8,925)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	910	—
Repurchase of common stock	—	(64,610)
Borrowings on line of credit	—	71,000
Payments on line of credit	—	(5,000)
Deferred debt issuance costs	—	(250)

Net cash provided by (used in) financing activities	910	1,140

Effect of exchange rate changes on cash and cash equivalents	361	1,605

Net increase (decrease) in cash and cash equivalents	17,443	7,291

Cash and cash equivalents, beginning of period	111,126	143,210

Cash and cash equivalents, end of period	$128,569	$150,501

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$—	$147
Income taxes	2,996	8,587
Non-cash investing activities:
Credits on notes receivable	55	505
Accrued purchases of property and equipment	910	2,655

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

The condensed consolidated balance sheet as of January 2, 2016, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of April 2, 2016 and results of operations for the three months ended April 4, 2015 and April 2, 2016.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.  The results of operations for the three months ended April 2, 2016, may not be indicative of the results that may be expected for the fiscal year 2016 ending December 31, 2016.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The ASU addresses concerns about the current accounting for consolidation of certain legal entities.  The ASU also provides guidance for identifying the primary beneficiary that varies depending on whether there is a single decision maker or shared power depending on whether the related parties are under common control with the reporting entity.  ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption.  The Company adopted ASU 2015-02 effective for the quarter ended April 2, 2016, however, there was no material impact to the Company’s consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”  The ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period and requires either a prospective or retrospective approach to adoption.  The Company elected to early adopt ASU 2015-17 during the quarter ended April 2, 2016.  As a result of the adoption, current deferred tax assets and current deferred tax liabilities were reclassified to noncurrent deferred taxes.  The adoption was on a prospective basis and therefore had no impact on prior periods.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.  The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented.  The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 was issued as part of the FASB’s simplification initiative aimed at reducing costs and complexity while maintaining or improving the usefulness of financial information.  This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and the entity must adopt all of the amendments in the same period.  The Company elected to early adopt ASU 2016-09 during the quarter ended April 2, 2016.  Following is a summary of the changes resulting from adopting this ASU:

•                  Forfeitures — Estimating forfeitures as part of the compensation cost accrual is no longer required.  An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  The Company has elected to account for forfeitures when they occur.  The cumulative-effect of this change in election resulted in a decrease to retained earnings and an increase to additional paid-in capital of $934 as of the beginning of 2016. The tax effect of this adjustment increased the beginning balances for deferred tax assets and retained earnings by $333.

•                  Income Tax Accounting — Prior to adopting this ASU, all excess tax benefits resulting from exercise or settlement of share-based payment transactions were recognized in Additional paid-in capital (“APIC”) and accumulated in an APIC pool.  Any tax deficiencies were either offset against the APIC pool, or were recognized in the income statement if no APIC pool was available.  Under the new amendments, the APIC pool has been eliminated and all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement prospectively.  Accordingly, prior periods have not been adjusted.  Additionally, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

•                  Statement of Cash Flow Presentation — Historically, excess tax benefits on the statement of cash flows have been presented as a cash inflow from financing activities and a cash outflow from operating activities.  The ASU simplifies the presentation of excess tax benefits on the statements of cash flow requiring that excess tax benefits be classified along with other income tax cash flows as an operating activity.  As part of the transition, entities may elect the cash flow presentation changes using either a prospective or retrospective application.  The Company has elected to present the changes on a prospective basis, and as such, the excess tax benefits from equity-based payment arrangements in the Condensed Consolidated Statements of Cash Flows have not been adjusted for prior periods to conform with the current presentation.  The excess tax benefits from equity-based payment arrangements during the quarter ended April 2, 2016 totaled $574 and are reflected in net earnings of the operating activities section of the Condensed Consolidated Statements of Cash Flows.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 2, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$14,460	$14,460	$—	$—
Foreign currency contracts included in Prepaid expenses and other current assets	33	—	33	—

	$14,493	$14,460	$33	$—

		Fair Value Measurements Using
		Inputs
	April 2, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$61,406	$61,406	$—	$—
Foreign currency contracts included in other current liabilities	(1,132)	—	(1,132)	—

	$60,274	$61,406	$(1,132)	$—

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES - CONTINUED

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At January 2, 2016 and April 2, 2016, there were no non-financial assets measured at fair value on a non-recurring basis.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	January 2,	April 2,
	2016	2016

Raw materials	$22,529	$23,168
Work in progress	8,701	9,172
Finished goods	34,889	35,214

	$66,119	$67,554

NOTE D — OTHER ASSETS

Other assets consists primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility under development in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of January 2, 2016, and April 2, 2016 were $8,339 and $7,939, respectively.

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

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational in the first half of 2016.  As part of this project, land use rights totaling $7,053, and $7,071 as of January 2, 2016 and April 2, 2016, respectively, have been purchased and are being amortized over 50 years.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE  E — FOREIGN CURRENCY CONTRACTS

Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet at their respective fair values. As a matter of policy, the Company uses derivatives for risk management purposes. The Company does not use derivatives for speculative purposes. The Company uses foreign currency contracts to hedge the effects of fluctuations in exchange rates on intercompany transactions. Substantially all of these instruments have terms of 90 days or less. The Company does not designate any of its derivatives as qualifying hedges for accounting purposes. Changes in the fair value of derivative instruments are recognized currently through earnings.

The notional amount of the foreign currency contracts as of January 2, 2016 and April 2, 2016 was $7,488 and $68,196, respectively.  The fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

		Asset /(Liability) Fair Value
	Balance Sheet	January 2,	April 2,
	Classification	2016	2016

Foreign currency contracts	Prepaid expenses and other current assets	$33	$—
	Other current liabilities	—	(1,132)

		$33	$(1,132)

The net gain (loss) recognized in the condensed consolidated statements of comprehensive income on derivative instruments not designated as hedges are as follows for the periods indicated: periods indicated:

		Quarter Ended
	Income Statement	April 4,	April 2,
	Classification	2015	2016

Foreign currency contracts	Other, net	$64	$(1,348)

NOTE F — LINE OF CREDIT

On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”), with Bank of America, which extends the term of the Credit Agreement to April 27, 2021.  The Credit Agreement also increases the amount the Company may borrow under the credit facility from $75,000 to up to $125,000, through October 31, 2016.  On November 1, 2016, the amount the Company may borrow will revert to $75,000 for the remainder of the agreement.  The only other modification to the Credit Agreement was an increase to the Company’s consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000.

Interest is computed based on the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,153, and $4,130 reduction in the available borrowing limit as of January 2, 2016 and April 2, 2016, respectively, due to existing normal course of business guarantees in certain markets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — LINE OF CREDIT - CONTINUED

There was no outstanding debt on this line of credit at January 2, 2016.  At April 2, 2016, there was an outstanding balance of $66,000.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.  Subsequent to the quarter ended April 2, 2016, the Company considered its liquidity needs and made a decision to repay the current outstanding balance on the line of credit within the next twelve months.

NOTE G — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at April 2, 2016 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of the Company’s directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014. In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the Company’s case to the Utah Court of Appeals, which recently issued a briefing schedule for the parties.  In March, 2016, the plaintiffs filed their opening brief.  The Company will respond in May 2016. The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit. The Company continues to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended
	April 4,	April 2,
	2015	2016
Net earnings available to common shareholders	$19,680	$22,299
Weighted average common shares outstanding - basic	12,648	12,102
Dilutive effect of in-the-money equity awards	437	489
Weighted average common shares outstanding - diluted	13,085	12,591

Earnings per common share from net earnings - basic	$1.56	$1.84
Earnings per common share from net earnings - diluted	$1.50	$1.77

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
April 4,	April 2,
2015	2016

125	1,095

During the three months ended April 2, 2016, the Company repurchased and retired 553 shares, for $64,610, under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of April 2, 2016, the remaining approved repurchase amount under the stock repurchase plan was $35,390.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended
	April 4,	April 2,
	2015	2016

USANA® Nutritionals	81%	82%
USANA Foods	11%	10%
Sensé — beautiful science®	7%	7%

Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific —

•                  Greater China — Hong Kong, Taiwan and China(1)

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended
	April 4,	April 2,
	2015	2016

Net Sales to External Customers

Asia Pacific
Greater China	$101,286	$116,998
Southeast Asia Pacific	45,339	48,861
North Asia	9,229	10,560
Asia Pacific Total	155,854	176,419

Americas and Europe	63,524	64,030

Consolidated Total	$219,378	$240,449

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	April 4,	April 2,
	2015	2016

Net sales:
China	$83,810	$100,499
United States	$36,302	$34,865

	As of
	January 2,	April 2,
	2016	2016
Long-lived Assets:
China	$92,835	$95,602
United States	$57,797	$59,433

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended January 2, 2016, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of April 2, 2016, we had approximately 437,000 active Associates and approximately 94,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific

•                  Greater China — Hong Kong, Taiwan, and China(1)

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

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

	Three months ended
	April 4, 2015	April 2, 2016
Product Line
USANA® Nutritionals
Essentials	23%	20%
Optimizers	58%	62%
USANA Foods	11%	10%
Sensé — beautiful science®	7%	7%
All Other	1%	1%

Key Product
USANA® Essentials	15%	13%
Proflavanol®	13%	13%
BiOmega-3™	12%	13%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the three months ended April 2, 2016, net sales outside of the United States represented 85.5% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number or the productivity of our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 92% of product sales during the three months ended April 2, 2016; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	April 4, 2015		April 2, 2016		Prior Year	Change

Asia Pacific:
Greater China	201,000	53.4%	245,000	56.1%	44,000	21.9%
Southeast Asia Pacific	77,000	20.5%	88,000	20.1%	11,000	14.3%
North Asia	12,000	3.2%	15,000	3.4%	3,000	25.0%
Asia Pacific Total	290,000	77.1%	348,000	79.6%	58,000	20.0%

Americas and Europe	86,000	22.9%	89,000	20.4%	3,000	3.5%
	376,000	100.0%	437,000	100.0%	61,000	16.2%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	April 4, 2015		April 2, 2016		Prior Year	Change

Asia Pacific:
Greater China	4,000	4.6%	5,000	5.3%	1,000	25.0%
Southeast Asia Pacific	12,000	14.0%	13,000	13.8%	1,000	8.3%
North Asia	7,000	8.1%	10,000	10.7%	3,000	42.9%
Asia Pacific Total	23,000	26.7%	28,000	29.8%	5,000	21.7%

Americas and Europe	63,000	73.3%	66,000	70.2%	3,000	4.8%
	86,000	100.0%	94,000	100.0%	8,000	9.3%

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

•                  Our focus on product innovation, information technology systems, and infrastructure to continue to improve our customers’ experience with us and to prepare for growth and expansion; and

•                  Our continued focus on expansion in China, where we plan to continue devoting significant time and resources on growing this market.  Our efforts in this regard include finalizing our new state-of-the-art manufacturing and production facility in Beijing, which we anticipate will become operational during the first half of 2016.

At our 2015 convention, we also introduced USANA’s new “MySmartTMFoods” line of products, which continues our philosophy and strategy of personalization.  MySmartTMFoods are science-based, healthy nutrition shakes, bars, nutritional boosters and flavor optimizers.  The nutrition profile of these products includes: high-quality, complete protein; clean and pure ingredients; low-glycemic impact; a beneficial macronutrient balance; gluten free; non-GMO; no trans fats; and an excellent source of fiber.  We made MySmartTMFoods available to our Associates for a limited time at our convention only, as a pre-launch opportunity to purchase and try the products.  We intend to officially launch MySmartTMFoods during the first half of 2016.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2016 increased 9.6% to $240.4 million, an increase of $21.1 million, compared with the first quarter of 2015.  This increase was driven by higher product sales volume due in great part to strong customer growth.  This increase came despite the prior year quarter benefiting from: (i) continued momentum from an incentive program, which carried over several weeks into the first quarter of 2015 in China, and (ii) incremental sales of approximately $12 million that occurred following the announcement of our 2015 price adjustments in China.  This increase in net sales during the first quarter of 2016 was partially offset by unfavorable changes in currency exchange rates that reduced net sales for the quarter by $14.2 million.

Net earnings for the first quarter of 2016 increased 13.3% to $22.3 million, an increase of $2.6 million, compared with the first quarter of 2015.  The increase in net earnings was driven by higher net sales, lower relative associate incentives expense, and a lower effective tax rate.

Quarters Ended April 4, 2015 and April 2, 2016

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region							Percent
	(in thousands)							change
	Quarter Ended				Change		Currency	excluding
	April 4, 2015		April 2, 2016		from prior year	Percent change	impact on sales	currency impact
Asia Pacific
Greater China	$101,286	46.2%	$116,998	48.7%	$15,712	15.5%	$(5,328)	20.8%
Southeast Asia Pacific	45,339	20.7%	48,861	20.3%	3,522	7.8%	(4,131)	16.9%
North Asia	9,229	4.2%	10,560	4.4%	1,331	14.4%	(809)	23.2%
Asia Pacific Total	155,854	71.1%	176,419	73.4%	20,565	13.2%	(10,268)	19.8%

Americas and Europe	63,524	28.9%	64,030	26.6%	506	0.8%	(3,980)	7.1%

	$219,378	100.0%	$240,449	100.0%	$21,071	9.6%	$(14,248)	16.1%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 25.8% and the number of active Associates increased 23.3%.  The increase in local currency net sales in Southeast Asia Pacific was driven by continued growth in the number of new active Associates purchasing our products in every market.  The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 26.6%, and both Associates and Preferred Customers increased 34.0%, and 26.6%, respectively.

Americas and Europe:  The increase in net sales in this region was again driven by growth in Canada and Mexico, where local currency net sales increased 22.1% and 16.9%, respectively.  The number of active Associates in Canada and Mexico increased 8.7% and 12.7%, while the number of Preferred Customers increased 13.3% and 13.9%, respectively.  Net Sales in the United States decreased $1.4 million or 4.0%, due to a decline in the number of active customers in this market.

Gross Profit

Gross profit decreased 30 basis points to 82.2% of net sales for the first quarter of 2016, from 82.5% in the prior year.  This reduction can be attributed to an unfavorable shift in currency exchange rates.  This reduction was partially offset by a favorable shift in product and sales mix by market and to a lesser extent by modest product price adjustments that occurred during the first quarter of 2016.

Associate Incentives

Associate incentives were 44.7% of net sales for the first quarter of 2016, compared with 46.2% in the first quarter of 2015.  This decrease can be primarily attributed to lower spending on contests and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expense relative to net sales increased to 23.6% during the first quarter of 2016, compared with 22.7% in the first quarter of 2015.  This increase can be primarily attributed to costs associated with supporting our 2016 strategic initiatives, including (i) research and development investments to drive future product and technology innovation, (ii) investment in information technology systems and infrastructure to support our growing customer base and to further improve our customers’ experience around the world, and (iii) continued investment in Mainland China.  Additionally, equity compensation expense increased $2.4 million compared to the prior year quarter.

Income Taxes

Income taxes were 32.4% of earnings in the first quarter of 2016 compared with 34.3% of earnings in the first quarter of 2015.  The primary reason for the rate drop was the adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which requires excess tax benefits or tax deficiencies resulting from exercise or settlement of share-based payment transactions to be recognized as an income tax benefit or expense in the income statement prospectively.  This accounting change provided a 170 basis point rate tax benefit in the first quarter of 2016.  In addition, the first quarter of 2016 benefited from a federal research credit which was unavailable in the first quarter of 2015.

Diluted Earnings Per Share

Diluted earnings per share increased 18.0% in the first quarter of 2016 when compared with the prior year quarter.  This increase was the result of higher net earnings as discussed above, and due to a lower number of shares outstanding resulting from activity under our share buyback program.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  Notwithstanding the foregoing, if we were to repatriate the $18.2 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at April 2, 2016, there would be a tax liability to the Company of approximately $3.1 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $13.5 million in the first three months of 2016.  Items increasing cash flows from operations in the first three months of 2016 are higher net earnings, equity based compensation expense, and accrued incentives, reduced by employee compensation costs, and taxes payable.

Net cash flow from operating activities totaled $23.6 million in the first three months of 2015.  Items increasing cash flows from operations in the first three months of 2015 were higher net earnings, accrued incentives and deferred revenue, and taxes payable, reduced by employee compensation costs.

Cash and cash equivalents increased to $150.5 million at April 2, 2016, from $143.2 million at January 2, 2016.  Of the $150.5 million held at April 2, 2016, $8.5 million was held in the United States and $142.0 million was held by international subsidiaries.  Of the $143.2 million in cash and cash equivalents held at January 2, 2016, $16.2 million was held in the United States and $127.0 million was held by international subsidiaries.  Net working capital increased to $130.7 million at April 2, 2016, from $112.9 million at January 2, 2016.

We continue to expect that our new state-of-the-art manufacturing and production facility in China will become operational in first half of 2016.  Of the anticipated $40 million investment for this project, we have incurred $29.1 million through the end of the first quarter of 2016, $3.6 million of which was incurred during the first three months of 2016.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of January 2, 2016 and April 2, 2016, were $8.3 million and $7.9 million, respectively, and are included as non-current other assets on the balance sheet.

Line of credit

We have a long-standing relationship with Bank of America.  On February 19, 2016, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”), with Bank of America, which extends the term of the Credit Agreement to April 27, 2021.  The Credit Agreement also increases the amount we may borrow under the credit facility from $75.0 million to up to $125.0 million through October 31, 2016.  On November 1, 2016, the amount we may borrow will revert to $75.0 million pursuant to the Credit Agreement with the bank, which expires in April 2021.  The Amendment also increases our consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) covenant from $60.0 million to equal to or greater than $100.0 million.  Subsequent to the quarter ended April 2, 2016, we considered our liquidity needs and made a decision to repay the current outstanding balance on the line of credit within the next twelve months.

Bank guarantees are considered a reduction of the overall availability of credit.  As of April 2, 2016, such normal course of business bank guarantees reduced our available borrowing limit by $4.1 million.  During the quarter, we utilized our credit facility, and as of April 2, 2016, we had a balance of $66.0 million outstanding.

The Credit Agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $100.0 million, and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of April 2, 2016, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the three months ended April 2, 2016, we repurchased 553,082 shares of common stock for a total investment of $64.6 million, at an average market price of $116.82 per share pursuant to a preset trading plan meeting the requirements of a Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.  As of April 2, 2016, the remaining approved repurchase amount under the plan was $35.4 million.  There is currently no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information presented for the year ended January 2, 2016.

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

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended April 2, 2016:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal January
(Jan. 3, 2016 through Feb. 6, 2016)	366	$122.33	366	$55,212

Fiscal February
(Feb. 7, 2016 through Mar. 5, 2016)	187	$106.03	187	$35,390

Fiscal March
(Mar. 6, 2016 through Apr. 2, 2016)	0	$0.00	0	$35,390
	553		553

* The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the first quarter of 2016 with $100,000, remaining under the plan.  As of May 6, 2016, the Company had $35,390 available under the share repurchase plan.  There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

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

USANA HEALTH SCIENCES, INC.

Date: May 11, 2016	/s/ Paul A. Jones
Paul A. Jones
Principal Financial and Accounting Officer