Form 10-Q
period 2016-07-02
USANA HEALTH SCIENCES INC
filed 2016-08-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2016 was 12,037,579.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	January 2,	July 2,
	2016	2016

ASSETS
Current assets
Cash and cash equivalents	$143,210	$112,398
Inventories	66,119	71,332
Prepaid expenses and other current assets	34,935	38,131
Total current assets	244,264	221,861

Property and equipment, net	87,982	94,729

Goodwill	17,432	17,159
Intangible assets, net	38,269	36,576
Deferred tax assets	9,844	15,892
Other assets	25,446	23,445
	$423,237	$409,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,043	$10,076
Other current liabilities	121,369	117,902
Total current liabilities	131,412	127,978

Deferred tax liabilities	9,822	6,244
Other long-term liabilities	1,151	1,515

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 12,488 as of January 2, 2016 and 11,992 as of July 2, 2016	13	12
Additional paid-in capital	69,740	64,396
Retained earnings	214,875	213,425
Accumulated other comprehensive income	(3,776)	(3,908)
Total stockholders’ equity	280,852	273,925
	$423,237	$409,662

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 4,	July 2,	July 4,	July 2,
	2015	2016	2015	2016

Net sales	$233,244	$258,514	$452,622	$498,963
Cost of sales	40,089	45,970	78,453	88,890

Gross profit	193,155	212,544	374,169	410,073

Operating expenses:
Associate incentives	101,877	115,331	203,230	222,725
Selling, general and administrative	52,505	59,764	102,380	116,395

Total operating expenses	154,382	175,095	305,610	339,120

Earnings from operations	38,773	37,449	68,559	70,953

Other income (expense):
Interest income	232	323	386	761
Interest expense	(7)	(176)	(7)	(378)
Other, net	(311)	72	(297)	(660)

Other income (expense), net	(86)	219	82	(277)

Earnings before income taxes	38,687	37,668	68,641	70,676

Income taxes	13,271	11,906	23,545	22,615

Net earnings	$25,416	$25,762	$45,096	$48,061

Earnings per common share
Basic	$1.99	$2.15	$3.55	$3.99
Diluted	$1.92	$2.07	$3.43	$3.84

Weighted average common shares outstanding
Basic	12,740	11,978	12,694	12,040
Diluted	13,225	12,458	13,155	12,525

Comprehensive income:

Net earnings	$25,416	$25,762	$45,096	$48,061

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,947)	(4,433)	(1,384)	(2,302)
Tax benefit (expense) related to foreign currency translation adjustment	744	2,870	524	2,170

Other comprehensive income (loss), net of tax	(1,203)	(1,563)	(860)	(132)

Comprehensive income	$24,213	$24,199	$44,236	$47,929

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended July 2, 2016

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 2, 2016	12,488	$13	$69,740	$214,875	$(3,776)	$280,852
Cumulative-effect of accounting change			934	(601)		333

Balance at January 2, 2016, as adjusted	12,488	$13	$70,674	$214,274	$(3,776)	$281,185

Net earnings				48,061		48,061
Other comprehensive income (loss), net of tax					(132)	(132)
Equity-based compensation expense			9,421			9,421
Common stock repurchased and retired	(553)	(1)	(15,699)	(48,910)		(64,610)
Common stock issued under equity award plans	57					—

Balance at July 2, 2016	11,992	$12	$64,396	$213,425	$(3,908)	$273,925

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 4,	July 2,
	2015	2016

Cash flows from operating activities
Net earnings	$45,096	$48,061
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	4,630	6,754
(Gain) loss on sale of property and equipment	28	40
Equity-based compensation expense	4,388	9,421
Excess tax benefits from equity-based payment arrangements	(5,736)	—
Deferred income taxes	(1,029)	(1,883)
Changes in operating assets and liabilities:
Inventories	(9,454)	(4,789)
Prepaid expenses and other assets	(5,722)	(11,647)
Income tax payable related to tax benefit from equity award activity	5,736	—
Accounts payable	1,165	80
Other liabilities	7,065	1,940

Net cash provided by (used in) operating activities	46,167	47,977

Cash flows from investing activities
Additions to notes receivable	(1,578)	(4)
Receipts on notes receivable	—	443
Proceeds from sale of property and equipment	—	1
Purchases of property and equipment	(9,778)	(13,663)

Net cash provided by (used in) investing activities	(11,356)	(13,223)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	5,736	—
Repurchase of common stock	—	(64,610)
Borrowings on line of credit	—	72,500
Payments on line of credit	—	(72,500)
Deferred debt issuance costs	—	(250)

Net cash provided by (used in) financing activities	5,736	(64,860)

Effect of exchange rate changes on cash and cash equivalents	(744)	(706)

Net increase (decrease) in cash and cash equivalents	39,803	(30,812)

Cash and cash equivalents, beginning of period	111,126	143,210

Cash and cash equivalents, end of period	$150,929	$112,398

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$7	$317
Income taxes	14,978	28,143
Non-cash investing activities:
Credits on notes receivable	56	852
Accrued purchases of property and equipment	149	2,333

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

The condensed consolidated balance sheet as of January 2, 2016, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of July 2, 2016 and results of operations for the quarters and six months ended July 4, 2015 and July 2, 2016.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.  The results of operations for the six months ended July 2, 2016, may not be indicative of the results that may be expected for the fiscal year 2016 ending December 31, 2016.

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

The impact of the early adoption of this standard increased net earnings by approximately $541 and $825 for the quarter and six months ended July 2, 2016, respectively.  Diluted earnings per share, however, only benefited the quarter and six months ended July 2, 2016, by $0.02 due to a higher dilutive share count.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 2, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$14,460	$14,460	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	33	—	33	—

	$14,493	$14,460	$33	$—

		Fair Value Measurements Using
		Inputs
	July 2, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$22,938	$22,938	$—	$—
Foreign currency contracts included in other current liabilities	(161)	—	(161)	—

	$22,777	$22,938	$(161)	$—

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES - CONTINUED

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At January 2, 2016 and July 2, 2016, there were no non-financial assets measured at fair value on a non-recurring basis.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	January 2,	July 2,
	2016	2016

Raw materials	$22,529	$25,958
Work in progress	8,701	9,628
Finished goods	34,889	35,746

	$66,119	$71,332

NOTE D — OTHER ASSETS

Other assets consists primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility under development in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of January 2, 2016, and July 2, 2016 were $8,339 and $7,377, respectively.

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

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become operational during the fourth quarter of 2016.  As part of this project, land use rights totaling $7,053, and $6,879 as of January 2, 2016 and July 2, 2016, respectively, have been purchased and are being amortized over 50 years.

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

Interest is computed based on the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,153, and $4,227 reduction in the available borrowing limit as of January 2, 2016 and July 2, 2016, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at January 2, 2016 or at July 2, 2016.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE F — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at July 2, 2016 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of the Company’s directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014. In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the Company’s case to the Utah Court of Appeals.  The plaintiff and the Company have each filed their appellate brief with the court and are awaiting a hearing date.  The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit.  The Company continues to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Six Months Ended
	July 4,	July 2,	July 4,	July 2,
	2015	2016	2015	2016

Net earnings available to common shareholders	$25,416	$25,762	$45,096	$48,061

Weighted average common shares outstanding - basic	12,740	11,978	12,694	12,040

Dilutive effect of in-the-money equity awards	485	480	461	485

Weighted average common shares outstanding - diluted	13,225	12,458	13,155	12,525

Earnings per common share from net earnings - basic	$1.99	$2.15	$3.55	$3.99

Earnings per common share from net earnings - diluted	$1.92	$2.07	$3.43	$3.84

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
July 4,	July 2,	July 4,	July 2,
2015	2016	2015	2016

102	1,105	113	1,100

During the six months ended July 2, 2016, the Company repurchased and retired 553 shares, for $64,610, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of July 2, 2016, the remaining approved repurchase amount under the stock repurchase plan was $35,390. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES,INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H — SEGMENT INFORMATION

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

	Quarter Ended		Six Months Ended
	July 4,	July 2,	July 4,	July 2,
	2015	2016	2015	2016

USANA® Nutritionals	81%	82%	81%	82%
USANA Foods	12%	11%	12%	10%
Sensé — beautiful science®	6%	6%	6%	7%

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

USANA HEALTH SCIENCES,INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	July 4,	July 2,	July 4,	July 2,
	2015	2016	2015	2016

Net Sales to External Customers

Asia Pacific
Greater China	$112,333	$131,840	$213,619	$248,838
Southeast Asia Pacific	46,033	51,123	91,372	99,984
North Asia	10,346	11,261	19,575	21,821
Asia Pacific Total	168,712	194,224	324,566	370,643

Americas and Europe	64,532	64,290	128,056	128,320

Consolidated Total	$233,244	$258,514	$452,622	$498,963

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	July 4,	July 2,	July 4,	July 2,
	2015	2016	2015	2016

Net sales:
China	$94,476	$115,835	$178,286	$216,334
United States	$34,155	$32,191	$69,787	$66,893

	As of
	January 2,	July 2,
	2016	2016
Long-lived Assets:
China	$92,835	$94,036
United States	$57,797	$57,793

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of July 2, 2016, we had approximately 460,000 active Associates and approximately 97,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

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

	Six Months Ended
	July 4, 2015	July 2, 2016

Product Line
USANA® Nutritionals
Essentials	23%	20%
Optimizers	58%	62%
USANA Foods	12%	10%
Sensé — beautiful science®	6%	7%
All Other	1%	1%

Key Product
USANA® Essentials	15%	13%
Proflavanol®	13%	13%
BiOmega-3™	12%	13%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the six months ended July 2, 2016, net sales outside of the United States represented 86.6% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number or the productivity of our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 92% of product sales during the six months ended July 2, 2016; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	July 4, 2015		July 2, 2016		Prior Year	Change

Asia Pacific:
Greater China	216,000	54.4%	267,000	58.0%	51,000	23.6%
Southeast Asia Pacific	79,000	19.9%	88,000	19.1%	9,000	11.4%
North Asia	13,000	3.3%	15,000	3.3%	2,000	15.4%
Asia Pacific Total	308,000	77.6%	370,000	80.4%	62,000	20.1%

Americas and Europe	89,000	22.4%	90,000	19.6%	1,000	1.1%

	397,000	100.0%	460,000	100.0%	63,000	15.9%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	July 4, 2015		July 2, 2016		Prior Year	Change

Asia Pacific:
Greater China	4,000	4.4%	5,000	5.2%	1,000	25.0%
Southeast Asia Pacific	12,000	13.2%	14,000	14.4%	2,000	16.7%
North Asia	9,000	9.9%	10,000	10.3%	1,000	11.1%
Asia Pacific Total	25,000	27.5%	29,000	29.9%	4,000	16.0%

Americas and Europe	66,000	72.5%	68,000	70.1%	2,000	3.0%

	91,000	100.0%	97,000	100.0%	6,000	6.6%

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

•                  Our focus on product innovation, information technology systems, and infrastructure to continue to improve our customers’ experience with us and to prepare for growth and expansion; and

•                  Our continued focus on expansion in China, where we plan to continue devoting significant time and resources on growing this market.  Our efforts in this regard include commencing operations at our manufacturing and production facility in Beijing, which we anticipate will occur during the fourth quarter of 2016.

At our 2015 convention, we introduced our new “MySmartTMFoods” line of products, which continues our philosophy and strategy of personalization.  We made MySmartTMFoods available to our Associates for a limited time at our convention only, as a pre-launch opportunity to purchase and try the products.  In April 2016, we officially launched MySmartTMFoods at our Asia Pacific Convention in Singapore.  Since our convention, we have launched these products in several markets and will continue to introduce them in additional markets throughout the remainder of 2016.

Our MySmartTMFoods launch will be followed by what we anticipate will be an even more significant product launch to a record breaking number of attendees at our 2016 international convention in Salt Lake City.  These new products, like all of USANA’s products, are based on the leading science and represent the next phase of our personalization strategy.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2016 increased 10.8% to $258.5 million, an increase of $25.3 million, compared with the second quarter of 2015.  This increase was driven by higher product sales volume due in great part to strong customer growth.  The increase in net sales was driven by 15.9% growth in the number of active Associates and 6.6% growth in the number of Preferred Customers.  Associate and customer growth during the quarter was the result of continued momentum in our world-wide business.  This increase in net sales during the second quarter of 2016 was partially offset by unfavorable changes in currency exchange rates that reduced net sales for the quarter by $12.4 million.

Net earnings for the second quarter of 2016 increased 1.4% to $25.8 million, an increase of $0.3 million, compared with the second quarter of 2015.  The increase in net earnings was driven by higher net sales and a lower effective tax rate, which were largely offset by lower gross margins and higher operating expenses.

Quarters Ended July 4, 2015 and July 2, 2016

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	July 4, 2015		July 2, 2016		prior year	change	sales	impact

Asia Pacific
Greater China	$112,333	48.2%	$131,840	51.0%	$19,507	17.4%	$(6,639)	23.3%
Southeast Asia Pacific	46,033	19.7%	51,123	19.8%	5,090	11.1%	(2,369)	16.2%
North Asia	10,346	4.4%	11,261	4.3%	915	8.8%	(507)	13.7%
Asia Pacific Total	168,712	72.3%	194,224	75.1%	25,512	15.1%	(9,515)	20.8%

Americas and Europe	64,532	27.7%	64,290	24.9%	(242)	(0.4)%	(2,932)	4.2%

	$233,244	100.0%	$258,514	100.0%	$25,270	10.8%	$(12,447)	16.2%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 29.2% and the number of active Associates increased 26.0%.  The increase in local currency net sales in Southeast Asia Pacific was driven by strong Associate growth in several markets, led by Australia and Malaysia. The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 15.2%.  The number of active Associates and Preferred Customers in South Korea increased 27.3%, and 11.1%, respectively.

Americas and Europe:  Net sales in this region was again driven by growth in Canada and Mexico, where local currency net sales increased 11.8% and 25.1%, respectively.  The number of active Associates and Preferred Customers in Mexico increased 16.7% and 25.0%, respectively.  Net Sales in the United States decreased $1.9 million or 5.8%, due to a decline in the number of active customers in this market.

Gross Profit

Gross profit decreased 60 basis points to 82.2% of net sales for the second quarter of 2016, from 82.8% in the prior year.  This reduction can be attributed to an unfavorable shift in currency exchange rates.  This reduction was partially offset by a favorable shift in sales mix by market, modest product price adjustments introduced during the first quarter of 2016 and a decreased level of costs related to scrap that occurred during the first quarter of 2016.

Associate Incentives

Associate incentives were 44.6% of net sales for the second quarter of 2016, compared with 43.7% in the second quarter of 2015.  This increase can be primarily attributed to higher payout on base commissions and Associate bonus programs.  Associate incentives expense has been fairly consistent over the past few quarters and is roughly in-line with our expectations for the remainder of the year.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $7.2 million during the second quarter of 2016 when compared with the same period of the prior year.  This increase can be attributed to costs associated with supporting our 2016 strategic initiatives, including (i) higher wages and benefits expense to support our growing customer base and to further improve our customers’ experience around the world, (ii) investment in information technology systems and infrastructure, and (iii) continued investment in Mainland China.

Income Taxes

Income taxes were 31.6% of earnings in the second quarter of 2016 compared with 34.3% of earnings in the second quarter of 2015.  The primary reason for the year-over-year effective tax rate improvement was due to the early adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which requires excess tax benefits or tax deficiencies resulting from exercise or settlement of share-based payment transactions to be recognized as an income tax benefit or expense in the income statement prospectively. Additionally, the second quarter of 2016 benefited from a federal research credit which was unavailable in the second quarter of 2015.

Diluted Earnings Per Share

Diluted earnings per share increased 7.8% in the second quarter of 2016 when compared with the prior year quarter.  This increase was mostly due to a lower number of shares outstanding resulting from activity under our share buyback program, and a slight increase in net earnings as discussed above.

Six Months Ended July 4, 2015 and July 2, 2016

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)				Change		Currency	excluding
	Six Months Ended				from prior	Percent	impact on	currency
	July 4, 2015		July 2, 2016		year	change	sales	impact

Asia Pacific
Greater China	$213,619	47.2%	$248,838	49.9%	$35,219	16.5%	$(11,966)	22.1%
Southeast Asia Pacific	91,372	20.2%	99,984	20.0%	8,612	9.4%	(6,500)	16.5%
North Asia	19,575	4.3%	21,821	4.4%	2,246	11.5%	(1,317)	18.2%
Asia Pacific Total	324,566	71.7%	370,643	74.3%	46,077	14.2%	(19,783)	20.3%

Americas and Europe	128,056	28.3%	128,320	25.7%	264	0.2%	(6,913)	5.6%

	$452,622	100.0%	$498,963	100.0%	$46,341	10.2%	$(26,696)	16.1%

Asia Pacific:   The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 27.6% and the number of active Associates increased 26.0%.  The increase in local currency net sales in Southeast Asia Pacific was driven by double-digit sales growth in many of our markets led by Malaysia, Australia, and Thailand.  This increase was the result of growth in the average number of active Associates and Preferred Customers purchasing our products during the first six months of the year.  The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 20.5%.

Americas and Europe:  The increase in local currency net sales in this region was driven by growth in Canada and Mexico, where local currency net sales increased 16.8% and 21.2%, respectively.  Net Sales in the United States declined 4.1%, due to a decline in the number of active customers in this market.

Gross Profit

Gross profit decreased to 82.2% of net sales for the first six months of 2016, from 82.7% in the comparable prior year period.  This reduction can be attributed to an unfavorable shift in currency exchange rates.  This reduction was partially offset by favorable shift in sales mix by market and to a lesser extent by modest price adjustments that we implemented during the first half of the year.

Associate Incentives

Associate incentives were 44.6% of net sales for the first six months of 2016, compared with 44.9% in the comparable prior year period.  This decrease can primarily be attributed to decreased spending on contests and promotions, and by modest price adjustments that we implemented during the first half of the year.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $14.0 million during the first six months of 2016 when compared with the same period of the prior year.  This increase can be attributed to costs associated with supporting our 2016 strategic initiatives, including (i) higher wages and benefits expense to support our growing customer base and to further improve our customers’ experience around the world, (ii) investment in information technology systems and infrastructure, and (iii) continued investment in Mainland China.

Income Taxes

Income taxes were 32% of earnings for the first six months of 2016 compared with 34.3% of earnings in the first six months of 2015. The primary reason for the year-over-year effective tax rate improvement was due to the early adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which requires excess tax benefits or tax deficiencies resulting from exercise or settlement of share-based payment transactions to be recognized as an income tax benefit or expense in the income statement prospectively.  In addition, the first six months of 2016 benefited from a federal research credit which was unavailable in the first six months of 2015.

Diluted Earnings Per Share

Diluted earnings per share increased 11.9% in the first six months of 2016 when compared with the prior year period.  This increase was the result of higher net earnings as discussed above, and due to a lower number of shares outstanding resulting from activity under our share buyback program.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  Notwithstanding the foregoing, if we were to repatriate the $18.2 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at July 2, 2016, there would be a tax liability to the Company of approximately $3.1 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $48.0 million in the first six months of 2016.  Items increasing cash flows from operations in the first six months of 2016 are higher net earnings, equity based compensation expense, and accrued incentives, reduced by employee compensation costs, and taxes payable.

Net cash flow from operating activities totaled $46.2 million in the first six months of 2015.  Items increasing cash flows from operations in the first six months of 2015 were higher net earnings, accrued incentives and deferred revenue, and taxes payable, reduced by inventory and employee compensation costs.

Cash and cash equivalents decreased to $112.4 million at July 2, 2016, from $143.2 million at January 2, 2016.  Of the $112.4 million held at July 2, 2016, $8.4 million was held in the United States and $104.0 million was held by international subsidiaries.  Of the $143.2 million in cash and cash equivalents held at January 2, 2016, $16.2 million was held in the United States and $127.0 million was held by international subsidiaries.  Net working capital decreased to $93.9 million at July 2, 2016, from $112.9 million at January 2, 2016.

We continue to expect that our new state-of-the-art manufacturing and production facility in China will become operational within the next three to five months.  The permit approval process is taking longer than expected.  Of the anticipated $40 million investment for this project, we have incurred $32.0 million through the end of the second quarter of 2016, $5.7 million of which was incurred during the first six months of 2016.

We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of January 2, 2016 and July 2, 2016, were $8.3 million and $7.4 million, respectively, and are included as non-current other assets on the balance sheet.

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

Bank guarantees are considered a reduction of the overall availability of credit.  As of July 2, 2016, such normal course of business bank guarantees reduced our available borrowing limit by $4.2 million.  During the first six months, we utilized our credit facility, but as of July 2, 2016, there was no outstanding debt on this line of credit.

The Credit Agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $100.0 million (increased by the Amendment from $60.0 million), and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of July 2, 2016, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the six months ended July 2, 2016, we repurchased 553,082 shares of common stock for a total investment of $64.6 million, at an average market price of $116.82 per share pursuant to a preset trading plan meeting the requirements of a Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.  As of July 2, 2016, the remaining approved repurchase amount under the plan was $35.4 million.  There is currently no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USANA HEALTH SCIENCES, INC.

Date: August 9, 2016	/s/ Paul A. Jones
Paul A. Jones
Principal Financial and Accounting Officer