Form 10-Q
period 2016-10-01
USANA HEALTH SCIENCES INC
filed 2016-11-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2016 was 12,193,500.

On October 25, 2016, the registrant declared a two-for-one stock split of its common stock that will be distributed in the form of a stock dividend on November 22, 2016 to shareholders of record as of November 14, 2016.  Outstanding common stock data in future filings will be retrospectively adjusted to reflect the stock split.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 1, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	January 2,	October 1,
	2016	2016

ASSETS
Current assets
Cash and cash equivalents	$143,210	$134,543
Inventories	66,119	74,146
Prepaid expenses and other current assets	34,935	39,423
Total current assets	244,264	248,112

Property and equipment, net	87,982	103,916

Goodwill	17,432	17,138
Intangible assets, net	38,269	36,130
Deferred tax assets	9,844	15,404
Other assets	25,446	22,908
	$423,237	$443,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,043	$10,586
Line of credit - short term	—	1,200
Other current liabilities	121,369	116,648
Total current liabilities	131,412	128,434

Deferred tax liabilities	9,822	5,971
Other long-term liabilities	1,151	1,494

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 12,488 as of January 2, 2016 and 12,176 as of October 1, 2016	13	12
Additional paid-in capital	69,740	68,938
Retained earnings	214,875	243,523
Accumulated other comprehensive income (loss)	(3,776)	(4,764)
Total stockholders’ equity	280,852	307,709
	$423,237	$443,608

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	October 1,	October 3,	October 1,
	2015	2016	2015	2016

Net sales	$233,292	$254,219	$685,914	$753,182
Cost of sales	41,048	44,979	119,501	133,869

Gross profit	192,244	209,240	566,413	619,313

Operating expenses:
Associate incentives	101,521	112,816	304,751	335,541
Selling, general and administrative	52,757	60,591	155,137	176,986

Total operating expenses	154,278	173,407	459,888	512,527

Earnings from operations	37,966	35,833	106,525	106,786

Other income (expense):
Interest income	367	338	753	1,099
Interest expense	(4)	(46)	(11)	(424)
Other, net	78	(24)	(219)	(684)

Other income (expense), net	441	268	523	(9)

Earnings before income taxes	38,407	36,101	107,048	106,777

Income taxes	12,798	6,003	36,343	28,618

Net earnings	$25,609	$30,098	$70,705	$78,159

Earnings per common share
Basic	$1.99	$2.49	$5.55	$6.48
Diluted	$1.92	$2.40	$5.35	$6.24

Weighted average common shares outstanding
Basic	12,852	12,089	12,747	12,056
Diluted	13,317	12,525	13,209	12,525

Comprehensive income:

Net earnings	$25,609	$30,098	$70,705	$78,159

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,990)	(341)	(6,374)	(2,643)
Tax benefit (expense) related to foreign currency translation adjustment	1,831	(515)	2,355	1,655

Other comprehensive income (loss), net of tax	(3,159)	(856)	(4,019)	(988)

Comprehensive income	$22,450	$29,242	$66,686	$77,171

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended October 1, 2016

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 2, 2016	12,488	$13	$69,740	$214,875	$(3,776)	$280,852
Cumulative-effect of accounting change			934	(601)		333

Balance at January 2, 2016, as adjusted	12,488	$13	$70,674	$214,274	$(3,776)	$281,185

Net earnings				78,159		78,159
Other comprehensive income (loss), net of tax					(988)	(988)
Equity-based compensation expense			13,963			13,963
Common stock repurchased and retired	(553)	(1)	(15,699)	(48,910)		(64,610)
Common stock issued under equity award plans	241	—				—

Balance at October 1, 2016	12,176	$12	$68,938	$243,523	$(4,764)	$307,709

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 3,	October 1,
	2015	2016

Cash flows from operating activities
Net earnings	$70,705	$78,159
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	7,284	9,930
(Gain) loss on sale of property and equipment	1	55
Equity-based compensation expense	6,952	13,963
Excess tax benefits from equity-based payment arrangements	(9,739)	—
Deferred income taxes	(1,993)	(2,249)
Changes in operating assets and liabilities:
Inventories	(18,432)	(7,922)
Prepaid expenses and other assets	(565)	(12,179)
Income tax payable related to tax benefit from equity award activity	9,587	—
Accounts payable	1,868	597
Other liabilities	8,849	1,386

Net cash provided by (used in) operating activities	74,517	81,740

Cash flows from investing activities
Additions to notes receivable	(1,579)	(4)
Receipts on notes receivable	—	605
Proceeds from sale of property and equipment	182	3
Purchases of property and equipment	(16,468)	(26,047)

Net cash provided by (used in) investing activities	(17,865)	(25,443)

Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	9,739	—
Repurchase of common stock	—	(64,610)
Borrowings on line of credit	—	73,700
Payments on line of credit	—	(72,500)
Deferred debt issuance costs	—	(250)

Net cash provided by (used in) financing activities	9,739	(63,660)

Effect of exchange rate changes on cash and cash equivalents	(3,322)	(1,304)

Net increase (decrease) in cash and cash equivalents	63,069	(8,667)

Cash and cash equivalents, beginning of period	111,126	143,210

Cash and cash equivalents, end of period	$174,195	$134,543

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$11	$317
Income taxes	18,918	41,114
Non-cash investing activities:
Credits on notes receivable	466	1,142
Accrued purchases of property and equipment	1,906	1,763

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe.  Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan, and South Korea.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of January 2, 2016, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of October 1, 2016 and results of operations for the quarters and nine months ended October 3, 2015 and October 1, 2016.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.  The results of operations for the nine months ended October 1, 2016, may not be indicative of the results that may be expected for the fiscal year 2016 ending December 31, 2016.

On October 25, 2016, the Company declared a two-for-one stock split of its common stock that will be distributed in the form of a stock dividend on November 22, 2016 to shareholders of record as of November 14, 2016.  This stock dividend will double the number of shares outstanding but will not affect the number of authorized shares of the Company or the par value of the common stock.  All existing stock option agreements provide that the number of shares of common stock and the respective exercise price covered by each outstanding option agreement be proportionately adjusted for a stock split or similar event.

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

The impact of the early adoption of this standard increased net earnings by approximately $6,491 and $7,316 for the quarter and nine months ended October 1, 2016, respectively.  Diluted earnings per share, benefited the quarter and nine months ended October 1, 2016, by $0.50 and $0.52, respectively.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 2, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$14,460	$14,460	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	33	—	33	—

	$14,493	$14,460	$33	$—

		Fair Value Measurements Using
		Inputs
	October 1, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$44,541	$44,541	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	179	—	179	—

	$44,720	$44,541	$179	$—

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES - CONTINUED

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At January 2, 2016 and October 1, 2016, there were no non-financial assets measured at fair value on a non-recurring basis.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	January 2,	October 1,
	2016	2016
Raw materials	$22,529	$27,388
Work in progress	8,701	9,482
Finished goods	34,889	37,276

	$66,119	$74,146

NOTE D — INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2016. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized.

The Company performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2016.  The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairment was recognized.

NOTE E — OTHER ASSETS

Other assets consists primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility under development in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of January 2, 2016, and October 1, 2016 were $8,339 and $7,099, respectively.

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

The Company is building a state-of-the-art manufacturing and production facility in China, which is expected to become fully operational by the end of 2016.  As part of this project, land use rights totaling $7,053, and $6,865 as of January 2, 2016 and October 1, 2016, respectively, have been purchased and are being amortized over 50 years.

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

Interest is computed based on the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,153, and $5,078 reduction in the available borrowing limit as of January 2, 2016 and October 1, 2016, respectively, due to existing normal course of business guarantees in certain markets.

At October 1, 2016 there was an outstanding balance of $1,200.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE G — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at October 1, 2016 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of the Company’s directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014. In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the Company’s case to the Utah Court of Appeals.  The plaintiff and the Company have each filed their appellate brief with the court and oral arguments have been scheduled to take place in January 2017.  The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit.  The Company continues to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Nine Months Ended
	October 3,	October 1,	October 3,	October 1,
	2015	2016	2015	2016

Net earnings available to common shareholders	$25,609	$30,098	$70,705	$78,159

Weighted average common shares outstanding - basic	12,852	12,089	12,747	12,056

Dilutive effect of in-the-money equity awards	465	436	462	469

Weighted average common shares outstanding - diluted	13,317	12,525	13,209	12,525

Earnings per common share from net earnings - basic	$1.99	$2.49	$5.55	$6.48

Earnings per common share from net earnings - diluted	$1.92	$2.40	$5.35	$6.24

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
October 3,	October 1,	October 3,	October 1,
2015	2016	2015	2016
361	1,154	196	1,118

During the nine months ended October 1, 2016, the Company repurchased and retired 553 shares, for $64,610, under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of October 1, 2016, the remaining approved repurchase amount under the stock repurchase plan was $35,390.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended		Nine Months Ended
	October 3,	October 1,	October 3,	October 1,
	2015	2016	2015	2016

USANA® Nutritionals	80%	85%	81%	83%
USANA Foods	12%	8%	12%	10%
Sensé – beautiful science®	7%	6%	6%	6%

Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific –

•                  Greater China – Hong Kong, Taiwan and China(1)

•                  Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

•                  North Asia – Japan and South Korea

•                 Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.

(1)     The Company’s business in China is that of BabyCare, its wholly-owned subsidiary.

(2)     The Company commenced operations in Indonesia in the fourth quarter of 2015.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	October 3,	October 1,	October 3,	October 1,
	2015	2016	2015	2016

Net Sales to External Customers

Asia Pacific
Greater China	$112,323	$124,470	$325,942	$373,308
Southeast Asia Pacific	45,936	54,351	137,308	154,335
North Asia	9,920	11,555	29,495	33,376
Asia Pacific Total	168,179	190,376	492,745	561,019

Americas and Europe	65,113	63,843	193,169	192,163

Consolidated Total	$233,292	$254,219	$685,914	$753,182

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	October 3,	October 1,	October 3,	October 1,
	2015	2016	2015	2016
Net sales:
China	$95,147	$108,355	$273,433	$324,689
United States	$37,325	$34,352	$107,112	$101,245

	As of
	January 2,	October 1,
	2016	2016
Long-lived Assets:
China	$92,835	$95,455
United States	$57,797	$64,415

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of October 1, 2016, we had approximately 456,000 active Associates and approximately 94,000 active Preferred Customers worldwide.  For purposes of this report, we only count as active customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific

•                  Greater China – Hong Kong, Taiwan, and China(1)

•                  Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

•                  North Asia – Japan and South Korea

•                  Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands

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

	Nine Months Ended
	October 3, 2015	October 1, 2016

Product Line
USANA® Nutritionals
Essentials	22%	20%
Optimizers	59%	63%
USANA Foods	12%	10%
Sensé – beautiful science®	6%	6%
All Other	1%	1%

Key Product
USANA® Essentials	14%	14%
Proflavanol®	13%	13%
BiOmega-3™	12%	13%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the nine months ended October 1, 2016, net sales outside of the United States represented 86.6% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must either increase the number or the productivity of our Associates and Preferred Customers.  Increasing the productivity of our Associates and Preferred Customers has not been our primary focus.  Rather, we seek to increase the number of Associates and Preferred Customers who use our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 92% of product sales during the nine months ended October 1, 2016; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

The tables below summarize the changes in our active customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	October 3, 2015		October 1, 2016		Prior Year	Change

Asia Pacific:
Greater China	218,000	53.8%	263,000	57.7%	45,000	20.6%
Southeast Asia Pacific	85,000	21.0%	91,000	20.0%	6,000	7.1%
North Asia	13,000	3.2%	15,000	3.3%	2,000	15.4%
Asia Pacific Total	316,000	78.0%	369,000	81.0%	53,000	16.8%

Americas and Europe	89,000	22.0%	87,000	19.0%	(2,000)	(2.2)%

	405,000	100.0%	456,000	100.0%	51,000	12.6%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	October 3, 2015		October 1, 2016		Prior Year	Change

Asia Pacific:
Greater China	4,000	4.5%	5,000	5.3%	1,000	25.0%
Southeast Asia Pacific	13,000	14.6%	15,000	16.0%	2,000	15.4%
North Asia	9,000	10.1%	10,000	10.6%	1,000	11.1%
Asia Pacific Total	26,000	29.2%	30,000	31.9%	4,000	15.4%

Americas and Europe	63,000	70.8%	64,000	68.1%	1,000	1.6%

	89,000	100.0%	94,000	100.0%	5,000	5.6%

Current Focus and Recent Developments

Our primary objective is to increase the number of Associates and Preferred Customers (referred to together as “customers”) who use our products throughout the world.  We have several strategies in place to support this objective, including:

•                  Expansion in China, where we plan to continue devoting significant time and resources on growing this market.  Our efforts in this regard include transitioning to our new manufacturing and production facility in Beijing, which we anticipate will be fully operational by the end of 2016;

•                  Enhancing our information technology systems and infrastructure to support our growing customer base and to further improve our customers’ experience of doing business with us around the world as well as to prepare for future growth and expansion; and

•                  Future product and technology innovation that supports our desire to personalize our customer’s overall experience with USANA that would encompass our product offering, Associate Compensation Plan, and online business environment;

•                  Development and offering of market-specific incentives and promotions for our Associates to incent sales and customer growth around the world; and

•                  Increasing our brand recognition, which includes our relationship as a Trusted Partner and Sponsor of The Dr. Oz Show, our sponsorship of the U.S. Ski Team, and our partnership with the Women’s Tennis Association; to make it easier for our Associates to talk about USANA with potential customers.

At our 2016 International Convention, we introduced one of the greatest product innovations in our history with the launch of our Incelligence™ product platform.  Incelligence™ is USANA’s proprietary, patent-pending, technology that is designed to support your body’s natural ability to nourish, protect and renew itself.  As part of our Incelligence™ platform, we also launched our new flagship multivitamin, CellSentials™.  Incelligence™ is a key part of our growth strategy and has already been launched in nine markets around the world with an additional six market launches planned during the remainder of 2016 and into 2017.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2016 increased 9.0% to $254.2 million, an increase of $20.9 million, compared with the third quarter of 2015.  This increase was driven by higher product sales volume due in great part to strong customer growth.  The increase in net sales was driven by 12.6% growth in the number of active Associates and 5.6% growth in the number of Preferred Customers.  Associate and customer growth during the quarter was the result of continued momentum in our world-wide business.  This increase in net sales during the third quarter of 2016 was partially offset by unfavorable changes in currency exchange rates that reduced net sales for the quarter by $5.7 million.

Net earnings for the third quarter of 2016 increased 17.5% to $30.1 million, an increase of $4.5 million, compared with the third quarter of 2015.  The increase in net earnings was driven primarily by a significantly lower effective tax rate, as well as higher net sales, which were largely offset by higher operating expenses during the quarter.

Quarters Ended October 3, 2015 and October 1, 2016

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	October 3, 2015		October 1, 2016		prior year	change	sales	impact
Asia Pacific
Greater China	$112,323	48.1%	$124,470	49.0%	$12,147	10.8%	$(6,099)	16.2%
Southeast Asia Pacific	45,936	19.7%	54,351	21.4%	8,415	18.3%	988	16.2%
North Asia	9,920	4.3%	11,555	4.5%	1,635	16.5%	626	10.2%
Asia Pacific Total	168,179	72.1%	190,376	74.9%	22,197	13.2%	(4,485)	15.9%

Americas and Europe	65,113	27.9%	63,843	25.1%	(1,270)	(2.0)%	(1,246)	(0.0)%

	$233,292	100.0%	$254,219	100.0%	$20,927	9.0%	$(5,731)	11.4%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 20.4% and the number of active Associates increased 22.2%.  The increase in local currency net sales in Southeast Asia Pacific was driven by Associate growth in several markets, led by Australia and Malaysia. The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 10.9%.  The number of active Associates in South Korea increased 16.7%.

Americas and Europe:  Net sales in this region was again driven by growth in Mexico, where local currency net sales increased 22.4%.  The number of active Associates and Preferred Customers in Mexico increased 16.7% and 12.5%, respectively.  Net Sales in the United States decreased $3.0 million or 8.0%, due to a decline in the number of active customers in this market.

Gross Profit

Gross profit decreased 10 basis points to 82.3% of net sales for the third quarter of 2016, from 82.4% in the prior year.  This reduction can be attributed to an unfavorable shift in currency exchange rates.

Associate Incentives

Associate incentives were 44.4% of net sales for the third quarter of 2016, compared with 43.5% in the third quarter of 2015.  This increase can be primarily attributed to higher payout on base commissions and Associate bonus programs.  Associate incentives expense has been fairly consistent over the last several quarters and is roughly in-line with our expectations for the remainder of the year.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $7.8 million during the third quarter of 2016 when compared with the same period of the prior year.  This increase can be attributed to costs associated with supporting our 2016 strategic initiatives, including (i) higher wages and benefits expense to support our growing customer base and to further improve our customers’ experience around the world, (ii) investment in information technology systems and infrastructure, and (iii) increased research and development investment to drive future product and technology innovation.

Income Taxes

Income taxes were 16.6% of earnings in the third quarter of 2016 compared with 33.3% of earnings in the third quarter of 2015.  The primary reason for the year-over-year effective tax rate improvement was due to the early adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which requires excess tax benefits or tax deficiencies resulting from exercise or settlement of share-based payment transactions to be recognized as an income tax benefit or expense in the income statement prospectively.

Diluted Earnings Per Share

Diluted earnings per share increased 25.0% in the third quarter of 2016 when compared with the prior year quarter.  This increase was mostly due to a lower effective tax rate, primarily resulting from the adoption of ASU 2016-09 that contributed $0.50 to the quarter, and a lower number of shares outstanding resulting from activity under our share buyback program.

Nine Months Ended October 3, 2015 and October 1, 2016

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)				Change		Currency	excluding
	Nine Months Ended				from prior	Percent	impact on	currency
	October 3, 2015		October 1, 2016		year	change	sales	impact

Asia Pacific
Greater China	$325,942	47.5%	$373,308	49.6%	$47,366	14.5%	$(18,066)	20.1%
Southeast Asia Pacific	137,308	20.0%	154,335	20.5%	17,027	12.4%	(5,512)	16.4%
North Asia	29,495	4.3%	33,376	4.4%	3,881	13.2%	(690)	15.5%
Asia Pacific Total	492,745	71.8%	561,019	74.5%	68,274	13.9%	(24,268)	18.8%

Americas and Europe	193,169	28.2%	192,163	25.5%	(1,006)	(0.5)%	(8,159)	3.7%

	$685,914	100.0%	$753,182	100.0%	$67,268	9.8%	$(32,427)	14.5%

Asia Pacific:   The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 25.1% and the number of active Associates increased 22.2%.  The increase in local currency net sales in Southeast Asia Pacific was driven by double-digit sales growth in many of our markets led by Thailand, Malaysia, Australia, and New Zealand.  This increase was the result of growth in the average number of active Associates and Preferred Customers purchasing our products during the first nine months of the year.  The increase in local currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 17.1%.

Americas and Europe:  The increase in local currency net sales in this region was driven by growth in Mexico and Canada, where local currency net sales increased 21.6% and 13.3%, respectively.  Net Sales in the United States declined 5.5% due to a decline in the number of active customers in this market.

Gross Profit

Gross profit decreased to 82.2% of net sales for the first nine months of 2016, from 82.6% in the comparable prior year period.  This reduction can primarily be attributed to an unfavorable shift in currency exchange rates.  This reduction was partially offset by a favorable shift in sales mix by market and to a lesser extent by modest price adjustments that we implemented during the first half of the year.

Associate Incentives

Associate incentives were 44.5% of net sales for the first nine months of 2016, compared with 44.4% in the comparable prior year period.  This increase can primarily be attributed to increased spending on contests and promotions, and by modest price adjustments that we implemented during the first half of the year.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $21.8 million during the first nine months of 2016 when compared with the same period of the prior year.  This increase can be attributed to costs associated with supporting our 2016 strategic initiatives, including (i) higher wages and benefits expense to support our growing customer base and to further improve our customers’ experience around the world, (ii) investment in information technology systems and infrastructure, (iii) continued investment in Mainland China, and (iv) increased research and development investment to drive future product and technology innovation.

Income Taxes

Income taxes were 26.8% of earnings for the first nine months of 2016 compared with 34.0% of earnings in the first nine months of 2015. The primary reason for the year-over-year effective tax rate improvement was due to the early adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which requires excess tax benefits or tax deficiencies resulting from exercise or settlement of share-based payment transactions to be recognized as an income tax benefit or expense in the income statement prospectively.

Diluted Earnings Per Share

Diluted earnings per share increased 16.6% in the first nine months of 2016 when compared with the prior year period.  This increase was mostly due to a lower effective tax rate, primarily resulting from the adoption of ASU 2016-09 that contributed $0.52 year-to-date, and due to a lower number of shares outstanding resulting from activity under our share buyback program.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  Notwithstanding the foregoing, if we were to repatriate the $18.2 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at October 1, 2016, there would be a tax liability to the Company of approximately $3.1 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $81.7 million in the first nine months of 2016.  Items increasing cash flows from operations in the first nine months of 2016 are higher net earnings, which were increased by $7.3 million from the adoption of ASU 2016-09, and adjusted for higher equity based compensation expense, and depreciation and amortization, reduced by employee compensation costs, and taxes payable.

Net cash flow from operating activities totaled $74.5 million in the first nine months of 2015.  Items increasing cash flows from operations in the first nine months of 2015 were higher net earnings, accrued incentives and deferred revenue, and taxes payable, reduced by inventory and employee compensation costs.

Cash and cash equivalents decreased to $134.5 million at October 1, 2016, from $143.2 million at January 2, 2016.  Of the $134.5 million held at October 1, 2016, $13.0 million was held in the United States and $121.5 million was held by international subsidiaries.  Of the $143.2 million in cash and cash equivalents held at January 2, 2016, $16.2 million was held in the United States and $127.0 million was held by international subsidiaries.  Net working capital increased to $119.7 million at October 1, 2016, from $112.9 million at January 2, 2016.

Our new state-of-the-art manufacturing and production facility in China is expected to become fully operational by the end of 2016.  During the third quarter of 2016, we obtained the necessary permits and product registrations to begin production in the new facility.

Beginning in 2013, we extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars.  Notes receivable from this supplier as of January 2, 2016 and October 1, 2016, were $8.3 million and $7.1 million, respectively, and are included as non-current other assets on the balance sheet.

Line of credit

We have a long-standing relationship with Bank of America.  We currently maintain a $75.0 million credit facility pursuant to an Amended and Restated Credit Agreement (“Credit Agreement”) with the bank. On February 19, 2016 we entered into a Second Amendment (“Amendment”) to our Credit Agreement, which among other things, extends the term of the Credit Agreement to April 27, 2021.  The Amendment also increases the amount we may borrow under the Credit Agreement from $75.0 million to up to $125.0 million through October 31, 2016.  On November 1, 2016 the amount we may borrow under the Credit Agreement will revert to $75.0 million for the term of the agreement.  The Amendment also increases our consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) covenant from $60.0 million to equal to or greater than $100.0 million.

Bank guarantees are considered a reduction of the overall availability of credit.  As of October 1, 2016, such normal course of business bank guarantees reduced our available borrowing limit by $5.1 million.  During the first nine months, we utilized our credit facility, and as of October 1, 2016, we had a balance of $1.2 million outstanding.

The Credit Agreement for this credit facility contains restrictive covenants, which require us to maintain a consolidated rolling four-quarter adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) equal to or greater than $100.0 million (increased by the Amendment from $60.0 million), and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  As of October 1, 2016, we were in compliance with these covenants.  Management is not aware of any issues currently impacting Bank of America’s ability to honor their commitment to extend credit under this facility.

Share repurchase

We have a share repurchase plan that has been ongoing since the fourth quarter of 2000.  The objective of this plan is to return value to our shareholders.  Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan.  Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  During the nine months ended October 1, 2016, we repurchased 553,082 shares of common stock for a total investment of $64.6 million, at an average market price of $116.82 per share pursuant to a preset trading plan meeting the requirements of a Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.  As of October 1, 2016, the remaining approved repurchase amount under the plan was $35.4 million.  There is currently no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5. Other Information

On October 25, 2016, the Company’s Board of Directors approved a two-for-one split of common stock in the form of a stock dividend.  The stock dividend will be distributed on November 22, 2016 to shareholders of record as of November 14, 2016.  The dividend distribution will double the number of shares outstanding; however, it will not affect the number of authorized shares of the Company or the par value of the common stock.  The announcement regarding the two-for-one stock split was included in a Current Report on Form 8-K, filed by the Company on October 25, 2016.

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

USANA HEALTH SCIENCES, INC.

Date: November 9, 2016	/s/ Paul A. Jones
Paul A. Jones
Principal Financial and Accounting Officer