Form 10-K
period 2016-12-31
USANA HEALTH SCIENCES INC
filed 2017-03-01
CIK 896264

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [ ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

          The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2016 was approximately $586,741,969, based on a closing market price of $55.98 per share.

          There were 24,499,297 shares of the registrant's common stock outstanding as of February 24, 2017.

          Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2017 Annual Shareholders Meeting.

          On October 25, 2016, the registrant declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on November 22, 2016 to shareholders of record as of November 14, 2016. Outstanding common stock data in this report have been adjusted to reflect the stock split.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2016
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

 PART I

Item 1.    Business

General

        USANA Health Sciences, Inc., a Utah corporation, was founded in 1992 by Myron W. Wentz, Ph.D. We develop and manufacture high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 20 markets worldwide, where we distribute and sell our products by way of direct selling. We have chosen the direct selling distribution method as we believe it is the most conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our net sales in fiscal year 2016 were $1.006 billion, of which 87.0% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of December 31, 2016, we had 471,000 active Associates and 93,000 active Preferred Customers worldwide.

Current Focus and Recent Developments

        We have implemented the following strategies and initiatives to increase the number of Associates and Preferred Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Personalization:  Over the last few years, we have focused heavily on personalizing and improving our customers' experience with USANA. Personalization will continue to be one of our key strategies in 2017 as we continue to further personalize each of our product lines.

    In August 2016, we introduced one of the greatest product innovations in our history with the launch of our Incelligence™ product platform. Incelligence™ is USANA's proprietary, patent-pending, technology that is designed to support the body's natural ability to nourish, protect and renew itself. As part of our Incelligence™ platform, we also launched our new flagship multivitamin, CellSentials™.

    In August 2015, we introduced our new "MySmartTMFoods" line of products, which continues our philosophy and strategy of personalization. MySmartTMFoods are science-based, healthy nutrition shakes, bars, boosters and flavor optimizers. We made MySmartTMFoods available to our Associates for a limited time at our 2015 International Convention only, as a pre-launch opportunity to purchase and try the products. Following that, we officially launched MySmartTMFoods during the first half of 2016. While MySmartTMFoods offer optimal nutrition and personalization, the launch and reception of these products have not met our expectations. Accordingly, our team is in the process of evaluating and enhancing the MySmartTMFoods product line so that we can fully deliver on our vision of these personalized healthy foods.

  •
  Market-Specific Strategies:  We have implemented market-specific strategies to facilitate growth and strengthen our business around the world.

    During the fourth quarter of 2016, we began to again offer short-term incentives and promotions in each of our markets around the world, with an emphasis on China, to generate excitement and customer growth. Prior to the fourth quarter, we did not offer any significant short-term incentives during 2016 as we focused on (i) our Incelligence™ and MySmartTMFoods product launches, and (ii) the completion of, and transition to, our new manufacturing facility in China. Market-specific incentives have been an important part of our business in the past and in 2017, we will continue to offer short-term incentives to drive customer growth around the world, but will follow a measured approach to ensure that we continue to manage our Associate incentives expense.

    In 2016, we continued our strategy to increase our brand-recognition to make it easier for our Associates to introduce USANA to customers. In this regard, we continued our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. While this partnership is focused on our North America region, it is intended to increase awareness and recognition of the USANA brand in our other regions as well. Under this partnership, USANA products are regularly featured on The Dr. Oz Show and viewers of the show are able to purchase USANA products via a direct link on The Dr. Oz Show website.

    Additionally, in 2016 we continued to expand our international brand ambassador and athlete sponsorship program. Under this program, USANA is designated as the exclusive supplement provider for over 1,000 elite athletes around the world. These athletes compete at the highest levels and represent the USANA brand.

  •
  Product Innovation, Information Technology and Infrastructure:  In 2016, we continued our investments in product innovation, information technology and infrastructure to further our Company vision, continue to improve our customers' experience with us, and to prepare to become a larger company. These investments led to our successful execution of a number of strategies in 2016, including our Incelligence™ and MySmartTMFoods product launches, as well the successful completion of our manufacturing facility in China. In 2017, we will continue to invest in these areas to drive our initiatives and these investments will be reflected as both additional SG&A expense and capital expenditures.

  •
  International Development and Expansion:  Given the significant opportunity that exists in China, we plan to continue focusing significant time and resources on growing this market. Additionally, we continue to believe that significant growth opportunities exist in new international markets and our management team will continue to evaluate markets for USANA's business. Fiscal 2016 was the first full-year of operations for USANA in Indonesia and we continue to believe that this market offers a promising long-term growth opportunity for us.

  •
  Preferred Customer Growth Initiatives:  We plan to execute certain initiatives to generate growth in the number of Preferred Customers using our products. We will begin rolling out these initiatives in 2017 through the launch of a new Preferred Customer Invitation Program. Going forward, we also plan to offer new Preferred Customer rewards programs and loyalty programs.

Products

        The following table summarizes our product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals
Essentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2014—24% 2015—22% 2016—20%	USANA® CellSentials Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials.

		2014—55% 2015—59% 2016—63%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2014—13% 2015—11% 2016—10%	MySmartFoods Nutrimeal Fibergy RESET™ weight-management program
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

		2014—7% 2015—7% 2016—6%	Daytime Protective Emulsion Night Renewal Perfecting Essence
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2014—1% 2015—1% 2016—1%	Associate Starter Kit Product Brochures

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on personalization and innovation, we will look for innovative product opportunities such as our Incelligence™ and MySmartTMFoods products, which were launched in 2016.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2014	2015	2016
Key Product
USANA® Essentials/CellSentials	16%	14%	14%
Proflavanol®	13%	13%	13%
BiOmega-3™	10%	12%	13%

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

  •
  Greater China—Hong Kong, Taiwan, and China(1)

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia(2)

  •
  North Asia—Japan and South Korea

        Asia Pacific has driven our growth the last several years. Our most recent market expansions in this region include our entry into Indonesia in late 2015. Since our acquisition of BabyCare in 2010, our strategy in Asia Pacific has been centered on generating growth in China. Consequently, our growth in Asia Pacific over the last few years has been led by China, and we believe that China will continue to drive our growth in this region going forward. We also expect our business to grow in most of our other markets in this region.

Americas and Europe

        Americas and Europe is our most mature region and has grown modestly on a constant currency basis over the last several years due to sales and customer growth in Canada and Mexico. We have not, however, generated sales and customer growth in the United States over the last several years. We continue to implement growth strategies in the United States and remain optimistic about our potential to generate growth in this market.

(1)
Our business in China is that of BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary.

(2)
We commenced operations in Indonesia in the fourth quarter of 2015.

        Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2016, net sales outside of the United States represented approximately 87.0% of consolidated net sales.

Net Sales by Region

        The following table shows net sales by geographic region for our last three fiscal years. We report net sales in a geographic region if a product shipment originates in that geographic region. Additional financial information relating to our geographic regions can be found in Note K to the Consolidated Financial Statements included in this report.

	2014		2015		2016
	(in thousands)
Asia Pacific
Greater China	$326,134	41.3%	$441,284	48.0%	$502,299	49.9%
Southeast Asia Pacific	177,940	22.5%	183,828	20.0%	206,124	20.5%
North Asia	32,667	4.1%	39,751	4.4%	46,023	4.6%

Asia Pacific Total	536,741	67.9%	664,863	72.4%	754,446	75.0%
Americas and Europe	253,730	32.1%	253,636	27.6%	251,637	25.0%

	$790,471	100.0%	$918,499	100.0%	$1,006,083	100.0%

Research and Development

        Our research and development efforts are focused on developing and launching high-quality, science-based products that promote long-term health and reduce the risk of chronic degenerative disease. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing USANA brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. The R&D team is also involved in protecting our proprietary position with both exclusive ingredients, and patent protection. We filed three new U.S. patent applications on our Incelligence™ platform and CellSentials™ formulation in 2016. Additional research support for this technology is underway. In addition, we have an ongoing clinical study in place to verify the efficacy of our existing products and our new formulations. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, genetics, the microbiome, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities and also to reformulate our existing products.

        Our in-house research team is working closely with scientists at a number of universities and top research institutes, including the University of Washington, the University of Texas, the University of Colorado Health Sciences Center in Denver, Utah State University, the University of Utah, the Linus Pauling Institute at Oregon State University, The Foods for Health Institute at The University of California, Davis, McGill University in Montreal, Canada, and The Orthopedic Specialty Hospital ("TOSH") in Salt Lake City, Utah, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2014, 2015, and 2016, we expended $5.1 million, $6.4 million, and $8.8 million, respectively, on product research and development activities. Going forward, we expect to increase our spending and resources for research and development in connection with our personalization and product innovation strategies.

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

        Our Beijing, China manufacturing facility is registered with the China Food and Drug Administration ("CFDA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with GMP's, and with labeling claims.

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

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 33% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products. In particular, we have entered into a strategic relationship with a third-party manufacturer of our nutrition bars. Under this relationship we have extended credit to this supplier in the form of a secured loan to allow the supplier to acquire the necessary equipment to manufacture our bars. This relationship improves our supply chain stability and creates a mutually beneficial relationship between both parties. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We require products manufactured at these facilities to be shipped to USANA, where a quality inspection and release also takes place.

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

        Individuals who reside in China and who are interested in being part of USANA's organization in China may do so by joining BabyCare. While the process for joining BabyCare is similar to the process for joining USANA, individuals who join BabyCare must initially join as a China Preferred Customer, or CPC. CPCs are similar to Preferred Customers in our other markets, but CPC's also have the right in China to sponsor other CPCs and receive rebates on future product purchases based on the volume of product purchased by CPCs they have sponsored. A CPC may become a direct seller, or Associate, in China by electing to do so, signing an Associate agreement, and agreeing to adhere to BabyCare's policies and procedures in China. Much like our operations in other markets, an Associate in China may build a sales organization and receive compensation for product sales. Associates in China are compensated under a compensation plan created and implemented by BabyCare specifically for China.

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a market that would otherwise be missed, by targeting customers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan. As noted above, our China operations utilize a China Preferred Customer program, which is based on USANA's Preferred Customer program in our other markets with modifications that we have made specifically for our China market.

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

  •
  Bonuses.  We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and lifetime matching bonus. These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves certain performance measures.

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

Operating Strengths

        Our principal objective is to improve the overall health and nutrition of individuals and families around the world. We do this through (i) developing and manufacturing high-quality, science-based nutritional and personal care products that promote long-term health, (ii) personalizing our products to our customer's needs and desires; and (iii) providing a rewarding opportunity through network marketing for our Associates who distribute our products. Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; in-house manufacturing capability; science-based products; an attractive Associate Compensation Plan; a scalable business model; and an experienced management team.

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

        In-house Manufacturing.    We manufacture products that account for approximately 67% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

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

  •
  A stream of recurring revenue from our monthly product subscription program known as "Auto Order," which we utilize in all of our markets (for the year ended December 31, 2016, this program represented 51% of our product sales volume); and

  •
  We can typically expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China however, require more significant local investment.

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

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Customers.    Our customers, and Associates in particular, are central to the growth and success of our business. Accordingly, our primary growth strategy focuses on increasing our overall customer counts throughout the world. We will execute this strategy by applying both world-wide and region-specific initiatives, which include the initiatives set out below. Our management team maintains a close working relationship with our Associate leaders by interacting with them on a regular basis through in-person meetings and phone calls. Further, in addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to Associates. We continue to invest in these events and in the marketing of our business to help Associates improve the productivity of their businesses. We are also executing our Preferred Customer growth initiatives described under the "Current Focus and Recent Developments" section above.

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

        New Product Introductions.    Our research and development team continually reviews the latest scientific findings related to nutrition, conducts or manages research and clinical trials, reviews new technologies, and attends scientific conferences. If, in the process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and if we believe this benefit can be realized by a significant number of our customers, we will generally pursue development of that product. Our research and development focus has and will continue to be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. At our 2016 International Convention, we introduced one of the greatest product innovations in our history with the launch of our Incelligence™ product platform. Incelligence™ is our proprietary, patent-pending, technology that is designed to support the body's natural ability to nourish, protect and renew itself. As part of our Incelligence™ platform, we also launched our new flagship multivitamin, CellSentials™. Incelligence™ is a key part of our growth strategy and has already been launched in nine markets around the world with an additional six market launches planned going forward and will eventually be offered in China upon regulatory approval.

        Successfully Grow each of our Regions through Market Specific Strategies and Incentives.    In light of the strength of our Asia Pacific region and our growing Associate base in Asia, we believe that Greater China continues to be the most significant and imminent growth opportunity for us. Our strategy in this region is focused on generating customer growth in each market, with an emphasis on China. Our wholly-owned subsidiary, BabyCare, is our operating entity in China. BabyCare has been granted licenses to engage in direct selling in the following twelve municipalities/provinces: Beijing, Jiangsu, Shaanxi, Tianjin, Liaoning Province, Shandong Province, Shanxi Province, Sichuan Province, Guangdong Province, Dalian City, Qingdao City, and Shenzhen City. The eight licenses granted to BabyCare in 2016 require BabyCare to complete certain conditions and reporting requirements, which BabyCare is in the process of completing. BabyCare is also working to obtain similar licenses in other provinces. In 2016, we successfully completed and transitioned our manufacturing operations to our new manufacturing facility in Beijing. We have also spent the last few years registering USANA products for sale by BabyCare in China, educating our customers on our product offering and business model in China, and improving our information systems, technology and infrastructure in China. We will continue to execute these strategies going forward.

        We are also confident in our growth potential in our Southeast Asia Pacific region. While the Philippines, Australia and New Zealand have been key growth markets for us in this region, we generated constant currency sales and customer growth in nearly every market in this region in 2016. We have implemented strategies for each market in this region, which are intended to continue our customer growth trend in 2017. 2016 was the first full operational year for USANA in Indonesia, our newest market in this region. Indonesia is USANA's 20th market and we believe it offers a promising growth opportunity for us.

        Our Americas and Europe region is also very important to our business and a significant part of our growth strategy. We achieved double-digit constant currency sales growth in Mexico and Canada in 2016, and expect growth in these markets to continue in 2017. Although our sales and customer counts have declined in the United States over the last several years, we remain focused on growth in this market. Our objective for this region remains centered on increasing the overall number of customers who consistently use USANA products. To achieve our objective, we will continue to execute our personalization and brand-awareness strategies and also utilize market-specific promotions and incentives.

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

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. We commenced operations in Indonesia during the fourth quarter of 2015. This market, as well as future markets, are selected following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless sales structure is designed to allow an Associate to build a global network by creating a sales organization across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate future markets into this Compensation Plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to focus the majority of our time and resources on growing that market.

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

        We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife Ltd., Inc.; Nu Skin Enterprises, Inc.; and NBTY, Inc. Based on information that is publicly available, 2016 net sales of the aforementioned companies ranged from $2.2 billion to $5.6 billion. There are other manufacturers of competing product lines that have or may launch direct selling enterprises that compete with us in certain product lines and in the recruiting of Associates. There can be no assurance that we will be able to successfully meet the challenges posed by increased competition.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 0.8%, 0.6%, and 0.7% in 2014, 2015, and 2016, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows Associates and Preferred Customers to receive a 100% refund on the sales price of any unused and resalable products that are returned up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. To avoid manipulation of our Compensation Plan, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of an Associate's distributorship.

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

        Our web applications are supported by a clustered environment providing high availability. All production systems are fully backed-up and stored off-site to mitigate the risk of significant interruption of our business in the event of a disaster at the locations of our primary servers.

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

        The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, most notably on pyramid selling and multi-level compensation. These regulations are also subject to discretionary interpretation and enforcement by various municipal and provincial level officials in China. For a description of the various risks associated with our business see the "Risk Factors" section of this report.

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

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of February 24, 2017 we had no significant backlog of orders.

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

Employees

        As of February 24, 2017 we had approximately 1,788 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

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

        We can provide no assurance that the number of Associates will increase or remain constant or that their productivity will increase. Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. While our total number of active Associates has continued to increase during recent years, a few of our markets, including the United States, have experienced a decline in the number of active Associates. If our strategies and initiatives do not drive growth in our Associate numbers, particularly in the United States, China and other markets, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

        The loss of a significant USANA Associate or Associate sales organization could adversely affect our business.    We rely on the successful efforts of our Associates that become leaders within our

Compensation Plan. Our Compensation Plan is designed to permit Associates to sponsor new Associates, thereby creating sales organizations. As a result, Associates develop business and personal relationships with other Associates. The loss of a key Associate or group of Associates, large turnover or decreases in the size of the key Associate force, seasonal or other decreases in product purchases, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations.

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

        We are subject to the risk that, in one or more countries, our network marketing plan, or the conduct of certain of our Associates, could be found not to be in compliance with applicable laws and regulations. For instance, the FTC has recently issued guidance to U.S. direct selling companies in several different ways. The FTC has broad enforcement authority and while it issues guidance on how it interprets the applicable law, that guidance is not ultimately binding on the FTC. As a result, the FTC could decide to investigate or bring an enforcement action regarding practices that we interpret to be in line with applicable law and/or FTC guidance. In this regard, the FTC has challenged the distributor compensation plans used by certain direct sellers over the last several years. In each instance, the FTC obtained a consent decree requiring those companies to (i) discontinue using all, or certain parts of, their distributor compensation plan, and (ii) implement a compensation plan that had been approved by the FTC. While we strive to ensure that our overall business, and Associate Compensation Plan, is regulatory compliant, we cannot be certain that the FTC, or a regulator in another country, will not continue to modify guidance, laws or regulations or interpret the same in a way that would render our current practices inconsistent with the same.

        Additionally, we cannot predict the nature of any future law, regulation, or guidance, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our Associates, to comply with these laws, regulations, or guidance, could have a material adverse effect on our business in a particular market or in general. Finally, the continuation of regulatory challenges, investigations and litigation against other network marketing companies could harm our business and industry if the laws and regulations are interpreted in a way that results in additional restrictions on network marketing companies in general.

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

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements. Nevertheless, any FDA action determining that our processes were non-compliant with dietary supplement GMPs, could materially adversely affect our ability to manufacture and market our products. Additionally, the Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this new law. Nevertheless, any action by the FDA in response to a serious adverse event report that may be filed by us could materially and adversely affect our ability to successfully market our products.

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

        Our manufacturing activity is subject to certain risks.    We manufacture approximately 67% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

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

        Our Greater China region accounts for a significant part of our business and expected growth. Any decline in sales or customers in this region would harm our business, financial condition and results of operations.    Our Greater China region consists of China, Hong Kong and Taiwan and is currently our largest and most rapidly growing region. Our international growth strategy has been centered on growing BabyCare's business in China for the last several years. As a result of this strategy, China has been our fastest growing market and is now our largest individual market. If we are not successful in continuing to grow BabyCare's sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition and results of operations may be harmed. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. Although we believe that, in light of our successful Asian Associate base, we will be successful in growing BabyCare's business in China, it is difficult to assess the extent to which BabyCare's Chinese business model and Associate compensation plan will be successful in that market or deemed to be compliant with applicable laws and regulations by the Chinese government. Although we are required to conduct our operations in China through BabyCare, we believe that our long-term success in China will depend on our ability to successfully integrate, to the extent possible, our operations with BabyCare's operations. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in growing sales and customers in China through BabyCare.

        Our operations in China are subject to significant government regulation and scrutiny, as well as a variety of legal, political, and economic risks. If the government modifies the direct selling regulations, or interprets and enforces the regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.    Our business in China is that of BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare has been granted licenses from the Chinese government to conduct direct selling operations in twelve provinces in China and has applied for licenses in additional municipalities and provinces. BabyCare's business model has been designed specifically for China based on a number of factors, including: (i) BabyCare's communications with the Chinese government, (ii) BabyCare's interpretation of the direct selling regulations, as well as their understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China. Notwithstanding the foregoing, BabyCare has not received confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling.

        The direct selling laws and regulations in China are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, most notably on pyramid selling and multi-level compensation. The laws and regulations are also subject to discretionary interpretation and enforcement by various state, provincial and municipal level officials in China. We cannot be certain that BabyCare's business model or the activities of its employees or Associates will be deemed by Chinese regulatory authorities to be compliant with current or future laws and regulations.

        Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. These inquiries can arise in a variety of ways, including from complaints from customers, competitors or the media. These inquiries or complaints may result in the Chinese government investigating the particular complaint or BabyCare's business in general. There have been instances where inquiries or complaints about BabyCare's business have resulted in warnings from the Chinese government and/or the payment of fines by BabyCare. Going forward, BabyCare will continue to face the risk of government inquiries, complaints or investigations, and any determination that BabyCare's business, or the activities of its Associates, are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare's licenses, including its direct selling licenses, all of which could have an adverse effect on our business and operations. As such, there can be no assurance that the Chinese government's interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare's business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

        The direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. Although we have implemented internal policies that are designed to promote our Associates' compliance with these regulations, we cannot guarantee that any of our Associates living outside of China or any of BabyCare's Associates in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations and, therefore, might result in regulatory action and adverse publicity, which would harm our business in China.

        BabyCare is required to obtain various licenses and approvals from municipalities and provinces within China to operate its direct selling business model. Currently, BabyCare holds twelve such licenses, the eight most recent of which are subject to BabyCare's satisfaction of certain conditions and reporting requirements. BabyCare will be required to obtain licenses from municipalities and provinces within China where it does not hold a license. If BabyCare is unable to obtain additional direct selling licenses as quickly as we would like, it would have a negative impact our ability to expand and grow our business. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve, is time-consuming and expensive. The complexity of the approval process, as well as the government's continued cautious approach for direct selling in China, makes it difficult to predict the timeline for obtaining additional approvals. The Chinese government regularly investigates direct selling companies and may decide to increase its scrutiny of the industry or modify the applicable regulations and process. If the current processes for obtaining approvals are delayed for any reason or are changed or are interpreted differently than currently understood, these events could have a negative impact on BabyCare's growth prospects in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct-selling licenses or obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

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

        The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We are also subject to the U.K. Anti-Bribery Act, which prohibits both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures and a compliance program designed to ensure that we, our employees, associates, distributors, agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for violations of these acts (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management. For a discussion of the risks associated with the internal investigation, see – An internal investigation of our China operations is being conducted.

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

        In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our Compensation Plan seamlessly in all existing or future markets. For example, in August 2010, we indirectly acquired BabyCare, a nutritional supplement company that is now licensed by the government of China to engage in direct selling in twelve municipalities/provinces the eight most recent of which are subject to BabyCare's satisfaction of certain conditions and reporting requirements. In accordance with Chinese law, we utilize a compensation plan that has been designed specifically for China and implemented by BabyCare separately from our Compensation Plan in our other markets.

        An internal investigation of our China operations is being conducted.    We are voluntarily conducting an internal investigation of our China operations, BabyCare Ltd. The investigation focuses on compliance with the FCPA and certain conduct and policies at BabyCare, including BabyCare's expense reimbursement policies. The Audit Committee of the Board of Directors has assumed direct responsibility for reviewing these matters and has hired experienced counsel to conduct the investigation. While we do not believe that the subject amounts are quantitatively material or will materially affect our financial statements, we cannot currently predict the outcome of the investigation on our business, results of operations or financial condition. We have voluntarily contacted the Securities and Exchange Commission (SEC) and the United States Department of Justice (DOJ) to advise both agencies that an internal investigation is underway and we intend to provide additional information to both agencies as the investigation progresses. Because the internal investigation is in its early stage, we cannot predict the duration, scope, or result of the investigation.

        We could be exposed to a variety of negative consequences as a result of these matters. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief. Several civil lawsuits have been initiated as a result of these matters and we cannot predict whether they may result in judgments against us and potentially any responsible current and former directors and officers. We expect to continue to incur costs in conducting our on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against us or any of our current or former officers or directors.

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended December 31, 2016 represented 87.0% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Product purchases by our subsidiaries are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. We also from time to time enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.    We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in "Business—Competition." Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other network marketing companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Also, entry is not particularly capital intensive or otherwise subject to high barriers to entry; as a result, new competitors can enter fairly easily and compete with us for customers and our Associates. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.

        We are also subject to significant competition from other network marketing organizations for the time, attention, and commitment of new and existing Associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates. There can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals who may be interested in network marketing is limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market. This risk is compounded by the relative ease with which our Associates can exit our network marketing program.

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

        The loss of key management personnel could adversely affect our business.    Our executive officers are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. In November 2016, we transitioned from a co-chief executive officer leadership structure so that we now operate with a chief executive officer. We depend upon the services of our Chief Executive Officer, Kevin Guest, our President and Chief Operating Officer, Jim Brown and our Chief Financial Officer, Paul Jones, as well as other key members of our executive team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

        Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business.    We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in the companies' Annual Reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

        We identified a material weakness in our internal control over financial reporting and our business and stock price may be adversely affected if we do not adequately address this material weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.    As described in our Management's Annual Report on Internal Control Over Financial Reporting at Item 9A of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of our fiscal year ended December 31, 2016. The existence of this or one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we do not complete the evaluation, remediation and testing of our internal controls on a timely basis in the future, we will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, and our business and financial condition could be materially adversely affected.

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Global, Ltd., an entity that is solely owned and controlled by our founder Dr. Wentz, owned 51.45% of our outstanding common stock at December 31, 2016. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

        Our stock price has been volatile and subject to various market conditions.    There can be no assurance that an active market in our stock will be sustained. The trading price of our common stock has been subject to wide fluctuations. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors' interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we are vulnerable to investors taking a "short position" in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. The price of our common stock also may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock, and accordingly, the value of a shareholder's investment in our company, would likely decline, perhaps substantially.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Corporate Headquarters

        Our world-wide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. This facility includes space for manufacturing and quality control, distribution, administrative functions, and research and development.

China Manufacturing

        We own a 350,000 square foot state-of-the-art facility in Beijing, China similar in potential capacity and nature to our corporate headquarters. Additionally, we own a 31,000 square foot manufacturing facility in Tianjin, China, which is currently used to manufacture our Sensé products that are sold in China.

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

Item 3.    Legal Proceedings

        We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.

        Information with respect to legal proceedings may be found in Note I to the Consolidated Financial Statements included in Item 15 Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

        On February 7, 2017, we disclosed on Form 8-K that we are conducting a voluntary internal investigation regarding our BabyCare operations in China. In connection with this investigation, we expect to continue to incur costs in conducting our on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against us or any of our current or former officers or directors. We have voluntarily contacted the SEC and the DOJ to advise both agencies that an internal investigation is underway and we intend to provide additional information to both agencies as the investigation progresses. Because the internal investigation is in its early stage, we cannot predict the duration, scope, or result of the investigation. On February 13, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Utah, with the plaintiff, April Rumbaugh, alleging that the Company failed to disclose that (i) the Company's BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the FCPA, (iii) as such, the Company's China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny. The lawsuit names as defendants the Company; our former Co-Chief Executive Officer, David A. Wentz; and our Chief Financial Officer, Paul A. Jones. On behalf of herself and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff seeks, among other things, an award of damages, interest, reasonable attorneys' fees, expert fees, and other costs. We believe that the action is without merit, and intend to vigorously defend against all claims asserted.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Common stock data has been adjusted to reflect the two-for-one split of common stock in the form of a stock dividend, which was distributed on November 22, 2016.

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sales prices for our common stock as reported on the NYSE for the periods indicated:

2015	High	Low
First Quarter	$57.50	$48.02
Second Quarter	$72.53	$56.42
Third Quarter	$88.44	$61.27
Fourth Quarter	$70.29	$51.68

2016	High	Low
First Quarter	$68.16	$46.00
Second Quarter	$64.88	$54.03
Third Quarter	$71.48	$54.26
Fourth Quarter	$75.00	$58.80

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

        On February 24, 2017, the high and low sales prices of our common stock as reported by NYSE were $59.15 and $58.50, respectively.

Shareholders

        As of February 24, 2017, we had approximately 288 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        There were no share repurchases made during the quarter ended December 31, 2016. At December 31, 2016, the remaining approved repurchase amount under the plan was $35.4 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index and to a market-weighted index of four companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2011, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

        Each of the companies included in the Peer Group markets or manufactures products similar to USANA's products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Avon Products, Inc., NuSkin Enterprises, Inc., Herbalife Ltd., and Nature's Sunshine.

Cumulative Shareholder Return
Dec. 2011 - Dec. 2016

	USNA	S&P 500	Peer Group
Dec 11	$100	$100	$100
Dec 12	$108	$113	$97
Dec 13	$249	$147	$184
Dec 14	$338	$164	$170
Dec 15	$421	$163	$142
Dec 16	$403	$178	$107

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2012	2013	2014	2015	2016
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$648,726	$718,175	$790,471	$918,499	$1,006,083

Income taxes	31,993	37,557	39,017	47,917	38,511
Net earnings	$66,433	$79,024	$76,636	$94,672	$100,041
Earnings per common share:
Basic	$2.28	$2.89	$2.90	$3.72	$4.14
Diluted	$2.23	$2.78	$2.80	$3.59	$3.99
Weighted-average common shares outstanding:
Basic	29,094	27,391	26,443	25,460	24,185
Diluted	29,847	28,408	27,377	26,355	25,047
Percentage of Net Sales Data:
Gross profit	82.1%	82.3%	82.2%	82.6%	82.1%
Associate incentives	43.2%	42.9%	44.2%	44.4%	45.0%
Selling, general and administrative	23.8%	23.1%	23.3%	22.8%	23.3%
Effective tax rate	32.5%	32.2%	33.7%	33.6%	27.8%
Dividends per share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,839	$137,343	$111,126	$143,210	$175,774
Working capital	61,701	133,174	82,222	112,852	139,370
Total assets	267,355	368,470	350,584	423,237	470,642
Other long-term liabilities	938	1,211	1,114	1,151	1,365
Stockholders' equity	185,572	260,522	230,164	280,852	325,287
Other Data:
Total Active Customers	311,000	343,000	430,000	510,000	564,000

(1)
The Company operates on a 52-53 week year, ending on the Saturday that is closest to December 31. All years presented were 52-week years with the exception of 2014, which was a 53-week year.

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

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our customer base includes two types of customers: "Associates" and "Preferred Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 31, 2016, we had approximately 471,000 active Associates and approximately 93,000 active Preferred Customers worldwide.

Customers

        Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, in order to increase net sales, we must either increase the number of, or the productivity of, our Associates and Preferred Customers. Increasing the productivity of our Associates and Preferred Customers has not been our primary focus. Rather, we seek to increase the number of Associates and Preferred Customers who use our products. We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for the majority of our product sales, representing 92% of product sales during 2016. The remainder of our sales comes from Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Associates and Preferred Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial measure.

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

	Active Associates by Region
	April 2, 2016		July 2, 2016		October 1, 2016		December 31, 2016
Asia Pacific:
Greater China	245,000	21.9%	267,000	23.6%	263,000	20.6%	276,000	17.9%
Southeast Asia Pacific	88,000	14.3%	88,000	11.4%	91,000	7.1%	91,000	5.8%
North Asia	15,000	25.0%	15,000	15.4%	15,000	15.4%	17,000	30.8%

Asia Pacific Total	348,000	20.0%	370,000	20.1%	369,000	16.8%	384,000	15.3%
Americas and Europe	89,000	3.5%	90,000	1.1%	87,000	(2.2)%	87,000	(1.1)%

	437,000	16.2%	460,000	15.9%	456,000	12.6%	471,000	11.9%

	Active Preferred Customers by Region
	April 2, 2016		July 2, 2016		October 1, 2016		December 31, 2016
Asia Pacific:
Greater China	5,000	25.0%	5,000	25.0%	5,000	25.0%	5,000	25.0%
Southeast Asia Pacific	13,000	8.3%	14,000	16.7%	15,000	15.4%	14,000	7.7%
North Asia	10,000	42.9%	10,000	11.1%	10,000	11.1%	10,000	11.1%

Asia Pacific Total	28,000	21.7%	29,000	16.0%	30,000	15.4%	29,000	11.5%
Americas and Europe	66,000	4.8%	68,000	3.0%	64,000	1.6%	64,000	1.6%

	94,000	9.3%	97,000	6.6%	94,000	5.6%	93,000	4.5%

Presentation

        Product sales along with the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when the product is delivered, title has transferred, and the risk of loss passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Also reflected in net sales is a provision for product returns and allowances, which is estimated based on our historical experience. Additionally, the Company collects a nominal annual renewal fee from Associates that is deferred on receipt and is recognized as revenue on a straight-line basis over a twelve-month period.

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

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2014	2015	2016
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.8%	17.4%	17.9%

Gross profit	82.2%	82.6%	82.1%
Operating expenses:
Associate incentives	44.2%	44.4%	45.0%
Selling, general and administrative	23.3%	22.8%	23.3%

Total operating expenses	67.5%	67.2%	68.3%

Earnings from operations	14.7%	15.4%	13.8%
Other income (expense), net	(0.1)%	0.1%	0.0%

Earnings before income taxes	14.6%	15.5%	13.8%
Income taxes	4.9%	5.2%	3.9%

Net earnings	9.7%	10.3%	9.9%

Non-GAAP Financial Measures

        Constant currency net sales, earnings, EPS and other currency-related financial information (collectively, "Financial Results") are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of the Company's Financial Results and thus provide investors an additional perspective on trends and underlying business results. Constant currency Financial Results are calculated by translating the current period's Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period's Financial Results.

Summary of 2016 Financial Results

        Net sales in 2016 increased 9.5%, or $87.6 million, to $1.006 billion, compared with 2015. This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region throughout the year. Unfavorable changes in currency exchange rates reduced net sales for the year by an estimated $41.6 million.

        Net earnings increased 5.7% to $100.0 million in 2016, when compared with 2015. This increase was driven primarily by higher net sales and a lower effective tax rate largely due to the early adoption of ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Lower gross margins, higher operating expenses, and the negative impact of changes in currency largely offset this increase.

Fiscal Year 2016 compared to Fiscal Year 2015

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 2, 2016, and December 31, 2016:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2015		2016
Asia Pacific
Greater China	$441,284	48.0%	$502,299	49.9%	$61,015	13.8%	$(25,594)	19.6%
Southeast Asia Pacific	183,828	20.0%	206,124	20.5%	22,296	12.1%	$(5,583)	15.2%
North Asia	39,751	4.4%	46,023	4.6%	6,272	15.8%	$(627)	17.4%

Asia Pacific Total	664,863	72.4%	754,446	75.0%	89,583	13.5%	$(31,804)	18.3%
Americas and Europe	253,636	27.6%	251,637	25.0%	(1,999)	(0.8)%	(9,824)	3.1%

	$918,499	100.0%	$1,006,083	100.0%	$87,584	9.5%	$(41,628)	14.1%

        Asia Pacific:    The increase in net sales in Greater China continues to be driven by growth in Mainland China, where net sales increased 24.4% on a constant currency basis and the number of active Associates increased 20.1%. This increase was partially offset by a continued year-over-year decline in Hong Kong sales and Associates.

        The increase in constant currency net sales in Southeast Asia Pacific was driven by double-digit constant currency sales growth in nearly every market led by Australia, Malaysia and New Zealand. Our newest market, Indonesia which commenced operations in the fourth quarter of 2015 contributed $5.0 million in sales for the year.

        The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where constant currency net sales increased just over 19.1% resulting from a 33.3% increases in the number of active Associates.

        Americas and Europe:    The increase in constant currency net sales in this region continues to be driven primarily by growth in Mexico and Canada, where constant currency net sales increased 22.6% and 13.3%, respectively. This growth is reflective in the number of active Associates and Preferred Customers purchasing our products. Net Sales in the United States decreased $9.6 million or 6.9%, due to a decline in the number of active customers in this market.

Gross Profit

        The 50 basis point relative decrease in gross profit from 2015 to 2016 can be attributed to an unfavorable shift in currency exchange rates, and production inefficiencies associated with moving to our new manufacturing facility in China. This reduction was partially offset by a favorable shift in sales mix by market and by modest product price adjustments that occurred during the first quarter of 2016.

Associate Incentives

        The 60 basis point relative increase in Associate incentives from 2015 to 2016 can be primarily attributed to higher payout on Associate bonus programs and incentive trip costs.

Selling, General and Administrative Expenses

        In absolute terms, our selling general and administrative expense increased $25.2 million from 2015 to 2016. This increase can be attributed to costs associated with supporting our 2016 strategic initiatives, including (i) higher wages and benefits expense to support our growing customer base and to further improve our customers' experience around the world, (ii) investment in information technology systems and infrastructure, and (iii) increased research and development investment to drive future product and technology innovation.

Income Taxes

        Our effective income tax rate was 27.8% in 2016, compared with 33.6% in 2015. The primary reason for the year-over-year effective tax rate improvement was the early adoption of ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which requires excess tax benefits or tax deficiencies resulting from exercise or settlement of share-based payment transactions to be recognized as an income tax benefit or expense in the income statement prospectively.

Diluted Earnings Per Share

        Diluted earnings per share in 2016 increased 11.1% from 2015 to 2016. This increase was mostly due to a lower effective tax rate, primarily resulting from the adoption of ASU 2016-09 that contributed $0.30 to the year, and a lower number of shares outstanding resulting from activity under our share buyback program.

Summary of 2015 Financial Results

        Net sales in 2015 increased 16.2%, or $128.0 million, to $918.5 million, compared with 2014. This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region throughout the year. In 2015 our business started with strong momentum, which was reflected by constant currency sales and customer growth in most of our markets. During 2015, we also utilized market-specific promotions and incentives to generate growth across our regions. Unfavorable changes in currency exchange rates reduced net sales in 2015 by an estimated $53.6 million. Additionally, on a comparative basis, 2014 was a 53-week year and included one additional week of sales, which contributed approximately $16.0 million to net sales for that year.

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

	Active Associates by Region
	April 4, 2015		July 4, 2015		October 3, 2015		January 2, 2016
Asia Pacific:
Greater China	201,000	82.7%	216,000	72.8%	218,000	69.0%	234,000	34.5%
Southeast Asia Pacific	77,000	20.3%	79,000	17.9%	85,000	21.4%	86,000	8.9%
North Asia	12,000	33.3%	13,000	44.4%	13,000	30.0%	13,000	18.2%

Asia Pacific Total	290,000	58.5%	308,000	53.2%	316,000	51.2%	333,000	26.1%
Americas and Europe	86,000	4.9%	89,000	8.5%	89,000	8.5%	88,000	3.5%

	376,000	41.9%	397,000	40.3%	405,000	39.2%	421,000	20.6%

	Active Preferred Customers by Region
	April 4, 2015		July 4, 2015		October 3, 2015		January 2, 2016
Asia Pacific:
Greater China	4,000	33.3%	4,000	33.3%	4,000	33.3%	4,000	33.3%
Southeast Asia Pacific	12,000	20.0%	12,000	9.1%	13,000	18.2%	13,000	8.3%
North Asia	7,000	75.0%	9,000	80.0%	9,000	50.0%	9,000	50.0%

Asia Pacific Total	23,000	35.3%	25,000	31.6%	26,000	30.0%	26,000	23.8%
Americas and Europe	63,000	3.3%	66,000	10.0%	63,000	10.5%	63,000	5.0%

	86,000	10.3%	91,000	15.2%	89,000	15.6%	89,000	9.9%

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 3, 2015, and January 2, 2016:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2014		2015
Asia Pacific
Greater China	$326,134	41.3%	$441,284	48.0%	$115,150	35.3%	$(8,769)	38.0%
Southeast Asia Pacific	177,940	22.5%	183,828	20.0%	5,888	3.3%	(21,491)	15.4%
North Asia	32,667	4.1%	39,751	4.4%	7,084	21.7%	(3,318)	31.8%

Asia Pacific Total	536,741	67.9%	664,863	72.4%	128,122	23.9%	(33,578)	30.1%
Americas and Europe	253,730	32.1%	253,636	27.6%	(94)	(0.0)%	(20,053)	7.9%

	$790,471	100.0%	$918,499	100.0%	$128,028	16.2%	$(53,631)	23.0%

        Asia Pacific:    The increase in Greater China was driven by growth in Mainland China, where net sales increased nearly 75% on a constant currency basis, resulting from strong growth in the number of active Associates throughout 2015. Net sales and Associate growth in Mainland China during 2015 benefited from: (i) momentum created from a short-term incentive that we offered during the first quarter of the year, (ii) a more favorable operating environment for the Company during the first quarter of 2015 when compared with the previous year, and (iii) higher-than-anticipated incremental sales of approximately $17.0 million that occurred following the announcement of our 2015 price adjustments. Net sales growth in Greater China was partially offset in 2015 by a year-over-year decline in Hong Kong sales and Associates, which stabilized during 2015.

        The increase in constant currency net sales in Southeast Asia Pacific was driven by double-digit constant currency sales growth from nearly every market, which is reflective of growth in the number of active Associates and Preferred Customers purchasing our products.

        The increase in constant currency net sales in North Asia was driven by growth in South Korea, where constant currency net sales increased just over 39% resulting from double-digit increases in the number of active Associates and Preferred Customers during the year.

        Americas and Europe:    The increase in constant currency net sales in this region was driven primarily by growth in Canada and Mexico, where constant currency net sales increased 17.5% and 19.4%, respectively. This growth was reflective of growth in the number of active Associates and Preferred Customers purchasing our products.

Gross Profit

        The 40 basis point relative increase in gross profit from 2014 to 2015 was attributed to a favorable shift in sales mix by market and by modest product price adjustments that occurred during 2015. These improvements were partially offset by the negative impact from the strengthening of the U.S. dollar.

Associate Incentives

        The 20 basis point relative increase in Associate incentives was attributed to higher relative payout under one of our Associate bonus programs. The increase in Associate incentives expense was partially offset by our annual price adjustment.

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

Diluted Earnings Per Share

        Diluted earnings per share in 2015 increased 28.2% to $3.59, from $2.80 in the prior year. This increase was due to higher net earnings and a lower number of diluted shares outstanding resulting from share repurchases under our share buyback program during 2015.

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

	Quarter Ended
	Apr 4, 2015	Jul. 4, 2015	Oct. 3, 2015	Jan. 2, 2016	Apr 2, 2016	Jul. 2, 2016	Oct. 1, 2016	Dec. 31, 2016
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$219,378	$233,244	$233,292	$232,585	$240,449	$258,514	$254,219	$252,901
Cost of sales	38,364	40,089	41,048	40,181	42,920	45,970	44,979	46,321

Gross profit	181,014	193,155	192,244	192,404	197,529	212,544	209,240	206,580
Operating expenses:
Associate incentives	101,353	101,877	101,521	103,409	107,394	115,331	112,816	117,536
Selling, general and administrative	49,875	52,505	52,757	53,858	56,631	59,764	60,591	57,208

Total operating expenses	151,228	154,382	154,278	157,267	164,025	175,095	173,407	174,744

Earnings from operations	29,786	38,773	37,966	35,137	33,504	37,449	35,833	31,836
Other income (expense), net	168	(86)	441	404	(496)	219	268	(61)

Earnings from operations before income taxes	29,954	38,687	38,407	35,541	33,008	37,668	36,101	31,775
Income taxes	10,274	13,271	12,798	11,574	10,709	11,906	6,003	9,893

Net earnings	$19,680	$25,416	$25,609	$23,967	$22,299	$25,762	$30,098	$21,882

Earnings per common share*:
Basic	$0.78	$1.00	$1.00	$0.95	$0.92	$1.08	$1.24	$0.90
Diluted	$0.75	$0.96	$0.96	$0.92	$0.89	$1.03	$1.20	$0.87
Weighted-average shares outstanding:
Basic	25,295	25,480	25,704	25,361	24,204	23,955	24,178	24,404
Diluted	26,170	26,450	26,634	26,165	25,183	24,917	25,050	25,037
Consolidated Statements of Earnings as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.5	17.2	17.6	17.3	17.8	17.8	17.7	18.3

Gross profit	82.5	82.8	82.4	82.7	82.2	82.2	82.3	81.7
Operating expenses:
Associate incentives	46.2	43.7	43.5	44.4	44.6	44.6	44.4	46.5
Selling, general and administrative	22.7	22.5	22.6	23.2	23.6	23.1	23.8	22.6

Total operating expenses	68.9	66.2	66.1	67.6	68.2	67.7	68.2	69.1

Earnings from operations	13.6	16.6	16.3	15.1	14.0	14.5	14.1	12.6
Other income (expense), net	0.1	0.0	0.2	0.2	(0.2)	0.1	0.1	0.0

Earnings from operations before income taxes	13.7	16.6	16.5	15.3	13.8	14.6	14.2	12.6
Income taxes	4.7	5.7	5.5	5.0	4.5	4.6	2.4	3.9

Net earnings	9.0%	10.9%	11.0%	10.3%	9.3%	10.0%	11.8%	8.7%

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. In Mainland China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange ("SAFE") results in transfer and remittance of our profits and dividends from Mainland China to the

United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from Mainland China may be limited in the future. Notwithstanding the foregoing, if we were to repatriate the $19.6 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at December 31, 2016, there would be a tax liability to the Company of approximately $3.1 million.

        We have historically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $137.0 million in 2016, compared with $111.5 million in 2015. Items positively affecting cash flow from operations on a year-over-year basis include: (i) less cash used on inventories (ii) higher net earnings and (iii) an increase in other liabilities, which was driven primarily by accrued commissions. These items were partially offset by (i) an increase in cash used in prepaid expenses and other assets related to taxes and our investment in information technology systems and (ii) decrease in accounts payable due to the timing of vendor invoices and payments.

        We generated strong cash flow from operating activities in 2016. Cash and cash equivalents increased to $175.8 million at December 31, 2016, from $143.2 million at January 2, 2016. This increase was primarily due to less cash used in inventories in the current year and higher net earnings. Of the $175.8 million cash and cash equivalents held at December 31, 2016, $20.1 million was held in the United States and $155.7 million was held by international subsidiaries. Of the $143.2 million held at January 2, 2016, $16.2 million was held in the United States and $127.0 million was held by international subsidiaries. Net working capital increased to $139.4 million at December 31, 2016, from $112.9 million at January 2, 2016.

        We have extended non-revolving credit to the supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars. Notes receivable from this supplier as of December 31, 2016, were $6.9 million and are included as non-current other assets on the balance sheet.

  Line of credit

        Information with respect to line of credit may be found in Note H to the Consolidated Financial Statements included in item 8 Part IV of this annual Report on Form 10-K, which is incorporated herein by reference.

  Share repurchase

        We have a share repurchase plan that has been ongoing since the fourth quarter of 2000. The objective of this plan is to return value to our shareholders and offset dilution from our equity incentive plans. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. In 2016, we repurchased and retired 1.1 million shares of common stock for $64.6 million, at a weighted average market price of $58.41 per share. At December 31, 2016, the remaining approved repurchase amount under the plan was $35.4 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our contractual obligations and commitments as of December 31, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$19,988	$10,391	$8,789	$776	$32
Other Commitments	32,103	25,706	6,093	304	—
Line of Credit	753	141	283	282	47

Total Contractual Obligations	$52,844	$36,238	$15,165	$1,362	$79

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

        The "Line of Credit" has a maturity date of April 2021. Although we currently have no balance outstanding on this line of credit, fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize this line of credit prior to its maturity, we will be required to pay it in full at maturity.

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

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2014, 2015, and 2016, no impairment of indefinite-lived intangible assets was recorded.

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

        Equity-Based Compensation.    We record compensation expense in the financial statements for equity-based awards based on the grant date fair value. We use the Black-Scholes option pricing model to estimate the fair value of our equity awards, which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For more information regarding the assumptions and estimates used in calculating this equity-based compensation expense, see Note J to the Consolidated Financial Statements herein.

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

        Foreign Currency Risks.    Net sales outside the United States represented 81.8%, 84.8%, and 87.0% of our net sales in 2014, 2015, and 2016, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the United States and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

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

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of December 31, 2016 for the quarterly periods indicated:

	2015							2016
	First		Second		Third		Fourth	First	Second	Third	Fourth
Canadian Dollar	1.24		1.23		1.31		1.34	1.37	1.29	1.30	1.34
Australian Dollar	1.28		1.29		1.39		1.39	1.38	1.34	1.32	1.34
New Zealand Dollar	1.33		1.38		1.54		1.50	1.50	1.45	1.38	1.41
Hong Kong Dollar	7.76		7.75		7.75		7.75	7.77	7.76	7.76	7.76
Japanese Yen	119.2		121.7		121.9		121.5	114.8	107.7	102.2	109.8
New Taiwan Dollar	31.51		30.83		32.13		32.66	33.03	32.42	31.67	31.80
Korean Won	1,104.2		1,100.2		1,173.7		1,158.5	1,198.7	1,164.3	1,118.2	1,161.1
Singapore Dollar	1.36		1.34		1.40		1.41	1.40	1.36	1.35	1.41
Mexican Peso	14.97		15.36		16.51		16.79	18.01	18.15	18.76	19.89
Chinese Yuan	6.24		6.20		6.32		6.40	6.54	6.54	6.67	6.84
Malaysian Ringitt	3.63		3.66		4.09		4.28	4.17	4.01	4.05	4.34
Philippine Peso	44.44		44.71		46.22		46.95	47.17	46.58	47.02	49.18
Thailand Baht	32.62		33.36		35.40		35.83	35.58	35.28	34.80	35.44
Euro	0.89		0.90		0.90		0.92	0.90	0.89	0.90	0.93
Colombian Peso	2,483.7		2,504.0		2,970.6		3,072.5	3,240.8	2,990.1	2,940.9	3,020.8
Indonesia Rupiah		*		*		*	13,743.19	13,461.4	13,323.3	13,130.3	13,276.69

*
USANA operations had not commenced during the period indicated.

        Interest Rate Risks.    As of December 31, 2016, we had no outstanding debt and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

        As further described in "Management's Report on Internal Control Over Financial Reporting:" below, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and management identified a material weakness in our internal control over financial reporting. Based upon the existence of this material weakness, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2016.

        The material weakness was detected in connection with an ongoing investigation being conducted by the Audit Committee of the Company's Board of Directors into certain conduct and policies at BabyCare, including BabyCare's compliance with the Foreign Corrupt Practices Act (FCPA). In particular, the Audit Committee, with the assistance of independent outside counsel and other advisors, is in the process of determining whether the conduct of certain employees and senior management at BabyCare violated the FCPA. While we do not currently believe that the amounts being investigated are quantitatively material or materially affected our financial statements, we cannot currently predict the outcome of the investigation on our business, results of operations or financial condition.

        Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

        Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override of a control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or fraud or ensure that all material information will be made known to management in a timely manner. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        A member of BabyCare's senior management overrode the system of internal control in China and did not demonstrate integrity and ethical values by his actions and behavior to support the effective functioning of internal control. Additionally, the training the Company provided to BabyCare personnel and management did not adequately train them regarding their responsibilities for compliance with relevant laws and regulations, including FCPA and anti-corruption matters, and the impact on financial reporting. Accordingly, as a result of these deficiencies, BabyCare did not operate effective controls over the authorization and review of cash disbursements and supporting documentation to ensure valid expenditures in compliance with relevant laws and regulations.

        The control deficiencies resulted in no material misstatements to the consolidated financial statements. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the control deficiencies represent a material weakness in the Company's internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 50 of this annual report on Form 10-K.

Remediation Efforts to Address Material Weakness

        Management has and will continue to implement a number of actions that are intended to remediate the material weakness and strengthen our internal control and compliance environment, including the following:

  •
  Termination of certain BabyCare employees and senior management whose conduct may have violated the FCPA;

  •
  Enhancement of our global anticorruption and ethics program, with additional training and education on such program at BabyCare, with the objective of promoting company-wide ethics and preventing and detecting violations of applicable anti-corruption laws, including FCPA; and

  •
  Revision and communication of BabyCare accounting controls, policies and procedures relating to signing authority, supporting documentation requirements, and reimbursable expenses to provide additional details with the submission of supporting documentation to provide further transparency.

        The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2017.

Changes in Control over Financial Reporting

        Other than with respect to the material weaknesses identified during the fourth quarter and described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited USANA Health Science, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). USANA Health Science, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to failure to demonstrate integrity and ethical values in the actions and behavior of a member of senior management in China, ineffective training of China personnel regarding compliance with relevant laws and regulations impacting financial reporting and their responsibilities, and ineffective controls over the review and approval of cash disbursements and supporting documentation in China has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of USANA Health Sciences, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, USANA Health Sciences, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 1, 2017

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this Form:

          1.     Financial Statements

          2.     Financial Statement Schedules.

            For the years ended January 3, 2015, January 2, 2016, and December 31, 2016

              Schedule II—Valuation and Qualifying Accounts

          3.     Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.1, File No. 0-21116).
3.2	Bylaws (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006 Exhibit 3.2, File No. 0- 21116).
4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)
10.1	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006, Exhibit 10.1, File No. 0-21116).*
10.2
Form of Stock Option Agreement for award of non-statutory stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 26, 2006, Exhibit 10.1, File No. 0-21116).*
10.3
Form of Stock Option Agreement for award of non-statutory stock options to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 26, 2006, Exhibit 10.2, File No. 0-21116).*
10.4
Form of Incentive Stock Option Agreement for award of incentive stock options to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 26, 2006, Exhibit 10.3, File No. 0-21116).*
10.5
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 26, 2006, Exhibit 10.4, File No. 0-21116).*
10.6
Form of Stock-Settled Stock Appreciation Rights Award Agreement for award of stock-settled stock appreciation rights to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 26, 2006, Exhibit 10.5, File No. 0-21116).*
10.7
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to directors who are not employees under the USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 26, 2006, Exhibit 10.6, File No. 0-21116).*
10.8	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to the Company's Current Report on Form 8-K, filed May 24, 2006, Exhibit 10.1, File No. 0-21116).*
10.9
Form of Indemnification Agreement between the Company and certain of its officers (Incorporated by reference to the Company's Current Report on Form 8-K, filed May 24, 2006, Exhibit 10.2, File No. 0-21116).*

Exhibit Number	Description
10.10	Share Purchase Agreement, dated as of August 16, 2010, among USANA Health Sciences, Inc., Petlane, Inc., Yaolan Ltd., and BabyCare Holdings Ltd. (Incorporated by Reference to the Company' Current Report on Form 8-K, filed August 16, 2010, Exhibit 10.1, File No. 0-21116).
10.11	Amended and Restated Credit Agreement, dated as of April 27, 2011 (Incorporated by reference to the Company's Current Report on Form 8-K, filed April 28, 2011, Exhibit 10.17, File No. 0-21116).
10.12
Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011, Exhibit 10.18, File No. 0-21116).*
10.13
Separation and Release of Claims Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to the Company's Current Report on Form 8-K, filed December 26, 2012, Exhibit 10.1, File No. 0-21116).*
10.14
Amendment to Confidentiality, Non-Disclosure and Non-Solicitation Agreement dated as of December 21, 2012 by and between USANA Health Sciences, Inc. and Roy Truett (incorporated by reference to the Company's Current Report on Form 8-K, filed December 26, 2012, Exhibit 10.2, File No. 0-21116).*
10.15
Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K, filed July 23, 2013, Exhibit 10.1, File No. 0-21116).
10.16	USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.1, File No. 001-35024).*
10.17
Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.2, File No. 001-35024).*
10.18
Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.3, File No. 001-35024).*
10.19
Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.4, File No. 001-35024).*
10.20
Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.5, File No. 001-35024).*
10.21
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee director under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.6, File No. 001-35024).*

Exhibit Number	Description
10.22	Second Amendment to the Amended and Restated Credit Agreement and Amendment to loan documents, dated as of February 19, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed February 23, 2016, Exhibit 10.1, File No. 001-35024).
10.23	Transition Agreement dated as of December 19, 2016 by and between USANA Health Sciences, Inc. and Doug Braun.
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet website at www.usanahealthsciences.com).
21	Subsidiaries of the Registrant, as of February 24, 2017 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ KEVIN G. GUEST Kevin G. Guest Chief Executive Officer

Date: March 1, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	March 1, 2017
/s/ KEVIN G. GUEST Kevin G. Guest	Chief Executive Officer (Principal Executive Officer)	March 1, 2017
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	March 1, 2017
/s/ ROBERT ANCIAUX Robert Anciaux	Director	March 1, 2017
/s/ D. RICHARD WILLIAMS D. Richard Williams	Director	March 1, 2017
/s/ FREDERIC J. WINSSINGER Frederic J. Winssinger	Director	March 1, 2017
/s/ FENG PENG Feng Peng	Director	March 1, 2017
/s/ PAUL A. JONES Paul A. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
USANA Health Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USANA Health Sciences, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for equity-based compensation due to the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 3, 2016.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USANA Health Sciences, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 1, 2017

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of January 2, 2016	As of December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$143,210	$175,774
Inventories	66,119	64,810
Prepaid expenses and other current assets	34,935	37,277

Total current assets	244,264	277,861
Property and equipment, net	87,982	101,267
Goodwill	17,432	16,715
Intangible assets, net	38,269	34,349
Deferred tax assets	9,844	18,292
Other assets	25,446	22,158

	$423,237	$470,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,043	$9,040
Other current liabilities	121,369	129,451

Total current liabilities	131,412	138,491
Deferred tax liabilities	9,822	5,499
Other long-term liabilities	1,151	1,365
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 24,976 as of January 2, 2016 and 24,485 as of December 31, 2016	25	24
Additional paid-in capital	69,728	71,505
Retained earnings	214,875	265,405
Accumulated other comprehensive income (loss)	(3,776)	(11,647)

Total stockholders' equity	280,852	325,287

	$423,237	$470,642

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2014	2015	2016
Net sales	$790,471	$918,499	$1,006,083
Cost of sales	140,794	159,682	180,190

Gross profit	649,677	758,817	825,893
Operating expenses:
Associate incentives	349,044	408,160	453,077
Selling, general and administrative	184,531	208,995	234,194

Total operating expenses	533,575	617,155	687,271

Earnings from operations	116,102	141,662	138,622
Other income (expense):
Interest income	500	1,116	1,480
Interest expense	(129)	(15)	(444)
Other, net	(820)	(174)	(1,106)

Other income (expense), net	(449)	927	(70)

Earnings before income taxes	115,653	142,589	138,552
Income taxes	39,017	47,917	38,511

Net earnings	$76,636	$94,672	$100,041

Earnings per common share
Basic	$2.90	$3.72	$4.14
Diluted	$2.80	$3.59	$3.99
Weighted average common shares outstanding
Basic	26,443	25,460	24,185
Diluted	27,377	26,355	25,047
Comprehensive income:
Net earnings	$76,636	$94,672	$100,041
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,492)	(9,283)	(11,777)
Tax benefit (expense) related to foreign currency translation adjustment	830	3,375	3,906

Other comprehensive income (loss), net of tax	(3,662)	(5,908)	(7,871)

Comprehensive income	$72,974	$88,764	$92,170

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended January 3, 2015; January 2, 2016; and December 31, 2016

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at December 28, 2013	27,772	$28	$54,677	$200,023	$5,794	$260,522
Net earnings				76,636		76,636
Other comprehensive income (loss), net of tax					(3,662)	(3,662)
Equity-based compensation expense			9,805			9,805
Common stock repurchased and retired	(3,854)	(4)	(28,562)	(110,253)		(138,819)
Common stock issued under equity award plans	1,348	1	10,969			10,970
Tax benefit from equity award activity			14,712			14,712

Balance at January 3, 2015	25,266	25	61,601	166,406	2,132	230,164
Net earnings				94,672		94,672
Other comprehensive income (loss), net of tax					(5,908)	(5,908)
Equity-based compensation expense			11,081			11,081
Common stock repurchased and retired	(914)	—	(14,978)	(46,203)		(61,181)
Common stock issued under equity award plans	624	—				—
Tax benefit from equity award activity			12,024			12,024

Balance at January 2, 2016	24,976	25	69,728	214,875	(3,776)	280,852
Cumulative-effect of accounting change			934	(601)		333

Balance at January 2, 2016, as adjusted	24,976	25	70,662	214,274	(3,776)	281,185
Net earnings				100,041		100,041
Other comprehensive income (loss), net of tax					(7,871)	(7,871)
Equity-based compensation expense			16,542			16,542
Common stock repurchased and retired	(1,106)	(1)	(15,699)	(48,910)		(64,610)
Common stock issued under equity award plans	615	—				—

Balance at December 31, 2016	24,485	$24	$71,505	$265,405	$(11,647)	$325,287

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2014	2015	2016
Cash flows from operating activities
Net earnings	$76,636	$94,672	$100,041
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	8,810	9,978	13,482
(Gain) loss on sale of property and equipment	46	3	116
Equity-based compensation expense	9,805	11,081	16,542
Excess tax benefits from equity-based payment arrangements	(14,834)	(12,024)	—
Deferred income taxes	(1,039)	(2,572)	(3,700)
Changes in operating assets and liabilities:
Inventories	1,102	(23,071)	(1,034)
Prepaid expenses and other assets	(3,789)	(2,047)	(9,610)
Income tax payable related to tax benefit from equity award activity	14,712	12,024	—
Accounts payable	(1,337)	2,481	(1,341)
Other liabilities	15,073	20,941	22,534

Net cash provided by (used in) operating activities	105,185	111,466	137,030
Cash flows from investing activities
Additions to notes receivable	(4,495)	(1,580)	(7)
Receipts on notes receivable	—	—	811
Purchases of investment securities held-to-maturity	(3,871)	—	—
Maturities of investment securities	12,511	—	—
Proceeds from sale of property and equipment	10	185	11
Purchases of property and equipment	(20,421)	(23,729)	(32,698)

Net cash provided by (used in) investing activities	(16,266)	(25,124)	(31,883)
Cash flows from financing activities
Proceeds from equity awards exercised	10,970	—	—
Excess tax benefits from equity-based payment arrangements	14,834	12,024	—
Repurchase of common stock	(138,819)	(61,181)	(64,610)
Borrowings on line of credit	30,000	—	73,700
Payments on line of credit	(30,000)	—	(73,700)
Deferred debt issuance costs	—	—	(250)

Net cash provided by (used in) financing activities	(113,015)	(49,157)	(64,860)
Effect of exchange rate changes on cash and cash equivalents	(2,121)	(5,101)	(7,723)

Net increase (decrease) in cash and cash equivalents	(26,217)	32,084	32,564
Cash and cash equivalents, beginning of period	137,343	111,126	143,210

Cash and cash equivalents, end of period	$111,126	$143,210	$175,774

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$136	$15	$323
Income taxes	26,955	35,782	52,579
Non-cash investing activities:
Credits on notes receivable	720	966	1,288
Accrued purchases of property and equipment	1,805	6,863	2,216

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

Use of estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates for the Company relate to revenue recognition, inventory obsolescence, goodwill and other intangible assets, equity-based compensation, income taxes, and contingent liabilities. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal year 2014 was a 53-week year. Fiscal years 2015 and 2016, were 52-week years. Fiscal year 2014 covered the period December 29, 2013 to January 3, 2015 (hereinafter 2014). Fiscal year 2015 covered the period January 4, 2015 to January 2, 2016 (hereinafter 2015). Fiscal year 2016 covered the period January 3, 2016 to December 31, 2016 (hereinafter 2016).

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

        As of January 2, 2016 and December 31, 2016, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	January 2, 2016
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$14,460	$14,460	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	33	—	33	—

	$14,493	$14,460	$33	$—

		Fair Value Measurements Using
		Inputs
	December 31, 2016
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$27,917	$27,917	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	4	—	4	—

	$27,921	$27,917	$4	$—

        There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2015 and 2016.

        The majority of the Company's non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. For the years ended 2014, 2015, and 2016, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

        At January 2, 2016 and December 31, 2016, the Company's financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. The carrying value of the notes receivable approximate fair value because the variable interest rates in the notes reflect current market rates.

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

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of January 2, 2016 and December 31, 2016 consisted primarily of money market fund investments and amounts receivable from credit card processors.

        Amounts receivable from credit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of January 2, 2016 and December 31, 2016 totaled $12,516 and $11,659, respectively.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,080 as of January 2, 2016, and $2,880 as of December 31, 2016. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration for Industry & Commerce of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in the "Other assets" line item in the Company's consolidated balance sheets.

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

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts Receivable is included in the "Prepaid expenses and other current assets" line item in the Company's consolidated balance sheets.

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

Notes receivable

        Notes receivable consists primarily of a secured loan to a third-party supplier of the Company's nutrition bars and are included in the "Other assets" line item in the Company's consolidated balance sheets. The Company has extended non-revolving credit to this supplier to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars. This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties. Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value. Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA's nutrition bars. Manufacturing credits and cash payments applied during 2015 and 2016 were $966 and $1,860, respectively. There is no prepayment penalty. Notes receivable from this supplier as of January 2, 2016, and December 31, 2016, were $8,339, and $6,867, respectively.

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

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed. The first step involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. During 2014, 2015, and 2016, no impairment of goodwill was recorded.

Intangible assets

        Intangible assets represent long-lived and indefinite-lived intangible assets acquired in connection with the purchase of the Company's China subsidiary in 2010. Long-lived intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Long-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2014, 2015, and 2016, no impairment of indefinite-lived intangible assets was recorded.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $125 and aggregate claims that are greater than 100% of projected claims. A liability is accrued for all unpaid claims. Total expense under this self-insurance program was $7,019, $7,287 and $9,015 in 2014, 2015 and 2016, respectively.

Common stock and additional paid-in capital

        The Company records cash that it receives upon the exercise of equity awards by crediting common stock and additional paid-in capital. The Company received $10,970 in cash proceeds from the exercise of equity awards in 2014. There were no cash proceeds from the exercise of equity awards in

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2015 and 2016. The Company also realizes an income tax benefit from the exercise of certain equity awards.

        Upon exercise, the related deferred tax assets are reversed and the difference between the deferred tax assets and the realized tax benefit creates a tax windfall or shortfall that increases or decreases income tax expense. The total tax benefit recorded in income tax expense was $9,140, in 2016. Prior to 2016, tax benefits from exercises of equity awards were recorded in additional paid-in capital and were $14,712 and $12,024, in 2014 and 2015, respectively. See Recent Accounting Pronouncements for discussion of this change in accounting principle

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 31, 2016, $35,390 was available to repurchase shares under this plan. During the years ended 2014, 2015, and 2016, the Company repurchased and retired 3,854 shares, 914 shares, and 1,106 shares for an aggregate price of $138,819, $61,181, and $64,610, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

        The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is delivered and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Deferred revenue is recognized at the estimated point of delivery of the merchandise. On the occasion that will-call orders are not picked up by customers, we periodically assess the likelihood that customers will exercise their contractual right to pick up orders and recognize revenue when the likelihood is estimated to be remote. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. Sales discounts earned under USANA's initial order reward program are considered part of a multiple element revenue arrangement and accordingly are deferred when the first order is placed and recognized as customers place their subsequent two Auto Orders. A provision for product returns and allowances is recorded and is based on historical experience. Additionally, the Company collects an annual account renewal fee from Associates that is deferred upon receipt and is recognized as revenue on a straight-line basis over the subsequent twelve-month period.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product return policy

        All first-time product orders, regardless of condition, that are returned within the first 30 days following purchase are refunded at 100% of the sales price. After the first order, all other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. Product returns totaled approximately 0.8%, 0.6%, and 0.7% of net sales in 2014, 2015, and 2016, respectively.

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

Equity-based compensation

        The Company records compensation expense in the financial statements for equity-based awards based on the grant date fair value. Equity-based compensation expense is recognized under the straight-line method over the period that service is provided, which is generally the vesting term. Further information regarding equity awards can be found in Note J—Equity-Based Compensation.

Advertising

        Advertising costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Advertising expense totaled $4,942, $13,766, and $12,266 in 2014, 2015, and 2016, respectively.

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $5,128, $6,420, and $8,842 in 2014, 2015, and 2016, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share and stock split

        Basic earnings per common share (EPS) are based on the weighted-average number of common shares that were outstanding during each period. Diluted earnings per common share include the effect of potentially dilutive common shares calculated using the treasury stock method, which include in-the-money, equity-based awards that have been granted but have not been issued. Weighted average shares outstanding for all years presented reflect a two-for-one stock split effective November 22, 2016.

Recent Accounting Pronouncements

  Adopted accounting pronouncements

        In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted at the beginning of an interim or annual period and requires either a prospective or retrospective approach to adoption. The Company elected to early adopt ASU 2015-17 during the quarter ended April 2, 2016. As a result of the adoption, current deferred tax assets and current deferred tax liabilities were reclassified to noncurrent deferred taxes. The adoption of ASU 2015-17 was on a prospective basis and therefore had no impact on prior periods.

        In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 was issued as part of the FASB's simplification initiative aimed at reducing costs and complexity while maintaining or improving the usefulness of financial information. This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and the entity must adopt all of the amendments in the same period. The Company elected to early adopt ASU 2016-09 during the quarter ended April 2, 2016. Following is a summary of the changes resulting from adopting this ASU:

        Forfeitures—Estimating forfeitures as part of the compensation cost accrual is no longer required. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The cumulative-effect of this change in election resulted in a decrease to retained earnings and an increase to additional paid-in capital of $934 as of the beginning of 2016. The tax effect of this adjustment increased the beginning balances for deferred tax assets and retained earnings by $333.

        Income Tax Accounting—Prior to adopting this ASU, all excess tax benefits resulting from exercise or settlement of share-based payment transactions were recognized in Additional paid-in capital ("APIC") and accumulated in an APIC pool. Any tax deficiencies were either offset against the APIC

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pool, or were recognized in the income statement if no APIC pool was available. Under the new amendments, the APIC pool has been eliminated and all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement prospectively. Accordingly, prior periods have not been adjusted. The calculation of diluted earnings per share under the treasury stock method no longer includes the estimated excess tax benefits and tax deficiencies that were recorded in APIC. Additionally, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

        Statement of Cash Flow Presentation—Historically, excess tax benefits on the statement of cash flows have been presented as a cash inflow from financing activities and a cash outflow from operating activities. The ASU simplifies the presentation of excess tax benefits on the statements of cash flow requiring that excess tax benefits be classified along with other income tax cash flows as an operating activity. As part of the transition, entities may elect the cash flow presentation changes using either a prospective or retrospective application. The Company has elected to present the changes on a prospective basis, and as such, the excess tax benefits from equity-based payment arrangements in the Condensed Consolidated Statements of Cash Flows have not been adjusted for prior periods to conform with the current presentation. The excess tax benefits from equity-based payment arrangements during 2016 totaled $9,140 and are reflected in net earnings of the operating activities section of the Consolidated Statements of Cash Flows.

        The net impact of the early adoption of this standard increased net earnings by approximately $8,600 and diluted earnings per share by $0.30 for 2016.

  Issued accounting pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a decision to defer the effective date of this ASU. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company plans to adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach.

        The company continues to evaluate the impact of this ASU on the specific areas that apply to the Company and their potential impact to our processes, accounting, financial reporting, disclosures and controls. At this point, the Company has determined that the overall impact of adopting this ASU will not be material. This ASU will primarily involve updating revenue related internal control documentation and expanding revenue disclosures in our periodic filings. In addition to the documentation updates, the Company is considering a change in the methodology for deferring revenue

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on undelivered orders, which would not change the total amount of revenue recognized, but would accelerate the timing of when revenue is recognized. None of these changes are expected to have a material impact on the Company's financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement". This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not expect the adoption of ASU 2015-05 will have a material impact on its consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". For entities that do not measure inventory using the last-in, first-out or retail inventory method, ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements. The Company believes that adoption of this standard will likely have a material impact on its consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease obligations. Additional information on the Company's operating lease obligations can be found in Note I—Commitments and Contingencies.

        In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual and interim period in fiscal years beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its cash flows.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B—INVENTORIES

        Inventories consist of the following:

	January 2, 2016	December 31, 2016
Raw materials	$22,529	$26,186
Work in progress	8,701	9,455
Finished goods	34,889	29,169

	$66,119	$64,810

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	January 2, 2016	December 31, 2016
Prepaid insurance	$1,727	$1,475
Other prepaid expenses	3,862	7,755
Federal income taxes receivable	7,080	12,787
Miscellaneous receivables, net	4,704	4,257
Deferred commissions	3,305	5,399
Deferred tax assets	9,674	—
Other current assets	4,583	5,604

	$34,935	$37,277

NOTE D—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2014	2015	2016
Current
Federal	$22,362	$17,492	$(4,361)
State	1,056	464	756
Foreign	16,265	32,198	45,568

Total Current	39,683	50,154	41,963
Deferred
Federal	(1,096)	(5,220)	(6,813)
State	(43)	(155)	(67)
Foreign	473	3,138	3,428

Total Deferred	(666)	(2,237)	(3,452)

	$39,017	$47,917	$38,511

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2014, 2015, and 2016, is as follows:

	Year ended
	2014	2015	2016
Federal income taxes at statutory rate	$40,479	$49,906	$48,493
State income taxes, net of federal tax benefit	653	670	689
Excess tax benefits on equity awards	—	—	(9,140)
Qualified production activities deduction	(887)	(952)	(856)
Foreign rate differential	(603)	(461)	(337)
U.S. research credit	(293)	(425)	(339)
All other, net	(332)	(821)	1

	$39,017	$47,917	$38,511

        The significant categories of deferred taxes are as follows:

	January 2, 2016	December 31, 2016
Deferred tax assets
Inventory	$3,341	$3,315
Accruals not currently deductible	5,892	5,233
Equity-based compensation expense	4,476	7,198
Intangible assets	9,283	8,591
Accumulated other comprehensive income	988	3,943
Tax credit carry forwards	—	3,698
Net operating losses	110	424
Other	3,428	4,365

Gross deferred tax assets	27,518	36,767
Valuation allowance	(607)	(640)

Net deferred tax assets	26,911	36,127

Deferred tax liabilities
Depreciation/amortization	(6,137)	(7,016)
Prepaid expenses	(1,566)	(2,222)
Intangible assets	(9,283)	(8,591)
Other	(4,663)	(5,505)

Gross deferred tax liabilities	(21,649)	(23,334)

Net deferred taxes	$5,262	$12,793

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	January 2, 2016	December 31, 2016
Net current deferred tax assets	$9,674	$—
Net noncurrent deferred tax assets	9,844	18,292
Net current deferred tax liabilities	(4,434)	—
Net noncurrent deferred tax liabilities	(9,822)	(5,499)

Net deferred taxes	$5,262	$12,793

        At December 31, 2016, the Company had foreign operating loss carry forwards of approximately $1,444. If these operating losses are not used, a portion of them will begin to expire in 2017. A valuation allowance of $424 has been placed on these foreign operating loss carry forwards. The valuation allowance is determined using a more likely than not realization criteria and is based upon all available positive and negative evidence, including future reversals of temporary differences. A future increase or decrease in the current valuation allowance is not expected to impact the income tax provision due to the Company's ability to fully utilize foreign tax credits associated with taxable income in these jurisdictions.

        Also at December 31, 2016, the Company reported U.S. foreign tax credit carry forwards of $3,351. These foreign tax credits can carry forward for 10 years and will not expire until 2026. The Company also reported $339 of U.S. research credit carry forwards. These research credit carry forwards can be carried forward for 20 years and will not expire until 2036. Because these carry-forward credits are expected to be utilized before expiration, no valuation allowance has been provided.

        The Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations that arose during 2016 and in prior years as the Company considers these earnings to be indefinitely reinvested. As of December 31, 2016, the undistributed earnings of these subsidiaries was $19,597. The repatriation of these earnings would result in a tax liability to the Company of approximately $3,083.

        The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of January 2, 2016 and December 31, 2016, the Company had no significant unrecognized tax benefits.

        From time to time, the Company is subject to federal, state, and foreign tax authority income tax examinations. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2013 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is on-going.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	January 2, 2016	December 31, 2016
Buildings	39.5	$38,242	$70,719
Laboratory and production equipment	5 - 7	27,027	29,697
Sound and video library	5	600	600
Computer equipment and software	3 - 5	34,497	41,801
Furniture and fixtures	3 - 5	5,214	6,164
Automobiles	3 - 5	385	369
Leasehold improvements	3 - 5	11,591	11,701
Land improvements	15	2,052	2,626

		119,608	163,677
Less accumulated depreciation and amortization		71,030	75,792

		48,578	87,885
Land		6,361	6,286
Deposits and projects in process		33,043	7,096

		$87,982	$101,267

        Depreciation of property and equipment was $8,414, $9,034, and $11,878, for the years ended 2014, 2015, and 2016, respectively.

NOTE F—INTANGIBLE ASSETS

        The Company performed its annual goodwill impairment test during the third quarter of 2016. The Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required and no impairments of goodwill were recognized in 2016.

        The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2016. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, the quantitative impairment test was not required and no impairments of indefinite-lived intangible assets were recognized in 2016.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill are as follows:

	January 2, 2016	December 31, 2016
Balance at beginning of year:
Gross goodwill	$17,941	$17,432
Accumulated impairment losses	—	—

Net goodwill as of beginning of year	17,941	17,432
Goodwill acquired during the year	—	—
Impairment loss	—	—
Currency translation adjustment	(509)	(717)

Balance as of end of year
Gross goodwill	17,432	16,715
Accumulated impairment losses	—	—

Net goodwill as of end of year	$17,432	$16,715

        Intangible assets consist of the following:

	As of January 2, 2016
	Gross amount	Accumulated amortization	Net carrying amount	Weighted- amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,086	$(2,205)	$1,881	10
Product formulas	9,010	(489)	8,521	8
Indefinite-lived intangible assets
Direct sales license	27,867		27,867

	$40,963		$38,269

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—INTANGIBLE ASSETS (Continued)

	As of December 31, 2016
	Gross amount	Accumulated amortization	Net carrying amount	Weighted- amortization period (years)
Amortized intangible assets
Trade name and trademarks	$3,820	$(2,440)	$1,380	10
Product formulas	8,424	(1,512)	6,912	8
Indefinite-lived intangible assets
Direct sales license	26,057		26,057

	$38,301		$34,349

Estimated Amortization Expense:
2017	$1,435
2018	1,435
2019	1,435
2020	1,288
2021	1,053
Thereafter	1,646

	$8,292

        Aggregate amortization of intangible assets was $431, $900, and $1,500, for the years ended 2014, 2015, and 2016, respectively.

NOTE G—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	January 2, 2016	December 31, 2016
Associate incentives	$38,852	$52,594
Accrued employee compensation	24,489	23,135
Income taxes	5,561	5,676
Sales taxes	10,109	11,774
Deferred tax liabilities	4,434	—
Associate promotions	2,712	2,916
Deferred revenue	17,637	21,464
Provision for returns and allowances	521	696
Accrued purchases of property and equipment	6,863	2,216
All other	10,191	8,980

	$121,369	$129,451

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—LINE OF CREDIT

        The Company has a $75,000 line of credit with Bank of America. Interest is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank of America, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company's consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000 and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,153, and $5,241 reduction in the available borrowing limit as of January 2, 2016 and December 31, 2016, respectively, due to existing normal course of business guarantees in certain markets.

        There was no outstanding balance on this line of credit at January 2, 2016 or at December 31, 2016. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE I—COMMITMENTS AND CONTINGENCIES

1.
Operating leases

        With the exception of the Company's Salt Lake City headquarters, Australia facility, Beijing, China facility and Tianjin, China facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expire prior to or during 2020. The Company utilizes equipment under non-cancelable operating leases, expiring through 2019. The minimum commitments under operating leases at December 31, 2016 are as follows:

Year ending
2017	$10,391
2018	5,999
2019	2,790
2020	544
2021	232
Thereafter	32

$19,988

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $11,129, $10,503, and $10,153 for the years ended 2014, 2015, and 2016, respectively.

        The Company has other unconditional purchase obligations relating to capital projects and advertising agreements of $5,877 that will be paid in the next year.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—COMMITMENTS AND CONTINGENCIES (Continued)

2.
Contingencies

        The Company is involved in various lawsuits, claims, and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at December 31, 2016 as the Company does not consider any contingency to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

        In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of our directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA's behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company's Board of Directors in February 2014. In October 2014, The Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the Company's case to the Utah Court of Appeals. In December 2016, the Court of Appeals certified the case to the Utah Supreme Court, confirming the Company's belief that this case addresses a new issue under Utah law. The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit. The Company continues to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

        On February 7, 2017, the Company disclosed on Form 8-K that it is conducting a voluntary internal investigation regarding its BabyCare operations in China. In connection with this investigation, the Company expects to continue to incur costs in conducting the on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against it or any of its current or former officers or directors. The Company has voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and intends to provide additional information to both agencies as the investigation progresses. Because the internal investigation is in its early stage, the Company cannot predict the duration, scope, or result of the investigation. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

        On February 13, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Utah, with the plaintiff, April Rumbaugh, alleging that the Company failed to disclose that (i) the Company's BabyCare subsidiary had engaged in improper reimbursement

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—COMMITMENTS AND CONTINGENCIES (Continued)

practices in China, (ii) these practices constituted violations of the FCPA, (iii) as such, the Company's China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny. The lawsuit names as defendants the Company; our former Co-Chief Executive Officer, David A. Wentz; and our Chief Financial Officer, Paul A. Jones. On behalf of herself and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff seeks, among other things, an award of damages, interest, reasonable attorneys' fees, expert fees, and other costs. The Company believes that the action is without merit, and intend to vigorously defend against all claims asserted.

3.
Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $1,324, $1,458, and $1,594 for the years ended 2014, 2015, and 2016, respectively.

NOTE J—EQUITY-BASED COMPENSATION

        On October 25, 2016, the Company declared a two-for-one stock split of its common stock that was distributed in the form of a stock dividend on November 22, 2016 to shareholders of record as of November 14, 2016. All existing equity award agreements provide that the number of shares of common stock and the respective exercise price covered by each outstanding option agreement be proportionately adjusted for a stock split or similar event. Equity award data in the following has been adjusted to reflect the stock split.

        Equity-based compensation expense was $9,805, $11,081, and $16,542 for fiscal years 2014, 2015, and 2016, respectively. The related tax benefit for these periods was $3,308, $3,766, and $5,540, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 31, 2016. This table does not include an estimate for future grants that may be issued.

2017	$15,765
2018	13,306
2019	9,778
2020	3,642
2021+	1,978

$44,469

        The cost above is expected to be recognized over a weighted-average period of 3.3 years.

        The Company's 2015 Equity Incentive Award Plan (the "2015 Plan"), which was approved by the shareholders at the Annual Shareholders' Meeting held on May 8, 2015, allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, deferred stock units, and other types of equity-based awards to the Company's officers, key employees, and non-employee directors. Prior to the approval of the 2015 plan, the Company maintained a 2006 Equity Incentive Award Plan (the "2006" Plan"), which expired in April of 2016. The 2015 Plan replaced the 2006 Plan for all future grants, and no new awards have been granted under the 2006 Plan.

        At the inception of the 2015 Plan, 13,839 awards had been granted under the 2006 Plan, of which 13,595 were stock-settled stock appreciation rights, 15 were stock options, and 229 were deferred stock units. Also, at the inception of the 2015 Plan, 2,551 awards had been forfeited. Under the 2015 Plan, 10,000 shares have been authorized. As of December 31, 2016, 2,773 awards had been granted under the 2015 Plan, of which 2,752 were stock-settled stock appreciation rights, and 21 were deferred stock units. Also, as of December 31, 2016, a total of 612 awards had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.

        The Company's Compensation Committee utilizes two types of vesting methods when granting awards to officers and key employees under the 2015 Plan based upon the nature of the grant. Awards granted to officers and key employees upon hire or promotion to such a position generally vest 20% each year on the anniversary of the grant date and expire five and one-half years from the date of grant. Awards granted as a supplement to existing equity awards held by officers and key employees will generally vest 50% each year beginning on the first grant date anniversary following the final vesting of previous grants. The expiration of these supplemental awards is generally within 12 months following the last vest date of such award. Awards of stock options and stock-settled stock appreciation rights to be granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. The expiration of these awards is generally within 12 months following the last vest date of the previous award. Awards of deferred stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates. Beginning in 2015, certain new grants of stock-settled stock appreciation rights became subject to a mandatory post-vesting holding requirement of 10% of the shares derived upon exercise for the sooner of five years following the exercise or at such time the grantee no longer

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

qualifies as a participant under the Plan. As a result of this requirement, the Company has included an illiquidity discount in the fair value calculation of these awards.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its equity awards. The weighted-average fair value, net of illiquidity discount, of stock-settled stock appreciation rights that was $9.46, $23.50, and $22.99, granted in 2014, 2015, and 2016, respectively.

        Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of equity awards that were granted during the periods indicated. Deferred stock units are full-value shares at the date of grant and have been excluded from the table below.

	Year ended
	2014	2015	2016
Expected volatility(1)	40.2%	44.0%	47.5%
Risk-free interest rate(2)	1.2%	1.3%	1.1%
Expected life(3)	3.6 yrs.	3.8 yrs.	3.7 yrs.
Expected dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average exercise price(5)	$60.61	$67.71	$63.16

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

(5)
Exercise price is the closing price of the Company's common stock on the date of grant.

        A summary of the Company's stock option and stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 2, 2016	4,351	$47.34	3.3	$83,475
Granted	742	63.16
Exercised	(971)	25.68
Forfeited	(731)	58.05
Expired	—	—

Outstanding at December 31, 2016	3,391	$54.69	3.1	$36,169

Exercisable at December 31, 2016	335	$37.69	1.6	$8,112

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at January 2, 2016, and December 31, 2016, was $63.88 and $61.20, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

        The total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $51,795 in 2014, $41,548 in 2015, and $38,198 in 2016. The Company currently has no deferred stock units that are nonvested.

        The total fair value of equity awards that vested was $7,568, $7,184, and $11,481, for the years ended 2014, 2015, and 2016 respectively. This total fair value includes equity-based awards issued in the form of stock-settled stock appreciation rights.

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

	Year Ended
	2014	2015	2016
USANA® Nutritionals	79%	81%	83%
USANA Foods	13%	11%	10%
Sensé—beautiful science®	7%	7%	6%

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

  •
  Greater China—Hong Kong, Taiwan and China(1)

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia(2)

  •
  North Asia—Japan and South Korea

  •
  Americas and Europe—United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.

(1)
The Company's business in China is that of BabyCare, its wholly-owned subsidiary.

(2)
The Company commenced operations in Indonesia in the fourth quarter of 2015.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region is listed below:

	Year Ended
	2014	2015	2016
Net Sales to External Customers
Asia Pacific
Greater China	$326,134	$441,284	$502,299
Southeast Asia Pacific	177,940	183,828	206,124
North Asia	32,667	39,751	46,023

Asia Pacific Total	536,741	664,863	754,446
Americas and Europe	253,730	253,636	251,637

Consolidated Total	$790,471	$918,499	$1,006,083

	January 2, 2016	December 31, 2016
Long-lived Assets
Asia Pacific
Greater China	$94,792	$94,537
Southeast Asia Pacific	13,463	13,204
North Asia	1,938	1,884

Asia Pacific Total	110,193	109,625
Americas and Europe	58,936	64,864

Consolidated Total	$169,129	$174,489

Total Assets
Asia Pacific
Greater China	$231,018	$255,214
Southeast Asia Pacific	40,038	45,896
North Asia	6,695	9,646

Asia Pacific Total	277,751	310,756
Americas and Europe	145,486	159,886

Consolidated Total	$423,237	$470,642

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION (Continued)

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2014	2015	2016
Net sales:
China	$216,842	$371,737	$437,386
United States	$140,457	$140,057	$130,427
Long-lived Assets:
China		$92,835	$91,909
United States		$57,797	$63,654

NOTE L—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2015 and 2016.

2015	First	Second	Third	Fourth
Net sales	$219,378	$233,244	$233,292	$232,585
Gross profit	$181,014	$193,155	$192,244	$192,404
Net earnings	$19,680	$25,416	$25,609	$23,967
Earnings per share:
Basic	$0.78	$1.00	$1.00	$0.95
Diluted	$0.75	$0.96	$0.96	$0.92

2016	First	Second	Third	Fourth
Net sales	$240,449	$258,514	$254,219	$252,901
Gross profit	$197,529	$212,544	$209,240	$206,580
Net earnings	$22,299	$25,762	$30,098	$21,882
Earnings per share:
Basic	$0.92	$1.08	$1.24	$0.90
Diluted	$0.89	$1.03	$1.20	$0.87

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Year Ended
	2014	2015	2016
Net earnings available to common shareholders	$76,636	$94,672	$100,041

Weighted average common shares outstanding—basic	26,443	25,460	24,185
Dilutive effect of in-the-money equity awards	934	895	862

Weighted average common shares outstanding—diluted	27,377	26,355	25,047

Earnings per common share from net earnings—basic	$2.90	$3.72	$4.14

Earnings per common share from net earnings—diluted	$2.80	$3.59	$3.99

        Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2014	2015	2016
574	786	2,242

NOTE N—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of December 31, 2016, Gull Global, Ltd. owned 51.45% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz's private entity, Sanoviv S.A. de C.V. ("Sanoviv"), contracts with Medicis, S.C. ("Medicis"), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Medicis and Medicis carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Medicis medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

        Medicis performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Medicis provides physicians and other medical staff to speak at USANA Associate events. Finally, Medicis performs health assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Medicis $239, $383, and $322 in 2014, 2015, and 2016, respectively. The Company's agreements with Medicis were approved by the Audit Committee in advance of the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—RELATED-PARTY TRANSACTIONS (Continued)

Company's entry into the agreements. USANA's collaboration with Medicis is terminable at will by USANA at any time, without any continuing commitment by USANA.

        The Company has had a long-standing relationship with Drive Marketing, a promotional product distributor located in Sandy, Utah. Drive Marketing provides the Company with customized products for Associate recognition. The Company paid Drive Marketing $566, $420, and $523 in 2014, 2015 and 2016, respectively. During 2016, Drive Marketing hired Nathan Guest as a sales representative for its various network marketing accounts, including the Company's account. Nathan Guest is the son of Kevin Guest, the Company's CEO. Drive Marketing is one of many promotional product distributors utilized by the Company. The Company's relationship with Drive Marketing is terminable at will by the Company at any time without any continuing commitment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
January 3, 2015
Allowance for sales returns	591	194	—	67	718
Allowance for doubtful accounts	1,880	26	—	118	1,788
Valuation allowance—deferred tax assets	530	—	—	4	526
January 2, 2016
Allowance for sales returns	718	49	—	246	521
Allowance for doubtful accounts	1,788	162	—	14	1,936
Valuation allowance—deferred tax assets	526	81	—	—	607
December 31, 2016
Allowance for sales returns	521	213	—	38	696
Allowance for doubtful accounts	1,936	220	—	1,413	743
Valuation allowance—deferred tax assets	607	33	—	—	640