Form 10-Q
period 2017-04-01
USANA HEALTH SCIENCES INC
filed 2017-05-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 24,523,449.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 1, 2017

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 31,	April 1,
	2016	2017

ASSETS
Current assets
Cash and cash equivalents	$175,774	$176,320
Inventories	64,810	69,680
Prepaid expenses and other current assets	37,277	33,161
Total current assets	277,861	279,161

Property and equipment, net	101,267	102,035

Goodwill	16,715	16,801
Intangible assets, net	34,349	34,273
Deferred tax assets	18,292	17,321
Other assets	22,158	22,422
	$470,642	$472,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,040	$8,839
Other current liabilities	129,451	102,023
Total current liabilities	138,491	110,862

Deferred tax liabilities	5,499	5,952
Other long-term liabilities	1,365	1,266

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 24,485 as of December 31, 2016 and 24,523 as of April 1, 2017	24	24
Additional paid-in capital	71,505	75,703
Retained earnings	265,405	286,763
Accumulated other comprehensive income (loss)	(11,647)	(8,557)
Total stockholders’ equity	325,287	353,933
	$470,642	$472,013

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 2,	April 1,
	2016	2017

Net sales	$240,449	$255,323
Cost of sales	42,920	42,654

Gross profit	197,529	212,669

Operating expenses:
Associate incentives	107,394	115,781
Selling, general and administrative	56,631	64,001

Total operating expenses	164,025	179,782

Earnings from operations	33,504	32,887

Other income (expense):
Interest income	438	483
Interest expense	(202)	(10)
Other, net	(732)	9

Other income (expense), net	(496)	482

Earnings before income taxes	33,008	33,369

Income taxes	10,709	12,011

Net earnings	$22,299	$21,358

Earnings per common share
Basic	$0.92	$0.87
Diluted	$0.89	$0.86

Weighted average common shares outstanding
Basic	24,204	24,499
Diluted	25,183	24,976

Comprehensive income:

Net earnings	$22,299	$21,358

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,131	3,297
Tax benefit (expense) related to foreign currency translation adjustment	(700)	(207)

Other comprehensive income (loss), net of tax	1,431	3,090

Comprehensive income	$23,730	$24,448

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 1, 2017

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2016	24,485	$24	$71,505	$265,405	$(11,647)	$325,287

Net earnings				21,358		21,358
Other comprehensive income (loss), net of tax					3,090	3,090
Equity-based compensation expense			4,198			4,198
Common stock issued under equity award plans	38	—				—

Balance at April 1, 2017	24,523	$24	$75,703	$286,763	$(8,557)	$353,933

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2,	April 1,
	2016	2017

Cash flows from operating activities
Net earnings	$22,299	$21,358
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,520	3,466
(Gain) loss on sale of property and equipment	39	(10)
Equity-based compensation expense	4,609	4,198
Deferred income taxes	(1,932)	1,380
Changes in operating assets and liabilities:
Inventories	(392)	(3,265)
Prepaid expenses and other assets	1,033	3,756
Accounts payable	(2,081)	263
Other liabilities	(13,624)	(29,245)

Net cash provided by (used in) operating activities	13,471	1,901

Cash flows from investing activities
Additions to notes receivable	(3)	—
Receipts on notes receivable	49	107
Proceeds from sale of property and equipment	—	10
Purchases of property and equipment	(8,971)	(3,381)

Net cash provided by (used in) investing activities	(8,925)	(3,264)

Cash flows from financing activities
Repurchase of common stock	(64,610)	—
Borrowings on line of credit	71,000	—
Payments on line of credit	(5,000)	—
Deferred debt issuance costs	(250)	—

Net cash provided by (used in) financing activities	1,140	—

Effect of exchange rate changes on cash and cash equivalents	1,605	1,909

Net increase (decrease) in cash and cash equivalents	7,291	546

Cash and cash equivalents, beginning of period	143,210	175,774

Cash and cash equivalents, end of period	$150,501	$176,320

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$147	$2
Income taxes	8,587	10,087
Cash received during the period for:
Income tax refund	—	4,700
Non-cash investing activities:
Credits on notes receivable	505	191
Accrued purchases of property and equipment	2,655	—

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe.  Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan, and South Korea.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2016, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of April 1, 2017 and results of operations for the three months ended April 2, 2016 and April 1, 2017.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the three months ended April 1, 2017, may not be indicative of the results that may be expected for the fiscal year 2017 ending December 30, 2017.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The ASU is effective for annual and interim reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company adopted ASU 2015-05 during the quarter ended April 1, 2017 and the adoption of the standard did not have an impact on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  For entities that do not measure inventory using the last-in, first-out or retail inventory method, ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The ASU is effective for annual and interim reporting periods beginning after December 15, 2016.  The Company adopted ASU 2015-11 during the quarter ended April 1, 2017 and the adoption of the standard did not have a material impact on its consolidated financial statements.

Issued accounting pronouncements

In May 2014, the FASB issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a decision to defer the effective date of this ASU. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.  The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).  The Company plans to adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach.

The Company continues to evaluate the impact of this ASU on the specific areas that apply to the Company and their potential impact to its processes, accounting, financial reporting, disclosures, and controls.  At this point, the Company has determined that the overall impact of adopting this ASU will not be material.  This ASU will primarily involve updating revenue related internal control documentation and expanding revenue disclosures in our periodic filings.  In addition to the documentation updates, the Company is considering a change in the methodology for deferring revenue on undelivered orders, which would not change the total amount of revenue recognized, but would accelerate the timing of when revenue is recognized. None of these changes are expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its statement of cash flows.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill.  Instead, the under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 31, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$27,917	$27,917	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	4	—	4	—

	$27,921	$27,917	$4	$—

		Fair Value Measurements Using
		Inputs
	April 1, 2017	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$80,749	$80,749	$—	$—
Foreign currency contracts included in other current liabilities	(320)	—	(320)	—

	$80,429	$80,749	$(320)	$—

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES - CONTINUED

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 31, 2016 and April 1, 2017, there were no non-financial assets measured at fair value on a non-recurring basis.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	April 1,
	2016	2017

Raw materials	$26,186	$27,219
Work in progress	9,455	8,692
Finished goods	29,169	33,769

	$64,810	$69,680

NOTE D — OTHER ASSETS

Other assets consists primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars.  This relationship provides improved supply chain stability for USANA and creates a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and will be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  Notes receivable from this supplier as of December 31, 2016, and April 1, 2017 were $6,867 and $6,772, respectively.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE E — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America.  Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank.  On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank of America, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company’s consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000 and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.  The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation.  This resulted in a $5,241, and $4,464 reduction in the available borrowing limit as of December 31, 2016 and April 1, 2017, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 31, 2016 or at April 1, 2017.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE F — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.  The Company records a liability when a particular contingency is probable and estimable.  The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.  While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of the Company’s directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014. In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the case to the Utah Court of Appeals.  In December 2016, the Court of Appeals certified the case to the Utah Supreme Court, confirming the Company’s belief that this case addresses a new issue under Utah law.  Oral arguments with the Supreme Court have been scheduled for May 10, 2017.  The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit.  The Company continues to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — CONTINGENCIES - CONTINUED

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

On February 13, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Utah, with the plaintiff, Chi Wah, alleging that the Company failed to disclose that (i) the Company’s BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the FCPA, (iii) as such, the Company’s China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny.  The lawsuit names as defendants the Company; our former Co-Chief Executive Officer, David A. Wentz; and our Chief Leadership Development Officer, Paul A. Jones (formerly our Chief Financial Officer).  On behalf of the plaintiff, and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The plaintiff seeks, among other things, an award of damages, interest, reasonable attorneys’ fees, expert fees, and other costs.  The Company believes that the action is without merit, and intends to vigorously defend against all claims asserted.

Chinese regulators regularly make inquiries about the business activities of direct sellers in China and have done so with the Company’s operating subsidiary in China, BabyCare, Ltd.  There have been instances where inquiries or complaints about BabyCare’s business have resulted in the payment of fines by BabyCare.  For instance, during the first quarter of 2017, an inquiry from a provincial-level regulator was received and promptly resolved by BabyCare.  A fine was issued in a BabyCare Associate’s name and paid by BabyCare in connection with resolving this matter.  The fine was not quantitatively material.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended
	April 2,	April 1,
	2016	2017

Net earnings available to common shareholders	$22,299	$21,358

Weighted average common shares outstanding - basic	24,204	24,499

Dilutive effect of in-the-money equity awards	979	477

Weighted average common shares outstanding - diluted	25,183	24,976

Earnings per common share from net earnings - basic	$0.92	$0.87

Earnings per common share from net earnings - diluted	$0.89	$0.86

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
April 2,	April 1,
2016	2017
2,190	2,179

During the three months ended April 2, 2016, the Company repurchased and retired 553 shares, for $64,610, under the Company’s share repurchase plan.  There were no share repurchases made during the three months ended April 1, 2017.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of April 1, 2017, the remaining approved repurchase amount under the stock repurchase plan was $35,390.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended
	April 2,	April 1,
	2016	2017

USANA® Nutritionals	82%	85%
USANA Foods	10%	8%
Sensé — beautiful science®	7%	6%

Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific —

•                  Greater China — Hong Kong, Taiwan and China(1)

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended
	April 2,	April 1,
	2016	2017

Net Sales to External Customers

Asia Pacific
Greater China	$116,998	$131,738
Southeast Asia Pacific	48,861	50,406
North Asia	10,560	12,956
Asia Pacific Total	176,419	195,100

Americas and Europe	64,030	60,223

Consolidated Total	$240,449	$255,323

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	April 2,	April 1,
	2016	2017

Net sales:
China	$100,499	$115,457
United States	$34,702	$30,166

	As of
	December 31,	April 1,
	2016	2017
Long-lived assets:
China	$91,909	$92,178
United States	$63,654	$63,952

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of April 1, 2017, we had approximately 574,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific

•                  Greater China — Hong Kong, Taiwan, and China(1)

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

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

	Three Months Ended
	April 2, 2016	April 1, 2017

Product Line
USANA® Nutritionals
Essentials	20%	20%
Optimizers	62%	65%
USANA Foods	10%	8%
Sensé — beautiful science®	7%	6%
All Other	1%	1%

Key Product
USANA® Essentials	13%	13%
Proflavanol®	13%	15%
BiOmega-3™	13%	15%

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

To further support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system.  These meetings are designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team.  We also provide low cost sales tools, including online sales, business management, and training tools, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.  Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the three months ended April 1, 2017, net sales outside of the United States represented 88.2% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must increase either the number or the productivity of our active Customers.  Increasing the productivity of our active Customers has not been our primary focus.  Rather, we seek to increase the number of active Customers who use and sell our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 90% of product sales during the three months ended April 1, 2017; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

During the quarter, we continued to pursue our objective of enhancing our Preferred Customer program by initiating our Preferred Customer Invitation Plan in the United States.  Under this plan, we invited active Associates in the United States, who met certain criteria, to become Preferred Customers.  For many years, we have collected and analyzed a variety of data on our active Associates.  This data, along with our communications with Associates, suggest that we have a significant population of individuals who historically joined the Company as Associates but are interested only in purchasing our products for their personal consumption.  Our Preferred Customer Invitation Plan reflects our philosophy that treating individuals who desire only to be customers as customers is beneficial to both the customer and the Company.  Doing so will allow us to further personalize the Company to the customer and enhance our overall customer service to them.  To that effect, during the first quarter, 16,000 active Associates in the United States became Preferred Customers pursuant to our invitation plan.  During the remainder of 2017, we will offer the same invitation to Associates in our other markets around the world.

The tables below summarize the changes in our active Customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	April 2, 2016		April 1, 2017		Prior Year	Change

Asia Pacific:
Greater China	245,000	56.1%	285,000	61.7%	40,000	16.3%
Southeast Asia Pacific	88,000	20.1%	88,000	19.0%	—	0.0%
North Asia	15,000	3.4%	19,000	4.1%	4,000	26.7%
Asia Pacific Total	348,000	79.6%	392,000	84.8%	44,000	12.6%

Americas and Europe (1)	89,000	20.4%	70,000	15.2%	(19,000)	(21.3)%

	437,000	100.0%	462,000	100.0%	25,000	5.7%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	April 2, 2016		April 1, 2017		Prior Year	Change

Asia Pacific:
Greater China	5,000	5.3%	5,000	4.5%	—	0.0%
Southeast Asia Pacific	13,000	13.8%	14,000	12.5%	1,000	7.7%
North Asia	10,000	10.7%	11,000	9.8%	1,000	10.0%
Asia Pacific Total	28,000	29.8%	30,000	26.8%	2,000	7.1%

Americas and Europe (1)	66,000	70.2%	82,000	73.2%	16,000	24.2%

	94,000	100.0%	112,000	100.0%	18,000	19.1%

(1)  Pursuant to the Preferred Customer Invitation Plan in the United States, 16,000 active Associates became Preferred Customers during the current quarter.

Current Focus and Recent Developments

Our primary objective is to increase the number of active Customers who use our products throughout the world.  We have several strategies in place to support this objective, including:

•                  Future product and technology innovation that supports our desire to personalize our customer’s overall experience with USANA that would encompass our product offering, Associate Compensation Plan, and online business environment;

•                  Expansion in China, where we plan to continue devoting significant time and resources on growing this market;

•                  Enhancing our information technology systems and infrastructure to support our growing active Customer base and to further improve our active Customers’ experience of doing business with us around the world as well as to prepare for future growth and expansion;

•                  Development and offering of market-specific incentives and promotions for our Associates to incent sales and active Customer growth around the world;

•                  Enhancing our Preferred Customer Program by initiating our Preferred Customer Invitations Plan in the United States and the rest of our markets around the world throughout 2017; and

•                  Increasing our brand recognition, which includes our relationship as a Trusted Partner and Sponsor of The Dr. Oz Show, our partnership with the Women’s Tennis Association, and our sponsorship of the U.S. Ski Team; to make it easier for our Associates to talk about USANA with potential customers.

At our 2016 International Convention, we introduced one of the greatest product innovations in our history with the launch of our Incelligence™ product platform.  Incelligence™ is USANA’s proprietary, patent-pending, technology that is designed to support your body’s natural ability to nourish, protect and renew itself.  As part of our Incelligence™ platform, we also launched our new flagship multivitamin, CellSentials™.  Incelligence™ is a key part of our growth strategy and has already been launched in 10 markets around the world with an additional six market launches planned during the remainder of 2017 and into 2018.  Incelligence™ will eventually be offered in China upon regulatory approval.

Non-GAAP Financial Measures

Constant currency net sales, earnings, EPS and other currency-related financial information (collectively, “Financial Results”) are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of the Company’s Financial Results and thus provide investors an additional perspective on trends and underlying business results.  Constant currency Financial Results are calculated by translating the current period’s Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s Financial Results. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2017 increased 6.2% to $255.3 million, an increase of $14.9 million, compared with the first quarter of 2016.  This increase was driven by higher product sales volume resulting primarily from strong active Customer growth in our Asia Pacific region, and by annual product price adjustments.  This increase in net sales during the first quarter of 2017 was partially offset by unfavorable changes in currency exchange rates that reduced net sales for the quarter by $6.2 million.

Net earnings for the first quarter of 2017 decreased 4.2% to $21.4 million, a decrease of $0.9 million, compared with the first quarter of 2016.  The decrease in net earnings was driven in part by higher incremental expense related to China, the Company’s internal investigation in China, higher Associate incentives and a higher effective tax rate.

Quarters Ended April 2, 2016 and April 1, 2017

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	April 2, 2016		April 1, 2017		prior year	change	sales	impact

Asia Pacific
Greater China	$116,998	48.7%	$131,738	51.6%	$14,740	12.6%	$(5,576)	17.4%
Southeast Asia Pacific	48,861	20.3%	50,406	19.7%	1,545	3.2%	(655)	4.5%
North Asia	10,560	4.4%	12,956	5.1%	2,396	22.7%	492	18.0%
Asia Pacific Total	176,419	73.4%	195,100	76.4%	18,681	10.6%	(5,739)	13.8%

Americas and Europe	64,030	26.6%	60,223	23.6%	(3,807)	(5.9)%	(504)	(5.2)%

	$240,449	100.0%	$255,323	100.0%	$14,874	6.2%	$(6,243)	8.8%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where constant currency net sales increased 21.0%, and the number of active Customers increased 18.2%.  The increase in constant currency net sales in Southeast Asia Pacific was driven by active Customer growth in several markets, led by Malaysia.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where constant currency net sales increased 20.2%.  The number of active Customers in South Korea increased 21.7%.

Americas and Europe:  Net sales in this region were affected by a sales decrease of $4.5 million or 13.1% in the United States, primarily due to a decline in the number of active Customers in this market.  This was partially offset by growth in Mexico, where constant currency net sales increased 14.8% and the number of active Customers increased 11.1%.

Gross Profit

Gross profit increased 110 basis points to 83.3% of net sales for the first quarter of 2017, from 82.2% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China as well as the annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.  Comparatively, gross margins were negatively impacted by currency for the first quarter of 2016, resulting in a favorable year-over-year change for the first quarter of 2017.  Gross margins also benefited from production efficiencies during the first quarter of 2017 associated with increased production levels primarily related to our new China facility.

Associate Incentives

Associate incentives were 45.3% of net sales for the first quarter of 2017, compared with 44.7% in the prior year.  This increase can be primarily attributed to higher award trip incentives, and payout on Associate bonus programs.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $7.4 million during the first quarter of 2017 when compared with the same period of the prior year.  This increase can be attributed to the Company’s continued investments in information technology and infrastructure, higher incremental expense related to China, and the Company’s internal investigation in China.

Income Taxes

Income taxes were 36.0% of earnings in the first quarter of 2017 compared with 32.4% of earnings in the prior year.  The higher effective tax rate for the first quarter was primarily due to lower excess tax benefits from equity awards exercises and higher non-deductible expenses recognized during the current quarter compared to the prior year.

Diluted Earnings Per Share

Diluted earnings per share decreased 3.4% in the first quarter of 2017 when compared with the prior year quarter.  This decrease was mostly due to higher selling, general and administrative expense, associate incentives as well as a higher effective tax, partially offset by improved gross margins.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  Notwithstanding the foregoing, if we were to repatriate the $19.6 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at April 1, 2017, there would be a tax liability to the Company of approximately $3.1 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $1.9 million in the first three months of 2017.  Items increasing cash flows from operations in the first three months of 2017 are net earnings reduced by accrued employee compensation costs, accrued commissions and deferred revenue.

Net cash flow from operating activities totaled $13.5 million in the first three months of 2016.  Items increasing cash flows from operations in the first three months of 2016 were net earnings, accrued commissions and deferred revenue, and taxes payable, reduced by inventory and accrued employee compensation costs.

Cash and cash equivalents increased to $176.3 million at April 1, 2017, from $175.8 million at December 31, 2016.  Of the $176.3 million held at April 1, 2017, $12.9 million was held in the United States and $163.4 million was held by international subsidiaries.  Of the $175.8 million in cash and cash equivalents held at December 31, 2016, $20.1 million was held in the United States and $155.7 million was held by international subsidiaries.  Net working capital increased to $168.3 million at April 1, 2017, from $139.4 million at December 31, 2016.

Line of credit

Information with respect to our line of credit may be found in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share repurchase

There were no share repurchases made during the three months ended April 1, 2017.  At April 1, 2017, the remaining approved repurchase amount under the plan was $35.4 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

•                  The introduction of new laws or changes to existing laws, both domestically and internationally; and

•                  The outcome of the internal investigation into our China operations, as well as other regulatory and litigation matters.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information presented for the year ended December 31, 2016.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance as of April 1, 2017.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts addressed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

As previously disclosed in Part II, Item 9A of the 2016 Form 10-K, we are implementing a plan to remediate the material weakness described therein and strengthen our internal control and compliance environment.  The remediation plan includes the following:

•                  Termination of certain BabyCare employees and senior management whose conduct may have violated the Foreign Corrupt Practices Act (“FCPA”);

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

During the first quarter of 2017, we (i) took action to terminate certain BabyCare employees and senior management whose conduct may have violated the FCPA; and (ii ) began the process of revising and enhancing BabyCare’s accounting controls, policies and procedures in the areas referenced above.  In the coming quarters, we will continue our remediation efforts in these areas, and plan to also enhance our global anticorruption and ethics program as referenced above.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2017.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.

Information with respect to our legal proceedings may be found in Note F to the Condensed Consolidated Financial Statements included in Item 1 Part I of this Report on Form 10-Q.

Item 6.   EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.1, File No. 0-21116).

3.2	Bylaws (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006 Exhibit 3.2, File No. 0- 21116).

4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: May 10, 2017	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer