Form 10-Q
period 2017-07-01
USANA HEALTH SCIENCES INC
filed 2017-08-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 24,445,394

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 1, 2017

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 31,	July 1,
	2016	2017

ASSETS
Current assets
Cash and cash equivalents	$175,774	$229,365
Inventories	64,810	68,688
Prepaid expenses and other current assets	37,277	32,109
Total current assets	277,861	330,162

Property and equipment, net	101,267	102,534

Goodwill	16,715	16,966
Intangible assets, net	34,349	34,449
Deferred tax assets	18,292	18,081
Other assets	22,158	22,588
	$470,642	$524,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,040	$7,444
Other current liabilities	129,451	127,930
Total current liabilities	138,491	135,374

Deferred tax liabilities	5,499	4,965
Other long-term liabilities	1,365	1,299

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 24,485 as of December 31, 2016 and 24,624 as of July 1, 2017	24	24
Additional paid-in capital	71,505	79,507
Retained earnings	265,405	310,022
Accumulated other comprehensive income (loss)	(11,647)	(6,411)
Total stockholders’ equity	325,287	383,142
	$470,642	$524,780

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2016	2017	2016	2017

Net sales	$258,514	$257,063	$498,963	$512,386
Cost of sales	45,970	43,902	88,890	86,556

Gross profit	212,544	213,161	410,073	425,830

Operating expenses:
Associate incentives	115,331	118,404	222,725	234,185
Selling, general and administrative	59,764	62,389	116,395	126,390

Total operating expenses	175,095	180,793	339,120	360,575

Earnings from operations	37,449	32,368	70,953	65,255

Other income (expense):
Interest income	323	590	761	1,073
Interest expense	(176)	(11)	(378)	(21)
Other, net	72	(119)	(660)	(110)

Other income (expense), net	219	460	(277)	942

Earnings before income taxes	37,668	32,828	70,676	66,197

Income taxes	11,906	9,569	22,615	21,580

Net earnings	$25,762	$23,259	$48,061	$44,617

Earnings per common share
Basic	$1.08	$0.95	$2.00	$1.82
Diluted	$1.03	$0.93	$1.92	$1.78

Weighted average common shares outstanding
Basic	23,955	24,574	24,080	24,537
Diluted	24,917	25,018	25,050	24,997

Comprehensive income:

Net earnings	$25,762	$23,259	$48,061	$44,617

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,433)	3,915	(2,302)	7,212
Tax benefit (expense) related to foreign currency translation adjustment	2,870	(1,769)	2,170	(1,976)

Other comprehensive income (loss), net of tax	(1,563)	2,146	(132)	5,236

Comprehensive income	$24,199	$25,405	$47,929	$49,853

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended July 1, 2017

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2016	24,485	$24	$71,505	$265,405	$(11,647)	$325,287

Net earnings				44,617		44,617
Other comprehensive income (loss), net of tax					5,236	5,236
Equity-based compensation expense			8,002			8,002
Common stock issued under equity award plans	139	—				—

Balance at July 1, 2017	24,624	$24	$79,507	$310,022	$(6,411)	$383,142

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2,	July 1,
	2016	2017

Cash flows from operating activities
Net earnings	$48,061	$44,617
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,754	7,666
(Gain) loss on sale of property and equipment	40	(6)
Equity-based compensation expense	9,421	8,002
Deferred income taxes	(1,883)	(2,043)
Changes in operating assets and liabilities:
Inventories	(4,789)	(1,603)
Prepaid expenses and other assets	(11,647)	4,780
Accounts payable	80	(1,187)
Other liabilities	1,940	(4,613)

Net cash provided by (used in) operating activities	47,977	55,613

Cash flows from investing activities
Additions to notes receivable	(4)	—
Receipts on notes receivable	443	259
Proceeds from sale of property and equipment	1	11
Purchases of property and equipment	(13,663)	(6,969)

Net cash provided by (used in) investing activities	(13,223)	(6,699)

Cash flows from financing activities
Repurchase of common stock	(64,610)	—
Borrowings on line of credit	72,500	3,500
Payments on line of credit	(72,500)	(3,500)
Deferred debt issuance costs	(250)	—

Net cash provided by (used in) financing activities	(64,860)	—

Effect of exchange rate changes on cash and cash equivalents	(706)	4,677

Net increase (decrease) in cash and cash equivalents	(30,812)	53,591

Cash and cash equivalents, beginning of period	143,210	175,774

Cash and cash equivalents, end of period	$112,398	$229,365

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$317	$6
Income taxes	28,143	20,929
Cash received during the period for:
Income tax refund	—	4,700
Non-cash investing activities:
Credits on notes receivable	852	191
Accrued purchases of property and equipment	2,333	25

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

The condensed consolidated balance sheet as of December 31, 2016, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of July 1, 2017 and results of operations for the quarters and six months ended July 2, 2016 and July 1, 2017.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the six months ended July 1, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.  The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented.  The Company is currently in the process of evaluating the impact of the ASU on the Company’s outstanding leases and expects that adoption will have an impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.  The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill.  Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In May 2017 the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting.”  ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award.  ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive.  The ASU is effective for all annual and interim periods in fiscal years beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 31, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$27,917	$27,917	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	4	—	4	—

	$27,921	$27,917	$4	$—

		Fair Value Measurements Using
		Inputs
	July 1, 2017	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$78,170	$78,170	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	58	—	58	—

	$78,228	$78,170	$58	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 31, 2016 and July 1, 2017, there were no non-financial assets measured at fair value on a non-recurring basis.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	July 1,
	2016	2017

Raw materials	$26,186	$25,954
Work in progress	9,455	9,382
Finished goods	29,169	33,352

	$64,810	$68,688

NOTE D — OTHER ASSETS

Other assets consist primarily of a secured loan to a third-party supplier of the Company’s nutrition bars and land use rights related to a production facility in China.

The Company has extended non-revolving credit to its supplier of nutrition bars to allow it to acquire equipment that is necessary to manufacture the USANA nutrition bars, which is secured by the equipment.  This relationship provided improved supply chain stability for USANA and created a mutually beneficial relationship between the parties.  Notes receivable are valued at their unpaid principal balance plus any accrued but unpaid interest, which approximates fair value.  Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and was to be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  The note receivable from this supplier as of December 31, 2016, and July 1, 2017 was $6,867 and $6,868, respectively.

During the second quarter of 2017, the Company experienced challenges with the third-party supplier of the Company’s nutrition bars.  Due to these challenges, the Company has determined to no longer use the existing supplier of the nutritional bars.  The Company has evaluated the recoverability of the note receivable from this supplier, which will now be repaid through cash payments.  Through this analysis and examination of financial data of the third-party supplier, the Company believes that the third-party supplier has the wherewithal to repay the note receivable by the maturity date as of July 1, 2017.  Accordingly, no impairment was recorded during second quarter of 2017.  The Company will continue to evaluate the recoverability of the note receivable in future periods.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE E — LINE OF CREDIT - CONTINUED

The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation.  This resulted in a $5,241, and $4,750 reduction in the available borrowing limit as of December 31, 2016 and July 1, 2017, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 31, 2016 or at July 1, 2017.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE F — CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving its products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.  The Company records a liability when a particular contingency is probable and estimable.  The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.  While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of the Company’s directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014. In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the case to the Utah Court of Appeals.  In December 2016, the Court of Appeals certified the case to the Utah Supreme Court, confirming the Company’s belief that this case addresses a new issue under Utah law.  Oral arguments before the Supreme Court occurred May 10, 2017.  The Company believes that the claims in the complaint are without merit and will continue to vigorously defend this suit.  The Company continues to believe, based on information currently available, that the final outcome of this suit will not have a material adverse effect on the Company’s business, results of operations or consolidated financial position.

On February 7, 2017, the Company disclosed on Form 8-K that it is conducting a voluntary internal investigation regarding its BabyCare operations in China.  In connection with this investigation, the Company expects to continue to incur costs in conducting the on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against it or any of its current or former officers or directors.  The Company has voluntarily contacted the SEC and the United States Department of Justice to advise both agencies that an internal investigation is underway and intends to provide additional information to both agencies as the investigation progresses.  Because the internal investigation is ongoing, the Company cannot predict the duration, scope, or result of the investigation.  One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — CONTINGENCIES - CONTINUED

On February 13, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Utah, with the plaintiff, Chi Wah, alleging that the Company failed to disclose that (i) the Company’s BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the FCPA, (iii) as such, the Company’s China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny.  The lawsuit names as defendants the Company; its former Co-Chief Executive Officer, David A. Wentz; and its Chief Leadership Development Officer, Paul A. Jones (formerly the Chief Financial Officer).  On behalf of the plaintiff, and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The plaintiff seeks, among other things, an award of damages, interest, reasonable attorneys’ fees, expert fees, and other costs.  The Company believes that the action is without merit, and intends to vigorously defend against all claims asserted.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2016	2017	2016	2017

Net earnings available to common shareholders	$25,762	$23,259	$48,061	$44,617

Weighted average common shares outstanding - basic	23,955	24,574	24,080	24,537

Dilutive effect of in-the-money equity awards	962	444	970	460

Weighted average common shares outstanding - diluted	24,917	25,018	25,050	24,997

Earnings per common share from net earnings - basic	$1.08	$0.95	$2.00	$1.82

Earnings per common share from net earnings - diluted	$1.03	$0.93	$1.92	$1.78

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
July 2,	July 1,	July 2,	July 1,
2016	2017	2016	2017
2,210	2,059	2,200	2,119

During the six months ended July 2, 2016, the Company repurchased and retired 1,106 shares, for $64,610, under the Company’s share repurchase plan.  There were no share repurchases made during the six months ended July 1, 2017.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of July 1, 2017, the remaining approved repurchase amount under the stock repurchase plan was $35,390.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

On July 25, 2017, the Company’s Board of Directors authorized an increase in the amount available under its share repurchase plan to a total of $100,000.  Subsequent to July 1, 2017, and through August 4, 2017, the Company repurchased and retired 189 shares of common stock for a total investment of $10,762, at an average market price of $56.83 per share.

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

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2016	2017	2016	2017

USANA® Nutritionals	82%	84%	82%	85%
USANA Foods	11%	9%	10%	8%
Sensé — beautiful science®	6%	6%	7%	6%

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2016	2017	2016	2017

Net Sales to External Customers

Asia Pacific
Greater China	$131,840	$136,702	$248,838	$268,440
Southeast Asia Pacific	51,123	48,665	99,984	99,071
North Asia	11,261	13,948	21,821	26,904
Asia Pacific Total	194,224	199,315	370,643	394,415

Americas and Europe	64,290	57,748	128,320	117,971

Consolidated Total	$258,514	$257,063	$498,963	$512,386

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Quarter Ended
	July 2,	July 1,	July 2,	July 1,
	2016	2017	2016	2017

Net sales:
China	$115,835	$120,831	$216,334	$236,288
United States	$32,191	$28,870	$66,893	$59,036

	As of
	December 31,	July 1,
	2016	2017
Long-lived assets:
China	$91,909	$93,289
United States	$63,654	$63,747

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of July 1, 2017, we had approximately 567,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

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

	Six Months Ended
	July 2, 2016	July 1, 2017

Product Line
USANA® Nutritionals
Essentials	20%	20%
Optimizers	62%	65%
USANA Foods	10%	8%
Sensé — beautiful science®	7%	6%
All Other	1%	1%

Key Product
USANA® Essentials	13%	13%
Proflavanol®	13%	12%
BiOmega-3™	13%	14%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the six months ended July 1, 2017, net sales outside of the United States represented 88.5% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must increase either the number or the productivity of our active Customers.  Increasing the productivity of our active Customers has not been our primary focus.  Rather, we seek to increase the number of active Customers who use and sell our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 91% of product sales during the six months ended July 1, 2017; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active

Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

During the first quarter of 2017, we initiated our Preferred Customer Invitation Plan in the United States and pursuant to this invitation 16,000 active Associates in the United States became Preferred Customers.  We are continuing to evaluate whether to offer the same invitation to Associates in our other markets around the world.

The tables below summarize the changes in our active Customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	July 2, 2016		July 1, 2017		Prior Year	Change

Asia Pacific:
Greater China	267,000	58.0%	289,000	62.3%	22,000	8.2%
Southeast Asia Pacific	88,000	19.1%	83,000	17.9%	(5,000)	(5.7%)
North Asia	15,000	3.3%	20,000	4.3%	5,000	33.3%
Asia Pacific Total	370,000	80.4%	392,000	84.5%	22,000	5.9%

Americas and Europe (1)	90,000	19.6%	72,000	15.5%	(18,000)	(20.0%)

	460,000	100.0%	464,000	100.0%	4,000	0.9%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	July 2, 2016		July 1, 2017		Prior Year	Change

Asia Pacific:
Greater China	5,000	5.2%	5,000	4.9%	—	0.0%
Southeast Asia Pacific	14,000	14.4%	15,000	14.5%	1,000	7.1%
North Asia	10,000	10.3%	10,000	9.7%	—	0.0%
Asia Pacific Total	29,000	29.9%	30,000	29.1%	1,000	3.4%

Americas and Europe (1)	68,000	70.1%	73,000	70.9%	5,000	7.4%

	97,000	100.0%	103,000	100.0%	6,000	6.2%

(1)  Pursuant to the Preferred Customer Invitation Plan in the United States, 16,000 active Associates became Preferred Customers during the first quarter of 2017.

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

•                  Enhancing our Preferred Customer Program through our Preferred Customer Invitation Plan and additional strategies; and

•                  Increasing our brand recognition, which includes our relationship as a Trusted Partner and Sponsor of The Dr. Oz Show, our partnership with the Women’s Tennis Association, and our sponsorship of the U.S. Ski Team; to make it easier for our Associates to talk about USANA with potential customers.

Non-GAAP Financial Measures

Constant currency net sales, earnings, EPS and other currency-related financial information (collectively, “Financial Results”) are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of the Company’s Financial Results and thus provide investors an additional perspective on trends and underlying business results.  Constant currency Financial Results are calculated by translating the current period’s Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount for the current period to the prior-year period’s Financial Results.  Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2017 decreased 0.6% to $257.1 million, a decrease of $1.5 million, compared with the second quarter of 2016.  This decrease was primarily driven by unfavorable changes in currency exchange rates that reduced net sales for the quarter by $7.4 million, with $5.7 million attributable to mainland China.

Net earnings for the second quarter of 2017 decreased 9.7% to $23.3 million, a decrease of $2.5 million, compared with the second quarter of 2016.  The decrease in net earnings was driven in part by the Company’s internal investigation in China, higher Associate incentives, partially offset by improved gross margins and a lower effective tax rate.

Quarters Ended July 2, 2016 and July 1, 2017

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	July 2, 2016		July 1, 2017		prior year	change	sales	impact
Asia Pacific
Greater China	$131,840	51.0%	$136,702	53.2%	$4,862	3.7%	$(5,187)	7.6%
Southeast Asia Pacific	51,123	19.8%	48,665	18.9%	(2,458)	(4.8%)	(1,602)	(1.7%)
North Asia	11,261	4.3%	13,948	5.4%	2,687	23.9%	349	20.8%
Asia Pacific Total	194,224	75.1%	199,315	77.5%	5,091	2.6%	(6,440)	5.9%

Americas and Europe	64,290	24.9%	57,748	22.5%	(6,542)	(10.2%)	(981)	(8.6%)

	$258,514	100.0%	$257,063	100.0%	$(1,451)	(0.6%)	$(7,421)	2.3%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where constant currency net sales and active Customers increased 9.3%.  A promotion offered in Mainland China during the second quarter of 2017 contributed to growth in net sales and active Customers.  Net sales decreased in Southeast Asia Pacific as a result of negative impact of currency and softer sales in the Philippines, which declined 10.0% on a year-over-year basis.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where constant currency net sales increased 23.0%, and the number of active Customers increased 20.8%.

Americas and Europe:  Net sales in this region were affected by a sales decrease of 10.3% in the United States, and a 7.3% constant currency decrease in Canada. These decreases are primarily due to declines in the number of active Customers of 8.6% in the United States, and 8.2% in Canada.

Gross Profit

Gross profit increased 70 basis points to 82.9% of net sales for the second quarter of 2017, from 82.2% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China as well as the annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.

Associate Incentives

Associate incentives were 46.1% of net sales for the second quarter of 2017, compared with 44.6% in the prior year.  This increase can be primarily attributed to a promotion we ran in Mainland China during the second quarter of 2017.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $2.6 million during the second quarter of 2017 when compared with the same period of the prior year.  This increase can be attributed to incremental expense related to the our internal investigation in China and continued investment in information technology systems and infrastructure, partially offset by lower employee benefit related costs.

Income Taxes

Income taxes were 29.1% of earnings in the second quarter of 2017 compared with 31.6% of earnings in the prior year.  The lower effective tax rate for the second quarter was primarily due to higher excess tax benefits from equity award exercises recognized during the current quarter compared to the prior-year quarter.

Diluted Earnings Per Share

Diluted earnings per share decreased 9.7% in the second quarter of 2017 when compared with the prior-year quarter.  This decrease was mostly due to higher operating expenses and changes in currency exchange rates.  These decreases were partially offset by a lower effective tax rate, and improved gross margins.

Six Months Ended July 2, 2016 and July 1, 2017

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)				Change		Currency	excluding
	Six Months Ended				from prior	Percent	impact on	currency
	July 2, 2016		July 1, 2017		year	change	sales	impact

Asia Pacific
Greater China	$248,838	49.9%	$268,440	52.4%	$19,602	7.9%	$(10,763)	12.2%
Southeast Asia Pacific	99,984	20.0%	99,071	19.3%	(913)	(0.9)%	(2,257)	1.3%
North Asia	21,821	4.4%	26,904	5.3%	5,083	23.3%	841	19.4%
Asia Pacific Total	370,643	74.3%	394,415	77.0%	23,772	6.4%	(12,179)	9.7%

Americas and Europe	128,320	25.7%	117,971	23.0%	(10,349)	(8.1)%	(1,485)	(6.9)%

	$498,963	100.0%	$512,386	100.0%	$13,423	2.7%	$(13,664)	5.4%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where constant currency net sales increased 14.8%.  The decrease in net sales in Southeast Asia Pacific was driven by lower constant currency sales in Philippines, which declined 4.4%.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where constant currency net sales increased 21.6%.

Americas and Europe:  Net sales in this region were affected by a sales decrease of 11.7% in the United States, and a 3.8% constant currency decrease in Canada.  These decreases are primarily due to declines in the number of active Customers in these markets.

Gross Profit

Gross profit increased 90 basis points to 83.1% of net sales for the six months of 2017, from 82.2% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China as well as the annual price adjustments, and lower relative freight costs.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.

Associate Incentives

Associate incentives were 45.7% of net sales for the six months of 2017, compared with 44.6% in the prior year.  The increase in relative Associate incentives expense can be attributed to a higher level of contests, promotions and reward trips during the first six months of 2017.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $10.0 million during the first six months of 2017 when compared with the same period of the prior year.  This increase can be attributed to our continued investments in information technology and infrastructure, as well as our internal investigation in China.

Income Taxes

Income taxes were 32.6% of earnings in the first six months of 2017 compared with 32.0% of earnings in the prior year.  The higher effective tax rate for the first six months was primarily due to higher non-deductible expenses recognized during the current six months compared to the prior year.

Diluted Earnings Per Share

Diluted earnings per share decreased 7.3% in the six months of 2017 when compared with the same period of the prior year.  This decrease was mostly due to higher operating expenses, changes in currency exchange rates and a higher effective tax rate, which was partially offset by improved gross margins.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  Notwithstanding the foregoing, if we were to repatriate the $19.6 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at July 1, 2017, there would be a tax liability to the Company of approximately $3.1 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $55.6 million in the first six months of 2017.  Changes in current assets and liabilities were the primary factor to increased cash flows from operating activities for the first six months of 2017.

Cash and cash equivalents increased to $229.4 million at July 1, 2017, from $175.8 million at December 31, 2016.  Of the $229.4 million held at July 1, 2017, $10.4 million was held in the United States and $219.0 million was held by international subsidiaries.  Of the $175.8 million in cash and cash equivalents held at December 31, 2016, $20.1 million was held in the United States and $155.7 million was held by international subsidiaries.  Net working capital increased to $194.8 million at July 1, 2017, from $139.4 million at December 31, 2016.

Subsequent to July 1, 2017, an intercompany dividend of $80.5 million was paid to the United States by one of our international subsidiaries.

Line of credit

Information with respect to our line of credit may be found in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share repurchase

We made no share repurchases during the six months ended July 1, 2017.  At July 1, 2017, the remaining approved repurchase amount under the plan was $35.4 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

On July 25, 2017, our Board of Directors authorized an increase in the amount available under the share repurchase plan to a total of $100.0 million.  Subsequent to July 1, 2017, and through August 4, 2017, our repurchased and retired 189 shares of common stock for a total investment of $10.8 million, at an average market price of $56.83 per share.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance as of July 1, 2017.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts addressed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first six months of 2017, we (i) terminated certain BabyCare employees and senior management whose conduct may have violated the FCPA; and (ii) began the process of revising and enhancing BabyCare’s accounting controls, policies and procedures in the areas referenced above.  Additionally, we have made enhancements to our global anticorruption and ethics program; we will make more enhancements in the coming quarter.  We plan to also continue enhancing BabyCare’s controls, policies and procedures during the third quarter of 2017.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2017.

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

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 have not changed in any material respect.

Item 6.   EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.1, File No. 0-21116).

3.2	Bylaws (incorporated by reference to Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.2, File No. 0- 21116).

4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USANA HEALTH SCIENCES, INC.

Date: August 9, 2017	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer