Form 10-Q
period 2017-09-30
USANA HEALTH SCIENCES INC
filed 2017-11-08
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 23,992,549

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 31,	September 30,
	2016	2017
ASSETS
Current assets
Cash and cash equivalents	$175,774	$191,745
Inventories	64,810	63,334
Prepaid expenses and other current assets	37,277	31,373
Total current assets	277,861	286,452

Property and equipment, net	101,267	102,146

Goodwill	16,715	17,167
Intangible assets, net	34,349	34,728
Deferred tax assets	18,292	28,577
Other assets	22,158	21,581
	$470,642	$490,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,040	$9,290
Other current liabilities	129,451	112,137
Total current liabilities	138,491	121,427

Deferred tax liabilities	5,499	5,249
Other long-term liabilities	1,365	1,163

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 24,485 as of December 31, 2016 and 23,946 as of September 30, 2017	24	24
Additional paid-in capital	71,505	72,962
Retained earnings	265,405	293,921
Accumulated other comprehensive income (loss)	(11,647)	(4,095)
Total stockholders’ equity	325,287	362,812
	$470,642	$490,651

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2016	2017	2016	2017
Net sales	$254,219	$261,765	$753,182	$774,151
Cost of sales	44,979	47,135	133,869	133,691

Gross profit	209,240	214,630	619,313	640,460

Operating expenses:
Associate incentives	112,816	116,010	335,541	350,195
Selling, general and administrative	60,591	67,263	176,986	193,653

Total operating expenses	173,407	183,273	512,527	543,848

Earnings from operations	35,833	31,357	106,786	96,612

Other income (expense):
Interest income	338	571	1,099	1,644
Interest expense	(46)	(10)	(424)	(31)
Other, net	(24)	129	(684)	19

Other income (expense), net	268	690	(9)	1,632

Earnings before income taxes	36,101	32,047	106,777	98,244

Income taxes	6,003	8,278	28,618	29,858

Net earnings	$30,098	$23,769	$78,159	$68,386

Earnings per common share
Basic	$1.24	$0.98	$3.24	$2.80
Diluted	$1.20	$0.97	$3.12	$2.75

Weighted average common shares outstanding
Basic	24,178	24,283	24,112	24,462
Diluted	25,050	24,588	25,050	24,871

Comprehensive income:

Net earnings	$30,098	$23,769	$78,159	$68,386

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(341)	2,941	(2,643)	10,153
Tax benefit (expense) related to foreign currency translation adjustment	(515)	(625)	1,655	(2,601)

Other comprehensive income (loss), net of tax	(856)	2,316	(988)	7,552

Comprehensive income	$29,242	$26,085	$77,171	$75,938

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2016	24,485	$24	$71,505	$265,405	$(11,647)	$325,287

Net earnings				68,386		68,386
Other comprehensive income (loss), net of tax					7,552	7,552
Equity-based compensation expense			11,711			11,711
Common stock repurchased and retired	(865)	(1)	(10,129)	(39,870)		(50,000)
Common stock issued under equity award plans	326	1				1
Tax withholding for net-share settled equity awards			(125)			(125)

Balance at September 30, 2017	23,946	$24	$72,962	$293,921	$(4,095)	$362,812

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1,	September 30,
	2016	2017
Cash flows from operating activities
Net earnings	$78,159	$68,386
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	9,930	11,797
(Gain) loss on sale of property and equipment	55	8
Equity-based compensation expense	13,963	11,711
Deferred income taxes	(2,249)	(12,801)
Changes in operating assets and liabilities:
Inventories	(7,922)	4,556
Prepaid expenses and other assets	(12,179)	6,352
Accounts payable	597	550
Other liabilities	1,386	(21,909)

Net cash provided by (used in) operating activities	81,740	68,650

Cash flows from investing activities
Additions to notes receivable	(4)	—
Receipts on notes receivable	605	259
Proceeds from sale of property and equipment	3	16
Purchases of property and equipment	(26,047)	(9,168)

Net cash provided by (used in) investing activities	(25,443)	(8,893)

Cash flows from financing activities
Repurchase of common stock	(64,610)	(50,000)
Borrowings on line of credit	73,700	3,500
Payments on line of credit	(72,500)	(3,500)
Payments related to tax withholding for net-share settled equity awards	—	(125)
Deferred debt issuance costs	(250)	—

Net cash provided by (used in) financing activities	(63,660)	(50,125)

Effect of exchange rate changes on cash and cash equivalents	(1,304)	6,339

Net increase (decrease) in cash and cash equivalents	(8,667)	15,971

Cash and cash equivalents, beginning of period	143,210	175,774

Cash and cash equivalents, end of period	$134,543	$191,745

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$317	$9
Income taxes	41,114	40,532
Cash received during the period for:
Income tax refund	—	4,700
Non-cash investing activities:
Credits on notes receivable	1,142	412
Accrued purchases of property and equipment	1,763	202

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

The condensed consolidated balance sheet as of December 31, 2016, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 30, 2017 and results of operations for the quarters and nine months ended October 1, 2016 and September 30, 2017.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.  The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In January 2017 the FASB issued an Accounting Standard Update (“ASU”) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill.  Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU 2017-04 effective for the quarter ended September 30, 2017 in conjunction with its annual goodwill impairment test.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

Issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a decision to defer the effective date of this ASU. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016.  The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).  The Company plans to adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach.

The Company continues to evaluate the impact of this ASU on the specific areas that apply to the Company and their potential impact to its processes, accounting, financial reporting, disclosures, and controls.  At this point, the Company has determined that the overall impact of adopting this ASU will not be material.  This ASU will primarily involve updating revenue related internal control documentation and expanding revenue disclosures in our periodic filings.  In addition to the documentation updates, the Company is considering a change in the timing for recognizing revenue on orders that have shipped but have not been delivered at period end. None of these changes are expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017 the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award.  ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive.  The ASU is effective for all annual and interim periods in fiscal years beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 31, 2016	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$27,917	$27,917	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	4	—	4	—
	$27,921	$27,917	$4	$—

		Fair Value Measurements Using
		Inputs
	September 30, 2017	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$74,584	$74,584	$—	$—
Foreign currency contracts included in other current liabilities	(37)	—	(37)	—
	$74,547	$74,584	$(37)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 31, 2016 and September 30, 2017, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — FAIR VALUE MEASURES - CONTINUED

The Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. As of September 30, 2017, an impairment was recorded on a note receivable (discussed in Note E) based on the estimated fair value of the underlying collateral as a practical expedient, which is considered to be a non-recurring fair value measurement using Level 2 inputs as significant observable inputs exist for similar assets.

NOTE C — INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2016	2017
Raw materials	$26,186	$22,353
Work in progress	9,455	8,876
Finished goods	29,169	32,105
	$64,810	$63,334

NOTE D — INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2017.  The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount.  As a result, a quantitative goodwill impairment test was not required and no impairments of goodwill were recognized.

The Company performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2017.  The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount.  As a result, the quantitative impairment test was not required and no impairment was recognized.

NOTE E — OTHER ASSETS

Other assets consist primarily of land use rights related to a production facility in China and a secured loan to a former supplier of the Company’s nutrition bars.  The Company extended non-revolving credit to the former supplier of nutrition bars to allow it to acquire equipment that was necessary to manufacture the USANA nutrition bars, which is secured by the equipment.  This relationship was intended to provide improved supply chain stability for USANA and create a mutually beneficial relationship between the parties.    Interest accrues at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and was to be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.  There is no prepayment penalty.  The total contractual unpaid principal balance, including accrued unpaid interest on the note receivable from this supplier as of December 31, 2016, and September 30, 2017 was $6,867 and $6,742, respectively.

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE E — OTHER ASSETS - CONTINUED

During the first half of 2017, the Company experienced challenges with the third-party supplier of the Company’s nutrition bars and subsequently determined to no longer use this supplier.  The Company has evaluated the recoverability of the note receivable from this supplier, considering financial data of the third-party supplier, and the estimated fair value of the collateralized equipment as of September 30, 2017.  Based on this analysis, the Company believes it is probable that the note receivable has been impaired.  Accordingly, an impairment of $1,622 was recorded as determined by the difference between the notes receivable balance and the estimated fair value of the collateralized equipment as a practical expedient.  The Company will continue to evaluate the recoverability of the note receivable in future periods.

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

The adjusted EBITDA under this agreement is modified for certain non-cash expenses.  Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation.  This resulted in a $5,241, and $4,729 reduction in the available borrowing limit as of December 31, 2016 and September 30, 2017, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 31, 2016 or at September 30, 2017.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — CONTINGENCIES - CONTINUED

In August 2014, a purported shareholder derivative lawsuit was filed in the Third Judicial District Court of Salt Lake County, State of Utah (James Robert Rawcliffe v. Robert Anciaux, et al.,) against certain of the Company’s directors and officers. The derivative complaint, which also names USANA as a nominal defendant but is asserted on USANA’s behalf, contains claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment against the defendant directors and officers in connection with certain equity awards granted by the Compensation Committee of the Company’s Board of Directors in February 2014. In October 2014, the Company filed a motion to dismiss the complaint and, in March 2015, the court granted that motion and dismissed the complaint without prejudice. In May 2015, the plaintiffs filed an appeal with the Utah Supreme Court. The Supreme Court remanded the case to the Utah Court of Appeals.  In December 2016, the Court of Appeals certified the case to the Utah Supreme Court, confirming the Company’s belief that this case addresses a new issue under Utah law.  Subsequent to September 30, 2017, in October 2017 the Utah Supreme Court affirmed the trial court’s motion to dismiss the complaint.

On February 7, 2017, the Company disclosed in a Current Report on Form 8-K filed with the SEC that it is conducting a voluntary internal investigation regarding its BabyCare operations in China.  In connection with this investigation, the Company expects to continue to incur costs in conducting the on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against it or any of its current or former officers or directors.  The Company has voluntarily contacted the SEC and the United States Department of Justice to advise both agencies that an internal investigation is underway and intends to provide additional information to both agencies as the investigation progresses.  Because the internal investigation is ongoing, the Company cannot predict the duration, scope, or result of the investigation.  One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

On February 13, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Utah, with the plaintiff, Chi Wah, alleging that the Company failed to disclose that (i) the Company’s BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the Foreign Corrupt Practices Act (“FCPA”), (iii) as such, the Company’s China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny.  The lawsuit names as defendants the Company; its former Co-Chief Executive Officer, David A. Wentz; and its Chief Leadership Development Officer, Paul A. Jones (formerly the Chief Financial Officer).  On behalf of the plaintiff, and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  The plaintiff seeks, among other things, an award of damages, interest, reasonable attorney’s fees, expert fees, and other costs.  The Company believes that the action is without merit, and intends to vigorously defend against all claims asserted.  In September 2017, the Company filed a motion to dismiss the complaint.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2016	2017	2016	2017
Net earnings available to common shareholders	$30,098	$23,769	$78,159	$68,386

Weighted average common shares outstanding - basic	24,178	24,283	24,112	24,462
Dilutive effect of in-the-money equity awards	872	305	938	409
Weighted average common shares outstanding - diluted	25,050	24,588	25,050	24,871

Earnings per common share from net earnings - basic	$1.24	$0.98	$3.24	$2.80
Earnings per common share from net earnings - diluted	$1.20	$0.97	$3.12	$2.75

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
October 1,	September 30,	October 1,	September 30,
2016	2017	2016	2017
2,309	2,035	2,236	2,091

During the quarter ended September 30, 2017, the Company repurchased and retired 865 shares, for $50,000 under the Company’s share repurchase plan.

During the nine months ended October 1, 2016, and September 30, 2017, the Company repurchased and retired 1,106 shares, and 865 shares for $64,610 and $50,000, respectively under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of September 30, 2017, the remaining approved repurchase amount under the stock repurchase plan was $50,000.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2016	2017	2016	2017

USANA® Nutritionals	85%	83%	83%	84%
USANA Foods	8%	9%	10%	9%
Sensé — beautiful science®	6%	6%	6%	6%

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2016	2017	2016	2017

Net Sales to External Customers

Asia Pacific
Greater China	$124,470	$131,273	$373,308	$399,713
Southeast Asia Pacific	54,351	52,310	154,335	151,381
North Asia	11,555	15,708	33,376	42,612
Asia Pacific Total	190,376	199,291	561,019	593,706

Americas and Europe	63,843	62,474	192,163	180,445

Consolidated Total	$254,219	$261,765	$753,182	$774,151

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2016	2017	2016	2017

Net sales:
China	$108,355	$116,174	$324,689	$352,462
United States	$34,352	$34,183	$101,245	$93,219

	As of
	December 31,	September 30,
	2016	2017
Long-lived assets:
China	$91,909	$94,938
United States	$63,654	$61,384

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings, including Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of September 30, 2017, we had approximately 563,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

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

	Nine Months Ended
	October 1, 2016	September 30, 2017

Product Line
USANA® Nutritionals
Essentials/CellSentials	20%	19%
Optimizers	63%	65%
USANA Foods	10%	9%
Sensé — beautiful science®	6%	6%
All Other	1%	1%

Key Product
USANA® Essentials	14%	13%
Proflavanol®	13%	12%
BiOmega-3™	13%	14%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the nine months ended September 30, 2017, net sales outside of the United States represented 88.0% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, to increase net sales we must increase either the number or the productivity of our active Customers.  Increasing the productivity of our active Customers has not been our primary focus.  Rather, we seek to increase the number of active Customers who use and sell our products.  We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 91% of product sales during the nine months ended September 30, 2017; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

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

	Active Associates by Region
	As of		As of		Change from	Percent
	October 1, 2016		September 30, 2017		Prior Year	Change

Asia Pacific:
Greater China	263,000	57.7%	281,000	60.7%	18,000	6.8%
Southeast Asia Pacific	91,000	20.0%	90,000	19.4%	(1,000)	(1.1)%
North Asia	15,000	3.3%	23,000	5.0%	8,000	53.3%
Asia Pacific Total	369,000	81.0%	394,000	85.1%	25,000	6.8%

Americas and Europe (1)	87,000	19.0%	69,000	14.9%	(18,000)	(20.7)%

	456,000	100.0%	463,000	100.0%	7,000	1.5%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	October 1, 2016		September 30, 2017		Prior Year	Change

Asia Pacific:
Greater China	5,000	5.3%	4,000	4.0%	(1,000)	(20.0)%
Southeast Asia Pacific	15,000	16.0%	16,000	16.0%	1,000	6.7%
North Asia	10,000	10.6%	11,000	11.0%	1,000	10.0%
Asia Pacific Total	30,000	31.9%	31,000	31.0%	1,000	3.3%

Americas and Europe (1)	64,000	68.1%	69,000	69.0%	5,000	7.8%

	94,000	100.0%	100,000	100.0%	6,000	6.4%

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

•                  Development and offering of market-specific promotions to build momentum and grow sales and active Customer growth in each of our markets around the world;

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

In August 2017, at our International Convention we introduced Celavive® our new innovative skincare system formulated with our InCelligence® Technology.  Celavive® was made available for purchase exclusively to convention attendees, which allowed us to get this new product line into the hands of our brand advocates prior to the official launch in 2018.  We will officially launch the Celavive® line in select markets beginning in January 2018, and then systematically roll it out to other markets around the world.

At our International Convention, we also announced that we will be expanding sales and operations into four additional European countries beginning in mid 2018.  These new markets, Romania, Germany, Italy and Spain, will increase our global footprint from 20 to 24 markets worldwide.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Constant and local currency net sales, earnings, EPS and other currency-related financial information (collectively, “Financial Results”) are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of the Company’s Financial Results and thus provide investors an additional perspective on trends and underlying business results. Constant currency Financial Results are calculated by translating the current period’s Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount for the current period to the prior-year period’s Financial Results. A reconciliation of these non-GAAP financial measures accompanies any reference to them in the presentation in the accompanying financial statements and notes thereto. Management believes that the non-GAAP financial measures assist management and investors in evaluating, and comparing from period to period, results from ongoing operations in a more meaningful and consistent manner while also highlighting more meaningful trends in the results of operations. These measures are used in addition to and in conjunction with results presented in accordance with GAAP; investors should rely primarily on our GAAP results and use non-GAAP financial measures only supplementally in making investment decisions.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2017 increased 3.0% to $261.8 million, an increase of $7.5 million, compared with the third quarter of 2016.

Net earnings for the third quarter of 2017 decreased 21.0% to $23.8 million, a decrease of $6.3 million, compared with the third quarter of 2016.  The decrease in net earnings was mostly the result of higher selling general and administrative expenses and a higher effective tax rate.

Quarters Ended October 1, 2016 and September 30, 2017

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	October 1, 2016		September 30, 2017		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact

Asia Pacific
Greater China	$124,470	49.0%	$131,273	50.1%	$6,803	5.5%	$201	5.3%
Southeast Asia Pacific	54,351	21.4%	52,310	20.0%	(2,041)	(3.8)%	(1,197)	(1.6)%
North Asia	11,555	4.5%	15,708	6.0%	4,153	35.9%	(243)	38.0%
Asia Pacific Total	190,376	74.9%	199,291	76.1%	8,915	4.7%	(1,239)	5.3%

Americas and Europe	63,843	25.1%	62,474	23.9%	(1,369)	(2.1)%	1,198	(4.0)%

	$254,219	100.0%	$261,765	100.0%	$7,546	3.0%	$(41)	3.0%

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 7.3% and the number of active Customers increased 8.7%.  Net sales decreased in Southeast Asia Pacific as a result of changes in currency exchange rates and softer sales in the Philippines, which declined 10.2% on a year-over-year basis.  The increase in net sales in North Asia continues to be driven by growth in South Korea, where constant currency net sales increased 41.8%, and the number of active Customers increased 39.1%.

Americas and Europe:  Net sales in this region were affected by local currency sales decreases of 7.1% in Canada, and 8.1% in Mexico.  These decreases are primarily due to declines in the number of active Customers of 6.7% in Canada, and 10.0% in Mexico.  Net sales in the U.S. were essentially flat with the prior year period as a result of an estimated $2.5 million in incremental product sales at our 2017 International Convention.

Gross Profit

Gross profit decreased 30 basis points to 82.0% of net sales for the third quarter of 2017, from 82.3% in the prior year.  This decrease can be attributed to changes in sales mix by market, higher material costs in China, and increased scrap costs.  These changes were offset by favorable changes in currency exchange rates in markets outside of China as well as the annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.

Associate Incentives

Associate incentives were essentially flat at 44.3% of net sales for the third quarter of 2017.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $6.7 million during the third quarter of 2017 when compared with the same period of the prior year.  This increase can be attributed to incremental expense associated with our 2017 International Convention, China and our internal investigation, continued investment in information technology systems and infrastructure, and an impairment charge related to our note receivable from a former third-party supplier.

Income Taxes

Income taxes were 25.8% of earnings in the third quarter of 2017 compared with 16.6% of earnings in the prior year.  The higher effective tax rate for the third quarter was primarily due to lower excess tax benefits from equity award exercises recognized during the current quarter compared to the prior-year quarter.

Diluted Earnings Per Share

Diluted earnings per share decreased 19.2% in the third quarter of 2017 when compared with the prior-year quarter.  This decrease was due to lower net earnings.  These decreases were partially offset by a lower number of shares outstanding resulting from activity under our share buyback program.

Nine Months Ended October 1, 2016 and September 30, 2017

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Nine Months Ended
	October 1, 2016		September 30, 2017		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact

Asia Pacific
Greater China	$373,308	49.6%	$399,713	51.6%	$26,405	7.1%	$(10,562)	9.9%
Southeast Asia Pacific	154,335	20.5%	151,381	19.6%	(2,954)	(1.9)%	(3,454)	0.3%
North Asia	33,376	4.4%	42,612	5.5%	9,236	27.7%	598	25.9%
Asia Pacific Total	561,019	74.5%	593,706	76.7%	32,687	5.8%	(13,418)	8.2%

Americas and Europe	192,163	25.5%	180,445	23.3%	(11,718)	(6.1)%	(287)	(5.9)%

	$753,182	100.0%	$774,151	100.0%	$20,969	2.8%	$(13,705)	4.6%

Changes in net sales are primarily due to corresponding changes in active Customer counts unless specifically noted otherwise.

Asia Pacific:  The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 12.2%.  The decrease in net sales in Southeast Asia Pacific was the result of changes in currency exchange rates and softer sales in the Philippines, which declined 6.5%.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 28.4%.

Americas and Europe:  Net sales in this region were affected by a sales decrease of 7.9% in the United States, and a 4.8% local currency decrease in Canada.

Gross Profit

Gross profit increased 50 basis points to 82.7% of net sales for the nine months of 2017, from 82.2% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China as well as the annual price adjustments, partially offset by an unfavorable shift in sales mix by market.

Associate Incentives

Associate incentives were 45.2% of net sales for the nine months of 2017, compared with 44.5% in the prior year.  The increase in relative Associate incentives expense can be attributed to increased spending related to contests, promotions and reward trips during the first nine months of 2017.  These increases were partially offset by our annual price adjustment.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $16.7 million during the nine months of 2017 when compared with the same period of the prior year.  This increase can primarily be attributed to our continued investments in information technology and infrastructure, costs associated with China and our internal investigation, and higher costs associated with our 2017 International Convention.

Income Taxes

Income taxes were 30.4% of earnings in the first nine months of 2017 compared with 26.8% of earnings in the prior year.  The higher effective tax rate for the first nine months was primarily due to lower excess tax benefits received from equity award exercises during the current nine months compared to the prior year period.

Diluted Earnings Per Share

Diluted earnings per share decreased 11.9% in the nine months of 2017 when compared with the same period of the prior year.  This decrease was mostly due to lower net earnings.  This decrease was partially offset by a lower number of shares outstanding resulting from activity under our share buyback program.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing from our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  Notwithstanding the foregoing, if we were to repatriate the $19.6 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at September 30, 2017, there would be a tax liability to the Company of approximately $3.1 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $68.7 million in the first nine months of 2017.

Cash and cash equivalents increased to $191.7 million at September 30, 2017, from $175.8 million at December 31, 2016.  Of the $191.7 million held at September 30, 2017, $43.3 million was held in the United States and $148.4 million was held by international subsidiaries.  Of the $175.8 million in cash and cash equivalents held at December 31, 2016, $20.1 million was held in the United States and $155.7 million was held by international subsidiaries.  Net working capital increased to $165.0 million at September 30, 2017, from $139.4 million at December 31, 2016.

Line of Credit

Information with respect to our line of credit may be found in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share Repurchase

During the nine months ended September 30, 2017, we repurchased 865,000 shares of our common stock for $50.0 million under our share repurchase plan, at an average market price of $57.78.  At September 30, 2017, the remaining approved repurchase amount under the plan was $50.0 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Off-Balance Sheet Arrangements

None.

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

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K.  The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts addressed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first nine months of 2017, we have (i) terminated certain BabyCare employees and senior management whose conduct may have violated the FCPA; and (ii) revised and enhanced BabyCare’s accounting controls, policies and procedures in the areas referenced above.  Additionally, we have made, and will continue to make during the fourth quarter, enhancements to our global anticorruption and ethics program.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We continue to expect that the remediation of this material weakness will be completed during 2017.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.

Information with respect to our legal proceedings may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 Part I of this Report on Form 10-Q.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the 2016 Form 10-K.  The risk factors identified in the Company’s 2016 Form 10-K have not changed in any material respect.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of USANA common stock made by the Company during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal July
(Jul. 2, 2017 through Aug. 5, 2017)	189	$56.83	189	$89,238

Fiscal August
(Aug. 6, 2017 through Sep. 2, 2017)	676	$58.05	676	$50,000

Fiscal September
(Sep. 3, 2017 through Sep. 30, 2017)	0	$0.00	0	$50,000

	865		865

* The Company’s share repurchase plan has been ongoing since the fourth quarter of 2000, with the Company’s Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  The Company began the third quarter of 2017 with $35,390 remaining under the plan.  As announced in a Current Report on Form 8-K filed with the SEC on July 25, 2017, the Board of Directors authorized an increase in the amount available for repurchase under the plan to a total of $100,000.  There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

None.

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

USANA HEALTH SCIENCES, INC.

Date: November 8, 2017	/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer