Form 10-K
period 2017-12-30
USANA HEALTH SCIENCES INC
filed 2018-02-28
CIK 896264

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

                     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

                     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

                    The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2017 was approximately 781,769,369, based on a closing market price of $64.10 per share.

    There were 24,049,381 shares of the registrant's common stock outstanding as of February 23, 2018.

    DOCUMENTS INCORPORATED BY REFERENCE

  The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Proxy Statement in connection with the registrant's 2018 Annual Meeting of Shareholders to be held May 2, 2018.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 30, 2017
INDEX

Cautionary Note Regarding Forward-Looking Statements

        This report, including the documents incorporated herein by reference, contains, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

  •
  Guidance relating to fiscal year 2018 net sales and net earnings per share.

  •
  Expected operating results, such as revenue growth and earnings.

  •
  Anticipated levels of capital expenditures for fiscal year 2018.

  •
  Current or future volatility in the credit markets and future market conditions.

  •
  Our belief that we have sufficient liquidity to fund our business operations during the next fiscal year.

  •
  Expectations of the effect on our financial condition of contingent liabilities and governmental and regulatory investigations and proceedings.

  •
  Strategy for customer retention, growth, product development, market position, financial results and reserves.

  •
  Strategy for risk management.

        Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of this report.

        Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1.    Business

General

        USANA Health Sciences is one of the largest publicly held direct-selling nutrition, personal health and wellness companies in the world. In 2017, we generated $1.047 billion in net sales from more than 565,000 active Customers worldwide. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time we have developed and manufactured high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and reducing the risk of chronic degenerative disease. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 20 markets worldwide, where we distribute and sell our products by way of direct selling. We have chosen the direct selling distribution method as we believe it is the most conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our net sales in fiscal year 2017 were $1.047 billion, of which 88.4% were in markets outside of the United States. As a U.S.-based multi-national company with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we sell and to our method of distribution.

        Our customer base comprises two types of customers: "Associates" and "Preferred Customers" referred to together as "active Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. As of December 30, 2017, we had approximately 565,000 active Customers worldwide. For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

        This portion of our Annual Report on Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 30, 2017. We also discuss the development of our company and the geographic areas where we do business.

        Throughout this Form 10-K, unless specified otherwise, references to "we," "our," "us" and "the company" refer to the consolidated company. References to "dollars" and "$" are to United States dollars.

        We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements—information about our company's business, financial results and other matters—are available at:

  •
  the SEC website—www.sec.gov;

  •
  the SEC's Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and

  •
  our website (without charge)—www.usanahealthsciences.com.

        When we file the information electronically with the SEC, it also is posted to our website.

Current Focus and Recent Developments

        We have implemented the following strategies and initiatives to increase the number of Associates and Preferred Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Personalization:  Over the last few years, we have focused heavily on personalizing and improving our customers' experience with USANA. Personalization will continue to be one of our key strategies as we continue to further personalize each of our product lines.

    In 2017, we introduced Celavive®, our innovative skincare system formulated with the USANA Incelligence Technology®. Celavive® offers a comprehensive skin care regimen benefiting multiple skin care types and ethnicities, with upgraded science and more noticeable user benefits. We offered limited pre-launch availability of Celavive® in 2017 to create an opportunity for important pre-market user experience and time for our Associates to create Celavive® business plans leading up to 2018. These pre-launches occurred during the third and fourth quarters of 2017, and successfully created excitement and product demand among our customers. We launched the Celavive® line in select markets in January 2018, and we will continue to systematically roll it out to more markets around the world throughout 2018. Our 2018 objective is to position Celavive® to generate incremental sales to a new customer demographic for USANA and grow our skin care line from approximately 6% of net sales to an estimated 10% of net sales by the end of fiscal 2018. Following the launch and roll out of Celavive®, we plan to phase out our historical Sensé skin care line.

    In August 2016, we introduced one of the greatest product innovations in our history with the launch of our proprietary InCelligence Technology®. InCelligence™ is patent-pending technology that is designed to support the body's natural ability to nourish, protect and renew itself. On our InCelligence™ platform, we also launched our new flagship multivitamin, CellSentials™.

  •
  Market-Specific Strategies:  We continued to pursue market-specific strategies to facilitate growth and strengthen our business around the world.

    During 2017, we offered a variety of product promotions in specific markets around the world, which were successful in generating both (1) additional demand for our products from our existing customer base; and (2) incremental customer growth in certain markets. We will continue to offer strategically-timed product promotions going forward, along with short-term incentives and promotions we have offered successfully in the past.

    In 2017, we continued our strategy to increase brand-recognition aimed at making it easier for our Associates to introduce USANA to customers. For example, we renewed our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. Although this partnership is focused on our North America region, it is intended to increase awareness and recognition of the USANA brand in our other regions as well. Under this partnership, USANA products are regularly featured on The Dr. Oz Show and viewers of the show are able to purchase USANA products via a direct link on The Dr. Oz Show website.

    In 2017, we also continued to emphasize our international brand ambassador and athlete sponsorship program known as "Team USANA" with additional athlete sponsorships around the world. Under this program, USANA is designated as the exclusive supplement provider for over 1,000 elite athletes around the world. These athletes compete at the highest levels of their sport and represent the USANA brand.

  •
  Product Innovation, Information Technology and Infrastructure:  In 2017, we continued our investments in product innovation, information technology and infrastructure to further our company vision, continue to improve our customers' experience with us, and facilitate future growth as a larger company. These investments led to the successful execution of a number of strategies during 2017, including our Celavive® product launch. In 2018, we will continue to invest in these areas to drive our initiatives. Our investments in these areas in 2018 will affect our results of operations as additional selling, general and administrative (or "SG&A") expense and capital expenditures for the year ending December 29, 2018.

    In 2018, we will continue to develop our information technology infrastructure across the enterprise, including the introduction of a new social sharing platform. This platform will allow our Associates to more fully utilize social media to promote USANA products and interact directly with customers and potential customers. In particular, we are utilizing our social selling platform in connection with the launch of Celavive® around the world.

  •
  International Development and Expansion:  Given the significant opportunity that exists for us in China, we will continue to focus significant time and resources to grow our business in this market. We also believe that significant growth opportunities exist in new international markets and our management team will continue to evaluate other markets for USANA's business.

    In 2017 we announced that we will be expanding sales and operations into four additional European countries beginning in mid-2018: Romania, Germany, Italy and Spain. This will increase our global footprint from 20 to 24 markets. To properly leverage and maximize anticipated growth in these markets, we will use local management supported by our European regional headquarters in Paris, France. To strategically maximize consumer demand and increase market performance, we have already made products available for purchase to Preferred Customers on a not-for-resale basis in these markets.

    Fiscal 2016 was the first full-year of operations for USANA in Indonesia and we continue to believe that this market offers a promising long-term growth opportunity for us.

  •
  Preferred Customer Growth Initiatives:  During 2017, we executed several initiatives to generate customer growth through enhancing our Preferred Customer program.

    During the first quarter of 2017, we offered a Preferred Customer Invitation Program to our Associates in the United States. Under this plan, we invited active Associates in the United States, who met certain criteria, to become Preferred Customers. We gather a variety of internal data on our active Associates, including product purchase history, sales volume history, compensation history, and attendance history at meetings and other events. This and other data strongly suggests that we have a significant population of individuals who initially join USANA as Associates but are interested only in purchasing and consuming our products. The invitation plan allowed these Associates to reconsider their classification with USANA and elect to become a Preferred Customer. We plan to offer this invitation to our active Associates in other markets around the world going forward. In 2018, we will continue to enhance our Preferred Customer program through the development of a rewards and loyalty program exclusive to Preferred Customers. We believe that a strong Preferred Customer Program allows us to (i) further personalize the USANA experience for our customer base, (ii) enhance overall customer service, and (iii) pursue a growth opportunity that we have not fully realized in the past.

Products

        The following table summarizes information concerning our principal product lines.

Product Line/ Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals Essentials/CellSentials	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2015—22% 2016—20% 2017—19%	USANA® CellSentials Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials.

		2015—59% 2016—63% 2017—64%	Proflavanol CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2015—11% 2016—10% 2017—9%	Nutrimeal Fibergy RESET™ weight-management program MySmartTM Foods
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

		2015—7% 2016—6% 2017—6%	Daytime Protective Emulsion Night Renewal Perfecting Essence
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2015—1% 2016—1% 2017—2%	Associate Starter Kit Product Brochures Logo Merchandise
Celavive®

Includes new innovative skincare system formulated with our USANA InCelligence Technology®. Celavive® offers a comprehensive skin care regimen benefiting multiple skin care types and ethnicities, upgraded science, and more noticeable user benefits.

(Launched in 2018 after soft or pre-market launch in late 2017)

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on personalization and innovation, we will look for innovative product opportunities such as our Celavive® product line.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
Key Product	2015	2016	2017
USANA® Essentials/CellSentials	14%	14%	13%
Proflavanol®	13%	13%	12%
BiOmega-3™	12%	13%	14%

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

Asia Pacific

        Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Greater China—Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary. )

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia. We commenced operations in Indonesia in the fourth quarter of 2015.

  •
  North Asia—Japan and South Korea

        Asia Pacific has driven our growth the last several years. Our most recent market expansion in this region include our entry into Indonesia in late 2015. Since our acquisition of BabyCare in 2010, our strategy in Asia Pacific has been centered on generating growth in China. Consequently, our growth in Asia Pacific over the last few years has been led by China, and we believe that China will continue to drive our growth in this region going forward. We also expect our business to grow in most of our other markets in this region.

Americas and Europe

        Americas and Europe is our most mature region. Over the last few years, net sales in this region have decreased on a constant currency basis due to customer declines in several markets within the region including the United States. We continue to implement growth strategies in various markets within this region and remain optimistic about our potential to generate growth in this region, specifically within the United States.

        Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2017, net sales outside of the United States represented approximately 88.4% of consolidated net sales.

Net Sales by Region

        The following table shows net sales by geographic region and as a percentage of total net sales for each of our last three fiscal years. We report net sales in a geographic region if a product shipment originates in that geographic region. Additional financial information relating to our geographic regions can be found in Note K to the Consolidated Financial Statements included in this report.

	2015		2016		2017
	(in thousands)
Asia Pacific
Greater China	$441,284	48.0%	$502,299	49.9%	$546,777	52.2%
Southeast Asia Pacific	183,828	20.0%	206,124	20.5%	205,289	19.6%
North Asia	39,751	4.4%	46,023	4.6%	58,376	5.6%

Asia Pacific Total	664,863	72.4%	754,446	75.0%	810,442	77.4%
Americas and Europe	253,636	27.6%	251,637	25.0%	236,823	22.6%

	$918,499	100.0%	$1,006,083	100.0%	$1,047,265	100.0%

Research and Development

        We focus our research and development (R&D) efforts on developing and bringing to market high-quality, science-based products that promote long-term health and reduce the risk of chronic degenerative disease. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing USANA brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. The R&D team is also involved in protecting our proprietary position with both exclusive ingredients and patent protection. We filed three new U.S. patent applications on our InCelligence™ platform and CellSentials™ formulation in 2016. Additional research support for this technology is underway. In addition, we continue to pursue an ongoing clinical study to further quantify the health benefits of our USANA CellSentials™ featuring our proprietary InCelligence™, cell signaling technology, which was launched in August 2016. Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, genetics, the microbiome, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, attend scientific conferences, and work with a number of third-party research institutions and researchers to identify possible new products and opportunities and reformulate our existing products.

        Our in-house research team has built relationships with scientists at a number of universities and top research institutes, including the University of Washington, the University of Texas Medical Branch, Galveston, Texas, the University of Utah, The Foods for Health Institute at The University of California, Davis, and The University of North Carolina at Pembroke, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome.

        We follow pharmaceutical standards established by the U.S. Pharmacopeia and other pharmacopeias in the development and formulation of our products. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We control the quality of our products beginning at the formulation stage, and we maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling. In fiscal years 2015, 2016, and 2017, we expended $6.4 million, $8.8 million, and $9.0 million, respectively, on product research and development activities. Going forward, we expect to increase our spending and resources for research and development in connection with our personalization and product innovation strategies.

Manufacturing and Quality Assurance

        We conduct manufacturing, production and quality control operations for roughly two-thirds of our nutritional products in-house. We have established and maintain a manufacturing and quality control facility in Salt Lake City, Utah. BabyCare manufactures and produces nearly all of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. This section of this report gives you more information about our manufacturing, production and quality control operations.

Tablet Manufacturing

        Our tablet production process uses automatic and semi-automatic equipment and includes the following activities:

  •
  auditing and qualifying suppliers of raw materials;

  •
  acquiring raw materials;

  •
  analyzing raw material quality;

  •
  weighing or otherwise measuring raw materials;

  •
  mixing raw materials into batches;

  •
  forming mixtures into tablets;

  •
  coating and sorting the tablets;

  •
  analyzing tablet quality;

  •
  packaging finished products; and

  •
  analyzing finished product quality.

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

        Our Salt Lake City manufacturing facility is registered with the U.S. Food and Drug Administration ("FDA"), Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by these and other various organizations and government agencies to assess, among other things, compliance with current Good Manufacturing Practices ("GMPs") and with labeling claims. Additionally, our Salt Lake City manufacturing facility is certified, through inspection and audits, with the Islamic Foods and Nutrition Counsel of America in compliance with Halal, The Organized Kashrus Laboratories in compliance with Kosher, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act in Australia.

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

        Our Beijing, China manufacturing facility is registered with the China Food and Drug Administration ("CFDA"), and other governmental agencies, as required. This facility is audited regularly by various organizations and government agencies to assess, among other things, compliance with applicable GMPs, and with labeling claims.

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

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 33% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes, and certain of our personal care products including our new Celavive® line. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

Quality Control/Assurance

        We have microbiology and analytical chemistry labs in which we conduct quality control processes. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Scientists also identify and confirm all raw materials used in the manufacturing process through scientifically valid means. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our Salt Lake City laboratory staff also performs chemical assays on vitamin and mineral constituents, using U.S. Pharmacopoeia methods and other internally validated methods. In addition to our quality control and clinical laboratories, our headquarters and China facilities also house a laboratory designated for research and development.

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

Structure of Network Marketing Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes an Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's sales organization. New Associates sign a written contract and agree to adhere to the USANA policies and procedures. Under the policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other network marketing opportunities. Associates who violate these policies are subject to discipline, including potential termination of their purchase and distribution rights. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging $30 in each of our markets. No other investment is required to become an Associate.

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

        Individuals who reside in China and who are interested in being part of USANA's organization in China may do so by joining BabyCare. While the process for joining BabyCare is similar to the process for joining USANA, individuals who join BabyCare must initially join as a China Preferred Customer, or CPC. CPCs are similar to Preferred Customers in our other markets, but CPCs also have the right in China to refer other CPCs and receive rebates on future product purchases based on the volume of product purchased by CPCs they have referred. A CPC may become a direct seller or independent distributor (collectively referred to as Associates) in China by electing to do so, signing an Associate agreement, and agreeing to adhere to BabyCare's policies and procedures in China. Much like our operations in other markets, an Associate in China may build a sales organization and receive compensation for product sales in China. Associates in China are compensated under a compensation plan created and implemented by BabyCare specifically for China.

        Preferred Customers.    We also sell directly to customers who purchase products only for personal use. This program is our "Preferred Customer" program. Preferred Customers may not resell or distribute our products. We believe this program gives us access to a customer market that would otherwise be missed, by targeting consumers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers from engaging in retail sales of products, they may enroll as Associates at any time in the future, if they desire. Preferred Customers are not eligible to earn commissions or to participate in our Compensation Plan while they are Preferred Customers. As noted above, our China operations utilize a CPC program, which is based on USANA's Global Preferred Customer program in our other markets with modifications that we have made specifically for our China market. Historically, we have reported CPCs as Associates because of certain attributes associated with the CPC program. However, starting in 2017, we began reporting CPCs as Preferred Customers.

Associate Training and Motivation

        Initial training of Associates about USANA, our products and Compensation Plan, and how to use network marketing, is provided primarily by an Associate's sponsor and others in the Associate's sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, and we provide reprints from commercial publications that feature USANA that may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates tend to be those who participate in such training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new Associates and Preferred Customers to purchase our products, and to educate and train new Associates regarding our products and Compensation Plan.

Associate Compensation

        This section describes our Compensation Plan generally. As noted elsewhere in this report, however, our China operations maintain their own compensation plan, which has been implemented by BabyCare specifically for China.

        Our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at building, training, and retaining their sales organizations to sell USANA products to consumers. The purpose behind each form of compensation under our Compensation Plan is to reward committed Associates for generating product sales either directly or indirectly through their sales organization and network of product consumers.

        Associates can earn compensation in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions by generating sales volume points, which are a unit of measure of the product sales of their sales organization. Each of our products is assigned a sales volume point value comprised of a certain percentage of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must sell a certain amount of product each month ("Qualifying Sales"). Qualifying Sales may include products that the Associates either use personally or that they resell to consumers. Associates do not earn commissions on their personal Qualifying Sales. Associates may earn commissions on their sale of products above the Qualifying Sales as well as the sale of products by Associates in their organization and to Preferred Customers. Additionally, Associates do not earn commissions for simply recruiting and enrolling others in their organization. Commissions are paid only on the sale of products. In most markets, we pay Associates their commissions on a weekly basis.

  •
  Bonuses.  We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and lifetime matching bonus. These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves certain performance measures.

  •
  Retail Mark-Ups.  As discussed previously, in markets where retail mark-ups are permitted, our Associates purchase products from us at the Preferred Price and may resell them to consumers at higher retail prices. This allows the Associate to retain the retail mark-up as another form of compensation.

  •
  Contests and Promotions.  We regularly sponsor contests and promotions designed to incentivize Associates to generate sales, grow their sales organization, and increase the number of product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of certain objectives.

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

Operating Strengths

        Our principal objective is to improve the overall health and nutrition of individuals and families around the world. We do this through (i) developing and manufacturing high-quality, science-based nutritional and personal care products that promote long-term health, (ii) personalizing our products to our customers' needs and desires; and (iii) providing an opportunity through network marketing for our Associates who desire to distribute our products and earn supplemental income. Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; significant in-house manufacturing capability; high quality science-based products; an equitable Associate Compensation Plan; a scalable business model; and an experienced management team.

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

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we collaborate with outside research organizations to further support various aspects of our research and development efforts. Our in-house research team works closely with scientists at a number of universities and top research institutes, including those listed under the caption "Research and Development" above, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the micro-biome. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, the University of Sydney in Australia, The Orthopedic Specialty Hospital (or "TOSH"), and Utah State University. Our R&D team also works closely with the Medical staff at Sanoviv Medical Institute in Rosarito, Mexico to obtain additional perspectives on the use of supplements in a clinical setting and to get feedback on formulas in development. Additionally, our Scientific Advisory Council, comprised of health care professionals and nutritional science experts worldwide, provides us with valuable insights into product applications and efficacy. It is through our internal research and development efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

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

        Science-based Quality Products.    As a result of our emphasis on research and development and our in-house manufacturing capabilities, we have developed a line of high-quality health products that we believe provides health benefits to our customers. Our products have been developed based on a combination of published research, in-house laboratory and third-party clinical studies, and sponsored research.

        Equitable Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a competitive compensation plan that attracts and retains Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is, where permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have a sales organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets.

        To support our Associates, we sponsor meetings and events throughout the year, where we offer information about our products and our network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates. For example, we offer a computer-based, interactive presentation tool, called Health and Freedom Solution, which is designed to help our Associates easily explain and share the USANA opportunity, including the benefits of our products and our Compensation Plan.

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

  •
  A stream of recurring revenue from our monthly product subscription program known as "Auto Order," which we utilize in all of our markets (for the year ended December 30, 2017, this program represented 56% of our product sales volume); and

  •
  We can typically expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China however, require more significant local investment.

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

Growth Strategy

        We seek to grow our business by pursuing the following strategies:

        Attract and Retain Customers.    Our active Customers are central to the growth and success of our business. Accordingly, our primary growth strategy focuses on increasing our overall active Customer counts throughout the world, with an emphasis on growing our Preferred Customer business. In that regard, our efforts to enhance our Preferred Customer business described under the "Current Focus and Recent Developments" section above is central to our overall customer growth strategy. We will execute this strategy by applying both world-wide and region-specific initiatives, which include the initiatives set out below. Our management team maintains a close working relationship with our Associate leaders by interacting with them on a regular basis through in-person meetings and phone calls. Further, in addition to our Annual International Convention and our Asia Pacific Convention, we hold several regional events in key growth areas to provide support and training to Associates. We continue to invest in these events and in the marketing of our business to help Associates improve the productivity of their businesses.

        Personalization.    Our personalization initiative has been a key marketing and operating strategy for us over the last few years and will continue to be a key strategy going forward. This initiative focuses on personalizing and improving our overall business, as well as our customers' experience with USANA. We have already applied personalization to many aspects of our business and have several additional enhancements planned going forward, all of which is further discussed above under "Current Focus and Recent Developments."

        New Product Introductions.    Our research and development team continually reviews the latest scientific findings related to nutrition, conducts or manages research and clinical trials, reviews new technologies, and attends scientific conferences. If, in that process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and we believe this benefit can be realized by a significant number of our customers, we will generally pursue development of that product. Our research and development focus has been and will continue to be centered on personalization and innovation. To the extent reasonably possible, we intend to personalize our product offering and product delivery systems to our customers' individual needs. At our 2017 International Convention, we introduced our Celavive® product line, which is formulated with our USANA InCelligence Technology®. We began launching Celavive® in select markets in January 2018, and will systematically roll it out to other markets around the world throughout 2018.

        Successfully Grow each of our Regions through Market Specific Strategies and Incentives.    In light of the strength of our Asia Pacific region and our growing Associate base in Asia, we believe that Greater China continues to be the most significant and imminent growth opportunity for us. Our strategy in this region is focused on generating customer growth in each market, with an emphasis on China. Our wholly-owned subsidiary, BabyCare, is our operating entity in China. BabyCare has been granted licenses to engage in direct selling in four municipalities/provinces: Beijing, Jiangsu, Shaanxi, and Tianjin. Additionally, in 2016 BabyCare received preliminary approval from the China government to expand its direct selling business into the following eight additional provinces and/or municipalities: Liaoning Province, Shandong Province, Shanxi Province, Sichuan Province, Guangdong Province, Dalian City, Qingdao City, and Shenzhen City. The eight preliminary approvals granted to BabyCare in 2016 require BabyCare to complete certain conditions and reporting requirements before the final direct selling approvals will be issued. BabyCare is in the process of completing these conditions and reporting requirements. Due to the nature of this process, and the discretion maintained by the Chinese government, there is no guarantee that the Chinese government will ultimately grant BabyCare a direct sales license in each area where BabyCare has received a preliminary approval. In 2016, we successfully completed and transitioned manufacturing operations to our new manufacturing facility in Beijing. This facility now houses manufacturing for most of the product sold in China by BabyCare. We have also spent the last few years adding strength and expertise to our management team in China, improving our information systems, technology and infrastructure in China, educating our customers on our product offering and business model in China, and registering additional products for sale by BabyCare in China. We will continue to execute these strategies going forward.

        We are also confident in our growth potential in our Southeast Asia Pacific region. While the Philippines, Australia and New Zealand have been key growth markets for us historically, we believe we can generate sales and customer growth in other markets within this region. We have implemented strategies for each market in this region, which are intended to drive customer growth in 2018.

        Our Americas and Europe region is also very important to our business and a significant part of our growth strategy. Notwithstanding the foregoing, our sales results in the Americas and Europe region declined in 2017 due to declines in the number of active Customers in each market within the region during the year. In particular, our 2017 sales and customer results in the United States, Canada and Mexico did not meet our expectations. Our objective for this region remains centered on increasing the overall number of customers who consistently use USANA products. To achieve our objective, we plan to execute a number of strategies in this region in 2018, including strategies centered on (i) our new Celavive® product line, (ii) social sharing and selling, (iii) personalization, and (iv) our Preferred Customer initiative. We will also continue to utilize market-specific promotions and incentives in this region.

        Brand Awareness:    To facilitate customer growth, we plan to continue to promote global awareness of the USANA brand through various strategies, including professional athlete sponsorships and credible associations with individuals and organizations. Examples of this include our sponsorship of the U.S. Ski Team, Speed Skating Canada, and US Speedskating, our partnership with the Women's Tennis Association, and our support of AFC Bournemouth of England's Premier League. We continue to serve as the official health supplement supplier for these teams and organizations and are also increasing our sponsorship of individual athletes who rely on our products and brand. We seek to leverage these relationships to build brand credibility and increase product consumption and loyalty. In addition to our athlete sponsorships, we seek to advertise and collaborate with credible, nationally recognized organizations and individuals to enhance our global brand. In 2017, for example, we renewed our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. While branding efforts such as this have a global reach, the primary objective of this initiative is to grow sales and customers in the Americas and Europe.

        Enter New Markets.    We believe that significant growth opportunities continue to exist in markets where we currently conduct business and in new international markets. We will open four new European countries beginning in mid-2018. These new markets, Romania, Germany, Italy and Spain, will increase our global footprint from 20 to 24 markets worldwide. We select new markets like these following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. We have also begun to register certain products with regulatory and government agencies in other countries in preparation for further international expansion. Wherever possible, we expect to seamlessly integrate the Compensation Plan in each market to allow Associates to receive commissions for global—not merely local—product sales. This seamless sales structure is designed to allow an Associate to build a global network by creating a sales organization across national borders. We believe our seamless Compensation Plan significantly enhances our ability to expand internationally, and we intend, where permitted, to integrate future markets into this Compensation Plan. While we deem new market expansion as a key growth strategy, given the significant opportunity that currently exists in China, we plan to continue to focus the majority of our time and resources on growing that market.

        Pursue Strategic Acquisitions.    We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Competition

        Our industry is very competitive and the barriers to entry are not significant. We compete with manufacturers, distributors, and retailers of nutritional products in many channels, including direct sales, specialty retail stores, wholesale stores, and the internet generally. We also compete with other public and privately owned direct sellers for distributor talent, including for example Amway, Herbalife, and Nu Skin. On both fronts, some of our competitors are significantly larger than we are, have a longer operating history, higher visibility and name recognition, and greater financial resources than we do. We compete with these entities by emphasizing the strengths of our business, as described in the "Operating Strengths" section above, to our Associates, Preferred Customers and potential customers.

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 0.6%, 0.7%, and 0.7% in 2015, 2016, and 2017, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows Associates and Preferred Customers to receive a 100% refund on the sales price of any unused and resalable products that are returned up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. To avoid manipulation of our Compensation Plan, return of product where the purchase amount exceeds $100 and was not damaged at the time of receipt by the Associate may result in cancellation of an Associate's distributorship.

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

Associate Compliance

        Our reputation depends upon the quality of our products and the integrity of our Associates. We continually monitor and review our Associates' compliance with our policies and procedures as well as the laws and regulations applicable to our business around the world. Part of this review entails an assessment of our Associates' sales activities to ensure that they are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates must use marketing and promotional materials provided by USANA. Associates who have achieved a certain leadership level are permitted, however, to produce their own marketing and promotional materials, but only if such materials are approved by us prior to their use.

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

        Because we believe that Associate compliance is critical to the integrity of our business, we are aggressive in ensuring that our Associates comply with our policies and procedures. When an Associate fails to comply with our policies and procedures, we may terminate the Associate's purchase and distribution rights. From time to time, we become involved in litigation with Associates whose purchase and distribution rights have been terminated. We consider such litigation to be routine and incidental to our business and we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures.

Information Technology

        We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success. We continually evaluate changes in the information technology environment to ensure that we are capitalizing on new technologies, keeping pace with regulatory standards, and ensuring that our systems and data are secure. Over the last several years we have meaningfully invested in technology systems and infrastructure to create a better overall customer experience for our customers.

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

Regulatory Matters

        General.    In every jurisdiction in which we operate, our business is subject to extensive governmental regulation. These regulations exist at various national and local levels and pertain to our products, network marketing program, and other aspects of our business. In this section, we describe the regulations that are applicable to our business.

        Product Regulation.    Numerous governmental agencies regulate the manufacturing, packaging, labeling, advertising, promoting, importing, distributing, and the selling of health supplements, cosmetics, and foods. In the United States, advertisement of our products is regulated by the Federal Trade Commission ("FTC") under the FTC Act and, where such advertising is considered to be product labeling, by the FDA, under the Food, Drug, and Cosmetic Act ("FDCA") and related regulations. Our products and related manufacturing and packaging activities are also subject to regulation in the United States by the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency.

        Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and Pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited annually by the FDA, specifically for dietary supplements and have been found in full compliance with GMPs for dietary supplements. The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we are in compliance with this law.

        In general, our personal care products, which are regulated as cosmetic products by the FDA, are not subject to pre-market approval by that agency. Cosmetics, however, are subject to regulation by the FDA under the adulteration and misbranding provisions of the FDCA. Cosmetics also are subject to specific labeling regulations, including warning statements, if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under The Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug, such as sunscreens, are regulated as drugs. Over-the-counter ("OTC") drug products, including cosmetics, may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we would be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product.

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

        The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies outside the United States in each country where they are distributed. In Australia, product registration, labeling and manufacturing is regulated by the TGA. In Japan, the Ministry of Health, Labor and Welfare regulates these activities. In China, the China Food and Drug Administration ("CFDA") regulates product registration, labeling and manufacturing. Upon entering a new market, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from that country's Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the particular market or approval or licensing otherwise may be unavailable with respect to certain products or product ingredients in a given market.

        We must also comply with local product labeling and packaging regulations that vary from country to country. For example, China extensively regulates the registration, labeling and marketing of our products. In China, our nutritional products are typically classified as "health functional foods" and our personal care products are typically classified as "non-special use cosmetics." The registration process for health functional foods is complex and generally requires extensive analysis and approval by the CFDA. As a result, it can take several years to register a product as a health functional food in China. While all products currently sold by BabyCare in China have been registered with the CFDA, we continue to work through the registration process for other health functional food products, which we also hope to begin selling through BabyCare in the future.

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

        Network Marketing Regulation.    Various laws and regulations in all of our markets regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on product sales rather than on investments in the organization or on other criteria that are not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. In most of our markets, these regulations are subject to discretionary interpretation by regulators and respective legal authority. Consequently, the regulations, or a regulator's interpretation and enforcement of the regulations, could change at any time. If that were to occur, we may be required to change our business model in the respective market in an effort to comply.

        In the United States, the FTC has jurisdiction to regulate direct selling or network marketing companies under the FTC Act. The FTC's interpretation of the applicable direct selling laws and regulations has evolved over the last several years as represented in various consent decrees between the FTC and certain direct selling companies relating to a variety of consumer protection issues, including misleading earnings representations by a company's independent distributors, as well as the fairness and legal validity of a company's business model and distributor compensation plan. For instance, in July 2016, the FTC entered into a consent decree with a direct selling company following an enforcement action in which the FTC had alleged that, among other things, the direct selling company's distributors were making misleading representations regarding income and that the company was utilizing an unfair and deceptive compensation plan. Additionally, in September 2016, the FTC entered into a consent decree with another direct selling company following an enforcement action in which the FTC had alleged that the company's distributors were making misleading earnings representations and that the company was utilizing an illegal business model. In each of these settlements, the FTC required the company to pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate independent distributors and to make changes to its marketing practices to avoid misleading income representations. FTC determinations such as these have created ambiguity as to the proper interpretation of the law and regulations applicable to direct selling companies in the U.S. Although these settlements do not represent judicial precedent or have the force of law or a new rule or regulation, FTC officials have indicated that the direct selling industry should look to the principles underlying these consent decrees for guidance in their own businesses. Additionally, several months after these settlements were entered into, the FTC issued non-binding guidance to the direct selling industry, which reinforces many of the principles contained in the consent decrees and provides other operational guidance to direct selling companies. We have analyzed the consent decrees and guidance issued by the FTC and are in the process of both (i) refining aspects of our U.S. business model based on the principles contained in these documents, and (ii) conducting additional analysis to determine if further changes to our model may be necessary. Based on our interpretation and understanding of these principles, we believe that we can demonstrate compliance with the principles contained in the consent decrees and guidance. No assurance can be given; however, that the FTC, if it were to review our U.S. business, would agree with our assessment and not require us to change one or more aspects of our operations in the U.S. in the future. Any action against us in the future by the FTC could materially and adversely affect our operations in the U.S.

        A significant amount of our business is generated in China. The direct selling industry in China continues to evolve and mature. Consequently, the regulatory environment for our industry is also still developing and maturing in China. The Chinese government has adopted direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions on direct selling companies, most notably on pyramid selling and multi-level compensation. These regulations are also subject to discretionary interpretation and enforcement by various municipal, provincial and state officials in China. We detail more of the various risks associated with our business in this report in Item 1A. "Risk Factors."

        Our business in China is that of BabyCare. BabyCare's business model has been designed specifically for China based on a variety of factors, including: (i) BabyCare's communications with the Chinese government, (ii) BabyCare's interpretation of the direct selling laws and regulations, as well as their understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China. While BabyCare has not received formal confirmation from the Chinese government that its business model in China complies with applicable direct selling regulations, we believe that, based on the information and qualifications noted above in this paragraph, BabyCare's model in China is compliant with such regulations, as those regulations are currently interpreted and enforced by the Chinese government.

        Network marketing companies, and the direct selling industry in general, continue to experience significant media and public scrutiny in many countries. Several companies similar to ours recently have been scrutinized and penalized in several markets where we operate, including the United States, Canada, China, Japan, and South Korea. This scrutiny, along with the uncertainty of the laws and regulations pertaining to network marketing in many countries, can affect how a regulator or member of the public perceives us. For instance, there has been significant media and short-seller attention given to the viability and legality of network marketing in the United States and China over the past few years. This attention has led to intense public scrutiny of our industry, as well as volatility in our stock price and the stock prices of other direct selling companies who operate in the same markets. We cannot predict the impact that this scrutiny may have on our business or industry in the future.

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

        We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any intellectual property litigation could result in substantial cost and divert the efforts of management and technical personnel.

Seasonality

        Although we are not significantly affected by seasonality, we do experience variations in the activity of our Associates in many of our markets in the first and fourth quarters around major cultural events such as Chinese New Year and Christmas.

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of February 23, 2018 we had no significant backlog of orders.

Working Capital Practices

        We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost increases and supply risks.

Environment Laws

        We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Employees

        As of February 23, 2018 we had approximately 1,810 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

Additional Available Information

        We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. Our website address is www.usanahealthsciences.com. The information on our website should not be considered part of this report on Form 10-K.

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

Item 1A.    Risk Factors

        We are subject to and encounter various substantial risks and events that adversely affect our business, results of operations, cash flows, financial condition and the price of our common stock.

        You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this report, and in the sections Part I, Item 1. Business, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the Securities and Exchange Commission in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

        The risks discussed below are not the only risks that we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

        As a direct selling company, we sell our products to a network of active Customers. If we are unable to attract and retain active Customers, our business may be harmed.    Our consumer base includes (i) non-employee, independent Associates who personally consume and sell our products, and (ii) Preferred Customers who simply consume, but do not resell our products. We rely largely on the former to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of active Customers in each of our markets around the world. Our success will also depend on our ability to retain and motivate our existing Associates and attract new Associates. Associates typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. We rely primarily upon our Associates to (i) attract, train and motivate new Associates, and (ii) attract and sell to Preferred Customers. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including:

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

  •
  Other competing network marketing organizations entering into the marketplace that may sell to our active Customers, or potential active Customers; and

  •
  Changes to the Compensation Plan required by law or implemented for business reasons that make attracting and retaining Associates more difficult.

        We can provide no assurance that we will be successful in increasing or retaining our number of active Customers or that their productivity will increase.    Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates from year to year. Similarly, Preferred Customers may stop buying from us at anytime and it is challenging for organizations like ours to determine why a customer stops buying. While our total number of active Customers has continued to increase during recent years, a few of our markets, including the United States, have experienced customer declines. If our strategies and initiatives do not drive growth in our active Customer base, particularly in the United States, China and other markets, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we do not generate sufficient interest in our business to successfully retain existing Associates and attract new Associates.

        The loss of a significant USANA Associate or Associate sales organization could adversely affect our business.    We rely on the successful efforts of our Associates that become leaders within our Compensation Plan. Our Compensation Plan is designed to permit Associates to sponsor new Associates and Preferred Customers, thereby creating sales organizations. As a result, Associates develop business and personal relationships with other Associates and Preferred Customers. The loss of a key Associate or group of Associates, large turnover or decreases in the size of the key Associate force, seasonal or other decreases in product purchases, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations.

        The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.    All Associates sign a written contract and agree to adhere to our policies and procedures. Although these policies and procedures prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the distribution of the products, Associates may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties. Legal actions against our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system. We take what we believe to be commercially reasonable steps to (i) regularly train our active Associate base, and (ii) monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure compliance with the terms of our policies and procedures and Compensation Plan. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective, particularly in times and regions where we may experience rapid growth. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

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

        Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.    Various laws and regulations in the United States and other countries regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our network marketing plan to regulatory agencies. We have also been required to modify our network marketing plan in the past in certain jurisdictions in order to comply with the interpretation of the regulations by local authorities. Where required by law, we obtain regulatory approval of our network marketing plan, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance. Further, we may simply be prohibited from distributing products through a network-marketing channel in some countries, or we may be forced to alter our Compensation Plan.

        In the United States, the FTC has entered into several highly publicized settlements with direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations by the companies' independent distributors, as well as the legal validity of the companies' business model and distributor compensation plans. For instance, in July 2016, the FTC entered into a consent decree with a direct selling company following an enforcement action in which the FTC alleged that, among other things, the direct selling company's distributors had made misleading income representations and that the company was utilizing an unfair and deceptive compensation plan. In September 2016, the FTC entered into a consent decree with another direct selling company following an enforcement action in which the FTC alleged, among other things, that the company's distributors were making misleading earnings representations and that the company was utilizing an illegal business model. The consent decree in each of these cases required the respective direct selling company to, among other things, pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate independent distributors and change its marketing practices to avoid misleading income representations.

        FTC determinations such as these have created an ambiguity regarding the proper interpretation of the law and regulations applicable to direct selling companies in the U.S. Although a consent decree between the FTC and a specific company does not represent judicial precedent, FTC officials have indicated that the direct selling industry should look to these consent decrees, and the principles contained therein, for guidance. Additionally, following the issuance of these consent decrees, the FTC issued non-binding guidance to the direct selling industry, suggesting it was intending to reinforce the principles contained in the consent decrees and provide other operational guidance to the direct selling industry. We have analyzed the consent decrees and the subsequent guidance issued by the FTC and we are in the process of both (i) refining aspects of our U.S. business model based on the principles contained in the FTC materials, and (ii) conducting additional analysis to determine if further changes to our model may be necessary. While we strive to ensure that our overall business model, and Associate Compensation Plan, are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

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

        Our Greater China region accounts for a significant part of our business and expected growth. Any decline in sales or customers in this region would harm our business, financial condition and results of operations.    Our Greater China region consists of China, Hong Kong and Taiwan and is currently our largest and most rapidly growing region. Our international growth strategy has been centered on growing BabyCare's business in China for the last several years. As a result of this strategy, China has been our fastest growing market and is now our largest individual market. If we are not successful in continuing to grow BabyCare's sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition, results of operations and cash flows may be harmed. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. While we believe that, in light of our successful Asian Associate base, we will be successful in growing BabyCare's business in China, it is difficult to assess the extent to which BabyCare's Chinese business model and Associate compensation plan will be successful or deemed to be compliant with applicable laws and regulations by the Chinese government. Although we are required to conduct our operations in China through BabyCare, we believe that our long-term success in China will depend on our ability to successfully integrate, to the extent possible, our operations with BabyCare's operations. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in growing sales and customers in China through BabyCare.

        Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the government modifies the direct selling regulations, or interprets and enforces the regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.    Our operations in China are conducted by BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare operates in China pursuant to direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, most notably on pyramid selling and multi-level compensation. multi-level compensation. The laws and regulations are also subject to discretionary interpretation and enforcement by various state, provincial and municipal level officials in China. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations. Regulators in China may also modify the current regulations. As a result, there can be no assurance that the Chinese government's current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Associates.

        The Chinese central government also exercises significant control over the Chinese economy, including through controlling capital, controlling foreign exchange and foreign exchange rates, controlling tax regulations, providing preferential treatment to certain industry segments or companies and issuing required licenses to conduct business. Accordingly, any adverse change in the Chinese governmental, economic or other policies could have a material adverse effect on BabyCare's business in China and our consolidated results of operations.

        While BabyCare utilizes a business model that has been developed specifically for China in light of applicable China laws and regulations, BabyCare's model has not been formally approved by the Chinese government.    BabyCare's business model has been designed specifically for China based on a variety of factors, including: (i) BabyCare's communications with the Chinese government,

(ii) BabyCare's interpretation of the direct selling laws and regulations, as well as their understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China. BabyCare sells products in China through a variety of methods, including (i) online through its website; (ii) at physical branch retail locations in China; (iii) through direct sellers in provinces and municipalities where BabyCare has received a direct sales license; and (iv) through independent distributors who are considered independent business owners under Chinese law. Individuals who join BabyCare must initially join as a China Preferred Customer, or CPC. CPCs are similar to our Preferred Customers in our other markets, but CPCs also have the right in China to refer other CPCs to BabyCare and receive rebates on future product purchases based on the volume of product purchased by CPCs they have referred. A CPC may become a direct seller or independent distributor (collectively referred to as Associates) in China by electing to do so, signing the required agreement, and agreeing to adhere to BabyCare's policies and procedures.

        Direct sellers in China are permitted by our policies and the terms of our direct selling licenses to sell away from fixed retail locations in the provinces and municipalities where BabyCare has been granted a direct selling license. Our independent distributors, who are independent business owners under Chinese law, sell BabyCare products and provide various sales, marketing and other support services to BabyCare and its customers in China. Distributors are compensated for these services in China under BabyCare's compensation plan, instead of the typical compensation we pay under our Associate Compensation Plan in markets outside of China. Notwithstanding the foregoing, the compensation available to our independent distributors in China is comparable to that of our Associates in our other markets outside of China. Many of the components of BabyCare's business model are unique to China and are not part of our business model in our markets outside of China. BabyCare has not received formal confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling. We cannot be certain that BabyCare's business model or the activities of its employees, direct sellers or independent distributors will be deemed by Chinese regulatory authorities to be compliant with current or future laws and regulations. If BabyCare's model is deemed to be in violation of applicable regulations, as they are now or may in the future be interpreted or enforced, BabyCare could be subject to fines, penalties, suspension of its business in China or, ultimately, have its direct selling license revoked by the Chinese government, all of which could have a material adverse impact on our business in China.

        Additionally, the direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. Although we have implemented internal policies that are designed to promote our Associates' compliance with these regulations, we cannot guarantee that any of our Associates living outside of China or any of BabyCare's Associates in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations and, therefore, might result in regulatory action and adverse publicity, which would harm our business in China.

        BabyCare must apply for and receive government approval to expand its business in China and its ability to expand could be negatively impacted if it is unable to obtain such required approvals.    BabyCare has obtained direct selling licenses in certain provinces and municipalities and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to operate its direct selling business model in China. As of the date of this report, BabyCare has been granted licenses to engage in direct selling in the municipalities or provinces of Beijing, Jiangsu, Shaanxi, and Tianjin. In addition, in 2016, BabyCare received preliminary governmental approval to expand its direct selling business into the following eight additional provinces or municipalities: Liaoning Province, Shandong Province, Shanxi Province, Sichuan Province, Guangdong Province, Dalian City, Qingdao City, and Shenzhen City. The eight preliminary approvals granted to BabyCare in 2016 require BabyCare to complete certain conditions and reporting requirements before the final direct selling approvals will be issued. BabyCare is in the process of completing these conditions and reporting requirements. Due to the nature of this process, and the discretion maintained by the state and local government officials, there is no guarantee that the Chinese government will ultimately grant BabyCare final approval to conduct direct selling in each of these areas where BabyCare has received a preliminary approval. In the event that the Chinese government does not grant one or more final direct sales approvals to BabyCare in these areas, BabyCare would be required to reapply for the license in the particular area, which would delay BabyCare's ability to expand its business and inhibit BabyCare's growth opportunity.

        Going forward, BabyCare will be required to obtain licenses from municipalities and provinces within China where it does not hold a license. If BabyCare is unable to obtain additional direct selling licenses as quickly as we would like, it would have a negative impact our ability to expand and grow our business. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve, is time-consuming and expensive. The process is complex and officials are cautious when granting new approvals for direct selling, making it difficult to predict the timeline for obtaining additional approvals. The Chinese government regularly investigates direct selling companies and may decide to increase its scrutiny of the industry or modify the applicable regulations and process. If the current processes for obtaining approvals are delayed for any reason or are changed or are interpreted differently than currently understood, these events could have a negative impact on BabyCare's growth prospects in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct-selling licenses or obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

        BabyCare's operations in China, and direct selling companies in general, are subject to significant government oversight, scrutiny and monitoring.    Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. These inquiries can arise in a variety of ways, including from complaints from customers, competitors or the media. These inquiries or complaints may result in the Chinese government investigating the particular complaint or BabyCare's business in general. There have been instances where inquiries or complaints about BabyCare's business have resulted in warnings from the Chinese government as well as the payment of fines by BabyCare. We expect that BabyCare will continue to face the risk of government inquiries, complaints or investigations, and any determination that BabyCare's business, or the activities of its Associates, are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare's licenses, including its direct selling licenses, all of which could have a material adverse effect on our business and operations. There can be no assurance that the Chinese government's interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare's business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

        Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.    Our international operations are presently conducted in various foreign countries, and we expect that the number of countries in which we operate could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the U.S. Foreign Corrupt Practices Act (FCPA), and the Bribery Act of 2010 (U.K. Anti-Bribery Act). Recent years have seen an increasing number of investigations and other enforcement activities under these laws. The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The U.K. Anti-Bribery Act prohibits both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws.

        Although we have policies and procedures and a compliance program designed to ensure that we, our employees, associates, distributors, agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for violations of these acts (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management (see, "An internal investigation of our China operations is being conducted," below).

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

        An internal investigation of our China operations is being conducted.    We are voluntarily conducting an internal investigation of our China operations, BabyCare Ltd. The investigation focuses on compliance with the FCPA and certain conduct and policies at BabyCare, including BabyCare's expense reimbursement policies. The Audit Committee of the Board of Directors has assumed direct responsibility for reviewing these matters and has hired experienced counsel to conduct the investigation. While we do not believe that the subject amounts are quantitatively material or will materially affect our financial statements, we cannot currently predict the outcome of the investigation on our business, results of operations or financial condition. We have voluntarily contacted the Securities and Exchange Commission (SEC) and the United States Department of Justice (DOJ) to advise both agencies that an internal investigation is underway and we intend to provide additional information to both agencies as the investigation progresses. We cannot predict the duration, scope, or result of the investigation. We could be exposed to a variety of negative consequences as a result of these matters. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief. A civil lawsuit has been initiated as a result of these matters and there can be no assurance that other lawsuits will not be initiated against us as a result of these matters. We cannot predict whether the existing lawsuit, or potential future lawsuits, will result in judgments against us and potentially any responsible current and former directors and officers. We expect to continue to incur costs in conducting our on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against us or any of our current or former officers or directors.

        Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the FDA and the FTC. For example, failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements. Nevertheless, any FDA action determining that our processes were non-compliant with dietary supplement GMPs, could materially adversely affect our ability to manufacture and market our products. In addition, the Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. We have an internal adverse event reporting system that has been in place for several years and believe that we are in compliance with this new law. Nevertheless, any action by the FDA in response to a serious adverse event report that may be filed by us could materially and adversely affect our ability to successfully market our products.

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

        Our in-house manufacturing activity is subject to certain risks.    We manufacture approximately 67% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

        Our reliance on third parties to manufacture and supply certain of our products and the failure by these third parties to supply these products to us in accordance with our quality standards and specifications, as well as applicable laws and regulations, may harm our financial condition and operating results.    We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 33% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy™ Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products, including our new Celavive® products. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA's GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace. Any of these events, if they were to occur, could harm our business, results of operations and financial condition.

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

        Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.    Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended December 30, 2017, represented 88.4% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs will be transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. With the exception of BabyCare's business in China, product purchases by our subsidiaries around the world are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. We also enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative instruments for speculative purposes. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

        Difficult economic conditions may adversely affect our business.    Over the past few years, economic conditions in many of the markets where we sell our products have resulted in challenges to our business. This is particularly true in our Americas and Europe region, where we continue to experience difficulty generating meaningful growth. We cannot predict whether world or market-specific economies will improve or deteriorate in the future. If difficult economic conditions continue or worsen, we could experience declines in net sales, profitability and cash flow due to lower demand for our products or other factors caused by economic challenges faced by our customers, potential customers or suppliers. Additionally, these conditions may result in a material adverse effect on our liquidity and capital resources or otherwise negatively impact our operations or overall financial condition.

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

        In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations during 2007 and 2008. In November 2012, we were again the target of false and misleading statements concerning our business practices, particularly in China and Hong Kong. This adverse publicity also had an adverse impact on the market price of our stock and caused insecurity among our Associates. Most recently, in April 2017, we were again the target of an anonymous short-seller blog that contained distortions of fact and misleading information about BabyCare's business in China.

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

        Legal action by former Associates or third parties against us could harm our business.    We continually monitor and review our Associates' compliance with our policies and procedures as well the laws and regulations applicable to our business. From time to time, some Associates fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the particular Associate. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of an Associate's purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against us. Our competitors have also been involved in this type of litigation, and in some cases class actions, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Associates against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers. We believe that Associate compliance is critical to the integrity of our business, and, therefore, we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil litigation against various direct selling companies in the United States, which have already resulted in settlements and may result in additional significant settlements in the future by these companies. There can be no assurance that we will not be challenged by private parties in litigation.

        The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition, or results of operations.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. There is a risk that any of our suppliers could discontinue selling raw materials to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. There can be no assurance that suppliers will provide the raw materials that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

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

        Disruptions to shipping channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.    In the past, we have felt the impact of disruptions to the shipping channels used to distribute our products. These disruptions have included increased port congestion, a lack of capacity on the railroads, and a shortage of manpower. For example, we experienced the impact of the West Coast port congestion that started late in 2014 due to worker strikes. In response to this congestion, we increased lead-times for shipments to our international markets, which caused an increase in our inventory levels. We also pursued alternative routes of transportation, which increased our shipping costs. Although the west coast ports are now fully functioning, we cannot assure you that we will not experience port congestion in the future. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our net sales.

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

        We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.    We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the U.S. corporate tax rate from 35 percent to 21 percent, increased deductions for capital spending and limitations on interest expense deductions. This tax legislation made other changes that could have an unfavorable impact on our overall U.S. federal tax liability in light of our current international operating structure. In particular, the tax legislation included a number of provisions that limit or eliminate various tax deductions, including those related to foreign tax credits and other deferred tax assets that we will not be able to realize under the new tax laws, each of which could affect our U.S. federal income tax position. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. While we expect the Tax Act to be favorable to us over the long run, it may be unfavorable to our short-term financial condition and results of operations. Additionally, there can be no assurance that additional changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

        In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

        We rely on information technology to support our operations and reporting environments. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.    In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to a cyber incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions, employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If by any cause our systems or information resources were compromised, or if our data were destroyed, misappropriated or inappropriately disclosed we could suffer significant loss or incur significant liability, including: damage to our reputation; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators. Furthermore, such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

        We may incur liability under our "Athlete Guarantee" program, if and to the extent participating athletes make a successful claim against USANA for testing positive for certain banned substances while taking USANA nutritional supplements.    We believe that our nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. We retain independent testing agencies to conduct periodic checks for banned substances. We further believe that, while our products promote good health, they are not otherwise considered to be "performance enhancing" as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency ("WADA"). For many years, we have been a sponsor of Olympic athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up our claim that athletes who use USANA products as part of their training regimen will not be consuming banned substances, we have offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated, which state that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be the result of taking USANA nutritional products, we will compensate that athlete at an amount equal to two times their current annual earnings up to $1.0 million dollars, based on the athlete's personal level of competition, endorsement, and other income, as well as other factors. To mitigate potential exposure under these agreements, we:

  •
  Designate lots identified as dedicated to the Athlete Guarantee program and retain additional samples

  •
  Store designated lot samples externally with a third-party; and

  •
  Establish a chain of custody that requires signatures on behalf of us and the third-party to transfer possession of the product lots and that restricts access by our employees after the transfer.

All applicants to this Athlete Guarantee program are subject to screening and acceptance by us in our sole discretion. Contracts are tailored to fit the athlete's individual circumstances and the amount of our exposure is limited based on the level of sponsorship of the participating athlete. Although we believe that the pool of current and potential participants in the program is small, there is no guarantee that an athlete who is accepted in the program will not successfully make a claim against us. We currently have no insurance to protect us from potential claims under this program.

        The loss of key management personnel could adversely affect our business.    Our executive officers are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We depend upon the services of our Chief Executive Officer, Kevin Guest, our President and Chief Operating Officer, Jim Brown, and our Chief Financial Officer, Douglas Hekking, as well as other key members of our executive team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

        Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business.    We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in the companies' Annual Reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. For instance, as described in our Management's Annual Report on Internal Control Over Financial Reporting at Item 9A of our Annual Report on Form 10-K, filed with the SEC on February 27, 2017, we identified a material weakness in our internal control over financial reporting as of December 31, 2016. While the existence of this material weakness did not result in a restatement of previously issued interim or annual consolidated financial statements, we incurred substantial costs and utilized meaningful resources to remediate the material weakness during fiscal 2017. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

        The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.    Gull Global, Ltd., an entity that is solely owned and controlled by our founder Dr. Myron Wentz, owned approximately 49.00% of our outstanding common stock at December 30, 2017. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence and control over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

        The market price of our common stock may be influenced by many factors, some of which are beyond our control.    There can be no assurance that an active market in our stock will be sustained. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors' interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we are vulnerable to investors taking a "short position" in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. The price of our common stock also may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock, and accordingly, the value of a shareholder's investment in our company, would likely decline, perhaps substantially.

Item 1B.    Unresolved Staff Comments

        There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.    Properties

Corporate Headquarters

        Our world-wide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. This facility includes space for manufacturing and quality control, distribution, administrative functions, and research and development.

China Manufacturing

        We own a 350,000 square foot state-of-the-art facility in Beijing, China similar in potential capacity and nature to our corporate headquarters. Additionally, we own a 31,000 square foot manufacturing facility in Tianjin, China, which is currently used to manufacture our skincare products that are sold in China.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." The following table contains the reported high and low sales prices for our common stock as reported on the NYSE for the periods indicated:

2016	High	Low
First Quarter	$68.16	$46.00
Second Quarter	$64.88	$54.03
Third Quarter	$71.48	$54.26
Fourth Quarter	$75.00	$58.80

2017	High	Low
First Quarter	$63.60	$54.25
Second Quarter	$66.90	$52.55
Third Quarter	$65.20	$52.80
Fourth Quarter	$76.15	$56.25

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

        On February 23, 2018, the high and low sales prices of our common stock as reported by NYSE were $77.60 and $76.70, respectively.

Shareholders

        As of February 23, 2018, we had approximately 277 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

        There were no share repurchases made during the quarter ended December 30, 2017. At December 30, 2017, the remaining approved repurchase amount under the plan was $50.0 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index and to a market-weighted index of four companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2012, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

        Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Avon Products, Inc., NuSkin Enterprises, Inc., Herbalife Ltd., and Nature's Sunshine.

	USNA	S&P 500	Peer Group
Dec 12	$100	$100	$100
Dec 13	$230	$130	$208
Dec 14	$312	$144	$154
Dec 15	$388	$143	$138
Dec 16	$372	$157	$107
Dec 17	$450	$187	$140

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2013	2014	2015	2016	2017
		(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$718,175	$790,471	$918,499	$1,006,083	$1,047,265
Income taxes	$37,557	$39,017	$47,917	$38,511	$72,105
Net earnings	$79,024	$76,636	$94,672	$100,041	$62,535
Earnings per common share:
Basic	$2.89	$2.90	$3.72	$4.14	$2.57
Diluted	$2.78	$2.80	$3.59	$3.99	$2.53
Weighted-average common shares outstanding:
Basic	27,391	26,443	25,460	24,185	24,349
Diluted	28,408	27,377	26,355	25,047	24,708
Percentage of Net Sales Data:
Gross profit	82.3%	82.2%	82.6%	82.1%	82.9%
Associate incentives	42.9%	44.2%	44.4%	45.0%	44.9%
Selling, general and administrative	23.1%	23.3%	22.8%	23.3%	25.3%
Effective tax rate	32.2%	33.7%	33.6%	27.8%	53.6%
Dividends per share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$137,343	$111,126	$143,210	$175,774	$247,131
Working capital	133,174	82,222	112,852	139,370	198,976
Total assets	368,470	350,584	423,237	470,642	519,269
Other long-term liabilities	1,211	1,114	1,151	1,365	1,146
Stockholders' equity	260,522	230,164	280,852	325,287	363,210
Other Data:
Total Active Customers	343,000	430,000	510,000	564,000	565,000

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

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our customer base includes two types of customers: "Associates" and "Preferred Customers" referred to together as "active Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 30, 2017, we had approximately 565,000 active Customers worldwide.

Customers

        Because we sell our products exclusively to a customer base of independent active Customers, in order to increase net sales, we must either increase the number of, or the productivity of, our active Customers. Increasing the productivity of our active Customers has not been our primary focus. Rather, we seek to increase the number of active Customers who use our products. We believe this focus is more consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Customers is, therefore, used by management as a key non-financial measure. Sales to Associates account for the majority of our product sales, representing 60% of product sales during 2017, with the remainder of sales for this period to Preferred Customers. We have had a long-standing Preferred Customer program around the world, including in China. Historically, we have reported China Preferred Customers, or CPCs, as Associates due to certain attributes of our CPC program. Beginning with our results for the fourth quarter of 2017, however, we now report CPCs as Preferred Customers. This change in reporting has reduced the percentage of product sales we allocate to Associates for China and overall.

        The tables below summarize the number of active Associates and Preferred Customers and year-over-year percentage growth by geographic region as of the dates indicated (quarterly). These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period as of the date indicated.

	Active Associates by Region
	April 1, 2017		July 1, 2017		September 30, 2017		December 30, 2017
Asia Pacific:
Greater China(1)	107,000	0.0%	105,000	(1.9)%	104,000	(1.9)%	106,000	0.0%
Southeast Asia Pacific	88,000	0.0%	83,000	(5.7)%	90,000	(1.1)%	90,000	(1.1)%
North Asia	19,000	26.7%	20,000	33.3%	23,000	53.3%	23,000	35.3%

Asia Pacific Total	214,000	1.9%	208,000	(1.0)%	217,000	2.4%	219,000	2.3%
Americas and Europe	70,000	(21.3)%	72,000	(20.0)%	69,000	(20.7)%	71,000	(18.4)%

	284,000	(5.0)%	280,000	(6.7)%	286,000	(4.3)%	290,000	(3.7)%

	Active Preferred Customers by Region
	April 1, 2017		July 1, 2017		September 30, 2017		December 30, 2017
Asia Pacific:
Greater China(1)	183,000	28.0%	189,000	14.5%	181,000	11.7%	182,000	4.0%
Southeast Asia Pacific	14,000	7.7%	15,000	7.1%	16,000	6.7%	17,000	21.4%
North Asia	11,000	10.0%	10,000	0.0%	11,000	10.0%	9,000	(10.0)%

Asia Pacific Total	208,000	25.3%	214,000	13.2%	208,000	11.2%	208,000	4.5%
Americas and Europe	82,000	24.2%	73,000	7.4%	69,000	7.8%	67,000	4.7%

	290,000	25.0%	287,000	11.7%	277,000	10.4%	275,000	4.6%

(1)
We have had a long-standing Preferred Customer program in China but, due to certain attributes of that program, we have historically reported China Preferred Customers as Associates. Beginning with the results for the fourth quarter of 2017, we now report China Preferred Customers as Preferred Customers. For comparability purposes, we have adjusted the Associate and Preferred Customer counts for the Greater China region for each quarter in 2017 in this table to reflect this change in reporting.

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

        Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Associate event costs, advertising, professional fees, marketing, and research and development expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. Significant depreciation and amortization expense is incurred as a result of investments in physical facilities, computer and information technology infrastructure to support our international operations.

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

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2015	2016	2017
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.4%	17.9%	17.1%

Gross profit	82.6%	82.1%	82.9%
Operating expenses:
Associate incentives	44.4%	45.0%	44.9%
Selling, general and administrative	22.8%	23.3%	25.3%

Total operating expenses	67.2%	68.3%	70.2%

Earnings from operations	15.4%	13.8%	12.7%
Other income (expense), net	0.1%	0.0%	0.2%

Earnings before income taxes	15.5%	13.8%	12.9%
Income taxes	5.2%	3.9%	6.9%

Net earnings	10.3%	9.9%	6.0%

Non-GAAP Financial Measures

        Constant currency net sales, local currency net sales, earnings, EPS and other currency-related financial information (collectively, "Financial Results") are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of our results of operations and thus provide investors an additional perspective on trends and underlying business results. Constant currency Financial Results are calculated by translating the current period's Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period's Financial Results.

Summary of 2017 Financial Results

        Net sales in 2017 increased 4.1%, or $41.2 million, to $1.047 billion, compared with 2016. This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region throughout the year. Unfavorable changes in currency exchange rates reduced net sales for the year by an estimated $6.3 million.

        Net earnings decreased 37.5% to $62.5 million in 2017, when compared with 2016. This decrease was driven primarily by a one-time, non-cash charge of $30.1 million, related to U.S. tax reform enacted on December 22, 2017, and after-tax costs of $7.6 million related to China and our internal investigation.

Fiscal Year 2017 compared to Fiscal Year 2016

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 31, 2016, and December 30, 2017:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2016		2017
Asia Pacific
Greater China	$502,299	49.9%	$546,777	52.2%	$44,478	8.9%	$(5,805)	10.0%
Southeast Asia Pacific	206,124	20.5%	205,289	19.6%	(835)	(0.4)%	(2,881)	1.0%
North Asia	46,023	4.6%	58,376	5.6%	12,353	26.8%	1,298	24.0%

Asia Pacific Total	754,446	75.0%	810,442	77.4%	55,996	7.4%	(7,388)	8.4%
Americas and Europe	251,637	25.0%	236,823	22.6%	(14,814)	(5.9)%	1,058	(6.3)%

	$1,006,083	100.0%	$1,047,265	100.0%	$41,182	4.1%	$(6,330)	4.7%

        Asia Pacific:    The increase in net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 12.2%. The decrease in net sales in Southeast Asia Pacific was driven by decreased sales in the Philippines, where local currency net sales decreased 6.3% and the number of active Customers decreased 8.6%. This decrease was partially offset by growth in several other markets led by Malaysia, and Australia. The increase in net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 26.5% and the number of active Customers increased 19.2%.

        Americas and Europe: Net Sales in this region were affected by local currency sales declines in each market within the region, including in the United States, where sales decreased $9.4 million or 7.2%, due to a decline of 9.1% in the number of active Customers.

Gross Profit

        The 80 basis point relative increase in gross profit can be attributed to a favorable shift in currency exchange rates, in markets outside of China, and modest annual price adjustments. With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries. Comparatively, gross margins were negatively impacted by currency at the beginning of 2016, resulting in a favorable year-over-year change in 2017. This increase was partially offset by an unfavorable shift in sales mix by market.

Associate Incentives

        Associate incentives were essentially flat as a percentage of net sales from 2016 to 2017. While base commissions on product sales decreased from the prior year, increased spending related to bonuses, contests, promotions, and reward trips offset this decrease.

Selling, General and Administrative Expenses

        In absolute terms, our selling general and administrative expense increased $30.9 million in 2017. This increase can be attributed to (i) costs associated with China and our internal investigation into our China operations, (ii) costs associated with continued investment in information technology and infrastructure, (iii) higher wages and benefits expense to support our growing customer base and to further improve our customers' experience with USANA around the world, and (iv) an impairment charge associated with our note receivable to a former third-party supplier.

Income Taxes

        Income taxes were 53.6% of earnings before income taxes in 2017 compared to 27.8% of earnings before income taxes in 2016. The significant tax increase is due to the Tax Act enacted on December 22, 2017. We recognized an additional $30.1 million in tax expense associated with U.S. tax reform. The 2017 tax rate before U.S. tax reform adjustments would have been 31.2%. The increase compared with 2016 is primarily due to lower excess tax benefits from equity awards and certain non-deductible expenses recorded in 2017.

        On December 22, 2017, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that may not extend beyond one year from the Tax Act enactment date for companies to complete the required accounting under ASC 740. In accordance with SAB 118, a company must reflect, as of the end of the accounting period that includes the date of enactment of the Tax Act, only those income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the company's accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate, it must continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. We were able to determine reasonable estimates for all applicable aspects of the Tax Act. Additional information pertaining to U.S. tax reform can be found in Note D to the Consolidated Financial Statements included in this report.

Diluted Earnings Per Share

        Diluted earnings per share decreased to $2.53 in 2017 from $3.99 in 2016. This decrease was driven, in great part, by the impact of U.S. tax reform enacted on December 22, 2017 and higher costs associated with China and our internal investigation into our China operations. This decrease was partially offset by lower dilutive shares outstanding resulting from exercise activity in 2017 and a shift in equity awards granted during 2017 from stock-settled stock appreciation rights to restricted stock units.

Summary of 2016 Financial Results

        Net sales in 2016 increased 9.5%, or $87.6 million, to $1.006 billion, compared with 2015. This increase was driven by higher product sales volume resulting primarily from strong Associate growth in our Asia Pacific region throughout the year. Unfavorable changes in currency exchange rates reduced net sales for the year by an estimated $41.6 million.

        Net earnings increased 5.7% to $100.0 million in 2016, when compared with 2015. This increase was driven primarily by higher net sales and a lower effective tax rate largely due to the early adoption of ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Lower gross margins, higher operating expenses, and the negative impact of changes in currency largely offset this increase.

Fiscal Year 2016 compared to Fiscal Year 2015

        The tables below summarize the number of active customers and year-over-year percentage growth by geographic region as of the dates indicated. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those

Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period as of the date indicated.

	Active Associates by Region
	As reported
	April 2, 2016		July 2, 2016		October 1, 2016		December 31, 2016
Asia Pacific:
Greater China	245,000	21.9%	267,000	23.6%	263,000	20.6%	276,000	17.9%
Southeast Asia Pacific	88,000	14.3%	88,000	11.4%	91,000	7.1%	91,000	5.8%
North Asia	15,000	25.0%	15,000	15.4%	15,000	15.4%	17,000	30.8%

Asia Pacific Total	348,000	20.0%	370,000	20.1%	369,000	16.8%	384,000	15.3%
Americas and Europe	89,000	3.5%	90,000	1.1%	87,000	(2.2)%	87,000	(1.1)%

	437,000	16.2%	460,000	15.9%	456,000	12.6%	471,000	11.9%

	Active Preferred Customers by Region
	As reported
	April 2, 2016		July 2, 2016		October 1, 2016		December 31, 2016
Asia Pacific:
Greater China	5,000	25.0%	5,000	25.0%	5,000	25.0%	5,000	25.0%
Southeast Asia Pacific	13,000	8.3%	14,000	16.7%	15,000	15.4%	14,000	7.7%
North Asia	10,000	42.9%	10,000	11.1%	10,000	11.1%	10,000	11.1%

Asia Pacific Total	28,000	21.7%	29,000	16.0%	30,000	15.4%	29,000	11.5%
Americas and Europe	66,000	4.8%	68,000	3.0%	64,000	1.6%	64,000	1.6%

	94,000	9.3%	97,000	6.6%	94,000	5.6%	93,000	4.5%

	Active Associates by Region
	As adjusted
	April 2, 2016		July 2, 2016		October 1, 2016		December 31, 2016
Asia Pacific:
Greater China(1)	107,000	13.8%	107,000	8.1%	106,000	8.2%	106,000	1.0%
Southeast Asia Pacific	88,000	14.3%	88,000	11.4%	91,000	7.1%	91,000	5.8%
North Asia	15,000	25.0%	15,000	15.4%	15,000	15.4%	17,000	30.8%

Asia Pacific Total	210,000	14.8%	210,000	9.9%	212,000	8.2%	214,000	4.9%
Americas and Europe	89,000	3.5%	90,000	1.1%	87,000	(2.2)%	87,000	(1.1)%

	299,000	11.2%	300,000	7.1%	299,000	4.9%	301,000	3.1%

	Active Preferred Customers by Region
	As adjusted
	April 2, 2016		July 2, 2016		October 1, 2016		December 31, 2016
Asia Pacific:
Greater China(1)	143,000	28.8%	165,000	36.4%	162,000	30.6%	175,000	31.6%
Southeast Asia Pacific	13,000	8.3%	14,000	16.7%	15,000	15.4%	14,000	7.7%
North Asia	10,000	42.9%	10,000	11.1%	10,000	11.1%	10,000	11.1%

Asia Pacific Total	166,000	27.7%	189,000	33.1%	187,000	28.1%	199,000	28.4%
Americas and Europe	66,000	4.8%	68,000	3.0%	64,000	1.6%	64,000	1.6%

	232,000	20.2%	257,000	23.6%	251,000	20.1%	263,000	20.6%

(1)
We have had a long-standing Preferred Customer program in China but, due to certain attributes of that program, we have historically reported China Preferred Customers as Associates. Beginning with the results for the fourth quarter of 2017, we now report China Preferred Customers as Preferred Customers. For comparability purposes, we have adjusted the Associate and Preferred Customer counts for the Greater China region for each quarter in 2016 in this table to reflect this change in reporting.

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 2, 2016, and December 31, 2016:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2015		2016
Asia Pacific
Greater China	$441,284	48.0%	$502,299	49.9%	$61,015	13.8%	$(25,594)	19.6%
Southeast Asia Pacific	183,828	20.0%	206,124	20.5%	22,296	12.1%	(5,583)	15.2%
North Asia	39,751	4.4%	46,023	4.6%	6,272	15.8%	(627)	17.4%

Asia Pacific Total	664,863	72.4%	754,446	75.0%	89,583	13.5%	(31,804)	18.3%
Americas and Europe	253,636	27.6%	251,637	25.0%	(1,999)	(0.8)%	(9,824)	3.1%

	$918,499	100.0%	$1,006,083	100.0%	$87,584	9.5%	$(41,628)	14.1%

        Asia Pacific:    The increase in net sales in Greater China was driven by growth in Mainland China, where net sales increased 24.4% on a local currency basis and the number of active Associates increased 20.1%. This increase was partially offset by a continued year-over-year decline in Hong Kong sales and Associates.

        The increase in constant currency net sales in Southeast Asia Pacific was driven by double-digit constant currency sales growth in nearly every market led by Australia, Malaysia and New Zealand. Our newest market, Indonesia which commenced operations in the fourth quarter of 2015 contributed $5.0 million in sales for the year.

        The increase in constant currency net sales in North Asia was driven by growth in South Korea, where local currency net sales increased just over 19.1% resulting from a 33.3% increases in the number of active Associates.

        Americas and Europe:    The increase in constant currency net sales in this region was driven primarily by growth in Mexico and Canada, where local currency net sales increased 22.6% and 13.3%, respectively. This growth was reflective in the number of active Associates and Preferred Customers purchasing our products. Net Sales in the United States decreased $9.6 million or 6.9%, due to a decline in the number of active Customers in this market.

Gross Profit

        The 50 basis point relative decrease in gross profit from was attributed to an unfavorable shift in currency exchange rates, and production inefficiencies associated with moving to our new manufacturing facility in China. This reduction was partially offset by a favorable shift in sales mix by market and by modest product price adjustments that occurred during the first quarter of 2016.

Associate Incentives

        The 60 basis point relative increase in Associate incentives was primarily attributed to higher payout on Associate bonus programs and incentive trip costs.

Selling, General and Administrative Expenses

        In absolute terms, our selling general and administrative expense increased $25.2 million in 2016. This increase was attributed to costs associated with supporting our 2016 strategic initiatives, including (i) higher wages and benefits expense to support our growing customer base and to further improve our customers' experience around the world, (ii) investment in information technology systems and infrastructure, and (iii) increased research and development investment to drive future product and technology innovation.

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

Diluted Earnings Per Share

        Diluted earnings per share in 2016 increased to $3.99 from $3.59 in 2015. This increase was mostly due to a lower effective tax rate, primarily resulting from the adoption of ASU 2016-09 that contributed $0.30 to the year, and a lower number of shares outstanding resulting from activity under our share buyback program. Diluted earnings per share calculations have been adjusted to reflect the two-for-one split of the Company's stock effected in November 2016.

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

	Quarter Ended
	Apr 2, 2016	Jul. 2, 2016	Oct. 1, 2016	Dec. 31, 2016	Apr 1, 2017	Jul. 1, 2017	Sep 30, 2017	Dec. 30, 2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$240,449	$258,514	$254,219	$252,901	$255,323	$257,063	$261,765	$273,114
Cost of sales	42,920	45,970	44,979	46,321	42,654	43,902	47,135	45,713

Gross profit	197,529	212,544	209,240	206,580	212,669	213,161	214,630	227,401
Operating expenses:
Associate incentives	107,394	115,331	112,816	117,536	115,781	118,404	116,010	120,068
Selling, general and administrative	56,631	59,764	60,591	57,208	64,001	62,389	67,263	71,441

Total operating expenses	164,025	175,095	173,407	174,744	179,782	180,793	183,273	191,509

Earnings from operations	33,504	37,449	35,833	31,836	32,887	32,368	31,357	35,892
Other income (expense), net	(496)	219	268	(61)	482	460	690	504

Earnings from operations before income taxes	33,008	37,668	36,101	31,775	33,369	32,828	32,047	36,396
Income taxes	10,709	11,906	6,003	9,893	12,011	9,569	8,278	42,247

Net earnings (loss)	$22,299	$25,762	$30,098	$21,882	$21,358	$23,259	$23,769	$(5,851)

Earnings (Loss) per common share*:
Basic	$0.92	$1.08	$1.24	$0.90	$0.87	$0.95	$0.98	$(0.24)
Diluted	$0.89	$1.03	$1.20	$0.87	$0.86	$0.93	$0.97	$(0.24)
Weighted-average shares outstanding:
Basic	24,204	23,955	24,178	24,404	24,499	24,574	24,283	24,010
Diluted	25,183	24,917	25,050	25,037	24,976	25,018	24,588	24,010

*
Earnings (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Operations as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.8	17.8	17.7	18.3	16.7	17.1	18.0	16.7

Gross profit	82.2	82.2	82.3	81.7	83.3	82.9	82.0	83.3
Operating expenses:
Associate incentives	44.6	44.6	44.4	46.5	45.3	46.1	44.3	44.0
Selling, general and administrative	23.6	23.1	23.8	22.6	25.1	24.3	25.7	26.2

Total operating	68.2	67.7	68.2	69.1	70.4	70.4	70.0	70.2

Earnings from operations	14.0	14.5	14.1	12.6	12.9	12.5	12.0	13.1
Other income (expense), net	(0.2)	0.1	0.1	0.0	0.2	0.2	0.3	0.2

Earnings from operations before income taxes	13.8	14.6	14.2	12.6	13.1	12.7	12.3	13.3
Income taxes	4.5	4.6	2.4	3.9	4.7	3.7	3.2	15.5

Net earnings (loss)	9.3%	10.0%	11.8%	8.7%	8.4%	9.0%	9.1%	(2.2)%

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

        We have historically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $123.8 million in 2017. Items affecting cash flow from operations in 2017 include: (i) net earnings reduced by a change in deferred income tax related to U.S. tax reform, (ii) continued increase in depreciation related to investment in information technology systems, (iii) decrease in inventory levels in the current year, and (iv) receipt of an income tax refund. These items were partially offset by an increase in other liabilities, which was driven primarily by income taxes payable.

        Net cash flow from operating activities totaled $137.0 million in 2016. Items affecting cash flow from operations in 2016: (i) net earnings, and (ii) an increase in other liabilities, which was driven primarily by accrued commissions. These items were partially offset by an increase in prepaid expenses and other assets related to taxes.

        Cash and cash equivalents increased to $247.1 million at December 30, 2017, from $175.8 million at December 31, 2016. Of the $247.1 million cash and cash equivalents held at December 30, 2017, $52.2 million was held in the United States and $194.9 million was held by international subsidiaries. Of the $175.8 million held at December 31, 2016, $20.1 million was held in the United States and $155.7 million was held by international subsidiaries. Net working capital increased to $199.0 million at December 30, 2017, from $139.4 million at December 31, 2016.

        Historically, we extended secured, non-revolving credit to a third-party supplier of our nutrition bars to allow this supplier to modify its facility and acquire the necessary equipment to manufacture our bars. The total contractual unpaid principal balance, including accrued unpaid interest on the note receivable from this supplier as of December 30, 2017 was $6.7 million.

        During 2017, we experienced challenges and disagreements with this supplier and subsequently determined to no longer use this supplier. We have evaluated the recoverability of the note receivable from this former supplier, considering financial data of the supplier, and the estimated fair value of the collateralized equipment securing the note as of December 30, 2017. Based on this analysis, we believe it is probable that the note receivable has been impaired. Accordingly, an impairment of $2.7 million was recorded as determined by the difference between the note receivable balance and the estimated fair value of the collateralized equipment as a practical expedient. We will continue to evaluate the recoverability of the note receivable in future periods.

Line of credit

        Information with respect to line of credit may be found in Note H to the Consolidated Financial Statements included in Item 8 Part IV of this annual Report on Form 10-K, which is incorporated herein by reference.

Share repurchase

        Our Board of Directors has authorized a share repurchase plan that has been ongoing since the fourth quarter of 2000. The objective of this plan is to return value to our shareholders and offset dilution from our equity incentive plans. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. In 2017, we repurchased and retired 865,000 shares of common stock for $50.0 million, at a weighted average market price of $57.78 per share. At December 30, 2017, the remaining approved repurchase amount under the plan was $50.0 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our contractual obligations and commitments as of December 30, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5
Operating Leases	$23,614	$9,883	$8,876	$2,604	$2,251
Other Commitments	43,462	29,474	13,264	724	—
Line of Credit	752	141	282	282	47

Total Contractual	$67,828	$39,498	$22,422	$3,610	$2,298

        "Operating Leases" generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

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

        The "Line of Credit" has a maturity date of April 2021. Although we currently have no balance outstanding on the Line of Credit, fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize the Line of Credit prior to its maturity, we will be required to pay it in full at maturity.

Inflation

        We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Estimates

        Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our significant accounting policies are described in Consolidated Financial Statements included herein. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management's most subjective judgments. We believe that our most critical accounting estimates are described in this section.

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

        Inventory Valuation.    Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard costing system which approximates the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could affect the valuation of our inventories.

        Accounting for Income Taxes.    Income taxes are calculated in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure, together with assessing temporary differences for items treated differently for tax and financial reporting. Tax benefits are recognized from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. Should our expectations of taxable income change in future periods, it may be necessary to change the amount of the valuation allowance, which could affect our results of operations in the period such a determination is made.

        Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Additional information regarding income taxes, including the potential impact of the recent Tax Act in the United States, is available in Note D to the Consolidated Financial Statements herein.

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

        Foreign Currency Risks.    Net sales outside the United States represented 84.8%, 87.0%, and 88.4% of our net sales in 2015, 2016, and 2017, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the United States and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

        Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets, and settlement of intercompany transactions. Additionally, we may enter into short-term foreign currency credit arrangements in our international markets, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. We also enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that may be encountered in connection with our currency transactions.

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of December 30, 2017 for the quarterly periods indicated:

	2016				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.37	1.29	1.30	1.34	1.32	1.34	1.25	1.27
Australian Dollar	1.38	1.34	1.32	1.34	1.32	1.33	1.27	1.30
New Zealand Dollar	1.50	1.45	1.38	1.41	1.41	1.42	1.37	1.44
Hong Kong Dollar	7.77	7.76	7.76	7.76	7.76	7.79	7.82	7.81
Japanese Yen	114.78	107.70	102.22	109.83	113.48	111.15	110.83	112.85
New Taiwan Dollar	33.03	32.42	31.67	31.80	31.01	30.25	30.25	30.10
Korean Won	1,198.71	1,164.28	1,118.19	1,161.08	1,149.07	1,129.86	1,132.16	1,104.04
Singapore Dollar	1.40	1.36	1.35	1.41	1.41	1.39	1.36	1.35
Mexican Peso	18.01	18.15	18.76	19.89	20.17	18.53	17.81	18.99
Chinese Yuan	6.54	6.54	6.67	6.84	6.89	6.86	6.66	6.61
Malaysian Ringitt	4.17	4.01	4.05	4.34	4.45	4.33	4.26	4.15
Philippine Peso	47.17	46.58	47.02	49.18	50.00	49.83	50.85	50.76
Thailand Baht	35.58	35.28	34.80	35.44	35.08	34.28	33.35	32.86
Euro	0.90	0.89	0.90	0.93	0.94	0.91	0.85	0.85
Colombian Peso	3,240.79	2,990.13	2,940.89	3,020.84	2,919.71	2,926.26	2,968.83	2,987.75
Indonesia Rupiah	13,461.37	13,323.27	13,130.25	13,276.69	13,344.01	13,309.67	13,328.00	13,533.02

        Interest Rate Risks.    As of December 30, 2017, we had no outstanding debt and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 30, 2017.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

        Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of December 30, 2017, our internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of December 30, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Control over Financial Reporting

        Except for the changes described below that occurred during the quarter ended December 30, 2017, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2017 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        A material weakness in our internal control over financial reporting was reported in Part II, Item 9A. Controls and Procedures, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The material weakness related to (i) a member of senior management at our China subsidiary, BabyCare, who failed to demonstrate integrity and ethical values, (ii) ineffective training of BabyCare personnel regarding compliance with relevant laws and regulations impacting financial reporting and their responsibilities, and (iii) ineffective controls over the review and approval of cash disbursements and supporting documentation at BabyCare. The ineffectiveness of these internal controls did not result in a restatement of previously issued interim or annual consolidated financial statements.

        During fiscal 2017, management implemented a number of actions to remediate the material weakness and strengthen our internal control and compliance environment, including the following:

  •
  Terminating certain BabyCare employees and senior management whose conduct may have violated the U.S. Foreign Corrupt Practices Act (FCPA);

  •
  Enhancing of our global anticorruption and ethics program, which includes additional training and education on such program at BabyCare, with the objective of promoting company-wide ethics and preventing and detecting violations of applicable anti-corruption laws, including FCPA; and

  •
  Revising and communicating BabyCare's accounting controls, policies and procedures relating to signing authority, supporting documentation requirements, and reimbursable expenses so that the same now contain additional detail with the submission of supporting documentation to provide further transparency.

        Management has assessed the above identified changes to its internal control over financial reporting to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that the material weakness has been remediated and that our internal control over financial reporting was effective at December 30, 2017.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting

        We have audited USANA Health Sciences, Inc.'s and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Salt Lake City, Utah
February 28, 2018

Item 9B.    Other Information

        Not applicable.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements

  2.
  Financial Statement Schedules.

    For the years ended January 2, 2016, December 31, 2016, and December 30, 2017

    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.1, File No. 0-21116).
3.2	Bylaws (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006 Exhibit 3.2, File No. 0-21116).
4.1	Specimen Stock Certificate for Common Stock (incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-21116, effective April 16, 1993)
10.1	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006, Exhibit 10.1, File No. 0-21116).*
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
10.23
Transition Agreement dated as of December 19, 2016 by and between USANA Health Sciences, Inc. and Doug Braun (incorporated by reference to the Company's Annual Report on Form 10-K, filed March 1, 2017, Exhibit 10.23, File No. 001-35024).
11.1	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)
14	Code of Ethics of USANA Health Sciences, Inc. (posted on the Company's Internet website at www.usanahealthsciences.com).
21	Subsidiaries of the Registrant, as of February 23, 2018 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.
By:	/s/ KEVIN G. GUEST Kevin G. Guest Chief Executive Officer and Director

Date: February 28, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	February 28, 2018
/s/ KEVIN G. GUEST Kevin G. Guest	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	February 28, 2018
/s/ ROBERT ANCIAUX Robert Anciaux	Director	February 28, 2018
/s/ D. RICHARD WILLIAMS D. Richard Williams	Director	February 28, 2018
/s/ FREDERIC J. WINSSINGER Frederic J. Winssinger	Director	February 28, 2018
/s/ FENG PENG Feng Peng	Director	February 28, 2018

Signature	Title	Date

/s/ J. SCOTT NIXON J. Scott Nixon	Director	February 28, 2018
/s/ G. DOUGLAS HEKKING G. Douglas Hekking	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Salt Lake City, Utah
February 28, 2018

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2016	As of December 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$175,774	$247,131
Inventories	64,810	62,918
Prepaid expenses and other current assets	37,277	30,110

Total current assets	277,861	340,159
Property and equipment, net	101,267	102,847
Goodwill	16,715	17,417
Intangible assets, net	34,349	35,154
Deferred tax assets	18,292	2,859
Other assets	22,158	20,833

	$470,642	$519,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,040	$11,787
Other current liabilities	129,451	129,396

Total current liabilities	138,491	141,183
Deferred tax liabilities	5,499	13,730
Other long-term liabilities	1,365	1,146
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 24,485 as of December 31, 2016 and 24,024 as of December 30, 2017	24	24
Additional paid-in capital	71,505	76,542
Retained earnings	265,405	288,070
Accumulated other comprehensive income (loss)	(11,647)	(1,426)

Total stockholders' equity	325,287	363,210

	$470,642	$519,269

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2015	2016	2017
Net sales	$918,499	$1,006,083	$1,047,265
Cost of sales	159,682	180,190	179,404

Gross profit	758,817	825,893	867,861
Operating expenses:
Associate incentives	408,160	453,077	470,263
Selling, general and administrative	208,995	234,194	265,094

Total operating expenses	617,155	687,271	735,357

Earnings from operations	141,662	138,622	132,504
Other income (expense):
Interest income	1,116	1,480	2,185
Interest expense	(15)	(444)	(46)
Other, net	(174)	(1,106)	(3)

Other income (expense), net	927	(70)	2,136

Earnings before income taxes	142,589	138,552	134,640
Income taxes	47,917	38,511	72,105

Net earnings	$94,672	$100,041	$62,535

Earnings per common share
Basic	$3.72	$4.14	$2.57
Diluted	$3.59	$3.99	$2.53
Weighted average common shares outstanding
Basic	25,460	24,185	24,349
Diluted	26,355	25,047	24,708
Comprehensive income:
Net earnings	$94,672	$100,041	$62,535
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,283)	(11,777)	14,995
Tax benefit (expense) related to foreign currency translation adjustment	3,375	3,906	(4,774)

Other comprehensive income (loss), net of tax	(5,908)	(7,871)	10,221

Comprehensive income	$88,764	$92,170	$72,756

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended January 2, 2016; December 31, 2016; and December 30, 2017

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 3, 2015	25,266	$25	$61,601	$166,406	$2,132	$230,164
Net earnings				94,672		94,672
Other comprehensive income (loss), net of tax					(5,908)	(5,908)
Equity-based compensation expense			11,081			11,081
Common stock repurchased and retired	(914)	—	(14,978)	(46,203)		(61,181)
Common stock issued under equity award plans	624	—	—			—
Tax benefit from equity award activity			12,024			12,024

Balance at January 2, 2016	24,976	25	69,728	214,875	(3,776)	280,852
Cumulative-effect of accounting change			934	(601)		333

Balance at January 2, 2016, as adjusted	24,976	25	70,662	214,274	(3,776)	281,185
Net earnings				100,041		100,041
Other comprehensive income (loss), net of tax					(7,871)	(7,871)
Equity-based compensation expense			16,542			16,542
Common stock repurchased and retired	(1,106)	(1)	(15,699)	(48,910)		(64,610)
Common stock issued under equity award plans	615	—				—

Balance at December 31, 2016	24,485	24	71,505	265,405	(11,647)	325,287
Net earnings				62,535		62,535
Other comprehensive income (loss), net of tax					10,221	10,221
Equity-based compensation expense			15,482			15,482
Common stock repurchased and retired	(865)	(1)	(10,129)	(39,870)		(50,000)
Common stock issued under equity award plans	404	1				1
Tax withholding for net-share settled equity awards			(316)			(316)

Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2015	2016	2017
Cash flows from operating activities
Net earnings	$94,672	$100,041	$62,535
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	9,978	13,482	16,110
(Gain) loss on sale of property and equipment	3	116	18
Equity-based compensation expense	11,081	16,542	15,482
Excess tax benefits from equity-based payment arrangements	(12,024)	—	—
Deferred income taxes	(2,572)	(3,700)	19,306
Impairment on notes receivable	—	—	2,734
Changes in operating assets and liabilities:
Inventories	(23,071)	(1,034)	6,054
Prepaid expenses and other assets	(2,047)	(9,610)	5,019
Income tax payable related to tax benefit from equity award activity	12,024	—	—
Accounts payable	2,481	(1,341)	3,043
Other liabilities	20,941	22,534	(6,518)

Net cash provided by (used in) operating activities	111,466	137,030	123,783
Cash flows from investing activities
Additions to notes receivable	(1,580)	(7)	—
Receipts on notes receivable	—	811	296
Proceeds from sale of property and equipment	185	11	22
Purchases of property and equipment	(23,729)	(32,698)	(13,220)

Net cash provided by (used in) investing activities	(25,124)	(31,883)	(12,902)
Cash flows from financing activities
Excess tax benefits from equity-based payment arrangements	12,024	—	—
Repurchase of common stock	(61,181)	(64,610)	(50,000)
Borrowings on line of credit	—	73,700	3,500
Payments on line of credit	—	(73,700)	(3,500)
Payments related to tax withholding for net-share settled equity awards	—	—	(316)
Deferred debt issuance costs	—	(250)	—

Net cash provided by (used in) financing activities	(49,157)	(64,860)	(50,316)
Effect of exchange rate changes on cash and cash equivalents	(5,101)	(7,723)	10,792

Net increase (decrease) in cash and cash equivalents	32,084	32,564	71,357
Cash and cash equivalents, beginning of period	111,126	143,210	175,774

Cash and cash equivalents, end of period	$143,210	$175,774	$247,131

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15	$323	$16
Income taxes	35,782	52,579	46,006
Cash received during the period for:
Income tax refund	—	—	4,700
Non-cash investing activities:
Credits on notes receivable	966	1,288	86
Accrued purchases of property and equipment	6,863	2,216	109

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

Use of estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates for the Company relate to revenue recognition, inventory obsolescence, and income taxes. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2015, 2016 and 2017, were 52-week years. Fiscal year 2015 covered the period January 4, 2015 to January 2, 2016 (hereinafter 2015). Fiscal year 2016 covered the period January 3, 2016 to December 31, 2016 (hereinafter 2016). Fiscal year 2017 covered the period January 1, 2017 to December 30, 2017 (hereinafter 2017).

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

        As of December 31, 2016 and December 30, 2017, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 31, 2016
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$27,917	$27,917	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	4	—	4	—

	$27,921	$27,917	$4	$—

		Fair Value Measurements Using
		Inputs
	December 30, 2017
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$106,090	$106,090	$—	$—
Foreign currency contracts included in other current liabilities	(139)	—	(139)	—

	$105,951	$106,090	$(139)	$—

        There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2016 and 2017.

        The majority of the Company's non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. For the years ended 2015, 2016, and 2017, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

        At December 31, 2016 and December 30, 2017, the Company's financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. During 2017, an impairment was recorded on a note receivable based on the estimated recoverable amount using Level 3 inputs, which approximates fair value.

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

Cash and cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2016 and December 30, 2017 consisted primarily of money market fund investments and amounts receivable from credit card processors.

        Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 31, 2016 and December 30, 2017 totaled $11,659 and $11,517, respectively.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $2,880 as of December 31, 2016, and $3,076 as of December 30, 2017. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration for Industry & Commerce of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in the "Other assets" line item in the Company's consolidated balance sheets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard costing system which approximates the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in an adjustment to inventory.

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

Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

        The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the "more-likely-than-not" criteria for recognition. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes. See Note D for additional information concerning income tax, including the impact of tax reform in the United States.

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

Notes receivable

        Notes receivable consists primarily of a secured loan to the former supplier of the Company's nutrition bars and are included in the "Other assets" line item in the Company's consolidated balance sheets. The Company extended non-revolving credit to this former supplier to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars, which is secured by the equipment. This relationship was intended to provide improved supply chain stability for USANA and create a mutually beneficial relationship between the parties. Interest accrued at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and was to be repaid by a combination of cash payments and credits for the manufacture of USANA's nutrition bars. There is no prepayment penalty. Manufacturing credits and cash payments applied during 2016 and 2017 were $1,860 and $420, respectively. The total contractual unpaid principal balance, including accrued unpaid interest on the note receivable from this former supplier as of December 31, 2016, and December 30, 2017, were $6,867, and $6,734, respectively.

        A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. During the first half of 2017, the Company experienced challenges with the former supplier of the Company's nutrition bars and subsequently determined to no longer use this supplier. The Company has evaluated the recoverability of the note receivable from this supplier, considering financial data of the former supplier, and the estimated fair value of the collateralized equipment as of December 30, 2017. Based on this analysis, the Company believes it is probable that the note receivable has been impaired. Accordingly, an impairment of $2,734 was recorded as determined by the difference between the notes receivable balance and the estimated recoverable amount. The Company will continue to evaluate the recoverability of the note receivable in future periods.

        The former supplier is considered to be a variable interest entity; however, the Company is not the primary beneficiary due to the inability to direct the activities that most significantly affect the former supplier's economic performance. The Company does not absorb a majority of the former supplier's expected losses or returns. Consequentially, the financial information of the third-party supplier is not

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated. The maximum exposure to loss as a result of the Company's involvement with the third-party supplier is limited to the carrying value of the note receivable due from the third-party supplier.

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2015, 2016, and 2017, no impairment of goodwill was recorded.

Intangible assets

        Intangible assets represent amortized and indefinite-lived intangible assets acquired in connection with the purchase of the Company's China subsidiary in 2010. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group's carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2015, 2016, and 2017, no impairment of indefinite-lived intangible assets was recorded.

Self insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $125 and aggregate claims that are greater than $9,441. A liability is accrued for all unpaid claims. Total expense under this self-insurance program was $7,287, $9,015 and $9,195 in 2015, 2016 and 2017, respectively.

Common stock share repurchases

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 30, 2017, $50,000 was available to repurchase shares under this plan. During the years ended 2015, 2016, and 2017, the Company repurchased and retired 914 shares, 1,106 shares, and 865 shares for an aggregate price of $61,181, $64,610, and $50,000, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Product return policy

        All first-time product orders, regardless of condition, that are returned within the first 30 days following purchase are refunded at 100% of the sales price. After the first order, all other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs slightly in a few of our international markets due to the regulatory environment in those markets. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. Product returns totaled approximately 0.6%, 0.7%, and 0.7% of net sales in 2015, 2016, and 2017, respectively.

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

Advertising

        Advertising costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Advertising expense totaled $13,766, $12,266, and $11,503 in 2015, 2016, and 2017, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $6,420, $8,842, and $8,952 in 2015, 2016, and 2017, respectively.

Earnings per share

        Basic earnings per common share (EPS) are based on the weighted-average number of common shares that were outstanding during each period. Diluted EPS include the effect of potentially dilutive common shares calculated using the treasury stock method, which include in-the-money, equity-based awards that have been granted but have not been issued. When there is a loss, potential common shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

Recent Accounting Pronouncements

  Adopted accounting pronouncements

        In July 2015 the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." For entities that do not measure inventory using the last-in, first-out or retail inventory method, ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU requires prospective adoption for inventory measurement for annual and interim periods beginning after December 15, 2016 for public business entities. The Company adopted ASU 2015-11 during 2017. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

        In January 2017 the FASB issued an ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2017-04 effective for the quarter ended September 30, 2017 in conjunction with its annual goodwill impairment test. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

  Issued not yet adopted accounting pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 includes a five-step process by which entities will recognize revenue to

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a decision to defer the effective date of this ASU. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company plans to adopt ASU 2014-09 effective at the beginning of fiscal 2018 and apply the modified retrospective approach.

        The Company has evaluated the impact of this ASU on the specific areas that apply to the Company and their potential impact to its processes, accounting, financial reporting, disclosures, and controls. The Company has determined that the overall impact of adopting this ASU will not be material to the Company's consolidated financial statements. This ASU will primarily involve updating revenue related internal control documentation and expanding revenue disclosures in the Company's periodic filings.

        In addition to the documentation updates and expanded disclosures, the Company will be making a change in the timing for recognizing revenue on orders that have shipped but have not been delivered at period end. Under the new standard, revenue is recognized when the customer obtains control of the goods and considering the indicators used to determine when control has passed to the customer, the Company has concluded that control transfers upon shipment. Therefore, revenue will no longer be deferred on orders that have shipped but have not been delivered at period end. The balance of deferred revenue for undelivered orders at December 30, 2017 was $2,582. Related expense items including cost of goods sold and Associate incentives were also deferred in the amount of $350 and $1,147, respectively. Upon adoption, at the beginning of 2018, under the modified retrospective approach, this net deferred amount of approximately $1,085 will be adjusted to the 2018 beginning retained earnings balance as a cumulative-effect adjustment, net of taxes as applicable.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of the ASU on the Company's outstanding leases and expects that adoption will have an impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.

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

        In May 2017 the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The ASU is effective for all annual and interim periods in fiscal years beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

        No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.

NOTE B—INVENTORIES

        Inventories consist of the following:

	December 31, 2016	December 30, 2017
Raw materials	$26,186	$20,737
Work in progress	9,455	8,461
Finished goods	29,169	33,720

	$64,810	$62,918

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 31, 2016	December 30, 2017
Prepaid insurance	$1,475	$1,081
Other prepaid expenses	7,755	7,236
Federal income taxes receivable	12,787	8,677
Miscellaneous receivables, net	4,257	4,780
Deferred commissions	5,399	3,009
Other current assets	5,604	5,327

	$37,277	$30,110

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2015	2016	2017
Current
Federal	$17,492	$(4,361)	$(171)
State	464	756	(368)
Foreign	32,198	45,568	52,167

Total Current	50,154	41,963	51,628
Deferred
Federal	(5,220)	(6,813)	23,609
State	(155)	(67)	132
Foreign	3,138	3,428	(3,264)

Total Deferred	(2,237)	(3,452)	20,477

	$47,917	$38,511	$72,105

        The income tax provision, as reconciled to the tax computed at the federal statutory rate of 35% for 2015, 2016, and 2017, is as follows:

	Year ended
	2015	2016	2017
Federal income taxes at statutory rate	$49,906	$48,493	$47,124
State income taxes, net of federal tax benefit	670	689	(236)
Excess tax benefits on equity awards	—	(9,140)	(4,614)
Foreign rate differential	(461)	(337)	(267)
U.S. tax reform	—	—	30,136
All other, net	(2,198)	(1,194)	(38)

	$47,917	$38,511	$72,105

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

        The significant categories of deferred taxes are as follows:

	December 31, 2016	December 30, 2017
Deferred tax assets
Inventory differences	$3,315	$1,988
Accruals not currently deductible	5,233	4,245
Equity-based compensation expense	7,198	5,056
Intangible assets	8,591	8,792
Accumulated other comprehensive income	3,943	—
Tax credit carry forwards	3,698	10,690
Net operating losses	424	795
Other	4,365	3,860

Gross deferred tax assets	36,767	35,426
Valuation allowance	(640)	(13,980)

Net deferred tax assets	36,127	21,446

Deferred tax liabilities
Depreciation/amortization	(7,016)	(4,449)
Accumulated other comprehensive income	—	(759)
Prepaid expenses	(2,222)	(739)
Intangible assets	(8,591)	(8,792)
Withholding tax on unremitted earnings	—	(12,562)
Other	(5,505)	(5,016)

Gross deferred tax liabilities	(23,334)	(32,317)

Net deferred taxes	$12,793	$(10,871)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	December 31, 2016	December 30, 2017
Net noncurrent deferred tax assets	$18,292	$2,859
Net noncurrent deferred tax liabilities	(5,499)	(13,730)

Net deferred taxes	$12,793	$(10,871)

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to existing U.S. tax laws that impact the Company. Most notably, the Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Act also provides for a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries ("Repatriation Tax") and the acceleration of depreciation for certain assets placed in service after September 27, 2017. The Tax Act also establishes prospective changes beginning in 2018 including the move to a modified territorial system, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, and other new international tax provisions.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

        The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company was able to determine reasonable estimates for all applicable aspects of the Tax Act.

        As a result of the Tax Act, the Company has recorded a discrete net tax expense of $30,136 in the period ending December 30, 2017. The primary components of this net expense include $12,823 for valuation allowances on foreign tax credit and research credit carryforwards, $12,562 for the accrual of withholding taxes on unremitted foreign earnings, $2,681 related to the revaluation of U.S. deferred tax assets and liabilities at the new corporate tax rate of 21 percent, and $2,070 for the Repatriation Tax.

        Valuation allowances:    The Company has considered the impact of the Tax Act on the valuation of its deferred tax assets. The reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent affects the Company's ability to utilize U.S. foreign tax credits because the vast majority of the Company's U.S. taxable earnings are from countries with tax rates greater than 21 percent, inclusive of withholding taxes. Therefore, the Company anticipates excess U.S. foreign tax credits for the foreseeable future. Due to this expectation, the Company determined it is more likely than not that the U.S. foreign tax credit carryovers or federal research credit carryovers, which are only available after the utilization of foreign tax credits, will not be utilized prior to expiration. As such, the Company recorded a $10,057 valuation allowance on foreign tax credits and a $633 valuation allowance on research credit carryovers. The Company also recorded a $2,133 valuation allowance on mirrored deferred tax assets recorded in the U.S. to offset deferred tax liabilities of foreign disregarded entities, which will generate additional U.S. foreign tax credits in the future. This valuation allowance is necessary because the Company is limited in its ability to utilize future U.S. foreign tax credits due to the decrease in the U.S. corporate tax rate. In total, the Company has recorded a valuation allowance of $12,823 as a result of the Tax Act.

        Withholding Tax Liability:    As a result of the Tax Act, the Company will also be limited in is ability to claim a U.S. foreign tax credit benefit for foreign withholding taxes on future dividends. Thus, the Company established a $12,562 deferred tax liability for future withholding taxes on accumulated foreign earnings.

        Reduction of U.S. federal corporate tax rate:    The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company has revalued its deferred tax assets and liabilities and recorded a corresponding adjustment to deferred income tax expense of $2,681 for the year ended December 30, 2017.

        Repatriation Tax:    The Repatriation Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company's foreign subsidiaries. Because the historical earnings of these foreign subsidiaries were previously considered to be indefinitely reinvested, the Company has

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES (Continued)

recorded tax expense of $2,070 for the Repatriation Tax, which has been fully offset by foreign tax credits.

        At December 30, 2017, the Company had foreign tax credit carryforwards of approximately $10,057. If unused, these carryforwards will expire between 2026 and 2027. The Company also has $633 of research credit carryforwards, which will expire between 2036 and 2037 if unused. The Company has placed a full valuation allowance on both the foreign tax credit carryforwards and research credit carryforwards as discussed above. In addition, the Company reported $2,278 of foreign operating loss carry forwards, $2,203 of which have an unlimited carryforward. The deferred tax asset associated with these losses is $759. A full valuation allowance has been placed against the deferred tax asset associated with these foreign operating loss carryforwards.

        The valuation allowance primarily represents amounts for tax credit carryforwards and foreign operating loss carry forwards. However, valuation allowances on other U.S. and foreign deferred tax assets were $398 for a combined valuation allowance of $13,980 as of December 30, 2017. Valuation allowances are determined using a more likely than not realization criteria and are based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient taxable income to utilize the net operating losses, the valuation allowance will be released which would reduce the provision for income taxes.

        As of December 30, 2017, the Company has recorded U.S. tax on all of its accumulated undistributed earnings generated by foreign subsidiaries and is no longer asserting its position that foreign earnings will be indefinitely reinvested abroad. The Company has recorded deferred tax liabilities for foreign withholding taxes associated with the foreign retained earnings in countries with withholding taxes on dividend distributions.

        The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2016 and December 30, 2017, the Company had no significant unrecognized tax benefits.

        From time to time, the Company is subject to federal, state, and foreign tax authority income tax examinations. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2014 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is ongoing.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 31, 2016	December 30, 2017
Buildings	39.5	$70,719	$73,344
Laboratory and production equipment	5 - 7	29,697	31,063
Sound and video library	5	600	—
Computer equipment and software	3 - 5	41,801	50,124
Furniture and fixtures	3 - 5	6,164	6,453
Automobiles	3 - 5	369	562
Leasehold improvements	3 - 5	11,701	12,740
Land improvements	15	2,626	3,069

		163,677	177,355
Less accumulated depreciation and amortization		75,792	86,202

		87,885	91,153
Land		6,286	7,521
Deposits and projects in process		7,096	4,173

		$101,267	$102,847

        Depreciation of property and equipment was $9,034, $11,878, and $14,480, for the years ended 2015, 2016, and 2017, respectively.

NOTE F—INTANGIBLE ASSETS

        The Company performed its annual goodwill impairment test during the third quarter of 2017. The Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2017.

        The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2017. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2017.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill are as follows:

	December 31, 2016	December 30, 2017
Balance at beginning of year:
Gross goodwill	$17,432	$16,715
Accumulated impairment losses	—	—

Net goodwill as of beginning of year	17,432	16,715
Goodwill acquired during the year	—	—
Impairment loss	—	—
Currency translation adjustment	(717)	702

Balance as of end of year
Gross goodwill	16,715	17,417
Accumulated impairment losses	—	—

Net goodwill as of end of year	$16,715	$17,417

        Intangible assets consists of the following:

	As of December 31, 2016
	Gross amount	Accumulated amortization	Net carrying amount	Weighted- amortization period (years)
Amortized intangible assets
Trade name and trademarks	$3,820	$(2,440)	$1,380	10
Product formulas	8,424	(1,512)	6,912	8
Indefinite-lived intangible assets
Direct sales license	26,057		26,057

	$38,301		$34,349

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—INTANGIBLE ASSETS (Continued)

	As of December 30, 2017
	Gross amount	Accumulated amortization	Net carrying amount	Weighted- amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,080	$(3,010)	$1,070	10
Product formulas	8,998	(2,744)	6,254	8
Indefinite-lived intangible assets
Direct sales license	27,830		27,830

	$40,908		$35,154

Estimated Amortization Expense:
2018	$1,533
2019	1,533
2020	1,376
2021	1,125
2022	1,125
Thereafter	632

	$7,324

        Aggregate amortization of intangible assets was $900, $1,500, and $1,480, for the years ended 2015, 2016, and 2017, respectively.

NOTE G—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 31, 2016	December 30, 2017
Associate incentives	$52,594	$45,434
Accrued employee compensation	23,135	22,909
Income taxes	5,676	12,283
Sales taxes	11,774	11,399
Associate promotions	2,916	3,063
Deferred revenue	21,464	16,999
Provision for returns and allowances	696	633
Accrued purchases of property and equipment	2,216	109
All other	8,980	16,567

	$129,451	$129,396

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—LINE OF CREDIT

        The Company has a $75,000 line of credit with Bank of America. Interest on borrowed funds is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank of America, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company's consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000 and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $5,241, and $4,723 reduction in the available borrowing limit as of December 31, 2016 and December 30, 2017, respectively, due to existing normal course of business guarantees in certain markets.

        There was no outstanding balance on this line of credit at December 31, 2016 or at December 30, 2017. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE I—COMMITMENTS AND CONTINGENCIES

1.
Operating leases

        With the exception of the Company's Salt Lake City headquarters, Australia facility, Beijing, China facility and Tianjin, China facility, facilities are generally leased. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expire prior to or during 2026. The Company utilizes equipment under non-cancelable operating leases, expiring through 2021. The minimum commitments under operating leases at December 30, 2017 are as follows:

Year ending
2018	$9,883
2019	6,116
2020	2,760
2021	1,436
2022	1,168
Thereafter	2,251

$23,614

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $10,503, $10,153, and $10,931 for the years ended 2015, 2016, and 2017, respectively.

        The Company has other unconditional purchase obligations relating to advertising agreements of $10,725 that will be paid in the next year.

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

        On February 13, 2017, a purported shareholder class action lawsuit (Rumbaugh v. USANA Health Sciences Inc., et al., Case No. 2:17-cv-00106) was filed in the United States District Court for the District of Utah by April Rumbaugh, a purported shareholder of USANA, alleging that the Company failed to disclose that (i) the Company's BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the FCPA, (iii) as such, the Company's China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny. On behalf of herself and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserted claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff sought, among other things, an award of damages, interest, reasonable attorneys' fees, expert fees, and other costs. The lawsuit named as defendants the Company; our former Co-Chief Executive Officer, David A. Wentz; and our Chief Leadership Development Officer, Paul A. Jones. On June 2, 2017, the court appointed Chi Wah On (another purported stockholder of USANA) as lead plaintiff. On August 4, 2017, lead plaintiff filed a consolidated amended complaint seeking similar relief. This new complaint asserted additional allegations and added our Chief Executive Officer, Kevin G. Guest, and our Chief Financial Officer, G. Douglas Hekking, as defendants. On September 18, 2017, we filed a motion to dismiss the amended complaint, and briefing was completed on November 8, 2017. A hearing on the motion to dismiss is currently scheduled for March 21, 2018. We believe that the action is without merit, and intend to vigorously defend against all claims asserted.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE I—COMMITMENTS AND CONTINGENCIES (Continued)

        Chinese regulators regularly make inquiries about the business activities of direct sellers in China and have done so with the Company's operating subsidiary in China, BabyCare, Ltd. There have been instances where inquiries or complaints about BabyCare's business have resulted in the payment of fines by BabyCare. For instance, during the first quarter of 2017, an inquiry from a provincial-level regulator was received and promptly resolved by BabyCare. A fine was issued in a BabyCare Associate's name and paid by BabyCare in connection with resolving this matter. The fine was not quantitatively material.

3.
Employee Benefit Plan

        The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $1,458, $1,594, and $1,794 for the years ended 2015, 2016, and 2017, respectively.

NOTE J—EQUITY-BASED COMPENSATION

        Equity-based compensation expense was $11,081, $16,542, and $15,482 for fiscal years 2015, 2016, and 2017, respectively. The related tax benefit for these periods was $3,766, $5,540, and $5,144, respectively.

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 30, 2017. This table does not include an estimate for future grants that may be issued.

2018	$14,071
2019	10,393
2020	4,597
2021	2,680

$31,741

        The cost above is expected to be recognized over a weighted-average period of 2.87 years.

        The Company's 2015 Equity Incentive Award Plan (the "2015 Plan") allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, restricted stock units, deferred stock units, and other types of equity-based awards to the Company's officers, key employees, and non-employee directors. Prior to the approval of the 2015 plan, the Company maintained a 2006 Equity Incentive Award Plan (the "2006" Plan"), which expired in April of 2016. The 2015 Plan replaced the 2006 Plan for all future grants, and no new awards have been granted under the 2006 Plan.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

        At the inception of the 2015 Plan, 13,839 awards had been granted under the 2006 Plan, of which 13,595 were stock-settled stock appreciation rights, 15 were stock options, and 229 were deferred stock units. Also, at the inception of the 2015 Plan, 2,551 awards had been forfeited. Under the 2015 Plan, 10,000 shares have been authorized. As of December 30, 2017, 2,873 awards had been granted under the 2015 Plan, of which 2,752 were stock-settled stock appreciation rights, and 121 were restricted stock awards. Also, as of December 30, 2017, a total of 769 awards had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.

Stock-Settled Stock Appreciation Rights

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. Beginning in 2015, certain new grants of stock-settled stock appreciation rights became subject to a mandatory post-vesting holding requirement of 10% of the shares derived upon exercise for the sooner of five years following the exercise or at such time the grantee no longer qualifies as a participant under the Plan. As a result of this requirement, the Company has included an illiquidity discount in the fair value calculation of these awards. The weighted-average fair value, net of illiquidity discount, of stock-settled stock appreciation rights that was $23.50, and $22.99, granted in 2015 and 2016, respectively. There were no stock-settled stock appreciation rights granted in 2017.

        Stock-settled stock appreciation rights granted to officers and key employees upon hire or promotion to such a position generally vest 20% each year on the anniversary of the grant date and expire five and one-half years from the date of grant. Awards granted as a supplement to existing equity awards held by officers and key employees will generally vest 50% each year beginning on the first grant date anniversary following the final vesting of previous grants. The expiration of these supplemental awards is generally within 12 months following the last vest date of such award. There were no stock-settled stock appreciation rights granted in 2017.

        Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of stock-settled stock appreciation rights that were granted during the periods indicated.

	Year ended
	2015	2016	2017
Expected volatility(1)	44.0%	47.5%	N/A
Risk-free interest rate(2)	1.3%	1.1%	N/A
Expected life(3)	3.8 yrs.	3.7 yrs.	N/A
Expected dividend yield(4)	0.0%	0.0%	N/A
Weighted-average exercise price(5)	$67.71	$63.16	N/A

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

(5)
Exercise price is the closing price of the Company's common stock on the date of grant.

        A summary of the Company's stock-settled stock appreciation right activity is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 31, 2016	3,391	$54.69	3.1	$36,169
Granted	—	—
Exercised	(884)	33.63
Forfeited	(181)	55.78
Expired	(36)	65.26

Outstanding at December 30, 2017	2,290	$62.49	2.6	$26,703

Exercisable at December 30, 2017	420	$53.12	2.1	$8,782

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at December 31, 2016, and December 30, 2017, was $61.20 and $74.05, respectively.

        The total intrinsic value of stock-settled stock appreciation rights exercised was $41,548 in 2015, $38,198 in 2016, and $25,424 in 2017. The total fair value of stock-settled stock appreciation rights that vested was $7,184, $11,481, and $14,126, for the years ended 2015, 2016, and 2017 respectively.

        During the year ended December 30, 2017, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company's tax withholding obligation. This resulted in a $316 reduction to additional paid-in capital.

Restricted Stock Awards

        Restricted stock awards include restricted stock units granted to the Company's officers and key employees, and deferred stock units granted to non-employee directors. Restricted stock units are granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, and generally vest 25% each year on the anniversary of the grant date. Awards of deferred stock units granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. The fair value of restricted stock awards is determined based on the Company's closing stock price on the date of grant. Restricted stock awards are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at December 31, 2016	—	$—
Granted	92	59.42
Vested	—	—
Forfeited	—	—

Outstanding at December 30, 2017	92	$59.42

        A summary of the Company's deferred stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2016	5	$61.60
Granted	8	58.00
Vested	(10)	59.14
Forfeited	—	—

Nonvested at December 30, 2017	3	$60.24

        The number of deferred stock units vested and unreleased totaled 14 and 24 as of December 31, 2016 and December 30, 2017, respectively.

        The total fair value of deferred stock units that vested was $0, $962, and $638, for the years ended 2015, 2016, and 2017 respectively. There were no restricted stock units that vested during these years.

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

	Year Ended
	2015	2016	2017
USANA® Nutritionals	81%	83%	83%
USANA Foods	11%	10%	9%
Sensé—beautiful science®	7%	6%	6%

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION (Continued)

        Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe. Individual markets are categorized into these regions as follows:

  •
  Asia Pacific—

  •
  Greater China—Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary.)

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia. We commenced operations in Indonesia in the fourth quarter of 2015.

  •
  North Asia—Japan and South Korea

  •
  Americas and Europe—United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.

Selected Financial Information

        Financial information, presented by geographic region is listed below:

	Year Ended
	2015	2016	2017
Net Sales to External Customers
Asia Pacific
Greater China	$441,284	$502,299	$546,777
Southeast Asia Pacific	183,828	206,124	205,289
North Asia	39,751	46,023	58,376

Asia Pacific Total	664,863	754,446	810,442
Americas and Europe	253,636	251,637	236,823

Consolidated Total	$918,499	$1,006,083	$1,047,265

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—SEGMENT INFORMATION (Continued)

	December 31, 2016	December 30, 2017
Long-lived Assets
Asia Pacific
Greater China	$94,537	$98,641
Southeast Asia Pacific	13,204	14,603
North Asia	1,884	1,908

Asia Pacific Total	109,625	115,152
Americas and Europe	64,864	61,099

Consolidated Total	$174,489	$176,251

Total Assets
Asia Pacific
Greater China	$255,214	$289,463
Southeast Asia Pacific	45,896	49,444
North Asia	9,646	13,234

Asia Pacific Total	310,756	352,141
Americas and Europe	159,886	167,128

Consolidated Total	$470,642	$519,269

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2015	2016	2017
Net sales:
China	$371,737	$437,386	$482,965
United States	$140,057	$130,427	$121,056
Long-lived Assets:
China		$91,909	$96,248
United States		$63,654	$59,589

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2016 and 2017.

2016	First	Second	Third	Fourth
Net sales	$240,449	$258,514	$254,219	$252,901
Gross profit	$197,529	$212,544	$209,240	$206,580
Net earnings	$22,299	$25,762	$30,098	$21,882
Earnings per share:
Basic	$0.92	$1.08	$1.24	$0.90
Diluted	$0.89	$1.03	$1.20	$0.87

2017	First	Second	Third	Fourth
Net sales	$255,323	$257,063	$261,765	$273,114
Gross profit	$212,669	$213,161	$214,630	$227,401
Net earnings (loss)	$21,358	$23,259	$23,769	$(5,851)
Earnings (Loss) per share:
Basic	$0.87	$0.95	$0.98	$(0.24)
Diluted	$0.86	$0.93	$0.97	$(0.24)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Year Ended
	2015	2016	2017
Net earnings available to common shareholders	$94,672	$100,041	$62,535

Weighted average common shares outstanding—basic	25,460	24,185	24,349
Dilutive effect of in-the-money equity awards	895	862	359

Weighted average common shares outstanding—diluted	26,355	25,047	24,708

Earnings per common share from net earnings—basic	$3.72	$4.14	$2.57

Earnings per common share from net earnings—diluted	$3.59	$3.99	$2.53

        Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2015	2016	2017
786	2,242	2,060

NOTE N—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of December 30, 2017, Gull Global, Ltd. owned 48.68% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz's private entity, Sanoviv S.A. de C.V. ("Sanoviv"), contracts with Amarevita S DE RL DE CV (formerly Medicis, S.C.) ("Amarevita"), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Amarevita and Amarevita carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Amarevita medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

        Amarevita performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Amarevita provides physicians and other medical staff to speak at USANA Associate events. Finally, Amarevita performs health assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Amarevita $383, $322, and $337 in 2015, 2016, and 2017, respectively. The Company's agreements with Amarevita were approved by the Audit

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—RELATED-PARTY TRANSACTIONS (Continued)

Committee in advance of the Company's entry into the agreements. USANA's collaboration with Amarevita is terminable at will by USANA at any time, without any continuing commitment by USANA.

        The Company has had a long-standing relationship with Drive Marketing, a promotional product distributor located in Sandy, Utah. Drive Marketing provides the Company with customized products for Associate recognition. The Company paid Drive Marketing $420, $523, and $781 in 2015, 2016 and 2017, respectively. During 2016, Drive Marketing hired Nathan Guest as a sales representative for its various network marketing accounts, including the Company's account. Nathan Guest is the son of Kevin Guest, the Company's CEO. Drive Marketing is one of many promotional product distributors utilized by the Company. The Company's relationship with Drive Marketing is terminable at will by the Company at any time without any continuing commitment.

        The Company has had a long standing contractual relationship with Shane Farmer, the sole owner of Dark Horse Rowing, LLC located in San Diego, California. Mr. Farmer provides consulting and other advisory services to the Company related to its development of nutritional products. The Company paid Dark Horse Rowing, LLC $129, $136, and $135 in 2015, 2016 and 2017, respectively. During 2017, Shane Farmer became the stepson of Dr. Wentz, the Company's founder and Chairman of the Board. Mr. Farmer is one of many consultants and experts utilized by the Company to advise on nutrition. The Company's relationship with Dark Horse Rowing is terminable at will by the Company at any time without any continuing commitment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
January 2, 2016
Allowance for sales returns	718	49	—	246	521
Allowance for doubtful accounts	1,788	162	—	14	1,936
Valuation allowance—deferred tax assets	526	81	—	—	607
December 31, 2016
Allowance for sales returns	521	213	—	38	696
Allowance for doubtful accounts	1,936	220	—	1,413	743
Valuation allowance—deferred tax assets	607	33	—	—	640
December 30, 2017
Allowance for sales returns	696	44	—	108	632
Allowance for doubtful accounts	743	14	—	432	325
Valuation allowance—deferred tax assets	640	13,340	—	—	13,980