Form 10-Q
period 2018-03-31
USANA HEALTH SCIENCES INC
filed 2018-05-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2018 was 24,176,523

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 30,	March 31,
	2017	2018

ASSETS
Current assets
Cash and cash equivalents	$247,131	$266,197
Inventories	62,918	68,128
Prepaid expenses and other current assets	30,110	31,801
Total current assets	340,159	366,126

Property and equipment, net	102,847	101,357

Goodwill	17,417	17,797
Intangible assets, net	35,154	35,969
Deferred tax assets	2,859	3,098
Other assets	20,833	21,598
	$519,269	$545,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,787	$12,681
Other current liabilities	129,396	113,687
Total current liabilities	141,183	126,368

Deferred tax liabilities	13,730	17,475
Other long-term liabilities	1,146	1,124

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 24,024 as of December 30, 2017 and 24,099 as of March 31, 2018	24	24
Additional paid-in capital	76,542	79,434
Retained earnings	288,070	315,672
Accumulated other comprehensive income (loss)	(1,426)	5,848
Total stockholders’ equity	363,210	400,978
	$519,269	$545,945

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 1,	March 31,
	2017	2018

Net sales	$255,323	$291,998
Cost of sales	42,654	49,375

Gross profit	212,669	242,623

Operating expenses:
Associate incentives	115,781	129,362
Selling, general and administrative	64,001	70,132

Total operating expenses	179,782	199,494

Earnings from operations	32,887	43,129

Other income (expense):
Interest income	483	840
Interest expense	(10)	(10)
Other, net	9	32

Other income (expense), net	482	862

Earnings before income taxes	33,369	43,991

Income taxes	12,011	15,045

Net earnings	$21,358	$28,946

Earnings per common share
Basic	$0.87	$1.20
Diluted	$0.86	$1.19

Weighted average common shares outstanding
Basic	24,499	24,074
Diluted	24,976	24,273

Comprehensive income:

Net earnings	$21,358	$28,946

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,297	7,814
Tax benefit (expense) related to foreign currency translation adjustment	(207)	(540)

Other comprehensive income (loss), net of tax	3,090	7,274

Comprehensive income	$24,448	$36,220

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2018

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994

Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				28,946		28,946
Other comprehensive income (loss), net of tax					7,274	7,274
Equity-based compensation expense			3,805			3,805
Common stock repurchased and retired	(39)	—	(605)	(2,338)		(2,943)
Common stock issued under equity award plans	114	—				—
Tax withholding for net-share settled equity awards			(308)			(308)

Balance at March 31, 2018	24,099	$24	$79,434	$315,672	$5,848	$400,978

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 1,	March 31,
	2017	2018

Cash flows from operating activities
Net earnings	$21,358	$28,946
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,466	4,531
(Gain) loss on sale of property and equipment	(10)	1,782
Equity-based compensation expense	4,198	3,805
Deferred income taxes	1,380	3,102
Changes in operating assets and liabilities:
Inventories	(3,265)	(4,469)
Prepaid expenses and other assets	3,756	(3,379)
Accounts payable	263	649
Other liabilities	(29,245)	(15,449)

Net cash provided by (used in) operating activities	1,901	19,518

Cash flows from investing activities
Receipts on notes receivable	107	301
Proceeds from sale of property and equipment	10	35
Purchases of property and equipment	(3,381)	(2,948)

Net cash provided by (used in) investing activities	(3,264)	(2,612)

Cash flows from financing activities
Repurchase of common stock	—	(2,943)
Payments related to tax withholding for net-share settled equity awards	—	(308)

Net cash provided by (used in) financing activities	—	(3,251)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,957	5,519

Net increase (decrease) in cash, cash equivalents and restricted cash	594	19,174

Cash, cash equivalents, and restricted cash, at beginning of period	178,952	250,535

Cash, cash equivalents, and restricted cash at end of period	$179,546	$269,709

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

Cash and equivalents	$176,320	$266,197
Restricted cash included in prepaid expenses and other current assets	322	330
Restricted cash included in other assets	2,904	3,182

Total cash, cash equivalents, and restricted cash	$179,546	$269,709

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$2	$2
Income taxes	10,087	19,495
Cash received during the period for:
Income tax refund	4,700	49
Non-cash investing activities:
Credits on notes receivable	191	—
Accrued purchases of property and equipment	—	159

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care/skincare products that are sold internationally through a global network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc., a Utah corporation and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe.  Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan, and South Korea.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 30, 2017, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of March 31, 2018 and results of operations for three months ended April 1, 2017 and March 31, 2018.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.  The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Also referred to as ASC 606, this update replaces existing revenue recognition guidance with a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers.  ASC 606 includes a five-step process by which entities recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services.  This standard also requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 effective at the beginning of fiscal 2018 and applied the modified retrospective approach.  Accordingly, the Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the fiscal 2018 opening balance of retained earnings.  The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.  The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.  As a result of the adoption of ASC 606, the Company updated its accounting policies related to revenue recognition.  See Note B — Revenue Recognition for additional information regarding the Company’s revenue recognition policies under the new standard.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

Under ASC 606, the Company made a change in the timing for recognizing revenue on orders that have shipped but have not been delivered at period end.  Under the new standard, revenue is recognized when the customer obtains control of the goods and considering the indicators used to determine when control has passed to the customer, the Company has concluded that control transfers upon shipment.  Therefore, revenue and related expense items including cost of goods sold and Associate incentives on orders that have shipped but have not been delivered at period end are no longer deferred.  Other than the amounts recorded for this change upon adoption of ASC 606 in the condensed consolidated balance sheet, there were no other changes since the adoption that would be materially different from previous accounting standards that would affect the Company’s consolidated financial statements.

The following table summarizes the cumulative effect of the changes to our unaudited condensed consolidated balance sheet opening balances as of the beginning of fiscal 2018:

	Balance at	ASC 606	Balance after
	December 30, 2017	Adjustments	ASC 606 Adjustments

Assets
Inventories	$62,918	$(350)	$62,568
Prepaid expenses and other current assets	30,110	(1,147)	28,963

Liabilities
Other current liabilities	$129,396	$(2,491)	$126,905

Stockholders’ Equity
Retained earnings	$288,070	$994	$289,064

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017.  The Company adopted ASU 2016-18 using a retrospective transition method during the quarter ended March 31, 2018 and the adoption of the standard did not have a material impact on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

In May 2017 the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award.  ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive.  The ASU is effective for all annual and interim periods in fiscal years beginning after December 15, 2017.  The Company adopted ASU 2017-09 during the quarter ended March 31, 2018 and the adoption of the standard did not have an impact on its consolidated financial statements.

Issued accounting pronouncements

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

NOTE B — REVENUE RECOGNITION

Significant changes to the Company’s accounting policies as a result of adopting ASC 606 are discussed below.  Refer to Note A — Summary of Significant Accounting Policies of the Company’s annual report on Form 10-K for the year ended December 30, 2017 for policies in effect for revenue recognition prior to December 31, 2017, which were based on ASC 605, and for all other significant accounting policies.

Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.  Revenue excludes taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes. Revenue recognition is evaluated through the following five-step process:

1) identification of the contract with a customer;

2) identification of the performance obligations in the contract;

3) determination of the transaction price;

4) allocation of the transaction price to the performance obligations in the contract; and

5) recognition of revenue when or as a performance obligation is satisfied.

Product Revenue

A majority of the Company’s sales are for products sold at a point in time and shipped to customers, for which control is transferred as goods are delivered to the third party carrier for shipment.  The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — REVENUE RECOGNITION - CONTINUED

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns.  Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a refund liability for the variable consideration based on historical experience.

Initial product orders with a new customer may include multiple performance obligations related to sales discounts earned under the Company’s initial order reward program.  Under this program, the customer receives an option to apply the discounts earned on the initial order to two subsequent Auto Orders, which conveys a material right to the customer.  As such, the initial order transaction price is allocated to each separate performance obligation based on its relative standalone selling price and recognized as revenue as each performance obligation is satisfied.

Associate incentives represent consideration paid to a customer and include all forms of commissions, and other incentives paid to our Associates.  With the exception of commissions paid to Associates on personal purchases, which are considered a sales discount and are reported as a reduction to net sales, the incentives are paid for distinct services related to the Company’s product sales and are recorded as an expense when revenue for the goods is recognized.

Shipping and handling activities are performed after the customer obtains control of the goods transferred.  The Company accounts for these activities as fulfillment costs.  Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized.  Shipping and handling costs are included in cost of sales for all periods presented.

With respect to will-call orders, the Company periodically assesses the likelihood that customers will exercise their contractual right to pick up orders and revenue is recognized when the likelihood is estimated to be remote.

Other Revenue

Other types of revenue include fees for access to online customer service applications and annual account renewal fees for Associates, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.

Revenue Disaggregation

Disaggregation of revenue by geographical region and major product line is included in Segment Information in Note I.

Contract Balances

Contract liabilities, which are recorded within Other current liabilities in the condensed consolidated balance sheets, primarily relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where control is transferred over time as services are delivered.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — REVENUE RECOGNITION - CONTINUED

Three Months Ended
March 31,
2018

Contract liabilities at beginning of period	$14,417
Increase due to deferral of revenue	13,444
Decreases due to recognition of revenue	(12,965)

Contract liabilities at end of period	$14,896

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — FAIR VALUE MEASURES

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 30, 2017	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$106,090	$106,090	$—	$—
Foreign currency contracts included in other current liabilities	(139)	—	(139)	—

	$105,951	$106,090	$(139)	$—

		Fair Value Measurements Using
		Inputs
	March 31, 2018	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$167,207	$167,207	$—	$—
Foreign currency contracts included in other current liabilities	(369)	—	(369)	—

	$166,838	$167,207	$(369)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.  At December 30, 2017 and March 31, 2018, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — FAIR VALUE MEASURES - CONTINUED

The Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. During the year ended December 30, 2017, an impairment was recorded on a note receivable (discussed in Note E) based on the estimated recoverable amount using Level 3 inputs, which approximates fair value.

NOTE D — INVENTORIES

Inventories consist of the following:

	December 30,	March 31,
	2017	2018

Raw materials	$20,737	$21,221
Work in progress	8,461	9,616
Finished goods	33,720	37,291

	$62,918	$68,128

NOTE E — OTHER ASSETS

Other assets consist primarily of land use rights related to a production facility in China and a secured loan to the former supplier of the Company’s nutrition bars.  The Company extended non-revolving credit to this former supplier to allow them to acquire equipment that is necessary to manufacture the USANA nutrition bars, which is secured by the equipment. This relationship was intended to provide improved supply chain stability for USANA and create a mutually beneficial relationship between the parties. Interest accrued at an annual interest rate of LIBOR plus 400 basis points. The note has a maturity date of February 1, 2024 and was to be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars. There is no prepayment penalty.  The total contractual unpaid principal balance, including accrued unpaid interest on the note receivable from this supplier as of December 30, 2017 and March 31, 2018 was $6,734 and $6,536, respectively.

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. During the first half of 2017, the Company experienced challenges with the former supplier of the Company’s nutrition bars and subsequently determined to no longer use this supplier. The Company evaluated the recoverability of the note receivable from this supplier and recorded impairments totaling $2,734 during the year ended December 30, 2017.  No additional impairments were recorded during the three months ended March 31, 2018.  Subsequent to March 31, 2018, the Company received $4,800 in cash from this supplier as settlement in full of the note receivable.

NOTE F — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America.  Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a separate pledge agreement with the bank.  On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank of America, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company’s consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000 and its ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — LINE OF CREDIT - CONTINUED

The adjusted EBITDA under the line of credit agreement is modified for certain non-cash expenses.  Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the credit agreement.  This resulted in a $4,273, and $4,991 reduction in the available borrowing limit as of December 30, 2017 and March 31, 2018, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 30, 2017 or at March 31, 2018.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

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

On February 13, 2017, a purported shareholder class action lawsuit (Rumbaugh v. USANA Health Sciences Inc., et al., Case No. 2:17-cv-00106) was filed in the United States District Court for the District of Utah by April Rumbaugh, a purported shareholder of USANA, alleging that the Company failed to disclose that (i) the Company’s BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the Foreign Corrupt Practices Act or FCPA, (iii) as such, the Company’s China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny. On behalf of herself and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiff sought, among other things, an award of damages, interest, reasonable attorneys’ fees, expert fees, and other costs. The lawsuit named as defendants the Company; is former Co-Chief Executive Officer, David A. Wentz; and our Chief Leadership Development Officer, Paul A. Jones. On June 2, 2017, the court appointed Chi Wah On (another purported shareholder of USANA) as lead plaintiff. On August 4, 2017, lead plaintiff filed a consolidated amended complaint seeking similar relief. This new complaint asserted additional allegations and added the Company’s Chief Executive Officer, Kevin G. Guest, and Chief Financial Officer, G. Douglas Hekking, as defendants. On September 18, 2017, the Company filed a motion to dismiss the amended complaint, and briefing was completed on November 8, 2017.  The motion to dismiss was argued on April 25, 2018 and a decision is pending.  The Company believes that the action is without merit, and intends to vigorously defend against all claims asserted.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Three Months Ended
	April 1,	March 31,
	2017	2018

Net earnings available to common shareholders	$21,358	$28,946

Weighted average common shares outstanding - basic	24,499	24,074

Dilutive effect of in-the-money equity awards	477	199

Weighted average common shares outstanding - diluted	24,976	24,273

Earnings per common share from net earnings - basic	$0.87	$1.20

Earnings per common share from net earnings - diluted	$0.86	$1.19

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Three Months Ended
April 1,	March 31,
2017	2018
2,179	1,802

There were no share repurchases during the three months ended April 1, 2017.  During the three months ended March 31, 2018, the Company repurchased and retired 39 shares for $2,943 under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of March 31, 2018, the remaining approved repurchase amount under the stock repurchase plan was $47,057.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care/skincare products that are sold through a global network marketing system of independent distributors (“Associates”).  As such, management aggregates its operating segments into one reportable segment as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics.  Performance for a region or market is evaluated based on sales.  No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional, foods, and personal care/skincare products for the periods indicated.

	Three Months Ended
	April 1,	March 31,
	2017	2018

USANA® Nutritionals	85%	83%
USANA Foods	8%	8%
Personal care/Skincare
Sensé — beautiful science®	6%	4%
Celavive®(1)	N/A	4%

(1) The Company launched the Celavive® line in every market except China in the first quarter of 2018, and anticipates launching in China during the fourth quarter of 2018.

Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific —

•                  Greater China — Hong Kong, Taiwan and China.  Our business in China is conducted by BabyCare Holding, Ltd.  (“BabyCare”), our wholly-owned subsidiary.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Three Months Ended
	April 1,	March 31,
	2017	2018

Net Sales to External Customers

Asia Pacific
Greater China	$131,738	$157,808
Southeast Asia Pacific	50,406	56,228
North Asia	12,956	18,084
Asia Pacific Total	195,100	232,120

Americas and Europe	60,223	59,878

Consolidated Total	$255,323	$291,998

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended
	April 1,	March 31,
	2017	2018

Net sales:
China	$115,457	$140,592
United States	$30,166	N/A

	As of
	December 30,	March 31,
	2017	2018
Long-lived assets:
China	$96,248	$99,365
United States	$59,589	$56,520

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

•                  Current Focus and Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2017, and our other filings, including Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care/skincare products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of March 31, 2018, we had approximately 585,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific

•                  Greater China — Hong Kong, Taiwan, and China.  Our business in China is conducted by BabyCare, our wholly-owned subsidiary.

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

•                  North Asia — Japan and South Korea

•                  Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Belgium, and the Netherlands

Our primary product lines consist of USANA® Nutritionals, USANA Foods, Sensé — beautiful science® (Sensé), our line of personal care products, and Celavive® the new innovative skincare system with our InCelligence TechnologyTM.  The USANA Nutritionals product line is further categorized into two separate classifications: Essentials and Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	April 1, 2017	March 31, 2018
Product Line
USANA® Nutritionals
Essentials/CellSentials	20%	18%
Optimizers	65%	65%
USANA Foods	8%	8%
Personal care/Skincare
Sensé — beautiful science®	6%	4%
Celavive®(1)	N/A	4%
All Other	1%	1%

Key Product
USANA® Essentials/CellSentials	13%	12%
Proflavanol®	15%	11%
BiOmega-3™	15%	14%

(1) We launched the Celavive® line in every market except China in the first quarter of 2018, and anticipate launching in China during the fourth quarter of 2018.

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is positively influenced by a number of factors, some of which include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, and the growing desire for a secondary source of income and small business ownership.

We believe that our high-quality products and our Associate Compensation Plan are the key components to attracting and retaining Associates.  We periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most competitive in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the three months ended March 31, 2018, net sales outside of the United States represented 90.2% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, we must increase the number of active Customers and/or increase the amount they spend, on average, to increase net sales.  Our primary focus continues to be increasing the number of active Customers.  We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 57% of product sales during the three months ended March 31, 2018; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The tables below summarize the changes in our active Customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	April 1, 2017		March 31, 2018		Prior Year	Change

Asia Pacific:
Greater China	107,000	37.7%	108,000	37.5%	1,000	0.9%
Southeast Asia Pacific	88,000	31.0%	88,000	30.6%	—	0.0%
North Asia	19,000	6.7%	24,000	8.3%	5,000	26.3%
Asia Pacific Total	214,000	75.4%	220,000	76.4%	6,000	2.8%

Americas and Europe	70,000	24.6%	68,000	23.6%	(2,000)	(2.9)%

	284,000	100.0%	288,000	100.0%	4,000	1.4%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	April 1, 2017		March 31, 2018		Prior Year	Change

Asia Pacific:
Greater China	183,000	63.1%	194,000	65.3%	11,000	6.0%
Southeast Asia Pacific	14,000	4.8%	21,000	7.1%	7,000	50.0%
North Asia	11,000	3.8%	11,000	3.7%	—	0.0%
Asia Pacific Total	208,000	71.7%	226,000	76.1%	18,000	8.7%

Americas and Europe	82,000	28.3%	71,000	23.9%	(11,000)	(13.4)%

	290,000	100.0%	297,000	100.0%	7,000	2.4%

Current Focus and Recent Developments

Our primary objective is to increase the number of active Customers who use our products throughout the world.  We have several strategies in place to support this objective, including:

•                  We successfully launched the Celavive® skincare line in every market with the exception of China, where we anticipate launching in the fourth quarter.  Our 2018 objective is to position Celavive® to generate incremental sales to a new customer demographic for USANA and grow our personal care/skincare line from approximately 6% of net sales to an estimated run rate of 10% of net sales by the end of fiscal 2018.

•                  We plan to roll out our new WeChat platform in China during the second quarter of 2018.  WeChat is a Chinese multi-purpose messaging and social media app that is widely thought of as China’s “app for everything” because of its wide range of functionality.  This new platform is expected to make it easier for customers in China to do business as they will be able to use the app to introduce USANA to new customers, complete sales of products and enroll new Customers.  This new platform demonstrates our commitment to making business convenient for our independent Associates.

•                  We continue to develop and deploy information technology tools across the enterprise, including a new social sharing platform. This platform, which we began rolling out during the first quarter of 2018, allows our Associates to more fully utilize social media to promote USANA products and interact directly with customers and potential customers.  In particular, we are utilizing our social selling platform in connection with the launch of Celavive® around the world.

•                  We will open four new European markets in mid-June: Germany, Spain, Italy, and Romania.  Each of these markets will be supported by our European regional headquarters in Paris, France, which presents an efficient opportunity for USANA to expand its consumer base throughout Europe.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Constant and local currency net sales, earnings, EPS and other currency-related financial information (collectively, “Financial Results”) are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of our Financial Results and thus provide investors an additional perspective on trends and underlying business results. Constant currency Financial Results are calculated by translating the current period’s Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount for the current period to the prior-year period’s Financial Results. A reconciliation of these non-GAAP financial measures accompanies any reference to them in the presentation in the accompanying financial statements and notes thereto. Management believes that the non-GAAP financial measures assist management and investors in evaluating, and comparing from period to period, results from ongoing operations in a more meaningful and consistent manner while also highlighting more meaningful trends in the results of operations. These measures are used in addition to and in conjunction with results presented in accordance with GAAP.  Investors should rely primarily on our GAAP results and use non-GAAP financial measures only supplementally in making investment decisions.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2018 increased 14.4% to $292.0 million, an increase of $36.7 million, compared with the first quarter of 2017.  This increase was mainly driven by three factors: a targeted product promotion in Mainland China contributed approximately $11 million to net sales, the launch of our new Celavive® line contributed approximately $9 million in incremental sales, and favorable changes in currency exchange rates increased net sales for the first quarter by $16.4 million.

We implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective at the beginning of fiscal 2018 and applied the modified retrospective approach.  Accordingly, we recognized the cumulative effect of initially applying ASC 606 as an adjustment to the fiscal 2018 opening balance of retained earnings.  This adjustment did not have a material impact on our consolidated financial statements.  Beyond this adjustment, there were no other changes that were materially different from previous accounting standards that would affect our consolidated financial statements.  See Notes A and B to the Condensed Consolidated Financial Statements included in Item 1 Part I of this Report on Form 10-Q.

Net earnings for the first quarter of 2018 increased 35.5% to $28.9 million, an increase of $7.6 million, compared with the first quarter of 2017.  The increase in net earnings was mostly the result of higher net sales, benefitted by lower relative operating expenses, and a lower effective tax rate.

Quarters Ended April 1, 2017 and March 31, 2018

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region							Percent change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	April 1, 2017		March 31, 2018		prior year	change	sales	impact
Asia Pacific
Greater China	$131,738	51.6%	$157,808	54.0%	$26,070	19.8%	$11,129	11.3%
Southeast Asia Pacific	50,406	19.7%	56,228	19.3%	5,822	11.6%	2,244	7.1%
North Asia	12,956	5.1%	18,084	6.2%	5,128	39.6%	1,209	30.2%
Asia Pacific Total	195,100	76.4%	232,120	79.5%	37,020	19.0%	14,582	11.5%

Americas and Europe	60,223	23.6%	59,878	20.5%	(345)	(0.6)%	1,807	(3.6)%

	$255,323	100.0%	$291,998	100.0%	$36,675	14.4%	$16,389	7.9%

Asia Pacific:  The increase in constant currency net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 12.5%.  The increase in constant currency net sales in Southeast Asia Pacific was driven by double digit local currency growth in several markets, led by Malaysia, Australia, and Singapore.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 31.8%, and the number of active Customers increased 17.9%.

Americas and Europe:  The decrease in constant currency net sales in this region continues to be driven by declines in the U.S., where sales decreased $1.5 million or 4.9% due to a decline of 13.4% in the number of active Customers.

Gross Profit

Gross profit decreased 20 basis points to 83.1% of net sales for the first quarter of 2018, from 83.3% in the prior year.  This decrease can be attributed to changes in sales mix by market, lower production efficiencies, and higher material costs.  These changes were partially offset by favorable changes in currency exchange rates in markets outside of China, leverage from higher sales on fixed costs, and lower relative freight costs, as well as annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.

Associate Incentives

Associate incentives were 44.3% of net sales for the first quarter of 2018, compared with 45.3% in the prior year.  This decrease can be primarily attributed to sales from our new Celavive® product line and the product promotion held in China during the first quarter of 2018.   To a lesser extent, our annual price adjustments also contributed to lower relative Associate incentives.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $6.1 million during the first quarter of 2018 when compared with the same period of the prior-year.  This increase can be attributed to (i) higher wages and benefits expense to support our growing customer base and to further improve our customers’ experience around the world, (ii) investment in information technology systems and infrastructure, and (iii) higher costs to support the launch of Celavive®.

Income Taxes

Income taxes were 34.2% of earnings in the first quarter of 2018 compared with 36.0% of earnings in the prior year.  The lower effective tax rate for the first quarter compared with the same period of the prior-year is primarily due to higher non-deductible expenses recognized during the first quarter of 2017.  Our effective tax rate, on a year-over-year basis, is not (and will not be) comparable during 2018 because of the impact of U.S. tax reform.

Diluted Earnings Per Share

Diluted earnings per share increased 38.4% in the first quarter of 2018 when compared with the prior-year quarter.  This increase was due to higher net earnings and a lower number of shares outstanding resulting from activity under our share buyback program.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and periodically drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  In Mainland China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) results in transfer and remittance of our profits and dividends from Mainland China to the United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from Mainland China may be limited in the future.  Notwithstanding the foregoing, if we were to repatriate the $7.5 million of cumulative earnings that have been indefinitely reinvested in certain of our markets at March 31, 2018, we would have a tax liability of approximately $0.8 million.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $19.5 million in the first three months of 2018.  Items increasing cash flows from operations in the first three months of 2018 include: (i) net earnings, and (ii) depreciation related to investment in information technology systems.  These increases were partially offset by (i) payment of accrued employee compensation costs, (ii) tax payments, and (iii) cash used on inventories.

Net cash flow from operating activities totaled $1.9 million in the first three months of 2017.  Items impacting cash flows from operations in the first three months of 2017 include: (i) net earnings, and (ii) depreciation related to investment in information technology systems.  These increases were reduced by (i) payment of accrued employee compensation costs, (ii) payment of accrued commissions, and (iii) deferred revenue.

Cash and cash equivalents increased to $266.2 million at March 31, 2018, from $247.1 million at December 30, 2017.  Of the $266.2 million held at March 31, 2018, $37.1 million was held in the United States and $229.1 million was held by international subsidiaries.  In comparison, of the $247.1 million in cash and cash equivalents held at December 30, 2017, $52.2 million was held in the United States and $194.9 million was held by international subsidiaries.  Net working capital increased to $239.8 million at March 31, 2018, from $199.0 million at December 30, 2017.

Line of Credit

Information with respect to our line of credit may be found in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share Repurchase

During the three months ended March 31, 2018 we repurchased 39,000 shares of our common stock for $2.9 million under our share repurchase plan, at an average market price of $74.77.  At March 31, 2018, the remaining approved repurchase amount under the plan was $47.1 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

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

•                 Potential effects of adverse publicity regarding USANA, nutritional supplements, or the network marketing industry;

•                 Reliance on key management personnel;

•                 Extensive government regulation of our products, manufacturing, and network marketing system;

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

•                  Potential adverse effects of customs, duties, taxation, and transfer pricing regulations, including regulations governing distinctions between and our responsibilities to employees and independent contractors;

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information presented for the year ended December 30, 2017.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

Beginning December 31, 2017, we implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  In connection with its adoption, we implemented changes to our processes and internal control activities related to revenue to ensure compliance with the new accounting and disclosure rules.

Except for the preceding changes, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2017 Form 10-K.  The risk factors identified in our 2017 Form 10-K have not changed in any material respect.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our purchases of USANA common stock during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal January
(Dec 31, 2017 through Feb. 3, 2018)	0	$0.00	0	$50,000

Fiscal February
(Feb. 4, 2018 through Mar. 3, 2018)	39	$74.77	39	$47,057

Fiscal March
(Mar. 4, 2018 through Mar. 31, 2018)	0	$0.00	0	$47,057

	39		39

* Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

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

Date: May 9, 2018

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)