Form 10-Q
period 2018-06-30
USANA HEALTH SCIENCES INC
filed 2018-08-08
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2018 was 24,254,846

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 30,	June 30,
	2017	2018

ASSETS
Current assets
Cash and cash equivalents	$247,131	$256,326
Securities held-to-maturity, net	—	42,433
Inventories	62,918	74,123
Prepaid expenses and other current assets	30,110	31,777
Total current assets	340,159	404,659

Property and equipment, net	102,847	96,845

Goodwill	17,417	17,224
Intangible assets, net	35,154	33,811
Deferred tax assets	2,859	3,609
Other assets	20,833	19,136
	$519,269	$575,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,787	$12,379
Other current liabilities	129,396	124,371
Total current liabilities	141,183	136,750

Deferred tax liabilities	13,730	8,125
Other long-term liabilities	1,146	1,128

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 24,024 as of December 30, 2017 and 24,220 as of June 30, 2018	24	24
Additional paid-in capital	76,542	83,542
Retained earnings	288,070	349,579
Accumulated other comprehensive income (loss)	(1,426)	(3,864)
Total stockholders’ equity	363,210	429,281
	$519,269	$575,284

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2018	2017	2018

Net sales	$257,063	$301,460	$512,386	$593,458
Cost of sales	43,902	49,991	86,556	99,366

Gross profit	213,161	251,469	425,830	494,092

Operating expenses:
Associate incentives	118,404	132,790	234,185	262,152
Selling, general and administrative	62,389	67,537	126,390	137,669

Total operating expenses	180,793	200,327	360,575	399,821

Earnings from operations	32,368	51,142	65,255	94,271

Other income (expense):
Interest income	590	1,031	1,073	1,871
Interest expense	(11)	(9)	(21)	(19)
Other, net	(119)	(634)	(110)	(602)

Other income (expense), net	460	388	942	1,250

Earnings before income taxes	32,828	51,530	66,197	95,521

Income taxes	9,569	17,623	21,580	32,668

Net earnings	$23,259	$33,907	$44,617	$62,853

Earnings per common share
Basic	$0.95	$1.40	$1.82	$2.60
Diluted	$0.93	$1.36	$1.78	$2.56

Weighted average common shares outstanding
Basic	24,574	24,193	24,537	24,134
Diluted	25,018	24,841	24,997	24,557

Comprehensive income:

Net earnings	$23,259	$33,907	$44,617	$62,853

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,915	(11,520)	7,212	(3,706)
Tax benefit (expense) related to foreign currency translation adjustment	(1,769)	1,808	(1,976)	1,268

Other comprehensive income (loss), net of tax	2,146	(9,712)	5,236	(2,438)

Comprehensive income	$25,405	$24,195	$49,853	$60,415

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994

Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				62,853		62,853
Other comprehensive income (loss), net of tax					(2,438)	(2,438)
Equity-based compensation expense			7,058			7,058
Common stock repurchased and retired	(39)	—	(605)	(2,338)		(2,943)
Common stock issued under equity award plans	235	—				—
Tax withholding for net-share settled equity awards			(360)			(360)
Disgorgement of short-swing stock profits			907			907

Balance at June 30, 2018	24,220	$24	$83,542	$349,579	$(3,864)	$429,281

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	June 30,
	2017	2018

Cash flows from operating activities
Net earnings	$44,617	$62,853
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	7,666	8,685
(Gain) loss on sale of property and equipment	(6)	1,777
Equity-based compensation expense	8,002	7,058
Deferred income taxes	(2,043)	(5,293)
Impairment on notes receivable	—	(658)
Changes in operating assets and liabilities:
Inventories	(1,603)	(13,443)
Prepaid expenses and other assets	4,771	(5,448)
Accounts payable	(1,187)	546
Other liabilities	(4,613)	1,116

Net cash provided by (used in) operating activities	55,604	57,193

Cash flows from investing activities
Receipts on notes receivable	259	4,760
Proceeds from the settlement of net investment hedges	—	739
Purchases of investment securities held-to-maturity	—	(42,433)
Proceeds from sale of property and equipment	11	381
Purchases of property and equipment	(6,969)	(6,636)

Net cash provided by (used in) investing activities	(6,699)	(43,189)

Cash flows from financing activities
Repurchase of common stock	—	(2,943)
Proceeds from disgorgement of short-swing stock profits	—	907
Borrowings on line of credit	3,500	—
Payments on line of credit	(3,500)	—
Payments related to tax withholding for net-share settled equity awards	—	(360)

Net cash provided by (used in) financing activities	—	(2,396)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,764	(2,687)

Net increase (decrease) in cash, cash equivalents and restricted cash	53,669	8,921

Cash, cash equivalents, and restricted cash, at beginning of period	178,952	250,535

Cash, cash equivalents, and restricted cash at end of period	$232,621	$259,456

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

Cash and equivalents	$229,365	$256,326
Restricted cash included in prepaid expenses and other current assets	306	108
Restricted cash included in other assets	2,950	3,022

Total cash, cash equivalents, and restricted cash	$232,621	$259,456

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$6	$4
Income taxes	20,929	46,532
Cash received during the period for:
Income tax refund	4,700	2,066
Non-cash investing activities:
Credits on notes receivable	191	—
Accrued purchases of property and equipment	25	151

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care/skincare products that are sold internationally through a global network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc., a Utah corporation and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe.  Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan, and South Korea.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 30, 2017, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of June 30, 2018 and results of operations for the six months ended July 1, 2017 and June 30, 2018.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.  The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

Under ASC 606, the Company made a change in the timing for recognizing revenue on orders that have shipped but have not been delivered at period end.  Under the new standard, revenue is recognized when the customer obtains control of the goods and considering the indicators used to determine when control has passed to the customer, the Company has concluded that control transfers upon shipment.  Therefore, revenue and related expense items including cost of goods sold and Associate incentives on orders that have shipped but have not been delivered at period end are no longer deferred.  Subsequent to the period of adoption, there has been no material impact on net income and related per-share amounts.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — REVENUE RECOGNITION - CONTINUED

Revenue Disaggregation

Disaggregation of revenue by geographical region and major product line is included in Segment Information in Note K.

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

Six Months Ended
June 30,
2018

Contract liabilities at beginning of period	$14,417
Increase due to deferral of revenue	14,357
Decreases due to recognition of revenue	(13,059)

Contract liabilities at end of period	$15,715

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 30, 2017	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$106,090	$106,090	$—	$—
Foreign currency contracts included in other current liabilities	(139)	—	(139)	—

	$105,951	$106,090	$(139)	$—

		Fair Value Measurements Using
		Inputs
	June 30, 2018	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$157,262	$157,262	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	310	—	310	—

	$157,572	$157,262	$310	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.  At December 30, 2017 and June 30, 2018, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — FAIR VALUE MEASURES - CONTINUED

The Company’s financial instruments include cash equivalents, securities held-to-maturity, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. During the year ended December 30, 2017, an impairment was recorded on a note receivable (discussed in Note E) based on the estimated recoverable amount using Level 3 inputs, which approximates fair value.

Securities held-to-maturity consist of corporate bonds and U.S. treasuries. The fair value of corporate bonds and U.S. treasuries are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data, which is considered to be a Level 2 input. The carrying values of these corporate bonds and U.S. treasuries approximate their fair values due to their short-term maturities.

NOTE D — INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities held-to-maturity by major security type and class of security were as follows:

	As of June 30, 2018
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Corporate bonds	27,502	—	—	27,502
U.S. treasuries	14,931	—	—	14,931

Total securities held-to-maturity	$42,433	$—	$—	$42,433

All held-to-maturity securities as of June 30, 2018 mature within one year.

NOTE E — OTHER ASSETS

Other assets consist primarily of land use rights related to a production facility in China.  At December 30, 2017, other assets also included a secured loan to the former supplier of the Company’s nutrition bars.  The Company extended non-revolving credit to this former supplier to allow them to acquire equipment that was necessary to manufacture the USANA nutrition bars, which was secured by the equipment. This relationship was intended to provide improved supply chain stability for USANA and create a mutually beneficial relationship between the parties. Interest accrued at an annual interest rate of LIBOR plus 400 basis points. The note had a maturity date of February 1, 2024 and was to be repaid by a combination of cash payments and credits for the manufacture of USANA’s nutrition bars.

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. During the first half of 2017, the Company experienced challenges with the former supplier of nutrition bars and subsequently determined to no longer use this supplier. The Company evaluated the recoverability of the note receivable from this supplier and recorded impairments totaling $2,734 during the year ended December 30, 2017.  The total contractual unpaid principal balance, including accrued unpaid interest on the note receivable from this supplier as of December 30, 2017 was $6,734.  During April 2018, the Company reached a settlement with the supplier to terminate the relationship and received $4,800 in cash as payment in full under the terms of the settlement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — INVENTORIES

Inventories consist of the following:

	December 30,	June 30,
	2017	2018

Raw materials	$20,737	$21,037
Work in progress	8,461	10,049
Finished goods	33,720	43,037

	$62,918	$74,123

NOTE G — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America.  Interest is computed at the bank’s Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a separate pledge agreement with the bank.  On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank of America, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company’s consolidated rolling four-quarter adjusted EBITDA covenant to $100,000 or greater and its ratio of consolidated funded debt to adjusted EBITDA of 1.0 at the end of each quarter.

The adjusted EBITDA under the line of credit agreement is modified for certain non-cash expenses.  Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the credit agreement.  This resulted in a $4,273 and $6,917 reduction in the available borrowing limit as of December 30, 2017 and June 30, 2018, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 30, 2017 or at June 30, 2018.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE H — CONTINGENCIES

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

NOTE H — CONTINGENCIES - CONTINUED

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

NOTE I — DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows.  In accordance with the Company’s risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values.  When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge, the nature of risk being hedged, and the hedged transaction, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge.  The Company also documents how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness

The Company periodically uses derivative hedging instruments to hedge its net investment in its non U.S. subsidiaries designed to hedge a portion of the foreign currency exposure that arises on translation of the foreign subsidiaries into U.S. dollars. The effective portion of gains and losses attributable to these net investment hedges is recorded to foreign currency translation adjustment (“FCTA”) within accumulated other comprehensive income (loss) (“AOCI”) to offset the change in the carrying value of the net investment being hedged, and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated.

As of December 30, 2017, there were no derivatives outstanding for which the Company has applied hedge accounting.  During the second quarter of 2018, the Company entered into and settled a forward contract designated as a net investment hedge with a notional value of $105,000 and realized a net gain of $739, which is reflected in the FCTA within AOCI.  The Company assessed hedge effectiveness determining the hedged instrument is highly effective and recorded no ineffectiveness.  As of June 30, 2018, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2018	2017	2018

Net earnings available to common shareholders	$23,259	$33,907	$44,617	$62,853

Weighted average common shares outstanding - basic	24,574	24,193	24,537	24,134

Dilutive effect of in-the-money equity awards	444	648	460	423

Weighted average common shares outstanding - diluted	25,018	24,841	24,997	24,557

Earnings per common share from net earnings - basic	$0.95	$1.40	$1.82	$2.60

Earnings per common share from net earnings - diluted	$0.93	$1.36	$1.78	$2.56

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
July 1,	June 30,	July 1,	June 30,
2017	2018	2017	2018
2,059	—	2,119	901

There were no share repurchases during the six months ended July 1, 2017.  During the six months ended June 30, 2018, the Company repurchased and retired 39 shares for $2,943 under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of June 30, 2018, the remaining approved repurchase amount under the stock repurchase plan was $47,057.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2018	2017	2018

USANA® Nutritionals	84%	82%	85%	82%
USANA Foods	9%	9%	8%	9%
Personal care/Skincare
Sensé — beautiful science®	6%	4%	6%	4%
Celavive®(1)	N/A	4%	N/A	4%

(1) We launched Celavive® in every market except China in the first quarter of 2018, and anticipate launching in China late in the third quarter of 2018.

Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific —

•                  Greater China — Hong Kong, Taiwan and China.  Our business in China is conducted by BabyCare Holding, Ltd.  (“BabyCare”), our wholly-owned subsidiary.

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

•                  North Asia — Japan and South Korea

•                 Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(2), Spain(2), Italy(2), Romania(2), Belgium, and the Netherlands.

(2) We commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2018	2017	2018

Net Sales to External Customers

Asia Pacific
Greater China	$136,702	$167,841	$268,440	$325,649
Southeast Asia Pacific	48,665	54,771	99,071	110,999
North Asia	13,948	18,986	26,904	37,070
Asia Pacific Total	199,315	241,598	394,415	473,718

Americas and Europe	57,748	59,862	117,971	119,740

Consolidated Total	$257,063	$301,460	$512,386	$593,458

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2018	2017	2018

Net sales:
China	$120,831	$151,110	$236,288	$291,702
United States	$28,870	$30,250	$59,036	N/A

	As of
	December 30,	June 30,
	2017	2018
Long-lived assets:
China	$96,248	$93,281
United States	$59,589	$52,551

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

Overview

We develop and manufacture high-quality, science-based nutritional, personal care and skincare products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of June 30, 2018, we had approximately 597,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased products from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific

•                  Greater China — Hong Kong, Taiwan, and China.  Our business in China is conducted by BabyCare, our wholly-owned subsidiary.

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

•                  North Asia — Japan and South Korea

•                  Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(1), Spain(1), Italy(1), Romania(1), Belgium, and the Netherlands

Our primary product lines consist of (i) USANA® Nutritionals, (ii) USANA Foods, (ii) Sensé — beautiful science® (Sensé), our historical line of personal care products, and (iv) Celavive®, our new innovative skincare system with our InCelligence TechnologyTM.  The USANA Nutritionals product line is further categorized into two separate classifications: Essentials and Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

(1)         We commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

	Six Months Ended
	July 1, 2017	June 30, 2018

Product Line
USANA® Nutritionals
Essentials/CellSentials	20%	17%
Optimizers	65%	65%
USANA Foods	8%	9%
Personal care/Skincare
Sensé — beautiful science®	6%	4%
Celavive®(1)	N/A	4%
All Other	1%	1%

Key Product
USANA® Essentials/CellSentials	13%	11%
Proflavanol®	12%	11%
BiOmega-3™	14%	14%

(1)         We launched Celavive® in every market except China in the first quarter of 2018, and anticipate launching in China late in the third quarter of 2018.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the six months ended June 30, 2018, net sales outside of the United States represented 90.1% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, we must increase the number of active Customers and/or increase the amount they spend, on average, to increase net sales.  Our primary focus continues to be increasing the number of active Customers.  We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for the majority of our product sales, representing approximately 57% of product sales during the six months ended June 30, 2018; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The tables below summarize the changes in our active Customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Active Associates by Region
	As of		As of		Change from	Percent
	July 1, 2017		June 30, 2018		Prior Year	Change

Asia Pacific:
Greater China	105,000	37.5%	111,000	38.0%	6,000	5.7%
Southeast Asia Pacific	83,000	29.7%	85,000	29.1%	2,000	2.4%
North Asia	20,000	7.1%	26,000	8.9%	6,000	30.0%
Asia Pacific Total	208,000	74.3%	222,000	76.0%	14,000	6.7%

Americas and Europe	72,000	25.7%	70,000	24.0%	(2,000)	(2.8)%

	280,000	100.0%	292,000	100.0%	12,000	4.3%

	Active Preferred Customers by Region
	As of		As of		Change from	Percent
	July 1, 2017		June 30, 2018		Prior Year	Change

Asia Pacific:
Greater China	189,000	65.9%	206,000	67.5%	17,000	9.0%
Southeast Asia Pacific	15,000	5.2%	20,000	6.6%	5,000	33.3%
North Asia	10,000	3.5%	11,000	3.6%	1,000	10.0%
Asia Pacific Total	214,000	74.6%	237,000	77.7%	23,000	10.7%

Americas and Europe	73,000	25.4%	68,000	22.3%	(5,000)	(6.8)%

	287,000	100.0%	305,000	100.0%	18,000	6.3%

Current Focus and Recent Developments

Our primary objective is to increase the number of active Customers who purchase and use our products throughout the world.  We have several strategies in place to support this objective, including:

•                  We successfully launched our Celavive® skincare line in every market with the exception of China, where we anticipate launching late in the third quarter.  Our 2018 objective is to promote Celavive® to our existing customers and to also use it to acquire a new customer demographic for USANA.  With the anticipated growth from Celavive®, our goal is to grow our personal care and skincare line to an estimated run rate of 10% of net sales by the end of fiscal 2018.

•                  We continued our international expansion efforts during the second quarter of 2018 with the commencement of operations in four new European markets: Germany, Spain, Italy, and Romania.  Each of these markets will be supported by our European regional headquarters in Paris, France, which presents an efficient opportunity for USANA to expand its consumer base throughout Europe.

•                  We completed the initial development of our new WeChat platform in China during the second quarter of 2018 and plan to roll out in the third quarter of 2018.  WeChat is a Chinese multi-purpose messaging and social media app that is widely thought of as China’s “app for everything” because of its wide range of functionality.  This new platform is expected to make it easier for customers in China to do business as they will be able to use the app to introduce USANA to new customers, complete sales of products and enroll new Customers.  This new platform demonstrates our commitment to making business convenient for our independent Associates.

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

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2018 increased 17.3% to $301.5 million, an increase of $44.4 million, compared with the second quarter of 2017.  This increase was driven by several factors, including: (i) our new Celavive® line, which contributed approximately $7.0 million in incremental sales, (ii) favorable changes in currency exchange rates that benefited net sales for the second quarter by $12.5 million, and (iii) growth in active Customers, which increased 5.3% year-over-year to 597,000.

Net earnings for the second quarter of 2018 increased 45.8% to $33.9 million, an increase of $10.6 million, compared with the second quarter of 2017.  The increase in net earnings was mostly the result of higher net sales, benefitted by lower relative operating expenses.

Quarters Ended July 1, 2017 and June 30, 2018

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	July 1, 2017		June 30, 2018		prior year	change	sales	impact

Asia Pacific
Greater China	$136,702	53.2%	$167,841	55.6%	$31,139	22.8%	$10,573	15.0%
Southeast Asia Pacific	48,665	18.9%	54,771	18.2%	6,106	12.5%	614	11.3%
North Asia	13,948	5.4%	18,986	6.3%	5,038	36.1%	812	30.3%
Asia Pacific Total	199,315	77.5%	241,598	80.1%	42,283	21.2%	11,999	15.2%

Americas and Europe	57,748	22.5%	59,862	19.9%	2,114	3.7%	472	2.8%

	$257,063	100.0%	$301,460	100.0%	$44,397	17.3%	$12,471	12.4%

Asia Pacific:  The increase in constant currency net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 16.5%.  The increase in constant currency net sales in Southeast Asia Pacific was driven by double digit local currency growth in several markets, including Malaysia and Singapore.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 31.3%, and the number of active Customers increased 20.7%.

Americas and Europe:  The increase in constant currency net sales in this region was driven by increases in the U.S., where sales increased 4.8% and Canada, where local currency net sales increased 5.9%.  While constant currency sales in this region increased year-over-year, the number of active Customers declined 4.8%.  Sustainable customer growth remains our top priority for this region.

Gross Profit

Gross profit increased 50 basis points to 83.4% of net sales for the second quarter of 2018, from 82.9% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China, changes in sales mix by market, leverage from higher sales on fixed costs, and lower relative freight costs, as well as annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.  These increases were partially offset by higher reserves for inventory obsolescence and costs associated with Celavive®, which carries a higher relative cost than our previous skincare line.

Associate Incentives

Associate incentives were 44.0% of net sales for the second quarter of 2018, compared with 46.1% in the prior year.  This decrease can be primarily attributed to sales from Celavive®, which has a lower incentive payout as compared to our other product categories.  Additionally, Associate incentive expense was elevated during the second quarter of 2017 due to a short-term incentive promotion we offered in China.  We did not offer a similar promotion during the second quarter of 2018, which helped contribute to the favorable, relative year-over-year comparison.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $5.1 million during the second quarter of 2018 when compared with the same period of the prior year.  This increase can be attributed to (i) higher employee related costs and (ii) higher costs to support the launch of Celavive®.  This absolute increase was partially offset by expense related to China and our internal investigation in the prior-year quarter, which was nominal during the second quarter of 2018.

Income Taxes

Income taxes were 34.2% of earnings in the second quarter of 2018 compared with 29.1% of earnings in the prior year.  The higher effective tax rate for the second quarter compared with the same period of the prior-year is primarily due to higher excess tax benefits from equity award exercises recognized during the prior year quarter.  Our effective tax rate, on a year-over-year basis, is not (and will not be) comparable during 2018 because of the impact of U.S. tax reform.

Diluted Earnings Per Share

Diluted earnings per share increased 46.2% in the second quarter of 2018 when compared with the prior-year quarter.  This increase was due to higher net earnings.

Six Months Ended July 1, 2017 and June 30, 2018

Net Sales

The following table summarizes the changes in our net sales by geographic region for the quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)				Change		Currency	excluding
	Six Months Ended				from prior	Percent	impact on	currency
	July 1, 2017		June 30, 2018		year	change	sales	impact

Asia Pacific
Greater China	$268,440	52.4%	$325,649	54.9%	$57,209	21.3%	$21,702	13.2%
Southeast Asia Pacific	99,071	19.3%	110,999	18.7%	11,928	12.0%	2,858	9.2%
North Asia	26,904	5.3%	37,070	6.2%	10,166	37.8%	2,021	30.3%
Asia Pacific Total	394,415	77.0%	473,718	79.8%	79,303	20.1%	26,581	13.4%

Americas and Europe	117,971	23.0%	119,740	20.2%	1,769	1.5%	2,279	(0.4)%

	$512,386	100.0%	$593,458	100.0%	$81,072	15.8%	$28,860	10.2%

Asia Pacific:  The increase in constant currency net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 14.5%.  The increase in net sales in Southeast Asia Pacific was driven by double digit local currency net sales growth in several markets, including Malaysia, Singapore, and Australia.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where constant local currency net sales increased 31.6%.

Americas and Europe:  The modest decrease in constant currency net sales in this region was driven by a 4.8% decrease in active Customers offset, in part, by incremental sales of Celavive®.

Gross Profit

Gross profit increased 20 basis points to 83.3% of net sales for the six months of 2018, from 83.1% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China, leverage from higher sales on fixed costs, and lower relative freight costs, as well as annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.  These increases were partially offset by higher reserves for inventory obsolescence and costs associated with our new Celavive® skincare line, which carries a higher relative cost than other products.

Associate Incentives

Associate incentives were 44.2% of net sales for the first six months of 2018, compared with 45.7% in the prior year.  This decrease can be primarily attributed to a higher level of contests, incentive promotions and reward trips during the first six months of 2017 and sales from our new Celavive® line, which have a lower incentive payout.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $11.3 million during the first six months of 2018 when compared with the same period of the prior year.  This increase can be attributed to (i) higher employee related costs and (ii) higher costs to support the launch of Celavive®.  This absolute increase was partially offset by the incremental expense related to China and our internal investigation in the first six months of 2017, which was nominal during the current-year period.

Income Taxes

Income taxes were 34.2% of earnings in the first six months of 2018 compared with 32.6% of earnings in the prior year.  Our effective tax rate, on a year-over-year basis, is not (and will not be) comparable during 2018 because of the impact of U.S. tax reform.

Diluted Earnings Per Share

Diluted earnings per share increased 43.8% in the first six months of 2018 when compared with the same period of the prior year.  This increase was due to higher net earnings and a lower diluted share count.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and periodically drawing on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  In Mainland China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) results in transfer and remittance of our profits and dividends from Mainland China to the United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from Mainland China may be limited in the future.  We had previously anticipated $7.5 million of cumulative earnings to be indefinitely reinvested in certain of our markets.  Based on changing business dynamics, we no longer have earnings designated as indefinitely reinvested.

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $57.2 million in the first the six months of 2018.  Items increasing cash flows from operations in the first six months of 2018 include: (i) net earnings, and (ii) depreciation related to investment in information technology systems.  These increases were partially offset by (i) cash used on inventories primarily attributed to our new Celavive® line, and (ii) tax payments.

Net cash flow from operating activities totaled $55.6 million in the first six months of 2017.  Items increasing cash flows from operations in the first six months of 2017 include: (i) net earnings, and (ii) depreciation related to investment in information technology systems.  These increases were reduced by (i) payment of accrued employee compensation costs, (ii) payment of accrued commissions, and (iii) deferred revenue.

Cash and cash equivalents and securities held-to-maturity increased to $298.8 million at June 30, 2018, from $247.1 million at December 30, 2017.  Of the $298.8 million of cash and cash equivalents and securities held-to-maturity held at June 30, 2018, $118.7 million was held as cash and cash equivalents and $42.4 million as securities held-to-maturity in the United States.  Of the remaining $137.7 million held by our international subsidiaries, $95.6 million was concentrated in China.  Cash and cash equivalents held at December 30, 2017, totaled $247.1 million of which, $52.2 million was held in the United States and $142.7 million was held in China.  Net working capital increased to $267.9 million at June 30, 2018, from $199.0 million at December 30, 2017.

During the six months ended June 30, 2018, an intercompany dividend of $104.7 million was remitted to the United States by our China business.

Line of Credit

Information with respect to our line of credit may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share Repurchase

During the six months ended June 30, 2018, we repurchased 39,000 shares of our common stock for $2.9 million under our share repurchase plan, at an average market price of $74.77.  At June 30, 2018, the remaining approved repurchase amount under the plan was $47.1 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Off-Balance Sheet Arrangements

None.

Summary

We believe that current cash balances, investments, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available at all or on favorable terms.  We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons.  Such financing may include the use of additional debt or the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

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

•                 The impact of changes in trade policies and tariffs;

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.

Information with respect to our legal proceedings may be found in Note H to the Condensed Consolidated Financial Statements included in Item 1 Part I of this Report on Form 10-Q.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. Our business, results of operations, and financial condition also are subject to various risks described elsewhere in this Quarterly Report on Form 10-Q, the risk factors identified in our 2017 Form 10-K, and risk factors identified in our other filings with the SEC. In addition, we have identified below specific additional risks applicable to our business.

Trade Policies. Potential changes in international trade relations between the United States and other countries, most significantly China, could have a material adverse effect on our business and financial statements.  As of the date of this report, approximately 90% of our consolidated net sales occur outside of the United States. In particular, over 50% of our net sales occur in our Greater China Region and over 50% of our total active Customers reside in this region.    There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Recently, the United States has increased tariffs on certain goods imported into the United States from China, following which the Chinese government increased tariffs on certain goods imported into China from the United States, in response to which the United States announced plans to impose additional tariffs. Based on the structure of our international business, including our operating structure in China, we do not currently expect these changes in foreign trade policy to have a material impact on our business or financial statements.

Notwithstanding the foregoing, there is a risk of further escalation and retaliatory actions between the United States and other countries, including China, with respect to foreign trade policy. For instance, the current administration, certain members of Congress and federal officials have stated that United States may seek to implement more protective trade measures, not just with respect to China but with respect to other countries as well. In this regard, the current administration has called for substantial changes to the North American Free Trade Agreement (“NAFTA”), which might adversely affect our markets in Mexico and Canada. While it is currently unclear how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war or further governmental action related to tariffs or international trade policies has the potential to adversely impact our business, financial condition and results of operations.

Data Privacy and Security. We store, process, and use data, some of which contain personal information and are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters, which are subject to change. Some of the data we store, process, and use, contains personal information, subjecting us to a variety of laws and regulations in the United States and other countries with respect to privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive. Both in the United States and abroad, these laws and regulations are evolving and remain subject to change. In addition, the application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in Customer growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition.

Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. A number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020.Additionally, the EU General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals, and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR has imposed additional responsibility and liability in relation to our processing of personal data in the EU. GDPR has also required us to change our various policies and procedures in the EU and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use, and disclose personal information in the course of commercial activities. Another example is China’s new cybersecurity law.  Foreign governments also may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

We cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the internet and other online technologies is still uncertain and may take years to resolve. Privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products, or increase the costs of doing so, and may affect our ability to invest in or develop products. In addition, a determination by a court or government agency that any of our practices, or those of our distributors, do not meet these standards could result in liability, result in adverse publicity, and adversely affect our business.

Cybersecurity and Data Breaches. Failures in, material damage to, or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks, and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations. We depend heavily upon our information technology systems in the conduct of our business. For example, we own, license or otherwise contract for sophisticated technology and systems to do business with our Associates and Preferred Customers, including for order entry and fulfillment, compensation tracking, processing and payment, and product returns. Those systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural and manmade disasters. In particular, from time to time we and third parties who serve us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and accordingly we may be unable to anticipate and prevent all data security incidents. Like many businesses, our systems are under frequent attack from third parties. We are required to expend capital and other resources to protect against such cyber-attacks and potential security breaches or to alleviate problems caused by such potential breaches or attacks. Despite the constant monitoring of our technology systems and hiring of specialized third parties to identify and address any vulnerabilities through implementation of multi-tiered network security measures, computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted. As a result, we could experience significant disruptions of our operations and incur significant expenses addressing problems created by these breaches. Such unauthorized access could disrupt our business and could result in a loss of revenue or assets and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. While we maintain cyber liability insurance that provides liability and insurance coverages, subject to limitations and conditions of the policies, our insurance may not be sufficient to protect against all losses or costs related to any future breaches of our systems.

Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, may have a material adverse effect on our business or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: August 8, 2018

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)