Form 10-Q
period 2018-09-29
USANA HEALTH SCIENCES INC
filed 2018-11-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2018 was 23,976,585

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2018

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 30,	September 29,
	2017	2018

ASSETS
Current assets
Cash and cash equivalents	$247,131	$239,751
Securities held-to-maturity, net	—	81,673
Inventories	62,918	81,110
Prepaid expenses and other current assets	30,110	32,228
Total current assets	340,159	434,762

Property and equipment, net	102,847	93,555

Goodwill	17,417	16,829
Intangible assets, net	35,154	32,217
Deferred tax assets	2,859	3,771
Other assets	20,833	18,247
	$519,269	$599,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,787	$14,467
Other current liabilities	129,396	138,419
Total current liabilities	141,183	152,886

Deferred tax liabilities	13,730	9,848
Other long-term liabilities	1,146	1,058

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 24,024 as of December 30, 2017 and 24,201 as of September 29, 2018	24	24
Additional paid-in capital	76,542	83,216
Retained earnings	288,070	362,250
Accumulated other comprehensive income (loss)	(1,426)	(9,901)
Total stockholders’ equity	363,210	435,589
	$519,269	$599,381

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2017	2018	2017	2018

Net sales	$261,765	$296,767	$774,151	$890,225
Cost of sales	47,135	51,877	133,691	151,243

Gross profit	214,630	244,890	640,460	738,982

Operating expenses:
Associate incentives	116,010	130,264	350,195	392,416
Selling, general and administrative	67,263	69,112	193,653	206,781

Total operating expenses	183,273	199,376	543,848	599,197

Earnings from operations	31,357	45,514	96,612	139,785

Other income (expense):
Interest income	571	1,269	1,644	3,140
Interest expense	(10)	(8)	(31)	(27)
Other, net	129	(249)	19	(851)

Other income (expense), net	690	1,012	1,632	2,262

Earnings before income taxes	32,047	46,526	98,244	142,047

Income taxes	8,278	15,486	29,858	48,154

Net earnings	$23,769	$31,040	$68,386	$93,893

Earnings per common share
Basic	$0.98	$1.28	$2.80	$3.88
Diluted	$0.97	$1.24	$2.75	$3.80

Weighted average common shares outstanding
Basic	24,283	24,269	24,462	24,179
Diluted	24,588	25,001	24,871	24,705

Comprehensive income:

Net earnings	$23,769	$31,040	$68,386	$93,893

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,941	(6,381)	10,153	(10,087)
Tax benefit (expense) related to foreign currency translation adjustment	(625)	344	(2,601)	1,612

Other comprehensive income (loss), net of tax	2,316	(6,037)	7,552	(8,475)

Comprehensive income	$26,085	$25,003	$75,938	$85,418

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 30, 2017

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2016	24,485	$24	$71,505	$265,405	$(11,647)	325,287
Net earnings				68,386		68,386
Other comprehensive income (loss), net of tax					7,552	7,552
Equity-based compensation expense			11,711			11,711
Common stock repurchased and retired	(865)	(1)	(10,129)	(39,870)		(50,000)
Common stock issued under equity award plans	326	1				1
Tax withholding for net-share settled equity awards			(125)			(125)
Balance at September 30, 2017	23,946	$24	$72,962	$293,921	$(4,095)	$362,812

For the nine months ended September 29, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994

Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				93,893		93,893
Other comprehensive income (loss), net of tax					(8,475)	(8,475)
Equity-based compensation expense			11,026			11,026
Common stock repurchased and retired	(217)	—	(4,883)	(20,707)		(25,590)
Common stock issued under equity award plans	394	—				—
Tax withholding for net-share settled equity awards			(376)			(376)
Disgorgement of short-swing stock profits			907			907
Balance at September 29, 2018	24,201	$24	$83,216	$362,250	$(9,901)	$435,589

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended September 30, 2017

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at July 1, 2017	24,624	$24	$79,507	$310,022	$(6,411)	$383,142
Net earnings				23,769		23,769
Other comprehensive income (loss), net of tax					2,316	2,316
Equity-based compensation expense			3,709			3,709
Common stock repurchased and retired	(865)	(1)	(10,129)	(39,870)		(50,000)
Common stock issued under equity award plans	187	1				1
Tax withholding for net-share settled equity awards			(125)			(125)
Balance at September 30, 2017	23,946	$24	$72,962	$293,921	$(4,095)	$362,812

For the three months ended September 29, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at June 30, 2018	24,220	$24	$83,542	$349,579	$(3,864)	$429,281
Net earnings				31,040		31,040
Other comprehensive income (loss), net of tax					(6,037)	(6,037)
Equity-based compensation expense			3,968			3,968
Common stock repurchased and retired	(178)	—	(4,278)	(18,369)		(22,647)
Common stock issued under equity award plans	159	—				—
Tax withholding for net-share settled equity awards			(16)			(16)
Balance at September 29, 2018	24,201	$24	$83,216	$362,250	$(9,901)	$435,589

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	September 29,
	2017	2018

Cash flows from operating activities
Net earnings	$68,386	$93,893
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	11,797	12,734
(Gain) loss on sale of property and equipment	8	1,804
Equity-based compensation expense	11,711	11,026
Deferred income taxes	(12,801)	(3,524)
Impairment on notes receivable	—	(658)
Changes in operating assets and liabilities:
Inventories	4,556	(21,938)
Prepaid expenses and other assets	6,343	(2,396)
Accounts payable	550	2,855
Other liabilities	(21,909)	17,897

Net cash provided by (used in) operating activities	68,641	111,693

Cash flows from investing activities
Receipts on notes receivable	259	4,801
Proceeds from the settlement of net investment hedges	—	739
Purchases of investment securities held-to-maturity	—	(81,673)
Proceeds from sale of property and equipment	16	381
Purchases of property and equipment	(9,168)	(8,862)

Net cash provided by (used in) investing activities	(8,893)	(84,614)

Cash flows from financing activities
Repurchase of common stock	(50,000)	(25,590)
Proceeds from disgorgement of short-swing stock profits	—	907
Borrowings on line of credit	3,500	—
Payments on line of credit	(3,500)	—
Payments related to tax withholding for net-share settled equity awards	(125)	(376)

Net cash provided by (used in) financing activities	(50,125)	(25,059)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,481	(9,784)

Net increase (decrease) in cash, cash equivalents and restricted cash	16,104	(7,764)

Cash, cash equivalents, and restricted cash, at beginning of period	178,952	250,535

Cash, cash equivalents, and restricted cash at end of period	$195,056	$242,771

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

Cash and equivalents	$191,745	$239,751
Restricted cash included in prepaid expenses and other current assets	305	108
Restricted cash included in other assets	3,006	2,912
Total cash, cash equivalents, and restricted cash	$195,056	$242,771

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$9	$5
Income taxes	40,532	59,244
Cash received during the period for:
Income tax refund	4,700	2,451
Non-cash investing activities:
Credits on notes receivable	412	—
Accrued purchases of property and equipment	202	50

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

The condensed consolidated balance sheet as of December 30, 2017, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 29, 2018 and results of operations for the quarters and nine months ended September 30, 2017 and September 29, 2018.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.  The results of operations for the nine months ended September 29, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

Issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.  The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842)” — Targeted Improvements, which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.  The Company will adopt ASU 2016-02 in the first quarter of 2019, specifically, using the alternative transition method.  The Company is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard.  The Company is also in the process of implementing changes to its systems and processes in conjunction with its review of lease agreements to support the ongoing accounting and disclosure requirements. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for facility lease agreements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.  Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. For public business entities, the amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date.  The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

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

Revenue Disaggregation

Disaggregation of revenue by geographical region and major product line is included in Segment Information in Note L.

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

Nine Months Ended
September 29,
2018

Contract liabilities at beginning of period	$14,417
Increase due to deferral of revenue	17,601
Decreases due to recognition of revenue	(14,141)

Contract liabilities at end of period	$17,877

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 30, 2017	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$106,090	$106,090	$—	$—
Foreign currency contracts included in other current liabilities	(139)	—	(139)	—

	$105,951	$106,090	$(139)	$—

		Fair Value Measurements Using
		Inputs
	September 29, 2018	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$128,418	$128,418	$—	$—
Foreign currency contracts included in other current liabilities	(93)	—	(93)	—

	$128,325	$128,418	$(93)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.  At December 30, 2017 and September 29, 2018, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, securities held-to-maturity, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. During the year ended December 30, 2017, an impairment was recorded on a note receivable (discussed in Note G) based on the estimated recoverable amount using Level 3 inputs, which approximates fair value.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C — FAIR VALUE MEASURES - CONTINUED

Securities held-to-maturity consist of corporate bonds, commercial paper, and U.S. treasuries. The fair value of corporate bonds, commercial paper, and U.S. treasuries are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data, which is considered to be a Level 2 input. The carrying values of these corporate bonds, commercial paper, and U.S. treasuries approximate their fair values due to their short-term maturities.

NOTE D — INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities held-to-maturity by major security type and class of security were as follows:

	As of September 29, 2018
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Corporate bonds	60,743	5	(24)	60,724
U.S. treasuries	14,981	—	(1)	14,980
Commercial paper	5,949	—	—	5,949

Total securities held-to-maturity	$81,673	$5	$(25)	$81,653

All held-to-maturity securities as of September 29, 2018 mature within one year.

NOTE E — INVENTORIES

Inventories consist of the following:

	December 30,	September 29,
	2017	2018

Raw materials	$20,737	$22,066
Work in progress	8,461	14,318
Finished goods	33,720	44,726

	$62,918	$81,110

NOTE F — INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2018.  The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount.  As a result, no impairments of goodwill were recognized.

The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2018. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G — OTHER ASSETS

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

NOTE H — LINE OF CREDIT

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

The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses.  Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the credit agreement.  This resulted in a $4,273 and $6,602 reduction in the available borrowing limit as of December 30, 2017 and September 29, 2018, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 30, 2017 or at September 29, 2018.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I — CONTINGENCIES

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

On February 13, 2017, a purported shareholder class action lawsuit (Rumbaugh v. USANA Health Sciences Inc., et al., Case No. 2:17-cv-00106) was filed in the United States District Court for the District of Utah by April Rumbaugh, a purported shareholder of USANA, alleging that the Company failed to disclose that (i) the Company’s BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the Foreign Corrupt Practices Act or FCPA, (iii) as such, the Company’s China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny. On behalf of herself and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiff sought, among other things, an award of damages, interest, reasonable attorneys’ fees, expert fees, and other costs. The lawsuit named as defendants the Company; its former Co-Chief Executive Officer, David A. Wentz; and our Chief Leadership Development Officer, Paul A. Jones. On June 2, 2017, the court appointed Chi Wah On (another purported shareholder of USANA) as lead plaintiff. On August 4, 2017, lead plaintiff filed a consolidated amended complaint seeking similar relief. This new complaint asserted additional allegations and added the Company’s Chief Executive Officer, Kevin G. Guest, and Chief Financial Officer, G. Douglas Hekking, as defendants. On September 18, 2017, the Company filed a motion to dismiss the amended complaint, and briefing was completed on November 8, 2017.  The motion to dismiss was argued on April 25, 2018.  Subsequent to September 29, 2018, on October 16, 2018, the United States District Court for the District of Utah dismissed the action with prejudice.

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows.  In accordance with the Company’s risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values.  When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge, the nature of risk being hedged, and the hedged transaction, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge.  The Company also documents how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS - CONTINUED

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

As of December 30, 2017, there were no derivatives outstanding for which the Company has applied hedge accounting.  During the second quarter of 2018, the Company entered into and settled a forward contract designated as a net investment hedge with a notional value of $105,000 and realized a net gain of $739, which is reflected in the FCTA within AOCI.  The Company assessed hedge effectiveness determining the hedged instrument was highly effective and recorded no ineffectiveness.  As of September 29, 2018, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2017	2018	2017	2018

Net earnings available to common shareholders	$23,769	$31,040	$68,386	$93,893

Weighted average common shares outstanding - basic	24,283	24,269	24,462	24,179

Dilutive effect of in-the-money equity awards	305	732	409	526

Weighted average common shares outstanding - diluted	24,588	25,001	24,871	24,705

Earnings per common share from net earnings - basic	$0.98	$1.28	$2.80	$3.88

Earnings per common share from net earnings - diluted	$0.97	$1.24	$2.75	$3.80

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
September 30,	September 29,	September 30,	September 29,
2017	2018	2017	2018
2,035	—	2,091	601

During the quarter ended September 30, 2017 and September 29, 2018, the Company repurchased and retired 865 shares and 178 shares for $50,000 and $22,647, respectively, under the Company’s share repurchase plan.

During the nine months ended September 30, 2017 and September 29, 2018, the Company repurchased and retired 865 shares and 217 shares for $50,000 and $25,590, respectively under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of September 29, 2018, the remaining approved repurchase amount under the stock repurchase plan was $24,410.  There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

On October 23, 2018, the Company’s Board of Directors authorized an increase in the amount available under its share repurchase plan to a total of $150,000.  The authorization is inclusive of the $24,410 that was remaining under the prior authorization at September 29, 2018.  Subsequent to September 29, 2018, and through November 2, 2018, the Company repurchased and retired 235 shares of common stock for $26,677, at an average market price of $113.57 per share.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE L — SEGMENT INFORMATION

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

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2017	2018	2017	2018

USANA® Nutritionals	83%	83%	84%	82%
USANA Foods	9%	9%	9%	9%
Personal care/Skincare
Sensé — beautiful science®	6%	2%	6%	4%
Celavive®(1)	N/A	5%	N/A	4%

(1) We launched Celavive® in every market except China in the first quarter of 2018 and recently launched in China late in the third quarter of 2018.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE L — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2017	2018	2017	2018

Net Sales to External Customers

Asia Pacific
Greater China	$131,273	$160,932	$399,713	$486,581
Southeast Asia Pacific	52,310	58,770	151,381	169,769
North Asia	15,708	19,899	42,612	56,969
Asia Pacific Total	199,291	239,601	593,706	713,319

Americas and Europe	62,474	57,166	180,445	176,906

Consolidated Total	$261,765	$296,767	$774,151	$890,225

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2017	2018	2017	2018

Net sales:
China	$116,174	$144,625	$352,462	$436,327
United States	$34,183	$29,790	$93,219	$88,734

	As of
	December 30,	September 29,
	2017	2018
Long-lived assets:
China	$96,248	$89,236
United States	$59,589	$51,218

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is presented in six sections:

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

Overview

We develop and manufacture high-quality, science-based nutritional, personal care and skincare products that are distributed internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers” referred to together collectively as “active Customers.”  Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of September 29, 2018, we had approximately 615,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased products from us at any time during the most recent three-month period.

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

Our primary product lines consist of (i) USANA® Nutritionals, (ii) USANA Foods, (ii) Sensé — beautiful science® (Sensé), our historical line of personal care products, and (iv) Celavive®, our new innovative skincare system with our InCelligence TechnologyTM.  The USANA Nutritionals product line is further categorized into two separate classifications: Essentials and Optimizers.  The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

(1)         We commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

	Nine Months Ended
	September 30, 2017	September 29, 2018

Product Line
USANA® Nutritionals
Essentials/CellSentials	19%	17%
Optimizers	65%	65%
USANA Foods	9%	9%
Personal care/Skincare
Sensé — beautiful science®	6%	4%
Celavive®(1)	N/A	4%
All Other	1%	1%

Key Product
USANA® Essentials/CellSentials	13%	11%
Proflavanol®	12%	11%
BiOmega-3™	14%	14%

(1)         We launched Celavive® in every market except China in the first quarter of 2018 and recently launched in China late in the third quarter of 2018.

We believe that our ability to attract and retain Associates and Preferred Customers to sell and consume our products is positively influenced by a number of factors, some of which include: the general public’s heightened awareness and understanding of the connection between diet and long-term health, and a growing desire for a secondary source of income and small business ownership.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the nine months ended September 29, 2018, net sales outside of the United States represented 90.0% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, we must increase the number of active Customers and/or increase the amount they spend, on average, to increase net sales.  Our primary focus continues to be increasing the number of active Customers.  We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for approximately 57% of product sales during the nine months ended September 29, 2018; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The tables below summarize the changes in our active Customer base by geographic region.  These numbers have been rounded to the nearest thousand as of the dates indicated.

	Total Active Customers by Region
	As of		As of		Change from	Percent
	September 30, 2017		September 29, 2018		Prior Year	Change

Asia Pacific:
Greater China	285,000	50.6%	330,000	53.7%	45,000	15.8%
Southeast Asia Pacific	106,000	18.8%	115,000	18.7%	9,000	8.5%
North Asia	34,000	6.1%	39,000	6.3%	5,000	14.7%
Asia Pacific Total	425,000	75.5%	484,000	78.7%	59,000	13.9%

Americas and Europe	138,000	24.5%	131,000	21.3%	(7,000)	(5.1)%

	563,000	100.0%	615,000	100.0%	52,000	9.2%

Current Focus and Recent Developments

Our primary objective is to increase the number of active Customers who purchase and use our products throughout the world.  We have several strategies in place to support this objective, including:

•                  We successfully launched our Celavive® skincare line in every market.  Our 2018 objective is to promote Celavive® to our existing Customers and to also use it to acquire a new customer demographic for USANA.  With the anticipated growth from Celavive®, our goal is to grow our personal care and skincare line to an estimated run rate of 10% of net sales by the end of fiscal 2018.

•                  We completed the development of our new WeChat platform in China during the second quarter of 2018 and made it available to our China Customers during the third quarter of 2018.  WeChat is a Chinese multi-purpose messaging and social media app that is widely thought of as China’s “app for everything” because of its wide range of functionality.  This platform is part of our Customer experience initiative and is intended to make it easier for Customers in China to do business as they will be able to use the app to introduce USANA to new customers, complete sales of products and enroll new customers.

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

During the quarter, we held our International Convention in Salt Lake City, where a number of our Associates gathered to celebrate their success, engage with management and receive additional training.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of non-GAAP Financial Measures in Commission Filings,” and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Constant and local currency net sales, earnings, EPS and other currency-related financial information (collectively, “Financial Results”) are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of our Financial Results and thus provide investors an additional perspective on trends and underlying business results. Constant currency Financial Results are calculated by translating the current period’s Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount for the current period to the prior-year period’s Financial Results. A reconciliation of these non-GAAP financial measures accompanies any reference to them in the presentation in the accompanying financial statements and notes thereto. Management believes that the non-GAAP financial measures assist management and investors in evaluating, and comparing from period to period, results from ongoing operations in a meaningful and consistent manner while also highlighting meaningful trends in the results of operations. These measures are used in addition to and in conjunction with results presented in accordance with GAAP.  Investors should rely primarily on our GAAP results and use non-GAAP financial measures only supplementally in making investment decisions.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2018 increased 13.4% to $296.8 million, an increase of $35.0 million, compared with the third quarter of 2017.  This increase was driven by several factors, including: (i) growth in active Customers, which increased 9.2% year-over-year to 615,000, and (ii) our new Celavive® line, which contributed approximately $9.5 million in incremental sales.  This increase was partially offset by unfavorable changes in currency exchange rates that reduced net sales for the third quarter by $6.2 million.

Net earnings for the third quarter of 2018 increased 30.6% to $31.0 million, an increase of $7.3 million, compared with the third quarter of 2017.  The increase in net earnings was primarily the result of higher net sales, and lower relative operating expenses.

Quarters Ended September 30, 2017 and September 29, 2018

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region							Percent
	(in thousands)							change
	Quarter Ended						Currency	excluding
	September 30, 2017		September 29, 2018		Change from prior year	Percent change	impact on sales	currency impact

Asia Pacific
Greater China	$131,273	50.1%	$160,932	54.2%	$29,659	22.6%	$(3,221)	25.0%
Southeast Asia Pacific	52,310	20.0%	58,770	19.8%	6,460	12.3%	(1,942)	16.1%
North Asia	15,708	6.0%	19,899	6.7%	4,191	26.7%	182	25.5%
Asia Pacific Total	199,291	76.1%	239,601	80.7%	40,310	20.2%	(4,981)	22.7%

Americas and Europe	62,474	23.9%	57,166	19.3%	(5,308)	(8.5)%	(1,236)	(6.5)%
	$261,765	100.0%	$296,767	100.0%	$35,002	13.4%	$(6,217)	15.7%

Asia Pacific:  The increase in constant currency net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 27.0%.  The increase in constant currency net sales in Southeast Asia Pacific was driven by double digit local currency growth in several markets, including Malaysia, Philippines, Australia, and New Zealand.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 25.6%, and the number of active Customers increased 15.6%.

Americas and Europe:  The decrease in constant currency net sales in this region was driven by decreases in the U.S. and Mexico, where sales decreased 12.9% and 11.9%, respectively.  Net sales in the U.S. were down compared with the prior year period due to higher sales related to the introduction of our Celavive® product line at our 2017 International Convention.  Sustainable customer growth remains our top priority for each of our reporting regions.

Gross Profit

Gross profit increased 50 basis points to 82.5% of net sales for the third quarter of 2018, from 82.0% in the prior year.  This increase can be attributed to changes in sales mix by market, leverage from higher sales on fixed costs, and lower relative freight costs, as well as annual price adjustments.  These increases were partially offset by higher reserves for inventory obsolescence and costs associated with Celavive®, which carries a higher relative cost than our previous skincare line.

Associate Incentives

Associate incentives were 43.9% of net sales for the third quarter of 2018, compared with 44.3% in the prior year.  This decrease can be primarily attributed to sales from Celavive®, which has a lower incentive payout as compared to our other product categories.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $1.8 million during the third quarter of 2018 when compared with the same period of the prior year.  This increase can be attributed to higher employee related costs in the current year period.  This absolute increase was partially offset by a reduction in expense related to China and our internal investigation and an impairment charge related to our note receivable from a former third-party supplier in the prior-year period.

Income Taxes

Income taxes were 33.3% of earnings in the third quarter of 2018 compared with 25.8% of earnings in the prior year.  The higher effective tax rate for the third quarter compared with the same period of the prior-year is primarily due to higher excess tax benefits from equity award exercises recognized during the prior year quarter.  Our effective tax rate, on a year-over-year basis, is not (and will not be) comparable during 2018 because of the impact of U.S. tax reform.

Diluted Earnings Per Share

Diluted earnings per share increased 27.8% in the third quarter of 2018 when compared with the prior-year quarter.  This increase was due to higher net earnings offset, in part, by a higher diluted share count.

Nine Months Ended September 30, 2017 and September 29, 2018

Net Sales

The following table summarizes the changes in our net sales by geographic region for the periods ended as of the dates indicated:

	Net Sales by Region							Percent
	(in thousands)							change
	Nine Months Ended				Change		Currency	excluding
	September 30, 2017		September 29, 2018		from prior year	Percent change	impact on sales	currency impact

Asia Pacific
Greater China	$399,713	51.6%	$486,581	54.7%	$86,868	21.7%	$18,481	17.1%
Southeast Asia Pacific	151,381	19.6%	169,769	19.0%	18,388	12.1%	916	11.5%
North Asia	42,612	5.5%	56,969	6.4%	14,357	33.7%	2,203	28.5%
Asia Pacific Total	593,706	76.7%	713,319	80.1%	119,613	20.1%	21,600	16.5%

Americas and Europe	180,445	23.3%	176,906	19.9%	(3,539)	(2.0)%	1,043	(2.5)%
	$774,151	100.0%	$890,225	100.0%	$116,074	15.0%	$22,643	12.1%

Asia Pacific:  The increase in constant currency net sales in Greater China continues to be driven by growth in Mainland China, where local currency net sales increased 18.6%.  The increase in net sales in Southeast Asia Pacific was driven by double digit local currency net sales growth in several markets, including Malaysia, New Zealand, Australia, and Indonesia.  The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 29.4%.

Americas and Europe:  The decrease in constant currency net sales in this region was driven by local currency decreases in the U.S. and Mexico, which decreased a 4.8% and 7.9%, respectively.  Sustainable customer growth remains our top priority for this region as well as each of our other reporting regions.

Gross Profit

Gross profit increased 30 basis points to 83.0% of net sales for the nine months of 2018, from 82.7% in the prior year.  This increase can be attributed to favorable changes in currency exchange rates in markets outside of China, leverage from higher sales on fixed costs, and lower relative freight costs, as well as annual price adjustments.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries.  Improvement in gross profit margin were partially offset by higher reserves for inventory obsolescence and costs associated with our new Celavive® skincare line, which carries a higher relative cost than other products.

Associate Incentives

Associate incentives were 44.1% of net sales for the first nine months of 2018, compared with 45.2% in the prior year.  This decrease can be primarily attributed to a higher level of contests, incentive promotions and reward trips during the first nine months of 2017 and sales from our new Celavive® line, which have a lower incentive payout.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense increased $13.1 million during the first nine months of 2018 when compared with the same period of the prior year.  This increase can be attributed to higher employee related costs in the current year period.  This absolute increase was partially offset by the incremental expense related to China and our internal investigation and an impairment charge related to our note receivable from a former third-party supplier in the first nine months of 2017.

Income Taxes

Income taxes were 33.9% of earnings in the first nine months of 2018 compared with 30.4% of earnings in the prior year.  The higher effective tax rate for the first nine months compared with the same period of the prior-year is primarily due to the recognition of excess tax benefits from equity award exercises recognized during the prior period.  Our effective tax rate, on a year-over-year basis, is not (and will not be) comparable during 2018 because of the impact of U.S. tax reform.

Diluted Earnings Per Share

Diluted earnings per share increased 38.2% in the first nine months of 2018 when compared with the same period of the prior year.  This increase can be attributed to strong growth in net sales and improved operating margins offset, in part, by a higher effective tax rate.

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

We have historically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $111.7 million in the first nine months of 2018.  Items increasing cash flows from operations in the first nine months of 2018 include: (i) net earnings, and (ii) non-cash items.  These increases were partially offset by (i) cash used on inventories primarily attributed to our new Celavive® line, and (ii) tax payments.

Net cash flow from operating activities totaled $68.6 million in the first nine months of 2017.  Items increasing cash flows from operations in the first nine months of 2017 include: (i) net earnings, and (ii) non-cash items.  These increases were reduced by (i) payment of accrued employee compensation costs, (ii) payment of accrued commissions, and (iii) deferred revenue.

Cash and cash equivalents and securities held-to-maturity increased to $321.4 million at September 29, 2018, from $247.1 million at December 30, 2017.  Of the $321.4 million of cash and cash equivalents and securities held-to-maturity held at September 29, 2018, $63.2 million was held as cash and cash equivalents and $81.7 million as securities held-to-maturity in the United States.  Of the remaining $176.5 million held by our international subsidiaries, $132.3 million was concentrated in China.  Cash and cash equivalents held at December 30, 2017, totaled $247.1 million of which, $52.2 million was held in the United States.  Of the remaining $194.9 million held by our international subsidiaries, $142.3 million was held in China.  Net working capital increased to $281.9 million at September 29, 2018, from $199.0 million at December 30, 2017.

Line of Credit

Information with respect to our line of credit may be found in Note H to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share Repurchase

During the nine months ended September 29, 2018, we repurchased 217,000 shares of our common stock for $25.6 million under our share repurchase plan, at an average market price of $117.88.  At September 29, 2018, the remaining approved repurchase amount under the plan was $24.4 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

On October 23, 2018, our Board of Directors authorized an increase in the amount available under the share repurchase plan to a total of $150.0 million.  The authorization is inclusive of the $24.4 million that was remaining under the prior authorization at September 29, 2018.  Subsequent to September 29, 2018, and through November 2, 2018, we repurchased and retired 235,000 shares of common stock for $26.7 million, at an average market price of $113.57 per share.

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

•                 Our ability to attract and maintain a sufficient number of Associates and Preferred Customers;

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

•                 Disruption in operations or liability resulting from cybersecurity, data breaches or failure to comply with data privacy and/or data security laws and regulations;

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.

Information with respect to our legal proceedings may be found in Note I to the Condensed Consolidated Financial Statements included in Item 1 Part I of this Report on Form 10-Q.

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2017 Form 10-K and the additional risk factors disclosed in our Form 10-Q for the quarter-ended June 30, 2018.  The risk factors identified in our 2017 Form 10-K and Form 10-Q for the quarter-ended June 30, 2018 have not changed in any material respect.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *

Fiscal July
(Jul. 1, 2018 through Aug. 4, 2018)	0	$0.00	0	$47,057

Fiscal August
(Aug 5, 2018 through Sep. 1, 2018)	0	$0.00	0	$47,057

Fiscal September
(Sep. 2, 2018 through Sep. 29, 2018)	178	$127.43	0	$24,410
	178		0

* Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.  There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

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

Date: November 7, 2018

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)