Form 10-K
period 2018-12-29
USANA HEALTH SCIENCES INC
filed 2019-02-26
CIK 896264

Use these links to rapidly review the document

Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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

(801) 954-7100
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately 1,581,107,286 based on a closing market price of $115.30 per share.

         There were 23,317,366 shares of the registrant's common stock outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 29, 2018, in connection with the registrant's 2019 Annual Meeting of Shareholders to be held May 1, 2019.

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 29, 2018
 INDEX

Cautionary Note Regarding Forward-Looking Statements

        This report contains, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission ("SEC"). Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

  •
  our relationship with, and our ability to influence the actions of, our Associates;

  •
  improper actions by our employees or Associates in violation of applicable law;

  •
  adverse publicity associated with our products or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

  •
  the potential outcome of and related regulatory or other action in connection with the results of our previously announced internal investigation in China;

  •
  regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products and network marketing program, including the direct selling markets in which we operate;

  •
  legal challenges to our network marketing program in any of our primary markets;

  •
  risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third-party importers, pricing and currency devaluation risks;

  •
  uncertainties relating to interpretation and enforcement of legislation, particularly in China, governing direct selling and anti-pyramiding;

  •
  our inability to obtain or maintain the necessary licenses for our direct selling business in China and elsewhere;

  •
  adverse changes in the Chinese economy;

  •
  any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents;

  •
  noncompliance by us or our Associates with any privacy laws or any security breach by us or a third party involving the misappropriation, loss, or other unauthorized use or disclosure of confidential information; and

  •
  our reliance upon, or the loss or departure of any Associate of, our senior management team which could negatively impact our Associate relations and operating results.

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

  •
  Expected future operating results, such as sales, expenses, taxes, earnings, fluctuations in currency exchange rates, capital expenditures, sources and uses of cash and other financial items

  •
  Current or future volatility in the world economic markets, including credit markets and future market conditions.

  •
  Our belief that we have sufficient liquidity to fund our business operations during the next fiscal year.

  •
  Expectations of the effect on our financial condition of contingent liabilities and governmental and regulatory investigations and proceedings.

  •
  Our strategies for 2019, including expectations regarding plans to generate customer growth, executing our customer experience initiative, product development, continued technology development, market position, financial results and reserves.

        Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise.

PART I

Item 1.    Business

General

        USANA Health Sciences, Inc. is one of the largest publicly held direct-selling nutrition, personal health and wellness companies in the world. In 2018, we generated $1.189 billion in net sales from more than 616,000 active Customers worldwide. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time we have developed and manufactured high-quality, science-based nutritional and personal care products with a primary focus on promoting long-term health and wellness. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 24 markets worldwide, where we distribute and sell our products by way of direct selling. Mainland China is our largest market and single largest source of revenue, representing approximately 50% of net sales and active Customers. We have chosen the direct selling distribution method as we believe it is the most conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. As a U.S.-based multi-national company with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we sell and to our method of distribution.

        Our customer base is primarily comprised of two types of customers: "Associates" and "Preferred Customers" referred to together as "active Customers." Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.

        This portion of our Annual Report on Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of or for the fiscal year ended December 29, 2018. We also discuss the development of our company and the geographic areas where we do business.

        Throughout this Form 10-K, unless specified otherwise, references to "USANA," "we," "our," "us" and "the Company" refer to the consolidated company. References to "dollars" and "$" are to United States dollars.

Trademarks Used In This Report

        Trademarks or service marks owned by us or our affiliates, including our umbrella marks USANA®, USANA Health Sciences®, USANA BabyCare®, and BabyCare®, when first used in this report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the report, these symbols may be omitted.

        WeChat® is a trademark of Tencent Holdings Limited

        The Dr. Oz Show® is a trademark of Oz Media LLC

        The Premier League® is a trademark of The Football Association Premier League Ltd.

Current Focus and Growth Strategy

        We have implemented or are implementing the following strategies and initiatives intended to increase the number of active Customers who use our products throughout the world and, thereby, further our company vision:

  •
  Customer Experience and Technology Enhancements.  To generate active Customer growth, we are striving to enhance the overall experience a customer has when doing business with USANA, which we sometimes refer to as "customer experience" or our "customer experience initiative." To improve our customer experience, we continue to improve the speed, convenience, and ease with which customers do business with USANA. In 2019, this will include improving our mobile technology platform, offering new payment options to meet the demands of active Customers across the globe, providing quick and simple product education, capturing important feedback, and making it easier for our active Customers to share their experience with friends and family.

  •
  Social Media and Sharing:  Historically, the direct selling channel has been characterized by in-person promotion and selling of products. While we believe that direct selling will continue to rely on person-to-person relationships, we believe that the future of direct selling entails sharing, marketing and selling products through various social media platforms, which is sometimes referred to as social sharing. Consequently, (i) we continue to increase our emphasis on training and educating our Associates to market and sell our products through social sharing, and (ii) many of our customer experience initiatives are also intended to enhance our social sharing platform. For example, over the last few years we have worked to implement a WeChat platform for our active Customers in China. In 2019, we will continue to improve our WeChat technologies to further promote social sharing and we will introduce a WeChat platform for our Chinese customers in markets outside of China.

  •
  Product Innovation and Deployment.  Our research and development team continually reviews the latest scientific findings related to nutrition, conducts or manages research and clinical trials, reviews new technologies, and attends scientific conferences. If, in that process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and we believe this benefit can be realized by a significant number of our customers, we will generally pursue development of that product. For 2019, our science team has developed new products and formulated upgrades to certain existing products within each of our current product categories that we plan to introduce throughout the year. These include new food products, Celavive ® product line extensions, and upgrades to certain of our nutritional supplements. During the year, we also plan to launch a new healthy living product line and focus extensively on the customer experience associated with this line. This new line will offer products that are customer focused, demonstrable, and easily sharable through social sharing. Finally, we have also begun implementing a plan to bring the manufacturing of our food products in-house, which will provide us with several advantages and efficiencies over third-party manufacturing.

    In the first quarter of 2018, we launched our Celavive skin and personal care line in every market except China. We then launched this line in China late in the third quarter of 2018. Our 2019 objective is to further promote the Celavive line and to introduce certain product line extensions during the year.

  •
  Existing Market Growth and International Expansion.  After opening of our four new European markets in 2018, during 2019 we will focus on generating sales and active Customer growth in our existing markets. This strategy includes enhancing our focus and development of submarkets, which entails targeting and addressing the needs of different customer demographics within a single market.

    Notwithstanding our current focus, we continue to believe that growth opportunities exist in new international markets and plan to expand our business to new markets in the future. We select new markets following an assessment of several factors, including market size, anticipated demand for USANA products, receptiveness to direct selling, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our direct selling model. Wherever possible, we endeavor to integrate our Associate Compensation Plan in each market to allow Associates to receive compensation for global—not merely local—product sales. We believe our seamless Compensation Plan enhances our ability to expand internationally, and we intend, where permitted, to integrate future markets into this Compensation Plan.

  •
  Successfully Grow each of our Regions through Market Specific Strategies and Incentives.  While our objective is to generate sales and active Customer growth in each of our markets around the world, in light of the strength of our Asia Pacific region and our growing active Customer base in Asia, we continue to believe that our Asia Pacific region represents our most significant and imminent growth opportunity. Over the last few years, we have generated solid growth in several markets within this region, especially in mainland China. Although, mainland China is our largest market, we continue to believe that it provides a significant growth opportunity for our business. Accordingly, we will continue to focus on growing in China during 2019. To that end, we plan to execute a variety of market-specific strategies in 2019 in Asia Pacific, and mainland China specifically, to generate growth, which include offering: (i) certain new product introductions described above; (ii) targeted product promotions during the year; and (iii) other performance-based incentive offerings during the year. For example, 2018 marked the first time that we have included product sales and promotions at our China National Meeting. We plan to hold this meeting in Macau again during 2019 and expect to once again offer product for sale to improve on the experience we provided in 2018. Additionally, we plan to continue to improve our information systems, technology and infrastructure in China during 2019.

    Our Americas and Europe region is also very important to our business and a significant part of our growth strategy. Notwithstanding the foregoing, our sales and active Customer results in this region have declined over the last few years. Our objective for this region remains centered on increasing the overall number of active Customers who consistently use USANA products. To achieve our objective, we plan to execute a number of strategies in this region in 2019, which include new product introductions and certain product promotions similar to those that will be offered in our Asia Pacific region. Additionally, we plan to begin offering a variety of new initiatives in select markets in this region, particularly in the U.S., on a limited time or trial basis. These initiatives will include certain product enhancements and new compensation and loyalty offerings for our sales force and customers.

  •
  Increase Brand Awareness.  We continue to pursue strategies to increase our brand awareness around the world to accomplish our Company vision. In this regard, in 2018 we renewed and extended our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. While this partnership has focused on our North America region historically, it now focuses on China as well. Additionally, this partnership is intended to increase brand awareness and recognition of the USANA brand in our other regions. Under this partnership, USANA products are regularly featured on The Dr. Oz Show and viewers of the show are able to purchase USANA products via a direct link on The Dr. Oz Show website. We also promote global awareness of the USANA brand through professional athlete sponsorships and credible associations with individuals and organizations. Examples of this include our sponsorship of the U.S. Ski Team, Speed Skating Canada, and US Speedskating, our partnership with the Women's Tennis Association, and our support of AFC Bournemouth of The Premier League in England. We continue to serve as the official health supplement supplier for these teams and organizations and are also increasing our sponsorship of individual athletes who rely on our products and brand. We seek to leverage these relationships to build brand credibility and increase product consumption and loyalty.

  •
  Pursue Strategic Acquisitions.  We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

Products

        The following table summarizes information concerning our principal product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals Essentials/CellSentials®	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2016—20% 2017—19% 2018—17%	USANA CellSentials Essentials HealthPak 100™
Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials.

		2016—63% 2017—64% 2018—65%	Proflavanol® CoQuinone® 30 BiOmega-3™
Foods

Includes low-glycemic meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition (complex carbohydrates, complete proteins, and beneficial fats) in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2016—10% 2017—9% 2018—9%	Nutrimeal Fibergy RESET™ weight-management program USANA MySmart® Foods

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
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

		2016—6% 2017—6% 2018—3%	Daytime Protective Emulsion Night Renewal Perfecting Essence
Celavive*

Includes new innovative skincare system formulated with our USANA InCelligence Technology®. Celavive offers a comprehensive skin care regimen benefiting multiple skin care types and ethnicities, upgraded science, and more noticeable user benefits.

		2018—5%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2016—1% 2017—2% 2018—1%	Associate Starter Kit Product Brochures Logo Merchandise

(*)
Launched in 2018 after soft or pre-market launch in late 2017.

        In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on personalization and innovation, we will look for innovative product opportunities such as our Celavive product line.

        The approximate percentage of total product sales represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2016	2017	2018
Key Product
USANA Essentials/CellSentials	14%	13%	11%
Proflavanol	13%	12%	11%
BiOmega-3	13%	14%	14%

        Other top-selling products include our HealthPak 100 and CoQuinone 30.

Geographic Presence

        Our products are distributed and sold in 24 markets. We have organized our markets into two geographic regions: (i) Asia Pacific, which includes three sub-regions, and (ii) Americas and Europe, as noted below.

Asia Pacific

        Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:

  •
  Greater China—Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia

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

Americas and Europe

        Americas and Europe is our most mature region. Over the last few years, net sales in this region have decreased on a constant currency basis due to active Customer declines in several markets within the region including the United States. We continue to implement growth strategies in this region and remain optimistic about our potential to generate growth going forward. During 2018, we opened four new European markets; Germany, Spain, Italy and Romania. These new markets commenced operations late in the second quarter of 2018 and are supported by our European regional headquarters in Paris, France, which allows us to leverage existing infrastructure and efficiently expand our consumer base throughout Europe.

        Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2018, net sales outside of the United States represented approximately 90.2% of consolidated net sales.

Research and Development

        We focus our research and development ("R&D") efforts on developing and bringing to market high-quality, science-based products that promote long-term health and wellness. Our research and development activities include developing products that are new to USANA and new to the industry, updating existing USANA brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing consumer preferences and regulations in global markets.

        Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, genetics, the microbiome, natural product chemistry, and clinical research. These experts continually review the latest published research on nutrition, present at scientific conferences, and collaborate with third-party researchers and institutions to identify possible new products and product upgrade opportunities. The R&D team is also involved in protecting our proprietary position with exclusive ingredients, proprietary formulations, product-specific scientific validation, and, in some cases, patent protection. Additional research to support our proprietary USANA InCelligence Technology based on cell-signaling and microbiome supplementation continues, with new products being readied for launch in 2019.

        Our in-house research team has built good working relationships with scientists at a number of universities and research institutes, including the University of Washington, the University of Texas Medical Branch—Galveston, the University of Utah, The Foods for Health Institute at The University

of California, Davis, Peking University (China), Central Queensland University (Australia), University of Ghent (Belgium) and The University of North Carolina at Pembroke. These relationships help us continue to advance our knowledge, expertise and leadership in several areas of applied human nutrition.

        When developing and manufacturing our products we follow the highest applicable industry quality standards, as established by the U.S. Food and Drug Administration ("FDA"), U.S. Pharmacopeia ("USP"), other leading non-governmental agencies ("NGO"), and government agencies. Our ingredients are selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bioavailability, and efficacy. We control the quality of our products throughout all our internal processes, beginning at the formulation stage. We maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

        In fiscal years 2016, 2017, and 2018, we expended $8.8 million, $9.0 million, and $10.2 million, respectively, on product research and development activities. Going forward, we expect to continue to increase our spending and resources for research and development to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. USANA's attention to product quality is a sustainable competitive advantage that we believe also provides a substantial barrier to entry for competitors who wish to enter our space.

Manufacturing and Quality Assurance

        We conduct manufacturing, production and quality control operations for approximately 71% of our products in-house. We have established and maintain a manufacturing and quality control facility in Salt Lake City, Utah. BabyCare manufactures and produces nearly all of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. This section of this report gives you more information about our manufacturing, production and quality control operations.

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

        Our Salt Lake City manufacturing facility is registered with the FDA, Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration ("TGA"), and other governmental agencies, as required. This facility is audited regularly by these and other various organizations and government agencies to assess, among other things, compliance with current Good Manufacturing Practices ("GMPs") and with labeling claims. Additionally, our Salt Lake City manufacturing facility is certified, through inspection and audits, with the Islamic Foods and Nutrition Counsel of America in compliance with Halal, The Organized Kashrus Laboratories in compliance with Kosher, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act in Australia.

        The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited by the FDA, specifically for dietary supplements, and have been found in compliance with GMPs for dietary supplements.

        Our Beijing, China manufacturing facility has historically registered with the China Food and Drug Administration ("CFDA"), and other governmental agencies, as required. Pursuant to a reorganization of certain departments of the Chinese government in 2018, CFDA has now been consolidated into China's new State Administration of Market Regulation ("SAMR"). Our facility in Beijing is audited regularly by various organizations and government agencies to assess, among other things, compliance with applicable GMPs, and with labeling claims.

Personal Care Products Manufacturing

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

Third-Party Suppliers and Manufacturers

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 29% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy® Drink, Probiotic, our powdered drink mixes, and certain of our personal care products including our new Celavive line for markets outside of China. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications.

Quality Control and Assurance

        We have microbiology and analytical chemistry labs in which we conduct quality control processes. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Scientists also identify and confirm all raw materials used in the manufacturing process through scientifically valid means. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our Salt Lake City laboratory staff also performs chemical assays on vitamin and mineral constituents, using USP methods and other internally validated methods. In addition to our quality control and clinical laboratories, our headquarters and China facilities also house a laboratory designated for research and development.

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

Distribution and Marketing

General

        We distribute our products internationally through direct selling, which relies on person-to-person marketing and selling of products. Direct selling is based on the strength of personal relationships and recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that direct selling is an effective way to distribute our products because it allows person-to-person product education, as well as higher levels of customer service, all of which are not as readily available through other distribution channels. As noted under the caption "Current Focus and Growth Strategy," above, we believe that the future of direct selling is "social sharing" which entails sharing, marketing and selling products through various social media platforms. Consequently, we continue to increase our emphasis on training and educating our Associates to market and sell our products through social sharing.

Structure of Direct Selling Program

        Associates.    A person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes a USANA Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate's sales organization. New Associates must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other direct selling opportunities. Associates who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging $30 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other investment is required to become an Associate.

        Once a person becomes an Associate, she or he may purchase products directly from us at wholesale prices for their personal use and for resale to customers. Our Associates are also entitled to build sales organizations by attracting, enrolling and selling product to new active Customers. Associates are not required to recruit or sponsor new Associates and we do not compensate Associates for sponsoring or recruiting Associates. The sponsoring of new Associates results in the creation of multiple levels within our direct sales structure. Sponsored Associates are referred to as part of the sales organization of the sponsoring Associate. New Associates may also sponsor new Associates and Preferred Customers, creating additional levels in their network, but also forming a part of the same sales organization as the original sponsoring Associate. As outlined below, Associates who are interested in earning income with USANA must successfully sell USANA products and establish a network of product consumers in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

        Preferred Customers and Retail Customers.    We also sell products directly to Preferred Customers and retail customers who purchase the products only for their personal use. Preferred Customers enroll with USANA, generally through an introduction by an Associate, and purchase product directly from the Company. Retail customers, however, generally purchase directly from Associates. Neither Preferred Customers nor retail customers may resell or distribute our products, regardless of where they purchased them.

        These various customer programs give us access to a customer market that would otherwise be missed, by targeting consumers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit customers from engaging in retail sales of products, they may enroll as Associates at any time in the future, if they desire.

Associate Training and Motivation

        Initial training of Associates about USANA, our products and Compensation Plan, and direct selling in general, is provided primarily by an Associate's sponsor and others in the Associate's sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, and we provide reprints from commercial publications that feature USANA that may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates tend to be those who participate in such training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and to educate and train new Associates regarding our products and Compensation Plan.

Associate Compensation

        China Business.    Because of unique business laws and regulations in China governing direct selling that differ materially from our other markets, we operate our business in China through a Chinese subsidiary, BabyCare. The Chinese permit direct selling and have issued regulations that contain a number of financial and operational restrictions. China prohibits pyramid promotion and selling and multi-level compensation systems and has implemented a number of administrative and regulatory methods to control these activities. We have adjusted our direct selling program in China to comply with these laws.

        BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct sales license; and (d) through independent distributors who are considered independent business owners under Chinese law. BabyCare's business model has been developed specifically for China's laws and regulations based on, among other things: (i) BabyCare's communications with the Chinese government, (ii) BabyCare's interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China.

        Individuals who reside in China and who are interested in being part of USANA's organization in China may do so by enrolling with BabyCare. While the process for enrolling with BabyCare is similar to the process for joining USANA, individuals must initially enroll with BabyCare as a China Preferred Customer, or CPC. CPCs are similar to Preferred Customers in our other markets, but CPCs also have the right in China to refer other CPCs and receive rebates on future product purchases based on the volume of product purchased by CPCs they have referred. A CPC may become a direct seller or independent distributor (collectively referred to as Associates) in China by electing to do so and agreeing to adhere to BabyCare's policies and procedures in China. Our direct sellers in China are permitted by our policies and the terms of our direct selling licenses to sell away from fixed retail locations in the provinces and municipalities where BabyCare has been granted a direct selling license and are compensated under BabyCare's compensation plan. Our independent distributors, who are independent business owners under Chinese law, sell BabyCare products and provide various sales, marketing and other support services to BabyCare and its customers in China. Our distributors in China do not participate in our global Compensation Plan for Associates; instead they are compensated for their services under BabyCare's separate compensation plan established for China.

        Operating in China involves certain risks and uncertainties to our business, as discussed further in Item 1A. Risk Factors. We endeavor to mitigate these risks and uncertainties through various measures, including by seeking to understand and obey laws and regulations, training our employees and sales force, engaging in dialogue with government officials to better understand their goals and explain our plans, and cooperating in inquiries and other matters of interest to regulators. However, these efforts do not eliminate the significant risks associated with operating in China.

        Markets Outside China.    This section describes our Compensation Plan generally, except for our China operations as discussed above.

        Our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to consistently work at (i) sharing, marketing and selling USANA products to consumers, and (ii) building, training, and retaining their sales organizations. The purpose behind each form of compensation under our Compensation Plan is to reward committed Associates for generating product sales either directly or indirectly through their sales organization and network of product consumers.

        Associates can earn compensation under the Compensation Plan in four ways:

  •
  Commissions.  The primary way an Associate is compensated is through earning commissions. Associates earn commissions by generating sales volume points, which are a unit of measure of the product sales of their sales organization. Each of our products is assigned a sales volume point value comprised of a certain percentage of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must sell a certain amount of product each month. Associates do not earn commissions for simply recruiting and enrolling others in their organization. Commissions are paid only on the sale of products. In most markets, we pay Associates their commissions on a weekly basis.

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

  •
  Contests and Promotions.  We regularly sponsor contests and promotions designed to incentivize Associates to generate sales, grow their active Customer base and ultimately increase the number of USANA product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of certain objectives.

        We endeavor to integrate our Compensation Plan seamlessly across all markets (except China) where legally permissible, allowing Associates to receive commissions for global—not merely local—product sales. This seamless sales organization structure is designed to allow Associates to build a global network by establishing or expanding their sales organization in any of the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend to continue to integrate new markets, where permitted, into our Compensation Plan.

Operating Strengths

        Our principal objective is to improve the overall health and nutrition of individuals and families around the world. We do this through (i) developing and manufacturing high-quality, science-based nutritional and personal care products that promote long-term health, (ii) personalizing our products to our customers' needs and desires; and (iii) providing an opportunity through direct sales for our Associates who desire to distribute our products and earn supplemental income. Our strategy is to capitalize on our operating strengths, which include: a strong research and development program; significant in-house manufacturing capability; high quality science-based products; an equitable Associate Compensation Plan; a scalable business model; and an experienced management team.

        Emphasis on Research and Development.    We have a technical team of experienced scientists, including several holding doctoral degrees, quality engineers, and regulatory specialists who contribute to our research and development activities. In our research and development laboratories, our scientists and researchers:

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

        Our scientists and researchers also conduct double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we collaborate with outside research organizations to further support various aspects of our research and development efforts. Our in-house research team works closely with scientists at a number of universities and research institutes, including those listed under the caption "Research and Development" above, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, the University of Sydney in Australia, The Orthopedic Specialty Hospital (or "TOSH"), and Utah State University. Our R&D team also works closely with the Medical staff at Sanoviv Medical Institute in Rosarito, Mexico to obtain additional perspectives on the use of supplements in a clinical setting and to get feedback on formulas in development. It is through our internal research and development efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

        In-house Manufacturing.    We manufacture products that account for approximately three-fourths of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

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

        Equitable Associate Compensation Plan and Support.    We are committed to increasing our product sales by providing a competitive compensation plan that attracts and retains Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis. Additionally, our Compensation Plan is, where permissible, a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have product consumers and/or a sales organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than USANA's plan in other markets.

        To support our Associates, we sponsor meetings and events throughout the year, where we offer information about our products and our direct selling system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

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

        Business Model.    We believe that our business model provides, among others, the following advantages:

  •
  No requirement for a company-employed sales force to sell our products, with a relatively low incremental cost to add a new active Customer;

  •
  Commissions paid to our Associates are tied to sales performance;

  •
  Accounts receivable are minimal because payment is required at the time an active Customer purchases product;

  •
  A stream of recurring revenue from our monthly product subscription program known as "Auto Order," which we utilize in all of our markets (for the year ended December 29, 2018, this program represented 55% of our product sales volume); and

  •
  We can typically expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China however, require more significant local investment.

        Experienced Management Team.    Our management team includes individuals with expertise in various scientific and managerial disciplines, including direct selling, nutrition, product research and development, international development, marketing, sales, information technology, manufacturing, finance, legal, regulatory, and operations. This team is responsible for supporting growth, research and development, international expansion, strengthening our financial condition, and improving our internal controls.

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

Product Returns

        Product returns have not been a material factor in our business, totaling approximately 0.7% of net sales in 2016, 2017, and 2018, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows Associates and Preferred Customers to receive a 100% refund on the sales price of any unused and resalable products that are returned up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Associate may result in cancellation of an Associate's distributorship.

Major Customers

        Sales are made to independent Associates and Preferred Customers. No single Associate or Preferred Customer accounted for 10% or more of net sales. Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Associate leaders and their sales organizations. Although no single Associate accounted for 10% or more of our net sales, the loss of a key Associate leader or that Associate's sales organization could adversely affect our net sales and our overall operating results. See "Risk Factors."

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

        In the ordinary course of our business, we encounter Associates who fail to adhere to our policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to our Ethics and Education group, who determine what, if any, disciplinary action is warranted in each case. More serious infractions are also reported to our Ethics Committee, which includes USANA executives. If we determine that an Associate has violated any of our policies and procedures, we may take a number of disciplinary actions, including warnings, fines or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion, including termination of the Associate's purchase and distribution rights

        Because we believe that Associate compliance is critical to the integrity of our business, we are aggressive in ensuring that our Associates comply with our policies and procedures. When an Associate fails to comply with our policies and procedures, we may terminate the Associate's purchase and distribution rights. From time to time, we become involved in litigation with Associates whose purchase and distribution rights have been terminated. We consider such litigation to be routine and incidental to our business and we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures.

Information Technology

        We believe that the ability to efficiently manage sales, active Customer data, distribution, compensation, manufacturing, inventory, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success. We continually evaluate changes in the information technology environment to ensure that we are capitalizing on new technologies, keeping pace with regulatory standards, and ensuring that our systems and data are secure. Over the last several years we have meaningfully invested in technology systems and infrastructure to create a better overall customer experience for our customers and we will continue to invest in this area going forward.

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

        For information regarding technology-related risks, see the information in "Item 1A: Risk Factors" under the caption "We rely on information technology to support our operations and reporting environments. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation."

Regulatory Matters

        General.    In every jurisdiction in which we operate, our business is subject to extensive governmental regulation. These regulations exist at various national and local levels and pertain to our products, direct selling, and other aspects of our business. In this section, we describe the regulations that are applicable to our business.

        Product Regulation.    Numerous governmental agencies regulate the formulation, manufacturing, holding, packaging, labeling, advertising, promoting, importing, distributing, shipping, and selling of health supplements, cosmetics, and foods. In the United States, these agencies include, for example, the Federal Trade Commission ("FTC") under the FTC Act, the FDA, under the Food, Drug, and Cosmetic Act ("FDCA") and related regulations, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, the United States Customs and Border Patrol, and the United States Postal Service.

        Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and Pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited annually by the FDA, specifically for dietary supplements and have been found in compliance with GMPs for dietary supplements. The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the

United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we are in compliance with this law.

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

        The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies outside the United States in each country where they are distributed. In Australia, product registration, labeling and manufacturing is regulated by the TGA. In Japan, the Ministry of Health, Labor and Welfare regulates these activities. In China, SAMR regulates these activities. Upon entering a new market, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from that country's Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the particular market or approval or licensing otherwise may be unavailable with respect to certain products or product ingredients in a given market.

        We must also comply with local product labeling and packaging regulations that vary from country to country. For example, China extensively regulates the registration, labeling and marketing of our products. In China, our nutritional products are typically classified as "health functional foods" and our personal care products are typically classified as "non-special use cosmetics." The registration process for health functional foods is complex and can be unpredictable. It generally requires extensive analysis and approval by the SAMR. As a result, it can take several years to register a product as a health functional food in China. While all products currently sold by BabyCare in China have been registered with the SAMR, we continue to work through the registration process for other health functional food products, which we also hope to begin selling through BabyCare in the future.

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

        Direct Selling Regulation.    Various laws and regulations in all of our markets regulate direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on product sales rather than on investments in the organization or on other criteria that are not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling activities. Direct selling regulations are inherently fact-based and often do not include "bright line" rules. In most of our markets, these regulations are subject to discretionary interpretation by regulators and respective legal authority. Consequently, the regulations, or a regulator's interpretation and enforcement of the regulations, could change at any time. If that were to occur, we may be required to change our business model in the respective market in an effort to comply.

        In the United States, the FTC has jurisdiction to regulate direct selling companies under the FTC Act. The FTC's interpretation of the applicable direct selling laws and regulations has evolved over the last several years as represented in various consent orders between the FTC and certain direct selling companies relating to a variety of consumer protection issues, including misleading earnings representations by a company's independent distributors, as well as the fairness and legal validity of a company's business model and distributor compensation plan. For instance, in July 2016, the FTC entered into a consent order with a direct selling company following an enforcement action in which the FTC had alleged that, among other things, the direct selling company's distributors were making misleading representations regarding income and that the company was utilizing an unfair and deceptive compensation plan. Additionally, in September 2016, the FTC entered into a consent order with another direct selling company following an enforcement action in which the FTC had alleged that the company's distributors were making misleading earnings representations and that the company was utilizing an illegal business model. In each of these settlements, the FTC required the censured company to pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate independent distributors and to make changes to its marketing practices to avoid misleading income representations. FTC determinations such as these have created ambiguity as to the proper interpretation of the law and regulations applicable to direct selling companies in the U.S. Although these settlements do not represent judicial precedent or have the force of law or a new rule or regulation, FTC officials have indicated that the direct selling industry should look to the principles underlying these consent orders for guidance in their own businesses.

        Additionally, in January 2018, the FTC issued its non-binding Business Guidance Concerning Multi-Level Marketing, which it intended to reinforce many of the principles contained in the consent orders described above and to provide other operational guidance to direct selling companies. We have analyzed the consent orders and the Business Guidance issued by the FTC and are in the process of both (i) refining aspects of our U.S. business model based on the principles contained in these documents, and (ii) conducting additional analysis to determine if further changes to our model may be necessary. We cannot assure you that the FTC, if it were to review our U.S. business, would not require us to change one or more aspects of our operations in the U.S. in the future. Any action against us in the future by the FTC could materially and adversely affect our operations in the U.S.

        The Chinese government has adopted direct selling laws and regulations that contain a number of financial and operational restrictions on direct selling companies, as well as prohibitions on pyramid selling and multi-level compensation. These regulations are also subject to discretionary interpretation and enforcement by various municipal, provincial and state officials in China. Departments within the Chinese government that regulate direct selling include, the Ministry of Commerce ("MOFCOM"), the Ministry of Public Security ("MPS") and their local counterparts. BabyCare's business model has been developed specifically for China's laws and regulations based on, among other things: (i) BabyCare's communications with the Chinese government, (ii) BabyCare's interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China.

        Notwithstanding the foregoing, the direct selling industry in China, as well as the regulatory environment for that industry, continues to evolve and receive significant attention and scrutiny from the Chinese government and the media in China. For example, in January 2019, following unfavorable media coverage of certain health product companies and direct selling companies, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a 100-day review of health product and direct selling companies in China. This 100-day review requires direct-selling companies such as BabyCare to conduct a self-assessment of the regulatory compliance of their business (including product regulatory compliance and direct selling regulatory compliance) and to provide information to the government regarding the same. The 100-day review will also entail a review of a company's regulatory compliance by various departments of the Chinese government. During this review period, the Chinese government has, among other things, (i) instructed direct selling companies to not hold large distributor meetings, and (ii) suspended its application review process for direct sales licenses and authorizations.

        Prior to 2019, including in 2017 following various media reports, certain departments of the Chinese government, including the SAMR and MPS, carried out a three-month review of the direct selling industry to investigate alleged violations of the direct selling regulations and anti-pyramiding regulations. The Chinese government has taken action historically against direct selling companies that it believes have violated the government's direct selling regulations and anti-pyramiding laws. The government's action in this regard has entailed investigating direct selling companies and their distributors, imposing significant fines and, in some cases, shutting down companies. Historically, there have been instances when inquiries or complaints about BabyCare's business resulted in warnings from the Chinese government, as well as the payment of fines by BabyCare or its distributors.

        BabyCare has obtained direct selling licenses in certain provinces and municipalities, and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to operate its direct selling business model in China. As of the date of this report, BabyCare has been granted licenses to engage in direct selling in the municipalities and provinces of Beijing, Jiangsu, Shaanxi, and Tianjin. In 2016, BabyCare received preliminary approval from the Chinese government to expand its direct selling business into the following eight additional provinces and municipalities: Liaoning Province, Shandong Province, Shanxi Province, Sichuan Province, Guangdong Province, Dalian

City, Qingdao City, and Shenzhen City. Issuance of final direct selling approvals for these municipalities and provinces was contingent upon BabyCare satisfying certain conditions and reporting requirements. Although BabyCare has been working to satisfy these conditions and reporting requirements, we now believe that BabyCare will not be issued the final direct selling approvals for some or all of these eight additional provinces and municipalities under the current applications due to (i) delays by BabyCare in completing the same, (ii) the reorganization of several departments of the Chinese government in 2018, (iii) the Chinese government's 100-day review of the direct sales industry, which commenced in January 2019, and/or (iv) the related suspension of the Chinese government's application review process for direct sales licenses and approvals during the 100-day review. Consequently, we anticipate that BabyCare will need to reapply for these approvals at some point following the 100-day review period. Due to the unpredictability created by these complications, and the discretion maintained by the Chinese government, there is no guarantee that BabyCare will be successful in reapplying for these approvals or that the Chinese government will ultimately grant BabyCare a direct sales license in these or in other jurisdictions, which could delay or adversely affect BabyCare's growth and business.

        Direct selling companies, and the industry in general, continue to experience significant media and public scrutiny in many countries. Several companies similar to ours recently have been scrutinized and penalized in several markets where we operate, including the United States, Canada, China, Japan, and South Korea. This scrutiny, along with the uncertainty of the laws and regulations pertaining to direct selling in many countries, can affect how a regulator or member of the public, including investors, perceive us. For instance, there has been significant media and short-seller attention given to the viability and legality of direct selling in the United States and China over the past few years. This attention has led to intense public scrutiny of our industry, as well as volatility in our stock price and the stock prices of other direct selling companies who operate in the same markets. We cannot predict the impact that this scrutiny may have on our business or industry in the future.

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

Intellectual Property

        Trademarks.    We have developed and use registered trademarks in our business, particularly relating to our corporate and product names. We own 30 trademarks that are registered with the U.S. Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

        Trade Secrets.    We own certain intellectual property, including trade secrets that we seek to protect, in part, through operational protections and confidentiality agreements with employees, consultants, vendors and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

        Patents.    We have two U.S. patents that relate to the method of extracting an antioxidant from olives and the byproducts of olive oil production. These patents were issued in 2002 and will continue in force until December 20, 2019.

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

Backlog

        Our products are typically shipped within 72 hours after receipt of an order. As of February 22, 2019 we had no significant backlog of orders.

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

Employees

        As of February 22, 2019 we had approximately 1,911 employees worldwide, as measured by full-time equivalency. Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

Additional Available Information

        We maintain executive offices and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. Our website address is www.usanahealthsciences.com. The information on our website should not be considered part of this report on Form 10-K.

        We make available, free of charge at our corporate web site, copies of our reports under the Exchange Act, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such reports or other material has been electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC's on-line database, which is located at www.sec.gov.

        You may also obtain, free of charge on our website, a copy of our Corporate Governance Guidelines, our Code of Ethics for Directors and Employees, and the Charters of our Audit Committee, Governance, Risk and Nominating Committee, and Compensation Committee of our Board of Directors.

Item 1A.    Risk Factors

        We are subject to and encounter various substantial risks and events that adversely affect our business, results of operations, cash flows, financial condition and the price of our common stock. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1, and in the sections Part I, Item 1. Business, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the Securities and Exchange Commission in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

        The risks discussed below are not the only risks that we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

         As a direct selling company, we sell our products to a network of active Customers. If we are unable to attract and retain active Customers, our business may be harmed.

        Our consumer base includes (i) non-employee, independent Associates who personally consume and sell our products, (ii) Preferred Customers who simply consume, but do not resell our products, and (iii) retail customers who typically purchase our products directly from Associates. We rely largely on our Associates to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of active Customers in each of our markets around the world. Our success will also depend on our ability to retain and motivate our existing Associates and attract new Associates. Associates typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. We rely primarily upon our Associates to (i) attract, train and motivate new Associates, and (ii) attract and sell to Preferred Customers and retail customers. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including:

  •
  General business and economic conditions;

  •
  Adverse publicity or negative misinformation about our industry, us or our products;

  •
  Negative public perceptions about direct selling in general;

  •
  High-visibility investigations or legal proceedings against direct selling companies by federal or state authorities or private citizens;

  •
  Public perceptions about the value and efficacy of nutritional or dietary supplement, products generally;

  •
  Other competing direct selling companies entering into the marketplace that may sell to our active Customers, or potential active Customers; and

  •
  Changes to the Compensation Plan required by law or implemented for business reasons that make attracting and retaining Associates more difficult.

         We can provide no assurance that we will be successful in increasing or retaining our number of active Customers or that their productivity will increase.

        Our Associates may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Associates and Preferred Customers from year to year. Preferred Customers may stop buying from us at anytime and it is challenging for organizations like ours to determine why a customer stops buying. While our total number of active Customers has continued to increase during recent years, a few of our markets, including the United States, have experienced customer declines. If our strategies and initiatives, including our customer experience and social selling initiatives, do not drive growth in our active Customer base, particularly in the United States, China and other markets, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to train new Associates and to motivate new and existing Associates. Our operating results in other markets could also be adversely affected if we do not generate sufficient interest in our business to successfully retain existing Associates and Preferred Customers and attract new Associates and Preferred Customers.

         The loss of a significant USANA Associate or Associate sales organization could adversely affect our business.

        We rely on the successful efforts of our Associates that become leaders with our Company. Our Compensation Plan is designed to permit Associates to sponsor new Associates and Preferred Customers, thereby creating sales organizations. As a result, Associates develop business and personal relationships with other Associates and Preferred Customers. The loss of a key Associate or group of Associates, large turnover or decreases in the size of the key Associate force, seasonal or other decreases in product purchases, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations.

         The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.

        All Associates contractually agree to adhere to our policies and procedures. Although these policies and procedures prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the distribution of the products, Associates may, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Associate Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties. Legal actions against our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. We take what we believe to be commercially reasonable steps to (i) regularly train our active Associate base, and (ii) monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure compliance with the terms of our policies and procedures and Compensation Plan. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective, particularly in times and regions where we may experience rapid growth. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition, and results of operations.

         We may have or could incur obligations relating to the activities of our Associates.

        Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our Associates. In particular, the laws in the United States regarding independent contractor status continue to evolve and, in some cases, have been applied unfavorably against direct selling and other companies. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

         Direct selling is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.

        Various laws and regulations in the United States and other countries regulate direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Direct selling regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our business to regulatory agencies. We have also been required to modify our Compensation Plan in the past in certain jurisdictions in order to comply with the interpretation of the regulations by local authorities. Where required by law, we obtain regulatory approval of our Compensation Plan, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance. Further, we may simply be prohibited from distributing products through direct selling in some countries, or we may be forced to alter our Compensation Plan.

        In the United States, the FTC has entered into several highly publicized settlements with direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations by the companies' independent distributors, as well as the legal validity of the companies' business model and distributor compensation plans. For instance, in July 2016, the FTC entered into a consent order with a direct selling company following an enforcement action in which the FTC alleged that, among other things, the direct selling company's distributors had made misleading income representations and that the company was utilizing an unfair and deceptive compensation plan. In September 2016, the FTC entered into a consent order with another direct selling company following an enforcement action in which the FTC alleged, among other things, that the company's distributors were making misleading earnings representations and that the company was utilizing an illegal business model. The consent order in each of these cases required the respective direct selling company to, among other things, pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate independent distributors and change its marketing practices to avoid misleading income representations.

        FTC determinations such as these have created an ambiguity regarding the proper interpretation of the law and regulations applicable to direct selling companies in the U.S. Although a consent order between the FTC and a specific company does not represent judicial precedent, FTC officials have indicated that the direct selling industry should look to these consent orders, and the principles contained therein, for guidance. In January 2018, the FTC issued non-binding guidance to the direct selling industry, suggesting it was intending to reinforce the principles contained in these consent orders and provide other operational guidance. We have analyzed the consent orders and the subsequent guidance issued by the FTC and we are in the process of both (i) refining aspects of our U.S. business model based on the principles contained in the FTC materials, and (ii) conducting additional analysis to determine if further changes to our model may be necessary. Although we strive to ensure that our overall business model and compensation plans are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

        We cannot predict the nature of any future law, regulation, or guidance, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our Associates, to comply with these laws, regulations, or guidance, could have a material adverse effect on our business in a particular market or in general. Finally, the continuation of regulatory challenges, investigations and litigation against other direct selling companies could harm our business and industry if the laws and regulations are interpreted in a way that results in additional restrictions on direct selling companies in general.

         Our Greater China region accounts for a significant part of our business and expected growth. Any decline in sales or customers in this region would harm our business, financial condition and results of operations.

        Our Greater China region consists of China, Hong Kong and Taiwan and is currently our largest and most rapidly growing region. Our international growth strategy has been centered on growing BabyCare's business in China for the last several years. As a result of this strategy, China has been our fastest growing market and is now our largest individual market representing approximately 50% of our sales and active Customer count. If we are not successful in continuing to grow BabyCare's sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition, results of operations and cash flows may be harmed. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. While we believe that we will be successful in growing BabyCare's business in China, it is difficult to assess the extent to which BabyCare's business model and Associate compensation plan will be successful or deemed to be compliant with applicable Chinese laws and regulations. Although we are required to conduct our operations in China through BabyCare, we believe that our long-term success in China continues to depend on our ability to successfully integrate, to the extent possible, our operations with BabyCare's operations. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in growing sales and customers in China through BabyCare.

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

        The Chinese central government also exercises significant control over the Chinese economy, including through controlling capital, controlling foreign exchange and foreign exchange rates, controlling tax regulations, providing preferential treatment to certain industry segments or companies and issuing required licenses to conduct business. In addition, we could face additional risks resulting from changes in China's data privacy and security requirements. Accordingly, any adverse change in the Chinese governmental, economic or other policies could have a material adverse effect on BabyCare's business in China and our consolidated results of operations.

        Certain trade policies, tariffs, other trade actions implemented by the United States in 2018 against other countries, including China, relating to the import and export of certain products, and negotiations with respect thereto, may have a negative effect on our business, financial condition, and results of operations in China and other markets. China, and certain of our other markets, have imposed, or threatened to impose, tariffs on U.S. imports or to take other actions in retaliation to actions taken by the United States. These developments may have a material adverse effect on the economy, financial markets, and currency exchange rates in China and the United States, which represent our two largest markets. Additionally, any actions taken by the Chinese government, or the government in our other markets, to implement further trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact our business, financial condition, and results of operations.

         While BabyCare utilizes a business model that has been developed specifically for China's laws and regulations, BabyCare's model has not been formally approved by the Chinese government.

        BabyCare's business model has been designed specifically for China's laws and regulations based on, among other things: (i) BabyCare's communications with the Chinese government, (ii) BabyCare's interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare's understanding of how other multinational direct selling companies operate in China. Many of the components of BabyCare's business model are unique to China and are not part of our business model in our markets outside of China. For example, BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations in China; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct sales license; and (d) through independent distributors who are considered independent business owners under Chinese law. BabyCare has not received formal confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling. We cannot be certain that BabyCare's business model or the activities of its employees, direct sellers or independent distributors will be deemed by Chinese regulatory authorities to be compliant with current or future laws and regulations. If BabyCare's model is deemed to be in violation of applicable regulations, as they are now or may in the future be interpreted or enforced, BabyCare could be subject to fines, penalties, suspension of its business in China or, ultimately, have its direct selling license revoked by the Chinese government, all of which could have a material adverse impact on our business in China.

         BabyCare's operations in China, and direct selling companies in general, are subject to significant government oversight, scrutiny and monitoring.

        Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. These inquiries can arise in a variety of ways, including from complaints from customers, competitors or the media. For example, following various media reports in 2017, certain departments of the Chinese government, including the former State Administration of Industry and Commerce (now SAMR) and MPS, carried out a three-month review of the direct selling industry to investigate alleged violations of the direct selling regulations and anti-pyramiding regulations. Additionally, following media coverage of certain health product companies and direct selling companies in January of 2019, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a 100-day review of health product and direct selling companies in China. The 100-day review requires applicable companies such as BabyCare to conduct a self-assessment of the regulatory compliance of their business (including product regulatory compliance and direct selling regulatory compliance) and to provide information to the government regarding the same. The 100-day review also entails a review of a company's regulatory compliance by various departments of the Chinese government. During this review period, the Chinese government has, among other things, (i) instructed direct selling companies to not hold large distributor meetings, and (ii) suspended its application review process for direct sales licenses and authorizations.

        The Chinese government has investigated and imposed significant fines on companies and their distributors believed to have violated direct selling and anti-pyramiding regulations. In some cases, it has even shut such companies down. There have been instances where inquiries or complaints about BabyCare's business have resulted in warnings from the Chinese government as well as the payment of fines by BabyCare. We expect that BabyCare will continue to face the risk of government inquiries, complaints or investigations, and any determination that BabyCare's business or the activities of its Associates are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare's licenses, including its direct selling licenses, all of which could have a material adverse effect on our business and operations. There can be no assurance that the Chinese government's interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare's business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

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

        BabyCare has obtained direct selling licenses in certain provinces and municipalities and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to operate its direct selling business model in China. While direct selling licenses are centrally issued, the licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Those approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. As of the date of this report, BabyCare has been granted licenses to engage in direct selling in the municipalities and provinces of Beijing, Jiangsu, Shaanxi, and Tianjin. In 2016, BabyCare received preliminary approval from the Chinese government to expand its direct selling business into the following eight additional provinces and municipalities: Liaoning Province, Shandong Province, Shanxi Province, Sichuan Province, Guangdong Province, Dalian City, Qingdao City, and Shenzhen City. Issuance of final direct selling approvals for these municipalities and provinces was contingent upon BabyCare satisfying certain conditions and reporting requirements. Although BabyCare has been working to satisfy these conditions and reporting requirements, we now believe that BabyCare will not be receive the final direct selling approvals for one or more of these eight additional provinces and municipalities under the current applications due to (i) delays by BabyCare in satisfying the conditions, (ii) the reorganization of several departments of the Chinese government in 2018, (iii) the Chinese government's 100-day review of the direct sales industry, which commenced in January 2019, and/or (iv) the related suspension of the Chinese government's application review process for direct sales licenses and approvals during the 100-day review. Consequently, if a previously submitted application is not approved, BabyCare will need to reapply for these approvals at some point following the 100-day review period. Due to these complications, and the discretion maintained by the Chinese government, there is no guarantee that BabyCare will be successful in reapplying for these approvals or that the Chinese government will ultimately grant BabyCare a direct sales license in these or other jurisdictions, either of which could adversely affect BabyCare's business.

        Going forward, BabyCare will be required to obtain licenses from municipalities and provinces within China where it does not hold a license. As noted above, the Chinese government communicated in January 2019 that, as part of the 100-day review of the direct selling industry, it had suspended its application review process for direct sales licenses and approvals. If BabyCare is unable to obtain additional direct selling licenses as quickly as we would like, or at all, it would have a negative impact our ability to expand and grow our business in China. If and when the Chinese government again begins to accept direct selling applications and to issue direct sales licenses and authorizations, the process for obtaining the necessary government approvals will likely remain unpredictable, time-consuming and expensive. Additionally, the Chinese government may, as part of the 100-day review of the direct selling industry, or in the future, continue or increase its investigation and scrutiny of the direct selling industry or modify the applicable regulations and licensing process. If the current processes for obtaining approvals are suspended or otherwise delayed for an extended period of time, or indefinitely, these events could have a negative impact on BabyCare's growth prospects in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct-selling licenses or obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

         Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

        Our international operations are presently conducted in various foreign countries, and we expect that the number of countries in which we operate could expand in the future. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the U.S. Foreign Corrupt Practices Act ("FCPA"), and the Bribery Act of 2010 (U.K. Anti-Bribery Act). In recent years there have been an increasing number of investigations and other enforcement activities under these laws. The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The U.K. Anti-Bribery Act prohibits both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws.

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

        In many market areas, other direct selling companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our business. We believe our future success will depend in part on our ability to seamlessly integrate our Compensation Plan across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our Compensation Plan seamlessly in all existing or future markets.

         An internal investigation of our China operations is being conducted.

        We are voluntarily conducting an internal investigation of our China operations, BabyCare. The investigation focuses on compliance with the FCPA and certain conduct and policies at BabyCare, including BabyCare's expense reimbursement policies. The Audit Committee of our Board of Directors has assumed direct responsibility for reviewing these matters and has hired experienced legal counsel to conduct the investigation. While we do not believe that the subject amounts are quantitatively material or will materially affect our financial statements, we cannot currently predict the outcome of the investigation on our business, results of operations or financial condition. Our internal investigation is substantially complete; however, we continue to cooperate with the SEC and the United States Department of Justice. We cannot predict the duration, scope, or result of the investigation. We could be exposed to a variety of negative consequences as a result of these matters. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief. While one civil lawsuit was initiated as a result of these matters and dismissed by the court, there can be no assurance that other lawsuits will not be initiated against us as a result of these matters. We cannot predict whether potential future lawsuits will result in judgments against us and potentially any responsible current and former directors and officers. We expect to continue to incur costs in connection with our ongoing cooperation with the government and, potentially, in defending any potential civil or governmental proceedings that are instituted against us or any of our current or former officers or directors.

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

        We manufacture approximately 71% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

         Our reliance on third parties to manufacture and supply certain of our products and the failure by these third parties to supply these products to us in accordance with our quality standards and specifications, as well as applicable laws and regulations, may harm our financial condition and operating results.

        We contract with third-party suppliers and manufacturers for the production of some of our products, which account for approximately 29% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products, including our new Celavive products. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA's GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace. Any of these events, if they were to occur, could harm our business, results of operations and financial condition.

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

        Over the past several years, a majority of our net sales have been generated outside the United States. Such sales for the year ended December 29, 2018, represented 90.2% of our total net sales. We will likely continue to expand our operations into new markets, exposing us to expanding risks of changes in social, political, and economic conditions, including changes in the laws and policies that govern investment or exchange in these markets. Because a significant portion of our sales are generated outside the United States, exchange rate fluctuations will have a significant effect on our sales and earnings. Further, if exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. With the exception of BabyCare's business in China, product purchases by our subsidiaries around the world are transacted in U.S. dollars. As our operations expand in countries where transactions may be made in currencies other than the U.S. dollar, our operating results will be increasingly subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes might have on our future business, product pricing, results of operations, or financial condition. In addition, the value of the U.S. dollar in relation to other currencies may also adversely affect our sales to customers outside the United States. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. We also enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative instruments for speculative purposes. A foreign government may impose, and some have imposed, foreign currency remittance restrictions. For example, several markets in which we conduct business require that we file the necessary statutory financial statements for the relevant period as a prerequisite to repatriating cash in the form of a dividend. Any government restrictions on transfers of cash out of the country and control of exchange rates may have a materially adverse effect on our business, financial condition, liquidity and cash flows. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

        Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications. This negative public perception may include publicity regarding the legality of direct selling, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other direct selling companies.

        In 2007, we were the victim of false statements made to the press and regulatory agencies, causing us to incur significant expense in defending and dispelling the allegations during 2007 and 2008. In 2012, we were again the target of false and misleading statements concerning our business practices, particularly in China and Hong Kong. This adverse publicity also had an adverse impact on the market price of our stock and caused insecurity among our Associates. Most recently, in April 2017, we were again the target of an anonymous short-seller blog that contained distortions of fact and misleading information about BabyCare's business in China.

        There has been significant media and short-seller attention regarding the viability and legality of direct selling in the United States, China, and internationally recently and over the past few years. This attention has led to intense public scrutiny of the industry, as well as volatility in our stock price and the stock price of companies similar to ours. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

         Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.

        Our line of business is highly competitive and sensitive to the introduction of new competitors, new products and/or new distributor compensation plans. Direct selling companies commonly attempt to attract new distributors by offering generous distributor compensation plans. From time to time, we modify components of our Compensation Plan in an effort to (i) keep it competitive and attractive to existing and potential Associates, (ii) cause or address a change in Associate behavior, (iii) incent Associates to grow our business, (iv) conform to legal and regulatory requirements, and (v) address other business needs. In light of the size and diversity of our Associate force and the complexity of our Compensation Plan, it is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. In 2013, we made several changes to our product pricing structure and Associate Compensation Plan to improve our business, including to increase Associate loyalty and satisfaction and to attract new Associates. There can be no assurance that the foregoing changes, or any future changes, to our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results.

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

        We continually monitor and review our Associates' compliance with our policies and procedures as well the laws and regulations applicable to our business. In the ordinary course of our business, Associates occasionally fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the breaching Associate. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of the Associate's purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against us. Our competitors have also been involved in this type of litigation, and in some cases class actions, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Associates against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers. We believe that Associate compliance is critical to the integrity of our business, and, therefore, we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil litigation against various direct selling companies in the United States, which have already resulted in settlements and may result in additional significant settlements in the future by these companies. There can be no assurance that we will not be challenged by private parties in litigation.

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

        We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in "Business—Competition." Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other direct selling companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Also, entry is not particularly capital intensive or otherwise subject to high barriers to entry; as a result, new competitors can enter fairly easily and compete with us for customers and our Associates. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.

        We are also subject to significant competition from other direct selling organizations for the time, attention, and commitment of new and existing Associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining Associates. There can be no assurance that our programs for recruiting and retaining Associates will be successful. The pool of individuals who may be interested in direct selling is limited in each market, and it is reduced to the extent other direct selling companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other direct selling companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market. This risk is compounded by the relative ease with which our Associates can exit our business.

         We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

        We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act contained significant changes to corporate taxation, including the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent, increased deductions for capital spending, limitations on interest expense deductions, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. This tax legislation made other changes that could have an unfavorable impact on our overall U.S. federal tax liability in light of our current international operating structure. In particular, the tax legislation included a number of provisions that limit or eliminate various tax deductions, including those related to foreign tax credits and other deferred tax assets that we will not be able to realize under the new tax laws, each of which could affect our U.S. federal income tax position. As regulations are promulgated, we are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. While we expect the Tax Act to be favorable to us over the long run, it may be unfavorable to our short-term financial condition and results of operations.

        In addition to the impact of the Tax Act on our federal taxes in the U.S., the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. Additionally, other foreign governing bodies may enact changes in their tax laws in reaction to the Tax Act that could result in changes in our global tax position and materially affect our financial position. There can be no assurance that additional changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

        We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected. Tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

        In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable and payment card information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to a cyber incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider or vendor error or failure, intentional or unintentional personnel actions, employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, altered, damaged, held ransom, lost or stolen. In any such event, we could suffer significant loss or incur significant liability, including: damage to our reputation; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate resulting damages (including notification and credit monitoring costs, as well as fines and penalties imposed by regulators) to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators. Furthermore, such data breach could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

        Additionally, our international operations are such that we must understand and comply with different and potentially conflicting data privacy laws, including those in effect in the various U.S. states, as well in many international jurisdictions while ensuring that data is secure. For example, the State of California recently passed legislation granting residents certain new data privacy rights and imposing various other regulations, which will go into effect in January 2020. In China, on June 1, 2017, a national Cybersecurity Law came into effect to address cybersecurity and data privacy protection. There remains considerable uncertainty as to how the Cybersecurity Law will be applied, and the regulatory environment continues to evolve rapidly with draft guidelines published frequently. It is expected that some guidelines and national standards will be finalized in the coming months to further assist organizations in complying with the data protection obligations imposed under this law. In January 2019, a new e-Commerce Law went into effect in China that targets the protection of personal data in e-commerce transactions and environments. There are also numerous provincial and industry-specific regulations that may impact our business and use and protection of personal data in China. Additionally, the General Data Protection Regulation ("GDPR") was approved by the European Union in April 2016 and became effective in May 2018. GDPR superseded prior European Union data protection laws and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance. Several other countries have also passed various data privacy and security laws that impose additional requirements and restrictions on us and our Associate sales force. We have incurred, and will continue to incur, substantial costs in striving to comply with these various national and international data privacy laws and regulations. Compliance with these laws and regulations may also require us to restrict our ability to provide services to our customers that they may find valuable or otherwise require us to change our business practices in a manner that is ultimately averse to our business objectives. Finally, violations of data privacy laws, and government investigations and enforcement actions regarding the same, can be costly and interrupt the regular operation of our business, and could result in fines, reputational damage and civil lawsuits, any of which could adversely affect our business, reputation and results of operations.

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

        Gull Global, Ltd., an entity that is solely owned and controlled by our founder Dr. Myron Wentz, owned approximately 42.12% of our outstanding common stock at December 29, 2018. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence and control over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. In addition, Dr. Wentz currently serves as Chairman of our Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Other Office and Distribution Warehouse Facilities

        We own a 45,000 square foot office/warehouse building in Sydney, Australia. In each of the remainder of our markets, we lease regional offices and distribution warehouses. Additionally, we lease retail centers for our operations in China and a packaging facility in Singapore, which fulfills orders for our MyHealthPak in our Asia Pacific markets.

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

        Information with respect to legal proceedings may be found in Note J to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "USNA." As of February 22, 2019, we had approximately 261 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Share Repurchases

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal October (Sep. 30, 2018 through Nov. 3, 2018)	235	$113.57	235	$123,323
Fiscal November (Nov. 4, 2018 through Dec. 1, 2018)	354	$118.26	354	$81,493
Fiscal December (Dec. 2, 2018 through Dec. 29, 2018)	94	$119.67	94	$70,216

	683		683

        Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. We began the fourth quarter of 2018 with $24.4 million remaining under the plan. As announced in a publicly issued press release on October 23, 2018, the Board of Directors authorized an increase in the amount available under the share repurchase plan to a total of $150 million. The authorization is inclusive of the $24.4 million that was remaining under the prior authorization at the end of the third quarter of 2018. There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

        At December 29, 2018, the remaining approved repurchase amount under the plan was $70.2 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Stock Performance Graph

        The following graph and table compares the performance of our common stock to the S&P 500 Index and to a market-weighted index of four companies selected in good faith from our industry (the "Peer Group") over the last five years. The data shown assumes an investment on December 31, 2013, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

        Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Avon Products, Inc., Nu Skin Enterprises, Inc., Herbalife Nutrition Ltd., and Nature's Sunshine Products, Inc.

	USNA	S&P 500	Peer Group
Dec 13	$100	$100	$100
Dec 14	$136	$111	$96
Dec 15	$169	$111	$83
Dec 16	$162	$121	$58
Dec 17	$196	$145	$68
Dec 18	$312	$136	$53

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto that are included in this report.

	Fiscal Year(1)
	2014	2015	2016	2017	2018
		(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$790,471	$918,499	$1,006,083	$1,047,265	$1,189,248
Income taxes	$39,017	$47,917	$38,511	$72,105	$65,286
Net earnings	$76,636	$94,672	$100,041	$62,535	$126,224
Earnings per common share:
Basic	$2.90	$3.72	$4.14	$2.57	$5.24
Diluted	$2.80	$3.59	$3.99	$2.53	$5.12
Weighted-average common shares outstanding:
Basic	26,443	25,460	24,185	24,349	24,105
Diluted	27,377	26,355	25,047	24,708	24,642
Percentage of Net Sales Data:
Gross profit	82.2%	82.6%	82.1%	82.9%	83.1%
Associate incentives	44.2%	44.4%	45.0%	44.9%	44.2%
Selling, general and administrative	23.3%	22.8%	23.3%	25.3%	23.1%
Effective tax rate	33.7%	33.6%	27.8%	53.6%	34.1%
Dividends per share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$111,126	$143,210	$175,774	$247,131	$214,326
Working capital	82,222	112,852	139,370	198,976	243,649
Total assets	350,584	423,237	470,642	519,269	554,463
Other long-term liabilities	1,114	1,151	1,365	1,146	1,264
Stockholders' equity	$230,164	$280,852	$325,287	$363,210	$391,146
Other Data:
Total Active Customers	430,000	510,000	564,000	565,000	616,000

(1)
The Company operates on a 52-53 week year, ending on the Saturday that is closest to December 31. All years presented were 52-week years with the exception of 2014, which was a 53-week year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of USANA's financial condition and results of operations is presented in nine sections:

  •
  Overview

  •
  Customers

  •
  Presentation

  •
  Results of Operations

  •
  Quarterly Financial Information

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Commercial Contingencies

  •
  Inflation

  •
  Critical Accounting Policies and Estimates

        This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

        We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a direct selling system. We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is improving the overall health and nutrition of individuals and families around the world. Our customer base includes two types of customers: "Associates" and "Preferred Customers" referred to together as "active Customers." Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of December 29, 2018, we had approximately 616,000 active Customers worldwide.

Customers

        Because we sell our products exclusively to a customer base of independent Associates and Preferred Customers, we must increase the number of active Customers and/or increase the amount they spend, on average, to increase net sales. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 57% of product sales during 2018; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

        The table below summarize the number of active Customers and year-over-year percentage growth by geographic region as of the dates indicated. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active those

Customers who have purchased from us at any time during the most recent three-month period as of the date indicated.

	Total Active Customers by Region
	As of December 30, 2017		As of December 29, 2018		Change from Prior Year	Percent Change
Asia Pacific:
Greater China	288,000	51.0%	334,000	54.2%	46,000	16.0%
Southeast Asia Pacific	107,000	18.9%	114,000	18.5%	7,000	6.5%
North Asia	32,000	5.7%	39,000	6.4%	7,000	21.9%

Asia Pacific Total	427,000	75.6%	487,000	79.1%	60,000	14.1%
Americas and Europe	138,000	24.4%	129,000	20.9%	(9,000)	(6.5)%

	565,000	100.0%	616,000	100.0%	51,000	9.0%

	Total Active Customers by Region
	As of December 31, 2016		As of December 30, 2017		Change from Prior Year	Percent Change
Asia Pacific:
Greater China	281,000	49.8%	288,000	51.0%	7,000	2.5%
Southeast Asia Pacific	105,000	18.6%	107,000	18.9%	2,000	1.9%
North Asia	27,000	4.8%	32,000	5.7%	5,000	18.5%

Asia Pacific Total	413,000	73.2%	427,000	75.6%	14,000	3.4%
Americas and Europe	151,000	26.8%	138,000	24.4%	(13,000)	(8.6)%

	564,000	100.0%	565,000	100.0%	1,000	0.2%

Presentation

        Product sales along with the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when, or as control of the promised product is transferred to the customer which is at the time of delivery to the third party carrier for shipment. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Also reflected in net sales is a provision for a refund liability for sales returns, which is estimated based on our historical experience. Additionally, we collect a nominal annual renewal fee from Associates that is deferred on receipt and is recognized as revenue on a straight-line basis over a twelve-month period.

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

Results of Operations

        The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2016	2017	2018
Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.9	17.1	16.9

Gross profit	82.1	82.9	83.1
Operating expenses:
Associate incentives	45.0	44.9	44.2
Selling, general and administrative	23.3	25.3	23.1

Total operating expenses	68.3	70.2	67.3

Earnings from operations	13.8	12.7	15.8
Other income (expense), net	0.0	0.2	0.3

Earnings before income taxes	13.8	12.9	16.1

Income taxes	3.9	6.9	5.5

Net earnings	9.9%	6.0%	10.6%

Non-GAAP Financial Measures

        Constant currency net sales, local currency net sales, earnings, diluted earnings per share ("EPS") and other currency-related financial information (collectively, "Financial Results") are non-GAAP financial measures that remove the impact of fluctuations in foreign-currency exchange rates and help facilitate period-to-period comparisons of our results of operations and thus provide investors an additional perspective on trends and underlying business results. Constant currency Financial Results are calculated by translating the current period's Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period's Financial Results.

        Net earnings and EPS results for a reporting period which exclude (i) the incremental impact of U.S. Tax Reform; and (ii) incremental expense related to the Company's internal investigation in China are also non-GAAP financial measures that are intended to help facilitate period-to-period comparisons of the Company's Financial Results.

  •
  EPS results excluding the impact of the U.S. Tax Reform are calculated by (i) calculating the total incremental expense related to the U.S. Tax Reform; and (ii) dividing the expense by the total number of diluted shares outstanding for the applicable reporting period.

  •
  EPS results excluding expense related to the internal investigation are calculated by (i) calculating the total incremental expense related to the internal investigation after taxes; and (ii) dividing the expense by the total number of diluted shares outstanding for the applicable reporting period.

        The following is a reconciliation of net earnings (loss), presented and reported in accordance with GAAP, to net earnings adjusted for the two items noted above:

	Fiscal Year
	2017	2018
Net earnings, as reported	$62,535	$126,224
Incremental expense related to internal investigation in China	11,604	1,444
Income tax adjustment for above item	(4,003)	(493)
One-time non-cash charge related to the U.S. Tax Reform	30,136	—

Net earnings, as adjusted	$100,272	$127,175

        The following is a reconciliation of diluted earnings (loss) per share, presented and reported in accordance with GAAP, to diluted earnings per share adjusted for certain items:

	Fiscal Year
	2017	2018
Diluted earnings per share, as reported	$2.53	$5.12
Incremental expense related to internal investigation in China	0.47	0.06
Income tax adjustment for above item	(0.16)	(0.02)
One-time non-cash charge related to the U.S. Tax Reform	1.22	—

Diluted earnings per share, as adjusted	$4.06	$5.16

Summary of 2018 Financial Results

        Net sales in 2018 increased 13.6%, or $142.0 million, to $1.189 billion, compared with 2017. This increase was driven by higher product sales volume resulting primarily from strong active Customer growth in our Asia Pacific region throughout the year. Favorable changes in currency exchange rates increased net sales for the year by an estimated $12.2 million.

        Net earnings increased 101.8% to $126.2 million in 2018, when compared with 2017. Excluding the impact of the U.S tax reform, and after-tax costs related to our internal investigation, 2018 net earnings improved by 26.8%.

Fiscal Year 2018 compared to Fiscal Year 2017

Net Sales

        The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 30, 2017, and December 29, 2018:

	Net Sales by Region (in thousands) Year Ended							Percent change excluding currency impact
					Change from prior year	Percent change	Currency impact on sales
	2017		2018
Asia Pacific
Greater China	$546,777	52.2%	$654,394	55.0%	$107,617	19.7%	$11,666	17.5%
Southeast Asia Pacific	205,289	19.6%	225,469	19.0%	20,180	9.8%	(1,202)	10.4%
North Asia	58,376	5.6%	76,720	6.4%	18,344	31.4%	1,821	28.3%

Asia Pacific Total	810,442	77.4%	956,583	80.4%	146,141	18.0%	12,285	16.5%
Americas and Europe	236,823	22.6%	232,665	19.6%	(4,158)	(1.8)%	(115)	(1.7)%

	$1,047,265	100.0%	$1,189,248	100.0%	$141,983	13.6%	$12,170	12.4%

        Asia Pacific:    The increase in net sales in Greater China continues to be driven by growth in mainland China, where local currency net sales increased 19.0%. The increase in constant currency net sales in Southeast Asia Pacific was driven by local currency in all markets led by Malaysia, Australia, Singapore, and New Zealand. The number of active Customers in this region increased 6.5%. The increase in constant currency net sales in North Asia continues to be driven by growth in South Korea, where local currency net sales increased 29.0% and the number of active Customers increased 19.4%.

        Americas and Europe: Net Sales in this region were impacted by decreases in the U.S. and Mexico, where local currency sales decreased by 3.9% and 8.5%, respectively. This decline was partially offset, by increased local currency sales in Canada and incremental sales in Europe due to the launch of four new markets.

Gross Profit

        The 20 basis point relative increase in gross profit in 2018 can be attributed to (i) favorable change in product mix by market, (ii) leverage on fixed period costs with higher sales, (iii) modest annual price adjustments, and (iv) favorable currency exchange rates in markets outside of China. With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries. This improvement was partially offset by (i) higher charges for inventory obsolescence and (ii) costs associated with Celavive, which carries a higher relative cost than our previous skincare line.

Associate Incentives

        Associate incentives decreased 70 basis point points to 44.2% of net sales in 2018, compared with 44.9% in the prior year. This decrease can be attributed to (i) sales from Celavive, which has a lower incentive payout as compared to our other product categories, and (ii) modest price adjustments. These decreases were partially offset by increased payout on Associate bonus programs.

Selling, General and Administrative Expenses

        In absolute terms, our selling general and administrative expense increased $10.0 million in 2018. This increase can be attributed to (i) higher employee related costs, (ii) costs associated with continued investment in information technology and infrastructure, and (iii) costs associated with supporting higher sales and customer base. These costs were partially offset by expenses in the prior year attributed to (i) costs associated with China and our internal investigation into our China operations and (ii) an impairment charge associated with a note receivable with a former third-party supplier.

Income Taxes

        Income taxes were 34.1% of earnings in 2018 compared to 53.6% of earnings in 2017. The lower effective tax rate for the year ended December 29, 2018 compared with 2017 is due the transition taxes associated with U.S. tax reform under the Tax Act incurred in 2017. Under the Tax Act, the U.S. federal tax rate changed from 35% to 21%, which resulted in remeasurement of deferred income tax balances, recognition of a valuation allowance on foreign tax credit carryforwards, and recognition of foreign withholding tax liabilities.

Diluted Earnings Per Share

        Diluted earnings per share increased to $5.12 in 2018 from $2.53 in 2017. Lower net earnings in 2017 resulted from a one-time, non-cash charge of $30.1 million, or $1.22 per diluted share, related to the Tax Act. Additionally, costs related to China and the Company's internal investigation into our China operations in 2017 totaled $7.6 million after tax and negatively impacted earnings per diluted share by $0.31. Excluding both the impact of the Tax Act and the expense related to China and the internal investigation, 2018 net earnings improved by 26.8%, or $1.10 per diluted share. Weighted average diluted shares outstanding were 24.6 million for the full-year 2018, compared with 24.7 million in the prior-year period.

Summary of 2017 Financial Results

        Net sales in 2017 increased 4.1%, or $41.2 million, to $1.047 billion, compared with 2016. This increase was driven by higher product sales volume resulting primarily from strong active Customer growth in our Asia Pacific region throughout the year. Unfavorable changes in currency exchange rates reduced net sales for the year by an estimated $6.3 million.

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

        Asia Pacific:    The increase in net sales in Greater China was driven by growth in mainland China, where local currency net sales increased 12.2%. The decrease in net sales in Southeast Asia Pacific was driven by decreased sales in the Philippines, where local currency net sales decreased 6.3% and the number of active Customers decreased 8.6%. This decrease was partially offset by growth in several other markets led by Malaysia, and Australia. The increase in net sales in North Asia was driven by growth in South Korea, where local currency net sales increased 26.5% and the number of active Customers increased 19.2%.

        Americas and Europe:    Net Sales in this region were affected by local currency sales declines in each market within the region, including in the United States, where sales decreased $9.4 million or 7.2%, due to a decline of 9.1% in the number of active Customers.

Gross Profit

        The 80 basis point relative increase in gross profit was attributed to a favorable shift in currency exchange rates, in markets outside of China, and modest annual price adjustments. With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S. manufactured inventory that is transferred to international subsidiaries. Comparatively, gross margins were negatively impacted by currency at the beginning of 2016, resulting in a favorable year-over-year change in 2017. This increase was partially offset by an unfavorable shift in sales mix by market.

Associate Incentives

        Associate incentives were essentially flat as a percentage of net sales from 2016 to 2017. While base commissions on product sales decreased from the prior year, increased spending related to bonuses, contests, promotions, and reward trips offset this decrease.

Selling, General and Administrative Expenses

        In absolute terms, our selling general and administrative expense increased $30.9 million in 2017. This increase was attributed to (i) costs associated with China and our internal investigation into our China operations, (ii) costs associated with continued investment in information technology and infrastructure, (iii) higher wages and benefits expense to support our growing customer base and to further improve our customers' experience with USANA around the world, and (iv) an impairment charge associated with our note receivable to a former third-party supplier.

Income Taxes

        Income taxes were 53.6% of earnings before income taxes in 2017 compared to 27.8% of earnings before income taxes in 2016. The significant tax increase was due to the Tax Act enacted on December 22, 2017. We recognized an additional $30.1 million in tax expense associated with U.S. tax reform. The 2017 tax rate before U.S. tax reform adjustments would have been 31.2%. The increase compared with 2016 was primarily due to lower excess tax benefits from equity awards and certain non-deductible expenses recorded in 2017.

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

	Quarter Ended
	Apr 1, 2017	Jul 1, 2017	Sep 30, 2017	Dec 30, 2017	Mar 31, 2018	Jun 30, 2018	Sep 29, 2018	Dec 29, 2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$255,323	$257,063	$261,765	$273,114	$291,998	$301,460	$296,767	$299,023
Cost of sales	42,654	43,902	47,135	45,713	49,375	49,991	51,877	49,467

Gross profit	212,669	213,161	214,630	227,401	242,623	251,469	244,890	249,556
Operating expenses:
Associate incentives	115,781	118,404	116,010	120,068	129,362	132,790	130,264	132,710
Selling, general and administrative	64,001	62,389	67,263	71,441	70,132	67,537	69,112	68,278

Total operating expenses	179,782	180,793	183,273	191,509	199,494	200,327	199,376	200,988

Earnings from operations	32,887	32,368	31,357	35,892	43,129	51,142	45,514	48,568
Other income (expense), net	482	460	690	504	862	388	1,012	895

Earnings from operations before income taxes	33,369	32,828	32,047	36,396	43,991	51,530	46,526	49,463
Income taxes	12,011	9,569	8,278	42,247	15,045	17,623	15,486	17,132

Net earnings (loss)	$21,358	$23,259	$23,769	$(5,851)	$28,946	$33,907	$31,040	$32,331

Earnings (Loss) per common share*:
Basic	$0.87	$0.95	$0.98	$(0.24)	$1.20	$1.40	$1.28	$1.35
Diluted	$0.86	$0.93	$0.97	$(0.24)	$1.19	$1.36	$1.24	$1.32
Weighted-average shares outstanding:
Basic	24,499	24,574	24,283	24,010	24,074	24,193	24,269	23,884
Diluted	24,976	25,018	24,588	24,010	24,273	24,841	25,001	24,455

*
Earnings (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share amounts does not necessarily equal the total for the year.

Consolidated Statements of Operations as a percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	16.7	17.1	18.0	16.7	16.9	16.6	17.5	16.5

Gross profit	83.3	82.9	82.0	83.3	83.1	83.4	82.5	83.5
Operating expenses:
Associate incentives	45.3	46.1	44.3	44.0	44.3	44.1	43.9	44.4
Selling, general and administrative	25.1	24.3	25.7	26.2	24.0	22.4	23.3	22.9

Total operating expenses	70.4	70.4	70.0	70.2	68.3	66.5	67.2	67.3

Earnings from operations	12.9	12.5	12.0	13.1	14.8	17.0	15.3	16.2
Other income (expense), net	0.2	0.2	0.3	0.2	0.3	0.1	0.3	0.3

Earnings from operations before income taxes	13.1	12.7	12.3	13.3	15.1	17.1	15.6	16.5
Income taxes	4.7	3.7	3.2	15.5	5.2	5.9	5.2	5.7

Net earnings (loss)	8.4%	9.0%	9.1%	(2.2)%	9.9%	11.2%	10.4%	10.8%

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

  •
  The negative impact of changes in or interpretations of regulations that may limit or restrict our direct selling model or the sale of certain products in some countries;

  •
  The adverse effect of a failure by us or an Associate (or allegations of such failure) to comply with applicable governmental regulations;

  •
  The integration and operation of new information technology systems;

  •
  The inability to introduce new products or the introduction of new products by competitors;

  •
  Entry into one or more of our markets by competitors;

  •
  Availability of raw materials;

  •
  General conditions in the nutritional supplement, personal care, and healthy food industries or the direct selling industry; and

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

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. In China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange ("SAFE") results in transfer and remittance of our profits and dividends from China to the United States on a delayed basis. If

SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from China to the United States may be limited in the future.

        We have historically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $152.1 million in 2018. Items affecting cash flow from operations in 2018 include: (i) net earnings driven by a strong operating margin and (ii) increase in other current liabilities driven primarily by employee related costs. These increases were partially offset by cash used on inventories primarily attributed to our Celavive line.

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

        Cash and cash equivalents and securities held-to-maturity increased to $277.9 million at December 29, 2018, from $247.1 million at December 30, 2017. Of the $277.9 million cash and cash equivalents and securities held-to-maturity at December 29, 2018, $23.3 million of cash and cash equivalents and $63.5 million of securities held-to-maturity was held in the United States. Of the remaining $191.0 million held by our international subsidiaries, $156.1 million was held in China. Cash and cash equivalents held at December 30, 2017, totaled $247.1 million of which, $52.2 million was held in the United States. Of the remaining $194.9 million held by our international subsidiaries, $142.3 million was held in China. Net working capital increased to $243.6 million at December 29, 2018, from $199.0 million at December 30, 2017.

        During 2017, we experienced challenges and disagreements with a former supplier and subsequently determined to no longer use this supplier. We had extended a non-revolving credit to this former supplier to allow them to acquire equipment that was necessary to manufacture the USANA nutrition bars. We evaluated the recoverability of this note receivable from this former supplier, considered financial data of the supplier, and the estimated fair value of the collateralized equipment securing the note as of December 30, 2017. Based on this analysis, we believed it was probable that the note receivable had been impaired. Accordingly, an impairment of $2.7 million was recorded as determined by the difference between the note receivable balance and the estimated fair value of the collateralized equipment as a practical expedient. During April 2018, we reached a settlement with the former supplier to terminate the relationship and received $4.8 million in cash as payment in full under the terms of the settlement.

Line of Credit

        Information with respect to our line of credit may be found below under the caption "Contractual Obligations and Commercial Contingencies," and in Note I to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Share Repurchase

        Our Board of Directors has authorized a share repurchase plan that has been ongoing since the fourth quarter of 2000. The objective of this plan is to return value to our shareholders and offset dilution from our equity incentive plans. Our Board of Directors has periodically approved additional dollar amounts for share repurchases under that plan. Share repurchases are made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors. In 2018, we repurchased and retired 900,000 shares of common stock for $105.4 million, at a weighted average market price of

$117.09 per share. At December 29, 2018, the remaining approved repurchase amount under the plan was $70.2 million. Subsequent to the year ended December 29, 2018, and through February 22, 2019, we repurchased and retired 283,600 shares for $30.0 million. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

Contractual Obligations and Commercial Contingencies

        The following table summarizes our contractual obligations and commitments as of December 29, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$25,066	$9,155	$9,971	$3,426	$2,514
Other Commitments	43,602	26,080	17,149	276	97
Line of Credit	605	140	279	186	—

Total Contractual Obligations	$69,273	$35,375	$27,399	$3,888	$2,611

        "Operating Leases" generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

        "Other Commitments" generally include consulting- and IT-related services, investments in brand awareness through corporate and athlete sponsorships as discussed under "Current Focus and Growth Strategy" within Item 1 of this report, facility maintenance, and services related to the events that we hold for our Associates both locally and internationally. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates.

        The "Line of Credit" is with a bank and has a maturity date of April 2021. Although we currently have no balance outstanding on the Line of Credit, fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize the Line of Credit prior to its maturity, we will be required to pay it in full at maturity.

Inflation

        We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our significant accounting policies are described in Consolidated Financial Statements included herein. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management's most subjective judgments. We believe that our most critical accounting policies and estimates are described in this section.

        Revenue Recognition.    Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. Revenue recognition is evaluated through the following five-step process:

  1)
  identification of the contract with a customer;

  2)
  identification of the performance obligations in the contract;

  3)
  determination of the transaction price;

  4)
  allocation of the transaction price to the performance obligations in the contract; and

  5)
  recognition of revenue when or as a performance obligation is satisfied.

        A majority of our sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third party carrier for shipment. We receive payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. Our product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, we estimate a refund liability for the variable consideration based on historical experience.

        Initial product orders with a new customer may include multiple performance obligations related to sales discounts earned under our initial order reward program. Under this program, the customer receives an option to apply the discounts earned on the initial order to two subsequent Auto Orders, which conveys a material right to the customer. As such, the initial order transaction price is allocated to each separate performance obligation based on its relative standalone selling price and recognized as revenue as each performance obligation is satisfied.

        Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within "other current liabilities" in the consolidated balance sheets. Deferred revenue is recognized when or as the related performance obligation is satisfied. On the occasion that will-call orders are not picked up by customers, we periodically assess the likelihood that customers will exercise their contractual right to pick up orders and recognize revenue when the likelihood is estimated to be remote.

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

        Foreign Currency Risks.    Net sales outside the United States represented 87.0%, 88.4%, and 90.2% of our net sales in 2016, 2017, and 2018, respectively. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the United States and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Associate incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.

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

        Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of December 29, 2018 for the quarterly periods indicated:

	2017				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Canadian Dollar	1.32	1.34	1.25	1.27	1.27	1.29	1.31	1.32
Australian Dollar	1.32	1.33	1.27	1.30	1.27	1.32	1.37	1.39
New Zealand Dollar	1.41	1.42	1.37	1.44	1.38	1.42	1.50	1.49
Hong Kong Dollar	7.76	7.79	7.82	7.81	7.83	7.85	7.85	7.83
Japanese Yen	113.48	111.15	110.83	112.85	108.09	109.25	111.50	112.79
New Taiwan Dollar	31.01	30.25	30.25	30.10	29.29	29.82	30.67	30.84
Korean Won	1,149.07	1,129.86	1,132.16	1,104.04	1,072.19	1,080.85	1,120.87	1,127.23
Singapore Dollar	1.41	1.39	1.36	1.35	1.32	1.34	1.37	1.38
Mexican Peso	20.17	18.53	17.81	18.99	18.71	19.46	18.94	19.87
Chinese Yuan	6.89	6.86	6.66	6.61	6.35	6.38	6.81	6.92
Malaysian Ringgit	4.45	4.33	4.26	4.15	3.92	3.95	4.10	4.17
Philippine Peso	50.00	49.83	50.85	50.76	51.55	52.54	53.57	53.10
Thailand Baht	35.08	34.28	33.35	32.86	31.54	31.97	32.95	32.83
Euro	0.94	0.91	0.85	0.85	0.81	0.84	0.86	0.88
Colombian Peso	2,919.71	2,926.26	2,968.83	2,987.75	2,854.97	2,845.49	2,964.72	3,171.58
Indonesia Rupiah	13,344.01	13,309.67	13,328.00	13,533.02	13,591.88	13,967.13	14,618.46	14,760.87

        Interest Rate Risks.    As of December 29, 2018, we had no outstanding debt and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Part IV, Item 15, below.

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

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 29, 2018.

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

        Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of December 29, 2018, our internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting, as of December 29, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting

        We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2019

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements

  2.
  Financial Statement Schedules.

For the years ended December 31, 2016, December 30, 2017, and December 29, 2018 Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.1, File No. 0-21116).
3.2	Bylaws (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006 Exhibit 3.2, File No. 0-21116).
4.1	Specimen Stock Certificate for Common Stock (filed herewith)
10.1	USANA Health Sciences, Inc. 2006 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed April 25, 2006, Exhibit 10.1, File No. 0-21116).*
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

Exhibit Number	Description
10.10	Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011, Exhibit 10.18, File No. 001-35024).*
10.11	USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.1, File No. 001-35024).*
10.12
Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.2, File No. 001-35024).*
10.13
Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.3, File No. 001-35024).*
10.14
Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.4, File No. 001-35024).*
10.15
Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.5, File No. 001-35024).*
10.16
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee director under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.6, File No. 001-35024).*
10.17
Second Amendment to the Amended and Restated Credit Agreement and Amendment to loan documents, dated as of February 19, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed February 23, 2016, Exhibit 10.1, File No. 001-35024).
10.18
Transition Agreement dated as of December 19, 2016 by and between USANA Health Sciences, Inc. and Doug Braun (incorporated by reference to the Company's Annual Report on Form 10-K, filed March 1, 2017, Exhibit 10.23, File No. 001-35024).
14	Code of Ethics of USANA Health Sciences, Inc. (filed herewith)
21	Subsidiaries of the Registrant, as of February 22, 2019 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Description
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 26, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MYRON W. WENTZ Myron W. Wentz, PhD	Chairman	February 26, 2019
/s/ KEVIN G. GUEST Kevin G. Guest	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
/s/ GILBERT A. FULLER Gilbert A. Fuller	Director	February 26, 2019
/s/ ROBERT ANCIAUX Robert Anciaux	Director	February 26, 2019
/s/ FREDERIC J. WINSSINGER Frederic J. Winssinger	Director	February 26, 2019
/s/ FENG PENG Feng Peng	Director	February 26, 2019
/s/ J. SCOTT NIXON J. Scott Nixon	Director	February 26, 2019

Signature	Title	Date

/s/ PEGGIE PELOSI Peggie Pelosi	Director	February 26, 2019
/s/ G. DOUGLAS HEKKING G. Douglas Hekking	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

        As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Salt Lake City, Utah
February 26, 2019

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 30, 2017	As of December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$247,131	$214,326
Securities held-to-maturity	—	63,539
Inventories	62,918	81,948
Prepaid expenses and other current assets	30,110	32,522

Total current assets	340,159	392,335
Property and equipment, net	102,847	92,025
Goodwill	17,417	16,815
Intangible assets, net	35,154	31,811
Deferred tax assets	2,859	3,348
Other assets	20,833	18,129

	$519,269	$554,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,787	$9,947
Other current liabilities	129,396	138,739

Total current liabilities	141,183	148,686
Deferred tax liabilities	13,730	13,367
Other long-term liabilities	1,146	1,264
Stockholders' equity
Common stock, $0.001 par value; Authorized—50,000 shares, issued and outstanding 24,024 as of December 30, 2017 and 23,567 as of December 29, 2018	24	24
Additional paid-in capital	76,542	72,008
Retained earnings	288,070	329,501
Accumulated other comprehensive income (loss)	(1,426)	(10,387)

Total stockholders' equity	363,210	391,146

	$519,269	$554,463

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2016	2017	2018
Net sales	$1,006,083	$1,047,265	$1,189,248
Cost of sales	180,190	179,404	200,710

Gross profit	825,893	867,861	988,538
Operating expenses:
Associate incentives	453,077	470,263	525,126
Selling, general and administrative	234,194	265,094	275,059

Total operating expenses	687,271	735,357	800,185

Earnings from operations	138,622	132,504	188,353
Other income (expense):
Interest income	1,480	2,185	4,427
Interest expense	(444)	(46)	(36)
Other, net	(1,106)	(3)	(1,234)

Other income (expense), net	(70)	2,136	3,157

Earnings before income taxes	138,552	134,640	191,510
Income taxes	38,511	72,105	65,286

Net earnings	$100,041	$62,535	$126,224

Earnings per common share
Basic	$4.14	$2.57	$5.24
Diluted	$3.99	$2.53	$5.12
Weighted average common shares outstanding
Basic	24,185	24,349	24,105
Diluted	25,047	24,708	24,642
Comprehensive income:
Net earnings	$100,041	$62,535	$126,224
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,777)	14,995	(10,860)
Tax benefit (expense) related to foreign currency translation adjustment	3,906	(4,774)	1,899

Other comprehensive income (loss), net of tax	(7,871)	10,221	(8,961)

Comprehensive income	$92,170	$72,756	$117,263

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2016; December 30, 2017; and December 29, 2018

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings
	Shares	Value				Total
Balance at January 2, 2016	24,976	$25	$69,728	$214,875	$(3,776)	$280,852
Cumulative effect of accounting change			934	(601)		333

Balance after cumulative effect of accounting change	24,976	25	70,662	214,274	(3,776)	281,185
Net earnings				100,041		100,041
Other comprehensive income (loss), net of tax					(7,871)	(7,871)
Equity-based compensation expense			16,542			16,542
Common stock repurchased and retired	(1,106)	(1)	(15,699)	(48,910)		(64,610)
Common stock issued under equity award plans	615	—				—

Balance at December 31, 2016	24,485	24	71,505	265,405	(11,647)	325,287
Net earnings				62,535		62,535
Other comprehensive income (loss), net of tax					10,221	10,221
Equity-based compensation expense			15,482			15,482
Common stock repurchased and retired	(865)	(1)	(10,129)	(39,870)		(50,000)
Common stock issued under equity award plans	404	1				1
Tax withholding for net-share settled equity awards			(316)			(316)

Balance at December 30, 2017	24,024	24	76,542	288,070	(1,426)	363,210
Cumulative effect of accounting change				994		994

Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				126,224		126,224
Other comprehensive income (loss), net of tax					(8,961)	(8,961)
Equity-based compensation expense			14,955			14,955
Common stock repurchased and retired	(900)	(1)	(19,587)	(85,787)		(105,375)
Common stock issued under equity award plans	443	1				1
Tax withholding for net-share settled equity awards			(809)			(809)
Disgorgement of short-swing stock profits			907			907

Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2016	2017	2018
Cash flows from operating activities
Net earnings	$100,041	$62,535	$126,224
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	13,482	16,110	16,843
(Gain) loss on sale of property and equipment	116	18	1,805
Equity-based compensation expense	16,542	15,482	14,955
Deferred income taxes	(3,700)	19,306	699
(Gain) loss on impairment on note receivable	—	2,734	(658)
Changes in operating assets and liabilities:
Inventories	(1,034)	6,054	(23,101)
Prepaid expenses and other assets	(9,749)	5,010	(1,626)
Accounts payable	(1,341)	3,043	(1,720)
Other liabilities	22,534	(6,518)	18,698

Net cash provided by (used in) operating activities	136,891	123,774	152,119
Cash flows from investing activities
Additions to notes receivable	(7)	—	—
Receipts on notes receivable	811	296	4,849
Proceeds from the settlement of net investment hedges	—	—	739
Purchases of investment securities held-to-maturity	—	—	(86,396)
Maturities of investment securities	—	—	22,857
Proceeds from sale of property and equipment	11	22	381
Purchases of property and equipment	(32,698)	(13,220)	(11,433)

Net cash provided by (used in) investing activities	(31,883)	(12,902)	(69,003)
Cash flows from financing activities
Repurchase of common stock	(64,610)	(50,000)	(105,375)
Proceeds from disgorgement of short-swing stock profits	—	—	907
Borrowings on line of credit	73,700	3,500	—
Payments on line of credit	(73,700)	(3,500)	—
Payments related to tax withholding for net-share settled equity awards	—	(316)	(809)
Deferred debt issuance costs	(250)	—	—

Net cash provided by (used in) financing activities	(64,860)	(50,316)	(105,277)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,929)	11,027	(11,140)

Net increase (decrease) in cash, cash equivalents and restricted cash	32,219	71,583	(33,301)
Cash, cash equivalents, and restricted cash, at beginning of period	146,733	178,952	250,535

Cash, cash equivalents, and restricted cash at end of period	$178,952	$250,535	$217,234

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and equivalents	$175,774	$247,131	$214,326
Restricted cash included in prepaid expenses and other current assets	298	328	—
Restricted cash included in other assets	2,880	3,076	2,908

Total cash, cash equivalents, and restricted cash	$178,952	$250,535	$217,234

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$323	$16	$6
Income taxes	52,579	46,006	70,683
Cash received during the period for:
Income tax refund	—	4,700	2,698
Non-cash investing activities:
Credits on notes receivable	1,288	86	—
Accrued purchases of property and equipment	2,216	109	195

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care products that are sold internationally through a global direct selling system. The Consolidated Financial Statements include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "USANA") in two geographic regions: Asia Pacific, and Americas and Europe. Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia.

  •
  Asia Pacific—

  •
  Greater China—Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd. ("BabyCare"), our wholly-owned subsidiary.

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia.

  •
  North Asia—Japan and South Korea

  •
  Americas and Europe—United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates for the Company relate to revenue recognition and inventory valuation. Actual results could differ from those estimates. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal Year

        The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal years 2016, 2017 and 2018, were 52-week years. Fiscal year 2016 covered the period January 3, 2016 to December 31, 2016 (hereinafter 2016). Fiscal year 2017 covered the period January 1, 2017 to December 30, 2017 (hereinafter 2017). Fiscal year 2018 covered the period December 31, 2017 to December 29, 2018 (hereinafter 2018).

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

        As of December 30, 2017 and December 29, 2018, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 30, 2017
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$106,090	$106,090	$—	$—
Foreign currency contracts included in other current liabilities	(139)	—	(139)	—

	$105,951	$106,090	$(139)	$—

		Fair Value Measurements Using
		Inputs
	December 29, 2018
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$129,449	$129,449	$—	$—
Foreign currency contracts included in other current liabilities	(309)	—	(309)	—

	$129,140	$129,449	$(309)	$—

        There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2017 and 2018.

        The majority of the Company's non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. For the years ended 2016, 2017, and 2018, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        At December 30, 2017 and December 29, 2018, the Company's financial instruments include cash equivalents, securities held-to-maturity, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. During 2017, an impairment was recorded on a note receivable based on the estimated recoverable amount using Level 3 inputs, which approximates fair value. This note receivable was settled during 2018.

        Securities held-to-maturity consists of corporate bonds and commercial paper. The fair value of corporate bonds and commercial paper are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data, which is considered to be a Level 2 input. The carrying values of these corporate bonds and commercial paper approximate their fair values due to their short-term maturities.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 30, 2017 and December 29, 2018 consisted primarily of money market fund investments and amounts receivable from credit card processors.

        Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 30, 2017 and December 29, 2018 totaled $11,517 and $11,860, respectively.

Restricted Cash

        The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,076 as of December 30, 2017, and $2,908 as of December 29, 2018. This deposit is required for the application of direct sales licenses by the Ministry

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of Commerce and the SAMR of the People's Republic of China, and will continue to be restricted during the periods while the Company holds these licenses. Restricted cash is included in the "Prepaid expenses and other current assets" and "Other assets" line item in the Company's consolidated balance sheets.

Securities Held-to-Maturity

        Investment securities as of December 29, 2018 consists of corporate bonds and commercial paper with initial terms of greater than three months and are classified as held-to-maturity ("HTM"). HTM securities are those securities in which the Company has the ability and intent to hold the security until maturity. HTM securities are recorded at amortized cost. Premiums and discounts on HTM securities are amortized or accreted over the life of the related HTM security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the "Other net" line item in the Company's consolidated statements of comprehensive income. Interest income is recognized when earned.

        A decline in the market value of any HTM security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other-than-temporary, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected. No other-than-temporary impairments were recorded by the Company during the year ended December 29, 2018.

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

Notes Receivable

        At December 30, 2017, notes receivable consisted primarily of a secured loan to the former supplier of the Company's nutrition bars and was included in the "Other assets" line item in the Company's consolidated balance sheets. The Company extended non-revolving credit to this former supplier to allow them to acquire equipment that was necessary to manufacture the USANA nutrition bars, which was secured by the equipment. This relationship was intended to provide improved supply chain stability for USANA and create a mutually beneficial relationship between the parties. Interest accrued at an annual interest rate of LIBOR plus 400 basis points. The note had a maturity date of February 1, 2024 and was to be repaid by a combination of cash payments and credits for the manufacture of USANA's nutrition bars. There was no prepayment penalty. Manufacturing credits and cash payments applied were $420 and $0, in 2017 and 2018, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. During the first half of 2017, the Company experienced challenges with the former supplier of nutrition bars and subsequently determined to no longer use this supplier. The Company evaluated the recoverability of the note receivable from this supplier and recorded impairments totaling $2,734 during 2017. The total contractual unpaid principal balance, including accrued unpaid interest on the note receivable from this supplier as of December 30, 2017 was $6,734. During 2018, the Company reached a settlement with the supplier to terminate the relationship and received $4,800 in cash as payment in full under the terms of the settlement.

Goodwill

        Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2016, 2017, and 2018, no impairment of goodwill was recorded.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2016, 2017, and 2018, no impairment of indefinite-lived intangible assets was recorded.

Self Insurance

        The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $150 and aggregate claims that are greater than $10,464. A liability is accrued for all unpaid claims. Total expense under this self-insurance program was $9,015, $9,195 and $10,869 in 2016, 2017 and 2018, respectively.

Derivative Financial Instruments

        The Company's risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with the Company's risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes.

        The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge, the nature of risk being hedged, and the hedged transaction, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The Company also documents how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.

        The Company periodically uses derivative hedging instruments to hedge its net investment in its non U.S. subsidiaries designed to hedge a portion of the foreign currency exposure that arises on translation of the foreign subsidiaries into U.S. dollars. The effective portion of gains and losses attributable to these net investment hedges is recorded to foreign currency translation adjustment ("FCTA") within accumulated other comprehensive income (loss) ("AOCI") to offset the change in the carrying value of the net investment being hedged, and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated.

        As of December 30, 2017, there were no derivatives outstanding for which the Company has applied hedge accounting. During the second quarter of 2018, the Company entered into and settled a

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

forward contract designated as a net investment hedge with a notional value of $105,000 and realized a net gain of $739, which is reflected in the FCTA within AOCI. The Company assessed hedge effectiveness determining the hedged instrument was highly effective and recorded no ineffectiveness. As of December 29, 2018, there were no derivatives outstanding for which the Company has applied hedge accounting.

Common Stock Share Repurchases

        The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 29, 2018, $70,216 is available to repurchase shares under this plan. During the years ended 2016, 2017, and 2018, the Company repurchased and retired 1,106 shares, 865 shares, and 900 shares for an aggregate price of $64,610, $50,000, and $105,375, respectively. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Revenue Recognition

        As further discussed below in Recent accounting policies, the Company adopted ASC 606 effective at the beginning of fiscal 2018. Refer to Note A—Summary of Significant Accounting Policies of the Company's annual report on Form 10-K for the year ended December 30, 2017 for policies in effect for revenue recognition prior to December 31, 2017, which were based on ASC 605.

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

  Product Revenue

        A majority of the Company's sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third party carrier for shipment. The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a refund liability for the variable consideration based on historical experience, which is recorded within Other current liabilities in the consolidated balance sheet.

        Initial product orders with a new customer may include multiple performance obligations related to sales discounts earned under the Company's initial order reward program. Under this program, the customer receives an option to apply the discounts earned on the initial order to two subsequent Auto Orders, which conveys a material right to the customer. As such, the initial order transaction price is allocated to each separate performance obligation based on its relative standalone selling price and is recognized as revenue as each performance obligation is satisfied.

        Associate incentives represent consideration paid to a customer and include all forms of commissions, and other incentives paid to our Associates. With the exception of commissions paid to Associates on personal purchases, which are considered a sales discount and are reported as a reduction to net sales, the incentives are paid for distinct services related to the Company's product sales and are recorded as an expense when revenue for the goods is recognized.

        Shipping and handling activities are performed upon delivery to the third party carrier for shipment. The Company accounts for these activities as fulfillment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in cost of sales for all periods presented.

        With respect to will-call orders, the Company periodically assesses the likelihood that customers will exercise their contractual right to pick up orders and revenue is recognized when the likelihood is estimated to be remote.

  Other Revenue

        Other types of revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Associates, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.

  Revenue Disaggregation

        Disaggregation of revenue by geographical region and major product line is included in Segment Information in Note L—Segment Information.

  Contract Balances

        When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance).

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within Other current liabilities in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company's contracts and the balance of contract assets was $0 at December 29, 2018.

        The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

As of
December 29, 2018
Contract liabilities at beginning of period	$14,417
Increase due to deferral of revenue at period end	15,055
Decrease due to beginning contract liabilities recognized as revenue	(14,417)

Contract liabilities at end of period	$15,055

Product Return Policy

        All first-time product orders, regardless of condition, that are returned within the first 30 days following purchase are refunded at 100% of the sales price. After the first order, all other returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs in a few of our international markets due to the regulatory environment in those markets. According to the terms of the Associate agreement, return of product where the purchase amount exceeds one hundred dollars and was not damaged at the time of receipt by the Associate may result in cancellation of the Associate's distributorship. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. Product returns totaled approximately 0.7% of net sales in 2016, 2017, and 2018.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity-Based Compensation

        The Company records compensation expense in the financial statements for equity-based awards based on the grant date fair value which is the closing market value of the Company's common stock on the date of the grant. Equity-based compensation expense is recognized under the straight-line method over the period that service is provided, which is generally the vesting term. Further information regarding equity awards can be found in Note K—Equity-Based Compensation.

Advertising

        Advertising costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Advertising expense totaled $12,266, $11,503, and $10,345 in 2016, 2017, and 2018, respectively.

Research and Development

        Research and development costs are charged to expense as incurred and are presented as part of selling, general and administrative expense. Research and development expense totaled $8,842, $8,952, and $10,242 in 2016, 2017, and 2018, respectively.

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

Recent Accounting Pronouncements

  Adopted accounting pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Also referred to as ASC 606, this update replaces existing revenue recognition guidance with a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 includes a five-step process by which entities recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. This standard also requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

        The Company adopted ASC 606 effective at the beginning of fiscal 2018 and applied the modified retrospective approach. Accordingly, the Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the fiscal 2018 opening balance of retained earnings. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The adoption of ASC 606 resulted in increased disclosures and a cumulative

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effect adjustment, but otherwise did not have a material impact on the Company's consolidated financial statements. As a result of the adoption of ASC 606, the Company updated its accounting policies related to revenue recognition.

        Under ASC 606, the Company made a change in the timing for recognizing revenue on orders that have shipped but have not been delivered at period end. Under the new standard, revenue is recognized when the customer obtains control of the goods and considering the indicators used to determine when control has passed to the customer, the Company has concluded that control transfers upon delivery to the third party carrier for shipment as the Company no longer has physical possession of the goods, nor from the customer's perspective does the Company have control, as the Company does not have the ability to redirect shipments in transit to the customer. Therefore, revenue and related expense items including cost of goods sold and Associate incentives on orders that have shipped but have not been delivered at period end are no longer deferred. Subsequent to the period of adoption, there has been no material impact on net income and related per-share amounts.

        In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 using a retrospective transition method during the quarter ended March 31, 2018. The reclassified restricted cash balances from operating activities to changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows were not material for all periods presented.

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

  Issued accounting pronouncements not yet adopted

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented. In July 2018, the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU No. 2018-11, "Leases (Topic 842)"—Targeted Improvements, which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company will adopt ASU 2016-02 in the first quarter of 2019, specifically, using the effective date method. The Company has evaluated the impact of this ASU on the specific areas that apply to the Company and their potential impact to its processes, accounting, financial reporting, disclosures, and controls. The Company has determined that the overall impact of adopting this ASU will result in the recognition of right-of-use assets and lease liabilities in the range of $18,000 to $25,000 on the Company's balance sheet for facility lease agreements. Additionally, the Company has prepaid land use rights related to production facilities in China of approximately $7,000 that will be reclassified to right-of-use assets upon adoption this ASU. We do not expect a material impact as a cumulative-effect adjustment to the beginning balance of retained earnings.

        In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.

        In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income ("OCI") for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. For public business entities, the amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

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

NOTE B—INVESTMENTS

        The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities held-to-maturity by major security type and class of security were as follows:

	As of December 29, 2018
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate bonds	$57,554	$1	$(46)	$57,509
Commercial paper	5,985	—	—	5,985

Total securities held-to-maturity	$63,539	$1	$(46)	$63,494

        All held-to-maturity securities as of December 29, 2018 mature within one year.

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 30, 2017	December 29, 2018
Raw materials	$20,737	$19,502
Work in progress	8,461	14,485
Finished goods	33,720	47,961

	$62,918	$81,948

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	December 30, 2017	December 29, 2018
Prepaid insurance	$1,081	$1,577
Other prepaid expenses	7,236	7,713
Federal income taxes receivable	8,677	6,402
Miscellaneous receivables, net	4,780	7,629
Deferred commissions	3,009	2,039
Other current assets	5,327	7,162

	$30,110	$32,522

NOTE E—INCOME TAXES

        Consolidated earnings before income taxes consists of the following for 2016, 2017 and 2018:

	Year ended
	2016	2017	2018
U.S.	$(5,648)	$(25,167)	$1,475
Foreign	144,200	159,807	190,035

Total earnings before income taxes	$138,552	$134,640	$191,510

        Income tax expense (benefit) included in income from net earnings consists of the following:

	Year ended
	2016	2017	2018
Current
Federal	$(4,361)	$(171)	$—
State	756	(368)	337
Foreign	45,568	52,167	64,342

Total Current	41,963	51,628	64,679
Deferred
Federal	(6,813)	23,609	(613)
State	(67)	132	24
Foreign	3,428	(3,264)	1,196

Total Deferred	(3,452)	20,477	607

	$38,511	$72,105	$65,286

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The effective tax rate for 2016, 2017, and 2018 reconciled to the statutory U.S. Federal tax rate is as follows:

	Year ended
	2016	2017	2018
Statutory U.S. federal income tax rate	35.0%	35.0%	21.0%
State income taxes, net of federal tax benefit	0.5	(0.2)	0.3
Excess tax benefits on equity awards	(6.6)	(3.4)	—
Permanent tax differences	(0.4)	0.3	0.4
Excess foreign tax credits	—	—	(14.7)
Net increase in valuation allowance	—	—	15.8
Foreign income tax rate differences	(0.2)	(0.2)	4.2
Foreign withholding taxes	—	9.3	8.1
U.S. tax reform	—	13.1	—
All other, net	(0.5)	(0.3)	(1.0)

	27.8%	53.6%	34.1%

        The significant categories of deferred taxes are as follows:

	December 30, 2017	December 29, 2018
Deferred tax assets
Inventory differences	$1,988	$2,580
Accruals not currently deductible	4,245	4,769
Equity-based compensation expense	5,056	4,319
Depreciation/amortization	—	809
Intangible assets	8,792	7,951
Foreign currency translation	—	1,141
Tax credit carry forwards	10,690	41,034
Net operating losses	795	1,462
Other	3,860	3,874

Gross deferred tax assets	35,426	67,939
Valuation allowance	(13,980)	(44,199)

Net deferred tax assets	21,446	23,740

Deferred tax liabilities
Depreciation/amortization	(4,449)	(4,983)
Foreign currency translation	(759)	—
Prepaid expenses	(739)	(1,828)
Intangible assets	(8,792)	(7,951)
Withholding tax on unremitted earnings	(12,562)	(14,608)
Other	(5,016)	(4,389)

Gross deferred tax liabilities	(32,317)	(33,759)

Net deferred taxes	$(10,871)	$(10,019)

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

        The Components of deferred taxes, net on a jurisdiction basis are as follows:

	December 30, 2017	December 29, 2018
Net noncurrent deferred tax assets	$2,859	$3,348
Net noncurrent deferred tax liabilities	(13,730)	(13,367)

Net deferred taxes	$(10,871)	$(10,019)

        As of December 29, 2018, the Company had foreign tax credit carryforwards of approximately $38,187. If unused, these carryforwards will expire between 2026 and 2028. Because the U.S. tax rate is lower than most of the foreign tax rates where the Company has operations, the Company expects to continue generating excess foreign tax credits in future years. Same as 2017, the company has placed a full valuation allowance on its foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The U.S. jurisdiction has experienced overall cumulative domestic losses over the previous three years, which is a significant piece of negative evidence for the future utilization of foreign tax credit carryforwards. However, overall domestic losses do not expire and can be recaptured by recharacterizing U.S. source taxable income as foreign source taxable income. Recharacterized foreign source taxable income would allow for utilization of foreign tax credit carryforwards. The Company will continue to evaluate the positive and negative evidence related to this valuation allowance.

        The Company recorded a $1,580 valuation allowance on mirrored deferred tax assets recorded in the U.S. to offset deferred tax liabilities of foreign disregarded entities, which will generate additional U.S. foreign tax credits in the future. This valuation allowance is necessary because the Company is limited in its ability to utilize future U.S. foreign tax credits due to the decrease in the U.S. corporate tax rate.

        The Company also has $1,022 of Utah research credit carryforwards, $979 of Philippines minimum income tax credit carryforwards, and $846 of Federal research credit carryforwards as of December 29, 2018. If unused, the Utah research credit carryforwards expire between 2027 and 2032, the Philippines' minimum income tax credit carryforwards expire between 2019 and 2021, and the Federal research credits expire between 2036 and 2038. Utah research credits are limited to Utah tax due, which has declined because of overall domestic losses. The Philippines' minimum income tax credit carryforwards can be used against Philippines regular tax. However, the company doesn't believe it will report Philippines regular tax in the near future based on its transfer pricing guidance. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been fully utilized. Same as the foreign tax credit carryforwards, the Company has placed a full valuation allowance on these credit carryforwards as well.

        In addition, the Company has $4,296 of foreign operating loss carry forwards, $3,811 of which have an unlimited carryforward period. The deferred tax asset associated with these losses is $1,385 and a valuation allowance of $1,278 has been applied against this deferred tax asset. The 2018 deferred tax

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—INCOME TAXES (Continued)

asset for state-tax-loss carryforwards was $77. If unused, some of the state-tax-loss carryforwards will expire between 2030 and 2035 and others can be carried forward indefinitely.

        The valuation allowance primarily represents amounts for tax credit carryforwards and foreign operating loss carryforwards. However, valuation allowances on other foreign deferred tax assets were $307 for a combined valuation allowance of $44,199 as of December 29, 2018. The 2018 valuation allowance represents a $30,219 net increase from 2017. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.

        As of December 29, 2018, the Company has continued its position to return all foreign earnings to the U.S. parent company and has recorded deferred tax liabilities of $14,608 for foreign withholding taxes associated with foreign retained earnings and cross-border payments.

        The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. As of December 30, 2017 and December 29, 2018, the Company had no significant unrecognized tax benefits.

        From time to time, the Company is subject to federal, state, and foreign tax authority income tax examinations. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2015 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is ongoing.

NOTE F—PROPERTY AND EQUIPMENT

        Cost of property and equipment and their estimated useful lives is as follows:

	Years	December 30, 2017	December 29, 2018
Buildings	39.5	$73,344	$71,326
Laboratory and production equipment	5 - 7	31,063	31,969
Computer equipment and software	3 - 5	50,124	51,410
Furniture and fixtures	3 - 5	6,453	6,524
Automobiles	3 - 5	562	682
Leasehold improvements	3 - 5	12,740	13,102
Land improvements	15	3,069	3,074

		177,355	178,087
Less accumulated depreciation and amortization		86,202	95,561

		91,153	82,526
Land		7,521	7,052
Deposits and projects in process		4,173	2,447

		$102,847	$92,025

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—PROPERTY AND EQUIPMENT (Continued)

        Depreciation of property and equipment was $11,878, $14,480, and $15,222, for the years ended 2016, 2017, and 2018, respectively.

NOTE G—INTANGIBLE ASSETS

        The Company performed its annual goodwill impairment test during the third quarter of 2018. The Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2018.

        The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2018. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that is was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2018.

        The changes in the carrying amount of goodwill are as follows:

	December 30, 2017	December 29, 2018
Balance at beginning of year:
Gross goodwill	$16,715	$17,417
Accumulated impairment losses	—	—

Net goodwill as of beginning of year	16,715	17,417
Goodwill acquired during the year	—	—
Impairment loss	—	—
Currency translation adjustment	702	(602)

Balance as of end of year
Gross goodwill	17,417	16,815
Accumulated impairment losses	—	—

Net goodwill as of end of year	$17,417	$16,815

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS (Continued)

        Intangible assets consists of the following:

	As of December 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$4,080	$(3,010)	$1,070	10
Product formulas	8,998	(2,744)	6,254	8
Indefinite-lived intangible assets
Direct sales license	27,830		27,830

	$40,908		$35,154

	As of December 29, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$3,858	$(3,226)	$632	10
Product formulas	8,506	(3,637)	4,869	8
Indefinite-lived intangible assets
Direct sales license	26,310		26,310

	$38,674		$31,811

Estimated Amortization Expense:
2019	$1,449
2020	1,301
2021	1,063
2022	1,063
2023	625

	$5,501

        Aggregate amortization of intangible assets was $1,500, $1,480, and $1,505, for the years ended 2016, 2017, and 2018, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 30, 2017	December 29, 2018
Associate incentives	$45,434	$52,639
Accrued employee compensation	22,909	33,705
Deferred revenue	16,999	15,055
Income taxes	12,283	6,706
Sales taxes	11,399	14,062
Associate promotions	3,063	2,646
All other	17,309	13,926

	$129,396	$138,739

NOTE I—LINE OF CREDIT

        The Company has a $75,000 line of credit with Bank of America. Interest on borrowed funds is computed at the bank's Prime Rate or LIBOR, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, set forth in a separate pledge agreement with the bank. On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank of America, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company's consolidated rolling four-quarter adjusted EBITDA covenant from $60,000 to equal to or greater than $100,000 and a ratio of consolidated funded debt to adjusted EBITDA of 2.0 to 1.0 at the end of each quarter. The adjusted EBITDA under this agreement is modified for certain non-cash expenses. Part of the credit agreement is that any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This resulted in a $4,723, and $6,619 reduction in the available borrowing limit as of December 30, 2017 and December 29, 2018, respectively, due to existing normal course of business guarantees in certain markets.

        There was no outstanding balance on this line of credit at December 30, 2017 or at December 29, 2018. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

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

during 2026. The Company utilizes equipment under non-cancelable operating leases, expiring through 2023. The minimum commitments under operating leases at December 29, 2018 are as follows:

Year ending
2019	$9,155
2020	6,146
2021	3,825
2022	1,962
2023	1,464
Thereafter	2,514

$25,066

        These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $10,153, $10,931, and $11,240 for the years ended 2016, 2017, and 2018, respectively.

        The Company has other unconditional purchase obligations relating to advertising agreements and IT-related services of $10,687 that will be paid in the next year.

2.
Contingencies

        The Company is involved in various lawsuits, claims, and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations

        On February 7, 2017, the Company disclosed in a Current Report on Form 8-K filed with the SEC that it is conducting a voluntary internal investigation regarding its BabyCare operations in China. In connection with this investigation, the Company expects to continue to incur costs in conducting the on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that are instituted against it or any of its current or former officers or directors. The Company has voluntarily contacted the SEC and the United States Department of Justice to advise both agencies that an internal investigation is underway and intends to provide additional information to both agencies as the investigation progresses. Because the internal investigation is ongoing, the Company cannot predict the duration, scope, or result of the investigation. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES (Continued)

        On February 13, 2017, a purported shareholder class action lawsuit (Rumbaugh v. USANA Health Sciences Inc., et al., Case No. 2:17-cv-00106) was filed in the United States District Court for the District of Utah by April Rumbaugh, a purported shareholder of USANA, alleging that the Company failed to disclose that (i) the Company's BabyCare subsidiary had engaged in improper reimbursement practices in China, (ii) these practices constituted violations of the Foreign Corrupt Practices Act or FCPA, (iii) as such, the Company's China revenues were in part the product of unlawful conduct and unlikely to be sustainable, and (iv) the foregoing conduct, when it became known, was likely to subject the Company to significant regulatory scrutiny. On behalf of herself and a putative class of purchasers of USANA stock between March 14, 2014 and February 7, 2017, the plaintiff asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The plaintiff sought, among other things, an award of damages, interest, reasonable attorneys' fees, expert fees, and other costs. The lawsuit named as defendants the Company; its former Co-Chief Executive Officer, David A. Wentz; and our Chief Leadership Development Officer, Paul A. Jones. On June 2, 2017, the court appointed Chi Wah On (another purported shareholder of USANA) as lead plaintiff. On August 4, 2017, lead plaintiff filed a consolidated amended complaint seeking similar relief. This new complaint asserted additional allegations and added the Company's Chief Executive Officer, Kevin G. Guest, and Chief Financial Officer, G. Douglas Hekking, as defendants. On September 18, 2017, the Company filed a motion to dismiss the amended complaint, and briefing was completed on November 8, 2017. The motion to dismiss was argued on April 25, 2018. On October 16, 2018, the United States District Court for the District of Utah dismissed the action with prejudice.

3.
Employee Benefit Plan

        In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $1,594, $1,794, and $2,016 for the years ended 2016, 2017, and 2018, respectively.

        The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.

NOTE K—EQUITY-BASED COMPENSATION

        Equity-based compensation expense was $16,542, $15,482, and $14,955 for fiscal years 2016, 2017, and 2018, respectively. The related tax benefit for these periods was $5,540, $5,144, and $2,777, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 29, 2018. This table does not include an estimate for future grants that may be issued.

2019	$12,186
2020	6,566
2021	4,768
2022	277

$23,797

        The cost above is expected to be recognized over a weighted-average period of 1.71 years.

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

        At the inception of the 2015 Plan, 13,839 awards had been granted under the 2006 Plan, of which 13,595 were stock-settled stock appreciation rights, 15 were stock options, and 229 were deferred stock units. Also, at the inception of the 2015 Plan, 2,551 awards had been forfeited. Under the 2015 Plan, 10,000 shares have been authorized. As of December 29, 2018, 3,009 awards had been granted under the 2015 Plan, of which 2,752 were stock-settled stock appreciation rights, and 257 were restricted stock awards. Also, as of December 29, 2018, a total of 889 awards had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.

Stock-Settled Stock Appreciation Rights

        The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. Beginning in 2015, certain new grants of stock-settled stock appreciation rights became subject to a mandatory post-vesting holding requirement of 10% of the shares derived upon exercise for the sooner of five years following the exercise or at such time the grantee no longer qualifies as a participant under the Plan. As a result of this requirement, the Company has included an illiquidity discount in the fair value calculation of these awards. The weighted-average fair value, of stock-settled stock appreciation rights granted in 2016 was $22.99. There were no stock-settled stock appreciation rights granted in 2017 or 2018.

        Stock-settled stock appreciation rights granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, generally vest 25% each year on the anniversary of the grant date and expire four and one-half years from the date of grant.

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

	Year ended
	2016	2017	2018
Expected volatility(1)	47.5%	N/A	N/A
Risk-free interest rate(2)	1.1%	N/A	N/A
Expected life(3)	3.7 yrs.	N/A	N/A
Expected dividend yield(4)	0.0%	N/A	N/A
Weighted-average exercise price(5)	$63.16	N/A	N/A

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

(5)
Exercise price is the closing price of the Company's common stock on the date of grant.

        A summary of the Company's stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 30, 2017	2,290	$62.49	2.6	$26,703
Granted	—	—
Exercised	(880)	56.81
Forfeited	(94)	64.97
Expired	—	—

Outstanding at December 29, 2018	1,316	$66.07	1.8	$64,359

Exercisable at December 29, 2018	329	$67.60	1.5	$15,578

*
Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company's common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company's common stock at December 30, 2017, and December 29, 2018, was $74.05 and $114.96, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        The total intrinsic value of stock-settled stock appreciation rights exercised was $38,198, $25,424, and $46,224, for the years ended 2016, 2017 and 2018, respectively. The total fair value of stock-settled stock appreciation rights that vested was $11,481, $14,126, and $17,614, for the years ended 2016, 2017, and 2018 respectively.

        During the year ended December 30, 2017 and December 29, 2018, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company's tax withholding obligation. This resulted in a reduction to additional paid-in capital of $316 and $154 for the years ended 2017 and 2018, respectively.

Restricted Stock Awards

        Restricted stock awards include stock-settled and cash-settled restricted stock units granted to the Company's officers and key employees, and deferred stock units granted to non-employee directors. Restricted stock units are granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, and generally vest 25% each year on the anniversary of the grant date. Awards of deferred stock units granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. Upon vesting, holders of stock-settled restricted stock units and deferred stock units are entitled to receive shares of the Company's common stock on a one-for-one basis. Holders of cash-settled restricted stock units are entitled to receive cash payments equivalent to the number of awards held, valued at the closing market price on the vest date. The fair value of restricted stock awards is determined based on the Company's closing stock price on the date of grant. Cash-settled restricted stock units are accounted for as liability awards and fair value is remeasured to current fair value at each reporting date until the award is settled at vesting. Restricted stock awards are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

        A summary of the Company's stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at December 30, 2017	92	$59.42
Granted	135	73.25
Vested	(25)	63.52
Forfeited	(6)	61.36

Outstanding at December 29, 2018	196	$68.22

        During the year ended December 29, 2018, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company's tax withholding obligation. This resulted in a $655 reduction to additional paid-in capital.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 30, 2017	—	$—
Granted	1	107.29
Vested	—	—
Forfeited	—	—

Nonvested at December 29, 2018	1	$107.29

        The total fair value of liability awards outstanding at December 29, 2018 was $98.

        A summary of the Company's deferred stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 30, 2017	3	$60.24
Granted	—	—
Vested	(3)	60.24
Forfeited	—	—

Nonvested at December 29, 2018	—	$—

        The number of deferred stock units vested and unreleased totaled 24 as of December 30, 2017 and December 29, 2018, respectively.

        The total fair value of deferred stock units that vested was $962, $638, and $290, for the years ended 2016, 2017, and 2018 respectively. The total fair value of restricted stock units that vested in 2018 was $2,395. There were no restricted stock units that vested during 2016 and 2017.

NOTE L—SEGMENT INFORMATION

        USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a global direct selling system of independent distributors ("Associates"). As such, management aggregates its operating segments into one reportable segment as management believes that the Company's segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single Associate accounted for 10% or more of net sales for the periods

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company's nutritional and personal care products for the periods indicated.

	Year Ended
	2016	2017	2018
USANA Nutritionals	83%	83%	82%
USANA Foods	10%	9%	9%
Personal care/Skincare
Sensé—beautiful science	6%	6%	3%
Celavive(1)	N/A	N/A	5%

        Selected financial information for the Company is presented for two geographic regions: Asia Pacific, with three sub-regions under Asia Pacific, and Americas and Europe. Individual markets are categorized into these regions as follows:

  •
  Asia Pacific—

  •
  Greater China—Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd. our wholly-owned subsidiary.

  •
  Southeast Asia Pacific—Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia. We commenced operations in Indonesia in the fourth quarter of 2015.

  •
  North Asia—Japan and South Korea

  •
  Americas and Europe—United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(2), Spain(2), Italy(2), Romania(2), Belgium, and the Netherlands.

(1)
The Company launched Celavive in every market except China in the first quarter of 2018 and launched in China late in the third quarter of 2018.

(2)
We commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

Selected Financial Information

        Financial information, presented by geographic region is listed below:

	Year Ended
	2016	2017	2018
Net Sales to External Customers
Asia Pacific
Greater China	$502,299	$546,777	$654,394
Southeast Asia Pacific	206,124	205,289	225,469
North Asia	46,023	58,376	76,720

Asia Pacific Total	754,446	810,442	956,583
Americas and Europe	251,637	236,823	232,665

Consolidated Total	$1,006,083	$1,047,265	$1,189,248

	December 30, 2017	December 29, 2018
Long-lived Assets
Asia Pacific
Greater China	$98,641	$92,062
Southeast Asia Pacific	14,603	13,042
North Asia	1,908	3,311

Asia Pacific Total	115,152	108,415
Americas and Europe	61,099	50,365

Consolidated Total	$176,251	$158,780

Total Assets
Asia Pacific
Greater China	$289,463	$301,498
Southeast Asia Pacific	49,444	45,495
North Asia	13,234	14,186

Asia Pacific Total	352,141	361,179
Americas and Europe	167,128	193,284

Consolidated Total	$519,269	$554,463

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION (Continued)

        The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2016	2017	2018
Net sales:
China	$437,386	$482,965	$586,518
United States	$130,427	$121,056	$116,299
Long-lived Assets:
China		$96,248	$89,509
United States		$59,589	$49,195

NOTE M—QUARTERLY FINANCIAL RESULTS (Unaudited)

        The following table summarizes quarterly financial information for fiscal years 2017 and 2018.

2017	First	Second	Third	Fourth
Net sales	$255,323	$257,063	$261,765	$273,114
Gross profit	$212,669	$213,161	$214,630	$227,401
Net earnings (loss)	$21,358	$23,259	$23,769	$(5,851)
Earnings (Loss) per share:
Basic	$0.87	$0.95	$0.98	$(0.24)
Diluted	$0.86	$0.93	$0.97	$(0.24)

2018	First	Second	Third	Fourth
Net sales	$291,998	$301,460	$296,767	$299,023
Gross profit	$242,623	$251,469	$244,890	$249,556
Net earnings	$28,946	$33,907	$31,040	$32,331
Earnings per share:
Basic	$1.20	$1.40	$1.28	$1.35
Diluted	$1.19	$1.36	$1.24	$1.32

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE N—EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the periods indicated:

	Year Ended
	2016	2017	2018
Net earnings available to common shareholders	$100,041	$62,535	$126,224

Weighted average common shares outstanding—basic	24,185	24,349	24,105
Dilutive effect of in-the-money equity awards	862	359	537

Weighted average common shares outstanding—diluted	25,047	24,708	24,642

Earnings per common share from net earnings—basic	$4.14	$2.57	$5.24

Earnings per common share from net earnings—diluted	$3.99	$2.53	$5.12

        Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2016	2017	2018
2,242	2,060	451

        Subsequent to December 29, 2018, and through February 22, 2019, the Company repurchased and retired 284 shares of common stock for $30,000, at an average market price of $105.78 per share.

NOTE O—RELATED-PARTY TRANSACTIONS

        The Company's Founder and Chairman of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of December 29, 2018, Gull Global, Ltd. owned 42.12% of the Company's issued and outstanding shares. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz's private entity, Sanoviv S.A. de C.V. ("Sanoviv"), contracts with Amarevita S DE RL DE CV (formerly Medicis, S.C.) ("Amarevita"), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Amarevita and Amarevita carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Amarevita medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

        Amarevita performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Amarevita provides physicians and other medical staff to speak at USANA Associate events. Finally, Amarevita performs health assessments and physical examinations for the Company's Executives. In consideration for these services, USANA paid Amarevita $322, $337, and $162 in 2016, 2017, and 2018, respectively. The Company's agreements with Amarevita were approved by the Audit Committee in advance of the Company's entry into the agreements. USANA's collaboration with Amarevita is terminable at will by USANA at any time, without any continuing commitment by USANA.

        The Company has had a long-standing relationship with Drive Marketing, a promotional product distributor located in Sandy, Utah. Drive Marketing provides the Company with customized products for Associate recognition. The Company paid Drive Marketing $523, $781, and $804 in 2016, 2017 and 2018, respectively. Nathan Guest is a sales representative for Drive Marketing's various direct selling accounts, including the Company's account. Nathan Guest is the son of Kevin Guest, the Company's CEO. Drive Marketing is one of many promotional product distributors utilized by the Company. The Company's relationship with Drive Marketing is terminable at will by the Company at any time without any continuing commitment.

        The Company has had a long standing contractual relationship with Shane Farmer, the sole owner of Dark Horse Rowing, LLC located in San Diego, California. Mr. Farmer provides consulting and other advisory services to the Company related to its development of nutritional products. The Company paid Dark Horse Rowing, LLC $136, $135, and $136 in 2016, 2017 and 2018, respectively. During 2017, Shane Farmer became the stepson of Dr. Wentz, the Company's founder and Chairman of the Board. Mr. Farmer is one of many consultants and experts utilized by the Company to advise on nutrition. The Company's relationship with Dark Horse Rowing is terminable at will by the Company at any time without any continuing commitment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
December 31, 2016
Allowance for sales returns	$521	213	—	38	$696
Allowance for doubtful accounts	$1,936	220	—	1,413	$743
Valuation allowance—deferred tax assets	$607	33	—	—	$640
December 30, 2017
Allowance for sales returns	$696	44	—	108	$632
Allowance for doubtful accounts	$743	14	—	432	$325
Valuation allowance—deferred tax assets	$640	13,340	—	—	$13,980
December 29, 2018
Allowance for sales returns	$632	307	—	100	$839
Allowance for doubtful accounts	$325	8	—	194	$139
Valuation allowance—deferred tax assets	$13,980	30,219	—	—	$44,199