Form 10-Q
period 2019-03-30
USANA HEALTH SCIENCES INC
filed 2019-05-07
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35024

USANA HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0500306
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3838 West Parkway Blvd., Salt Lake City, Utah	84120
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	USNA	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock as of May 3, 2019 was 23,338,643

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 29,	March 30,
	2018	2019

ASSETS
Current assets
Cash and cash equivalents	$214,326	$225,041
Securities held-to-maturity	63,539	26,854
Inventories	81,948	86,465
Prepaid expenses and other current assets	32,522	31,819
Total current assets	392,335	370,179

Property and equipment, net	92,025	91,994

Goodwill	16,815	17,073
Intangible assets, net	31,811	32,227
Deferred tax assets	3,348	3,249
Other assets	18,129	36,861
	$554,463	$551,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,947	$11,700
Other current liabilities	138,739	118,292
Total current liabilities	148,686	129,992

Deferred tax liabilities	13,367	17,507
Other long-term liabilities	1,264	12,867

Stockholders’ equity
Common stock, $0.001 par value; Authorized — 50,000 shares, issued and outstanding 23,567 as of December 29, 2018 and 23,335 as of March 30, 2019	24	23
Additional paid-in capital	72,008	69,100
Retained earnings	329,501	329,001
Accumulated other comprehensive income (loss)	(10,387)	(6,907)
Total stockholders’ equity	391,146	391,217
	$554,463	$551,583

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31,	March 30,
	2018	2019
Net sales	$291,998	$272,990
Cost of sales	49,375	45,901

Gross profit	242,623	227,089

Operating expenses:
Associate incentives	129,362	122,530
Selling, general and administrative	70,132	69,555

Total operating expenses	199,494	192,085

Earnings from operations	43,129	35,004

Other income (expense):
Interest income	840	1,484
Interest expense	(10)	(12)
Other, net	32	(182)

Other income (expense), net	862	1,290

Earnings before income taxes	43,991	36,294

Income taxes	15,045	12,122

Net earnings	$28,946	$24,172

Earnings per common share
Basic	$1.20	$1.03
Diluted	$1.19	$1.01

Weighted average common shares outstanding
Basic	24,074	23,484
Diluted	24,273	23,927

Comprehensive income:

Net earnings	$28,946	$24,172

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,814	4,774
Tax benefit (expense) related to foreign currency translation adjustment	(540)	(1,294)

Other comprehensive income (loss), net of tax	7,274	3,480

Comprehensive income	$36,220	$27,652

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 31, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994

Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				28,946		28,946
Other comprehensive income (loss), net of tax					7,274	7,274
Equity-based compensation expense			3,805			3,805
Common stock repurchased and retired	(39)	—	(605)	(2,338)		(2,943)
Common stock issued under equity award plans	114	—				—
Tax withholding for net-share settled equity awards			(308)			(308)

Balance at March 31, 2018	24,099	$24	$79,434	$315,672	$5,848	$400,978

For the three months ended March 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				24,172		24,172
Other comprehensive income (loss), net of tax					3,480	3,480
Equity-based compensation expense			3,832			3,832
Common stock repurchased and retired	(284)	(1)	(5,327)	(24,672)		(30,000)
Common stock issued under equity award plans	52	—				—
Tax withholding for net-share settled equity awards			(1,413)			(1,413)

Balance at March 30, 2019	23,335	$23	$69,100	$329,001	$(6,907)	$391,217

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,	March 30,
	2018	2019
Cash flows from operating activities
Net earnings	$28,946	$24,172
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	4,531	3,866
Right-of-use asset amortization	—	2,023
(Gain) loss on sale of property and equipment	1,782	23
Equity-based compensation expense	3,805	3,832
Deferred income taxes	3,102	3,048
Changes in operating assets and liabilities:
Inventories	(4,469)	(3,630)
Prepaid expenses and other assets	(3,379)	1,480
Accounts payable	649	1,750
Other liabilities	(15,449)	(31,043)

Net cash provided by (used in) operating activities	19,518	5,521

Cash flows from investing activities
Receipts on notes receivable	301	55
Payments for net investment hedge	—	(1,660)
Maturities of investment securities	—	36,685
Proceeds from sale of property and equipment	35	6
Purchases of property and equipment	(2,948)	(2,577)

Net cash provided by (used in) investing activities	(2,612)	32,509

Cash flows from financing activities
Repurchase of common stock	(2,943)	(30,000)
Borrowings on line of credit	—	5,000
Payments on line of credit	—	(5,000)
Payments related to tax withholding for net-share settled equity awards	(308)	(1,413)

Net cash provided by (used in) financing activities	(3,251)	(31,413)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,519	4,170

Net increase (decrease) in cash, cash equivalents and restricted cash	19,174	10,787

Cash, cash equivalents, and restricted cash, at beginning of period	250,535	217,234

Cash, cash equivalents, and restricted cash at end of period	$269,709	$228,021

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and equivalents	$266,197	$225,041
Restricted cash included in prepaid expenses and other current assets	330	—
Restricted cash included in other assets	3,182	2,980
Total cash, cash equivalents, and restricted cash	$269,709	$228,021

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2	$5
Income taxes	19,495	10,163
Cash received during the period for:
Income tax refund	49	5,095
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	—	20,286
Non-cash investing activities:
Accrued purchases of property and equipment	159	251

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care/skincare products that are sold internationally through a global network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of USANA Health Sciences, Inc., a Utah corporation and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe.  Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan, and South Korea.  Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 29, 2018, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of March 30, 2019 and results of operations for the three months ended March 31, 2018 and March 30, 2019.

The interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.  The results of operations for the three months ended March 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).”  ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Additionally, the ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The update requires lessees to apply a modified retrospective approach for recognition and disclosure, beginning with the earliest period presented. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842)”—Targeted Improvements, which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

The Company adopted Topic 842 in the first quarter of 2019, using the transition method per ASU 2018-11.  Accordingly, all periods prior to December 30, 2018 were presented in accordance with the previous Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented.  As a result of the adoption on December 30, 2018, the Company, recorded operating lease right-of-use (“ROU”) assets of $19,671 and operating lease liabilities of $20,010 (of which, $7,120 was current and $12,890 was non-current) on the Company’s balance sheet for facility and equipment lease agreements.  Additionally, the Company has prepaid land use rights related to production facilities in China of $6,853 that were reclassified to ROU assets.  The Company utilized the incremental borrowing rate for the remaining lease term and remaining minimum rental payments for the calculation of the lease liability at the adoption date.  Consistent with the treatment under Topic 840, the Company has excluded the portion of fixed rental payments attributable to executory costs such as taxes, insurance and maintenance in the determination of the future minimum rental payments for purposes of calculation of the lease liability at the adoption date.  The Company does not have significant finance leases.

As part of the adoption of Topic 842, the Company made the following practical expedient elections:

•                  The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases

•                  The Company did not elect the hindsight practical expedient, for all leases.

•                  The Company did not elect the land easement practical expedient.

The adoption of Topic 842 had a material impact to the Company’s consolidated balance sheets, but did not materially impact the Company’s consolidated statements of comprehensive income.  The most significant changes to the consolidated balance sheets relate to the recognition of new ROU assets and lease liabilities for operating leases. The adoption of Topic 842 also had no material impact on operating, investing, or financing cash flows in the consolidated statement of cash flows. However, Topic 842 has affected the Company’s disclosures about noncash activities relating to the initial recognition of ROU assets and lease liabilities. Additionally, the Company’s lease-related disclosures have increased as of and for the period ended March 30, 2019.  See Note B - Operating Leases for additional information regarding the Company’s lease policies under the new standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company adopted ASU 2017-12 during the quarter ended March 30, 2019 and the adoption of the standard did not have an impact on its consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A — ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

Issued accounting pronouncements not yet adopted

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. For public business entities, the amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date.  The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

NOTE B — OPERATING LEASES

With the exception of the Company’s headquarters in Salt Lake City, Utah and its facilities in New South Wales, Australia, and in Beijing and Tianjin, China, the Company generally leases its facilities.  Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expire prior to or during 2026.  In connection with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights that are considered under the guidance for lease accounting.  The Company utilizes equipment under non-cancelable operating leases, expiring through 2022.

At contract inception, the Company determines whether an arrangement is or contains a lease and whether the lease should be classified as an operating or a financing lease.  A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration.  Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset.  ROU assets for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — OPERATING LEASES — CONTINUED

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months.  Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date.  Non-lease components are accounted for separately from the fixed lease component for all leases.  Most of the Company’s leases do not provide an implicit rate that can readily be determined. Therefore, the applied discount rate is based on the Company’s incremental borrowing rate, which is determined using its credit rating and other information available as of the commencement date and is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.  Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option.  The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expense in the Company’s consolidated statements of comprehensive income.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the ROU asset unless doing so would reduce the ROU asset to an amount less than zero, in which case the remaining adjustment would be recorded in the consolidated statements of comprehensive income.

The following table summarizes the classification of lease assets and lease liabilities in the Company’s consolidated balance sheet:

Leases	Classification	March 30, 2019
Assets
ROU operating lease assets, net	Other assets	$24,746

Total ROU assets		$24,746

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$6,764

Non-current:
Operating lease liabilities	Other long-term liabilities	$11,805

Total lease liabilities		$18,569

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B — OPERATING LEASES — CONTINUED

The following table presents supplemental lease information:

March 30, 2019

Lease cost
Operating lease cost	$2,166

Total lease cost	$2,166

Other information

Cash paid for amounts included in the measurement of lease liabilities

Operating cash flows from operating leases	$2,188

ROU assets obtained in exchange for new operating lease liabilities	$615

Weighted-average remaining lease term—operating leases	4.04 yrs.

Weighted-average discount rate—operating leases	3.78%

The following table presents the maturity of the Company’s lease liabilities as of March 30, 2019.

Year ending
Remainder of 2019	$5,752
2020	6,065
2021	3,703
2022	1,692
2023	1,584
Thereafter	2,610

$21,406

Less: imputed interest	$(2,837)

Present value	$18,569

The future minimum commitments under operating leases at December 29, 2018 having a non-cancelable term in excess of one year as determined prior to the adoption of Topic 842 are as follows:

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
		Inputs
	December 29, 2018	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$129,449	$129,449	$—	$—
Foreign currency contracts included in other current liabilities	(309)	—	(309)	—

	$129,140	$129,449	$(309)	$—

		Fair Value Measurements Using
		Inputs
	March 30, 2019	Level 1	Level 2	Level 3

Money market funds included in cash equivalents	$141,120	$141,120	$—	$—
Net investment hedge included in prepaid expenses and other current assets	674	—	674	—
Foreign currency contracts included in prepaid expenses and other current assets	208	—	208	—

	$142,002	$141,120	$882	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, property and equipment, and ROU assets are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.  At December 29, 2018 and March 30, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

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

Securities held-to-maturity consist of corporate bonds. The fair value of corporate bonds are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data, which is considered to be a Level 2 input. The carrying values of these corporate bonds approximate their fair values due to their short-term maturities.

NOTE D — INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities held-to-maturity by major security type and class of security were as follows:

	As of December 29, 2018
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Corporate bonds	$57,554	$1	$(46)	$57,509
Commercial Paper	5,985	—	—	5,985

Total HTM Securities	$63,539	$1	$(46)	$63,494

	As of March 30, 2019
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value

Corporate bonds	$26,854	$5	$(3)	$26,856

Total securities held-to-maturity	$26,854	$5	$(3)	$26,856

All held-to-maturity securities as of March 30, 2019 mature within one year.

NOTE E — INVENTORIES

Inventories consist of the following:

	December 29,	March 30,
	2018	2019
Raw materials	$19,502	$22,336
Work in progress	14,485	11,755
Finished goods	47,961	52,374

	$81,948	$86,465

NOTE F — REVENUE CONTRACT LIABILITIES

Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.  A majority of the Company’s sales are for products sold at a point in time and shipped to customers, for which control is transferred as goods are delivered to the third party carrier for shipment.  The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. Contract liabilities, which are recorded within Other current liabilities in the consolidated balance sheets, primarily relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where control is transferred over time as services are delivered.

Disaggregation of revenue by geographical region and major product line is included in Segment Information in Note K.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F — REVENUE CONTRACT LIABILITIES

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	December 29,	March 30,
	2018	2019
Contract liabilities at beginning of period	$14,417	$15,055
Increase due to deferral of revenue at period end	15,055	14,191
Decrease due to beginning contract liabilities recognized as revenue	(14,417)	(14,291)

Contract liabilities at end of period	$15,055	$14,955

NOTE G — LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America (‘Bank”).  Interest is computed at the Bank’s Prime Rate or a LIBOR plus rate, adjusted by features specified in the Credit Agreement.  The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a separate pledge agreement with the Bank.  On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with the Bank, which extends the term of the Credit Agreement to April 27, 2021 and increases the Company’s consolidated rolling four-quarter adjusted EBITDA covenant to $100,000 or greater and its ratio of consolidated funded debt to adjusted EBITDA of equal to or less than 2.0 to 1.0 at the end of each quarter.

The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses.  Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the Credit Agreement.  This resulted in a $6,619 and $6,001 reduction in the available borrowing limit as of December 29, 2018 and March 30, 2019, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 29, 2018 or at March 30, 2019.  The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

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

The Company periodically uses derivative hedging instruments to hedge its net investment in its non U.S. subsidiaries designed to hedge a portion of the foreign currency exposure that arises on translation of the foreign subsidiaries into U.S. dollars. Initially, the Company records derivative assets on a gross basis in our consolidated balance sheets. Subsequently the fair value of derivatives is measured for each reporting period.  The effective portion of gains and losses attributable to these net investment hedges is recorded to foreign currency translation adjustment (“FCTA”) within accumulated other comprehensive income (loss) (“AOCI”) to offset the change in the carrying value of the net investment being hedged, and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated.

As of December 29, 2018, there were no derivatives outstanding for which the Company has applied hedge accounting.  During the first quarter of 2019, the Company entered into a European option designated as a net investment hedge with a notional value of $110,000.  As of March 30, 2019, the Company had recorded an unrealized a loss of $986, which is recorded to FCTA within AOCI.  The Company assessed hedge effectiveness under the forward rate method, determining the hedging instrument was highly effective.

NOTE J— COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share (“EPS”) are based on the weighted-average number of shares outstanding for each period. Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic EPS based on the time they were outstanding in any period. Diluted earnings per common share are based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares. Shares that are included in the diluted EPS calculations under the treasury stock method include equity awards that are in-the-money but have not yet been exercised.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J— COMMON STOCK AND EARNINGS PER SHARE - CONTINUED

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted earnings per share for the periods indicated:

	Quarter Ended
	March 31,	March 30,
	2018	2019

Net earnings available to common shareholders	$28,946	$24,172

Weighted average common shares outstanding - basic	24,074	23,484

Dilutive effect of in-the-money equity awards	199	443

Weighted average common shares outstanding - diluted	24,273	23,927

Earnings per common share from net earnings - basic	$1.20	$1.03

Earnings per common share from net earnings - diluted	$1.19	$1.01

Equity awards consisting of stock-settled stock appreciation rights and restricted stock awards, for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
March 31,	March 30,
2018	2019
1,802	105

During the quarters ended March 31, 2018 and March 30, 2019, the Company repurchased and retired 39 shares and 284 shares for $2,943 and $30,000, respectively, under the Company’s share repurchase plan.  The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of March 30, 2019, the remaining authorized repurchase amount under the stock repurchase plan was $40,216.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

On April 30, 2019, the Company’s Board of Directors authorized an increase in the repurchase amount under its share repurchase plan to a total of $150,000.  The authorization includes the $40,216 that was remaining under the prior authorization at March 30, 2019.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care/skincare products that are sold through a global network marketing system of independent distributors (“Associates”).  The Company aggregates its operating segments into one reportable segment as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics.  Performance for a region or market is evaluated based on sales.  No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritional, foods, and personal care/skincare products for the periods indicated.

	Quarter Ended
	March 31,	March 30,
	2018	2019

USANA® Nutritionals	83%	84%
USANA Foods	8%	8%
Personal care/Skincare
Sensé — beautiful science®	4%	1%
Celavive®(1)	4%	6%

(1) The Company launched Celavive® in every market except China in the first quarter of 2018 and launched in China late in the third quarter of 2018.

Selected financial information for the Company is presented for two geographic regions: Asia Pacific (with three sub-regions), and Americas and Europe.  Individual markets are categorized into these regions as follows:

•                  Asia Pacific —

•                  Greater China — Hong Kong, Taiwan and China.  Our business in China is conducted by BabyCare Holding, Ltd.  (“BabyCare”), our wholly-owned subsidiary;

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

•                  North Asia — Japan and South Korea;

•                 Americas and Europe — United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(2), Spain(2), Italy(2), Romania(2), Belgium, and the Netherlands

(2) The Company commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE K — SEGMENT INFORMATION - CONTINUED

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended
	March 31,	March 30,
	2018	2019
Net Sales to External Customers

Asia Pacific
Greater China	$157,808	$144,153
Southeast Asia Pacific	56,228	54,515
North Asia	18,084	22,228
Asia Pacific Total	232,120	220,896

Americas and Europe	59,878	52,094

Consolidated Total	$291,998	$272,990

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended
	March 31,	March 30,
	2018	2019

Net sales:
China	$140,592	$127,372

	As of
	December 29,	March 30,
	2018	2019
Long-lived assets:
China	$89,509	$95,386
United States	$49,195	$49,875

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this report, with a narrative from the perspective of management.  The following discussion and analysis of our financial condition and results of operations is presented in five sections:

•                  Overview

•                  Customers

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements and Certain Risks

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2018, and our other filings, including Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional, personal care and skincare products that we distribute internationally through a network marketing system, which is a form of direct selling.  We have chosen this distribution method as we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world.  Our customer base comprises two types of customers: “Associates” and “Preferred Customers,” referred to together collectively in this report as “active Customers.”  Our Associates also sell products to retail customers and share in our company vision by acting as independent distributors of our products, in addition to purchasing our products for their personal use.  Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products.  As of March 30, 2019, we had approximately 586,000 active Customers worldwide.  For purposes of this report, we only count as active Customers those Associates and Preferred Customers who have purchased products from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•                  Asia Pacific:

•                  Greater China — Hong Kong, Taiwan, and China.  Our business in China is conducted by BabyCare, our wholly-owned subsidiary;

•                  Southeast Asia Pacific — Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia

•                  North Asia — Japan and South Korea;

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

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	March 31, 2018	March 30, 2019

Product Line
USANA® Nutritionals
Essentials/CellSentials	18%	19%
Optimizers	65%	65%
USANA Foods	8%	8%
Personal care/Skincare
Sensé — beautiful science®	4%	1%
Celavive®(1)	4%	6%
All Other	1%	1%

Key Product
USANA® Essentials/CellSentials	12%	12%
Proflavanol®	11%	11%
BiOmega-3™	14%	15%

(1)         We launched Celavive® in every market except China in the first quarter of 2018 and launched in China late in the third quarter of 2018.

We believe that our ability to attract and retain active Customers is positively influenced by a number of factors, including our high-quality product offerings and the general public’s heightened awareness and understanding of the connection between diet and long-term health.  Additionally, we believe that our Associate compensation plan and the general public’s growing desire for a secondary source of income and small business ownership are key to our ability to attract and retain Associates.  We periodically make changes to our Compensation Plan in an effort to ensure that our plan is among the most competitive in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings.  Additionally, the initiatives we are executing under our customer experience, and our social media and sharing strategies are designed to promote active Customer growth.

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar.  During the three months ended March 30, 2019, net sales outside of the United States represented 90.8% of consolidated net sales.  In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both.  Our primary focus continues to be increasing the number of active Customers.  We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates account for approximately 59% of product sales during the three months ended March 30, 2019; the remainder of our sales are to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The tables below summarize the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated.

	Total Active Customers by Region
	As of		As of		Change from	Percent
	March 31, 2018		March 30, 2019		Prior Year	Change

Asia Pacific:
Greater China	302,000	51.6%	304,000	51.9%	2,000	0.7%
Southeast Asia Pacific	109,000	18.6%	111,000	18.9%	2,000	1.8%
North Asia	35,000	6.0%	44,000	7.5%	9,000	25.7%
Asia Pacific Total	446,000	76.2%	459,000	78.3%	13,000	2.9%

Americas and Europe	139,000	23.8%	127,000	21.7%	(12,000)	(8.6)%

	585,000	100.0%	586,000	100.0%	1,000	0.2%

Non-GAAP Financial Measures

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations.  We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.  We provide non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP.  This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

We use constant currency net sales, local currency net sales, earnings, diluted EPS and other currency-related financial information terms used to discuss our financial results in this report that are non-GAAP financial measures to remove the impact of fluctuations in foreign-currency exchange rates and to help facilitate period-to-period comparisons of our results of operations and thus provide investors an additional perspective on trends and underlying business results.  Changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates.  As additional information to the reader, we provide constant currency assessments in this MD&A to remove or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency Financial Results are calculated by translating the current period’s Financial Results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s Financial Results.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2019 decreased 6.5% to $273.0 million, a decrease of $19.0 million, compared with the first quarter of 2018.  This decrease resulted from (i) a lack of promotional activity around the world during the quarter; (ii) negative media in China regarding the health products and direct sales industries, which was associated with the Chinese government’s 100-day review of these industries during the quarter; and (iii) a negative impact of $13.3 million related to unfavorable changes in currency exchange rates.

Although our 2019 operating plan contains escalating promotional activity throughout 2019, it contained very little activity during the first quarter. This was the case because we align our annual operating plan and promotional calendar to offer additional promotions and incentives at strategic times throughout the year to drive momentum.  While we believed the plan as a whole was well developed, the lack of promotional activity during the first quarter had a more significant impact on our worldwide momentum than we anticipated.  Promotional activity in our various markets is commencing in the second quarter of 2019 and the intent of this activity is to generate sales and customer growth around the world.  While we believe that we will begin to see positive results from this activity during the second quarter of 2019, we believe our results will accelerate during the second half of 2019.

Our results for the first quarter were also negatively affected by media coverage in China associated with the Chinese government’s 100-day review of the health products and direct selling industries that occurred during the quarter. This volume of negative media coverage regarding our industry was unanticipated and slowed the productivity of our Associates, generated skepticism amongst customers and potential customers, all of which adversely affected our sales in China for the quarter.  The Chinese government’s 100-day review of these industries concluded in April 2019, and we expect to see a more typical operating environment in China going forward.  While we believe that we will begin to see progress in China during the second quarter of 2019, we believe that our results in China will further accelerate during the second half of the year.

Net earnings for the first quarter of 2019 were $24.2 million, a decrease of 16.5%, compared with $28.9 million during the prior-year period. The decrease in net earnings was the result of lower net sales, and higher relative operating expenses.

Quarters Ended March 31, 2018 and March 30, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

								Percent
	Net Sales by Region							change
	(in thousands)						Currency	excluding
	Quarter Ended				Change from	Percent	impact on	currency
	March 31, 2018		March 30, 2019		prior year	change	sales	impact
Asia Pacific
Greater China	$157,808	54.0%	$144,153	52.8%	$(13,655)	(8.7)%	$(8,252)	(3.4)%
Southeast Asia Pacific	56,228	19.3%	54,515	20.0%	(1,713)	(3.0)%	(2,566)	1.5%
North Asia	18,084	6.2%	22,228	8.1%	4,144	22.9%	(1,074)	28.9%
Asia Pacific Total	232,120	79.5%	220,896	80.9%	(11,224)	(4.8)%	(11,892)	0.3%

Americas and Europe	59,878	20.5%	52,094	19.1%	(7,784)	(13.0)%	(1,412)	(10.6)%

	$291,998	100.0%	$272,990	100.0%	$(19,008)	(6.5)%	$(13,304)	(2.0)%

Asia Pacific:  The decrease in constant currency net sales in Greater China was driven largely by a sales decline in Mainland China, where local currency net sales decreased 3.9%.  The decrease in constant currency net sales in Southeast Asia Pacific was driven by local currency declines in several markets, including Australia and Singapore, which declined 7.0% and 13.0%, respectively.  These decreases were partially offset by local currency increases in the Philippines and Thailand, which increased 20.6% and 25.8%, respectively.  Growth in South Korea, where local currency net sales increased 30.3% and the number of active Customers increased 27.3% continues to drive the increase in constant currency net sales in North Asia.

Americas and Europe:  The decrease in constant currency net sales in this region was driven by decreases in several markets.  Sales decreased 12.2% in the U.S., 9.2% in Canada, and 17.9% in Mexico during the quarter. During fiscal year 2019, we will introduce several new, trial initiatives in the United States, which are intended to improve our customer experience and simplify our incentive offering to our sales force.  We believe that these incentives will help generate sales and customer growth in the United States and potentially other markets in this region.

Gross Profit

Gross profit increased 10 basis points to 83.2% of net sales for the first quarter of 2019, from 83.1% in the prior year.  This increase can be attributed to (i) lower scrap reserves, (ii) lower conversion costs resulting from higher production levels, (iii) price changes, and (iv) favorable changes in sales mix by market.  These increases were partially offset by (i) costs associated with our Celavive® skincare line, which carries a higher relative cost than our previous skincare line, (ii) leverage lost on fixed period costs associated with lower sales, and (iii) an unfavorable change in currency exchange rates.  With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S.-manufactured inventory that is transferred to our other international subsidiaries.

Associate Incentives

Associate incentives increased 60 basis points to 44.9% of net sales for the first quarter of 2019, compared with 44.3% in the prior year.  The relative increase can be attributed to a typical pattern of modestly higher commissions and bonuses in periods of softer sales performance.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expense decreased $0.6 million during the first quarter of 2019 when compared with the same period of the prior year.  This decrease is due to the lower spend in the quarter on information technology systems and infrastructure, partially offset by increased advertising expense.

Income Taxes

Income taxes were 33.4% of earnings in the first quarter of 2019 compared with 34.2% of earnings in the prior year.  This small improvement is due primarily to recognition of tax benefits from equity award exercises that occurred in the first quarter of 2019.

Diluted Earnings Per Share

Diluted EPS decreased 15.1% in the first quarter of 2019 when compared with the prior-year quarter.  This decrease was due to lower net earnings offset, in part, by a lower diluted share count.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements using both net cash flow from operations and drawing periodically on our line of credit.  Our principal source of liquidity is our operating cash flow.  Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets.  In China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) results in transfer and remittance of our profits and dividends from China to the United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from China may be limited in the future.

We have typically generated positive cash flow due to our strong operating margins.  Net cash flow from operating activities totaled $5.5 million in the first three months of 2019.  Items increasing cash flows from operations in the first three months of 2019 include: (i) net earnings, and (ii) adjustments of non-cash items.  These increases were partially offset by cash paid to reduce accrued employee compensation costs and accrued Associate incentives.

Net cash flow from operating activities totaled $19.5 million in the first three months of 2018.  Items increasing cash flows from operations in the first three months of 2018 include: (i) net earnings, and (ii) depreciation related to investment in information technology systems.  These increases were partially offset by (i) payment of accrued employee compensation, (ii) tax payments, and (iii) cash used on inventories.

Cash and cash equivalents and securities held-to-maturity at March 30, 2019, totaled $251.9 million of which, $17.7 million was held as cash and cash equivalents and $26.9 million as securities held-to-maturity in the United States.  Of the remaining $207.3 million held by our international subsidiaries, $175.9 million was concentrated in China.  Cash and cash equivalents and securities held-to-maturity at December 29, 2018, totaled $277.9 million of which, $23.3 million was held as cash and cash equivalents and $63.5 million as securities held-to-maturity in the United States.  Of the remaining $191.1 million held by our international subsidiaries, $157.3 million was held in China.  Net working capital decreased to $240.2 million at March 30, 2019, from $243.6 million at December 29, 2018.  Net working capital was reduced by $6.8 million due to the adoption of the new lease standard under Topic 842.

Line of Credit

Information with respect to our line of credit may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report on Form 10-Q.

Share Repurchase

During the three months ended March 30, 2019, we repurchased 283,600 shares of our common stock for $30.0 million under our share repurchase plan, at an average market price of $105.78 per share.  At March 30, 2019, the remaining authorized repurchase amount under the plan was $40.2 million. There is no expiration date on the repurchase plan and no requirement for future share repurchases.

On April 30, 2019, our Board of Directors authorized an increase in the repurchase amount under the share repurchase plan to a total of $150 million, including the $40.2 million that was remaining under the prior authorization at March 30, 2019.

Off-Balance Sheet Arrangements

None.

Summary

We believe our current cash balances and investments, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future.  If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required.  No assurance can be given, however, that additional financing, if required, would be available to us at all or on favorable terms.  We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons.  Such financing may include the use of additional debt or the sale of additional equity securities.  Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

This report contains, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC including our most recent Annual Report on Form 10-K. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise.

•                 Our ability to attract and maintain a sufficient number of Associates and Preferred Customers;

•                 Our dependence upon a network marketing system to distribute our products and the activities of our independent Associates;

•                 The operation and expansion of our business in China through BabyCare;

•                  Unanticipated effects of changes to our Compensation Plan;

•                 Uncertainties relating to the interpretation and enforcement of applicable laws and regulations, particularly in China, governing direct selling and anti-pyramiding, including for example, changes, if any resulting from the 100-day review concluded in April 2019;

•                 Our inability to obtain or maintain the necessary licenses for our direct selling business in China and elsewhere;

•                 Adverse changes in the Chinese economy;

•                 Challenges associated with our planned expansion into new international markets, delays in commencement of sales or product offerings in such markets, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

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

•                 Reliance on our key management personnel;

•                 Extensive government regulation of our products, manufacturing, and network marketing system;

•                 Potential inability to sustain or manage growth, including the failure to continue to develop new products;

•                 An increase in Associate incentives as a percentage of net revenues;

•                 Our reliance on the use of information technology;

•                 Disruption in operations or increased liability resulting from cybersecurity incidents, data breaches, or failure to comply with data privacy or data security laws and regulations;

•                 The effects of competition from new as well as from established network and direct selling organizations in our key markets;

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

•                  Intellectual property risks;

•                  Liability claims that may arise in connection with our “Athlete Guarantee” program;

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information presented for the year ended December 29, 2018.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2019.

Changes in Internal Control Over Financial Reporting

Beginning December 30, 2018, we implemented ASU 2016-02, “Leases (Topic 842).”  In connection with its adoption, we implemented changes to our processes and internal control activities related to leases to ensure compliance with the new accounting and disclosure rules.

Except for the preceding changes, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2018 Form 10-K filed with the SEC on February 26, 2019.  Except as provided below, the risk factors identified in our 2018 Form 10-K have not changed in any material respect.  The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2018 fiscal year.

Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the government modifies the direct selling regulations, or interprets and enforces the regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.

Our operations in China are conducted by BabyCare, a direct selling company that we indirectly acquired several years ago to facilitate our expansion into China. BabyCare operates in China pursuant to direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, most notably on pyramid selling and multi-level compensation. The laws and regulations are also subject to discretionary interpretation and enforcement by various state, provincial and municipal level officials in China. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations. Regulators in China may also modify the current regulations. As a result, there can be no assurance that the Chinese government’s current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Associates.

The Chinese central government also exercises significant control over the Chinese economy, including through controlling capital, controlling foreign exchange and foreign exchange rates, controlling tax regulations, providing preferential treatment to certain industry segments or companies and issuing required licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and security requirements. Accordingly, any adverse change in the Chinese governmental, economic or other policies could have a material adverse effect on BabyCare’s business in China and our consolidated results of operations.

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

While BabyCare utilizes a business model that has been developed specifically for China’s laws and regulations, BabyCare’s model has not been formally approved by the Chinese government.

BabyCare’s business model has been designed specifically for China’s laws and regulations based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China. Many of the components of BabyCare’s business model are unique to China and are not part of our business model in our markets outside of China. For example, BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations in China; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct sales license; and (d) through independent distributors who are considered independent business owners under Chinese law. BabyCare has not received formal confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling. We cannot be certain that BabyCare’s business model or the activities of its employees, direct sellers or independent distributors will be deemed by Chinese regulatory authorities to be compliant with current or future laws and regulations. If BabyCare’s model is deemed to be in violation of applicable regulations, as they are now or may in the future be interpreted or enforced, BabyCare could be subject to fines, penalties, suspension of its business in China or, ultimately, have its direct selling license revoked by the Chinese government, all of which could have a material adverse impact on our business in China.

BabyCare’s operations in China, and direct selling companies in general, are subject to significant government oversight, scrutiny and monitoring.

Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. These inquiries can arise in a variety of ways, including from complaints from customers, competitors or the media. For example, following various media reports in 2017, certain departments of the Chinese government, including the former State Administration of Industry and Commerce (now SAMR) and MPS, carried out a three-month review of the direct selling industry to investigate alleged violations of the direct selling regulations and anti-pyramiding regulations. Additionally, following media coverage of certain health product companies and direct selling companies in January of 2019, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, carried out a 100-day review of health product and direct selling companies in China. The 100-day review required applicable companies such as BabyCare to conduct a self-assessment of the regulatory compliance of their business (including product regulatory compliance and direct selling regulatory compliance) and to provide information to the government regarding the same. The 100-day review also entailed a review of a company’s regulatory compliance by various departments of the Chinese government. During this review period, the Chinese government, among other things, (i) instructed direct selling companies to not hold large distributor meetings, and (ii) suspended its application review process for direct sales licenses and authorizations.  Although the 100-day review ended on or about April 18, 2019, as of the date of this report the Chinese government has not formally reversed its instruction to direct selling companies regarding holding large distributor meetings, nor started accepting applications for direct sales licenses.  These factors, and others, have contributed to the uncertain regulatory and operating environment in China for BabyCare.

The Chinese government has investigated and imposed significant fines on companies and their distributors believed to have violated direct selling and anti-pyramiding regulations. In some cases, it has even shut such companies down. There have been instances where inquiries or complaints about BabyCare’s business have resulted in warnings from the Chinese government as well as the payment of fines by BabyCare. We expect that BabyCare will continue to face the risk of government inquiries, complaints or investigations, and any determination that BabyCare’s business or the activities of its Associates are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare’s licenses, including its direct selling licenses, all of which could have a material adverse effect on our business and operations. There can be no assurance that the Chinese government’s interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare’s business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

Additionally, the direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. Although we have implemented internal policies that are designed to promote our Associates’ compliance with these regulations, we cannot guarantee that any of our Associates living outside of China or any of BabyCare’s Associates in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations and, therefore, might result in regulatory action and adverse publicity, which would harm our business in China.

BabyCare must apply for and receive government approval to expand its business in China and its ability to expand could be negatively impacted if it is unable to obtain such required approvals.

BabyCare has obtained direct selling licenses in certain provinces and municipalities and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to operate its direct selling business model in

China. While direct selling licenses are centrally issued, the licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Those approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. As of the date of this report, BabyCare has been granted licenses to engage in direct selling in the municipalities and provinces of Beijing, Jiangsu, Shaanxi, and Tianjin. In 2016, BabyCare received preliminary approval from the Chinese government to expand its direct selling business into the following eight additional provinces and municipalities: Liaoning Province, Shandong Province, Shanxi Province, Sichuan Province, Guangdong Province, Dalian City, Qingdao City, and Shenzhen City. Issuance of final direct selling approvals for these municipalities and provinces was contingent upon BabyCare satisfying certain conditions and reporting requirements. Although BabyCare has been working to satisfy these conditions and reporting requirements, we now believe that BabyCare will not be receive the final direct selling approvals for one or more of these eight additional provinces and municipalities under the current applications due to (i) delays by BabyCare in satisfying the conditions, (ii) the reorganization of several departments of the Chinese government in 2018, (iii) the Chinese government’s 100-day review of the direct sales industry, which occurred from early January 2019 through mid-April 2019, and/or (iv) the related suspension of the Chinese government’s application review process for direct sales licenses and approvals in connection with 100-day review. Consequently, if a previously submitted application is not approved, BabyCare will need to reapply for these approvals at some point.  Although the 100-day review has ended, the Chinese government has not started accepting applications for direct sales licenses and approvals, nor indicated if, or when, it will do so.  Due to these factors, and the discretion maintained by the Chinese government, there is no guarantee that BabyCare will be successful in reapplying for these approvals or that the Chinese government will ultimately grant BabyCare a direct sales license in these or other jurisdictions, either of which could adversely affect BabyCare’s business.

Going forward, BabyCare will be required to obtain licenses from municipalities and provinces within China where it does not hold a license. As noted above, although the 100-day review has now ended, the Chinese government has not started accepting applications for direct sales licenses and approvals, nor indicated if, or when, it will do so. If BabyCare is unable to obtain additional direct selling licenses as quickly as we would like, or at all, it would have a negative impact our ability to expand and grow our business in China. If and when the Chinese government again begins to accept direct selling applications and to issue direct sales licenses and authorizations, the process for obtaining the necessary government approvals will likely remain unpredictable, time-consuming and expensive. If the current processes for obtaining approvals are suspended or otherwise delayed for an extended period of time, or indefinitely, these events could have a negative impact on BabyCare’s growth prospects in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct-selling licenses or obtaining additional direct-selling licenses or the required approvals to expand into additional locations in China that are important to its business.

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

During the first several months of 2019, the Chinse government conducted a 100-day review of the health products and direct selling industries in China.  This review was accompanied by significant and persistent negative media coverage in China regarding these industries.  This negative media coverage slowed the productivity of our Associates in China, generated skepticism amongst customers and potential customers and, ultimately, adversely affected our sales in China for the first quarter of 2019. Continued negative media regarding our industry in China could adversely affect our operating results and result in further regulatory scrutiny and investigations in China.

In April 2017, we were the target of an anonymous short-seller blog that contained distortions of fact and misleading information about BabyCare’s business in China.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At March 30, 2019, the authorized amount available for repurchases under the plan was $40.2 million.  On May 1, 2019, our Board of Directors increased the authorized repurchase amount under the plan to $150 million, including the $40.2 million remaining from the prior authorization.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws.  Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC.  There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended March 30, 2019.

Issuer Purchases of Equity Securities

(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal January
(Dec 30, 2018 through Feb. 2, 2019)	0	$0.00	0	$70,216

Fiscal February
(Feb. 3, 2019 through Mar. 2, 2019)	284	$105.78	284	$40,216

Fiscal March
(Mar. 3, 2019 through Mar. 30, 2019)	0	$0.00	0	$40,216

	284		284

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

None.

Item 6.         EXHIBITS

Exhibit
Number	Description

3.2

Second Amended and Restated Bylaws, effective as of March 14, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2019 Exhibit 3.1, File No. 01-35024)

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

Date: May 7, 2019

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer
(Principal Financial Officer)