Form 10-Q
period 2019-06-29
USANA HEALTH SCIENCES INC
filed 2019-08-06
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-35024

______________________

USANA HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0500306
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

______________________

3838 West Parkway Blvd., Salt Lake City, Utah 84120

(Address of principal executive offices) (Zip Code)

______________________

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 was 22,257,042

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2019

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC including our most recent Annual Report on Form 10-K. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•Our ability to attract and maintain a sufficient number of Associates and Preferred Customers;

•Our dependence upon a direct selling system to distribute our products and the activities of our independent Associates;

•The operation and expansion of our business in China through BabyCare;

•Unanticipated effects of changes to our Compensation Plan;

•Uncertainties relating to the interpretation and enforcement of applicable laws and regulations, particularly in China, governing direct selling and anti-pyramiding, including changes, if any, resulting from the 100-day review which occurred in early 2019;

•Our inability to obtain or maintain the necessary licenses for our direct selling business in China and elsewhere;

•Adverse changes in the Chinese economy, marketplace in general, or consumer environment;

•Challenges associated with our planned expansion into new international markets, delays in commencement of sales or product offerings in such markets, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

•General economic conditions, both domestically and internationally;

•The impact of changes in trade policies and tariffs;

•Potential political events, natural disasters, or other events that may negatively affect economic conditions;

•Potential effects of adverse publicity regarding USANA, nutritional supplements, or the direct selling industry;

•Reliance on our key management personnel;

•Extensive government regulation of our products, manufacturing, and network marketing system;

•Potential inability to sustain or manage growth, including the failure to continue to develop new products;

•An increase in Associate incentives as a percentage of net revenues;

•Our reliance on the use of information technology;

•Disruption in operations or increased liability resulting from cybersecurity incidents, data breaches, or failure to comply with data privacy or data security laws and regulations;

•The effects of competition from new as well as from established network and direct selling organizations in our key markets;

•The adverse effect of the loss of a high-level sponsoring Associate, together with a group of leading Associates, in that person’s downline;

•The loss of product market share or Associates to competitors;

•Potential adverse effects of customs, duties, taxation, and transfer pricing regulations, including regulations governing distinctions between and our responsibilities to employees and independent contractors;

•The fluctuation in the value of foreign currencies against the U.S. dollar;

•Our reliance on outside suppliers for raw materials and certain manufactured items;

•Shortages of raw materials that we use in certain of our products;

•Significant price increases of our key raw materials;

•Product liability claims and other risks that may arise with our manufacturing activity;

•Intellectual property risks;

•Liability claims that may arise in connection with our “Athlete Guarantee” program;

•Continued compliance with debt covenants;

•Disruptions to shipping channels that are used to distribute our products to international warehouses;

•The introduction of new laws or changes to existing laws, both domestically and internationally; and

•The outcome of the internal investigation into our China operations, as well as other regulatory and litigation matters.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 29,	June 29,
	2018	2019
ASSETS
Current assets
Cash and cash equivalents	$214,326	$231,353
Securities held-to-maturity	63,539	2,999
Inventories	81,948	88,127
Prepaid expenses and other current assets	32,522	26,304
Total current assets	392,335	348,783
Property and equipment, net	92,025	92,637
Goodwill	16,815	16,829
Intangible assets, net	31,811	31,129
Deferred tax assets	3,348	5,473
Other assets	18,129	37,550
	$554,463	$532,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,947	$11,694
Other current liabilities	138,739	117,065
Total current liabilities	148,686	128,759
Deferred tax liabilities	13,367	5,787
Other long-term liabilities	1,264	13,699
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 23,567 as of December 29, 2018
and 22,980 as of June 29, 2019	24	23
Additional paid-in capital	72,008	68,846
Retained earnings	329,501	327,544
Accumulated other comprehensive income (loss)	(10,387)	(12,257)
Total stockholders' equity	391,146	384,156
	$554,463	$532,401

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2018	2019	2018	2019
Net sales	$301,460	$256,016	$593,458	$529,006
Cost of sales	49,991	46,494	99,366	92,395
Gross profit	251,469	209,522	494,092	436,611
Operating expenses:
Associate incentives	132,790	111,511	262,152	234,041
Selling, general and administrative	67,537	66,854	137,669	136,409
Total operating expenses	200,327	178,365	399,821	370,450
Earnings from operations	51,142	31,157	94,271	66,161
Other income (expense):
Interest income	1,031	1,301	1,871	2,785
Interest expense	(9)	(10)	(19)	(22)
Other, net	(634)	64	(602)	(118)
Other income (expense), net	388	1,355	1,250	2,645
Earnings before income taxes	51,530	32,512	95,521	68,806
Income taxes	17,623	11,134	32,668	23,256
Net earnings	$33,907	$21,378	$62,853	$45,550

Earnings per common share
Basic	$1.40	$0.92	$2.60	$1.95
Diluted	$1.36	$0.91	$2.56	$1.93

Weighted average common shares outstanding
Basic	24,193	23,245	24,134	23,364
Diluted	24,841	23,370	24,557	23,648

Comprehensive income:
Net earnings	$33,907	$21,378	$62,853	$45,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,520)	(5,592)	(3,706)	(818)
Tax benefit (expense) related to foreign currency
translation adjustment	1,808	242	1,268	(1,052)
Other comprehensive income (loss), net of tax	(9,712)	(5,350)	(2,438)	(1,870)
Comprehensive income	$24,195	$16,028	$60,415	$43,680

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the six months ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994
Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				62,853		62,853
Other comprehensive income (loss), net of tax					(2,438)	(2,438)
Equity-based compensation expense			7,058			7,058
Common stock repurchased and retired	(39)	—	(605)	(2,338)		(2,943)
Common stock issued under equity award plans	235	—				—
Tax withholding for net-share settled equity awards			(360)			(360)
Disgorgement of short-swing stock profits			907			907
Balance at June 30, 2018	24,220	$24	$83,542	$349,579	$(3,864)	$429,281

For the six months ended June 29, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				45,550		45,550
Other comprehensive income (loss), net of tax					(1,870)	(1,870)
Equity-based compensation expense			8,601			8,601
Common stock repurchased and retired	(651)	(1)	(10,115)	(47,507)		(57,623)
Common stock issued under equity award plans	64	—				—
Tax withholding for net-share settled equity awards			(1,648)			(1,648)
Balance at June 29, 2019	22,980	$23	$68,846	$327,544	$(12,257)	$384,156

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at March 31, 2018	24,099	$24	$79,434	$315,672	$5,848	$400,978
Net earnings				33,907		33,907
Other comprehensive income (loss), net of tax					(9,712)	(9,712)
Equity-based compensation expense			3,253			3,253
Common stock issued under equity award plans	121	—				—
Tax withholding for net-share settled equity awards			(52)			(52)
Disgorgement of short-swing stock profits			907			907
Balance at June 30, 2018	24,220	$24	$83,542	$349,579	$(3,864)	$429,281

For the three months ended June 29, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at March 30, 2019	23,335	$23	$69,100	$329,001	$(6,907)	$391,217
Net earnings				21,378		21,378
Other comprehensive income (loss), net of tax					(5,350)	(5,350)
Equity-based compensation expense			4,769			4,769
Common stock repurchased and retired	(367)	—	(4,788)	(22,835)		(27,623)
Common stock issued under equity award plans	12	—				—
Tax withholding for net-share settled equity awards			(235)			(235)
Balance at June 29, 2019	22,980	$23	$68,846	$327,544	$(12,257)	$384,156

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	June 29,
	2018	2019
Cash flows from operating activities
Net earnings	$62,853	$45,550
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	8,685	7,654
Right-of-use asset amortization	—	3,977
(Gain) loss on sale of property and equipment	1,777	26
Equity-based compensation expense	7,058	8,601
Deferred income taxes	(5,293)	(10,722)
(Gain) loss on impairment on note receivable	(658)	—
Changes in operating assets and liabilities:
Inventories	(13,443)	(6,026)
Prepaid expenses and other assets	(5,448)	3,334
Accounts payable	546	1,379
Other liabilities	1,116	(33,094)
Net cash provided by (used in) operating activities	57,193	20,679
Cash flows from investing activities
Receipts on notes receivable	4,760	92
Proceeds from the settlement of net investment hedges	739	1,936
Payments for net investment hedge	—	(1,660)
Purchases of investment securities held-to-maturity	(42,433)	—
Maturities of investment securities held-to-maturity	—	60,540
Proceeds from sale of property and equipment	381	6
Purchases of property and equipment	(6,636)	(7,130)
Net cash provided by (used in) investing activities	(43,189)	53,784
Cash flows from financing activities
Repurchase of common stock	(2,943)	(57,623)
Proceeds from disgorgement of short-swing stock profits	907	—
Borrowings on line of credit	—	5,000
Payments on line of credit	—	(5,000)
Payments related to tax withholding for net-share settled equity awards	(360)	(1,648)
Net cash provided by (used in) financing activities	(2,396)	(59,271)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,687)	1,839
Net increase (decrease) in cash, cash equivalents and restricted cash	8,921	17,031
Cash, cash equivalents, and restricted cash, at beginning of period	250,535	217,234
Cash, cash equivalents, and restricted cash at end of period	$259,456	$234,265
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and equivalents	$256,326	$231,353
Restricted cash included in prepaid expenses and other current assets	108	—
Restricted cash included in other assets	3,022	2,912
Total cash, cash equivalents, and restricted cash	$259,456	$234,265
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4	$7
Income taxes	46,532	35,149
Cash received during the period for:
Income tax refund	2,066	5,169
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	—	22,926
Non-cash investing activities:
Accrued purchases of property and equipment	151	659

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional and personal care/skincare products that are sold internationally through a global network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of USANA Health Sciences, Inc., a Utah corporation and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe. Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan and South Korea. Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 29, 2018, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of June 29, 2019 and results of operations for June 30, 2018 and June 29, 2019.

The interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018. The results of operations for the three and six months ended June 29, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

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

As part of the adoption of Topic 842, the Company made the following practical expedient elections:

•The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases

•The Company did not elect the hindsight practical expedient, for all leases.

•The Company did not elect the land easement practical expedient.

The adoption of Topic 842 had a material impact to the Company’s consolidated balance sheets, but did not materially impact the Company’s consolidated statements of comprehensive income. The most significant changes to the consolidated balance sheets relate to the recognition of new ROU assets and lease liabilities for operating leases. The adoption of Topic 842 also had no material impact on operating, investing, or financing cash flows in the consolidated statement of cash flows. However, Topic 842 has affected the Company’s disclosures about noncash activities relating to the initial recognition of ROU assets and lease liabilities. Additionally, the Company’s lease-related disclosures have increased as a result of adoption. See Note B - Operating Leases for additional information regarding the Company’s lease policies under the new standard.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

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

NOTE B – OPERATING LEASES

With the exception of the Company’s headquarters in Salt Lake City, Utah, and its facilities in New South Wales, Australia, and in Beijing, China, and Tianjin, China, the Company generally leases its facilities. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2026. In connection with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights that are considered when applying the lease definition under the guidance for lease accounting. The Company utilizes equipment under non-cancelable operating leases, expiring through 2022.

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

NOTE B – OPERATING LEASES – CONTINUED

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

The following table summarizes the classification of lease assets and lease liabilities in the Company’s consolidated balance sheet:

		As of
Leases	Classification	June 29, 2019
Assets
ROU operating lease assets, net	Other assets	$25,325
Total ROU assets		$25,325

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$6,782
Non-current:
Operating lease liabilities	Other long-term liabilities	$12,650
Total lease liabilities		$19,432

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B – OPERATING LEASES – CONTINUED

The following table presents supplemental lease information:

	Quarter Ended	Six Months Ended
	June 29,	June 29,
	2019	2019
Lease cost
Operating lease cost	$2,328	$4,494
Total lease cost	$2,328	$4,494

Six Months Ended
June 29,
2019
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,215
ROU assets obtained in exchange for new operating lease liabilities	$3,305
Weighted-average remaining lease term—operating leases	4.00 yrs.
Weighted-average discount rate—operating leases	3.73%

The following table presents the maturity of the Company’s lease liabilities as of June 29, 2019.

Year ending
Remainder of 2019	$3,953
2020	6,661
2021	4,204
2022	1,836
2023	1,584
Thereafter	2,618
$20,856
Less: imputed interest	$(1,424)
Present value	$19,432

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

NOTE C – FAIR VALUE MEASURES

The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

•Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3 inputs are unobservable and are used to measure fair value in situations where there is little, if any, market activity for the asset or liability at the measurement date.

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	December 29,	Inputs
	2018	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$129,449	$129,449	$—	$—
Foreign currency contracts included in other current liabilities	(309)	—	(309)	—
	$129,140	$129,449	$(309)	$—

		Fair Value Measurements Using
	June 29,	Inputs
	2019	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$150,661	$150,661	$—	$—
Foreign currency contracts included in other current liabilities	(189)	—	(189)	—
	$150,472	$150,661	$(189)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, property and equipment, and ROU assets are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 29, 2018 and June 29, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C – FAIR VALUE MEASURES - CONTINUED

The Company’s financial instruments include cash equivalents, securities held-to-maturity, accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature.

Securities held-to-maturity consist of corporate bonds and commercial paper. The fair value of corporate bonds and commercial paper are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data, which is considered to be a Level 2 input. The carrying values of these corporate bonds and commercial paper approximate their fair values due to their short-term maturities.

NOTE D – INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities held-to-maturity by major security type and class of security were as follows:

	As of December 29, 2018
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate bonds	$57,554	$1	$(46)	$57,509
Commercial Paper	5,985	—	—	5,985
Total HTM Securities	$63,539	$1	$(46)	$63,494

	As of June 29, 2019
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate bonds	$2,999	$—	$—	$2,999
Total securities held-to-maturity	$2,999	$—	$—	$2,999

All held-to-maturity securities as of June 29, 2019 mature within one year.

NOTE E – INVENTORIES

Inventories consist of the following:

	December 29,	June 29,
	2018	2019
Raw materials	$19,502	$25,345
Work in progress	14,485	13,283
Finished goods	47,961	49,499
	$81,948	$88,127

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F – REVENUE AND CONTRACT LIABILITIES

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

	December 29,	June 29,
	2018	2019
Contract liabilities at beginning of period	$14,417	$15,055
Increase due to deferral of revenue at period end	15,055	13,798
Decrease due to beginning contract liabilities recognized as revenue	(14,417)	(14,546)
Contract liabilities at end of period	$15,055	$14,307

NOTE G – LINE OF CREDIT

The Company has a $75,000 line of credit with Bank of America (“Bank”). Interest is computed at the Bank’s Prime Rate or a LIBOR-plus “Eurodollar” rate, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a separate pledge agreement with the Bank. On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with the Bank, which extended the term of the Credit Agreement to April 27, 2021 and increased the Company’s consolidated rolling four-quarter adjusted EBITDA covenant to $100,000 or greater and its ratio of consolidated funded debt to adjusted EBITDA of equal to or less than 2.0 to 1.0 at the end of each quarter.

The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses. Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the Credit Agreement. This resulted in a $6,619 and $5,890 reduction in the available borrowing limit as of December 29, 2018 and June 29, 2019, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at December 29, 2018 or at June 29, 2019. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G – LINE OF CREDIT - CONTINUED

On July 15, 2019, the Company entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement. The Third Amendment established a procedure for the Company to request an increase in the line of credit by an amount not exceeding $125,000 (up to $200,000 in the aggregate). The Company may make a maximum of three (3) such requests in increments of at least $25,000 to the Bank. The Bank, at its election, will notify the Company whether or not it agrees to increase the line of credit and, if so, whether by an amount equal to or less than the amount requested by the Company. The line of credit will be automatically reduced to $100,000, as of September 30, 2020.

NOTE H – CONTINGENCIES

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

On February 7, 2017, the Company disclosed in a Current Report on Form 8-K filed with the SEC that it is conducting a voluntary internal investigation regarding its BabyCare operations in China. In connection with this investigation, the Company expects to continue to incur costs in conducting the on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that may be instituted against it or any of its current or former officers or directors. The Company has voluntarily contacted the SEC and the United States Department of Justice to advise both agencies that an internal investigation is underway and has provided and intends to provide additional information to both agencies as the investigation progresses. Because the internal investigation is ongoing, the Company cannot predict the duration, scope, or result of the investigation. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS - CONTINUED

The Company periodically uses derivative hedging instruments to hedge its net investment in its non U.S. subsidiaries designed to hedge a portion of the foreign currency exposure that arises on translation of the accounts of the foreign subsidiaries into U.S. dollars. Initially, the Company records derivative assets on a gross basis in its consolidated balance sheets. Subsequently the fair value of derivatives is measured for each reporting period. The effective portion of gains and losses attributable to these net investment hedges is recorded to foreign currency translation adjustment (“FCTA”) within accumulated other comprehensive income (loss) (“AOCI”) to offset the change in the carrying value of the net investment being hedged, and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated.

As of December 29, 2018, there were no derivatives outstanding for which the Company has applied hedge accounting. During the second quarter of 2019, the Company settled a European option designated as a net investment hedge with a notional amount of $110,000 and realized a net gain of $276, which is recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instrument was highly effective. As of June 29, 2019, there were no derivatives outstanding for which the Company has applied hedge accounting.

NOTE J – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share (“EPS”) are based on the weighted-average number of shares outstanding for each period. Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic EPS based on the time they were outstanding in any period. Diluted EPS are based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares. Shares that are included in the diluted EPS calculations under the treasury stock method include equity awards that are in-the-money but have not yet been exercised.

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2018	2019	2018	2019
Net earnings available to common shareholders	$33,907	$21,378	$62,853	$45,550
Weighted average common shares outstanding - basic	24,193	23,245	24,134	23,364
Dilutive effect of in-the-money equity awards	648	125	423	284
Weighted average common shares outstanding - diluted	24,841	23,370	24,557	23,648
Earnings per common share from net earnings - basic	$1.40	$0.92	$2.60	$1.95
Earnings per common share from net earnings - diluted	$1.36	$0.91	$2.56	$1.93

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J – COMMON STOCK AND EARNINGS PER SHARE - CONTINUED

Equity awards consisting of stock-settled stock appreciation rights and restricted stock awards, for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
June 30,	June 29,	June 30,	June 29,
2018	2019	2018	2019
—	392	901	248

There were no shares repurchased during the quarter ended June 30, 2018. During the quarter ended June 29, 2019, the Company repurchased and retired 367 shares for $27,623 under the Company’s share repurchase plan.

During the six months ended June 30, 2018 and June 29, 2019, the Company repurchased and retired 39 shares and 651 shares for $2,943 and $57,623, respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of June 29, 2019, the remaining authorized repurchase amount under the stock repurchase plan was $122,377.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Subsequent to June 29, 2019, and through August 2, 2019, the Company repurchased and retired 726 shares of common stock for $49,326 at an average market price of $67.97 per share.

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

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2018	2019	2018	2019
USANA® Nutritionals	82%	83%	82%	84%
USANA Foods	9%	9%	9%	8%
Personal care/Skincare	8%	7%	8%	7%
All Other	1%	1%	1%	1%

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

(in thousands, except per share data)

(unaudited)

NOTE K – SEGMENT INFORMATION – CONTINUED

Selected financial information for the Company is presented for two geographic regions: Asia Pacific (with three sub-regions), and Americas and Europe. Individual markets are categorized into these regions as follows:

•Asia Pacific –

•Greater China – Hong Kong, Taiwan and China. The Company’s business in China is conducted by BabyCare Holding, Ltd. (“BabyCare”), a wholly-owned subsidiary;

•Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia;

•North Asia – Japan and South Korea

•Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(1), Spain(1), Italy(1), Romania(1), Belgium, and the Netherlands

(1) The Company commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2018	2019	2018	2019
Net Sales to External Customers
Asia Pacific
Greater China	$167,841	$128,946	$325,649	$273,099
Southeast Asia Pacific	54,771	53,960	110,999	108,475
North Asia	18,986	22,575	37,070	44,803
Asia Pacific Total	241,598	205,481	473,718	426,377
Americas and Europe	59,862	50,535	119,740	102,629
Consolidated Total	$301,460	$256,016	$593,458	$529,006

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2018	2019	2018	2019
Net sales:
China	$151,110	$112,775	$291,702	$240,147

			As of
			December 29,	June 29,
			2018	2019
Long-lived assets:
China			$89,509	$92,934
United States			$49,195	$51,675

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this report, with a narrative from the perspective of management regarding the results of operations of USANA Health Sciences, Inc. and subsidiaries (“USANA”, the “Company”, “we”, “us”, or “our”). The following discussion and analysis of our financial condition and results of operations is presented in five sections:

•Overview

•Customers

•Results of Operations

•Liquidity and Capital Resources

•Forward-Looking Statements and Certain Risks

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

Overview

We develop and manufacture high-quality, science-based nutritional, personal care and skincare products that we distribute internationally through a network marketing system, which is a form of direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base comprises two types of customers: “Associates” and “Preferred Customers,” referred to together collectively in this report as “active Customers.” Our Associates also sell products to retail customers and share in our company vision by acting as independent distributors of our products, in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of June 29, 2019, we had approximately 555,000 active Customers worldwide. For purposes of this report, we only count as “active” those Customers of both types who have purchased products from us at any time during the most recent three-month period.

We have ongoing operations in the following markets, which are grouped and presented as follows:

•Asia Pacific:

•Greater China – Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare, Ltd. our wholly-owned subsidiary;

•Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia;

•North Asia – Japan and South Korea

•Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(1), Spain(1), Italy(1), Romania(1), Belgium, and the Netherlands

(1) We commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	June 30,	June 29,
	2018	2019
Product Line
USANA® Nutritionals
Essentials/CellSentials*	17%	19%
Optimizers	65%	65%
USANA Foods	9%	8%
Personal care/Skincare	8%	7%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	11%	12%
Proflavanol®	11%	11%
BiOmega-3™	14%	14%

*Represents a product line consisting of multiple products, as opposed to the actual Essentials / CellSentials product.

We believe that our ability to attract and retain active Customers is positively influenced by a number of factors, including our high-quality product offerings and the general public’s heightened awareness and understanding of the connection between diet and long-term health. Additionally, we believe that our Associate compensation plan and the general public’s growing desire for a secondary source of income and small business ownership are key to our ability to attract and retain Associates. We periodically make changes to our Compensation Plan in an effort to ensure that it is among the most competitive plans in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings. Additionally, the initiatives we are executing under our customer experience, social media, and social sharing strategies are designed to promote active Customer growth.

To further support our Associates in building their businesses, we sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. These meetings are designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team. We also provide low cost sales tools, including online sales, business management, and training tools, which are intended to support our Associates in building and maintaining a successful home-based business. Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended June 29, 2019, net sales outside of the United States represented 90.5% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 61% of product sales during the six months ended June 29, 2019; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The tables below summarize the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated.

	Total Active Customers by Region
	As of		As of		Change from	Percent
	June 30, 2018		June 29, 2019		Prior Year	Change
Asia Pacific:
Greater China	317,000	53.1%	278,000	50.1%	(39,000)	(12.3%)
Southeast Asia Pacific	105,000	17.6%	108,000	19.4%	3,000	2.9%
North Asia	37,000	6.2%	47,000	8.5%	10,000	27.0%
Asia Pacific Total	459,000	76.9%	433,000	78.0%	(26,000)	(5.7%)
Americas and Europe	138,000	23.1%	122,000	22.0%	(16,000)	(11.6%)
	597,000	100.0%	555,000	100.0%	(42,000)	(7.0%)

Non-GAAP Financial Measures

We believe that presentation of certain non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

In this report, we use “constant currency” net sales, “local currency” net sales, earnings, diluted EPS and other currency-related financial information terms that are non-GAAP financial measures to discuss our financial results in a way we believe is helpful in understanding the impact of fluctuations in foreign-currency exchange rates and facilitating period-to-period comparisons of our results of operations and thus providing investors an additional perspective on trends and underlying business results. Changes in our reported revenue and profits in this report include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the tables and the narrative information in this MD&A to remove or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency financial results are calculated by translating the current period’s financial results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s financial results. The GAAP reconciliations of these non-GAAP measures are contained in the tables and in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2019 decreased 15.1% to $256.0 million, a decrease of $45.4 million, compared with the second quarter of 2018. This decrease was due primarily to (i) the continuing challenging consumer environment in China, which negatively impacted our ability to sell products and acquire new customers in this market, and (ii) the unfavorable impact of a strengthening U.S. dollar, which impacted net sales by $12.4 million during the quarter.

We expected to begin to see a more typical consumer environment in China during the second quarter. We also anticipated that our planned promotional activity would generate meaningful incremental sales and customer growth in China and accelerate our momentum in this important market. During the second quarter, however, consumer sentiment towards the health products and direct selling industries remained low and did not rebound as we expected. While the promotions and incentives we offered have historically generated meaningfully sales and customer growth in China, the contribution of our promotional activity during the second quarter was significantly lower than we anticipated. Consequently, net sales for the China market, and our consolidated business, came in below our expectations and we now believe it could take several more months for consumer sentiment to improve in China.

We believe the recent industry events and market conditions in China represent a short-term trend in our business and remain optimistic about our long-term growth potential in China and other markets around the world. We continue to execute our 2019 strategy, which includes introducing new products and planned promotional activity in the second half of the year across our markets. We have tailored our plan to ensure that we have strategic offerings in the appropriate markets at the appropriate times to generate momentum in the business.

Net earnings for the second quarter of 2019 were $21.4 million, a decrease of 37.0% compared with $33.9 million during the prior-year period. The decrease in net earnings was the result of lower net sales, and higher relative operating expenses.

Quarters Ended June 30, 2018 and June 29, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	June 30, 2018		June 29, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$167,841	55.6%	$128,946	50.3%	$(38,895)	(23.2%)	$(8,170)	(18.3%)
Southeast Asia Pacific	54,771	18.2%	53,960	21.1%	(811)	(1.5%)	(1,818)	1.8%
North Asia	18,986	6.3%	22,575	8.8%	3,589	18.9%	(1,731)	28.0%
Asia Pacific Total	241,598	80.1%	205,481	80.2%	(36,117)	(14.9%)	(11,719)	(10.1%)
Americas and Europe	59,862	19.9%	50,535	19.8%	(9,327)	(15.6%)	(659)	(14.5%)
	$301,460	100.0%	$256,016	100.0%	$(45,444)	(15.1%)	$(12,378)	(11.0%)

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in China, where local currency net sales decreased 20.2%. Net sales in Southeast Asia Pacific increased 1.8% in constant currency, which was driven by growth in Malaysia, Thailand, and the Philippines. This growth was offset, in part, by local currency declines in several markets, including Australia, New Zealand and Singapore. Growth in North Asia was driven by our performance in South Korea, where local currency net sales increased 30.2% and the number of active Customers increased 28.6%.

Americas and Europe: Net sales in this region declined 14.5% in constant currency during the current-year quarter, as a result of an 11.6% decrease in active Customers in this region. During the second quarter, we introduced several new incentives in the U.S. market on a trial basis and have now started offering these trial incentives in other markets in this region. During the third quarter of 2019, we plan to introduce additional incentives in this region, also on a trial basis. While these incentives are designed to generate customer growth, they are being introduced incrementally and will take time for adoption by Associates and customers in the market. If these incentives are successful in generating customer growth, we will consider offering them in our other markets.

Gross Profit

Gross profit decreased 160 basis points to 81.8% of net sales for the second quarter of 2019, from 83.4% in the prior year quarter. This decrease can be attributed to (i) an unfavorable change in current exchange rates, (ii) leverage lost on fixed period costs associated with lower sales, (iii) lower conversion costs as a result of lower production levels, and (iv) changes in market sales mix. These decreases were partially offset by lower scrap costs and annual price adjustments. With the exception of China, where products are manufactured in-market, changes in currency exchange rates affect the valuation of U.S.-manufactured inventory that is transferred to our other international subsidiaries.

Associate Incentives

Associate incentives decreased 40 basis points to 43.6% of net sales for the second quarter of 2019, compared with 44.0% in the prior year.  The relative decrease can be attributed to annual price adjustments and changes in market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were up 370 basis points, to 26.1% of net sales, but down $0.7 million in absolute terms. The relative increase was primarily due to leverage lost due to lower net sales compared to the prior-year quarter.

Diluted Earnings Per Share

Diluted EPS decreased 33.1% in the second quarter of 2019 when compared with the prior-year quarter. This decrease was due to lower net earnings as a result of lower net sales. This decrease in diluted EPS was offset, in part, by a lower diluted share count.

Six Months Ended June 30, 2018 and June 29, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Six Months Ended
	June 30, 2018		June 29, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$325,649	54.9%	$273,099	51.6%	$(52,550)	(16.1%)	$(16,422)	(11.1%)
Southeast Asia Pacific	110,999	18.7%	108,475	20.5%	(2,524)	(2.3%)	(4,384)	1.7%
North Asia	37,070	6.2%	44,803	8.5%	7,733	20.9%	(2,805)	28.4%
Asia Pacific Total	473,718	79.8%	426,377	80.6%	(47,341)	(10.0%)	(23,611)	(5.0%)
Americas and Europe	119,740	20.2%	102,629	19.4%	(17,111)	(14.3%)	(2,072)	(12.6%)
	$593,458	100.0%	$529,006	100.0%	$(64,452)	(10.9%)	$(25,683)	(6.5%)

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Mainland China, where local currency net sales decreased 12.3%. Net sales in Southeast Asia Pacific increased 1.7% in constant currency, which was driven by growth in Malaysia, Thailand, and the Philippines. This growth was offset, in part, by local currency declines in several markets, including Australia and Singapore. Growth in South Korea, where local currency net sales increased 30.2% and the number of active Customers increased 28.6%.

Americas and Europe: Net sales in this region declined 12.6% in constant currency during the current-year quarter. An 11.6% decrease in active Customers was the primary driver of the decline in net sales. During the current-year quarter, we introduced several new incentives in the U.S. market on a trial basis and have now started offering these trial incentives in other markets in this region. During the second half of 2019, we plan to introduce additional incentives in this region, also on a trial basis. While these incentives are designed to generate customer growth, they are being introduced incrementally and will take time for adoption by Associates and customers in the market. If these incentives are successful in generating customer growth, we will consider offering them in our other markets.

Gross Profit

Gross profit decreased 80 basis points to 82.5% of net sales for the first six months of 2019, from 83.3% in the prior year. This decrease can be attributed to (i) unfavorable change in currency exchange rates, (ii) leverage lost on fixed period costs, and (iii) unfavorable changes in sales mix by market. These decreases were partially offset by lower scrap costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were up 260 basis points, to 25.8% of net sales, but down $1.3 million in absolute terms. The relative increase was primarily due to leverage lost due to lower net sales compared to the prior-year quarter.

Income Taxes

Income taxes were 33.8% of earnings in the first six months of 2019 compared with 34.2% of earnings in the prior year. The lower effective tax rate for the first quarter compared with the same period of the prior-year is primarily due to favorable movements in our excess foreign tax credit position.

Diluted Earnings Per Share

Diluted EPS decreased 24.6% in the first six months of 2019 when compared with the same period of the prior year. This decrease was due to lower net earnings as a result of lower net sales. This decrease in diluted EPS was offset, in part, by a lower diluted share count.

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

We have typically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $20.7 million in the first six months of 2019. Items increasing cash flows from operations in the first six months of 2019 include: (i) net earnings, and (ii) adjustments of non-cash items. These increases were partially offset by cash paid to reduce accrued employee compensation costs and accrued Associate incentives.

Net cash flow from operating activities totaled $57.2 million in the first the six months of 2018.  Items increasing cash flows from operations in the first six months of 2018 include: (i) net earnings, and (ii) adjustments of non-cash items.  These increases were partially offset by (i) cash used on inventories primarily attributed to our new Celavive® line, and (ii) tax payments.

Cash and cash equivalents and securities held-to-maturity at June 29, 2019, totaled $234.4 million of which, $137.7 million was held as cash and cash equivalents and $3.0 million as securities held-to-maturity in the United States. Of the remaining $93.7 million held by our international subsidiaries, $62.1 million was concentrated in China. Cash and cash equivalents and securities held-to-maturity at December 29, 2018, totaled $277.9 million of which, $23.3 million was held as cash and cash equivalents and $63.5 million as securities held-to-maturity in the United States. Of the remaining $191.1 million held by our international subsidiaries, $157.3 million was held in China. Net working capital decreased to $220.0 million at June 29, 2019, from $243.6 million at December 29, 2018. Net working capital was reduced by $6.8 million due to the adoption of the new lease standard under Topic 842. (See, Note B to the Condensed Consolidated Financial Statements included in Item 1, Part I of this report.)

Line of Credit

Information with respect to our line of credit may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Share Repurchase

Information with respect to share repurchases may be found in Note J to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Part II, Item 2 of this report, under the heading “Purchases of Equity Securities by the Issuer and Affiliated Purchasers”.

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

Critical Accounting Policies

There were no changes during the quarter to our critical accounting policies as disclosed in our Form 10-K for the year ended December 29, 2018 (the “2018 Form 10-K”). Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2018 Form 10-K.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2018 Form 10-K filed with the SEC on February 26, 2019. The risk factors identified in our 2018 Form 10-K and our Form 10-Q for the quarter-ended March 30, 2019, have not changed in any material respect.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At June 29, 2019, the authorized amount available for repurchases under the plan was $122.4 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended June 29, 2019.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal April
(Mar. 31, 2019 through May 4, 2019)	0	$0.00	0	$150,000
Fiscal May
(May 5, 2019 through Jun. 1, 2019)	205	$75.49	205	$134,520
Fiscal June
(Jun. 2, 2019 through Jun. 29, 2019)	162	$74.61	162	$122,377
	367		367

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.19

Third Amendment To Amended and Restated Credit Agreement, dated as of April 27, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2019 Exhibit 10.1, File No. 01-35024)

31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2019

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)