Form 10-Q
period 2019-09-28
USANA HEALTH SCIENCES INC
filed 2019-11-05
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2019 was 21,643,055

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2019

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

•Uncertainties relating to the interpretation and enforcement of applicable laws and regulations, particularly in the United States and China, governing direct selling and anti-pyramiding;

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

•Extensive government regulation of our products, manufacturing, and direct selling business model;

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	December 29,	September 28,
	2018	2019
ASSETS
Current assets
Cash and cash equivalents	$214,326	$182,748
Securities held-to-maturity	63,539	—
Inventories	81,948	76,141
Prepaid expenses and other current assets	32,522	24,089
Total current assets	392,335	282,978
Property and equipment, net	92,025	91,515
Goodwill	16,815	16,456
Intangible assets, net	31,811	29,667
Deferred tax assets	3,348	5,267
Other assets	18,129	37,158
	$554,463	$463,041
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,947	$8,605
Other current liabilities	138,739	121,041
Total current liabilities	148,686	129,646
Deferred tax liabilities	13,367	5,433
Other long-term liabilities	1,264	13,676
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 23,567 as of December 29, 2018
and 21,631 as of September 28, 2019	24	22
Additional paid-in capital	72,008	56,893
Retained earnings	329,501	275,392
Accumulated other comprehensive income (loss)	(10,387)	(18,021)
Total stockholders' equity	391,146	314,286
	$554,463	$463,041

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2018	2019	2018	2019
Net sales	$296,767	$260,598	$890,225	$789,604
Cost of sales	51,877	47,819	151,243	140,214
Gross profit	244,890	212,779	738,982	649,390
Operating expenses:
Associate incentives	130,264	111,059	392,416	345,100
Selling, general and administrative	69,112	66,262	206,781	202,671
Total operating expenses	199,376	177,321	599,197	547,771
Earnings from operations	45,514	35,458	139,785	101,619
Other income (expense):
Interest income	1,269	966	3,140	3,751
Interest expense	(8)	(22)	(27)	(44)
Other, net	(249)	(514)	(851)	(632)
Other income (expense), net	1,012	430	2,262	3,075
Earnings before income taxes	46,526	35,888	142,047	104,694
Income taxes	15,486	11,666	48,154	34,922
Net earnings	$31,040	$24,222	$93,893	$69,772

Earnings per common share
Basic	$1.28	$1.09	$3.88	$3.04
Diluted	$1.24	$1.09	$3.80	$3.01

Weighted average common shares outstanding
Basic	24,269	22,180	24,179	22,969
Diluted	25,001	22,223	24,705	23,173

Comprehensive income:
Net earnings	$31,040	$24,222	$93,893	$69,772
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,381)	(6,186)	(10,087)	(7,004)
Tax benefit (expense) related to foreign currency
translation adjustment	344	422	1,612	(630)
Other comprehensive income (loss), net of tax	(6,037)	(5,764)	(8,475)	(7,634)
Comprehensive income	$25,003	$18,458	$85,418	$62,138

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the nine months ended September 29, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994
Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				93,893		93,893
Other comprehensive income (loss), net of tax					(8,475)	(8,475)
Equity-based compensation expense			11,026			11,026
Common stock repurchased and retired	(217)	—	(4,883)	(20,707)		(25,590)
Common stock issued under equity award plans	394	—				—
Tax withholding for net-share settled equity awards			(376)			(376)
Disgorgement of short-swing stock profits			907			907
Balance at September 29, 2018	24,201	$24	$83,216	$362,250	$(9,901)	$435,589

For the nine months ended September 28, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				69,772		69,772
Other comprehensive income (loss), net of tax					(7,634)	(7,634)
Equity-based compensation expense			12,684			12,684
Common stock repurchased and retired	(2,009)	(2)	(26,117)	(123,881)		(150,000)
Common stock issued under equity award plans	73	—				—
Tax withholding for net-share settled equity awards			(1,682)			(1,682)
Balance at September 28, 2019	21,631	$22	$56,893	$275,392	$(18,021)	$314,286

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended September 29, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2018	24,220	$24	$83,542	$349,579	$(3,864)	$429,281
Net earnings				31,040		31,040
Other comprehensive income (loss), net of tax					(6,037)	(6,037)
Equity-based compensation expense			3,968			3,968
Common stock repurchased and retired	(178)	—	(4,278)	(18,369)		(22,647)
Common stock issued under equity award plans	159	—				—
Tax withholding for net-share settled equity awards			(16)			(16)
Balance at September 29, 2018	24,201	$24	$83,216	$362,250	$(9,901)	$435,589

For the three months ended September 28, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at June 29, 2019	22,980	$23	$68,846	$327,544	$(12,257)	$384,156
Net earnings				24,222		24,222
Other comprehensive income (loss), net of tax					(5,764)	(5,764)
Equity-based compensation expense			4,083			4,083
Common stock repurchased and retired	(1,358)	(1)	(16,002)	(76,374)		(92,377)
Common stock issued under equity award plans	9	—				—
Tax withholding for net-share settled equity awards			(34)			(34)
Balance at September 28, 2019	21,631	$22	$56,893	$275,392	$(18,021)	$314,286

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29,	September 28,
	2018	2019
Cash flows from operating activities
Net earnings	$93,893	$69,772
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	12,734	11,187
Right-of-use asset amortization	—	6,095
(Gain) loss on sale of property and equipment	1,804	37
Equity-based compensation expense	11,026	12,684
Deferred income taxes	(3,524)	(10,634)
(Gain) loss on impairment on note receivable	(658)	—
Changes in operating assets and liabilities:
Inventories	(21,938)	3,861
Prepaid expenses and other assets	(2,396)	8,071
Accounts payable	2,855	(1,248)
Other liabilities	17,897	(28,832)
Net cash provided by (used in) operating activities	111,693	70,993
Cash flows from investing activities
Receipts on notes receivable	4,801	145
Proceeds from the settlement of net investment hedges	739	1,936
Payments for net investment hedge	—	(1,660)
Purchases of investment securities held-to-maturity	(81,673)	—
Maturities of investment securities held-to-maturity	—	63,539
Proceeds from sale of property and equipment	381	11
Purchases of property and equipment	(8,862)	(11,372)
Net cash provided by (used in) investing activities	(84,614)	52,599
Cash flows from financing activities
Repurchase of common stock	(25,590)	(150,000)
Proceeds from disgorgement of short-swing stock profits	907	—
Borrowings on line of credit	—	5,000
Payments on line of credit	—	(5,000)
Payments related to tax withholding for net-share settled equity awards	(376)	(1,682)
Deferred debt issuance costs	—	(65)
Net cash provided by (used in) financing activities	(25,059)	(151,747)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,784)	(3,523)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,764)	(31,678)
Cash, cash equivalents, and restricted cash, at beginning of period	250,535	217,234
Cash, cash equivalents, and restricted cash at end of period	$242,771	$185,556
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and equivalents	$239,751	$182,748
Restricted cash included in prepaid expenses and other current assets	108	—
Restricted cash included in other assets	2,912	2,808
Total cash, cash equivalents, and restricted cash	$242,771	$185,556
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5	$10
Income taxes	59,244	45,666
Cash received during the period for:
Income tax refund	2,451	5,432
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	—	25,872
Non-cash investing activities:
Accrued purchases of property and equipment	50	223

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality nutritional, personal care and skincare products that are sold internationally through a global network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of USANA Health Sciences, Inc., a Utah corporation and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: Asia Pacific, and Americas and Europe. Asia Pacific is further divided into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Greater China includes Hong Kong, Taiwan and China; Southeast Asia Pacific includes Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia; North Asia includes Japan and South Korea. Americas and Europe includes the United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 29, 2018, derived from audited consolidated financial statements, and the unaudited interim consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures that are normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 28, 2019 and results of operations for September 29, 2018 and September 28, 2019.

The interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018. The results of operations for the three and nine months ended September 28, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

The Company adopted Topic 842 in the first quarter of 2019, using the transition method per ASU 2018-11. Accordingly, all periods prior to December 30, 2018 were presented in accordance with the previous Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented.  As a result of the adoption on December 30, 2018, the Company recorded operating lease right-of-use (“ROU”) assets of $19,671 and operating lease liabilities of $20,010 (of which, $7,120 was current and $12,890 was non-current) on the Company’s balance sheet for facility and equipment lease agreements. Additionally, the Company has prepaid land use rights related to production facilities in China of $6,853 that were reclassified to ROU assets. The Company utilized the incremental borrowing rate for the remaining lease term and remaining minimum rental payments for the calculation of the lease liability at the adoption date. Consistent with the treatment under Topic 840, the Company has excluded the portion of fixed rental payments attributable to executory costs such as taxes, insurance and maintenance in the determination of the future minimum rental payments for purposes of calculation of the lease liability at the adoption date. The Company does not have significant finance leases.

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

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

Issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements.

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

NOTE B – OPERATING LEASES

With the exception of the Company’s headquarters in Salt Lake City, Utah, and its facilities in New South Wales, Australia, and in Beijing, and Tianjin, China, the Company generally leases its facilities. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2026. In connection with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights that are considered when applying the lease definition under the guidance for lease accounting. The Company utilizes equipment under non-cancelable operating leases, expiring through 2022.

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

The following table summarizes the classification of lease assets and lease liabilities in the Company’s consolidated balance sheet:

		As of
Leases	Classification	September 28, 2019
Assets
ROU operating lease assets, net	Other assets	$25,434
Total ROU assets		$25,434

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$7,158
Non-current:
Operating lease liabilities	Other long-term liabilities	$12,574
Total lease liabilities		$19,732

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B – OPERATING LEASES – CONTINUED

The following table presents supplemental lease information:

	Quarter Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019
Lease cost
Operating lease cost	$2,153	$6,647
Total lease cost	$2,153	$6,647

Nine Months Ended
September 28,
2019
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,403
ROU assets obtained in exchange for new operating lease liabilities	$6,207
Weighted-average remaining lease term—operating leases	3.82 yrs.
Weighted-average discount rate—operating leases	3.76%

The following table presents the maturity of the Company’s lease liabilities as of September 28, 2019.

Year ending
Remainder of 2019	$2,145
2020	7,659
2021	5,115
2022	2,241
2023	1,650
Thereafter	2,609
$21,419
Less: imputed interest	$(1,687)
Present value	$19,732

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	December 29,	Inputs
	2018	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$129,449	$129,449	$—	$—
Foreign currency contracts included in other current liabilities	(309)	—	(309)	—
	$129,140	$129,449	$(309)	$—

		Fair Value Measurements Using
	September 28,	Inputs
	2019	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$129,116	$129,116	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	611	—	611	—
	$129,727	$129,116	$611	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets, property and equipment, and ROU assets are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite-lived intangibles) such that a non-financial asset is required to be evaluated for impairment, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. At December 29, 2018 and September 28, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C – FAIR VALUE MEASURES - CONTINUED

The Company’s financial instruments include cash equivalents, securities held-to-maturity (“HTM”), accounts receivable, restricted cash, notes receivable, and accounts payable. The recorded values of accounts receivable and accounts payable approximate their fair values, based on their short-term nature.

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

NOTE D – INVESTMENTS

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities held-to-maturity by major security type and class of security were as follows:

	As of December 29, 2018
	Amortized Cost	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate bonds	$57,554	$1	$(46)	$57,509
Commercial Paper	5,985	—	—	5,985
Total HTM Securities	$63,539	$1	$(46)	$63,494

As of September 28, 2019, all HTM securities had matured and there was no balance.

NOTE E – INVENTORIES

Inventories consist of the following:

	December 29,	September 28,
	2018	2019
Raw materials	$19,502	$22,332
Work in progress	14,485	13,956
Finished goods	47,961	39,853
	$81,948	$76,141

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F – INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2019.  The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount.  As a result, no impairments of goodwill were recognized.

The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2019. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that is was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.

NOTE G – REVENUE AND CONTRACT LIABILITIES

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

	December 29,	September 28,
	2018	2019
Contract liabilities at beginning of period	$14,417	$15,055
Increase due to deferral of revenue at period end	15,055	14,023
Decrease due to beginning contract liabilities recognized as revenue	(14,417)	(14,801)
Contract liabilities at end of period	$15,055	$14,277

NOTE H – LINE OF CREDIT

The Company has a $75,000 line of credit (“Credit Agreement”) with Bank of America (“Bank”). Interest is computed at the Bank’s Prime Rate or a LIBOR-plus “Eurodollar” rate, adjusted by features specified in the Credit Agreement. The collateral for this line of credit is the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a separate pledge agreement with the Bank. On February 19, 2016, the Company entered into an Amended and Restated Credit Agreement with the Bank, which extended the term of the Credit Agreement to April 27, 2021 and increased the Company’s consolidated rolling four-quarter adjusted EBITDA covenant to $100,000 or greater and its ratio of consolidated funded debt to adjusted EBITDA of equal to or less than 2.0 to 1.0 at the end of each quarter.

On July 15, 2019, the Company entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement. The Third Amendment established a procedure for the Company to request an increase in the line of credit by an amount not to exceed $125,000 (up to $200,000 in the aggregate). The Company may make a maximum of three such requests in increments of at least $25,000 to the Bank. The Bank, at its election, will notify the Company whether or not it agrees to increase the line of credit and, if so, whether by an amount equal to or less than the amount requested by the Company. The line of credit will be automatically reduced to $100,000, as of September 30, 2020.

The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses. Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the Credit Agreement. This resulted in a $6,619 and $9,255 reduction in the available borrowing limit as of December 29, 2018 and September 28, 2019, respectively, due to existing normal course of business guarantees in certain markets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE H – LINE OF CREDIT – CONTINUED

There was no outstanding debt on this line of credit at December 29, 2018 or at September 28, 2019. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the line of credit is replaced or terms are renegotiated.

NOTE I – CONTINGENCIES

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

On February 7, 2017, the Company disclosed in a Current Report on Form 8-K filed with the SEC that it is conducting a voluntary internal investigation regarding its BabyCare operations in China.  In connection with this investigation, the Company expects to continue to incur costs in conducting the on-going review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that may be instituted against it or any of its current or former officers or directors.  In 2017, the Company voluntarily contacted the SEC and the United States Department of Justice to advise both agencies that an internal investigation was underway and provided information to both agencies throughout the investigation.  The Company’s internal investigation is substantially complete, however the Company continues to cooperate with the SEC and the United States Department of Justice.  The Company cannot predict the duration, scope, or result of the investigation. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS - CONTINUED

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

As of December 29, 2018, there were no derivatives outstanding for which the Company has applied hedge accounting. During the second quarter of 2019, the Company settled a European option designated as a net investment hedge with a notional amount of $110,000 and realized a net gain of $276, which is recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instrument was highly effective. As of September 28, 2019, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2018	2019	2018	2019
Net earnings available to common shareholders	$31,040	$24,222	$93,893	$69,772
Weighted average common shares outstanding - basic	24,269	22,180	24,179	22,969
Dilutive effect of in-the-money equity awards	732	43	526	204
Weighted average common shares outstanding - diluted	25,001	22,223	24,705	23,173
Earnings per common share from net earnings - basic	$1.28	$1.09	$3.88	$3.04
Earnings per common share from net earnings - diluted	$1.24	$1.09	$3.80	$3.01

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE K – COMMON STOCK AND EARNINGS PER SHARE - CONTINUED

Equity awards consisting of stock-settled stock appreciation rights and restricted stock awards, for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
September 29,	September 28,	September 29,	September 28,
2018	2019	2018	2019
—	1,317	601	605

During the quarter ended September 29, 2018 and September 28, 2019, the Company repurchased and retired 178 shares and 1,358 shares for $22,647 and $92,377, respectively, under the Company’s share repurchase plan.

During the nine months ended September 29, 2018 and September 28, 2019, the Company repurchased and retired 217 shares and 2,009 shares for $25,590 and $150,000 respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of September 28, 2019, the remaining authorized repurchase amount under the stock repurchase plan was $30,000.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

NOTE L – SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional, personal care and skincare products that are sold through a global network marketing system of independent distributors (“Associates”).  The Company aggregates its operating segments into one reportable segment as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2018	2019	2018	2019
USANA® Nutritionals	83%	81%	82%	83%
USANA Foods	9%	9%	9%	8%
Personal care and Skincare	7%	9%	8%	8%
All Other	1%	1%	1%	1%

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

(1) The Company commenced operations in Germany, Spain, Italy, and Romania near the end of the second quarter of 2018.

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2018	2019	2018	2019
Net Sales to External Customers
Asia Pacific
Greater China	$160,932	$130,947	$486,581	$404,046
Southeast Asia Pacific	58,770	54,327	169,769	162,802
North Asia	19,899	23,299	56,969	68,102
Asia Pacific Total	239,601	208,573	713,319	634,950
Americas and Europe	57,166	52,025	176,906	154,654
Consolidated Total	$296,767	$260,598	$890,225	$789,604

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 29,	September 28,	September 29,	September 28,
	2018	2019	2018	2019
Net sales:
China	$144,625	$115,424	$436,327	$355,571

			As of
			December 29,	September 28,
			2018	2019
Long-lived assets:
China			$89,509	$88,850
United States			$49,195	$52,448

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this report, with a narrative from the perspective of management regarding the results of operations of USANA Health Sciences, Inc. and subsidiaries (“USANA”, the “Company”, “we”, “us”, or “our”). The following discussion and analysis of our financial condition and results of operations is presented in four sections:

•Overview

•Customers

•Results of Operations

•Liquidity and Capital Resources

This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, or our Annual Report on Form 10-K for the year ended December 29, 2018, and our other filings, including Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional, personal care and skincare products that we distribute internationally through a network marketing system, which is a form of direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base comprises two types of customers: “Associates” and “Preferred Customers,” referred to together collectively in this report as “active Customers.” Our Associates also sell products to retail customers and share in our company vision by acting as independent distributors of our products, in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for their personal use and are not permitted to resell or to distribute the products. As of September 28, 2019, we had approximately 558,000 active Customers worldwide. For purposes of this report, we only count as “active” those Customers of both types who have purchased products from us at any time during the most recent three-month period.

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

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	September 29,	September 28,
	2018	2019
Product Line
USANA® Nutritionals
Essentials/CellSentials*	17%	19%
Optimizers	65%	64%
USANA Foods	9%	8%
Personal care and Skincare	8%	8%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	11%	12%
Proflavanol®	11%	11%
BiOmega-3™	14%	13%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended September 28, 2019, net sales outside of the United States represented 90.1% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 61% of product sales during the nine months ended September 28, 2019; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The tables below summarize the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated.

	Total Active Customers by Region
	As of		As of		Change from	Percent
	September 29, 2018		September 28, 2019		Prior Year	Change
Asia Pacific:
Greater China	330,000	53.7%	273,000	48.9%	(57,000)	(17.3%)
Southeast Asia Pacific	115,000	18.7%	112,000	20.1%	(3,000)	(2.6%)
North Asia	39,000	6.3%	50,000	9.0%	11,000	28.2%
Asia Pacific Total	484,000	78.7%	435,000	78.0%	(49,000)	(10.1%)
Americas and Europe	131,000	21.3%	123,000	22.0%	(8,000)	(6.1%)
	615,000	100.0%	558,000	100.0%	(57,000)	(9.3%)

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

In this report, we use “constant currency” net sales, “local currency” net sales, and other currency-related financial information terms that are non-GAAP financial measures to discuss our financial results in a way we believe is helpful in understanding the impact of fluctuations in foreign-currency exchange rates and facilitating period-to-period comparisons of our results of operations and thus providing investors an additional perspective on trends and underlying business results. Changes in our reported revenue and profits in this report include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the tables and the narrative information in this MD&A to remove or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency financial results are calculated by translating the current period’s financial results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s financial results. The GAAP reconciliations of these non-GAAP measures are contained in the tables and in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2019 decreased 12.2% to $260.6 million, a decrease of $36.2 million, compared with the third quarter of 2018. This decrease was due, in great part, to (i) the continuing challenging consumer environment in China, which negatively impacted our ability to sell products and acquire new customers in this market, and (ii) the unfavorable impact of a strengthening U.S. dollar, which impacted net sales by $6.0 million during the quarter.

We saw positive results around the world from product promotions and sales incentives that were offered during the quarter.  We estimate that these promotions and incentives contributed approximately $16 million in sales to the quarter.  Although net sales were down on a year-over-year basis, the foregoing efforts helped us generate modest growth in both net sales and active Customers on a sequential quarter basis.

Net earnings for the third quarter of 2019 were $24.2 million, a decrease of 22.0% compared with $31.0 million during the prior-year period. The decrease in net earnings was the result of lower net sales, and higher relative operating expenses.

Quarters Ended September 29, 2018 and September 28, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	September 29, 2018		September 28, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$160,932	54.2%	$130,947	50.3%	$(29,985)	(18.6%)	$(3,647)	(16.4%)
Southeast Asia Pacific	58,770	19.8%	54,327	20.8%	(4,443)	(7.6%)	(428)	(6.8%)
North Asia	19,899	6.7%	23,299	8.9%	3,400	17.1%	(1,435)	24.3%
Asia Pacific Total	239,601	80.7%	208,573	80.0%	(31,028)	(12.9%)	(5,510)	(10.7%)
Americas and Europe	57,166	19.3%	52,025	20.0%	(5,141)	(9.0%)	(450)	(8.2%)
	$296,767	100.0%	$260,598	100.0%	$(36,169)	(12.2%)	$(5,960)	(10.2%)

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Mainland China, where local currency net sales decreased 17.8%. The decrease in constant currency net sales in Southeast Asia Pacific resulted from local currency sales declines in several markets, including Australia, New Zealand, and Singapore. Growth in North Asia was driven by our performance in South Korea, where local currency net sales increased 26.4% and the number of active Customers increased 29.7%.

Americas and Europe: Net sales in this region declined 8.2% in constant currency during the current-year quarter, as a result of a 6.1% decrease in active Customers. We are continuing to promote the various initiatives we launched in this region, on a trial basis, to address the sales decline.  We also introduced additional promotions at our annual Global Convention held in the US, which are intended to generate customer growth. These initiatives have been introduced incrementally and we expect that it will take time for our customers to fully adopt these initiatives.

Gross Profit

Gross profit decreased 80 basis points to 81.7% of net sales for the third quarter of 2019, from 82.5% in the prior year quarter. This decrease can be attributed to (i) product promotions offered during the quarter, (ii) an unfavorable change in currency exchange rates, (iii) leverage lost on fixed period costs associated with lower sales, and (iv) lower sales in China, which has better overall gross margins compared to other markets. These decreases were partially offset by lower scrap costs and the impact of annual price adjustments.

Associate Incentives

Associate incentives decreased 130 basis points to 42.6% of net sales for the third quarter of 2019, compared with 43.9% in the prior year.  The relative decrease can be attributed to changes in market sales mix, product based promotions offered during the quarter, and annual price adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were up 210 basis points, to 25.4% of net sales, but down $2.9 million in absolute terms. The relative increase was primarily due to leverage lost on lower net sales compared to the prior-year quarter. The decrease in absolute terms is primarily attributed to lower employee related costs and a decrease in variable expenses.

Income Taxes

Income taxes were 32.5% of earnings in the third quarter of 2019 compared to 33.3% of earnings in the prior-year quarter.  The lower effective tax rate for 2019 compared with 2018 is due to favorable movements in our excess foreign tax credit position and prior-year tax return true-up adjustments.

Diluted Earnings Per Share

Diluted EPS decreased 12.1% in the third quarter of 2019 when compared with the prior-year quarter. This decrease was due to lower net earnings resulting from lower net sales. This decrease in diluted EPS was offset, in part, by a lower diluted share count.

Nine Months Ended September 29, 2018 and September 28, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal periods ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Nine Months Ended
	September 29, 2018		September 28, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$486,581	54.7%	$404,046	51.2%	$(82,535)	(17.0%)	$(20,069)	(12.8%)
Southeast Asia Pacific	169,769	19.0%	162,802	20.6%	(6,967)	(4.1%)	(4,812)	(1.3%)
North Asia	56,969	6.4%	68,102	8.6%	11,133	19.5%	(4,240)	27.0%
Asia Pacific Total	713,319	80.1%	634,950	80.4%	(78,369)	(11.0%)	(29,121)	(6.9%)
Americas and Europe	176,906	19.9%	154,654	19.6%	(22,252)	(12.6%)	(2,522)	(11.2%)
	$890,225	100.0%	$789,604	100.0%	$(100,621)	(11.3%)	$(31,643)	(7.7%)

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Mainland China, where local currency net sales decreased 14.2%. The decrease in constant currency net sales in Southeast Asia Pacific resulted from local currency sales declines in several markets, including Australia, Singapore, and New Zealand. The decreases in this region were partially offset by local currency sales increases in Malaysia, Thailand, and the Philippines. Growth in North Asia was driven by our performance in South Korea, where local currency net sales increased 28.9% and the number of active Customers increased 29.7%.

Americas and Europe: Net sales in this region declined 11.2% in constant currency during the first nine months of 2019. A 6.1% decrease in active Customers was the primary driver of the decline in net sales. During 2019, we have introduced a variety of new initiatives on a trial basis in the U.S.  These initiatives, which are designed to generate customer growth, have been introduced incrementally and we expect that it will take time for our customers to fully adopt these initiatives.  We have now introduced similar trial initiatives in various other markets in this region.

Gross Profit

Gross profit decreased 80 basis points to 82.2% of net sales for the first nine months of 2019, from 83.0% in the prior year. This decrease can be attributed to (i) unfavorable changes in sales mix by market, (ii) an unfavorable change in currency exchange rates, (iii) leverage lost on fixed period costs, and (iv) higher conversion costs as a result of lower production levels. These decreases were partially offset by lower scrap costs and the impact of annual price adjustments.

Associate Incentives

Associate incentives decreased 40 basis points to 43.7% of net sales for the first nine months of 2019, compared with 44.1% in the prior year.  The relative decrease can be attributed to changes in market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were up 250 basis points, to 25.7% of net sales, but down $4.1 million in absolute terms. The decrease in absolute terms is primarily attributed to lower employee related costs and a decrease in variable expenses.

Income Taxes

Income taxes were 33.4% of earnings in the first nine months of 2019 compared to 33.9% of earnings in the prior year.  The lower effective tax rate for 2019 compared with 2018 is due to favorable movements in our excess foreign tax credit position and prior-year tax return true-up adjustments.

Diluted Earnings Per Share

Diluted EPS decreased 20.8% in the first nine months of 2019 when compared with the same period of the prior year. This decrease was due to lower net earnings resulting from lower net sales. This decrease in diluted EPS was offset, in part, by a lower diluted share count.

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

We have typically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $71.0 million in the first nine months of 2019. Items increasing cash flows from operations in the first nine months of 2019 include: (i) net earnings, and (ii) adjustments of non-cash items. These increases were partially offset by cash paid to reduce accrued employee compensation costs and accrued Associate incentives.

Net cash flow from operating activities totaled $111.7 million in the first the nine months of 2018.  Items increasing cash flows from operations in the first nine months of 2018 include: (i) net earnings, and (ii) adjustments of non-cash items.  These increases were partially offset by (i) cash used on inventories primarily attributed to our new Celavive® line, and (ii) tax payments.

Cash and cash equivalents at September 28, 2019, totaled $182.7 million of which, $63.8 million was held as cash and cash equivalents in the United States. Of the remaining $118.9 million held by our international subsidiaries, $85.1 million was concentrated in China. Cash and cash equivalents and securities held-to-maturity at December 29, 2018, totaled $277.9 million of which, $23.3 million was held as cash and cash equivalents and $63.5 million as securities held-to-maturity in the United States. Of the remaining $191.0 million held by our international subsidiaries, $157.3 million was held in China. Net working capital decreased to $153.3 million at September 28, 2019, from $243.6 million at December 29, 2018. The decrease in net working capital can primarily be attributed to the $150 million invested in our share repurchase program during the first nine months of 2019. Additionally, net working capital was reduced by $7.2 million due to the adoption of the new lease standard under Topic 842. (See, Note B to the Condensed Consolidated Financial Statements included in Item 1, Part I of this report.)

Line of Credit

Information with respect to our line of credit may be found in Note H to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Share Repurchase

Information with respect to share repurchases may be found in Note K to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Part II, Item 2 of this report, under the heading “Purchases of Equity Securities by the Issuer and Affiliated Purchasers”.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2018 Form 10-K filed with the SEC on February 26, 2019. The risk factors identified in our 2018 Form 10-K and our Form 10-Q for the quarter-ended September 28, 2019, have not changed in any material respect.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At September 28, 2019, the authorized amount available for repurchases under the plan was $30 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended September 28, 2019.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal July
(Jun. 30, 2019 through Aug. 3, 2019)	726	$67.97	726	$73,051
Fiscal August
(Aug. 4, 2019 through Aug. 31, 2019)	632	$68.12	632	$30,000
Fiscal September
(Sep. 1, 2019 through Sep. 28, 2019)	0	$0.00	0	$30,000
	1,358		1,358

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

Date: November 5, 2019

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)