Form 10-Q
period 2020-03-28
USANA HEALTH SCIENCES INC
filed 2020-05-05
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2020, 21,014,330 shares of common stock, $.001 par value, of the registrant were outstanding.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2020

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

This report contains, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report include, among others, the following:

•Our dependence upon the direct selling business model to distribute our products and the activities of our independent Associates;

•Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding, particularly in the United States and China;

•The operation and expansion of our business in China through our subsidiary, BabyCare Holdings, Ltd. (“Babycare”), including risks related to (i) operating in China in general, (ii) engaging in direct selling in China, (iii) BabyCare’s business model in China, and (iv) changes in the Chinese economy, marketplace or consumer environment;

•Unanticipated effects of changes to our Compensation Plan;

•Challenges associated with our planned expansion into new international markets, delays in commencement of sales or product offerings in such markets, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

•Uncertainty related to the magnitude, scope and duration of the impact of the novel strain coronavirus COVID-19 pandemic (“COVID-19” or the “COVID-19 pandemic”) to our business, operations and financial results, including, for example, additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19 in the markets where we operate, such as restrictions on business operations, shelter at home, or social distancing requirements;

•Political events, natural disasters, pandemics, epidemics or other health crises including, and in addition to, COVID-19 or other events that may negatively affect economic conditions, consumer spending or consumer behavior;

•Changes to trade policies and tariffs, the impact of customs, duties, taxation, and transfer pricing regulations, as well as regulations governing distinctions between and our responsibilities to employees and independent contractors;

•Volatile fluctuation in the value of foreign currencies against the U.S. dollar;

•Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, and other disruptions to our supply chain;

•Our continued compliance with debt covenants in our credit facility, and;

•The outcome of the internal investigation into our China operations.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	March 28,	December 28,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$194,098	$234,830
Inventories	60,568	68,905
Prepaid expenses and other current assets	32,097	25,544
Total current assets	286,763	329,279
Property and equipment, net	97,246	95,233
Goodwill	16,493	16,636
Intangible assets, net	29,071	29,840
Deferred tax assets	2,756	3,090
Other assets	41,421	42,856
	$473,750	$516,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,824	$12,525
Other current liabilities	112,680	123,573
Total current liabilities	124,504	136,098
Deferred tax liabilities	13,730	10,282
Other long-term liabilities	17,908	18,842
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 20,995 as of March 28, 2020
and 21,655 as of December 28, 2019	21	22
Additional paid-in capital	52,004	59,445
Retained earnings	284,682	306,146
Accumulated other comprehensive income (loss)	(19,099)	(13,901)
Total stockholders' equity	317,608	351,712
	$473,750	$516,934

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 28,	March 30,
	2020	2019
Net sales	$266,619	$272,990
Cost of sales	46,059	45,901
Gross profit	220,560	227,089
Operating expenses:
Associate incentives	116,069	122,530
Selling, general and administrative	65,479	69,555
Total operating expenses	181,548	192,085
Earnings from operations	39,012	35,004
Other income (expense):
Interest income	984	1,484
Interest expense	(21)	(12)
Other, net	(812)	(182)
Other income (expense), net	151	1,290
Earnings before income taxes	39,163	36,294
Income taxes	12,611	12,122
Net earnings	$26,552	$24,172

Earnings per common share
Basic	$1.24	$1.03
Diluted	$1.23	$1.01

Weighted average common shares outstanding
Basic	21,497	23,484
Diluted	21,551	23,927

Comprehensive income:
Net earnings	$26,552	$24,172
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,237)	4,774
Tax benefit (expense) related to foreign currency
translation adjustment	1,039	(1,294)
Other comprehensive income (loss), net of tax	(5,198)	3,480
Comprehensive income	$21,354	$27,652

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				24,172		24,172
Other comprehensive income (loss), net of tax					3,480	3,480
Equity-based compensation expense			3,832			3,832
Common stock repurchased and retired	(284)	(1)	(5,327)	(24,672)		(30,000)
Common stock issued under equity award plans	52	—				—
Tax withholding for net-share settled equity awards			(1,413)			(1,413)
Balance at March 30, 2019	23,335	$23	$69,100	$329,001	$(6,907)	$391,217

For the three months ended March 28, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				26,552		26,552
Other comprehensive income (loss), net of tax					(5,198)	(5,198)
Equity-based compensation expense			3,394			3,394
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	125	—				—
Tax withholding for net-share settled equity awards			(1,823)			(1,823)
Balance at March 28, 2020	20,995	$21	$52,004	$284,682	$(19,099)	$317,608

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities
Net earnings	$26,552	$24,172
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,494	3,866
Right-of-use asset amortization	2,255	2,023
(Gain) loss on sale of property and equipment	—	23
Equity-based compensation expense	3,394	3,832
Deferred income taxes	4,611	3,048
Changes in operating assets and liabilities:
Inventories	5,153	(3,630)
Prepaid expenses and other assets	(4,262)	1,480
Accounts payable	(174)	1,750
Other liabilities	(10,237)	(31,043)
Net cash provided by (used in) operating activities	30,786	5,521
Cash flows from investing activities
Receipts on notes receivable	85	55
Payments for net investment hedge	(1,089)	(1,660)
Maturities of investment securities held-to-maturity	—	36,685
Proceeds from sale of property and equipment	—	6
Purchases of property and equipment	(7,266)	(2,577)
Net cash provided by (used in) investing activities	(8,270)	32,509
Cash flows from financing activities
Repurchase of common stock	(57,029)	(30,000)
Borrowings on line of credit	—	5,000
Payments on line of credit	—	(5,000)
Payments related to tax withholding for net-share settled equity awards	(1,823)	(1,413)
Net cash provided by (used in) financing activities	(58,852)	(31,413)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,436)	4,170
Net increase (decrease) in cash, cash equivalents, and restricted cash	(40,772)	10,787
Cash, cash equivalents, and restricted cash at beginning of period	237,688	217,234
Cash, cash equivalents, and restricted cash at end of period	$196,916	$228,021
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$194,098	$225,041
Restricted cash included in other assets	2,818	2,980
Total cash, cash equivalents, and restricted cash	$196,916	$228,021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2	$5
Income taxes	9,694	10,163
Cash received during the period for:
Income tax refund	—	5,095
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,914	20,286
Accrued purchases of property and equipment	608	251

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality, science-based nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. All intercompany accounts and transactions have been eliminated in consolidation. The countries included in these regions and sub-regions are as follows:

(1)Asia Pacific -

(i)Greater China - Hong Kong, Taiwan, and China. The Company’s business in China is conducted by BabyCare Holdings, Ltd., the Company’s wholly-owned subsidiary.

(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia.

(iii)North Asia – Japan and South Korea.

(2)Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.

The condensed consolidated balance sheet as of December 28, 2019, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of March 28, 2020 and results of operations for the three months ended March 28, 2020 and March 30, 2019.

The interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. The results of operations for the three months ended March 28, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2021.

The Company considered the current and expected future economic and market conditions surrounding the global pandemic involving the novel strain of coronavirus known as COVID-19 to assess whether a triggering event had occurred that would result in a potential impairment of goodwill, indefinite-lived intangible assets, and long-lived assets. Based on this assessment, the Company concluded that a triggering event has not occurred which would require further impairment testing to be performed. The Company’s operations were not materially affected by COVID-19 for the three months ended March 28, 2020. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION – CONTINUED

Recent Accounting Pronouncements

Adopted accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses,the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 during the quarter ended March 28, 2020 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. For public business entities, the amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The Company adopted ASU 2018-15 during the quarter ended March 28, 2020 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the quarter had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

NOTE B – FAIR VALUE MEASURES

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

(in thousands, except per share data)

(unaudited)

NOTE B – FAIR VALUE MEASURES - CONTINUED

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	March 28,	Inputs
	2020	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$139,404	$139,404	$—	$—
Net investment hedge included in prepaid expenses and other current assets	1,939	—	1,939	—
Foreign currency contracts included in prepaid expenses and other current assets	323	—	323	—
	$141,666	$139,404	$2,262	$—

		Fair Value Measurements Using
	December 28,	Inputs
	2019	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$180,032	$180,032	$—	$—
Foreign currency contracts included in other current liabilities	(764)	—	(764)	—
	$179,268	$180,032	$(764)	$—

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. At March 28, 2020 and December 28, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature.

NOTE C – INVENTORIES

Inventories consist of the following:

	March 28,	December 28,
	2020	2019
Raw materials	$14,054	$15,879
Work in progress	9,922	12,111
Finished goods	36,592	40,915
	$60,568	$68,905

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D – REVENUE AND CONTRACT LIABILITIES

Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.  A majority of the Company’s sales are for products sold at a point in time and shipped to customers, for which control is transferred as goods are delivered to the third party carrier for shipment. The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. Contract liabilities, which are recorded within the “Other current liabilities” line item in the condensed consolidated balance sheets, primarily relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where control is transferred over time as services are delivered.

Other revenue includes fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Associates, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts. Other revenue for the three months ended March 28, 2020 and March 30, 2019 was $643 and $466, respectively.

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note I.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	March 28,	December 28,
	2020	2019
Contract liabilities at beginning of period	$13,852	$15,055
Increase due to deferral of revenue at period end	13,361	13,852
Decrease due to beginning contract liabilities recognized as revenue	(13,132)	(15,055)
Contract liabilities at end of period	$14,081	$13,852

NOTE E – LINE OF CREDIT

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

On July 15, 2019, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment established a procedure for the Company to request an increase in the line of credit by an amount not to exceed $125,000 (up to $200,000 in the aggregate). The Company may make a maximum of three such requests in increments of at least $25,000 to the Bank. The Bank, at its election, will notify the Company whether or not it agrees to increase the line of credit and, if so, whether by an amount equal to or less than the amount requested by the Company. The line of credit will be automatically reduced to $100,000, as of September 30, 2020.

The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses. Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the Credit Agreement. This provision resulted in a $9,234 and $8,924 reduction in the available borrowing limit as of March 28, 2020 and December 28, 2019, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at March 28, 2020 or at December 28, 2019. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021 unless the Credit Agreement is replaced or its terms are renegotiated. Due to the uncertainty surrounding COVID-19 and to ensure the availability of additional liquidity under the Credit Agreement, subsequent to March 28, 2020, the Company drew on the line of credit for $60,000.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F – CONTINGENCIES

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

On February 7, 2017, the Company disclosed in a Current Report on Form 8-K filed with the SEC that it was conducting a voluntary internal investigation regarding its BabyCare operations in China.  In connection with this investigation, the Company expects to continue to incur costs in conducting the review and investigation, in responding to requests for information in connection with any government investigations and in defending any potential civil or governmental proceedings that may be instituted against it or any of its current or former officers or directors.  In 2017, the Company voluntarily contacted the SEC and the United States Department of Justice to advise both agencies that an internal investigation was underway. The Company has provided information to both agencies throughout the internal investigation.  The Company’s internal investigation is substantially complete, however the Company continues to cooperate with the SEC and the United States Department of Justice to seek a final resolution of the matter.  The Company cannot predict the duration, scope, or result of the investigation. One or more governmental actions could be instituted in respect of the matters that are the subject of the internal investigation, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, criminal penalties, or other relief.

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company periodically uses derivative instruments to hedge the foreign currency exposure of its net investment in foreign subsidiaries into U.S. dollars. Initially, the Company records derivative assets on a gross basis in its condensed consolidated balance sheets. Subsequently the fair value of derivatives is measured for each reporting period. The effective portion of gains and losses attributable to these net investment hedges is recorded to foreign currency translation adjustment (“FCTA”) within accumulated other comprehensive income (loss) (“AOCI”) to offset the change in the carrying value of the net investment being hedged, and will subsequently be reclassified to net earnings in the period in which the investment in the subsidiary is either sold or substantially liquidated.

During the three months ended March 28, 2020 and March 30, 2019, the Company entered into a European option designated as a net investment hedge with a notional amount of $90,000 and $110,000, respectively. For the three months ended March 28, 2020 and March 30, 2019, the Company had an unrealized gain of $850 and an unrealized loss of $986, respectively, recorded to FCTA within OCI.

As of March 28, 2020, the Company assessed hedge effectiveness under the forward rate method, determining the hedging instrument was highly effective.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended
	March 28,	March 30,
	2020	2019
Net earnings available to common shareholders	$26,552	$24,172
Weighted average common shares outstanding - basic	21,497	23,484
Dilutive effect of in-the-money equity awards	54	443
Weighted average common shares outstanding - diluted	21,551	23,927
Earnings per common share from net earnings - basic	$1.24	$1.03
Earnings per common share from net earnings - diluted	$1.23	$1.01

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
March 28,	March 30,
2020	2019
815	105

During the three months ended March 28, 2020 and March 30, 2019, the Company repurchased and retired 785 shares and 284 shares for $57,029 and $30,000 respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of March 28, 2020, the remaining authorized repurchase amount under the stock repurchase plan was $72,971.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, in order to preserve liquidity, the Company has temporarily suspended its share repurchase program.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I – SEGMENT INFORMATION

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

	Quarter Ended
	March 28,	March 30,
	2020	2019
USANA® Nutritionals	86%	84%
USANA Foods	8%	8%
Personal care and Skincare	5%	7%
All Other	1%	1%

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended
	March 28,	March 30,
	2020	2019
Net Sales to External Customers
Asia Pacific
Greater China	$131,432	$144,153
Southeast Asia Pacific	56,922	54,515
North Asia	27,251	22,228
Asia Pacific Total	215,605	220,896
Americas and Europe	51,014	52,094
Consolidated Total	$266,619	$272,990

The following table provides further information on markets representing 10% or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	March 28,	March 30,
	2020	2019
Net sales:
China	$115,478	$127,372

	As of
	March 28,	December 28,
	2020	2019
Long-lived assets:
China	$88,131	$90,886
United States	$59,345	$54,809

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this report, with a narrative from the perspective of management regarding the results of operations of USANA Health Sciences, Inc. and subsidiaries (“USANA,” the “Company,” “we,” “us,” or “our”). The following discussion and analysis of our financial condition and results of operations is presented in six sections:

•Overview

•Trends Affecting Our Business – COVID-19

•Customers

•Non-GAAP Financial Measures

•Results of Operations

•Liquidity and Capital Resources

This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 28, 2019, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of March 28, 2020, we had approximately 573,000 active Customers worldwide.

We have ongoing operations in the following markets, which are grouped and presented in two geographic regions as follows:

(1)Asia Pacific -

(i)Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd., our wholly-owned subsidiary.

(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia.

(iii)North Asia – Japan and South Korea.

(2)Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.

The following tables summarize the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Product Line
USANA® Nutritionals
Optimizers	68%	65%
Essentials/CellSentials*	18%	19%
USANA Foods	8%	8%
Personal care and Skincare	5%	7%
All Other	1%	1%
Key Product
BiOme[g]a-3™	12%	15%
USANA® Esse[n]tials/CellSentials	12%	12%
Proflavan[o]l®	11%	11%

*Represents a product line consisting of multiple products, as opposed to the actual Essentials / CellSentials product.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended March 28, 2020, net sales outside of the United States represented 90.5% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Trends Affecting Our Business – COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19, which is believed to have originated in Wuhan City, China, has spread and significantly impacted various countries around the world, including the United States and the other markets in which USANA sells products and has operations. Various policies and initiatives have been implemented around the world to reduce the spread of COVID-19, including work-from-home requirements or requests, shelter-in-place requirements, social distancing requirements, travel restrictions or bans in and to certain countries, the closure of retail stores, restaurants and other business establishments and the cancellation of major sporting and entertainment events. Local, state and national governments continue to emphasize the importance of overall health, wellness and nutrition during this pandemic and have allowed, and requested, that manufacturers of nutritional supplements and health food products, such as USANA, remain open to meet the needs of the general public. Consequently, as of the date of this report, we can report that (i) our manufacturing facilities in the U.S. and China remain fully operational, (ii) we continue to sell and distribute products in each of our markets throughout the world, and (iii) we have not experienced any meaningful disruption to our world-wide supply chain, though it is possible that disruptions could occur if the COVID-19 pandemic continues to impact markets around the world for a prolonged period of time.

The health and safety of our employees and customers around the world remains our top priority. We are also committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we modified our business operations in each of our markets during the first quarter pursuant to applicable guidelines from government and health officials. During the quarter, we implemented a work-from-home plan for all non-manufacturing and non-distribution employees. Although our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines. While we have historically maintained high standards for safety and sanitation in manufacturing, we have raised those standards with additional measures, including body temperature monitoring, social distancing, and mandatory use of face masks. Also, where possible, we have adjusted shift schedules, time and attendance policies, and sick-leave policies to promote safety and flexibility. In nearly all of our markets, we have also temporarily closed product will-call centers and are instead offering curbside delivery and subsidized shipping to customers. Finally, we have a risk management team in place monitoring the rapidly evolving COVID-19 situation and recommending risk mitigation actions where necessary.

Our Associate sales force has also modified their business operations as a result of COVID-19. While many of our Associates have transitioned over the last several years to doing business online through social media, person-to-person and face-to-face selling remains an important part of our business and of direct selling in general. Consequently, as a result of the social distancing and stay-at-home orders put in place across all of our markets, our Associates have also been required to modify their business practices to conduct the entirety of their business virtually. We are doing what we can to assist our Associates in their efforts, including providing increased sales, technology and systems support in each of our markets.

While the overall impact of the COVID-19 pandemic on our consolidated results of operations for the three months ended March 28, 2020 was not material, the social distancing, shelter-at-home and other efforts to reduce the spread of COVID-19 began to negatively affect our momentum and operating results late in the first quarter. To promote the safety and health of our customers, employees and the general public, we chose to cancel several significant in-person Associate events and incentive trips during the first quarter and we have also cancelled certain upcoming events and converted others to virtual events. While the overall impact that the COVID-19 pandemic, and the measures taken to restrain the spread of the virus, will have on our operating results remains uncertain, we expect it to negatively affect our results in the second quarter and throughout the remainder of the year, and the negative impact may continue well beyond the containment of the outbreak. The extent of the disruption to our business in each of our markets going forward will depend on a host of factors, many of which are outside of our control. We will, however, actively continue working to safeguard against additional disruptions to our business, particularly through strategic efforts to sure up (i) raw material procurement, manufacturing and distribution; (ii) product sales and operating cash flows; (iii) liquidity and capital resources; and (iv) Associate and employee engagement and activity.

While we expect to continue to fund our business with cash flow from operations and believe that we have sufficient liquidity to satisfy our cash needs, we cannot assure you that this will be the case due to the uncertainty surrounding the COVID-19 pandemic. Consequently, the impact from the COVID-19 pandemic on our business, financial condition or longer-term financial or operational results remains uncertain. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate at full strength during these uncertain times. For instance, we are taking action to align spending with sales performance and defer non-essential capital investments amid the COVID-19 pandemic. To further enhance our financial flexibility, we also (i) drew $60.0 million on our line of credit subsequent to March 28, 2020 to ensure availability of additional liquidity under our credit facility, and (ii) have temporarily suspended our share repurchase program. Based on the actions we have taken and our assumptions regarding the impact of COVID-19, we believe that our current financial resources and cash flows from operations are sufficient to fund our liquidity requirements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 28, 2020. We continue to monitor any effects that may result from the CARES Act.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 58% of product sales during the three months ended March 28, 2020; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

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

To further support our Associates in building their businesses, we traditionally sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. We also provide low cost sales tools, including online sales, business management, and training tools, which are intended to support our Associates in building and maintaining a successful home-based business. Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates. We sponsor meetings designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team. As noted above in this report, during the first quarter we chose to either cancel several of these types of meetings and other Associate events, or change them to virtual events, as a result of COVID-19. Additionally, upcoming Associate meetings and events of this nature have either been cancelled or changed to virtual events.

The tables below summarize the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated.

	Total Active Customers by Region
	As of		As of		Change from	Percent
	March 28, 2020		March 30, 2019		Prior Year	Change
Asia Pacific:
Greater China	277,000	48.3%	304,000	51.9%	(27,000)	(8.9%)
Southeast Asia Pacific	115,000	20.1%	111,000	18.9%	4,000	3.6%
North Asia	57,000	10.0%	44,000	7.5%	13,000	29.5%
Asia Pacific Total	449,000	78.4%	459,000	78.3%	(10,000)	(2.2%)
Americas and Europe	124,000	21.6%	127,000	21.7%	(3,000)	(2.4%)
	573,000	100.0%	586,000	100.0%	(13,000)	(2.2%)

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

In this report, we use “constant currency” net sales, “local currency” net sales, and other currency-related financial information terms that are non-GAAP financial measures to discuss our financial results in a way we believe is helpful in understanding the impact of fluctuations in foreign-currency exchange rates and facilitating period-to-period comparisons of our results of operations and thus providing investors an additional perspective on trends and underlying business results. Changes in our reported revenue and profits in this report include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the tables and the narrative information in this MD&A to remove or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency financial results are calculated by translating the current period’s financial results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s financial results. The GAAP reconciliations of these non-GAAP measures are contained in the tables within Results of Operations.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2020 decreased 2.3% to $266.6 million, a decrease of $6.4 million, compared with the prior-year quarter. This decrease was due primarily to the unfavorable impact of a strengthening U.S. dollar, which impacted net sales by $6.6 million during the quarter. Measures taken to contain the spread of COVID-19 in each of our markets around the world also began to negatively impact net sales later in the first quarter and are expected to further impact net sales in the second quarter and throughout the remainder of 2020.

Net earnings for the first quarter of 2020 were $26.6 million, an increase of 9.8% compared with $24.2 million during the prior-year period. The increase in net earnings was mainly the result of lower relative operating expenses, partially offset by lower gross margins.

Quarters Ended March 28, 2020 and March 30, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	March 28, 2020		March 30, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$131,432	49.3%	$144,153	52.8%	$(12,721)	(8.8%)	$(3,708)	(6.3%)
Southeast Asia Pacific	56,922	21.4%	54,515	20.0%	2,407	4.4%	(1,126)	6.5%
North Asia	27,251	10.2%	22,228	8.1%	5,023	22.6%	(1,538)	29.5%
Asia Pacific Total	215,605	80.9%	220,896	80.9%	(5,291)	(2.4%)	(6,372)	0.5%
Americas and Europe	51,014	19.1%	52,094	19.1%	(1,080)	(2.1%)	(271)	(1.6%)
	$266,619	100.0%	$272,990	100.0%	$(6,371)	(2.3%)	$(6,643)	0.1%

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Mainland China, where local currency net sales decreased 6.3% due to a 10.0% decrease in active Customers. The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by Malaysia which had local currency net sales growth of 40.5% due to a 24.0% increase in active Customers. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 31.2% due to a 31.0% increase in active Customers.

Americas and Europe: Constant currency net sales in this region declined 1.6% due to a 2.4% decrease in active Customers. This decrease is largely due to a decline in active Customers and sales in Mexico.

Gross Profit

Gross profit decreased 50 basis points to 82.7% of net sales, down from 83.2% in the prior-year quarter. This decrease can be attributed to (i) more favorable inventory pricing in the prior-year quarter, and (ii) higher manufacturing costs in the current-year quarter.

Associate Incentives

Associate incentives decreased 140 basis points to 43.5% of net sales for the first quarter of 2020, compared with 44.9% in the prior-year quarter.  The relative decrease can be attributed to price adjustments as well as lower relative sales in markets where Associate incentives run at a higher rate compared to other markets.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expenses decreased $4.1 million. The decrease can be attributed to (i) decrease in variable expenses tied to Associate events that were cancelled or postponed due to COVID-19, (ii) lower advertising expense, and (iii) lower employee related costs.

Income Taxes

Income taxes were 32.2% of earnings in the first quarter of 2020 compared to 33.4% of earnings in the prior-year quarter.  The lower effective tax rate for the first quarter of 2020 compared with the prior year quarter is due to increased earnings before income taxes in the U.S., which allows for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 21.8% in the first quarter of 2020 compared with the prior-year quarter. This increase can be attributed to both higher net earnings and a lower diluted share count.

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

We believe we have sufficient liquidity to satisfy our cash needs and expect to continue to fund our business with cash flow from operations. We continue, however, to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Consequently, we are actively monitoring spending and taking action, when necessary, to align spending with sales performance. We also plan to defer non-essential capital investments amid the COVID-19 pandemic. To further enhance our financial flexibility, we (i) drew $60.0 million on our line of credit subsequent to March 28, 2020 to ensure availability of additional liquidity under our credit facility, and (ii) have temporarily suspended our share repurchase program.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $194.1 million at March 28, 2020, from $234.8 million at December 28, 2019. The decrease is primarily due to cash paid for share repurchases of $57.0 million. This decrease was partially offset by $30.8 million cash provided by operating activities. Of the $194.1 million cash and cash equivalents at March 28, 2020, $12.2 million was held in the United States. Of the remaining $181.9 million held by our international subsidiaries, $143.5 million was held in China. Of the $234.8 million cash and cash equivalents at December 28, 2019, $85.3 million was held in the United States. Of the remaining $149.5 million held by our international subsidiaries, $114.9 million was held in China.

Cash Flows Provided by Operations

We have historically generated positive cash flow due to our strong operating margins. Net cash flow from operating activities totaled $30.8 million in the first three months of 2020, which was up $25.3 million from $5.5 million in the first three months of 2019. The increase in cash flows from operating activities was mainly driven by larger payments in the first three months of 2019 for accrued employee compensation costs, accrued Associate incentives, and inventory purchases.

Line of Credit

Information with respect to our line of credit may be found in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Share Repurchase

Information with respect to share repurchases may be found in Note H to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Part II, Item 2 of this report, under the heading “Purchases of Equity Securities by the Issuer and Affiliated Purchasers”.

Off-Balance Sheet Arrangements

None.

Summary

We believe our current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available to us at all or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Critical Accounting Policies

There were no changes during the quarter to our critical accounting policies as disclosed in our Form 10-K for the year ended December 28, 2019 (the “2019 Form 10-K”). Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2019 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 28, 2019.

Item 4.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2019 Form 10-K filed with the SEC on February 25, 2020. The following additional risk factors relating to COVID-19 should be read in conjunction with the risk factors previously disclosed in our 2019 Form 10-K and the information contained in this Quarterly Report on Form 10-Q

Our business, operating results and financial condition have been adversely affected by the COVID-19 pandemic and could be adversely affect by other epidemics, pandemics or similar widespread public health concern.

COVID-19, which has been declared a pandemic by the World Health Organization, has rapidly spread around the world and is impacting worldwide health and economic activity and began to adversely affect our results of operations and financial condition toward the latter end of the first fiscal quarter of 2020. The reality, or fear, of the COVID-19 pandemic, or another pandemic, epidemic or similar widespread health concern, poses the risk that we and/or our Associates, customers, employees, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions or bans, social distancing requirements, shelter at home orders and advisories, avoidance of public gatherings, and other restrictions that have been or may be suggested or mandated by governmental authorities, or due to the impact of COVID-19 itself, on our operations or the operations of other companies with whom we do business. The COVID-19 pandemic and/or other similar pandemics may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our 2019 Form 10-K, including but not limited to those relating to the regulation of our business and industry; our customer growth strategy; our supply chain; disruption in our manufacturing, distribution or other operations; our international markets; the activities of our Associates; and general economic and/or political conditions.

The COVID-19 pandemic is expected to continue to have an adverse effect on our business and the results of operations.

At the latter part of the quarter ended March 28, 2020, we began to see adverse effects of the response to and efforts to contain the COVID-19 pandemic in many of our markets. Due to the uncertainty surrounding the COVID-19 pandemic, we will continue to assess the situation, including government-imposed restrictions, market by market. To promote the health and safety of our employees and customers, we have, among other things, modified our business in a number of ways and may be required to adopt further modifications to our business, many of which could negatively impact our results of operations or financial condition. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition. For instance, our sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including inflation, deflation, prolonged weak consumer demand, political instability or other changes. The extent to which the COVID-19 outbreak continues to impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

The COVID-19 pandemic has increased capital markets volatility.

The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At March 28, 2020, the authorized amount available for repurchases under the plan was $73 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

Due to the uncertainty surrounding the impact of the COVID-19 pandemic, in order to preserve liquidity, at the end of the first quarter we announced that we are temporarily suspending repurchases under the share repurchase program.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended March 28, 2020.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal January
(Dec. 29, 2019 through Feb. 1, 2020)	0	$0.00	0	$130,000
Fiscal February
(Feb. 2, 2020 through Feb. 29, 2020)	292	$77.31	292	$107,447
Fiscal March
(Mar. 1, 2020 through Mar. 28, 2020)	493	$69.85	493	$72,971
	785		785

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

Date: May 5, 2020

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)