Form 10-Q
period 2020-06-27
USANA HEALTH SCIENCES INC
filed 2020-08-04
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2020, 21,020,007 shares of common stock, $.001 par value, of the registrant were outstanding.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 27, 2020

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

•Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, and other disruptions to our supply chain, and;

•Our continued compliance with debt covenants in our credit facility.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	June 27,	December 28,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$227,368	$234,830
Inventories	69,279	68,905
Prepaid expenses and other current assets	28,302	25,544
Total current assets	324,949	329,279
Property and equipment, net	98,435	95,233
Goodwill	16,521	16,636
Intangible assets, net	29,008	29,840
Deferred tax assets	3,741	3,090
Other assets	39,497	42,856
	$512,151	$516,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,942	$12,525
Other current liabilities	128,775	123,573
Total current liabilities	139,717	136,098
Deferred tax liabilities	6,584	10,282
Other long-term liabilities	16,774	18,842
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 21,017 as of June 27, 2020
and 21,655 as of December 28, 2019	21	22
Additional paid-in capital	55,526	59,445
Retained earnings	312,659	306,146
Accumulated other comprehensive income (loss)	(19,130)	(13,901)
Total stockholders' equity	349,076	351,712
	$512,151	$516,934

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	$258,991	$256,016	$525,610	$529,006
Cost of sales	47,674	46,494	93,733	92,395
Gross profit	211,317	209,522	431,877	436,611
Operating expenses:
Associate incentives	110,852	111,511	226,921	234,041
Selling, general and administrative	60,879	66,854	126,358	136,409
Total operating expenses	171,731	178,365	353,279	370,450
Earnings from operations	39,586	31,157	78,598	66,161
Other income (expense):
Interest income	435	1,301	1,419	2,785
Interest expense	(217)	(10)	(238)	(22)
Other, net	175	64	(637)	(118)
Other income (expense), net	393	1,355	544	2,645
Earnings before income taxes	39,979	32,512	79,142	68,806
Income taxes	12,002	11,134	24,613	23,256
Net earnings	$27,977	$21,378	$54,529	$45,550

Earnings per common share
Basic	$1.33	$0.92	$2.56	$1.95
Diluted	$1.32	$0.91	$2.56	$1.93

Weighted average common shares outstanding
Basic	21,034	23,245	21,265	23,364
Diluted	21,129	23,370	21,340	23,648

Comprehensive income:
Net earnings	$27,977	$21,378	$54,529	$45,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,861	(5,592)	(4,376)	(818)
Tax benefit (expense) related to foreign currency
translation adjustment	(1,892)	242	(853)	(1,052)
Other comprehensive income (loss), net of tax	(31)	(5,350)	(5,229)	(1,870)
Comprehensive income	$27,946	$16,028	$49,300	$43,680

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For six months ended June 29, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				45,550		45,550
Other comprehensive income (loss), net of tax					(1,870)	(1,870)
Equity-based compensation expense			8,601			8,601
Common stock repurchased and retired	(651)	(1)	(10,115)	(47,507)		(57,623)
Common stock issued under equity award plans	64	—				—
Tax withholding for net-share settled equity awards			(1,648)			(1,648)
Balance at June 29, 2019	22,980	$23	$68,846	$327,544	$(12,257)	$384,156

For six months ended June 27, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				54,529		54,529
Other comprehensive income (loss), net of tax					(5,229)	(5,229)
Equity-based compensation expense			6,991			6,991
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	147	—				—
Tax withholding for net-share settled equity awards			(1,898)			(1,898)
Balance at June 27, 2020	21,017	$21	$55,526	$312,659	$(19,130)	$349,076

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended June 29, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at March 30, 2019	23,335	$23	$69,100	$329,001	$(6,907)	$391,217
Net earnings				21,378		21,378
Other comprehensive income (loss), net of tax					(5,350)	(5,350)
Equity-based compensation expense			4,769			4,769
Common stock repurchased and retired	(367)	—	(4,788)	(22,835)		(27,623)
Common stock issued under equity award plans	12	—				—
Tax withholding for net-share settled equity awards			(235)			(235)
Balance at June 29, 2019	22,980	$23	$68,846	$327,544	$(12,257)	$384,156

For the three months ended June 27, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at March 28, 2020	20,995	$21	$52,004	$284,682	$(19,099)	$317,608
Net earnings				27,977		27,977
Other comprehensive income (loss), net of tax					(31)	(31)
Equity-based compensation expense			3,597			3,597
Common stock issued under equity award plans	22	—				—
Tax withholding for net-share settled equity awards			(75)			(75)
Balance at June 27, 2020	21,017	$21	$55,526	$312,659	$(19,130)	$349,076

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities
Net earnings	$54,529	$45,550
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	7,044	7,654
Right-of-use asset amortization	4,355	3,977
(Gain) loss on sale of property and equipment	116	26
Equity-based compensation expense	6,991	8,601
Deferred income taxes	(5,326)	(10,722)
Changes in operating assets and liabilities:
Inventories	(1,950)	(6,026)
Prepaid expenses and other assets	(4,890)	3,334
Accounts payable	(1,120)	1,379
Other liabilities	3,675	(33,094)
Net cash provided by (used in) operating activities	63,424	20,679
Cash flows from investing activities
Receipts on notes receivable	179	92
Proceeds from the settlement of net investment hedges	1,935	1,936
Payments for net investment hedge	(1,089)	(1,660)
Maturities of investment securities held-to-maturity	—	60,540
Proceeds from sale of property and equipment	—	6
Purchases of property and equipment	(10,821)	(7,130)
Net cash provided by (used in) investing activities	(9,796)	53,784
Cash flows from financing activities
Repurchase of common stock	(57,029)	(57,623)
Borrowings on line of credit	60,000	5,000
Payments on line of credit	(60,000)	(5,000)
Payments related to tax withholding for net-share settled equity awards	(1,898)	(1,648)
Net cash provided by (used in) financing activities	(58,927)	(59,271)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,195)	1,839
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,494)	17,031
Cash, cash equivalents, and restricted cash at beginning of period	237,688	217,234
Cash, cash equivalents, and restricted cash at end of period	$230,194	$234,265
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$227,368	$231,353
Restricted cash included in other assets	2,826	2,912
Total cash, cash equivalents, and restricted cash	$230,194	$234,265
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$199	$7
Income taxes	30,866	35,149
Cash received during the period for:
Income tax refund	42	5,169
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,151	22,926
Accrued purchases of property and equipment	613	659

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

The condensed consolidated balance sheet as of December 28, 2019, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of June 27, 2020 and results of operations for the three and six months ended June 27, 2020 and June 29, 2019.

The interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. The results of operations for the three and six months ended June 27, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2021.

The Company considered the current and expected future economic and market conditions surrounding the global pandemic involving the novel strain of coronavirus known as COVID-19 to assess whether a triggering event had occurred that would result in a potential impairment of goodwill, indefinite-lived intangible assets, and long-lived assets. Based on this assessment, the Company concluded that a triggering event has not occurred which would require further impairment testing to be performed. The Company’s operations were not materially affected by COVID-19 for the three and six months ended June 27, 2020. While the Company did not incur significant disruptions to its operations during the three and six months ended June 27, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION – CONTINUED

Recent Accounting Pronouncements

Adopted accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 during the first quarter of 2020 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. For public business entities, the amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The Company adopted ASU 2018-15 during the first quarter of 2020 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the Generally Accepted Accounting Principles (“GAAP”) guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective upon issuance through December 31, 2022 on a prospective basis. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The Company does not expect the adoption of ASU 2020-04 will have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The amendments in this ASU are effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the three and six months ended June 27, 2020 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	June 27,	Inputs
	2020	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$149,307	$149,307	$—	$—
Foreign currency contracts included in other current liabilities	(888)	—	(888)	—
	$148,419	$149,307	$(888)	$—

		Fair Value Measurements Using
	December 28,	Inputs
	2019	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$180,032	$180,032	$—	$—
Foreign currency contracts included in other current liabilities	(764)	—	(764)	—
	$179,268	$180,032	$(764)	$—

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. At June 27, 2020 and December 28, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature.

NOTE C – INVENTORIES

Inventories consist of the following:

	June 27,	December 28,
	2020	2019
Raw materials	$18,619	$15,879
Work in progress	8,420	12,111
Finished goods	42,240	40,915
	$69,279	$68,905

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

The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Other Revenue	$978	$784	$1,977	$1,657

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note I.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	June 27,	December 28,
	2020	2019
Contract liabilities at beginning of period	$13,852	$15,055
Increase due to deferral of revenue at period end	15,972	13,852
Decrease due to beginning contract liabilities recognized as revenue	(13,372)	(15,055)
Contract liabilities at end of period	$16,452	$13,852

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE E – LINE OF CREDIT - CONTINUED

The adjusted EBITDA under the Credit Agreement is modified for certain non-cash expenses. Any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation under the Credit Agreement. This provision resulted in a reduction of $8,856 and $8,924 in the available borrowing limit as of June 27, 2020 and December 28, 2019, respectively, due to existing normal course of business guarantees in certain markets.

There was no outstanding debt on this line of credit at June 27, 2020. The Company will be required to pay any balance on this line of credit in full at the time of maturity in April 2021, unless the Credit Agreement is replaced or its terms are renegotiated.

NOTE F – CONTINGENCIES

The Company is involved in various lawsuits, claims, and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving its products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given as to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

On February 7, 2017, the Company disclosed in a Current Report on Form 8-K filed with the SEC that it was conducting a voluntary internal investigation regarding its BabyCare operations in China.  In 2017, the Company voluntarily contacted the SEC and the United States Department of Justice (“DOJ”) to advise both agencies that an internal investigation was underway. The Company provided information to both agencies throughout the internal investigation.   On June 24, 2020, the SEC informed the Company that it had closed its investigation and declined any enforcement action.  The SEC stated that it had reached this conclusion based on a number of factors, including, but not limited to, the Company’s (i) prompt, voluntary self-disclosure of the matters underlying the investigation, (ii) thorough internal investigation, (iii) full cooperation with the SEC, and (iv) remediation of the matters underlying the investigation. On June 26, 2020, the DOJ informed the Company by letter that it had closed its investigation into this matter, noting the Company’s cooperation during the investigation.

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

During the second quarter ended June 27, 2020 and June 29, 2019, the Company settled a European option designated as a net investment hedge with a notional amount of $90,000 and $110,000, respectively. For the three and six months ended June 27, 2020 and June 29, 2019, the Company realized a net gain of $846 and $276, respectively, which is recorded to FCTA within AOCI.

As of June 27, 2020, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net earnings available to common shareholders	$27,977	$21,378	$54,529	$45,550
Weighted average common shares outstanding - basic	21,034	23,245	21,265	23,364
Dilutive effect of in-the-money equity awards	95	125	75	284
Weighted average common shares outstanding - diluted	21,129	23,370	21,340	23,648
Earnings per common share from net earnings - basic	$1.33	$0.92	$2.56	$1.95
Earnings per common share from net earnings - diluted	$1.32	$0.91	$2.56	$1.93

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
June 27,	June 29,	June 27,	June 29,
2020	2019	2020	2019
284	392	550	248

There were no shares repurchased during the quarter ended June 27, 2020. During the quarter ended June 29, 2019, the Company repurchased and retired 367 shares for $27,623 under its share repurchase plan.

During the six months ended June 27, 2020 and June 29, 2019, the Company repurchased and retired 785 shares and 651 shares for $57,029 and $57,623, respectively, under the its share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of June 27, 2020, the remaining authorized repurchase amount under the stock repurchase plan was $72,971.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I – SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold through a network marketing system of independent distributors (“Associates”).  The Company aggregates its operating segments into one reportable segment as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
USANA® Nutritionals	79%	83%	82%	84%
USANA Foods	12%	9%	10%	8%
Personal care and Skincare	8%	7%	7%	7%
All Other	1%	1%	1%	1%

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net Sales to External Customers
Asia Pacific
Greater China	$124,001	$128,946	$255,433	$273,099
Southeast Asia Pacific	59,459	53,960	116,381	108,475
North Asia	25,852	22,575	53,103	44,803
Asia Pacific Total	209,312	205,481	424,917	426,377
Americas and Europe	49,679	50,535	100,693	102,629
Consolidated Total	$258,991	$256,016	$525,610	$529,006

The following table provides further information on markets representing 10% or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales:
China	$110,525	$112,775	$226,003	$240,147

			As of
			June 27,	December 28,
			2020	2019
Long-lived assets:
China			$87,845	$90,886
United States			$60,912	$54,809

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide an understanding of USANA’s financial condition, results of operations and cash flows by reviewing certain key indicators and measures of performance from year to year.

The MD&A is presented in six sections as follows:

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of June 27, 2020, we had approximately 599,000 active Customers worldwide.

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

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	June 27,	June 29,
	2020	2019
Product Line
USANA® Nutritionals
Optimizers	63%	65%
Essentials/CellSentials*	19%	19%
USANA Foods	10%	8%
Personal care and Skincare	7%	7%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	12%	12%
Proflavanol®	11%	11%
Probiotic	10%	10%

*Represents a product line consisting of multiple products, as opposed to the actual Essentials / CellSentials product.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended June 27, 2020, net sales outside of the United States represented 90.4% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Trends Affecting Our Business – COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19, which is believed to have originated in Wuhan City, China, has spread and significantly impacted various countries around the world, including the United States and the other markets in which USANA sells products and has operations. Various policies and initiatives have been implemented, and continue to be utilized, around the world to reduce the spread of COVID-19, including work-from-home requirements or requests, shelter-in-place requirements, social distancing requirements, travel restrictions or bans in and to certain countries, the closure of retail stores, restaurants and other business establishments and the cancellation of major sporting and entertainment events. During the second quarter of 2020, many local, state and national governments began a phased reopening of their economies, which included a partial reopening of restaurants and retail establishments as well as increased travel. These reopenings have been carried out under new guidelines and enhanced safety measures, including continued social distancing and face mask requirements or requests. However, certain countries and states have paused or reversed plans to reopen their economies as COVID-19 continues to spread in various locations, including the United States, at an increased rate. Local, state and national governments also continue to emphasize the importance of overall health, wellness and nutrition during this pandemic and have allowed, and requested, that manufacturers of nutritional supplements and health food products, such as USANA, remain open to meet the needs of the general public. Consequently, as of the date of this report, we can report that (i) our manufacturing facilities in the U.S. and China continue to remain fully operational, (ii) we continue to sell and distribute products in each of our markets throughout the world, and (iii) we have not experienced any meaningful disruption to our world-wide supply chain, though it is possible that disruptions could occur if the COVID-19 pandemic continues to impact markets around the world for a prolonged period of time.

The health and safety of our employees and customers around the world remains our top priority. We are also committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. For instance, we are continuing to utilize a work-from-home plan for all non-manufacturing and non-distribution employees. Although our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines. On top of our already high standards for safety and sanitation in manufacturing, we continue to utilize body temperature monitoring, social distancing, and mandatory use of face masks for employees and visitors at our facilities. We are also utilizing flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. In nearly all of our markets, we have also temporarily closed product will-call centers and are instead offering curbside delivery and subsidized shipping to customers. Finally, our risk management team continues to monitor the rapidly evolving COVID-19 situation and recommend additional risk mitigation actions where necessary.

Our Associate sales force has also modified their business operations as a result of COVID-19. While many of our Associates have transitioned over the last several years to doing business online through social media, person-to-person and face-to-face selling remains an important part of our business and of direct selling in general. Consequently, as a result of the social distancing and stay-at-home orders put in place across all of our markets, our Associates have also been required to modify their business practices to conduct the entirety of their business virtually. We continue to do what we can to assist our Associates in their efforts, including providing increased sales, technology and systems support in each of our markets.

While the overall impact of the COVID-19 pandemic on our consolidated results of operations for the three and six months ended June 27, 2020 was not material, there continues to be uncertainty surrounding COVID-19 and its potential impact on our business, industry and the citizens and economies in our various international markets. Although we have successfully modified our business operations in each of our markets to date, future efforts to reduce the spread of COVID-19 could still affect our momentum and operating results in the second half of the year. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan, however, remains the same and entails our efforts to safeguard against disruptions to our business, particularly through maintaining and operating (i) raw material procurement; (ii) manufacturing; (iii) distribution; (iv) selling; (v) operating cash flows and liquidity; (vi) Associate engagement and activity; and (vii) employee support and engagement.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three and six months ended June 27, 2020. We continue to monitor any effects that may result from the CARES Act.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 59% of product sales during the six months ended June 27, 2020; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

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

To further support our Associates in building their businesses, we traditionally sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. We also provide low cost sales tools, including online sales, business management, and training tools, which are intended to support our Associates in building and maintaining a successful home-based business. Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates. We sponsor meetings designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team. As noted above in this report, during the first six months we chose to either cancel several of these types of meetings and other Associate events, or change them to virtual events, as a result of the COVID-19 pandemic. Additionally, upcoming Associate meetings and events of this nature have either been cancelled or changed to virtual events.

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	June 27, 2020		June 29, 2019		Prior Year	Change
Asia Pacific:
Greater China	278,000	46.4%	278,000	50.1%	—	0.0%
Southeast Asia Pacific	129,000	21.5%	108,000	19.4%	21,000	19.4%
North Asia	56,000	9.4%	47,000	8.5%	9,000	19.1%
Asia Pacific Total	463,000	77.3%	433,000	78.0%	30,000	6.9%
Americas and Europe	136,000	22.7%	122,000	22.0%	14,000	11.5%
	599,000	100.0%	555,000	100.0%	44,000	7.9%

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

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2020 increased 1.2% to $259.0 million, an increase of $3.0 million, compared with the prior-year quarter. This increase was due primarily to (i) promotions offered during the quarter and (ii) growth in active Customers during the quarter, due to double-digit customer growth in three-of-our-four regions. The increase was offset by the unfavorable impact of a strengthening U.S. dollar, which impacted net sales negatively by $8.1 million during the quarter.

Net earnings for the second quarter of 2020 were $28.0 million, an increase of 30.9% compared with $21.4 million during the prior-year period. The increase in net earnings was mainly the result of lower relative operating expenses and a reduced income tax rate.

Quarters Ended June 27, 2020 and June 29, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	June 27, 2020		June 29, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$124,001	47.9%	$128,946	50.3%	$(4,945)	(3.8%)	$(3,874)	(0.8%)
Southeast Asia Pacific	59,459	22.9%	53,960	21.1%	5,499	10.2%	(1,096)	12.2%
North Asia	25,852	10.0%	22,575	8.8%	3,277	14.5%	(1,127)	19.5%
Asia Pacific Total	209,312	80.8%	205,481	80.2%	3,831	1.9%	(6,097)	4.8%
Americas and Europe	49,679	19.2%	50,535	19.8%	(856)	(1.7%)	(1,999)	2.3%
	$258,991	100.0%	$256,016	100.0%	$2,975	1.2%	$(8,096)	4.3%

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Hong Kong, where local currency net sales decreased 29.4% due to an 11.1% decrease in active Customers. The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by the Philippines and Malaysia, which had local currency net sales growth of 42.0% and 16.9% due to a 44.4% and 10.7% increase in active Customers, respectively. This was partially offset by a 10.4% local currency sales decline in Australia due to a 9.5% decrease in active Customers. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 20.1% due to a 20.0% increase in active Customers.

Americas and Europe: The increase in constant currency net sales in Americas and Europe was the result of modest local currency sales growth in nearly all markets within this region. Canada and Mexico led the region in sales growth, which can be primarily attributed to an increase in active Customers of 4.9% and 13.6%, respectively.

Gross Profit

Gross profit decreased 20 basis points to 81.6% of net sales, down from 81.8% in the prior-year quarter. This decrease can primarily be attributed to (i) higher relative freight costs due to will-call closures and subsidized shipping as a result of COVID-19, (ii) higher production costs, (iii) product promotions offered during the quarter, and (iv) unfavorable changes in currency exchange rates. These decreases were partially offset by lower scrap costs.

Associate Incentives

Associate incentives decreased 80 basis points to 42.8% of net sales for the second quarter of 2020, compared with 43.6% in the prior-year quarter.  The relative decrease can be attributed to product based promotions offered during the quarter as well as changes in market sales mix.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expenses decreased $6.0 million. The decrease can primarily be attributed to the impact of COVID-19, which has resulted in (i) lower travel costs, (ii) benefits from temporary government stimulus programs, and (iii) decreased event costs.

Income Taxes

Income taxes decreased to 30.0% of pre-tax earnings in the second quarter of 2020, down from 34.2% of pre-tax earnings in the prior-year quarter.  The lower effective tax rate is due primarily to certain discrete events as well as increased earnings in the U.S., which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 45.1% in the second quarter of 2020 compared with the prior-year quarter. This increase can be attributed to higher net earnings and a lower diluted share count.

Six Months Ended June 27, 2020 and June 29, 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the six months ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Six Months Ended
	June 27, 2020		June 29, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$255,433	48.6%	$273,099	51.6%	$(17,666)	(6.5%)	$(7,583)	(3.7%)
Southeast Asia Pacific	116,381	22.1%	108,475	20.5%	7,906	7.3%	(2,222)	9.3%
North Asia	53,103	10.1%	44,803	8.5%	8,300	18.5%	(2,664)	24.5%
Asia Pacific Total	424,917	80.8%	426,377	80.6%	(1,460)	(0.3%)	(12,469)	2.6%
Americas and Europe	100,693	19.2%	102,629	19.4%	(1,936)	(1.9%)	(2,270)	0.3%
	$525,610	100.0%	$529,006	100.0%	$(3,396)	(0.6%)	$(14,739)	2.1%

Asia Pacific: The decrease in constant currency net sales in Greater China was largely the result of a sales decline in both Mainland China and Hong Kong, where local currency net sales decreased 2.5% and 26.0% respectively. The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by the Philippines and Malaysia and which had local currency net sales growth of 19.8% and 27.7% respectively due to an increase in active Customers of 44.4% and 10.7%. This was partially offset by a 9.3% local currency sales decline in Australia due to a 9.5% decrease in active Customers. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 25.5% due to a 20.0% increase in active Customers.

Americas and Europe: Constant currency net sales in this region increased 0.3%, driven by modest growth in Canada, the U.S., and Europe, which was partially offset by a decline in local currency sales in Mexico.

Gross Profit

Gross profit decreased 30 basis points to 82.2% of net sales for the first six months of 2020, from 82.5% in the prior-year. This decrease can primarily be attributed to (i) higher production costs, (ii) product promotions offered during the first six months of 2020, (iii) higher relative freight costs due to will-call closures and subsidized shipping as a result of COVID-19, and (iv) unfavorable changes in currency exchange rates.

Associate Incentives

Associate incentives decreased 100 basis points to 43.2% of net sales for the first six months of 2020, compared with 44.2% in the prior-year. The relative decrease can be attributed to product based promotions offered during the first six months of 2020, changes in market sales mix and annual price adjustments.

Selling, General and Administrative Expenses

In absolute terms, our selling, general and administrative expenses decreased $10.1 million for the first six months of 2020, compared to the prior-year. The decrease can mainly be attributed to (i) lower variable expenses tied to Associate events that were cancelled or postponed due to COVID-19, (ii) lower employee related costs, and (iii) lower travel related expenses.

Income Taxes

Income taxes decreased to 31.1% of pre-tax earnings for the first six months of 2020 compared to 33.8% of pre-tax earnings in the prior-year period.  The lower effective tax rate is due primarily to certain discrete events as well as increased earnings in the U.S., which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 32.6% in the first six months of 2020 compared with the same period of the prior year. This increase can be attributed to higher net earnings and a lower diluted share count.

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

We believe we have sufficient liquidity to satisfy our cash needs and expect to continue to fund our business with cash flow from operations. We continue, however, to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Consequently, we are actively monitoring spending and taking action, when necessary, to align spending with sales performance. During the quarter we drew $60.0 million on our line of credit to ensure availability of additional liquidity, however, that amount was paid back by the end of the quarter. Subsequent to June 27, 2020, our board of directors will once again consider utilizing our share repurchase authorization to return value to shareholders.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $227.4 million at June 27, 2020, from $234.8 million at December 28, 2019. This decrease is due primarily to (i) cash used to repurchase and retire shares of our common stock totaling $57.0 million and (ii) purchases of plant, property and equipment to support in-house manufacturing of our food product line. The decrease was partially offset by cash flow provided by operations of $63.4 million.

The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	June 27,	December 28,
	2020	2019
United States	$108.4	$85.3
China	75.1	114.9
All other markets	43.9	34.6
Total Cash and cash equivalents	$227.4	$234.8

Cash Flows Provided by Operations

We have historically generated positive cash flow due to our strong operating margins. Net cash flow provided by operating activities totaled $63.4 million in the first six months of 2020, which was up $42.7 million from $20.7 million in the first six months of 2019. The increase in cash flows from operating activities was mainly driven by (i) lower payments and higher accruals in the current year related to employee compensation costs, (ii) higher accruals for Associate incentives, and (iii) higher net earnings.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2019 Form 10-K filed with the SEC on February 25, 2020. The risk factors identified in our 2019 Form 10-K and our Form 10-Q for the quarter-ended March 28, 2020, have not changed in any material respect.

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

Date: August 4, 2020

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)