Form 10-Q
period 2020-09-26
USANA HEALTH SCIENCES INC
filed 2020-11-03
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2020, 21,037,938 shares of common stock, $.001 par value, of the registrant were outstanding.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2020

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report include, among others, the following:

●	Our dependence upon the direct selling business model to distribute our products and the activities of our independent Associates;
●

Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding, particularly in the United States and China;

●

The operation and expansion of our business in China through our subsidiary, BabyCare Holdings, Ltd. (“BabyCare”), including risks related to (i) operating in China in general, (ii) engaging in direct selling in China, (iii) BabyCare’s business model in China, and (iv) changes in the Chinese economy, marketplace or consumer environment;

●	Unanticipated effects of changes to our Compensation Plan;
●

Challenges associated with our planned expansion into new international markets, delays in commencement of sales or product offerings in such markets, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

●

Uncertainty related to the magnitude, scope and duration of the impact of the novel strain coronavirus COVID-19 pandemic (“COVID-19” or the “COVID-19 pandemic”) to our business, operations and financial results, including, for example, additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19 in the markets where we operate, such as restrictions on business operations, shelter at home, or social distancing requirements;

●

Political events, natural disasters, pandemics, epidemics or other health crises including, and in addition to, COVID-19 or other events that may negatively affect economic conditions, consumer spending or consumer behavior;

●

Changes to trade policies and tariffs, the impact of customs, duties, taxation, and transfer pricing regulations, as well as regulations governing distinctions between and our responsibilities to employees and independent contractors;

●	Volatile fluctuation in the value of foreign currencies against the U.S. dollar;
●	Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, and other disruptions to our supply chain; and
●	Our continued compliance with debt covenants in our credit facility.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly-owned subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	September 26,	December 28,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$278,418	$234,830
Inventories	78,167	68,905
Prepaid expenses and other current assets	29,447	25,544
Total current assets	386,032	329,279
Property and equipment, net	99,400	95,233
Goodwill	16,894	16,636
Intangible assets, net	29,748	29,840
Deferred tax assets	4,618	3,090
Other assets	40,840	42,856
	$577,532	$516,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,173	$12,525
Other current liabilities	146,690	123,573
Total current liabilities	160,863	136,098
Deferred tax liabilities	8,248	10,282
Other long-term liabilities	19,304	18,842
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 21,020 as of September 26, 2020 and 21,655 as of December 28, 2019	21	22
Additional paid-in capital	59,011	59,445
Retained earnings	343,165	306,146
Accumulated other comprehensive income (loss)	(13,080)	(13,901)
Total stockholders' equity	389,117	351,712
	$577,532	$516,934

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	$298,513	$260,598	$824,123	$789,604
Cost of sales	56,358	47,819	150,091	140,214
Gross profit	242,155	212,779	674,032	649,390
Operating expenses:
Associate incentives	131,144	111,059	358,065	345,100
Selling, general and administrative	65,656	66,262	192,014	202,671
Total operating expenses	196,800	177,321	550,079	547,771
Earnings from operations	45,355	35,458	123,953	101,619
Other income (expense):
Interest income	460	966	1,879	3,751
Interest expense	(1,377)	(22)	(1,615)	(44)
Other, net	(163)	(514)	(800)	(632)
Other income (expense), net	(1,080)	430	(536)	3,075
Earnings before income taxes	44,275	35,888	123,417	104,694
Income taxes	13,769	11,666	38,382	34,922
Net earnings	$30,506	$24,222	$85,035	$69,772

Earnings per common share
Basic	$1.45	$1.09	$4.01	$3.04
Diluted	$1.44	$1.09	$4.00	$3.01

Weighted average common shares outstanding
Basic	21,043	22,180	21,191	22,969
Diluted	21,170	22,223	21,283	23,173

Comprehensive income:
Net earnings	$30,506	$24,222	$85,035	$69,772
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,381	(6,186)	2,005	(7,004)
Tax benefit (expense) related to foreign currency translation adjustment	(331)	422	(1,184)	(630)
Other comprehensive income (loss), net of tax	6,050	(5,764)	821	(7,634)
Comprehensive income	$36,556	$18,458	$85,856	$62,138

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For nine months ended September 28, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				69,772		69,772
Other comprehensive income (loss), net of tax					(7,634)	(7,634)
Equity-based compensation expense			12,684			12,684
Common stock repurchased and retired	(2,009)	(2)	(26,117)	(123,881)		(150,000)
Common stock issued under equity award plans	73	—				—
Tax withholding for net-share settled equity awards			(1,682)			(1,682)
Balance at September 28, 2019	21,631	$22	$56,893	$275,392	$(18,021)	$314,286

For nine months ended September 26, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				85,035		85,035
Other comprehensive income (loss), net of tax					821	821
Equity-based compensation expense			10,519			10,519
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	150	—				—
Tax withholding for net-share settled equity awards			(1,941)			(1,941)
Balance at September 26, 2020	21,020	$21	$59,011	$343,165	$(13,080)	$389,117

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended September 28, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at June 29, 2019	22,980	$23	$68,846	$327,544	$(12,257)	$384,156
Net earnings				24,222		24,222
Other comprehensive income (loss), net of tax					(5,764)	(5,764)
Equity-based compensation expense			4,083			4,083
Common stock repurchased and retired	(1,358)	(1)	(16,002)	(76,374)		(92,377)
Common stock issued under equity award plans	9	—				—
Tax withholding for net-share settled equity awards			(34)			(34)
Balance at September 28, 2019	21,631	$22	$56,893	$275,392	$(18,021)	$314,286

For the three months ended September 26, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at June 27, 2020	21,017	$21	$55,526	$312,659	$(19,130)	$349,076
Net earnings				30,506		30,506
Other comprehensive income (loss), net of tax					6,050	6,050
Equity-based compensation expense			3,528			3,528
Common stock issued under equity award plans	3	—				—
Tax withholding for net-share settled equity awards			(43)			(43)
Balance at September 26, 2020	21,020	$21	$59,011	$343,165	$(13,080)	$389,117

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash flows from operating activities
Net earnings	$85,035	$69,772
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	10,513	11,187
Right-of-use asset amortization	6,479	6,095
(Gain) loss on sale of property and equipment	145	37
Equity-based compensation expense	10,519	12,684
Deferred income taxes	(4,623)	(10,634)
Changes in operating assets and liabilities:
Inventories	(8,858)	3,861
Prepaid expenses and other assets	(7,259)	8,071
Accounts payable	2,179	(1,248)
Other liabilities	18,356	(28,832)
Net cash provided by (used in) operating activities	112,486	70,993
Cash flows from investing activities
Receipts on notes receivable	236	145
Proceeds from the settlement of net investment hedges	1,935	1,936
Payments for net investment hedge	(1,089)	(1,660)
Maturities of investment securities held-to-maturity	—	63,539
Proceeds from sale of property and equipment	—	11
Purchases of property and equipment	(13,610)	(11,372)
Net cash provided by (used in) investing activities	(12,528)	52,599
Cash flows from financing activities
Repurchase of common stock	(57,029)	(150,000)
Borrowings on line of credit	60,000	5,000
Payments on line of credit	(60,000)	(5,000)
Payments related to tax withholding for net-share settled equity awards	(1,941)	(1,682)
Payments for debt issuance costs	—	(65)
Net cash provided by (used in) financing activities	(58,970)	(151,747)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,672	(3,523)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,660	(31,678)
Cash, cash equivalents, and restricted cash at beginning of period	237,688	217,234
Cash, cash equivalents, and restricted cash at end of period	$281,348	$185,556
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

Cash and cash equivalents	$278,418	$182,748
Restricted cash included in other assets	2,930	2,808
Total cash, cash equivalents, and restricted cash	$281,348	$185,556
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,556	$10
Income taxes	43,789	45,666
Cash received during the period for:
Income tax refund	270	5,432
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	3,775	25,872
Accrued purchases of property and equipment	414	223

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high-quality, science-based nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. All intercompany accounts and transactions have been eliminated in consolidation. The countries included in these regions and sub-regions are as follows:

(1) Asia Pacific -

(i)          Greater China - Hong Kong, Taiwan, and China. The Company’s business in China is conducted by BabyCare Holdings, Ltd., the Company’s wholly-owned subsidiary.

(ii)         Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia.

(iii)        North Asia – Japan and South Korea.

(2) Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.

The condensed consolidated balance sheet as of December 28, 2019, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 26, 2020 and results of operations for the three and nine months ended September 26, 2020 and September 28, 2019.

The interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. The results of operations for the three and nine months ended September 26, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2021.

The Company considered the current and expected future economic and market conditions surrounding the global pandemic involving the novel strain of coronavirus known as COVID-19 to assess whether a triggering event had occurred that would result in a potential impairment of goodwill, indefinite-lived intangible assets, and long-lived assets. Based on this assessment, the Company concluded that a triggering event has not occurred which would require further impairment testing to be performed. The Company’s operations were not materially affected by COVID-19 for the three and nine months ended September 26, 2020. While the Company did not incur significant disruptions to its operations during the three and nine months ended September 26, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business. Further information regarding the Company’s annual goodwill impairment test and annual indefinite-lived intangible test can be found in Note D – Intangible Assets.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective upon issuance through December 31, 2022 on a prospective basis. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The Company adopted ASU 2020-04 during the first quarter of 2020 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three and nine months ended September 26, 2020 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

(in thousands, except per share data)

(unaudited)

NOTE B – FAIR VALUE MEASURES

The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

●	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable and are used to measure fair value in situations where there is little, if any, market activity for the asset or liability at the measurement date.

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	September 26,	Inputs
	2020	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$206,466	$206,466	$—	$—
Foreign currency contracts included in other current liabilities	(1,424)	—	(1,424)	—
	$205,042	$206,466	$(1,424)	$—

		Fair Value Measurements Using
	December 28,	Inputs
	2019	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$180,032	$180,032	$—	$—
Foreign currency contracts included in other current liabilities	(764)	—	(764)	—
	$179,268	$180,032	$(764)	$—

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. At September 26, 2020 and December 28, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, and accounts payable. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature.

NOTE C – INVENTORIES

Inventories consist of the following:

	September 26,	December 28,
	2020	2019
Raw materials	$22,569	$15,879
Work in progress	8,496	12,111
Finished goods	47,102	40,915
	$78,167	$68,905

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D – INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2020.  The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount.  As a result, no impairments of goodwill were recognized.

The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2020. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.

NOTE E – REVENUE AND CONTRACT LIABILITIES

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

The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Other Revenue	$817	$709	$2,794	$2,365

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	September 26,	December 28,
	2020	2019
Contract liabilities at beginning of period	$13,852	$15,055
Increase due to deferral of revenue at period end	19,363	13,852
Decrease due to beginning contract liabilities recognized as revenue	(13,612)	(15,055)
Contract liabilities at end of period	$19,603	$13,852

NOTE F – LINE OF CREDIT

On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Agreement”), dated as of August 25, 2020 with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. The Second Amended and Restated Agreement provides for changes to the Company’s existing Credit Agreement originally entered into on June 16, 2004, the Amended and Restated Credit Agreement as of April 27, 2011 (the “First Amended and Restated Agreement”), and by the First Amendment to First Amended and Restated Agreement as of July 18, 2013, the Second Amendment to First Amended and Restated Agreement, as of February 19, 2016 and the Third Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2019 (as amended and supplemented, the “Credit Agreement”), that was scheduled to expire in April 2021.

The Credit Agreement provides for a revolving credit limit for loans to the Company of up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility by up to $200,000.

There was no outstanding debt on the Credit Facility at September 26, 2020. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement (the “Pledge Agreement”).

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F – LINE OF CREDIT - CONTINUED

Interest on revolving borrowings under the Credit Facility are computed at Bank of America’s prime rate or the Eurodollar rate, adjusted by features specified in the Credit Agreement.  The Credit Agreement also requires the Company’s rolling four-quarter adjusted EBITDA covenant to $100,000 or greater and its ratio of consolidated funded debt to adjusted EBITDA of equal to or less than 2.0 to 1.0 at the end of each quarter.  The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company.

Under the terms of the Second Amendment to First Amended and Restated Agreement, as of February 19, 2016 and the Third Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2019, any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation.  This provision resulted in a reduction of $8,924 in the available borrowing limit as of December 28, 2019, due to existing normal course of business guarantees in certain markets.  Under the terms of the Second Amended and Restated Agreement, there is no provision requiring bank guarantees to reduce the available credit limit under the Credit Facility, as such, there was no reduction in the available borrowing limit as of September 26, 2020.

The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in August 2025.

NOTE G – CONTINGENCIES

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

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

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

During the nine months ended September 26, 2020 and September 28, 2019, the Company settled a European option designated as a net investment hedge with a notional amount of $90,000 and $110,000, respectively.  No settlements occurred during the three months ended September 26, 2020 and September 28, 2019.  For the nine months ended September 26, 2020 and September 28, 2019, the Company realized a net gain of $846 and $276, respectively, which is recorded to FCTA within AOCI.

As of  September 26, 2020 and December 28, 2019, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net earnings available to common shareholders	$30,506	$24,222	$85,035	$69,772
Weighted average common shares outstanding - basic	21,043	22,180	21,191	22,969
Dilutive effect of in-the-money equity awards	127	43	92	204
Weighted average common shares outstanding - diluted	21,170	22,223	21,283	23,173
Earnings per common share from net earnings - basic	$1.45	$1.09	$4.01	$3.04
Earnings per common share from net earnings - diluted	$1.44	$1.09	$4.00	$3.01

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
September 26,	September 28,	September 26,	September 28,
2020	2019	2020	2019
213	1,317	438	605

There were no shares repurchased during the quarter ended September 26, 2020. During the quarter ended September 28, 2019, the Company repurchased and retired 1,358 shares for $92,377 under its share repurchase plan.

During the nine months ended September 26, 2020 and September 28, 2019, the Company repurchased and retired 785 shares and 2,009 shares for $57,029 and $150,000, respectively, under its share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis.  The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of September 26, 2020, the remaining authorized repurchase amount under the stock repurchase plan was $72,971.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE J – SEGMENT INFORMATION

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

	Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
USANA® Nutritionals	85%	81%	83%	83%
USANA Foods	9%	9%	11%	8%
Personal care and Skincare	5%	9%	5%	8%
All Other	1%	1%	1%	1%

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net Sales to External Customers
Asia Pacific
Greater China	$136,013	$130,947	$391,446	$404,046
Southeast Asia Pacific	76,313	54,327	192,694	162,802
North Asia	28,969	23,299	82,072	68,102
Asia Pacific Total	241,295	208,573	666,212	634,950
Americas and Europe	57,218	52,025	157,911	154,654
Consolidated Total	$298,513	$260,598	$824,123	$789,604

The following table provides further information on markets representing 10% or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales:
China	$120,523	$115,424	$346,526	$355,571
Philippines	$33,585	$15,935	N/A	N/A
United States	$27,560	$28,137	N/A	N/A

	As of
	September 26,	December 28,
	2020	2019
Long-lived assets:
China	$89,208	$90,886
United States	$61,439	$54,809

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide an understanding of USANA’s financial condition, results of operations and cash flows by reviewing certain key indicators and measures of performance from year to year.

The MD&A is presented in six sections as follows:

●	Overview

●	Trends Affecting Our Business – COVID-19

●	Customers

●	Non-GAAP Financial Measures

●	Results of Operations

●	Liquidity and Capital Resources

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

Overview

We develop and manufacture high-quality, science-based nutritional and personal care products that are distributed internationally through a network marketing system, which is a form of direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of September 26, 2020, we had approximately 650,000 active Customers worldwide.

We have ongoing operations in the following markets, which are grouped and presented in two geographic regions as follows:

(1)   Asia Pacific -

(i)          Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare Holdings, Ltd., our wholly-owned subsidiary.

(ii)         Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia.

(iii)        North Asia – Japan and South Korea.

(2)   Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Product Line
USANA® Nutritionals
Optimizers	64%	64%
Essentials/CellSentials*	21%	19%
USANA Foods	9%	8%
Personal care and Skincare	5%	8%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	14%	12%
Proflavanol®	9%	11%
Probiotic	9%	10%

*Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended September 26, 2020, net sales outside of the United States represented 90.6% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Trends Affecting Our Business – COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19, which is believed to have originated in Wuhan City, China, has spread and significantly impacted various countries around the world, including the United States and the other markets in which USANA sells products and has operations. Various policies and initiatives have been implemented, and continue to be utilized, around the world to reduce the spread of COVID-19, including work-from-home requirements or requests, shelter-in-place requirements, social distancing requirements, travel restrictions or bans in and to certain countries, the closure of retail stores, restaurants and other business establishments and the cancellation of major sporting and entertainment events. During the third quarter of 2020, many governments in the markets where we do business operated their respective economies on a partial or fully operating basis under new guidelines and enhanced safety measures, including social distancing and face mask requirements or requests. However, certain markets, or different areas within a market, paused or reversed plans to reopen their economies as COVID-19 continues to spread in various locations, including the United States, at an increased rate. Local, state and national governments also continue to emphasize the importance of overall health, wellness and nutrition during this pandemic and have allowed, and requested, that manufacturers of nutritional supplements and health food products, such as USANA, remain open to meet the needs of the general public. Consequently, as of the date of this report, we can report that (i) our manufacturing facilities in the U.S. and China continue to remain fully operational, (ii) we continue to sell and distribute products in each of our markets throughout the world, and (iii) we have not experienced any meaningful disruption to our world-wide supply chain, though it is possible that disruptions could occur if the COVID-19 pandemic continues to impact markets around the world for a prolonged period of time.

The health and safety of our employees and customers around the world remains our top priority. We are also committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. For instance, we are continuing to utilize a work-from-home plan for all non-manufacturing and non-distribution employees. Although our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines. On top of our already high standards for safety and sanitation in manufacturing, we continue to utilize body temperature monitoring, social distancing, and mandatory use of face masks for employees and visitors at our facilities. We are also utilizing flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. In nearly all of our markets, we had temporarily closed product will-call centers and were offering curbside delivery and subsidized shipping to customers. Additionally, we continue to utilize a virtual events strategy to hold meetings and events with our Associates.  These virtual meetings and events have allowed us to reach larger audiences in a safe and effective environment.  Finally, our risk management team continues to monitor the rapidly evolving COVID-19 situation and recommend additional risk mitigation actions where necessary.

Our Associate sales force also continues to utilize a virtual sales and operating strategy as a result of COVID-19. While many of our Associates have transitioned over the last several years to doing business online through social media, person-to-person and face-to-face selling remains an important part of our business and of direct selling in general. In person selling and promotion of our products, however, has been challenging for our Associates due to the various guidelines and restrictions in place across all of our markets.  Consequently, our Associates continue to conduct most of their business virtually. We continue to do what we can to assist our Associates in their efforts, including providing increased sales, technology and systems support in each of our markets.

While the overall impact of the COVID-19 pandemic on our consolidated results of operations for the three and nine months ended September 26, 2020 was not material, there continues to be uncertainty surrounding COVID-19 and its potential impact on our business and industry and on the citizens and economies in our various international markets. Although we have successfully modified our business operations in each of our markets to date, future efforts to reduce the spread of COVID-19 could still affect our momentum and operating results. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan, however, remains the same and entails our efforts to safeguard against disruptions to our business, particularly through maintaining and operating (i) raw material procurement; (ii) manufacturing; (iii) distribution; (iv) selling; (v) operating cash flows and liquidity; (vi) Associate engagement and activity; and (vii) employee support and engagement.

While we expect to continue to fund our business with cash flow from operations and believe that we have sufficient liquidity to satisfy our cash needs, we cannot assure you that this will be the case due to the uncertainty surrounding the COVID-19 pandemic. Consequently, the impact from the COVID-19 pandemic on our business, financial condition or longer-term financial or operational results remains uncertain. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate at full strength during these uncertain times. We will continue to align spending with sales performance and defer non-essential capital investments amid the COVID-19 pandemic. Based on the actions we have taken and our assumptions regarding the impact of COVID-19, we believe that our current financial resources and cash flows from operations are sufficient to fund our liquidity requirements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three and nine months ended September 26, 2020. We continue to monitor any effects that may result from the CARES Act.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 58% of product sales during the nine months ended September 26, 2020; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

We believe that our ability to attract and retain active Customers is positively influenced by a number of factors, including our high-quality product offerings and the general public’s heightened awareness and understanding of the connection between diet and long-term health. Additionally, we believe that our Associate compensation plan and the general public’s growing desire for a secondary source of income and small business ownership are key to our ability to attract and retain Associates. We periodically make changes to our Compensation Plan in an effort to ensure that it is among the most competitive plans in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings. Additionally, the initiatives we are executing under our customer experience, social media, and social sharing strategies are designed to promote active Customer growth.  While these initiatives are designed to promote both Associate and Preferred Customer growth, Preferred Customer growth has outpaced Associate growth during the nine months ended September 26, 2020.  Consequently, Preferred Customers now comprise a larger portion of total active Customers.

To further support our Associates in building their businesses, we traditionally sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. We also provide low cost sales tools, including online sales, business management, and training tools, which are intended to support our Associates in building and maintaining a successful home-based business. Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates. We sponsor meetings designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team. As noted above in this report, during the first nine months we chose either to cancel several of these types of meetings and other Associate events, or to change them to virtual events, as a result of the COVID-19 pandemic. Additionally, upcoming Associate meetings and events of this nature have either been changed to virtual events or cancelled.

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	September 26, 2020		September 28, 2019		Prior Year	Change
Asia Pacific:
Greater China	284,000	43.7%	273,000	48.9%	11,000	4.0%
Southeast Asia Pacific	158,000	24.3%	112,000	20.1%	46,000	41.1%
North Asia	60,000	9.2%	50,000	9.0%	10,000	20.0%
Asia Pacific Total	502,000	77.2%	435,000	78.0%	67,000	15.4%
Americas and Europe	148,000	22.8%	123,000	22.0%	25,000	20.3%
	650,000	100.0%	558,000	100.0%	92,000	16.5%

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

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2020 increased 14.5% to $298.5 million, an increase of $37.9 million, compared with the prior-year quarter. This increase was due to (i) a successful, short-term incentive program that we offered globally during the quarter and (ii) a successful market specific incentive program that we offered during the quarter.  These incentive programs contributed to double-digit growth in active Customers in both our Asia Pacific region as well as in the Americas and Europe region.  Additionally, favorable changes in currency exchange rates also benefited net sales for the third quarter by $2.5 million.

Net earnings for the third quarter of 2020 were $30.5 million, an increase of 25.9% compared with $24.2 million during the prior-year period. The increase in net earnings was mainly the result of increased sales and lower relative operating expenses.

Quarters Ended September 26, 2020 and September 28, 2019

Net Sales

The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	September 26, 2020		September 28, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$136,013	45.5%	$130,947	50.3%	$5,066	3.9%	$1,510	2.7%
Southeast Asia Pacific	76,313	25.6%	54,327	20.8%	21,986	40.5%	2,032	36.7%
North Asia	28,969	9.7%	23,299	8.9%	5,670	24.3%	145	23.7%
Asia Pacific Total	241,295	80.8%	208,573	80.0%	32,722	15.7%	3,687	13.9%
Americas and Europe	57,218	19.2%	52,025	20.0%	5,193	10.0%	(1,167)	12.2%
	$298,513	100.0%	$260,598	100.0%	$37,915	14.5%	$2,520	13.6%

Asia Pacific: The growth in this region was driven by a successful world-wide incentive program designed to further incent product sales to new customers.  The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by the Philippines and Malaysia, which had local currency net sales growth of 99.5% and 16.3% due to a 91.9% and 25.0% increase in active Customers, respectively.  In addition to the world-wide incentive program, the Philippines was also bolstered by a market specific incentive program that was also designed to further incent sales growth.

The increase in constant currency net sales in Greater China was largely the result of sales growth in China, where local currency net sales increased 3.2% due to a 4.8% increase in active Customers. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 23.1% due to an 18.8% increase in active Customers.

Americas and Europe: The growth in this region was driven by the world-wide incentive program described above in this report.  The increase in constant currency net sales in Americas and Europe was driven by local currency net sales growth in Canada and Mexico, which increased 21.4% and 38.1%, due to increases in active Customers of 12.5% and 39.1%, respectively.  Additionally, Europe had constant currency net sales growth of 58.2% due to an increase in active Customers of 66.7%.

Gross Profit

Gross profit decreased 60 basis points to 81.1% of net sales, down from 81.7% in the prior-year quarter. This decrease can primarily be attributed to (i) a change in market sales mix, and (ii) higher relative shipping costs. These decreases were partially offset by (i) lower gross margins in the prior-year quarter resulting from product promotions, (ii) lower scrap costs, and (iii) lower conversion costs as a result of higher production levels, mostly in China.

Associate Incentives

Associate incentives increased 130 basis points to 43.9% of net sales for the third quarter of 2020, compared with 42.6% in the prior-year quarter.  The relative increase can be attributed to a short-term incentive program offered during the quarter, which was offset, in part, by changes in market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 340 basis points relative to net sales and $600 thousand in absolute terms. The relative improvement can be attributed to (i) leverage gained on higher sales, (ii) decreased event costs due to moving several large events to a virtual platform, and (iii) lower overall travel costs.  The absolute decrease in expense can be attributed to the aforementioned decreased event and travel costs, which was partially offset by higher employee related costs.

Income Taxes

Income taxes decreased to 31.1% of pre-tax earnings in the third quarter of 2020, down from 32.5% of pre-tax earnings in the prior-year quarter.  The lower effective tax rate is due primarily to increased earnings in the U.S., which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 32.1% in the third quarter of 2020 compared with the prior-year quarter. This increase can be attributed to higher net earnings and a lower diluted share count.

Nine Months Ended September 26, 2020 and September 28, 2019

Net Sales

The following table summarizes the changes in net sales by geographic region for the nine months ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Nine Months Ended
	September 26, 2020		September 28, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$391,446	47.5%	$404,046	51.2%	$(12,600)	(3.1%)	$(6,073)	(1.6%)
Southeast Asia Pacific	192,694	23.4%	162,802	20.6%	29,892	18.4%	(190)	18.5%
North Asia	82,072	10.0%	68,102	8.6%	13,970	20.5%	(2,520)	24.2%
Asia Pacific Total	666,212	80.9%	634,950	80.4%	31,262	4.9%	(8,783)	6.3%
Americas and Europe	157,911	19.1%	154,654	19.6%	3,257	2.1%	(3,587)	4.4%
	$824,123	100.0%	$789,604	100.0%	$34,519	4.4%	$(12,370)	5.9%

Asia Pacific: The growth in this region was driven by a world-wide incentive program described above in this report.  The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by the Philippines and Malaysia which had local currency net sales growth of 46.0% and 23.2% respectively due to an increase in active Customers of 91.9% and 25.0%. This was partially offset by a 5.7% local currency sales decline in Australia.  In addition to the world-wide incentive program, the Philippines was also bolstered by a market specific incentive program described above in this report.

The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Hong Kong, where local currency net sales decreased 22.5%. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 24.7% due to an 18.8% increase in active Customers.

Americas and Europe: The growth in this region was driven by a world-wide incentive program described above in this report. The increase in constant currency net sales in Americas and Europe was driven primarily by local currency net sales growth in Canada and Mexico, which increased 7.6% and 10.1%, due to increases in active Customers of 12.5% and 39.1%, respectively.  Europe had constant currency net sales growth of 23.7% due to an increase in active Customers of 66.7%.

Gross Profit

Gross profit decreased 40 basis points to 81.8% of net sales for the first nine months of 2020, from 82.2% in the prior-year. This decrease can primarily be attributed to (i) changes in market sales mix, (ii) higher relative shipping costs, and (iii) higher production costs.

Associate Incentives

Associate incentives decreased 30 basis points to 43.4% of net sales for the first nine months of 2020, compared with 43.7% in the prior-year. The relative decrease can be attributed to (i) changes in market sales mix, and (ii) lower spending on Associate related incentive trips due to travel restrictions related to COVID-19.  These decreases were partially offset by higher costs related to incentive programs during the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 240 basis points relative to net sales and $10.7 million in absolute terms. The relative improvement can be attributed to (i) leverage gained on higher sales, and (ii) overall reduced expenses.  The absolute decrease in expense can primarily be attributed to the impact of COVID-19, which has resulted in (i) decreased event costs due to moving several large events to virtual, and (ii) lower travel costs.  The decrease was partially offset by higher employee related costs.

Income Taxes

Income taxes decreased to 31.1% of pre-tax earnings for the first nine months of 2020 compared to 33.4% of pre-tax earnings in the prior-year period.  The lower effective tax rate is due primarily to increased earnings in the U.S., which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 32.9% in the first nine months of 2020 compared with the same period of the prior year. This increase can be attributed to higher net earnings and a lower diluted share count.

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

We believe we have sufficient liquidity to satisfy our cash needs and expect to continue to fund our business with cash flow from operations. We continue, however, to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we continually evaluate opportunities, to repurchase shares of our common stock and will, from time to time, consider the acquisition of, or investment in complementary businesses, products, services and technologies, which might affect our liquidity.

Cash and Cash Equivalents

Cash and cash equivalents increased to $278.4 million at September 26, 2020, from $234.8 million at December 28, 2019. This increase is due primarily to cash flow provided by operations of $112.5 million during the nine months ended September 26, 2020.  This increase was partially offset by (i) cash used to repurchase and retire shares of our common stock totaling $57.0 million and (ii) purchases of plant, property and equipment to support in-house manufacturing of our food product line totaling $13.6 million.

The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	September 26,	December 28,
	2020	2019
United States	$128.2	$85.3
China	98.1	114.9
All other markets	52.1	34.7
Total Cash and cash equivalents	$278.4	$234.8

Cash Flows Provided by Operations

We have historically generated positive cash flow due to our strong operating margins. Net cash flow provided by operating activities totaled $112.5 million in the first nine months of 2020, which was up $41.5 million from $71.0 million in the first nine months of 2019. The increase in cash flows from operating activities was mainly driven by (i) higher sales combined with an improved operating margin and (ii) higher accruals in the current period.  These increases were partially offset by (i) cash used to build up inventory levels to offset any potential disruptions in the supply chain and (ii) an increase in prepaid expenses.

Line of Credit

Information with respect to our line of credit may be found in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Share Repurchase

Information with respect to share repurchases may be found in Note I to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.17	Second Amended and Restated Credit Agreement dated as of August 25, 2020 (incorporated by reference to the Company's Current Report on Form 8-K, filed August 27, 2020, Exhibit 10.1, File No. 001-35024)
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2020

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)