Form 10-Q/A
period 2020-09-26
USANA HEALTH SCIENCES INC
filed 2020-11-05
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

USANA Health Sciences, Inc. (the “Company,” “we”, “us”, “our”) is filing this amendment (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2020 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on November 3, 2020, solely to correct a typographical error in a table inserted in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 15 that incorrectly presents the percentage of total product revenue contributed by our USANA® Nutritionals and USANA Foods product lines, and our top-selling products as follows: “Optimizers” is corrected to read “63%” instead of “64%”, “Essentials/CellSentials” is corrected to read “20%” instead of “21%”, “USANA Foods” is corrected to read “11%” instead of “9%”, “USANA® Essentials/CellSentials” is corrected to read “13%” instead of “14%”, “Proflavanol®” is corrected to read “11%” instead of “9%, and ‘Probiotic” is corrected to read “10%” instead of “9”.  No other corrections or changes were required to be made to the table on page 15. The corrected table is below, and replaces in its entirety the table originally included on page 15 of the Form 10-Q:

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Product Line
USANA® Nutritionals
Optimizers	63%	64%
Essentials/CellSentials*	20%	19%
USANA Foods	11%	8%
Personal care and Skincare	5%	8%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	13%	12%
Proflavanol®	11%	11%
Probiotic	10%	10%

*Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Commission, the Company is including with this Form 10-Q/A new certifications by its Chief Executive Officer and Chief Financial Officer, which are filed as exhibits hereto. Accordingly, this Form 10-Q/A amends Part II, Item 6 in the Form 10-Q to reflect the filing of the new certifications, and to reflect that the other exhibits filed with the Form 10-Q are incorporated by reference in this Amendment to such exhibits as filed with the Form 10-Q.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which remains in effect as of its date. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

Date: November 5, 2020
USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)

2