Form 10-K
period 2021-01-02
USANA HEALTH SCIENCES INC
filed 2021-03-02
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

_______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 27, 2020 was approximately $817,064,134 based on a closing market price of $68.64 per share.

There were 20,852,268 shares of the registrant’s common stock outstanding as of February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 2, 2021, in connection with the registrant’s 2021 Annual Meeting of Shareholders to be held May 10, 2021.

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended January 2, 2021

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.

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

●

Noncompliance by us or our Associates with any data privacy laws or any security breach by us or a third party involving the misappropriation, loss, destruction or other unauthorized use or disclosure of confidential information;

●	Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, and other disruptions to our supply chain;

●	Our continued compliance with debt covenants in our Credit Facility;

●	Reliance on our key management personnel;

●	Our reliance on the use of information technology;

●	Product liability claims and other risks that may arise with our manufacturing activity;

●	Intellectual property risks; and

●	Liability claims that may arise in connection with our “Athlete Guarantee” program.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries.

PART I

Item 1. Business

General

USANA Health Sciences, Inc. is a publicly held direct-selling nutrition, personal health and wellness company. In 2020, we generated $1.135 billion in net sales and finished the year with approximately 599,000 active Customers worldwide. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time, we have developed and manufactured high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 24 markets worldwide, where we distribute and sell our products by way of direct selling. Mainland China (“China”) is our largest market and single largest source of revenue, representing approximately 41% of net sales and approximately 38% of active Customers. We distribute our products through a network marketing system, which is a form of direct selling, as we believe it is the most conducive to meeting our vision, which is improving the overall health and nutrition of individuals and families around the world. As a U.S.-based multi-national corporation with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we manufacture, sell and our method of distribution.

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

This “Item 1. Business” provides detailed information about our worldwide business, including who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (this “report” or “Annual Report”) is as of or for the fiscal year ended January 2, 2021. We also discuss the development of our company and the geographic areas where we do business. For the year ended January 2, 2021, there were no material changes to our corporate structure or our method of conducting business.

Current Focus and Growth Strategy

We have implemented or are implementing the following strategies and initiatives intended to increase the number of active Customers who use our products throughout the world and, thereby, further our business:

●

Customer Experience and Technology Enhancements. To generate active Customer growth, we are striving to enhance the overall experience a customer has when doing business with USANA. Because so much of our customer interaction is now digital, we will continue investing in digital transformation and enhancing the USANA customer experience.  To do this, we will continue to improve the USANA shopping experience, introduce new digital tools and training for our Associates, and expand our options for customer communication.  Improving our shopping experience will include adding shopping pages that will allow customers to easily find product information and benefits, and recommendation tools to help customers determine which products meet their needs.  New digital tools and training for Associates will include share links that allow Associates to easily share products with interested customers, via an improved Associate USANA.com website and Associate digital onboarding, which will include a comprehensive training platform to help Associates learn about our digital tools and guided training on how to use them.  Expanded options for customer communications will include adding text and chat support for our customers at all of our call centers.

●

Product Innovation and Deployment. Our research and development team continually reviews the latest scientific findings related to nutrition, conducts or manages research and clinical trials, reviews new technologies, and attends scientific conferences. If, in that process, we see potential for a new product or ingredient that provides a measurable and important health benefit, and we believe a significant number of our customers can realize this benefit, we will generally pursue development of that product or ingredient. For 2021, we will continue to broaden our product offering worldwide.  Beginning in the second quarter, we will systematically introduce our new Active Nutrition line in the U.S. and several other markets and, as the year progresses, introduce this line into additional markets.  This line will initially focus on weight loss and healthy meal replacement products. We intend to expand this line over the next several years.  We will manufacture our food products in-house in our new facility located adjacent to our existing facility in Salt Lake City, Utah. Additionally, we expect to begin producing our Celavive® products in-house. These vertical integration efforts will provide us with several advantages over third-party manufacturing.

●

Existing Market Growth and New Market Expansion. We will continue to focus on generating growth in our existing markets during 2021. To do this, we will focus on customer acquisition through a combination of new product offerings, customer onboarding and engagement efforts, and incentive offerings. We will continue to develop and implement market-specific programs that address the needs of individual markets.  We plan to run programs that were impactful in 2020 while utilizing market specific initiatives that have proven successful.  We also believe it is time for us to identify and expand into our next international market.  During 2021, we will continue to lay the groundwork for this new market and we plan to announce this market in 2022.

●

Pursue Strategic Acquisitions/ Collaborations. In 2020, we closed a strategic collaboration and minority investment with Built Brands, a company known for their unique and great-tasting protein bars.  This collaboration has allowed us to accelerate the development, enhancement, and expansion of healthy nutrition bars in our Active Nutrition line.  We will continue to evaluate similar business development and acquisition opportunities that strengthen, diversify and grow our worldwide business. We intend to explore and pursue strategic opportunities to grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, further vertical integration, or otherwise complement our business or further our strategic goals.

●

Increase Brand Awareness. Historically, we have pursued strategies to increase our brand awareness around the world to accomplish our vision. These strategies have included our relationship with Dr. Mehmet Oz as a Trusted Partner and Sponsor of The Dr. Oz Show. Under this partnership, The Dr. Oz Show regularly features USANA products and viewers of the show are able to purchase USANA products via a direct link on The Dr. Oz Show website. We have also promoted global awareness of the USANA brand through professional athlete sponsorships and credible associations with individuals and organizations.  We will continue to utilize these types of brand awareness strategies.

●

China Strategy. Our growth strategies for our China business are in line with our global growth strategies, but are tailored for China.  These strategies include, (i) continuing our efforts to transform digitally, (ii) launching new products throughout the year, and (iii) enhancing the customer experience by improving our branch office locations.

Products

The following table summarizes information concerning our principal product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals Optimizers

Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials/CellSentials

		2020 – 66% 2019 – 64% 2018 – 65%	Proflavanol® CoQuinone® 30 BiOmega-3™
Essentials/CellSentials®(1)	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2020 – 19% 2019 – 19% 2018 – 17%	USANA CellSentials Essentials HealthPak 100™
Foods

Includes meal replacement shakes, snack bars, and other related products that provide optimal macro-nutrition in great tasting and convenient formats. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2020 – 7% 2019 – 8% 2018 – 9%	Nutrimeal Fibergy RESET™ weight-management program
Personal Care and Skincare

Includes our premium science-based personal care products and Celavive(2), our innovative skincare system formulated with our USANA InCelligence Technology®.  Celavive offers a comprehensive skincare regimen benefiting multiple skincare types and ethnicities, upgraded science, and more noticeable user benefits.

		2020 – 7% 2019 – 8% 2018 – 8%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2020 – 1% 2019 – 1% 2018 – 1%	Associate Starter Kit Product Brochures Logo Merchandise

______________________

(1) Represents a product line consisting of multiple products, as opposed to the USANA® Essentials/ CellSentials product.
(2) We launched Celavive in every market except China in the first quarter of 2018 and launched in China late in the third quarter of 2018.

In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on innovation, we will look for innovative product opportunities such as our Celavive product line.

Total product sales, as a percentage of net sales, represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2020	2019	2018

Key Product
USANA Essentials/CellSentials	13%	12%	11%
Proflavanol	11%	11%	11%
Probiotic	9%	10%	10%

Other top-selling products include our Soy Lecithin, Hepasil, and HealthPak™.

Geographic Presence

Our products are distributed and sold in 24 markets. We have organized our markets into two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia.  The countries included in these regions and sub-regions are described below:

Asia Pacific

(1)	Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:

(i)	Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare

(ii)	Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia

(iii)	North Asia – Japan and South Korea

We have historically generated year-over-year net sales and active Customer growth and the Asia Pacific region has historically driven that growth. Our strategy in Asia Pacific has been centered, in great part, on generating growth in China.  In 2019, we encountered a challenging consumer environment in China which caused our net sales and active Customer counts to decline; however, our results in China improved in the second-half of 2019 and continued to improve in 2020, despite challenges due to the COVID-19 pandemic. In 2020, we continued to see meaningful growth in South Korea, the Philippines, and Malaysia. Going forward, we believe we have strategies in place to grow in most, if not all, of the markets within this region.

Americas and Europe

(2)	Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(1), Spain(1), Italy(1), Romania(1), Belgium, and the Netherlands

(1) We commenced operations in these markets near the end of the second quarter of 2018.

Our Americas and Europe region includes our most mature markets and several of our newest markets. Prior to 2020, net sales in this region had decreased on a constant currency basis due to declines in the number of active Customers in several markets within the region including the United States. In 2020, we generated year-over-year constant currency sales growth in every market in this region, and increases in the number of active Customers in all but one of our markets. We plan to execute the growth strategies, referenced in this Annual Report to generate sales and active Customer growth in this region.

Impact of Foreign Currency Exchange

Because we have operations in multiple markets, with sales and expenses generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2020, net sales outside of the United States represented approximately 90.5% of consolidated net sales.

Research and Development

We focus our research and development (“R&D”) efforts on developing and bringing to market high quality, science-based products that promote long-term health and wellness. Our R&D activities include developing products that are new to USANA and new to the industry, updating existing USANA-brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing consumer preferences and regulations in global markets.

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

The R&D team is also involved in protecting our proprietary position with exclusive ingredients, proprietary formulations, product-specific scientific validation, and, in some cases, patent protection. In 2020, we announced the issuance of U.S. Patent 10,632,101 for our InCelligence complex formula. Research continues to support our proprietary InCelligence technology, advances in microbiome supplementation, immune system support, stress adaptation, and brain health.

Our in-house research team has established and maintained good working relationships with scientists at a number of universities and research institutes, including the University of Washington, the University of Texas Medical Branch - Galveston, the University of Utah, The Foods for Health Institute at The University of California, Davis, Peking University (China), Central Queensland University (Australia), University of Ghent (Belgium), the Brain Institute at the University of Utah, and other academic institutions globally.  These relationships help us continue to advance our knowledge, expertise and leadership in several areas of applied human nutrition.

When developing and manufacturing our products we follow the highest applicable industry quality standards, as established by the U.S. Food and Drug Administration (“FDA”), U.S. Pharmacopeia (“USP”), other leading non-governmental agencies (“NGO”), and government agencies.  Our ingredients are selected to meet a number of criteria, including, but not limited to safety, potency, purity, stability, bioavailability, and efficacy.  We control the quality of our products throughout all our internal processes, beginning at the formulation stage.  We maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging and labeling, with testing occurring at several stages of manufacturing.

In fiscal years 2020, 2019, and 2018, we expended $10.6 million, $10.3 million, and $10.2 million, respectively, on product R&D activities.  Going forward, we expect to continue to increase our spending and resources for R&D to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. We believe our attention to product quality is a sustainable competitive advantage that also provides a substantial barrier to entry for competitors who wish to enter our space.

Manufacturing and Quality Assurance

We conduct manufacturing, production and quality control operations for approximately 65% of our products in-house. We have established and maintain a manufacturing and quality control facility in Salt Lake City, Utah. In 2019, we expanded this facility to allow us to manufacture our food products in-house. This facility started to produce saleable product during the fourth quarter of 2020. BabyCare manufactures and produces a significant portion of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. This section of this Annual Report gives you more information about our manufacturing, production and quality control operations.

Manufacturing

Our production process uses automatic and semi-automatic equipment and includes the following activities by type:

	Tablet	Foods	Personal Care and Skincare
	Manufacturing	Manufacturing	Manufacturing
Auditing and qualifying suppliers of raw materials	x	x	x
Acquiring raw materials	x	x	x
Analyzing raw material quality	x	x	x
Weighing or otherwise measuring raw materials	x	x	x
Mixing raw materials into batches	x	x	x
Forming mixtures into tablets	x
Converting batches into bars and/or finished powders		x
Coating and sorting the tablets	x
Analyzing tablet quality	x
Analyzing bars and/or finished powder quality		x
Analyzing liquid batch quality			x
Packaging finished products	x	x	x
Analyzing finished product quality	x	x	x

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

Our Salt Lake City, Utah manufacturing facility is registered, as required, with the FDA, Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration (“TGA”), and other governmental agencies. These and other various organizations and government agencies regularly audit this facility to assess, among other things, compliance with current Good Manufacturing Practices (“GMPs”) and with labeling claims. Additionally, our Salt Lake City, Utah manufacturing facility is certified, through inspection and audits, with the Islamic Foods and Nutrition Counsel of America in compliance with Halal, The Organized Kashrus Laboratories in compliance with Kosher, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act in Australia.

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

Third-Party Suppliers and Manufacturers

We contract with third-party suppliers and manufacturers for the production of certain of our products, which account for approximately 35% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy® Drink, Probiotic, our powdered drink mixes, foods and certain personal care and skincare products, including our Celavive line for markets outside of China. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. As noted above, with the expansion of our manufacturing facility in Salt Lake City, Utah, we have started to self-manufacture our foods product line. Additionally, we plan to increase the proportion of the personal care and skincare products that we manufacture. This will reduce our reliance on third-party suppliers and manufacturers and add to our operating strengths, which are described below in this Annual Report.

Quality Control and Assurance

We have in-house microbiology and analytical chemistry labs in which we conduct quality control processes. In our microbiology laboratory, scientists test for biological contamination of raw materials and finished goods. In our analytical chemistry laboratory, scientists test for chemical contamination and accurate levels of active ingredients in both raw materials and finished products. Scientists also identify and confirm all raw materials used in the manufacturing process through scientifically valid means. Both laboratories conduct stability tests on finished products to determine the shelf life of our products. Our Salt Lake City, Utah laboratory staff also performs chemical assays on vitamin and mineral constituents, using USP methods and other internally validated methods. In addition to our quality control and clinical laboratories, both our headquarters and China facilities also house a laboratory designated for R&D.

Raw Materials

Most of the raw ingredients used in the manufacture of our products are available from a number of suppliers. Our raw material suppliers must demonstrate stringent process and quality control before we use their products in our manufacturing process. When supplies of certain raw materials have tightened, we have been able to find alternative sources of raw materials, and believe we will be able to do so in the future, if the need arises. While we have not experienced any meaningful disruption to our world-wide supply chain, it is possible that such disruptions could occur if the COVID-19 pandemic continues to impact markets around the world for a prolonged period.

Distribution and Marketing

General

We distribute our products internationally through direct selling, which entails person-to-person marketing and selling of products. Direct selling is based on the strength of personal relationships and recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that direct selling is an effective way to distribute our products because it allows person-to-person product education, as well as higher levels of customer service, all of which are not as readily available through other distribution channels.

Structure of Direct Selling Program

Overview. Although our direct selling philosophy and strategy are generally consistent in our markets around the world, certain aspects of our business may differ from market to market as a result of different legal and regulatory regimes, operational requirements or other factors. These differences may include how individuals join USANA, the compensation they are paid, the products they sell, and other components of their relationship with USANA. For example, China has enacted and maintains unique business laws and regulations governing direct selling that differ materially from our other markets around the world. Consequently, we have adjusted our direct selling program in China to comply with these laws and regulations. To do this, we operate our business in China through BabyCare. BabyCare utilizes a business model in China that is consistent with the philosophy of our worldwide business model, but different in structure from our other markets. These differences are explained below under “China Business.”

Associates. Outside of China, a person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes a USANA Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s sales organization. New Associates must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other direct selling opportunities. Associates who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging $20 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other direct investment is required to become an Associate.

Once a person becomes an Associate, she or he may purchase products directly from us at wholesale prices for their personal use and for resale to customers. Our Associates are also entitled to build sales organizations by attracting, enrolling and selling product to new customers. Associates are not required to recruit or sponsor new Associates and we do not compensate Associates for sponsoring or recruiting Associates. The sponsoring of new Associates results in the creation of multiple levels within our direct sales structure. Sponsored Associates are referred to as part of the sales organization of the sponsoring Associate. New Associates in turn may sponsor new Associates and Preferred Customers, creating additional levels in their sales network, but also forming a part of the same sales organization as the original sponsoring Associate. As outlined below, Associates who are interested in earning income with USANA must successfully sell USANA products and establish a network of product consumers in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

Associate Compensation. This section describes our Associate Compensation Plan generally, except for our China operations, which are discussed separately below under the caption “China Business.” Our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to work consistently at (i) sharing, marketing and selling USANA products to consumers, and (ii) building, training, and retaining their sales organizations. The purpose behind each form of compensation under our Compensation Plan is to reward committed Associates for generating product sales either directly or indirectly through their sales organization and network of product consumers.

Associates can earn compensation under the Compensation Plan in four ways:

●

Commissions. The primary way an Associate is compensated is through earning commissions. Associates earn commissions by generating sales volume points, which are based on product sales of their sales organization. We have assigned each of our products a sales volume point value comprised of a certain percentage of the product price in U.S. dollars. To be eligible to earn commissions, an Associate must sell a certain amount of product each month. Associates do not earn commissions for simply recruiting and enrolling others in their organization. Commissions are paid only on the sale of products. In most markets, we pay Associates their commissions on a weekly basis.

●

Bonuses. We offer Associates several bonus opportunities, including our leadership bonus, elite bonus, and lifetime matching bonus. These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Associate achieves certain performance measures.

●

Retail Mark-Ups. As discussed previously, in markets where retail mark-ups are permitted, our Associates purchase products from us at the Preferred Price and may resell them to consumers at higher retail prices. This allows the Associate to retain the retail mark-up as another form of compensation.

●

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

These various customer programs give us access to a customer market that would otherwise be missed, by targeting consumers who enjoy USANA products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers and retail customers from engaging in retail sales of products, they may enroll as Associates at any time in the future, if they desire.

China Business. As explained above, the Chinese government maintains direct selling laws and regulations that differ materially from our other markets around the world. While these laws and regulations permit direct selling, they impose a number of financial and operational restrictions, including a prohibition of pyramid selling and multi-level compensation systems. The Chinese government has also implemented a number of administrative and regulatory methods around direct selling to control these prohibited activities. To reduce the risk that the Chinese government might view BabyCare’s business model as conflicting with these laws and regulations, BabyCare utilizes a business model that is different from the model we use elsewhere in the world. BabyCare’s business model has been developed specifically for the China market and is based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of China's direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China. Consequently, individuals who join BabyCare in China do not participate in our Compensation Plan outside of China; instead, they are compensated under BabyCare’s compensation plan, which has been established for China. Notwithstanding the foregoing, BabyCare has not received approval from the Chinese government that its business model, compensation plan or operations comply with applicable laws and regulations, including those pertaining to direct selling.

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

Associate Training and Motivation. Initial training of Associates about USANA, our products and Compensation Plan, and global network marketing in general, is provided primarily by an Associate’s sponsor and others in the Associate’s sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, and we provide reprints from commercial publications that feature USANA that may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates tend to be those who participate in such training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new customers to purchase our products, and to educate and train new Associates regarding our products and Compensation Plan.

Operating Strengths

Our principal objective is to improve the overall health and nutrition of individuals and families around the world.  We do this through (i) developing and manufacturing high-quality, science-based nutritional, and personal care and skincare products that promote long-term health, (ii) personalizing our products to our customers’ needs and desires; and (iii) providing a global direct selling opportunity for our Associates who desire to distribute our products and earn supplemental income. Our strategy is to capitalize on our operating strengths, which include a strong R&D program; significant in-house manufacturing capability; high quality science-based products; an equitable Associate Compensation Plan; a scalable business model; and an experienced management team.

Emphasis on Research and Development. We have a technical team of experienced scientists, including several holding doctoral degrees, quality engineers, and regulatory specialists who contribute to our R&D activities. In our R&D laboratories, our scientists and researchers:

●	Investigate activities of natural extracts and formulated products in laboratory and clinical settings;

●	Identify and research combinations of nutrients that may be candidates for new products;

●	Develop new nutritional ingredients for use in supplements;

●	Study the metabolic activities of existing and newly identified nutritional ingredients;

●	Enhance existing USANA brand products, as new discoveries in nutrition and skincare are made;

●	Formulate products to meet diverse regulatory requirements across all of our markets; and

●	Investigate processes for improving the production of our formulated products.

Our in-house research team also conducts double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we collaborate with outside research organizations to further support various aspects of our R&D efforts. Our in-house research team works closely with scientists at a number of universities and research institutes, including those listed under the caption “Research and Development” above, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome. We have also funded clinical research programs at Boston University, the University of Colorado, the University of Utah, the University of Sydney in Australia, The Orthopedic Specialty Hospital (or “TOSH”), and Utah State University. It is through our internal R&D efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

In-house Manufacturing. We manufacture products that account for approximately 65% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

●	We can better control the quality of raw materials and finished products;

●	We can more reliably monitor the manufacturing process to better guarantee potency and bioavailability and to reduce the risk of product contamination;

●	We can better control production schedules to increase the likelihood of maintaining an uninterrupted supply of products for our customers;

●	We are able to produce most of our own prototypes in the research phase of product development; and

●	We are better able to manage the underlying costs associated with manufacturing our products.

Science-based Quality Products. As a result of our emphasis on R&D and our in-house manufacturing capabilities, we have developed a line of high quality products that we believe provides health benefits to our customers. Our products have been developed based on a combination of published research, in-house laboratory and third-party clinical studies, and sponsored research.

Equitable Associate Compensation Plan and Support. We are committed to increasing our product sales by providing a competitive compensation plan that attracts and retains Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis in most markets. Where permissible, our Compensation Plan is implemented as a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have product consumers and/or a sales organization where we conduct business. Our China operations maintain their own compensation plan, which is structured differently than USANA’s plan in other markets. In China, we pay Associates on a monthly basis.

To support our Associates, we sponsor meetings and events throughout the year, where we offer information about our products and our global network marketing system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of the USANA management team. Due to the COVID-19 pandemic, we began utilizing a virtual event strategy to hold meetings and events with our Associates. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

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

Business Model. We believe that our direct-selling business model provides, among others, the following advantages:

●	No requirement for a company-employed sales force to sell our products, with a relatively low incremental cost to add a new active Customer;

●	Commissions paid to our Associates are tied to sales performance;

●	Accounts receivable are minimal because payment is required at the time an active Customer purchases product;

●

A stream of recurring revenue generated from our monthly product subscription program known as “Auto Order,” which we utilize in all of our markets (this program offers a 10% price discount and represented 60% of our product sales volume for the year ended January 2, 2021); and

●

The ability to expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China, however, require more significant local investment.

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

Competition

Our industry is very competitive and the barriers to entry are not significant. We compete with manufacturers, distributors, and retailers of nutritional products in many channels, including global network marketing, specialty retail stores, wholesale stores, and the internet generally. We also compete with other public and privately owned global network marketers for distributor talent, including for example Amway, Herbalife, and Nu Skin. On both fronts, compared to USANA, some of our competitors are significantly larger, have a longer operating history, higher visibility and name recognition, and greater financial resources. We compete with these entities by emphasizing to our Associates, Preferred Customers, and potential customers the strengths of our business, as described in the "Operating Strengths" section above.

Product Returns

Product returns have not been a material factor in our business, totaling approximately 0.7% of net sales in 2020, 2019, and 2018. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows Associates and Preferred Customers to receive a 100% refund on the purchase price of any unused and resalable products that are returned up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Associate may result in cancellation of an Associate’s distributorship.

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

Information Technology

We believe that the ability to efficiently manage sales, active Customer data, distribution, compensation, manufacturing, inventory, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success.  We continually evaluate changes in the information technology environment to ensure that we are capitalizing on new technologies, keeping pace with regulatory standards, and ensuring that our systems and data are secure. Over the last several years, we have meaningfully invested in technology systems and infrastructure to create a better overall customer experience for our customers and we will continue to invest in this area going forward.

Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes that support our global operations 24 hours a day and 365 days a year. Three of our most critical applications include:

●

A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, a real-time reporting engine, Company and product information, web hosting, email, and other tools to help Associates effectively manage their business and sales organizations;

●	A web-based order-entry system that handles order entry, customer information, compensation, Associate business structure, returns, invoices, and other transactional-based processes; and

●

A fully integrated world-wide Enterprise Resource Planning (“ERP”) system that handles accounting, human resources, inventory management, production processes, quality assurance, and reporting requirements in a multinational environment.

Our web applications are supported by a clustered environment providing high availability. All production systems are fully backed up and stored off-site to mitigate the risk of significant interruption of our business in the event of a disaster at the locations of our primary servers.

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the caption “We rely on information technology to support our operations and reporting environments. A data security failure involving that technology or the data stored in it, could disrupt our ability to operate our businesses effectively, adversely affect our reported financial results and our reputation, and expose us to potential liability or litigation. Likewise, a data breach at USANA could lead to significant liability and reputational damage.”

Regulatory Matters

General. In every jurisdiction in which we operate, our business is subject to extensive governmental regulation. These regulations exist at various national and local levels and pertain to our products, direct selling, and other aspects of our business. In this section, we describe the material regulations that are applicable to our business.

Product Regulation. Numerous governmental agencies regulate the formulation, manufacturing, holding, packaging, labeling, advertising, promoting, importing, distributing, shipping, and selling of health supplements, cosmetics, and foods. In the United States, these agencies include the Federal Trade Commission (“FTC”) under the FTC Act, as amended, the FDA, under the Food, Drug, and Cosmetic Act, as amended (“FDCA”) and related regulations, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, the United States Customs and Border Patrol, and the United States Postal Service.

Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990, as amended (“NLEA”). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and Pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited annually by the FDA, specifically for dietary supplements and have been found in compliance with GMPs for dietary supplements. The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplements and over-the-counter (“OTC”) products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we comply with this law.

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

Advertising of our products in the United States is subject to regulation by the FTC under the FTC Act. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before making the claims. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for our products in the United States. In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight-management, and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the United States, and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the United States.

The FTC may enforce compliance with the law in a variety of ways both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. During 2020, for example, the FTC sent warning letters to several nutrition companies and direct-selling companies for advertising claims that the company and/or its sales people were making about the respective company's products ability to prevent or treat COVID-19.  Failure to adhere to FTC warning letters or other orders can result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to market our products successfully in the United States.

The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies outside the United States in each country where they are distributed. In China, our nutritional products are typically classified as “health functional foods” and our personal care and skincare products are classified typically as “non-special use cosmetics.” The registration process for health functional foods in China is complex and can be unpredictable. It generally requires extensive analysis and approval by the SAMR. As a result, it can take several years to register a product as a health functional food in China. While all products currently sold by BabyCare in China have been registered with the SAMR, we continue to work through the registration process for other health functional food products, which we also hope to begin selling through BabyCare in the future.  SAMR and other governmental agencies also enforce advertising and other regulations that restrict the ability of health products companies to advertise the benefits of their products in China.  In 2019, because of non-compliant advertising made by certain companies about the benefits of their products, SAMR and other departments of the Chinese government initiated a review of the health products and direct selling industries in China. Negative media attention surrounding this review harmed consumer perception of the health products industry and negatively affected our business in China and the general operating environment for health products and direct selling companies.

In Australia, the TGA regulates product registration, labeling and manufacturing. In Japan, the Ministry of Health, Labor and Welfare regulates these activities. Upon entering a new market, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from that country’s Food Administration, Ministry of Health or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the particular market or approval or licensing otherwise may be unavailable with respect to certain products or product ingredients in a given market.

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

Direct Selling Regulation. Various laws and regulations in all of our markets regulate direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that compensation from or advancement within a sales organization is based on product sales rather than on recruiting, other investments in the organization or other criteria that are not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have been at times inappropriately associated with legitimate direct selling activities. Direct selling regulations are inherently fact-based and often do not include “bright line” rules. In most of our markets, these regulations are subject to discretionary interpretation by regulators and respective legal authorities. Consequently, the regulations, or a regulator’s interpretation and enforcement of the regulations, could change at any time. If that were to occur, we may be required to change our business model in the respective market in an effort to comply.

In the United States, the FTC has jurisdiction to regulate direct selling companies under the FTC Act. The FTC’s interpretation of the applicable direct selling laws and regulations has evolved over the last several years as represented in various consent orders between the FTC and certain direct selling companies, informal guidance issued by the FTC to the direct selling industry and informal communications from the FTC to the industry. The FTC, through these consent orders, guidance and communications, has addressed a variety of consumer protection issues, including misleading earnings representations by a company’s independent distributors, as well as the fairness and legal validity of a company’s business model and distributor compensation plan. In 2020, the FTC sent warning letters to several direct-selling companies for income claims made by the company or its sales force regarding the amount of income an individual could earn by selling the respective company’s products during the COVID-19 pandemic.  The consent orders, guidance and communication from the FTC have also created ambiguity and uncertainty regarding the proper interpretation of the laws, regulations and judicial precedent applicable to direct selling in the United States.

As noted above, the Chinese government has adopted direct selling laws and regulations that contain a number of financial and operational restrictions on direct selling companies, as well as prohibitions on pyramid selling and multi-level compensation. These regulations are subject to discretionary interpretation and enforcement by various municipal, provincial and state officials in China. Departments within the Chinese government that regulate direct selling include, the Ministry of Commerce (“MOFCOM”), the Ministry of Public Security (“MPS”) and their regional and local counterparts. BabyCare’s business model has been developed specifically for China based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China.

Notwithstanding the foregoing, the direct selling industry in China, as well as the regulatory environment for the industry, continues to evolve and receive significant attention and scrutiny from the Chinese government and the Chinese media. As noted above, in 2019, following unfavorable media coverage of certain health product companies and direct selling companies, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a review of health product and direct selling companies. This review required direct-selling companies in China such as BabyCare to conduct a self-assessment of the regulatory compliance of their business (including product regulatory compliance and direct selling regulatory compliance) and to provide information to the Chinese government regarding that assessment. The review also entailed a review of direct sellers' regulatory compliance by various departments of the Chinese government. During this review, the Chinese government, among other things, instructed direct selling companies not to hold large distributor meetings, and suspended its application review process for direct sales licenses and authorizations. The Chinese government has yet to re-open the application review process for direct sales licenses and authorizations or indicate if or when it plans to do so. The Chinese government's scrutiny of the direct selling industry has been higher following the 2019 review.

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

BabyCare has obtained direct selling licenses in certain provinces and municipalities, and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to continue to expand its direct selling business model in China. As of the date of this Annual Report, BabyCare has been granted licenses to engage in direct selling in the municipalities and provinces of Beijing, Jiangsu, Shaanxi, and Tianjin. In 2016, BabyCare received preliminary approval from the Chinese government to expand its direct selling business into eight additional provinces and municipalities and, up to 2019, Babycare had been working to obtain the final approval for these additional provinces. However, as a result of the government's suspension of the direct selling authorization review process as part of its 2019 review of the industry, we now believe that BabyCare will not be issued the final direct selling approvals for any of these additional provinces and municipalities and will need to reapply for these approvals if and when the Chinese government again begins accepting direct selling authorization applications. As of the date of this Annual Report, the Chinese government has not indicated when or if it will reopen the authorization review process for new direct selling licenses or how previously-filed applications will be handled if the process is reopened. Due to the unpredictability created by these events, and the discretion maintained by the Chinese government, there is no guarantee that BabyCare will be able to successfully reapply for these approvals or that the Chinse government will ultimately grant BabyCare a direct sales license in these or in other jurisdictions, either of which could delay or adversely affect BabyCare’s growth and business.

Direct selling companies, and the industry in general, continue to experience significant media and public scrutiny. Several companies similar to USANA recently have been scrutinized and penalized in several markets where we operate, including the United States, Canada, China, Japan, and South Korea. This scrutiny, along with the uncertainty of the laws and regulations pertaining to direct selling in many countries, can affect how a regulator or member of the public, including investors, perceives us. For instance, there has been significant media and short-seller attention given to the viability and legality of direct selling in the United States and China over the past few years. This attention has led to intense public scrutiny of our industry, as well as volatility in our stock price and the stock prices of other direct selling companies who operate in the same markets. We cannot predict the impact that this scrutiny may have on our business or industry in the future.

We detail more of the various risks associated with the regulation of our overall business, direct selling business model and Compensation Plan in this Annual Report in “Item 1A. “Risk Factors.”

Transfer Pricing Regulation. In the United States and many other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported by our United States or international entities and taxed accordingly. We have adopted transfer prices, which are supported by formal transfer pricing studies for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing studies. If the U.S. Internal Revenue Service (“IRS”) or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings could be adversely affected. The tax treaties between the United States and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to our product names.  We own 27 trademarks that are registered with the U.S. Patent and Trademark Office.  Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark by a third party in connection with a similar product in the same channels of trade anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Patent. We own U.S. Patent 10,632,101 for our InCelligence complex formula.

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

Backlog

Our products are typically shipped within 72 hours after receipt of an order. As of February 26, 2021, we had no significant backlog of orders.

Working Capital Practices

We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor. Additionally, we may strategically increase our inventory levels as we introduce new product lines, support promotional activity, and to offset any potential disruption related to the COVID-19 pandemic that may continue to impact markets around the world for a prolonged period of time. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost increases and supply risks.

Environment Laws

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Human Capital

We are a people, community, and relationship driven business.  We believe that the manner in which we address issues related to workforce demographics, diversity and inclusion, community involvement, talent management, and employee health and safety directly correlates to our success as a business.  As of February 26, 2021, we had approximately 1,943 employees working in 22 countries worldwide, as measured by full-time equivalency. The majority of our employee population resides in the United States (46%) and China (27%), while our other global offices have smaller numbers of employees.  Approximately 58% of our worldwide employee population is female.  We are actively working through initiatives such as our Women in Leadership Program, along with formal and informal mentorship programs, to hire and promote women into management roles.  We have also increased the number of women in senior leadership roles at USANA over the past several years.

In each country in which we operate, we strive for our employee population to accurately reflect the ethnic makeup of that community.  We have a very diverse work culture worldwide and recognize the importance of that diversity, along with equity and inclusion.  We are also taking measures to ensure continuous improvement in this area.  In 2020, we formed a Diversity, Equity, and Inclusion Council consisting of two top executives as sponsors and employees representing major company departments and demographical backgrounds found in our community.  The objectives of this council include assisting USANA to embrace and promote diverse ideas relating to our organizational goals and values, and to advise management regarding ways to better embrace and include diversity in all aspects of the business.

  We recognize that a strong commitment to community is essential to all stakeholders.  We have established the USANA Foundation, which operates independently to provide nutrition to under-privileged children and families worldwide. In 2020, the USANA Foundation:

●  Provided over 3.5 million meals;

●  Provided over $1.3 million in aid and grants to partner charities around the world;

●  Distributed weekly backpacks of food for children in 32+ schools to take home on the weekend;

●  Supported 30 additional schools by providing large packs of food for children to take home during long holiday breaks; and

●  Gifted over 13,000 bottles of children’s vitamins to some of the most malnourished children in Africa.

Additionally, our CEO donated 100% of all proceeds from the sale of his book, which provided one million meals to children in Thailand, including many who have been abused or trafficked.

We understand the value of developing employees at every level.  We engage our leaders in a leadership development program that includes mentorship and coaching, online learning, and regular company and industry specific training programs.  In addition, we have over 75% of our global employee population engaged in our online learning platform and over 300 participants have completed our mentorship and coaching program.  All employees are encouraged to attend training specific to their role as well as utilize our tuition reimbursement program, which has been the means of providing bachelor and advanced college degrees to many employees regardless of their position.

Health and safety of employees is also a key element in providing return to all stakeholders.  In addition to following mandatory government requirements for health and safety, we have established a wellness program that includes free nutritional products to employees.  Employees in the United States have access to an on-site gym, exercise classes, free access to massages, and chiropractic care.  We also have a health clinic located on the campus of our corporate headquarters to provide medical and mental health care. In March of 2020, as COVID-19 became a threat to employees and their families, we arranged for 75% of our corporate workforce to work from home.  Certain operations employees remained at our corporate office and manufacturing facility to produce our high quality health products, which were deemed essential by various governments.  A strict policy was implemented for all who entered the facility requiring masks, physical distancing, government recommended hygiene practices, and daily temperature checks.  We continue to monitor the situation related to the COVID-19 pandemic and will prioritize the health and safety of our employee workforce and our various communities around the world.

Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

Information About Our Executive Officers and Directors

Executive Officers

The following table sets forth certain information regarding our Executive Officers as of the date of this Annual Report.

Name	Age	Position
Kevin G. Guest	58	Chief Executive Officer and Chairman of the Board
Jim Brown	52	President
G. Douglas Hekking	51	Chief Financial Officer
Paul A. Jones	57	Chief People Officer
P. Joshua Foukas	45	Chief Legal Officer, General Counsel and Corporate Secretary
Daniel A. Macuga	51	Chief Communications and Marketing Officer
Robert Sinnott	56	Chief Scientific Officer
Walter Noot	55	Chief Operating Officer
David Mulham	60	Chief Sales Officer
Brent Neidig	37	Chief Officer and Managing Director of China

Kevin G. Guest. Mr. Guest joined USANA on a part-time basis in April 2003, as Executive Director of Media and Events. Following our acquisition of the media, video, and event-productions company FMG Productions founded by Mr. Guest, he became a full-time employee of the Company and was promoted to Vice President of Media and Events in February 2004. In January 2006, he was appointed Executive Vice President of Marketing and served in that role until July 2008, when he was appointed Chief Marketing Officer. In May 2011, he was appointed President of North America and in October 2012, he was named President of the Americas, Europe and South Pacific. In August 2014, Mr. Guest was appointed President of USANA and in August 2015, he was appointed Co-Chief Executive Officer. He served in this capacity until November 2016, when he was appointed Chief Executive Officer. In May 2020, Mr. Guest was appointed as Chairman of the Board and Chief Executive Officer.  Mr. Guest's important role as the leading force of our management and sales efforts, and his talent as a motivating leader, qualify him to serve as a member of the Board. Mr. Guest earned a B.A. in Communications from Brigham Young University.

Jim Brown. Mr. Brown joined USANA in 2006 as Vice President of Operations. In July 2011, he was appointed Vice President of Global Operations and served in that role until July 2012, when he was appointed Chief Production Officer. In November 2013, he was appointed Chief Operating Officer and in November 2016, he was appointed President and Chief Operating Officer. He served in those positions until October 2019, when the positions of President and Chief Operating Officer were separated and he became President. Prior to joining USANA, Mr. Brown was employed as a plant manager at Sonoco where he was responsible for safety, quality, finance, production, and maintenance. Mr. Brown received a bachelor’s degree with a double major in computer science and math, and an M.B.A. from Francis Marion University in Florence, South Carolina.

G. Douglas Hekking. Mr. Hekking became our Chief Financial Officer in May 2017. Mr. Hekking joined USANA in 1992 and has served in several management positions at the Company for the past 27 years, including Controller (March 1996 until February 2005), Vice President of Finance (2005–July 2007), Executive Director of Special Projects (July 2007–May 2011), Chief Financial Officer (May 2011–December 2012), Vice President of Finance (December 2012–May 2016), and Executive Vice President of Finance (May 2016–May 2017). Mr. Hekking received a B.S. in accounting from the University of Utah and an M.B.A. from Brigham Young University.

Paul A. Jones. Mr. Jones, Chief People Officer, joined USANA in 2005 as Vice President of Human Resources and served in this role until June 2007, when he left to complete a three-year service mission. Mr. Jones returned in July 2010 as Vice President of Human Resources, and served in this role until December 2012, when he was appointed Chief Financial Officer, serving in that position until May 2017. In August 2015, Mr. Jones was appointed to Chief Leadership Development Officer where he served until February 2021 when he was appointed to his current position of Chief People Officer. Prior to joining USANA, Mr. Jones was Vice President of Human Resources and later Vice President of Operations for Associated Food Stores, Inc. Mr. Jones received a B.S. in finance from Utah State University and M.A. in organizational management from the University of Phoenix.

P. Joshua Foukas. Mr. Foukas joined USANA in 2007 as Associate General Counsel and served in that role until he was appointed as Vice President of Finance and Legal in 2011.  He served in this finance position on an interim basis until December 2012, when he was appointed as Vice President of Legal and Investor Relations.  In January 2017, he was appointed Executive Vice President of Legal and in July 2018, he was promoted to Chief Legal Officer and named Corporate Secretary.  Prior to joining USANA, Mr. Foukas served as corporate counsel for a public biotech company.  Prior to that, he practiced law as a corporate and securities attorney with a law firm in Salt Lake City, Utah. Mr. Foukas received a B.A. from the University of Utah and a J.D. from the University of Idaho.

Daniel A. Macuga, Jr. Mr. Macuga joined USANA in 2007 as Vice President of Network Development and Public Relations. In July 2008, he was appointed as Vice President of Marketing, Public Relations and Social Media and in December 2011, he was appointed Chief Communications Officer. He served in that role until February 2014 when he was appointed Chief Communications Officer and Executive Vice President of Field Development for the Americas. In November 2016, Mr. Macuga was named Chief Communications Officer and in November 2017, he became Chief Communications and Marketing Officer. Prior to joining USANA, Mr. Macuga was employed at the Chrysler Corporation, where he spent 15 years working closely with independent dealership entrepreneurs to help them build their businesses, increase awareness for their products, and keep them focused on effective customer relationship management. Mr. Macuga received a B.A. in communications from the University of California, San Diego.

Robert A. Sinnott, M.N.S., Ph.D. Dr. Sinnott joined USANA as Chief Scientific Officer in August 2016. From 2005 to 2016, he was Chief Science officer of Mannatech, Inc. From 2009 to 2012, he also served as Co-Chief Executive Officer and from 2012 to 2016 as CEO of Mannatech. During his tenure at Mannatech, Dr. Sinnott served to further the company’s proprietary science, research and development, and initiated independent clinical trials, was responsible for oversight of quality assurance/quality control, global regulatory affairs, legal department, human resources, and global supply chain. Dr. Sinnott has held scientific and business positions in both industry and government over the past 25 years with experience in life sciences, chemistry, biotechnology and nutrition. For the past 18 years, he has worked directly in the dietary supplement industry both in the United States and internationally. From 2006 to 2011, Dr. Sinnott held a seat on the Board of Directors of the Council of Responsible Nutrition’s (the “CRN”), the leading trade association representing ingredient suppliers and manufacturers of dietary supplements. From 2009 to 2011, Dr. Sinnott also served as chair of the Senior Scientific Advisory Committee ("SSAC") for the CRN. The SSAC is comprised of the highest-ranking scientific officers of member companies. Its role is to assist the CRN with development and implementation of scientific strategy relating to scientific publications, scientific policies and programs by government agencies. Dr. Sinnott holds a B.S. in Biological Sciences, an M.S. in Natural Science, and a Ph.D. in Plant Sciences from Arizona State University, in Tempe, Arizona. His focus was on applied biological sciences, including biotechnology and plant medicinal chemistry.

Walter Noot. Mr. Noot joined USANA as Chief Information Officer in December 2016 and served in that role until he was promoted to Chief Operating Officer in October 2019. Mr. Noot has more than two decades of executive leadership experience and has worked with a wide range of businesses in many industries, from start-ups to multi-billion dollar companies. From 2014 until 2016, he was an executive officer of Young Living Essential Oils, LC, where he served as Chief Information Officer and Senior Vice President of Operations. While at Young Living, he oversaw improvements to the supply chain, implementation of a new ERP, and a software systems rebuild. Prior to joining Young Living, Mr. Noot was COO of Mona Vie, another direct sales company from 2012 to 2014, and he has held leadership positions with Computer Associates, Canon (Oce), and Onyx Graphics. He holds a B.S. in mechanical engineering from Brigham Young University.

David Mulham. Mr. Mulham joined USANA in 2009 as Field Development, Marketing and Customer Service Manager for Australia and New Zealand. In February 2011, he was appointed General Manager, for Australia and New Zealand and served in that role until June 2011, when he was appointed Vice President, Pacific Region (Australia, New Zealand and Philippines). In February 2014, he was appointed Executive Vice President of Field Development, Pacific Region and then in May 2015 he was named Executive Vice President, Pacific Region. He served in that role until January 2016 when he was appointed Executive Vice President, Pacific and Europe and then in September 2016, he was appointed Executive Vice President, the Americas, Pacific and Europe. He served in that position until February 2017, when he was appointed Chief Field Development Officer. Prior to joining USANA, Mr. Mulham had extensive experience in the direct selling industry working for Amway, Mary Kay, Nutri Metics and Dorling Kindersley Family Learning. He subsequently worked in property development as Director of both Hunter Valley Gardens and Tempus Two Winery. Mr. Mulham has a postgraduate diploma from Macquarie Graduate School of Management, Sydney, and received the Silver Stevie Award in 2015, for Executive of the Year – Health Products & Services and Pharmaceuticals.

Brent L. Neidig. Mr. Neidig joined USANA in December 2004, and served in a variety of positions until he departed in February 2011 to join Goldman Sachs. He was employed by Goldman Sachs as an associate in the Private Wealth Management Division until August 2012 when he rejoined USANA as Executive Director of Compliance. In November 2015, he was appointed Vice President of China Strategic Development and served in that role until February 2017, when he was appointed Executive Vice President of China. He served in that role until April 2019 when he was named Chief Officer and Managing Director of China. Mr. Neidig received a B.S. in accounting and M.B.A. from the University of Utah.

Board of Directors

The following table sets forth certain information regarding our Directors as of the date of this Annual Report.

Name	Age	Position
Kevin Guest	58	Chief Executive Officer and Chairman of the Board
Robert Anciaux	75	Director
Gilbert A. Fuller	80	Director
Feng Peng	47	Director
Peggie J. Pelosi	65	Director
Frederick J. Winssinger	52	Director
Timothy Wood	72	Director
John T. Fleming	77	Director

Additional Available Information

We maintain our corporate headquarters, executive offices, and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. Our website address is www.usanahealthsciences.com. The information on our website should not be considered part of and is not incorporated into this Annual Report by reference.

We make available, free of charge at our corporate website, copies of our reports filed with the SEC under the Exchange Act, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to such reports, as soon as reasonably practicable after such reports or other material have been electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information may also be obtained from the SEC via its on-line database, which is located at www.sec.gov.

You may also obtain, free of charge on our website, a copy of our Corporate Governance Guidelines, our Code of Ethics for Directors and Employees, and the charters of the Audit Committee, Governance, Risk and Nominating Committee, Compensation Committee, and Sustainability Committee of our Board of Directors.

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

Global Pandemic

The COVID-19 pandemic is expected to continue and may adversely affect our business.

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world, all of which can adversely affect our financial results, condition and outlook. To address the pandemic, many governments have issued various restrictive orders that affect businesses and consumers. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced the ability to hold sales meetings, resulted in cancellations of key Company events and trips, forced a shift to and utilization of a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations we maintain in some markets. The pandemic has also delayed or affected our ability to obtain some ingredients and packaging as well as to ship products in some markets expeditiously. While we have not experienced a meaningful supply chain interruption, our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or face more significant closures in the future as the pandemic continues. These factors and others related to the COVID-19 pandemic have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. The situation around the world with respect to the COVID-19 pandemic continues to evolve and change rapidly, and uncertainty regarding its duration and future impact continues to exist.

A meaningful decline in our future operating results could also adversely affect our financial position, capital resources and liquidity. While we have not persistently drawn or maintained a standing balance on our Credit Facility, we are subject to certain financial covenants and leverage ratios under the Credit Facility. A significant decline in our future operating results because of the COVID-19 pandemic, or other similar health epidemic or pandemic event, could affect our ability to comply with our covenants and other obligations under our Credit Facility, which could result in an event of default under the terms of our Credit Facility. An event of default under our Credit Facility could result in our inability to access funding under the facility and repayment acceleration of any outstanding balances under the facility, which could have a material adverse effect on our financial condition and liquidity.

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

Risk Associated with Direct Selling

Direct selling is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.

Various laws and regulations in the United States and other countries regulate direct selling. These laws and regulations exist at many levels of government in many different forms, are inherently fact-based, and often do not include “bright line” rules. We are also subject to the risk that the regulations, or a regulator’s interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our business to regulatory agencies. We have also been required to modify our Compensation Plan in certain jurisdictions to comply with the interpretation of the regulations by local authorities. We obtain regulatory approval of our Compensation Plan when required or, when not required, we may seek a legal opinion regarding compliance. We may also be prohibited from distributing products through direct selling or paying multilevel compensation in some countries.

In the United States, the FTC has actively warned various direct selling companies and the industry as a whole about certain business practices associated with direct selling and entered into settlements with several direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from FTC enforcement actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations and legal validity of those companies’ business models and distributor compensation plans. In 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors were making misleading earnings representations and that the company was utilizing an illegal business model. Also in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors had made misleading income representations and that the company was utilizing an unfair and deceptive compensation plan. In September 2019, the FTC entered into a settlement with a direct selling company following an FTC enforcement action, which included the alleged violations noted above. Pursuant to this settlement, the company is permanently prohibited from using a multilevel compensation plan in the U.S. Following this settlement, the FTC initiated litigation with another direct selling company for similar alleged violations and is seeking similar remedies, including a prohibition of multilevel compensation in the U.S. In 2020, the FTC sent warning letters to several direct-selling companies regarding product and/or income claims that the company or its distributor sales force were making related to the COVID-pandemic. Settlements in the cases described above required the respective direct selling company to pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate independent distributors and change its marketing practices to avoid misleading income representations.

FTC determinations such as these have created an ambiguity regarding the proper interpretation of the law and regulations applicable to direct selling companies in the U.S. Although a settlement between the FTC and a specific company does not represent judicial precedent, FTC officials have indicated that the direct selling industry should look to these consent orders, and the principles contained therein, for guidance. Additionally, while communications and guidance from the FTC to the direct selling industry in 2019 and 2018 reinforce the principles contained in these settlements, these communications have also created ambiguity and uncertainty regarding the proper interpretation of the laws, regulations and judicial precedent applicable to direct selling in the U.S. Based on these settlements, as well as the guidance and other communications issued by the FTC, we are in the process of refining aspects of our U.S. business model based on the principles contained in these FTC materials, and are conducting additional analysis to determine if further changes to our model may be necessary. Although we strive to ensure that our business model and compensation plans are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

We cannot predict the nature of any future law, regulation, or guidance, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders would have on our business. Failure by us, or our Associates, to comply with these laws, regulations, or guidance, could have a material adverse effect on our business in a particular market or in general. Finally, the continuation of regulatory challenges, investigations and litigation against other direct selling companies could harm our business and industry if the laws and regulations are interpreted in a way that results in additional restrictions on direct selling companies in general.

The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.

All Associates contractually agree to adhere to our policies. Although these policies prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the sale of the products, from time to time Associates, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us in our various markets by regulatory agencies, state attorneys general, or private parties – and in China by the Chinese government. Legal actions against us or our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. We take what we believe to be commercially reasonable steps to (i) regularly train our active Associate base, and (ii) monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure compliance with our policies. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and Preferred Customers and may have an adverse effect on our business, financial condition, and results of operations.

We may have or could incur obligations relating to the activities of our Associates.

Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies may impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes as well as employee benefits with respect to our Associates. In particular, the laws regarding independent contractor status in certain jurisdictions, including the U.S., continue to evolve and, in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies, including USANA. In 2020, we were named as a defendant in a private lawsuit in California by a plaintiff’s firm that is seeking to reclassify our California Associates from independent contractors to employees under California state law.  While we do not believe this litigation is material to our business, and we believe we have legally and appropriately classified our Associates as independent contractors, it is possible that this lawsuit or potential future laws, could negatively impact the independent contractor status of our Associates or distributors in direct selling companies in general. The U.S. Department of Labor recently adopted a rule that seeks to determine whether a worker is an employee or an independent contractor under U.S. federal law, but it is uncertain how this rule will be interpreted with respect to direct selling.  If federal, state or local laws and regulations or the interpretation of such laws and regulations change to require us to treat our Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial condition and operating results.

Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.

From time to time, we modify our Compensation Plan to (i) keep it competitive and attractive, (ii) cause or address a change in Associate behavior, (iii) conform to legal and regulatory requirements, or (iv) address other business needs. It is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. There can be no assurance that changes to our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results.  Additionally, the payment of Associate incentives under our Compensation Plan is our most significant expense. Modifying our Compensation Plan directly affects the incentives we pay as a percentage of net sales.  There can be no assurance that changes to the Compensation Plan will be successful in achieving target levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Associates.

Risks Related to Our China Business

Our Greater China region accounts for a significant part of our business and expected growth. A decline in sales or customers in this region would harm our business, financial condition and results of operations.

Our Greater China region consists of China, Hong Kong and Taiwan and has been our largest region for sales over the last several years and China has been our largest market. Our international growth strategy has focused largely on growing our China business. In 2019, our sales and active Customer counts in both the Greater China region and our China market declined, largely because of a challenging operating environment in China. Additionally, in 2020, and as of the date of this Annual Report, health officials in Greater China continue to respond to the COVID-19 pandemic. If we are not successful in continuing to grow BabyCare’s sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition, results of operations and cash flows may be harmed. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. While we believe that we will be successful in growing BabyCare’s business in China, it is difficult to assess the extent to which BabyCare’s business model and compensation plan will be successful or deemed to be compliant with applicable Chinese laws and regulations. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in continuing to increase sales and customers in China through BabyCare.

Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the government modifies its direct selling regulations, or interprets and enforces the regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.

Our operations in China are conducted by BabyCare, our China subsidiary. BabyCare operates in China pursuant to direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, including prohibitions on pyramid selling and multi-level compensation. The laws and regulations are also subject to discretionary interpretation and enforcement by various state, provincial and municipal level officials in China. Regulators in China may modify current direct selling laws and regulations or change how they interpret and enforce them. As a result, there can be no assurance that the Chinese government’s current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Associates.

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

Although BabyCare utilizes a business model that has been developed specifically for China’s laws and regulations, the Chinese government has not approved BabyCare’s model, compensation plan, and operations.

BabyCare’s business model has been designed specifically for China’s laws and regulations based on, among other things, BabyCare’s (i) communications with the Chinese government, (ii) interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) understanding of how other multinational direct selling companies operate in China. Many of the components of BabyCare’s business model are unique to China and are not part of our business model in our markets outside of China. For example, BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations in China; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct sales license; and (d) through independent distributors who are considered independent business owners under Chinese law. BabyCare has not received confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling. We cannot assure that Chinese regulatory authorities would deem Babycare's business model, compensation plan or the activities of its employees, direct sellers or independent distributors to be compliant with current or future laws and regulations. If BabyCare’s model were deemed to be in violation of applicable regulations, as they are now or may in the future be interpreted or enforced, BabyCare could be subject to fines, penalties or suspension of its business in China or, ultimately, have its direct selling license revoked by the Chinese government, all of which could have a material adverse impact on our business in China.

BabyCare’s operations in China, and direct selling companies in general, are subject to significant government oversight, scrutiny and monitoring.

Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. For example, following media coverage of certain health product companies and direct selling companies in 2019, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a review of health product and direct selling companies in China. The review required applicable companies such as BabyCare to conduct a self-assessment of the regulatory compliance of their business and to provide information to the government regarding the same. The review also entailed a review of a company’s regulatory compliance by various departments of the Chinese government. During this review, the Chinese government, among other things, (i) instructed direct selling companies not to hold large distributor meetings, and (ii) suspended its application review process for direct sales licenses and authorizations. The Chinese government has yet to re-open the application review process for direct sales licenses and authorizations or indicate if or when it plans to do so. Additionally, following various media reports in 2017, certain departments of the Chinese government, including the former State Administration of Industry and Commerce (now SAMR) and MPS, carried out a review of the direct selling industry to investigate alleged violations of the direct selling regulations and anti-pyramiding regulations.

Direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. We have implemented internal policies that are designed to promote our Associates’ compliance with these regulations, however, we cannot guarantee that any of our Associates residing outside of China or any of BabyCare’s Associates in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations, which might result in regulatory action and adverse publicity and potential harm to our business in China.

The Chinese government has investigated and imposed significant fines on companies and their distributors believed to have violated direct selling and anti-pyramiding regulations. In some cases, it has even shut such companies down. There have been instances where inquiries or complaints about BabyCare’s business have resulted in warnings from the Chinese government as well as the payment of fines by BabyCare. We expect that BabyCare will continue to face the risk of government inquiries, complaints or investigations. Any determination that BabyCare’s business or the activities of its Associates are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare’s licenses, including its direct selling licenses, all of which could have a material adverse effect on our business and operations. There can be no assurance that the Chinese government’s interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare’s business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

BabyCare must apply for and receive government approval to expand its business in China and the failure to obtain such approvals could negatively impact its ability to expand and grow its business.

   BabyCare has obtained direct selling licenses in certain provinces and municipalities and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to operate its direct selling business model in China. While direct selling licenses are centrally issued, the licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Those approvals are generally awarded on local and provincial bases, and the approval process requires involvement of multiple ministries at each level. In 2016, BabyCare received preliminary approval from the Chinese government to expand its direct selling business into eight additional provinces and municipalities and had been working to finalize these approvals until 2019  However, as a result of the government’s suspension of the direct selling authorization review process as part of its 2019 review of the industry, we now believe that BabyCare will not receive the final approval for any of these additional provinces and municipalities and will need to reapply for these approvals if and when the Chinese government again begins accepting direct selling authorization applications.

BabyCare also will be required to obtain licenses from municipalities and provinces within China where it currently does not hold a license. The Chinese government has not yet reopened its application review process for direct sales licenses and approvals since suspending the process in 2019. If BabyCare is unable to obtain additional direct selling licenses and approvals as quickly as we would like, or at all, it would negatively impact our ability to expand and grow our business in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct selling licenses or obtaining additional direct selling licenses or the required approvals to expand into additional locations in China that are important to its business.

Risk Associated With Our International Operations

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws could adversely affect our business.

We currently conduct our business in various foreign countries, and we expect to expand the number of countries in which we operate in the future. Economic conditions, including those resulting from wars, civil unrest, political unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the U.S. Foreign Corrupt Practices Act (“FCPA”), and the Bribery Act of 2010 (“U.K. Anti-Bribery Act”). In recent years, there have been an increasing number of investigations and other enforcement activities under these laws, including a voluntary investigation we recently concluded concerning our China operations. The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The U.K. Anti-Bribery Act prohibits both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws.

Although we have policies and procedures and a compliance program designed to ensure that we comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for violations of these acts (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management.

We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets or enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. In addition, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets or that we will have sufficient capital to finance our expansion efforts in a timely manner.

In many market areas, other direct selling companies already have significant market penetration, the effect of which could be to desensitize the local population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Associates or sell to customers generally. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our business. We believe our future success will depend in part on our ability to integrate our Compensation Plan seamlessly across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our Compensation Plan seamlessly in all existing or future markets.

Trade policies, disputes, tariffs or other international disputes could harm our business and operating results.

Trade policies, tariffs, other trade actions which have been, or in the future may be, implemented by the U.S. against other countries, including China, relating to the import and export of certain products, and negotiations with respect thereto, may have a negative effect on our business, financial condition, and results of operations in China and other markets. There have been consistent, ongoing discussions and activities regarding changes to various U.S. trade policies and treaties.  In the past, China, and certain of our other markets, have imposed, or threatened to impose, tariffs on U.S. imports or to take other actions in retaliation to actions taken by the U.S. Past or future developments in this regard may have a material adverse effect on the economy, financial markets, and currency exchange rates in China and the U.S., which represent two of our largest markets. Additionally, any actions taken by the Chinese government, or the government in our other markets, to implement further trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact our business, financial condition, and results of operations.

Tensions between the United States and China have increased over the last few years as a result of trade policy, intellectual property, data security and privacy and other disputes.  China is our largest market and the U.S. is one of our largest markets, as well as our corporate headquarters.  Our business could be harmed if relations between the U.S. and China worsen under the policies of the Biden Administration or if either government imposes additional policies, tariffs or sanctions. In 2020, the Trump administration issued executive orders prohibiting certain transactions related to certain prominent China mobile applications.  It is unclear whether or how these executive orders will be implemented and the extent to which they will impact our business in China, and it is unclear what action China may take in response to these orders. Our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of these tensions and disputes and the same could negatively impact our business, financial condition or results of operations in China or our other markets.

Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.

For the year ended January 2, 2021, 90.5% of our total net sales were generated in our markets outside of the United States. A majority of our business is conducted in non-U.S. markets. Consequently, exchange rate fluctuations have, and will continue to have, a significant effect on our sales and earnings. If exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. We also enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative instruments for speculative purposes. A foreign government may impose, and some have imposed, foreign currency remittance restrictions. For example, several markets in which we conduct business, including China, require that we file the necessary statutory financial statements for the relevant period as a prerequisite to repatriating cash in the form of a dividend. Any government restrictions on transfers of cash out of the country and control of exchange rates may have a materially adverse effect on our business, financial condition, liquidity and cash flows. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

Risks Related to Our Products, Manufacturing and Operations

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the FDA and the FTC. Failure to comply with FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to market our products successfully. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs, with additional requirements that are specific to dietary supplements. We believe our manufacturing processes comply with these GMPs for dietary supplements. Nevertheless, any FDA action determining that our processes were non-compliant with dietary supplement GMPs, could materially adversely affect our ability to manufacture and market our products. In addition, the Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events occurring within the United States. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. We have an internal adverse event reporting system that has been in place for several years and believe that we comply with this new law. Nevertheless, any action by the FDA in response to a serious adverse event report that may be filed by us could materially and adversely affect our ability to market our products successfully.

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

Our reliance on third parties to manufacture and supply certain of our products may harm our business, financial condition and operating results.

We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 35% of our product sales for the year ended January 2, 2021. These third-party suppliers and manufacturers produce and, in most cases, package the products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, nutrition bars, and certain of our personal care products, including our Celavive products. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.

The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition, or operating results.

We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. There is a risk that any of our suppliers could discontinue selling raw materials to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. There can be no assurance that suppliers will provide the raw materials that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including those related to the COVID-19 pandemic, weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which had a negative impact on our gross margins for those products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, we have been able to manage this by increasing the price at which we sell our products, therefore, this has historically not resulted in a material effect on our overall cost of goods sold. Supply chain interruptions, including as a result of shortages and transportation issues or unexpected increases in demand, and price increases can adversely affect us as well as our suppliers and Associates, whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, Associates or us. Any of these events, if they were to occur, could harm our business, results of operations and financial condition.

Delays and disruptions to transporting and distributing our products may adversely affect our results.

We may experience delays and disruptions in shipping, transporting and otherwise distributing our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in transportation and shipments may result in increased costs, including the additional use of airfreight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic has resulted in several delays and disruptions in our global distribution channel.

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

Legal, Regulatory, Compliance and Tax Risks

Legal action by former Associates or third parties against us could harm our business.

We continually monitor and review our Associates’ compliance with our policies and procedures as well the laws and regulations applicable to our business. In the ordinary course of our business, Associates occasionally fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the breaching Associate. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of the Associate’s purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against us. Our competitors have also been involved in this type of litigation, and more and more of these cases have resulted in class action litigation, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Associates against us in the future, which could result in class action litigation against us. Any such challenge involving others in our industry or us, could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers. We believe that Associate compliance is critical to the integrity of our business, and, therefore, we will continue to be aggressive in ensuring that our Associates comply with our policies and procedures. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil litigation against various direct selling companies in the United States, which have already resulted in settlements and may result in additional significant settlements in the future by these companies. There can be no assurance that we will not be challenged by private parties in litigation.

We may incur liability under our “Athlete Guarantee” program.

We believe that our nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. We retain independent testing agencies to conduct periodic checks for banned substances. We further believe that, while our products promote good health, they are not otherwise considered “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”). For many years, we have been a sponsor of Olympic level athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up our claim that athletes who use USANA products as part of their training regimen will not be consuming banned substances, we have offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated. These agreements provide that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be caused by taking USANA nutritional products, we will compensate that athlete at an amount equal to two times their current annual earnings, up to $1.0 million dollars, based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors. Although we believe that the pool of current and potential participants in the program is small and that the procedures and safeguards implemented by us in connection with the program are sound, there is no guarantee that an athlete who is accepted in the program will not successfully make a claim against us. We currently have no insurance to protect us from potential claims under this program.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions

We are subject to tax laws and regulations in the United States and numerous other foreign jurisdictions. Tax laws, regulations, and interpretations in various jurisdictions may change, with or without notice, due to social, economic, political and other considerations. As a result, our evaluation and estimates for our provision for income taxes may change perhaps negatively. Our future effective tax rates could be affected by numerous factors, including changes in the market mix for our net sales, the amount of our earnings and where earned, intercompany transactions, the inability to realize tax benefits, changes in currency exchange rates, tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and their valuation, changes in our business operations, acquisitions, and entry into new markets.  There can be no assurance that additional changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

We are also subject to examination by tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. The IRS and several foreign tax authorities have also increasingly focused attention on intercompany transfer pricing. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected. Tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

Failure to maintain effective internal controls could negatively impact our business.

We are required by federal securities laws to document and test our internal control over financial reporting and are required to have management annually assess the effectiveness of such internal controls.  Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. In addition, our independent registered public accounting firm must report on the effectiveness of our internal controls. If we fail to maintain effective internal controls we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

Risk Associated with Information Technology, Data Security and Data Privacy

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

We rely on information technology to support our operations and reporting environments. A data security failure involving that technology or the data stored in it, could disrupt our ability to operate our businesses effectively, adversely affect our reported financial results and our reputation, and expose us to potential liability or litigation. Likewise, a data breach at USANA could lead to significant liability and reputational damage.

In the ordinary course of our global business, we collect and store in our data centers and on our networks significant amounts of data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, personally identifiable information (some of which is sensitive) and payment card information of our active Customers and employees. The secure processing and, when appropriate, deletion of this information is critical to our operations, regulatory compliance and business strategy. Although we strive to frequently analyze and improve our data security measures, our information technology and infrastructure are subject to persistent attacks of varying degrees and types and we may be vulnerable to attacks by hackers or breached due to a cyber-incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider or vendor error or failure, or employee error, malfeasance or other disruptions. In some instances, it could take us some time to discover that we have fallen victim to such a breach.

Any such breach of our networks and the information therein could cause such information to be accessed, publicly disclosed, altered, damaged, held ransom, lost or stolen. In any such event, we could suffer significant loss or incur significant liability, including: damage to our reputation; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate the resulting damage (including notification and credit monitoring costs, as well as fines and penalties imposed by regulators) to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators. Likewise, a failure to adhere to the payment card industry’s data security standards could lead to significant penalties from payment card associations, termination of our ability to receive credit or debit card payments, any of which could have a material adverse effect on our business and financial condition.  Furthermore, such data breach could result in significant disruption of our operations, which could adversely affect our business, revenues and competitive position.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and data security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.

Personal privacy and data security are significant for us in all of our markets because we collect, store and transmit significant amounts of company, employee, and active Customer personal information, including personally identifiable information and payment card information, for business purposes, including for transactional and marketing purposes. The governments of our markets have adopted, or are adopting, strict laws and regulations governing data privacy and data security, and these areas are rapidly evolving and are likely to remain uncertain for the near future.  We cannot yet determine the impact of such evolving laws and regulations may have on our business. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various markets in which we operate, which has resulted in greater compliance risk and cost for us.

These laws and regulations often require us to implement new data privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by us, inform individuals of security breaches that affect their personal information, and disclose to individuals how their personal information is processed and obtain their prior, express written consent to such processing, among other things.  Examples of significant data privacy and security laws affecting our various markets include the European Union General Data Protection Regulation, or the GDPR, and the California Consumer Privacy Act, or CCPA, which became effective in 2018 and 2020, respectively. Further examples include China’s national Cybersecurity Law that went into effect in 2017 to address cybersecurity and data privacy protection, and China’s e-Commerce Law that went into effect in 2019 that targets the protection of personal data in e-commerce transactions and environments. Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our sales.

We have incurred, and will continue to incur, substantial costs in striving to comply with these various data privacy and security laws and regulations. Compliance with these laws and regulations may also require us to restrict our ability to provide services to our customers that they may find valuable or otherwise require us to change our business practices in a manner that is ultimately adverse to our business objectives. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with data security and privacy laws and regulations may result in governmental enforcement actions and prosecutions, private litigation, significant fines and penalties, adverse publicity, or reputation damage, which could have an adverse effect our business and operating results.

Human Capital Risks Associated with our Business

If we are unable to attract and retain active Associates and Preferred Customers, our business may be harmed.

Our consumer base includes Associates who personally consume and sell our products, Preferred Customers who join USANA and simply consume our products, and retail customers who do not join USANA but purchase products directly from us or one of our Associates and consume our products.  We refer to Associates and Preferred Customers in this Annual Report together as active Customers.  We rely largely on our Associates to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing our number of active Customers. Our success will also depend on our ability to retain and motivate our existing Associates and attract new Associates to sell our products.  Associates typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including each of the other risks identified in this Annual Report.   Our Associates may terminate their services at any time and, like most direct selling companies, we experience a high turnover among new active Customers from year to year. Customers may also stop buying from us at any time and it is challenging to determine why a customer actually stops buying. In 2020, some of our markets, including China, experienced active Customer declines. If our strategies, including our customer experience strategy, do not generate growth in our active Customer base, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to train new Associates and to motivate new and existing Associates. Our operating results may be adversely affected if we do not generate sufficient interest in our business and our products to successfully retain existing active Customers and attract new active Customers.

We also rely on the successful efforts of our Associates who become leaders with our Company. Our Compensation Plan is designed to permit Associates to sponsor new Associates and Preferred Customers, thereby creating sales organizations. As a result, Associates develop business and personal relationships with other Associates and Preferred Customers. The loss of a key Associate or group of Associates, large turnover or decreases in the size of the key Associate force, seasonal or other decreases in product purchases, sales volume reduction, the costs associated with training new Associates, and other related expenses may adversely affect our business, financial condition, or results of operations.

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

General Economic, Publicity, Competitive, and Intellectual Property Risks Associated with our Business

Difficult economic conditions may adversely affect our business.

Over the past few years, economic conditions in many of the markets where we sell our products have resulted in challenges to our business and economies around the world have been negatively impacted by the COVID-19 pandemic. We cannot predict whether world or market-specific economies will improve or deteriorate in the future. If difficult economic conditions continue or worsen as a result of the COVID-19 pandemic, or otherwise, we could experience declines in net sales, profitability and cash flow due to lower demand for our products or other factors caused by economic challenges faced by our customers, potential customers or suppliers. Additionally, these conditions may result in a material adverse effect on our liquidity and capital resources or otherwise negatively impact our operations or overall financial condition.

Our business is subject to the effects of adverse publicity and negative public perception.

Our ability to attract and retain active Customers and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were tarnished by negative publicity. This negative public perception may include publicity regarding the legality of direct selling, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, data privacy or security concerns, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other direct selling companies.

There has been significant media and short-seller attention regarding the viability and legality of direct selling in the United States, China, and internationally over the past several years. This attention has led to intense public scrutiny of the industry, as well as volatility in our stock price and the stock price of companies similar to ours. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.

We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in “Business — Competition.” Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other direct selling companies, for Associates. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Entry to market is not particularly capital intensive or otherwise subject to high barriers and as a result, new competitors can enter easily and compete with us for customers and distributors, including our Associates. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.

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

Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that we indicate ingredients of such products precisely and accurately on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products, as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and the interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws. We have also entered into confidentiality agreements with certain of our employees involved in research and development activities. Additionally, we endeavor to seek, to the fullest extent permitted by applicable law, trademark and trade dress protection for our products, which protection has been sought in many of our existing and potential future markets. Notwithstanding our efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of their intellectual proprietary rights. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our infringing products. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, or operating results.

Risks Related to Our Common Stock

The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.

Gull Global, Ltd., an entity that is solely owned and controlled by our founder, Dr. Myron Wentz, owned approximately 40.34% of our outstanding common stock at January 2, 2021. Dr. Wentz is no longer active in the management of USANA and is an emeritus member of our Board of Directors. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence and control over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to our other shareholders.

Sales by our shareholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A large number of outstanding shares of our common stock are held by several of our principal shareholders, including Gull Global, Ltd. If any of these principal shareholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to decline.

The market price of our common stock may be influenced by many factors, some of which are beyond our control.

There can be no assurance that an active market in our stock will be sustained. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. We are also vulnerable to investors taking a “short position” in our common stock, which has the effect of depressing the price of our common stock and adding volatility to our trading market. The price of our common stock also may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have not had a strong correlation in certain cases to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock, and accordingly, the value of a shareholder’s investment in our company, would likely decline, perhaps substantially.

Item 1B. Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

Corporate Headquarters

Our worldwide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. In addition to executive offices, this facility also includes space for manufacturing and quality control, distribution, administrative functions, and research and development. This facility manufactures inventories for all global markets, excluding China. Additionally, we own a 54,000 square foot manufacturing facility, located adjacent to the corporate headquarters facility, where we began in-house manufacturing of our foods product line during the fourth quarter of 2020.

China Manufacturing

We own a 350,000 square foot state-of-the-art facility in Beijing, China similar in potential capacity and nature to our corporate headquarters to manufacture products sold in China. Additionally, we own a 31,000 square foot manufacturing facility in Tianjin, China, where we manufacture our skincare products for sale in China.

Other Office and Distribution Warehouse Facilities

We own a 45,000 square foot office and warehouse building in Sydney, Australia.

In other markets, we lease regional offices and distribution warehouses. Additionally, we lease retail centers for our operations in China and a packaging facility in Singapore, which fulfills orders for our MyHealthPak™ product in our Asia Pacific markets.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “USNA.” As of February 26, 2021, we had approximately 254 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Share Repurchases

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. We began the fourth quarter of 2020 with $73 million remaining under the plan. There were no share repurchases made during the quarter ended January 2, 2021.

Subsequent to January 2, 2021, on February 9, 2021, our Board of Directors authorized an increase in the amount available under the share repurchase plan to a total of $150 million.  The authorization is inclusive of the $73 million that was remaining under the prior authorization at January 2, 2021.  There is no requirement for future share repurchases, and there currently is no expiration date on the approved repurchase amount.

Stock Performance Graph

The following graph and table compare the performance of our common stock to the S&P 500 Index and to a market-weighted index of seven companies selected in good faith from our industry (the “Peer Group”) over the last five years. The data shown assumes an investment on December 31, 2015, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Nu Skin Enterprises, Inc., Herbalife Nutrition Ltd., Perrigo Company plc, Reliv International, Inc., Lifeway Foods, Inc., Natural Alternatives International, Inc., and Hain Celestial Group, Inc.

	USNA	S&P 500	Peer Group
Dec-15	$100	$100	$100
Dec-16	$96	$110	$79
Dec-17	$116	$131	$103
Dec-18	$184	$123	$92
Dec-19	$123	$158	$70
Dec-20	$121	$184	$84

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of USANA’s financial condition and results of operations is presented in nine sections:

●	Overview

●	Impact of the COVID-19 Pandemic

●	Customers

●	Presentation

●	Results of Operations

●	Liquidity and Capital Resources

●	Contractual Obligations and Commercial Contingencies

●	Inflation

●	Critical Accounting Policies and Estimates

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of January 2, 2021, we had approximately 599,000 active Customers worldwide.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  While the overall impact of the pandemic on our business and results of operations was not material in fiscal 2020, the pandemic disrupted and negatively affected our business. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected our ability to obtain some ingredients and packaging as well as ship products in some markets. While we have not experienced a meaningful supply chain interruption, our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic will likely continue to negatively affect our business throughout 2021 in a number of ways, including those described below.

● Our Workforce. The health and safety of our employees around the world remains our top priority. We remain committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. We continue to utilize a work-from-home plan for all non-manufacturing and non-distribution employees. Although our manufacturing and distribution employees continue to work on site, they are following applicable health and safety guidelines. We continue to require body temperature monitoring, social distancing and mandatory use of facemasks for employees and visitors at our facilities. We are also continuing to utilize flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. Where necessary in our international markets, we have temporarily closed product will-call centers and continue to offer curbside delivery and subsidized shipping to customers.  We will continue to monitor the situation surrounding the pandemic and implement additional risk mitigation actions where necessary.

● Our Operations. All of our production facilities remain operational under enhanced safety measures and as of the date of this Annual Report, we have not experienced meaningful disruptions to our supply chain, shipping, or logistics. Although we have successfully modified our operations in each of our markets to date, future efforts to reduce the spread of COVID-19 may negatively affect our business. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan continues to entail efforts to safeguard against disruptions through maintaining and operating (i) raw material procurement; (ii) manufacturing; (iii) distribution; (iv) selling; (v) operating cash flows and liquidity; (vi) Associate engagement and activity; and (vii) employee support and engagement.

● Our Sales and Salesforce.  Demand for our high quality nutritional products remained high during fiscal 2020 during the pandemic.  In 2021, we will continue to utilize a virtual strategy to hold meetings and events with our salesforce and will evaluate this strategy as the year and situation with the pandemic progresses.  Our salesforce will also continue to utilize a virtual sales and operating strategy.  Notwithstanding the foregoing, person-to-person and face-to-face selling and events remain an important part of our business and we plan to begin incorporating the same into our strategy as it becomes safe and appropriate for us and our sales force to do so.

● Our Liquidity.  Our liquidity position is strong.  We expect to continue to fund our business with cash flow from operations and believe that we have sufficient liquidity to satisfy our cash needs.  Notwithstanding the foregoing, we will continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate at full strength during these uncertain times. Additionally, as long as uncertainty remains surrounding the duration and impact of the COVID-19 pandemic, the potential impact from the pandemic on our business, financial condition or longer-term financial or operational results will remain uncertain. We will continue to align spending with sales performance and defer non-essential capital investments amid the COVID-19 pandemic.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both.  Our primary focus continues to be increasing the number of active Customers.  We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates accounted for approximately 59% of product sales during 2020 with the remainder of our sales being to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The table below summarizes the change in our active Customer base by geographic region, rounded to the nearest thousand, as of the dates indicated.

	Total Active Customers by Region

	As of		As of		Change from	Percent
	January 2, 2021		December 28, 2019		Prior Year	Change

Asia Pacific:
Greater China	252,000	42.1%	290,000	49.5%	(38,000)	(13.1%)
Southeast Asia Pacific	142,000	23.7%	113,000	19.3%	29,000	25.7%
North Asia	60,000	9.9%	56,000	9.5%	4,000	7.1%
Asia Pacific Total	454,000	75.7%	459,000	78.3%	(5,000)	(1.1%)

Americas and Europe	145,000	24.3%	127,000	21.7%	18,000	14.2%

	599,000	100.0%	586,000	100.0%	13,000	2.2%

Presentation

Product sales along with the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when, or as control of the promised product is transferred to the customer, which is at the time of delivery to the third party carrier for shipment. Payments received for unshipped products are recorded as deferred revenue and are included in the "Other current liabilities" line item in the consolidated balance sheet. Also reflected in net sales is a provision for a refund liability for sales returns, which is estimated, based on our historical experience. Additionally, other types of revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Associates, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.

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

Associate incentives expense includes all forms of commissions, and other incentives paid to our Associates. Incentives paid to Associates include bonuses earned, rewards from contests and promotions, and base commissions, which makes up the majority of our Associate incentives expense. We pay bonuses to Associates based on certain business-related criteria, total base commission earnings, and leadership level. Contests and promotions are offered as an incentive and reward to our Associates and are typically paid out only after an Associate achieves specific criteria. Base commissions are paid out on the sale of products. Associates earn their commissions based on sales volume points that are generated in their sales organization. Sales volume points are assigned to each commissionable product and comprise a certain percent of the product price. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, an Associate may earn commissions on sales volume points that are generated from personal purchases that are not considered part of their “Qualifying Sales.” To be eligible to earn commissions, an Associate must reach a certain level of Qualifying Sales each month, which may include product that they use personally or that they resell to consumers. Associates do not earn commissions on their Qualifying Sales. Commissions paid to Associates on personal purchases are considered a sales discount and are reported as a reduction to our net sales.

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

Sales to customers outside the United States are transacted in the respective local currencies and translated to U.S. dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate. With the exception of China, our raw material purchases from suppliers and product purchases from third-party manufacturers are transacted in U.S. dollars. Consequently, our net sales and earnings are affected by changes in currency exchange rates. In general, our operating results are affected positively by a weakening U.S. dollar and negatively by a strengthening U.S. dollar. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year net sales at the average exchange rates in effect during the comparable prior-year periods.

Results of Operations

The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2020	2019

Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%
Cost of sales	18.4	17.7

Gross profit	81.6	82.3

Operating expenses:
Associate incentives	43.0	43.3
Selling, general and administrative	23.0	25.2

Total operating expenses	66.0	68.5

Earnings from operations	15.6	13.8
Other income (expense), net	0.1	0.4

Earnings before income taxes	15.7	14.2
Income taxes	4.7	4.7

Net earnings	11.0%	9.5%

Non-GAAP Financial Measures

We believe that presentation of certain non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes these measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes. We provide such non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our Consolidated Financial Statements prepared in accordance with GAAP, accompanying this report.

In analyzing business trends and performance, management uses “constant currency” net sales, “local currency” net sales, and other currency-related financial information terms to discuss our financial results in a way we believe is helpful in understanding the impact of fluctuations in foreign-currency exchange rates and facilitating period-to-period comparisons of results of operations and providing investors an additional perspective on trends and underlying business results. Changes in our reported revenue and profits in this report include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the tables and the narrative information in this MD&A to remove or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency financial results are calculated by translating the current period’s financial results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s financial results.

Summary of 2020 Financial Results

Our discussion and analysis is focused on our 2020 and 2019 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2018 fiscal year specifically, as well as the year-over-year comparison of our 2019 financial performance to 2018, are located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 25, 2020, which is available on our investor relations website at https://ir.usana.com or the SEC’s website at www.sec.gov. That information is incorporated by reference into this report.

Net sales in 2020 increased 7.0%, or $73.7 million, to $1.135 billion, compared with 2019. Fiscal 2020 was a 53-week year and included, comparatively, one additional week of sales.  We estimate that this extra week contributed approximately $18 million to net sales for the year.  The increase in net sales was driven by active Customer growth throughout the year as demand for high quality nutritional products remained high, as well as the successful execution of our strategic initiatives throughout the year.

Net earnings increased 24.0% to $124.7 million in 2020, when compared with 2019. The increase in net earnings was mainly the result of increased sales, lower relative operating expenses, and a reduced income tax rate.

Fiscal Year 2020 compared to Fiscal Year 2019

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 2, 2021, and December 28, 2019:

	Net Sales by Region
	(in thousands)
	Twelve Months Ended
	January 2, 2021		December 28, 2019		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$530,505	46.7%	$535,995	50.5%	$(5,490)	(1.0%)	$1,816	(1.4%)
Southeast Asia Pacific	269,555	23.8%	220,085	20.8%	49,470	22.5%	2,847	21.2%
North Asia	114,964	10.1%	96,187	9.0%	18,777	19.5%	(940)	20.5%
Asia Pacific Total	915,024	80.6%	852,267	80.3%	62,757	7.4%	3,723	6.9%
Americas and Europe	219,620	19.4%	208,635	19.7%	10,985	5.3%	(3,699)	7.0%
	$1,134,644	100.0%	$1,060,902	100.0%	$73,742	7.0%	$24	6.9%

Asia Pacific: The growth in this region was primarily driven by a successful worldwide incentive program that ran primarily during the third quarter of 2020 and was designed to further incent product sales to new customers. The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by the Philippines and Malaysia, which had local currency net sales growth of 55.1% and 24.5% due to a 67.6% and 16.1% increase in active Customers, respectively. In addition to the world wide incentive programs, the Philippines also participated in a market specific incentive program that further incented sales growth. The growth in this sub-region was partially offset by a 5.8% local currency sales decline in Australia due to a 9.5% decrease in active Customers.

The decrease in constant currency net sales in Greater China was largely the result of a sales decline in Hong Kong, where local currency net sales decreased 20.9% as a result of a continued challenging operating environment in that market.  Local currency net sales in China were essentially flat, however, there was a 13.9% decline in active Customers. Our 2020 results in China reflect the combination of (i) the impact of the COVID-19 pandemic and the related operating restrictions in China, which meaningfully limited in-person meetings in the market, and (ii) the 2019 contraction of our business in this market due to a challenging consumer environment following negative media concerning the health foods and direct selling industries.  Our 2021 strategy for China entails continued investment in digital transformation, additional production innovation and introductions, and executing our customer experience strategy through enhancing our 29 branches in this market.

Growth in the North Asia region was driven by South Korea, where local currency net sales increased 20.3% due to a 3.6% increase in active Customers in that market.

Americas and Europe: The growth in this region was aided by the world wide incentive program described above. The increase in constant currency net sales in Americas and Europe region was driven by local currency net sales growth in all markets. This was driven mainly by growth in Canada, the U.S., and Europe.  Local currency sales for Canada and the United States increased 9.8% and 2.1% due to an increase in active Customers of 7.0% and 9.4%, respectively.  Europe had constant currency net sales growth of 31.8% due to an increase in active Customers of 83.3%.

Gross Profit

Gross profit decreased 70 basis points to 81.6% of net sales, down from 82.3% in 2019. This decrease can be attributed primarily to (i) a change in market sales mix, (ii) higher relative shipping costs, and (iii) higher production costs.  These decreases were partially offset by (i) a favorable change in currency exchange rates, and (ii) lower scrap costs.

Associate Incentives

Associate incentives decreased 30 basis point points to 43.0% of net sales in 2020, compared with 43.3% in the prior year.  This decrease can be attributed to (i) changes in market sales mix, and (ii) lower spending on Associate related incentive trips due to travel restrictions related to the COVID-19 pandemic.  This decrease was partially offset by incentive promotions offered throughout the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 220 basis points relative to net sales and $6.5 million in absolute terms. The relative improvement can be attributed to (i) leverage gained on higher sales, (ii) decreased event costs due to moving several large events to a virtual platform, and (iii) lower overall travel costs. The absolute decrease in expense can be attributed to the aforementioned decreased event and travel costs, which was partially offset by higher employee related costs.

Income Taxes

Income taxes decreased to 29.9% of pre-tax earnings in 2020, down from 33.2% of pre-tax earnings in 2019. The effective tax rate benefited from an increase in U.S. domestic earnings before income taxes compared to the prior year, which allowed for utilization of previously unbenefited tax attributes. This favorable tax result was partially offset by audit settlements and tax reserves.

Diluted Earnings Per Share

Diluted EPS increased to $5.86 in 2020 from $4.41 in 2019. This increase can be attributed to higher net earnings and a lower diluted share count.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using both net cash flow from operations and by drawing on our line of credit. Our principal source of liquidity is our operating cash flow. There are currently no material restrictions on our ability to transfer and remit funds among our international markets. In China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) results in transfer and remittance of our profits and dividends from China to the United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations, which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from China to the United States may be limited in the future.

We believe we have sufficient liquidity to satisfy our cash needs and expect to continue to fund our business with cash flow from operations. We continue, however, to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we continually evaluate opportunities to repurchase shares of our common stock and will, from time to time, consider the acquisition of, or investment in complementary businesses, products, services and technologies, which might affect our liquidity.

Cash and Cash Equivalents

Cash and cash equivalents increased to $311.9 million at January 2, 2021, from $234.8 million at December 28, 2019. This increase is due primarily to cash flow provided by operations of $160.4 million during the full year ended January 2, 2021.  This increase was partially offset by (i) cash used to repurchase and retire shares of our common stock totaling $57 million, (ii) our strategic collaboration and investment with Built Brands totaling $20 million, and (iii) purchases of plant, property and equipment totaling $15.1 million, the majority of which was used to support in-house manufacturing of our foods product line.

The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	January 2, 2021	December 28, 2019
United States	$119.7	$85.3
China	133.8	114.9
All other markets	58.4	34.6
Total Cash and cash equivalents	$311.9	$234.8

Cash Flows Provided by Operations

We have historically generated positive cash flow due to our strong operating margins. Net cash flow provided by operating activities totaled $160.4 million in 2020, an increase of $33.7 million from $126.7 million in 2019. The increase in cash flows from operating activities was driven primarily by (i) higher sales combined with an improved operating margin and (ii) higher accruals in the current period.  These increases were partially offset by (i) cash used to build up inventory levels to offset any potential disruptions in the supply chain and (ii) an increase in prepaid expenses.

Line of Credit

Information with respect to our line of credit may be found below under the caption “Contractual Obligations and Commercial Contingencies,” and in Note I to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

Share Repurchase

Information with respect to our share repurchases may be found in Note M to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our contractual obligations and commitments as of January 2, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$22,625	$9,214	$10,116	$3,120	$175
Other Commitments	33,718	23,189	9,564	935	30
Line of Credit	876	188	375	313	-

Total Contractual Obligations	$57,219	$32,591	$20,055	$4,368	$205

“Operating Leases” generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts in the table above. Information with respect to our Operating Leases may be found in Note F to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

“Other Commitments” generally include consulting- and IT-related services, investments in brand awareness through corporate and athlete sponsorships, facility maintenance, and services related to the events that we hold for our Associates both locally and internationally. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates. Information with respect to our Unconditional Purchase Obligations may be found in Note J to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

The “Line of Credit” is with a bank and has a maturity date of August 2025. Although we currently have no balance outstanding on the Line of Credit, fees on the unused portion of this line are due periodically and are reflected in the table above. If we utilize the Line of Credit prior to its maturity, we will be required to pay it in full at maturity.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our significant accounting policies are described in Consolidated Financial Statements included herein. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management’s most subjective judgments. We believe that our most critical accounting policies and estimates are described in this section.

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

A majority of our sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment.  We receive payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. Our product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns.  Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, we estimate a refund liability for the variable consideration based on historical experience.

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

Shipping and handling activities are performed upon delivery to the third-party carrier for shipment.  We account for these activities as fulfillment costs.  Therefore, we recognize the costs of these activities when revenue for the goods is recognized.  Shipping and handling costs are included in cost of sales for all periods presented.

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

Inventory Valuation.  Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard costing system, which approximates the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead.  Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.  The forecasted future product demand for excess or slow-moving inventories is based on judgment and available information. A change in any valuation assumptions could result in an adjustment to inventory.  However, the reported carrying value of inventory is not highly sensitive to reasonable changes in individual assumptions.

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

Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets, and settlement of intercompany transactions. Additionally, we may enter into short-term foreign currency credit arrangements in our international markets, primarily as a way to reduce our exposure to negative effects of changes in foreign currency exchange rates. We also enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative financial instruments for trading or speculative purposes. There can be no assurance that our practices will be successful in eliminating all or substantially all of the risks that we may encounter in connection with our currency transactions.

Following are the average exchange rates of currency units to one U.S. dollar for each of the international markets in which we operated as of January 2, 2021, for the quarterly periods indicated:

	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First

Canadian Dollar	1.30	1.33	1.39	1.34	1.32	1.32	1.34	1.33
Australian Dollar	1.37	1.40	1.52	1.52	1.46	1.46	1.43	1.40
New Zealand Dollar	1.46	1.51	1.62	1.57	1.55	1.54	1.51	1.47
Hong Kong Dollar	7.75	7.75	7.75	7.77	7.82	7.83	7.84	7.85
Japanese Yen	104.47	106.15	107.51	108.96	108.74	107.26	109.80	110.22
New Taiwan Dollar	28.49	29.35	29.90	30.09	30.48	31.19	31.13	30.82
Korean Won	1,118.57	1,188.17	1,219.96	1,191.61	1,175.46	1,195.46	1,167.59	1,125.07
Singapore Dollar	1.35	1.37	1.41	1.38	1.36	1.38	1.36	1.35
Mexican Peso	20.56	22.06	23.22	19.78	19.26	19.46	19.12	19.21
Chinese Yuan	6.63	6.92	7.09	6.98	7.05	7.02	6.83	6.75
Malaysian Ringgit	4.11	4.20	4.32	4.18	4.17	4.17	4.15	4.09
Philippine Peso	48.31	48.94	50.42	50.85	51.02	51.81	52.08	52.36
Thailand Baht	30.60	31.30	31.95	31.19	30.28	30.71	31.58	31.62
Euro	0.84	0.86	0.91	0.91	0.90	0.90	0.89	0.95
Colombian Peso	3,658.09	3,727.63	3,839.75	3,511.65	3,407.93	3,347.84	3,246.05	3,134.80
Indonesia Rupiah	14,354.07	14,679.98	14,912.76	14,178.36	14,058.77	14,125.62	14,255.84	14,132.94

Interest Rate Risks. As of January 2, 2021, we had no outstanding debt and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 2, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Financial Statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2021. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of January 2, 2021, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting, as of January 2, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2021, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 2, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 2, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our proxy statement relating to our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our proxy statement relating to our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 11. Executive Compensation

The information for this Item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The information for this Item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules.

For the years ended January 2, 2021, December 28, 2019, and December 29, 2018

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
10.12

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.2, File No. 001-35024).*

10.13

Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.3, File No. 001-35024).*

10.14

Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.4, File No. 001-35024).*

10.15

Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.5, File No. 001-35024).*

10.16

Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee director under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.6, File No. 001-35024).*

10.17

Second Amended and Restated Credit Agreement dated as of August 25, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 2020, Exhibit 10.1, File No. 001-35024).

14	Code of Ethics of USANA Health Sciences, Inc. (filed herewith).

21	Subsidiaries of the Registrant, as of February 4, 2020 (incorporated by reference to the Company's Annual Report on Form 10-K, filed February 26, 2019, Exhibit 21, File No. 001-035024).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

By:	/s/ Kevin G. Guest
Kevin G. Guest
Chief Executive Officer and Chairman of the Board

Date: March 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Guest	Chairman and Chief Executive Officer	March 2, 2021
Kevin G. Guest	(Principal Executive Officer)

/s/ Gilbert A. Fuller	Director	March 2, 2021
Gilbert A. Fuller

/s/ John T. Fleming	Director	March 2, 2021
John Fleming

/s/ Robert Anciaux	Director	March 2, 2021
Robert Anciaux

/s/ Frederic J. Winssinger	Director	March 2, 2021
Frederic J. Winssinger

/s/ Feng Peng	Director	March 2, 2021
Feng Peng

/s/ Timothy E. Wood	Director	March 2, 2021
Timothy E. Wood

/s/ Peggie Pelosi	Director	March 2, 2021
Peggie Pelosi

/s/ G. Douglas Hekking	Chief Financial Officer	March 2, 2021
G. Douglas Hekking	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2021, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of lower of cost or net realizable value of certain inventories

As discussed in Notes A and B to the consolidated financial statements, inventories totaling $90,224 as of January 2, 2021 are stated at the lower of cost or net realizable value. The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories, which includes the evaluation of inventory that does not conform to product specifications, expiration dates, current and future product demand, production planning and market conditions. The Company manufactures inventories in the United States for all global markets, excluding China.

We identified the assessment of lower of cost or net realizable value of inventories, excluding inventories manufactured and held in China, as a critical audit matter. The forecasted future product demand for excess or slow-moving inventories is difficult to assess and results in the application of greater auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory valuation process, including controls related to the assessment of the lower of cost or net realizable value and the determination of the forecasted future product demand. We compared the prior period forecasted future demand to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s determination of lower of cost or net realizable value of excess or slow-moving inventories utilizing current year sales by product and comparing it to product inventory on hand as of January 2, 2021. We also analyzed a sample of inventory items to evaluate the forecasted future product demand by comparison of that forecast to historical demand and any known changes that would impact future demand.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Salt Lake City, Utah
March 2, 2021

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of	As of
	January 2,	December 28,
	2021	2019
ASSETS
Current assets
Cash and cash equivalents	$311,917	$234,830
Inventories	90,224	68,905
Prepaid expenses and other current assets	23,145	25,544
Total current assets	425,286	329,279
Property and equipment, net	100,445	95,233
Goodwill	17,367	16,636
Intangible assets, net	30,796	29,840
Deferred tax assets	4,640	3,090
Other assets	62,353	42,856
	$640,887	$516,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,195	$12,525
Other current liabilities	149,878	123,573
Total current liabilities	168,073	136,098
Deferred tax liabilities	12,009	10,282
Other long-term liabilities	19,155	18,842
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 21,038 as of January 2, 2021 and 21,655 as of December 28, 2019	21	22
Additional paid-in capital	62,460	59,445
Retained earnings	382,794	306,146
Accumulated other comprehensive income (loss)	(3,625)	(13,901)
Total stockholders' equity	441,650	351,712
	$640,887	$516,934

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$1,134,644	$1,060,902	$1,189,248
Cost of sales	209,111	187,503	200,710
Gross profit	925,533	873,399	988,538
Operating expenses:
Associate incentives	487,856	459,478	525,126
Selling, general and administrative	261,186	267,731	275,059
Total operating expenses	749,042	727,209	800,185
Earnings from operations	176,491	146,190	188,353
Other income (expense):
Interest income	2,535	4,707	4,427
Interest expense	(507)	(66)	(36)
Other, net	(571)	(335)	(1,234)
Other income (expense), net	1,457	4,306	3,157
Earnings before income taxes	177,948	150,496	191,510
Income taxes	53,284	49,970	65,286
Net earnings	$124,664	$100,526	$126,224
Earnings per common share
Basic	$5.89	$4.44	$5.24
Diluted	$5.86	$4.41	$5.12
Weighted average common shares outstanding
Basic	21,156	22,644	24,105
Diluted	21,256	22,818	24,642
Comprehensive income:
Net earnings	$124,664	$100,526	$126,224
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13,327	(2,736)	(10,860)
Tax benefit (expense) related to foreign currency
translation adjustment	(3,051)	(778)	1,899
Other comprehensive income (loss), net of tax	10,276	(3,514)	(8,961)
Comprehensive income	$134,940	$97,012	$117,263

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 30, 2017	24,024	$24	$76,542	$288,070	$(1,426)	$363,210
Cumulative effect of accounting change				994		994
Balance after cumulative effect of accounting change	24,024	24	76,542	289,064	(1,426)	364,204
Net earnings				126,224		126,224
Other comprehensive income (loss), net of tax					(8,961)	(8,961)
Equity-based compensation expense			14,955			14,955
Common stock repurchased and retired	(900)	(1)	(19,587)	(85,787)		(105,375)
Common stock issued under equity award plans	443	1				1
Tax withholding for net-share settled equity awards			(809)			(809)
Disgorgement of short-swing stock profits			907			907
Balance at December 29, 2018	23,567	24	72,008	329,501	(10,387)	391,146
Net earnings				100,526		100,526
Other comprehensive income (loss), net of tax					(3,514)	(3,514)
Equity-based compensation expense			15,541			15,541
Common stock repurchased and retired	(2,009)	(2)	(26,117)	(123,881)		(150,000)
Common stock issued under equity award plans	97	-				-
Tax withholding for net-share settled equity awards			(1,987)			(1,987)
Balance at December 28, 2019	21,655	22	59,445	306,146	(13,901)	351,712
Net earnings				124,664		124,664
Other comprehensive income (loss), net of tax					10,276	10,276
Equity-based compensation expense			14,394			14,394
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	168	-				-
Tax withholding for net-share settled equity awards			(2,367)			(2,367)
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended

	2020	2019	2018
Cash flows from operating activities
Net earnings	$124,664	$100,526	$126,224
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	13,747	14,743	16,843
Right-of-use asset amortization	8,762	8,264	—
(Gain) loss on sale of property and equipment	191	84	1,805
Equity-based compensation expense	14,394	15,541	14,955
Deferred income taxes	(2,423)	(3,635)	699
(Gain) loss on impairment on note receivable	—	—	(658)
(Gain) loss on impairment on other assets	510	—	—
Changes in operating assets and liabilities:
Inventories	(16,784)	12,990	(23,101)
Prepaid expenses and other assets	(5,192)	7,189	(1,626)
Accounts payable	6,076	1,835	(1,720)
Other liabilities	16,456	(30,804)	18,698
Net cash provided by (used in) operating activities	160,401	126,733	152,119
Cash flows from investing activities
Receipts on notes receivable	281	231	4,849
Proceeds from the settlement of net investment hedges	1,935	1,936	739
Payments for net investment hedge	(1,089)	(1,660)	—
Purchases of investment securities held-to-maturity	—	—	(86,396)
Maturities of investment securities held-to-maturity	—	63,539	22,857
Payments for investment in equity securities	(20,000)	—	—
Proceeds from sale of property and equipment	6	17	381
Purchases of property and equipment	(15,094)	(16,569)	(11,433)
Net cash provided by (used in) investing activities	(33,961)	47,494	(69,003)
Cash flows from financing activities
Repurchase of common stock	(57,029)	(150,000)	(105,375)
Proceeds from disgorgement of short-swing stock profits	—	—	907
Borrowings on line of credit	60,000	5,000	—
Payments on line of credit	(60,000)	(5,000)	—
Payments related to tax withholding for net-share settled equity awards	(2,367)	(1,987)	(809)
Payments for debt issuance costs	(46)	(65)	—
Net cash provided by (used in) financing activities	(59,442)	(152,052)	(105,277)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11,251	(1,721)	(11,140)
Net increase (decrease) in cash, cash equivalents, and restricted cash	78,249	20,454	(33,301)
Cash, cash equivalents, and restricted cash at beginning of period	237,688	217,234	250,535
Cash, cash equivalents, and restricted cash at end of period	$315,937	$237,688	$217,234
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$311,917	$234,830	$214,326
Restricted cash included in prepaid expenses and other current assets	958	—	—
Restricted cash included in other assets	3,062	2,858	2,908
Total cash, cash equivalents, and restricted cash	$315,937	$237,688	$217,234
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$711	$11	$6
Income taxes	53,015	54,914	70,683
Cash received during the period for:
Income tax refund	847	5,542	2,698
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	6,632	33,258	—
Non-cash change in right-of-use assets	(3,182)	—	—
Accrued purchases of property and equipment	375	998	195

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  While the overall impact of the pandemic on our business and results of operations was not material in fiscal 2020, the pandemic disrupted and negatively affected our business. While the Company did not incur significant disruptions to its operations during the year from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

The Company

USANA Health Sciences, Inc. develops and manufactures high quality, science-based nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling. The Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of USANA Health Sciences, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “USANA”) in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. All intercompany accounts and transactions have been eliminated in consolidation. The countries included in these regions and sub-regions are as follows:

(1)	Asia Pacific –

(i)	Greater China – Hong Kong, Taiwan, and China. The Company’s business in China is conducted by BabyCare Holdings, Ltd. (“BabyCare”), the Company’s wholly-owned subsidiary.

(ii)	Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand and Indonesia.

(iii)	North Asia – Japan and South Korea.

(2) Americas and Europe - United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany(1), Spain(1), Italy(1), Romania(1), Belgium, and the Netherlands.

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

Fiscal Year

The Company operates on a 52-53 week year, ending on the Saturday closest to December 31. Fiscal year 2020 was a 53-week year. Fiscal years 2019 and 2018 were 52-week years. Fiscal year 2020 covered the period December 29, 2019 to January 2, 2021 (hereinafter 2020). Fiscal year 2019 covered the period December 30, 2018 to  December 28, 2019 (hereinafter 2019). Fiscal year 2018 covered the period December 31, 2017 to December 29, 2018 (hereinafter 2018).

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

As of  January 2, 2021 and December 28, 2019, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	January 2,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$224,092	$224,092	$—	$—
Foreign currency contracts included in other current liabilities	(1,470)	—	(1,470)	—
	$222,622	$224,092	$(1,470)	$—

		Fair Value Measurements Using
	December 28,	Inputs
	2019	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$180,032	$180,032	$—	$—
Foreign currency contracts included in other current liabilities	(764)	—	(764)	—
	$179,268	$180,032	$(764)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  January 2, 2021 and December 28, 2019, there were no non-financial assets measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

As of  January 2, 2021 and December 28, 2019, the Company’s financial instruments include cash equivalents, accounts receivable, restricted cash, notes receivable, equity securities, accounts payable, and foreign currency contracts. The recorded values of cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their fair values, based on their short-term nature. Historically, the carrying value of the notes receivable approximated fair value because the variable interest rates in the notes reflected current market rates. During 2017, an impairment was recorded on a note receivable based on the estimated recoverable amount using Level 3 inputs, which approximates fair value. This note receivable was settled during 2018.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of  January 2, 2021 and  December 28, 2019 consisted primarily of money market fund investments and amounts receivable from credit card processors.

Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of  January 2, 2021 and  December 28, 2019 totaled $15,424 and $12,619, respectively.

Restricted Cash

The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,062 as of January 2, 2021, and $2,858 as of December 28, 2019. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration of Market Regulation (“SAMR”) of the People’s Republic of China, and will continue to be restricted during the periods while the Company holds these licenses.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard costing system, which approximates the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead.  Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.  A change in any of these variables could result in an adjustment to inventory.

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

Leases

With the exception of the Company’s headquarters in Salt Lake City, Utah, and its facilities in New South Wales, Australia, and in Beijing and Tianjin, China, the Company leases its facilities. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2026. In connection with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights, which represents a lease with the associated prepayment recorded as a Right-of-Use (“ROU”) asset. The Company also utilizes equipment under non-cancelable operating leases, expiring through 2025.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies.  Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment.  Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2020, 2019, and 2018, no impairment of goodwill was recorded.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2020, 2019, and 2018, no impairment of indefinite-lived intangible assets was recorded.

Investment in Equity Securities

Equity securities (“securities”) without readily determinable fair value that are not eligible to be measured in accordance with the net asset value practical expedient qualify for an election to initially estimate fair value using the measurement alternative at its cost. During the fourth quarter, the Company entered into a strategic collaboration and made a minority investment in a privately held company, which totaled $20,000 and is included in the “Other assets” line item on the Company’s consolidated balance sheets. The Company, at the time of the investment, elected to apply the measurement alternative, which may be applied to an equity interest on an instrument-by-instrument basis. Dividends received are reported in earnings.

The initial value of the securities are remeasured to fair value if the securities are impaired or if observable price changes occur. These events are continually monitored and assessed at each reporting period. If a readily determinable fair value becomes available for the securities or observable price changes for the identical or a similar investment of the same issuer occur, the securities are measured at fair value as of the date the observable change occurred. Any resulting gains or losses on the securities for which the observable price changes occur will be recorded in net earnings. During 2020, no such observable price changes occurred.

At each reporting period a qualitative assessment is made to consider impairment indicators to determine whether the securities are impaired. Impairment indicators may include but are not limited to earnings performance, business prospects by the investee, cash flows from operations, working capital, and noncompliance with debt covenants. If this qualitative assessment indicates impairment, fair value is determined and an impairment loss equal to the difference between the fair value of the investment and its carrying amount is recognized in net income. During 2020, no impairment of securities was recorded.

Self-Insurance

The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $150 and aggregate claims that are greater than $12,491. A liability is accrued for all unpaid claims. Total expense under this self-insurance program was $11,798, $11,846, and $10,869 in 2020, 2019, and 2018, respectively.

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

During 2020 and 2019, the Company entered into and settled a European option designated as a net investment hedge with a notional amount of $90,000 and $110,000 and realized a net gain of $846 and $276, respectively, which is recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective. As of  January 2, 2021 and December 28, 2019, there were no derivatives outstanding for which the Company has applied hedge accounting.

Common Stock Share Repurchases

The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of  January 2, 2021, $72,971 is available to repurchase shares under this plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Subsequent to January 2, 2021, on February 9, 2021, the Company's Board of Directors authorized an increase in the amount available under the share repurchase plan to a total of $150,000. The authorization is inclusive of the $72,971 that was remaining under the prior authorization at January 2, 2021.

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

From time to time, the Company will run specific product promotions, such as, discounted product or customer incentive promotions, which are classified as Associate incentives. These incentives and promotions are recorded at the point of corresponding product purchase.

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

The following table presents Other Revenue for the periods indicated:

	Year Ended
	2020	2019	2018
Other Revenue	$3,805	$3,059	$4,007

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue Disaggregation

Disaggregation of revenue by geographical region and major product line is included in Note L – Segment Information.

Contract Balances

When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance).

Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the "Other current liabilities" line item in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company’s contracts and the balance of contract assets was $0 at  January 2, 2021 and December 28, 2019.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	January 2,	December 28,
	2021	2019
Contract liabilities at beginning of period	$13,852	$15,055
Increase due to deferral of revenue at period end	15,952	13,852
Decrease due to beginning contract liabilities recognized as revenue	(13,852)	(15,055)
Contract liabilities at end of period	$15,952	$13,852

Product Return Policy

All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price. All product orders that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs in a few of our international markets due to the regulatory environment in those markets. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. The Company monitors Associate activity to ensure that all such practices are in line with established Company policies. Product returns totaled approximately 0.7% of net sales in 2020, 2019, and 2018.

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

Equity-Based Compensation

The Company records compensation expense in the Financial Statements for equity-based awards based on the grant date fair value, which for restricted stock units is the closing market value of the Company’s common stock on the date of the grant. The grant date fair value of each stock-settled stock appreciation right is based upon the Black-Scholes option pricing model. Equity-based compensation expense is recognized under the straight-line method over the period that service is provided, which is generally the vesting term. Further information regarding equity awards can be found in Note K – Equity-Based Compensation.

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising expense totaled $9,853, $11,615, and $10,345 in 2020, 2019, and 2018, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and Development

Research and development costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Research and development expense totaled $10,633, $10,259, and $10,242 in 2020, 2019, and 2018, respectively.

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

In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).”  ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in this ASU affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company has elected to apply the measurement alternative to certain securities held for investment but has not entered into any derivatives to purchase securities. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.

For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period and for public business entities for periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively and an entity should apply the amendments at the beginning of the interim period that includes the adoption date. The Company elected to early adopt this ASU during the fourth quarter of 2020 and the adoption of the standard did not have an impact on its Consolidated Financial Statements.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B—INVENTORIES

	January 2,	December 28,
	2021	2019
Raw materials	$28,328	$15,879
Work in progress	9,956	12,111
Finished goods	51,940	40,915
	$90,224	$68,905

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 2,	December 28,
	2021	2019

Prepaid insurance	$947	$2,351
Other prepaid expenses	7,736	7,807
Federal income taxes receivable	1,168	2,042
Miscellaneous receivables, net	6,252	6,720
Deferred commissions	2,076	1,671
Other current assets	4,966	4,953

	$23,145	$25,544

NOTE D—INCOME TAXES

Consolidated earnings before income taxes consists of the following for 2020, 2019, and 2018:

	Year Ended
	2020	2019	2018

U.S.	$18,838	$111	$1,475
Foreign	159,110	150,385	190,035

Total earnings before income taxes	$177,948	$150,496	$191,510

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES - CONTINUED

Income tax expense (benefit) included inincome from continuing operations consists of the following:

	Year Ended
	2020	2019	2018

Current
Federal	$306	$-	$-
State	303	303	337
Foreign	55,147	53,281	64,342

Total Current	55,756	53,584	64,679

Deferred
Federal	1,317	(3,120)	(613)
State	(47)	(42)	24
Foreign	(3,742)	(452)	1,196

Total Deferred	(2,472)	(3,614)	607

	$53,284	$49,970	$65,286

The effective tax rate for 2020, 2019, and 2018 reconciled to the statutory U.S. Federal tax rate is as follows:

	Year Ended
	2020	2019	2018

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.3	0.3	0.3
Permanent tax differences	0.2	-	0.4
Excess foreign tax credits	(9.9)	(13.0)	(14.7)
Net increase in valuation allowance	8.2	11.7	15.8
Foreign income tax rate differences	1.7	4.3	4.2
Foreign withholding taxes	7.7	8.6	8.1
Uncertain tax position reserve	0.8	0.4	-
All other, net	(0.1)	(0.1)	(1.0)

	29.9%	33.2%	34.1%

The effective tax rate for the year ended January 2, 2021 benefited from an increase in U.S. domestic earnings before income taxes compared to the years ended December 28, 2019 and December 29, 2018, which allowed the Company to utilize previously unbenefited tax attributes in 2020.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES – CONTINUED

The significant categories of deferred taxes are as follows:

	January 2,	December 28,
	2021	2019
Deferred tax assets
Inventory	$3,150	$3,281
Accruals not currently deductible	12,748	4,315
Equity-based compensation expense	2,982	5,811
Property and equipment	1,129	1,088
Intangible assets	7,691	7,454
Foreign currency translation	-	537
Tax credit carry forwards	76,929	60,697
Net operating losses	2,071	1,551
Other	4,061	4,358

Gross deferred tax assets	110,761	89,092
Valuation allowance	(81,401)	(64,285)

Net deferred tax assets	29,360	24,807

Deferred tax liabilities
Property and equipment	(4,900)	(5,006)
Foreign currency translation	(1,691)	-
Prepaid expenses	(4,043)	(1,722)
Intangible assets	(7,691)	(7,454)
Withholding tax on unremitted earnings	(14,589)	(12,914)
Other	(3,815)	(4,903)

Gross deferred tax liabilities	(36,729)	(31,999)

Net deferred taxes	$(7,369)	$(7,192)

The Components of net deferred taxes on a jurisdiction basis are as follows:

	January 2,	December 28,
	2021	2019

Net deferred tax assets	$4,640	$3,090
Net deferred tax liabilities	(12,009)	(10,282)

Net deferred taxes	$(7,369)	$(7,192)

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES – CONTINUED

As of January 2, 2021, the Company had foreign tax credit carryforwards of approximately $75,347. If unused, these carryforwards will expire between 2026 and 2030. The Company has generated excess foreign tax credits since the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. This is due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates. Although the Company can claim foreign tax credits against U.S. source income due to overall domestic losses generated in previous years, the Company does not believe it will be able to use more foreign tax credits than it generates in a single year. The Company believes these foreign tax credit carryforwards will expire unused based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, available tax planning strategies, and available carryback opportunities. Similar with prior years, the Company continues to maintain a full valuation allowance on its foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances.

The Company recorded a $2,244 valuation allowance on mirrored deferred tax assets recorded in the United States, which offset deferred tax liabilities of foreign disregarded entities. These mirrored deferred tax assets represent future foreign tax credits. This valuation allowance is necessary because the Company is limited in its ability to utilize future foreign tax credits due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates.

The Company also had $1,248 of Utah research credit carryforwards, and $333 of Federal research credit carryforwards as of January 2, 2021. If unused, the Utah research credit carryforwards expire between 2027 and 2034, and the Federal research credits expire between 2039 and 2040. Utah research credits are limited to Utah tax due and the Company has a history of generating more credits than it can use. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been applied. Due to the lack of sufficient evidence to the contrary, the Company has placed a full valuation allowance on these credit carryforwards.

In addition, the Company had $7,015 of foreign operating loss carry forwards, $6,964 of which have an unlimited carryforward period. The deferred tax asset associated with these losses was $2,228 and a valuation allowance of $2,228 has been applied against this deferred tax asset. The 2020 deferred tax asset for state-tax-loss carryforwards was $105. If unused, some of the state-tax-loss carryforwards will expire between 2030 and 2039 and others can be carried forward indefinitely.

The total combined valuation allowance was $81,401 as of January 2, 2021. The 2020 valuation allowance represents a $17,116 net increase from 2019. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.

As of January 2, 2021, the Company has continued its position to return all foreign earnings to the U.S. parent company and has recorded deferred tax liabilities of $14,589 for foreign withholding taxes associated with foreign retained earnings and cross-border payments.

As of January 2, 2021, the Company had $1,528 in unrecognized tax benefits that would impact the effective tax rate if recognized. This compares to $560 of unrecognized tax benefits as of December 28, 2019. As of  January 2, 2021, the Company reported $538 of unrecognized tax benefits in “Other current liabilities” and $990 in “Other long-term liabilities”. As of December 28, 2019, the entire uncertain tax position reserve was reported as “Other current liabilities”.

The following reconciliation provides the changes in unrecognized tax benefits that occurred during the 2020, 2019, and 2018 reporting years:

	Year Ended
	2020	2019	2018

Beginning balance of unrecognized tax benefits	$560	$282	$-
Increases related to prior year tax positions	775	278	282
Increases related to current year tax positions	753	-	-
Decreases for settlements with taxing authorities	(560)	-	-

Ending balance of unrecognized tax benefits	$1,528	$560	$282

The Company accounts for interest and penalties associated with unrecognized tax benefits as a component of income tax expense. For the period ending January 2, 2021 and December 28, 2019, the Company reported $491 and $330, respectively, as income tax expense related to interest and penalties. As of January 2, 2021, the Company recorded $243 of “Other current liabilities” and $248 of “Other long-term liabilities” associated with interest and penalties for unrecognized tax benefits. As of December 28, 2019, the Company had recorded $330 of “Other current liabilities” associated with interest and penalties.

The Company files income tax returns in the United States and foreign jurisdictions. In general, the Company's tax filings are subject to examination for years ending on or after December 31, 2016. However, statutes of limitations in some markets may be as long as ten years for transfer pricing related issues.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 2,	December 28,
	Year	2021	2019

Buildings	39.5	$79,673	$71,256
Laboratory and production equipment	5-7	37,198	33,180
Computer equipment and software	3-5	55,965	53,421
Furniture and fixtures	3-5	6,517	6,512
Automobiles	3-5	705	573
Leasehold improvements	3-5	15,242	13,396
Land improvements	15	3,217	3,098
		198,517	181,436

Less accumulated depreciation and amortization		116,388	104,516

		82,129	76,920

Land		7,250	6,824
Deposits and projects in process		11,066	11,489

		$100,445	$95,233

Depreciation of property and equipment was $12,242, $13,088, and $15,222, for the years ended 2020, 2019, and 2018, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—OPERATING LEASES

The following table summarizes the classification of ROU assets and lease liabilities in the Company’s consolidated balance sheet:

		January 2,	December 28,
Leases	Classification	2021	2019
Assets
ROU operating lease assets, net	Other assets	$27,947	$31,263
Total ROU assets		$27,947	$31,263

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$8,616	$8,323
Non-current:
Operating lease liabilities	Other long-term liabilities	12,856	17,274
Total lease liabilities		$21,472	$25,597

The following table presents supplemental lease information:

	Year Ended

	2020	2019
Lease cost
Operating lease cost	$9,411	$8,988
Total lease cost	$9,411	$8,988

	Year Ended

	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,410	$8,656
ROU assets obtained in exchange for new operating lease liabilities	$6,632	$13,575
Weighted-average remaining lease term—operating leases	3.13 yrs.	3.85 yrs.
Weighted-average discount rate—operating leases	3.55%	3.75%

The following table presents the maturity of the Company’s lease liabilities as of January 2, 2021:

Year ending
2021	$9,214
2022	5,822
2023	4,294
2024	2,523
2025	597
Thereafter	175
22,625
Less: imputed interest	(1,153)
Present value	$21,472

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—OPERATING LEASES – CONTINUED

These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $11,199, $9,586, and $11,240 for the years ended 2020, 2019, and 2018, respectively.

NOTE G—INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2020. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2020.

The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2020. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that it was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2020.

The changes in the carrying amount of goodwill are as follows:

	January 2,	December 28,
	2021	2019

Balance at beginning of year:
Gross goodwill	$16,636	$16,815
Goodwill as of beginning of year	16,636	16,815

Currency translation adjustment	731	(179)

Balance as of end of year
Gross goodwill	17,367	16,636
Goodwill as of end of year	$17,367	$16,636

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS – CONTINUED

Intangible assets consists of the following:

	As of January 2, 2021
				Weighted-average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)

Amortized intangible assets
Trade name and trademarks	$4,062	$(4,062)	$0	10
Product formulas	9,188	(6,096)	3,092	8

Indefinite-lived intangible assets
Direct sales license	27,704		27,704

	$40,954		$30,796

Estimated Amortization Expense:

2021	$1,167
2022	1,167
2023	700
2024	47
2025	11

$3,092

	As of December 28, 2019
				Weighted-average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)

Amortized intangible assets
Trade name and trademarks	$3,791	$(3,548)	$243	10
Product formulas	8,360	(4,621)	3,739	8

Indefinite-lived intangible assets
Direct sales license	25,858		25,858

	$38,009		$29,840

Aggregate amortization of intangible assets was $1,326, $1,442, and $1,505, for the years ended 2020, 2019, and 2018, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	January 2,	December 28,
	2021	2019

Associate incentives	$54,440	$41,881
Accrued employee compensation	32,187	26,153
Deferred revenue	15,952	13,852
Sales taxes	12,506	10,248
Operating lease liabilities	8,616	8,323
Income taxes	7,761	6,286
All other	18,416	16,830

	$149,878	$123,573

NOTE I—LINE OF CREDIT

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

The Credit Agreement provides for a revolving credit limit for loans to the Company of up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility of up to an additional $200,000.

There was no outstanding debt on the Credit Facility at  January 2, 2021. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement (the “Pledge Agreement”).

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

Under the terms of the Second Amendment to First Amended and Restated Agreement, as of  February 19, 2016 and the Third Amendment to Amended and Restated Credit Agreement, dated as of  July 15, 2019, any existing bank guarantees are considered a reduction of the overall availability of credit and part of the covenant calculation. This provision resulted in a reduction of $8,924 in the available borrowing limit as of  December 28, 2019, due to existing normal course of business guarantees in certain markets. Under the terms of the Second Amended and Restated Agreement, there is no provision requiring bank guarantees to reduce the available credit limit under the Credit Facility, as such, there was no reduction in the available borrowing limit as of  January 2, 2021.

The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in  August 2025.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES

1. Unconditional Purchase Obligations

The Company’s unconditional purchase obligations relating to advertising agreements and IT-related services were $10,356 and $11,955, as of  January 2, 2021 and December 28, 2019, respectively that are generally paid within one year.

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

3. Employee Benefit Plan

In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $2,322, $2,213, and $2,016 for the years ended 2020, 2019, and 2018, respectively.

The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.

NOTE K—EQUITY-BASED COMPENSATION

Equity-based compensation expense was $14,633, $15,648, and $14,955 for fiscal years 2020, 2019, and 2018, respectively. The related tax benefit for these periods was $2,472, $2,732, and $2,777, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of January 2, 2021. This table does not include an estimate for future grants that may be issued.

2021	$11,700
2022	7,955
2023	3,561
2024	504
$23,720

The cost above is expected to be recognized over a weighted-average period of 1.7 years.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION – CONTINUED

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

At the inception of the 2015 Plan, 13,839 awards had been granted under the 2006 Plan, of which 13,595 were stock-settled stock appreciation rights, 15 were stock options, and 229 were deferred stock units. In addition, at the inception of the 2015 Plan, 2,551 awards had been forfeited. Under the 2015 Plan, 10,000 shares have been authorized. As of  January 2, 2021, 3,506 awards had been granted under the 2015 Plan, of which 2,912 were stock-settled stock appreciation rights, and 593 were restricted stock awards. Also, as of  January 2, 2021, a total of 1,087 awards had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.

Stock-Settled Stock Appreciation Rights

The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. The weighted-average fair value of stock-settled stock appreciation rights granted in 2020 and 2019 was $17.65 and $35.41, respectively. There were no stock-settled stock appreciation rights granted in 2018.

Stock-settled stock appreciation rights granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, generally vest 25% each year on the anniversary of the grant date and expire 4.5 years from the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION – CONTINUED

Following is a table that includes the weighted-average assumptions that the Company used to calculate fair value of stock-settled stock appreciation rights that were granted during the periods indicated.

	Year Ended

	2020	2019	2018

Expected volatility (1)	35.23%	37.21%	N/A
Risk-free interest rate (2)	1.66%	2.53%	N/A
Expected life (3)	3.5 yrs.	3.5 yrs.	N/A
Expected dividend yield (4)	0.00%	0.00%	N/A
Weighted-average exercise price (5)	$63.02	$116.06	N/A

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

(4) The Company historically has not paid and currently has no plan to pay dividends.

(5) Exercise price is the closing price of the Company's common stock on the date of grant.

A summary of the Company’s stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 28, 2019	1,129	$70.00	1.1	$13,091
Granted	111	63.02
Exercised	(681)	69.24
Forfeited	-	-
Expired	(115)	70.75

Outstanding at January 2, 2021	444	$69.25	2.0	$5,434

Exercisable at January 2, 2021	170	$67.16	1.3	$2,177

* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at January 2, 2021, and December 28, 2019, was $77.10 and $80.00, respectively.

The total intrinsic value of stock-settled stock appreciation rights exercised was $7,881, $4,937, and $46,224, for the years ended 2020, 2019, and 2018, respectively. The total fair value of stock-settled stock appreciation rights that vested was $3,532, $15,940, and $17,614, for the years ended 2020, 2019, and 2018 respectively.

During the years ended  January 2, 2021, December 28, 2019, and December 29, 2018, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $170 and $154 for the years ended 2019 and 2018, respectively. There was no reduction to additional paid-in capital for the year ended 2020.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION – CONTINUED

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

A summary of the Company’s stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at December 28, 2019	266	$89.95
Granted	176	63.51
Vested	(104)	87.90
Forfeited	(15)	83.35

Outstanding at January 2, 2021	323	$76.51

During the year ended January 2, 2021, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $2,367, $1,817, and $655 for the years ended 2020, 2019, and 2018, respectively, reflected as a financing activity in the Company’s consolidated statements of cash flows.

The total fair value of restricted stock units that vested was $7,732, $6,050, and $2,395, for the years ended 2020, 2019, and 2018, respectively.

A summary of the Company’s cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 28, 2019	6	$103.36
Granted	7	63.39
Vested	(2)	105.62
Forfeited	-	-

Nonvested at January 2, 2021	11	$75.85

The weighted-average fair value of liability awards outstanding was $76, $103, and $98 for the years ended 2020, 2019, and 2018, respectively.

The number of deferred stock units vested and unreleased totaled 23, 23, and 24 for the years ended 2020, 2019, and 2018, respectively. The total fair value of deferred stock units that vested was $290 for the year ended 2018. There were no deferred stock units that vested in 2020 and 2019.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high quality nutritional and personal care products that are sold through a network marketing system of Associates. The Company aggregates its operating segments into one reportable segment, as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single Associate accounted for 10% or more of net sales for the periods presented.  The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Year Ended

	2020	2019	2018

USANA Nutritionals	85%	83%	82%
USANA Foods	7%	8%	9%
Personal care and Skincare (1)	7%	8%	8%
All Other	1%	1%	1%

___________________________________

(1)	The Company launched Celavive in every market except China in the first quarter of 2018 and launched in China late in the third quarter of 2018.

Selected Financial Information

Financial information, presented by geographic region is listed below:

	Year Ended

	2020	2019	2018
Net Sales to External Customers
Asia Pacific
Greater China	$530,505	$535,995	$654,394
Southeast Asia Pacific	269,555	220,085	225,469
North Asia	114,964	96,187	76,720
Asia Pacific Total	915,024	852,267	956,583

Americas and Europe	219,620	208,635	232,665

Consolidated Total	$1,134,644	$1,060,902	$1,189,248

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION – CONTINUED

	January 2,	December 28,
	2021	2019
Long-lived Assets
Asia Pacific
Greater China	$96,570	$95,569
Southeast Asia Pacific	18,662	16,630
North Asia	9,813	10,466
Asia Pacific Total	125,045	122,665

Americas and Europe	85,916	61,900

Consolidated Total	$210,961	$184,565

Total Assets
Asia Pacific
Greater China	$272,607	$254,997
Southeast Asia Pacific	72,167	49,786
North Asia	24,535	21,903
Asia Pacific Total	369,309	326,686

Americas and Europe	271,578	190,248

Consolidated Total	$640,887	$516,934

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended

	2020	2019	2018

Net sales:
China	$470,177	$471,165	$586,518

Long-lived Assets:
China	$92,692	$90,886
United States	$82,167	$54,809

NOTE M—COMMON STOCK AND EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Year Ended
	2020	2019	2018

Net earnings available to common shareholders	$124,664	$100,526	$126,224

Weighted average common shares outstanding - basic	21,156	22,644	24,105

Dilutive effect of in-the-money equity awards	100	174	537

Weighted average common shares outstanding - diluted	21,256	22,818	24,642

Earnings per common share from net earnings - basic	$5.89	$4.44	$5.24

Earnings per common share from net earnings - diluted	$5.86	$4.41	$5.12

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2020	2019	2018

359	567	451

During the years ended 2020, 2019, and 2018, the Company repurchased and retired 785 shares, 2,009 shares, and 900 shares for an aggregate price of $57,029, $150,000, and $105,375, respectively.

Subsequent to January 2, 2021, and through February 26, 2021, the Company repurchased and retired 284 shares of common stock for $26,429, at an average market price of $92.99 per share.

NOTE N—RELATED-PARTY TRANSACTIONS

The Company's Founder and Chairman Emeritus of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of January 2, 2021, Gull Global, Ltd. owned 40.34% of the Company’s issued and outstanding shares. Dr. Wentz retired from the position of Board Chairman and director at the Company's Annual Shareholder Meeting on May 1, 2020. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz’s private entity, Sanoviv S.A. de C.V. (“Sanoviv”), contracts with Amarevita S DE RL DE CV (“Amarevita”), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Amarevita and Amarevita carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Amarevita medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

Amarevita performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Amarevita provides physicians and other medical staff to speak at USANA Associate events. Finally, Amarevita performs health assessments and physical examinations for the Company’s Executives. In consideration for these services, USANA paid Amarevita $175, $177, and $162 in 2020, 2019, and 2018, respectively. The Company’s agreements with Amarevita were approved by the Audit Committee in advance of the Company’s entry into the agreements. USANA’s collaboration with Amarevita is terminable at will by USANA at any time, without any continuing commitment by USANA.

The Company has had a long-standing relationship with Drive Marketing, a promotional product distributor located in Sandy, Utah. Drive Marketing provides the Company with customized products for Associate recognition. The Company paid Drive Marketing $444 and $804 in 2019 and 2018, respectively. Nathan Guest was a sales representative for Drive Marketing’s various direct selling accounts, including the Company’s account, from 2017 to 2019. Nathan Guest is the son of Kevin Guest, the Company’s CEO. Drive Marketing is one of many promotional product distributors utilized by the Company. The Company’s relationship with Drive Marketing is terminable at will by the Company at any time without any continuing commitment. The relationship with Drive Marketing is no longer considered a related party as of October 2019.

The Company has had a long-standing contractual relationship with Shane Farmer, the sole owner of Dark Horse Rowing, LLC located in San Diego, California. Mr. Farmer provided consulting and other advisory services to the Company related to its development of nutritional products. The Company paid Dark Horse Rowing, LLC an immaterial amount in 2020, $136 in 2019, and $136 in 2018. During 2017, Shane Farmer became the stepson of Dr. Wentz, the Company’s founder and Chairman Emeritus. Mr. Farmer is one of many consultants and experts utilized by the Company to advise on nutrition. The Company’s relationship with Dark Horse Rowing is terminable at will by the Company at any time without any continuing commitment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

January 2, 2021
Allowance for sales returns	$772	$115	$68	$819
Allowance for doubtful accounts	$261	$131	$20	$372
Valuation allowance - deferred tax assets	$64,285	$17,116	$-	$81,401

December 28, 2019
Allowance for sales returns	$839	$168	$235	$772
Allowance for doubtful accounts	$139	$146	$24	$261
Valuation allowance - deferred tax assets	$44,199	$20,086	$-	$64,285

December 29, 2018
Allowance for sales returns	$632	$307	$100	$839
Allowance for doubtful accounts	$325	$8	$194	$139
Valuation allowance - deferred tax assets	$13,980	$30,219	$-	$44,199