Form 10-Q
period 2021-04-03
USANA HEALTH SCIENCES INC
filed 2021-05-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

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

As of May 7, 2021, there were outstanding 20,236,693 shares of the registrant's common stock, $0.001 par value.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 3, 2021

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission ("SEC"), in materials delivered to shareholders and in press releases.  In addition, the Company's representatives may from time to time make oral forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report include, among others, the following:

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

●	Deterioration in foreign relations, as well as international disputes, or tensions, between the United States and other countries, including China;

●	Volatile fluctuation in the value of foreign currencies against the U.S. dollar;

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

Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” and “Financial Condition and Liquidity.” Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly-owned subsidiaries.  USANA Health Sciences, Inc. and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of USANA Health Sciences, Inc. and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	April 3,	January 2,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$256,964	$311,917
Inventories	87,646	90,224
Prepaid expenses and other current assets	28,570	23,145
Total current assets	373,180	425,286
Property and equipment, net	98,622	100,445
Goodwill	17,310	17,367
Intangible assets, net	30,345	30,796
Deferred tax assets	5,164	4,640
Other assets	59,891	62,353
	$584,512	$640,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,952	$18,195
Other current liabilities	139,500	149,878
Total current liabilities	151,452	168,073
Deferred tax liabilities	13,975	12,009
Other long-term liabilities	16,308	19,155
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 20,422 as of April 3, 2021 and 21,038 as of January 2, 2021	20	21
Additional paid-in capital	54,084	62,460
Retained earnings	353,213	382,794
Accumulated other comprehensive income (loss)	(4,540)	(3,625)
Total stockholders' equity	402,777	441,650
	$584,512	$640,887

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 3,	March 28,
	2021	2020
Net sales	$307,976	$266,619
Cost of sales	57,651	46,059
Gross profit	250,325	220,560
Operating expenses:
Associate incentives	134,495	116,069
Selling, general and administrative	71,633	65,479
Total operating expenses	206,128	181,548
Earnings from operations	44,197	39,012
Other income (expense):
Interest income	760	984
Interest expense	(5)	(21)
Other, net	(616)	(812)
Other income (expense), net	139	151
Earnings before income taxes	44,336	39,163
Income taxes	13,715	12,611
Net earnings	$30,621	$26,552

Earnings per common share
Basic	$1.47	$1.24
Diluted	$1.45	$1.23

Weighted average common shares outstanding
Basic	20,892	21,497
Diluted	21,096	21,551

Comprehensive income:
Net earnings	$30,621	$26,552
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,531)	(6,237)
Tax benefit (expense) related to foreign currency translation adjustment	1,616	1,039
Other comprehensive income (loss), net of tax	(915)	(5,198)
Comprehensive income	$29,706	$21,354

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended March 28, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				26,552		26,552
Other comprehensive income (loss), net of tax					(5,198)	(5,198)
Equity-based compensation expense			3,394			3,394
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	125	—				—
Tax withholding for net-share settled equity awards			(1,823)			(1,823)
Balance at March 28, 2020	20,995	$21	$52,004	$284,682	$(19,099)	$317,608

For the three months ended April 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				30,621		30,621
Other comprehensive income (loss), net of tax					(915)	(915)
Equity-based compensation expense			3,740			3,740
Common stock repurchased and retired	(721)	(1)	(9,251)	(60,202)		(69,454)
Common stock issued under equity award plans	105	—				—
Tax withholding for net-share settled equity awards			(2,865)			(2,865)
Balance at April 3, 2021	20,422	$20	$54,084	$353,213	$(4,540)	$402,777

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cash flows from operating activities
Net earnings	$30,621	$26,552
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,231	3,494
Right-of-use asset amortization	2,259	2,255
(Gain) loss on sale of property and equipment	47	—
Equity-based compensation expense	3,740	3,394
Deferred income taxes	2,968	4,611
Changes in operating assets and liabilities:
Inventories	1,393	5,153
Prepaid expenses and other assets	(3,960)	(4,262)
Accounts payable	(6,899)	(174)
Other liabilities	(13,741)	(10,237)
Net cash provided by (used in) operating activities	19,659	30,786
Cash flows from investing activities
Receipts on notes receivable	51	85
Payments for net investment hedge	(1,555)	(1,089)
Proceeds from sale of property and equipment	13	—
Purchases of property and equipment	(1,597)	(7,266)
Net cash provided by (used in) investing activities	(3,088)	(8,270)
Cash flows from financing activities
Repurchase of common stock	(67,610)	(57,029)
Payments related to tax withholding for net-share settled equity awards	(2,865)	(1,823)
Net cash provided by (used in) financing activities	(70,475)	(58,852)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,962)	(4,436)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(55,866)	(40,772)
Cash, cash equivalents, and restricted cash at beginning of period	315,937	237,688
Cash, cash equivalents, and restricted cash at end of period	$260,071	$196,916
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$256,964	$194,098
Restricted cash included in prepaid expenses and other current assets	61	—
Restricted cash included in other assets	3,046	2,818
Total cash, cash equivalents, and restricted cash	$260,071	$196,916
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3	$2
Income taxes	13,523	9,694
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	829	1,914
Accrued purchases of property and equipment	239	608
Unsettled trades for repurchase of common stock	1,844	—

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

USANA Health Sciences, Inc. develops and manufactures high quality, science-based nutritional and personal care products that are sold internationally through a network marketing system, which is a form of direct selling. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company, which are grouped and presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia.

(1) Asia Pacific -

(i)          Greater China - Hong Kong, Taiwan, and China. The Company’s business in China is conducted by BabyCare Holdings, Ltd., the Company’s wholly-owned subsidiary.

(ii)         Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia.

(iii)        North Asia – Japan and South Korea.

(2) Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.

The condensed consolidated balance sheet as of January 2, 2021, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of  April 3, 2021 and results of operations and cash flows for the three months ended  April 3, 2021 and March 28, 2020.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. The results of operations for the three months ended April 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2022.

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. While the overall impact of the pandemic on our business and results of operations was not material for the three months ended April 3, 2021, and for fiscal 2020, the pandemic disrupted and negatively affected our business. While the Company did not incur significant disruptions to its operations during the first quarter of 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In  December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The amendments in this ASU are effective for annual periods beginning after  December 15, 2020 and interim periods within those annual periods, with early adoption permitted. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU 2019-12 during the first quarter ended April 3, 2021 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope,” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this ASU do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022).  The amendments in this ASU are effective immediately for all entities.  An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU, up to the date that financial statements are available to be issued.  The Company, on January 7, 2021, adopted ASU 2021-01 on a prospective basis and the adoption of this ASU did not have an impact on its condensed consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	April 3,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$171,896	$171,896	$—	$—
Net investment hedge included in prepaid expenses and other current assets	1,365	—	1,365	—
Foreign currency contracts included in prepaid expenses and other current assets	223	—	223	—
	$173,484	$171,896	$1,588	$—

		Fair Value Measurements Using
	January 2,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$224,092	$224,092	$—	$—
Foreign currency contracts included in other current liabilities	(1,470)	—	(1,470)	—
	$222,622	$224,092	$(1,470)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  April 3, 2021 and January 2, 2021, there were no non-financial assets measured at fair value on a non-recurring basis.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	April 3,	January 2,
	2021	2021
Raw materials	$27,165	$28,328
Work in progress	10,181	9,956
Finished goods	50,300	51,940
	$87,646	$90,224

NOTE D – INVESTMENT IN EQUITY SECURITIES

As of April 3, 2021 and January 2, 2021, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.

During the three months ended April 3, 2021 and the fiscal year ended January 2, 2021, no observable price changes occurred, and no impairment of securities was recorded.

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

The following table presents Other Revenue for the periods indicated:

	Quarter Ended
	April 3,	March 28,
	2021	2020
Other Revenue	$972	$643

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	April 3,	January 2,
	2021	2021
Contract liabilities at beginning of period	$15,952	$13,852
Increase due to deferral of revenue at period end	16,017	15,952
Decrease due to beginning contract liabilities recognized as revenue	(15,198)	(13,852)
Contract liabilities at end of period	$16,771	$15,952

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F – LINE OF CREDIT

On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 25, 2020 with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto.

The Credit Agreement provides for a revolving credit limit for loans to the Company up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility of up to an additional $200,000.

There was no outstanding debt on the Credit Facility at April 3, 2021. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

Interest on revolving borrowings under the Credit Facility are computed at Bank of America’s prime rate or the Eurodollar rate, adjusted by features specified in the Credit Agreement. The Credit Agreement covenants require the Company’s rolling four-quarter consolidated EBITDA of $100,000 or greater and its ratio of consolidated funded debt to consolidated EBITDA of equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company.  Consolidated EBITDA and consolidated funded debt are non-GAAP terms. For purposes of the Credit Agreement, adjusted EBITDA is defined as “consolidated EBITDA” and means, for any period, for the Company and its subsidiaries on a consolidated basis, an amount equal to the net income of the Company and its subsidiaries (excluding extraordinary gains but including extraordinary losses) for such period (“Net Income”) plus (a) the following to the extent deducted in calculating such Net Income: (i) the sum of (A) all interest, premium payments, debt discount, fees (including commitment fees and the amortization of upfront fees), charges and related expenses of the Company and its subsidiaries in connection with borrowed money (excluding capitalized interest) or in connection with the deferred purchase price of assets for such period, in each case to the extent treated as interest in accordance with U.S. GAAP and (B) the portion of rent expense of the Company and its subsidiaries for such period under capital leases that is treated as interest in accordance with U.S. GAAP, (ii) the provision for federal, state, local and foreign income taxes payable by the Company and its subsidiaries for such period, (iii) the amount of depreciation, depletion and amortization expense deducted in determining such Net Income and (iv) other expenses of the Company and its subsidiaries reducing such Net Income which do not represent a cash item in such period or any future period and minus (b) all non-cash items increasing Net Income for such period. For purposes of the Credit Agreement, “Consolidated Funded Debt” means, as of any date of determination, for the Company and its subsidiaries on a consolidated basis, the sum of (a) the outstanding principal amount of all obligations, whether current or long-term, for borrowed money (including obligations under the Credit Agreement) and all obligations evidenced by bonds, debentures, notes, loan agreements or other similar instruments, plus (b) all purchase money indebtedness, plus (c) attributable indebtedness in respect of capital leases and synthetic lease obligations, plus (d) all indebtedness of the types referred to in clauses (a) through (c) above of any partnership or joint venture (other than a joint venture that is itself a corporation or limited liability company) in which the Company or a subsidiary is a general partner or joint venturer, unless such indebtedness is expressly made non-recourse to the Company or such subsidiary, minus (e) the aggregate amount of subordinated liabilities properly classified on such date as long-term debt in accordance with U.S. GAAP.

The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in August 2025.

Subsequent to April 3, 2021, on April 21, 2021, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “2021 amendment”), which, among other things amended the definition of “LIBOR Replacement Date”, “LIBOR Successor Rate”, and “Eurodollar Rate.”  The 2021 amendment also adjusted the minimum LIBOR rate from .50% to 0.00% and removes the one-week and two-month borrowing terms.

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

During the three months ended April 3, 2021 and March 28, 2020, the Company entered into European options designated as net investment hedges with notional amounts of $98,684 and $90,000, respectively. For the three months ended April 3, 2021 and March 28, 2020, the Company had an unrealized loss of $190 and an unrealized gain of $850, respectively, recorded to FCTA within other comprehensive income (loss).

As of April 3, 2021, the Company assessed hedge effectiveness under the forward rate method, determining the hedging instrument was highly effective.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE I – COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding for each period. Shares that have been repurchased and retired during the periods specified below have been included in the calculation of the number of weighted-average shares that are outstanding for the calculation of basic EPS based on the time they were outstanding in any period. Diluted EPS is based on shares that are outstanding (computed under basic EPS) and on potentially dilutive shares. Shares that are included in the diluted EPS calculations under the treasury stock method include equity awards that are in-the-money but have not yet been exercised.

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended
	April 3,	March 28,
	2021	2020
Net earnings available to common shareholders	$30,621	$26,552
Weighted average common shares outstanding - basic	20,892	21,497
Dilutive effect of in-the-money equity awards	204	54
Weighted average common shares outstanding - diluted	21,096	21,551
Earnings per common share from net earnings - basic	$1.47	$1.24
Earnings per common share from net earnings - diluted	$1.45	$1.23

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
April 3,	March 28,
2021	2020
57	815

During the three months ended April 3, 2021 and March 28, 2020, the Company repurchased and retired 721 shares and 785 shares for $69,454 and $57,029 respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of April 3, 2021, the remaining authorized repurchase amount under the stock repurchase plan was $80,546. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Subsequent to April 3, 2021, and through May 7, 2021, the Company repurchased and retired 190 shares of common stock for $18,367, at an average market price of $96.67 per share.

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

	Quarter Ended
	April 3,	March 28,
	2021	2020
USANA® Nutritionals	87%	86%
USANA Foods(1)	7%	8%
Personal care and Skincare	5%	5%
All Other	1%	1%

(1) Includes the Company's new Active Nutrition line, which launched in five markets late in the first quarter of 2021 and will roll out to additional markets throughout the year.

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended
	April 3,	March 28,
	2021	2020
Net Sales to External Customers
Asia Pacific
Greater China	$148,978	$131,432
Southeast Asia Pacific	72,148	56,922
North Asia	30,165	27,251
Asia Pacific Total	251,291	215,605
Americas and Europe	56,685	51,014
Consolidated Total	$307,976	$266,619

The following table provides further information on markets representing 10% or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	April 3,	March 28,
	2021	2020
Net sales:
China	$134,303	$115,478

	As of
	April 3,	January 2,
	2021	2021
Long-lived assets:
China	$90,293	$92,692
United States	$81,348	$82,167

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide an understanding of USANA’s financial condition, results of operations and cash flows by reviewing certain key indicators and measures of performance.

The MD&A is presented in six sections as follows:

●	Overview

●	Impact of the COVID-19 Pandemic

●	Customers

●	Non-GAAP Financial Measures

●	Results of Operations

●	Liquidity and Capital Resources

This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 2, 2021 ("2020 Form 10-K") filed with the SEC on March 2, 2021, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of April 3, 2021, we had approximately 617,000 active Customers worldwide.

We have ongoing operations in the following markets, which are grouped and presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. The countries included in these regions and sub-regions are described below:

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

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Product Line
USANA® Nutritionals
Optimizers	70%	68%
Essentials/CellSentials(1)	17%	18%
USANA Foods(2)	7%	8%
Personal care and Skincare	5%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	12%	12%
Proflavanol®	11%	11%
Probiotic	9%	11%

(1) Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.

(2) Includes our new Active Nutrition line.

Our new Active Nutrition line promotes healthy weight management, digestive health, energy and hydration through a holistic approach.  We launched the Active Nutrition line in five markets including the United States late in the first quarter of 2021. We will roll this line out to additional markets throughout the year.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended April 3, 2021, net sales outside of the United States represented 91.2% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  While the overall impact of the pandemic on our business and results of operations has not been material, the pandemic has disrupted and negatively affected our business. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected our ability to timely obtain some ingredients and packaging as well as ship products to some markets. While we have not experienced a meaningful supply chain interruption, our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic will likely continue to negatively affect our business throughout 2021 in a number of ways, including those described below.

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

● Our Operations. All of our production facilities remain operational under enhanced safety measures and as of the date of this report, we have not experienced meaningful disruptions to our supply chain, shipping, or logistics. Although we have successfully modified our operations in each of our markets to date, future efforts to reduce the spread of COVID-19 may negatively affect our business. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan continues to entail efforts to safeguard against disruptions through maintaining and operating (i) raw material procurement; (ii) manufacturing; (iii) distribution; (iv) selling; (v) operating cash flows and liquidity; (vi) Associate engagement and activity; and (vii) employee support and engagement.

● Our Sales and Salesforce.  Demand for our high quality nutritional products has remained high during the pandemic.  We continue to utilize a virtual strategy to hold meetings and events with our salesforce and will evaluate this strategy as the year and situation with the pandemic progresses.  Our salesforce will also continue to utilize a virtual sales and operating strategy.  Notwithstanding the foregoing, person-to-person and face-to-face selling and events remain an important part of our business and we plan to begin incorporating the same into our strategy as it becomes safe and appropriate for us and our sales force to do so.

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

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 56% of product sales during the three months ended April 3, 2021; the remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

We believe that our ability to attract and retain active Customers is positively influenced by a number of factors, including our high quality product offerings and the general public’s heightened awareness and understanding of the connection between diet and long-term health. Additionally, we believe that our Associate compensation plan and the general public’s growing desire for a secondary source of income and small business ownership are key to our ability to attract and retain Associates. We periodically make changes to our Compensation Plan in an effort to ensure that it is among the most competitive plans in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings. Additionally, the initiatives we are executing under our customer experience and technology enhancements strategy are designed to promote active Customer growth.  While these initiatives are designed to promote both Associate and Preferred Customer growth, Preferred Customer growth has outpaced Associate growth during the three months ended April 3, 2021.  Consequently, Preferred Customers now comprise a larger portion of total active Customers.

To further support our Associates in building their businesses, we traditionally sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. We also provide low cost sales tools, including online sales, business management, and training tools, which are intended to support our Associates in building and maintaining a successful home-based business. Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates. We sponsor meetings designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team. As noted above in this report, during the first three months we chose either to cancel several of these types of meetings and other Associate events, or to change them to virtual events, as a result of the COVID-19 pandemic. Additionally, upcoming Associate meetings and events of this nature have either been changed to virtual events or cancelled.

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	April 3, 2021		March 28, 2020		Prior Year	Change
Asia Pacific:
Greater China	276,000	44.7%	277,000	48.3%	(1,000)	(0.4%)
Southeast Asia Pacific	137,000	22.2%	115,000	20.1%	22,000	19.1%
North Asia	59,000	9.6%	57,000	10.0%	2,000	3.5%
Asia Pacific Total	472,000	76.5%	449,000	78.4%	23,000	5.1%
Americas and Europe	145,000	23.5%	124,000	21.6%	21,000	16.9%
	617,000	100.0%	573,000	100.0%	44,000	7.7%

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures described below. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods and in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

In this report, we use “constant currency” net sales, “local currency” net sales, and other currency-related financial information terms that are non-GAAP financial measures.  We believe the use of these terms is helpful in understanding the impact of fluctuations in foreign-currency exchange rates and facilitating period-to-period comparisons of our results of operations and provides investors an additional perspective on trends and underlying business results. Changes in our reported revenue and profits in this report include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the tables and the narrative information in this MD&A to remove or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency financial results are calculated by translating the current period’s financial results at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s financial results. The GAAP reconciliations of these non-GAAP measures are contained in the tables within Results of Operations.

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2021 increased 15.5% to $308.0 million, an increase of $41.4 million, compared with the prior-year quarter. This increase, was in part, driven by a 7.7% increase in active Customer growth during the quarter, and favorable changes in currency exchange rates that benefited net sales by $16.6 million.

Net earnings for the first quarter of 2021 were $30.6 million, an increase of 15.3% compared with $26.6 million during the prior-year period. The increase in net earnings was mainly the result of increased sales and lower relative operating expenses.

Quarters Ended April 3, 2021 and March 28, 2020

Net Sales

The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	April 3, 2021		March 28, 2020		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$148,978	48.4%	$131,432	49.3%	$17,546	13.3%	$9,738	5.9%
Southeast Asia Pacific	72,148	23.4%	56,922	21.4%	15,226	26.7%	4,107	19.5%
North Asia	30,165	9.8%	27,251	10.2%	2,914	10.7%	1,853	3.9%
Asia Pacific Total	251,291	81.6%	215,605	80.9%	35,686	16.6%	15,698	9.3%
Americas and Europe	56,685	18.4%	51,014	19.1%	5,671	11.1%	907	9.3%
	$307,976	100.0%	$266,619	100.0%	$41,357	15.5%	$16,605	9.3%

Asia Pacific: The growth in this region continues to benefit from the momentum generated from a successful worldwide incentive program offered during the third quarter of 2020. The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by Malaysia, the Philippines, and Singapore, which had local currency net sales growth of 46.5%, 28.9%, and 12.5% due to a 32.3%, 25.6%, and 18.2% increase in active Customers, respectively. In addition to the worldwide incentive program conducted during the third quarter of 2020, the Philippines also introduced a market specific incentive program and continues to benefit from that program.

The increase in constant currency net sales in Greater China was primarily driven by China, which generated local currency net sales growth of 8.1%, due to customary promotions that performed better in the current year quarter, as well as a modest 0.4% increase in active Customers. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 2.5% due to a 3.6% increase in active Customers.

Americas and Europe: The growth in this region was aided by the worldwide incentive program described above. The increase in constant currency net sales in Americas and Europe was driven by local currency net sales growth in Mexico and the United States, which generated local currency net sales growth of 33.5% and 6.6%, due to a 31.8% and 11.5% increase in active Customers, respectively.  Additionally, Europe increased constant currency net sales by 34.7% during the current year quarter, which was driven by strong growth in active Customers of 57.1%.

Gross Profit

Gross profit decreased 140 basis points to 81.3% of net sales, down from 82.7% in the prior-year quarter. This decrease can be attributed to (i) a market specific product promotion offered during the current year quarter, (ii) a change in market sales mix, and (iii) higher relative shipping costs due to COVID-19 related disruptions to our supply chain and logistics. These decreases were partially offset by favorable changes in currency exchange rates.

Associate Incentives

Associate incentives increased 20 basis points to 43.7% of net sales for the first quarter of 2021, compared with 43.5% in the prior-year quarter.  The relative increase in the current quarter can be attributed to increased spend on miscellaneous associate incentives.  This increase was offset by (i) higher spend on a market specific promotion in the prior-year quarter, (ii) lower spend on incentive based promotions offered during the current quarter, and (iii) changes in market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.40% relative to net sales, and increased $6.2 million in absolute terms. The relative improvement can be attributed to leverage gained on higher net sales.  The increased expense in absolute terms is due to (i) higher employee related costs, and (ii) an increase in variable expenses associated with higher sales.  These increases were partially offset by lower travel related costs in the current quarter due to travel related COVID-19 restrictions compared with the prior-year quarter.

Income Taxes

Income taxes decreased to 30.9% of pre-tax earnings in the first quarter of 2021, down from 32.2% of pre-tax earnings in the prior-year quarter.  The lower effective tax rate is due primarily to increased earnings in the United States, which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 17.9% in the first quarter of 2021 to $1.45 as compared to $1.23 reported in the prior-year quarter of 2020. This increase can be attributed to higher net earnings, as well as, a lower diluted share count.

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

We believe we have sufficient liquidity to satisfy our cash needs and expect to continue to fund our business with cash flow from operations. We continue, however, to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we continually evaluate opportunities, to repurchase shares of our common stock and will, from time to time, consider the acquisition of, or investment in complementary businesses, products, services and technologies, which has the potential to affect our liquidity.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $257.0 million at April 3, 2021, from $311.9 million at January 2, 2021. Cash flow provided by operating activities generated $19.7 million during the three months ended April 3, 2021.  The decrease in cash and cash equivalents was primarily due to cash used to repurchase and retire shares of our common stock totaling $69.5 million, which is comprised of $67.6 million cash and an accrual for unsettled trades of $1.8 million, which was settled subsequent to quarter-end.

The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	April 3, 2021	January 2, 2021
United States	$39.5	$119.7
China	168.9	133.8
All other markets	48.6	58.4
Total Cash and cash equivalents	$257.0	$311.9

Cash Flows Provided by Operations

As discussed above, our principal source of liquidity comes from our net cash flows from operations, which results from having a strong operating margin. Net cash flows provided by operating activities was $19.7 million for the first three months of 2021.  Net earnings combined with adjustments of non-cash items contributed to our net cash flows provided by operating activities, partially offset by cash used to (i) payout the 2020 annual employee bonus, (ii) reduce accruals related to inventories received at year-end, (iii) renew our annual insurance policies, and (iv) renew contracts for certain IT-related services.

Net cash flows provided by operating activities was $30.8 million for the first three months of 2020. Net earnings combined with adjustments of non-cash items contributed to our net cash flows provided by operating activities, partially offset by cash used to (i) payout the 2019 annual employee bonus, and (ii) payout accrued Associate incentives related to contest, promotions, and reward trips.

Line of Credit

Information with respect to our line of credit may be found in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Share Repurchase

Information with respect to share repurchases may be found in Note I to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Off-Balance Sheet Arrangements

None.

Summary

We believe our current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available to us at all or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, mergers and acquisitions, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Critical Accounting Policies

There were no changes during the quarter to our critical accounting policies as disclosed in our 2020 Form 10-K. Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2020 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosures on this matter made in our 2020 Form 10-K.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" in the 2020 Form 10-K.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2020 Form 10-K. Except as provided below, the risk factors identified in our 2020 Form 10-K have not changed in any material respect.

The transition away from and discontinuation of LIBOR and other interest rate benchmarks may have a negative impact on the calculation of interest rates under our Credit Agreement.

Interest rates under our Credit Agreement are based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. ICE Benchmark Administration, the administrator of LIBOR, will cease the publication of certain tenors of U.S. dollar LIBOR after December 31, 2021, and plans to cease the publication of all other tenors of U.S. dollar LIBOR after June 30, 2023. It is unclear if new methods of calculating LIBOR will be established such that it continues to exist after 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is currently intended to serve as an alternative reference rate to LIBOR. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. After the period covered by this Report on Form 10-Q, we entered into the 2021 Amendment of our Credit Agreement, which, among other things, amended the definition of “LIBOR Replacement Date,” “LIBOR Successor Rate,” and “Eurodollar Rate” used by the Credit Agreement. We will continue to monitor and evaluate the potential impact of the transition and discontinuation of LIBOR, if any, on our financial condition and operating results. A copy of the 2021 Amendment is filed as Exhibit 10.18 to this Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At April 3, 2021, the authorized amount available for repurchases under the plan was $80.5 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws.  Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC.  There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended April 3, 2021.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal January
(Jan. 3, 2021 through Feb. 6, 2021)	0	$0.00	0	$150,000
Fiscal February
(Feb. 7, 2021 through Mar. 6, 2021)	378	$94.57	378	$114,289
Fiscal March
(Mar. 7, 2021 through Apr. 3, 2021)	343	$98.26	343	$80,546
	721		721

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.18	First Amendment to the Second Amended and Restated Credit Agreement dated as of April 21, 2021 (filed herewith)
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2021

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)