Form 10-Q
period 2021-07-03
USANA HEALTH SCIENCES INC
filed 2021-08-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

As of August 6, 2021, there were outstanding 20,012,274 shares of the registrant's common stock, $0.001 par value.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 3, 2021

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

This report, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to shareholders and in press releases.  In addition, our representatives may from time to time make oral forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.

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

Important information as to these factors can be found in this document, including, among other sections, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” and “Financial Condition and Liquidity.” Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

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

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	July 3,	January 2,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$265,368	$311,917
Inventories	89,587	90,224
Prepaid expenses and other current assets	26,551	23,145
Total current assets	381,506	425,286
Property and equipment, net	97,849	100,445
Goodwill	17,467	17,367
Intangible assets, net	30,489	30,796
Deferred tax assets	5,486	4,640
Other assets	58,652	62,353
	$591,449	$640,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,144	$18,195
Other current liabilities	139,856	149,878
Total current liabilities	153,000	168,073
Deferred tax liabilities	4,806	12,009
Other long-term liabilities	15,020	19,155
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 20,134 as of July 3, 2021 and 21,038 as of January 2, 2021	20	21
Additional paid-in capital	53,909	62,460
Retained earnings	365,650	382,794
Accumulated other comprehensive income (loss)	(956)	(3,625)
Total stockholders' equity	418,623	441,650
	$591,449	$640,887

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net sales	$336,837	$258,991	$644,813	$525,610
Cost of sales	57,014	47,674	114,665	93,733
Gross profit	279,823	211,317	530,148	431,877
Operating expenses:
Associate incentives	153,863	110,852	288,358	226,921
Selling, general and administrative	72,240	60,879	143,873	126,358
Total operating expenses	226,103	171,731	432,231	353,279
Earnings from operations	53,720	39,586	97,917	78,598
Other income (expense):
Interest income	679	435	1,439	1,419
Interest expense	(16)	(217)	(21)	(238)
Other, net	(73)	175	(689)	(637)
Other income (expense), net	590	393	729	544
Earnings before income taxes	54,310	39,979	98,646	79,142
Income taxes	16,076	12,002	29,791	24,613
Net earnings	$38,234	$27,977	$68,855	$54,529

Earnings per common share
Basic	$1.89	$1.33	$3.35	$2.56
Diluted	$1.87	$1.32	$3.31	$2.56

Weighted average common shares outstanding
Basic	20,247	21,034	20,570	21,265
Diluted	20,446	21,129	20,771	21,340

Comprehensive income:
Net earnings	$38,234	$27,977	$68,855	$54,529
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,859	1,861	328	(4,376)
Tax benefit (expense) related to foreign currency translation adjustment	725	(1,892)	2,341	(853)
Other comprehensive income (loss), net of tax	3,584	(31)	2,669	(5,229)
Comprehensive income	$41,818	$27,946	$71,524	$49,300

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For six months ended June 27, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				54,529		54,529
Other comprehensive income (loss), net of tax					(5,229)	(5,229)
Equity-based compensation expense			6,991			6,991
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	147	—				—
Tax withholding for net-share settled equity awards			(1,898)			(1,898)
Balance at June 27, 2020	21,017	$21	$55,526	$312,659	$(19,130)	$349,076

For six months ended July 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				68,855		68,855
Other comprehensive income (loss), net of tax					2,669	2,669
Equity-based compensation expense			7,585			7,585
Common stock repurchased and retired	(1,025)	(1)	(13,155)	(85,999)		(99,155)
Common stock issued under equity award plans	121	—				—
Tax withholding for net-share settled equity awards			(2,981)			(2,981)
Balance at July 3, 2021	20,134	$20	$53,909	$365,650	$(956)	$418,623

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended June 27, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at March 28, 2020	20,995	$21	$52,004	$284,682	$(19,099)	$317,608
Net earnings				27,977		27,977
Other comprehensive income (loss), net of tax					(31)	(31)
Equity-based compensation expense			3,597			3,597
Common stock issued under equity award plans	22	—				—
Tax withholding for net-share settled equity awards			(75)			(75)
Balance at June 27, 2020	21,017	$21	$55,526	$312,659	$(19,130)	$349,076

For the three months ended July 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at April 3, 2021	20,422	$20	$54,084	$353,213	$(4,540)	$402,777
Net earnings				38,234		38,234
Other comprehensive income (loss), net of tax					3,584	3,584
Equity-based compensation expense			3,845			3,845
Common stock repurchased and retired	(304)	—	(3,904)	(25,797)		(29,701)
Common stock issued under equity award plans	16	—				—
Tax withholding for net-share settled equity awards			(116)			(116)
Balance at July 3, 2021	20,134	$20	$53,909	$365,650	$(956)	$418,623

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 3,	June 27,
	2021	2020
Cash flows from operating activities
Net earnings	$68,855	$54,529
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,511	7,044
Right-of-use asset amortization	4,537	4,355
(Gain) loss on sale of property and equipment	45	116
Equity-based compensation expense	7,585	6,991
Deferred income taxes	(5,775)	(5,326)
Changes in operating assets and liabilities:
Inventories	(254)	(1,950)
Prepaid expenses and other assets	(2,711)	(4,890)
Accounts payable	(5,030)	(1,120)
Other liabilities	(14,946)	3,675
Net cash provided by (used in) operating activities	58,817	63,424
Cash flows from investing activities
Receipts on notes receivable	104	179
Proceeds from the settlement of net investment hedges	—	1,935
Payments for net investment hedge	(1,555)	(1,089)
Proceeds from sale of property and equipment	15	—
Purchases of property and equipment	(3,146)	(10,821)
Net cash provided by (used in) investing activities	(4,582)	(9,796)
Cash flows from financing activities
Repurchase of common stock	(99,155)	(57,029)
Borrowings on line of credit	—	60,000
Payments on line of credit	—	(60,000)
Payments related to tax withholding for net-share settled equity awards	(2,981)	(1,898)
Net cash provided by (used in) financing activities	(102,136)	(58,927)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	515	(2,195)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(47,386)	(7,494)
Cash, cash equivalents, and restricted cash at beginning of period	315,937	237,688
Cash, cash equivalents, and restricted cash at end of period	$268,551	$230,194
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$265,368	$227,368
Restricted cash included in prepaid expenses and other current assets	93	—
Restricted cash included in other assets	3,090	2,826
Total cash, cash equivalents, and restricted cash	$268,551	$230,194
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5	$199
Income taxes	38,791	30,866
Cash received during the period for:
Income tax refund	—	42
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,128	1,151
Accrued purchases of property and equipment	453	613

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

The condensed consolidated balance sheet as of January 2, 2021, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of  July 3, 2021 and results of operations and cash flows for the three and six months ended  July 3, 2021 and June 27, 2020.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. The results of operations for the three and six months ended July 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2022.

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. While the overall impact of the pandemic on our business and results of operations was not material for the three and six months ended July 3, 2021, and for fiscal 2020, the pandemic disrupted and negatively affected our business. While the Company did not incur significant disruptions to its operations during the three and six months ended July 3, 2021, from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

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

No other new accounting pronouncement issued or effective during the three and six months ended July 3, 2021, had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	July 3,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$177,289	$177,289	$—	$—
Foreign currency contracts included in other current liabilities	(12)	—	(12)	—
	$177,277	$177,289	$(12)	$—

		Fair Value Measurements Using
	January 2,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$224,092	$224,092	$—	$—
Foreign currency contracts included in other current liabilities	(1,470)	—	(1,470)	—
	$222,622	$224,092	$(1,470)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  July 3, 2021 and January 2, 2021, there were no non-financial assets measured at fair value on a non-recurring basis.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	July 3,	January 2,
	2021	2021
Raw materials	$27,185	$28,328
Work in progress	8,632	9,956
Finished goods	53,770	51,940
	$89,587	$90,224

NOTE D – INVESTMENT IN EQUITY SECURITIES

As of July 3, 2021 and January 2, 2021, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.

During the three and six months ended July 3, 2021, and the fiscal year ended January 2, 2021, no observable price changes occurred, and no impairment of securities was recorded.

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

The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Other Revenue	$965	$978	$1,937	$1,977

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	July 3,	January 2,
	2021	2021
Contract liabilities at beginning of period	$15,952	$13,852
Increase due to deferral of revenue at period end	16,394	15,952
Decrease due to beginning contract liabilities recognized as revenue	(15,449)	(13,852)
Contract liabilities at end of period	$16,897	$15,952

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE F – LINE OF CREDIT

On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America, N.A. ("Bank of America") as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. On April 21, 2021, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement, which, among other things amended the definition of "LIBOR Replacement Date," "LIBOR Successor Rate," and "Eurodollar Rate."

The Credit Agreement provides for a revolving credit limit for loans to the Company up to $75,000 (the "Credit Facility"). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility to up to an additional $200,000.

There was no outstanding debt on the Credit Facility at July 3, 2021. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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

During the three and six months ended July 3, 2021 and June 27, 2020, the Company settled European options designated as net investment hedges with notional amounts of $98,684 and $90,000, respectively.  For the three and six months ended July 3, 2021 and June 27, 2020, the Company realized a loss of $1,555 and realized a gain of $846, respectively, recorded to FCTA within other comprehensive income (loss).

As of  July 3, 2021, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net earnings available to common shareholders	$38,234	$27,977	$68,855	$54,529
Weighted average common shares outstanding - basic	20,247	21,034	20,570	21,265
Dilutive effect of in-the-money equity awards	199	95	201	75
Weighted average common shares outstanding - diluted	20,446	21,129	20,771	21,340
Earnings per common share from net earnings - basic	$1.89	$1.33	$3.35	$2.56
Earnings per common share from net earnings - diluted	$1.87	$1.32	$3.31	$2.56

Equity awards for the following shares were not included in the computation of diluted EPS because their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
July 3,	June 27,	July 3,	June 27,
2021	2020	2021	2020
59	284	58	550

During the three months ended  July 3, 2021, the Company repurchased and retired 304 shares for $29,701 under the Company’s share repurchase plan. There were no shares repurchased during the three months ended June 27, 2020.

During the six months ended July 3, 2021 and June 27, 2020, the Company repurchased and retired 1,025 shares and 785 shares for $99,155 and $57,029, respectively, under the Company's share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of July 3, 2021, the remaining authorized repurchase amount under the stock repurchase plan was $50,845. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Subsequent to July 3, 2021, and through August 6, 2021, the Company repurchased and retired 127 shares of common stock for $12,393, at an average market price of $97.74 per share.

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

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
USANA® Nutritionals	86%	79%	87%	82%
USANA Foods(1)	8%	12%	7%	10%
Personal care and Skincare	5%	8%	5%	7%
All Other	1%	1%	1%	1%

(1) Includes the Company's new Active Nutrition line, which launched in five markets late in the first quarter of 2021 and will roll out to additional markets throughout the year.

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net Sales to External Customers
Asia Pacific
Greater China	$165,416	$124,001	$314,394	$255,433
Southeast Asia Pacific	76,101	59,459	148,249	116,381
North Asia	37,438	25,852	67,603	53,103
Asia Pacific Total	278,955	209,312	530,246	424,917
Americas and Europe	57,882	49,679	114,567	100,693
Consolidated Total	$336,837	$258,991	$644,813	$525,610

The following table provides further information on markets representing 10% or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net sales:
China	$150,878	$110,525	$285,181	$226,003
South Korea	$36,337	$24,999	$65,357	$51,525

	As of
	July 3,	January 2,
	2021	2021
Long-lived assets:
China	$90,166	$92,692
United States	$81,643	$82,167

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

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of July 3, 2021, we had approximately 652,000 active Customers worldwide.

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

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	July 3,	June 27,
	2021	2020
Product Line
USANA® Nutritionals
Optimizers	69%	63%
Essentials/CellSentials(1)	18%	19%
USANA Foods(2)	7%	10%
Personal care and Skincare	5%	7%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	12%	12%
Proflavanol®	11%	11%
Probiotic	9%	10%

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

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended July 3, 2021, net sales outside of the United States represented 91.6% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  While the overall impact of the pandemic on our business and results of operations has not been material, the pandemic has disrupted and negatively affected our business. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected our ability to timely obtain some ingredients and packaging as well as ship products to some markets. While we have not experienced a meaningful supply chain interruption, our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic, including the spread of new variants of the virus, will likely continue to negatively affect our business throughout 2021 in a number of ways, including those described below.

● Our Workforce. The health and safety of our employees around the world remains our top priority. We remain committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. Although a significant portion of our non-manufacturing and non-distribution employees continued with remote working arrangements, we began efforts during the second quarter to bring these employees back to our offices, in markets where health and safety best practices have allowed us to safely do so.  In connection with this effort, we are permitting our employees to utilize a hybrid work schedule, which allows them to split their time working at the office and remotely. Employees working on site are required to follow applicable health and safety guidelines. We are also continuing to utilize flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. Where necessary in our international markets, we have temporarily closed product will-call centers and continue to offer curbside delivery and subsidized shipping to customers. We will continue to monitor the situation surrounding the pandemic and implement additional risk mitigation actions where necessary.

● Our Operations. All of our production facilities remain operational under enhanced safety measures and as of the date of this report, we have not experienced meaningful disruptions to our supply chain, shipping, or logistics. Although we have successfully modified our operations in each of our markets to date, future efforts to reduce the spread of COVID-19, including the spread of new variants of the virus, may negatively affect our business. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan continues to entail efforts to safeguard against disruptions through maintaining and operating (i) raw material procurement; (ii) manufacturing; (iii) distribution; (iv) selling; (v) operating cash flows and liquidity; (vi) Associate engagement and activity; and (vii) employee support and engagement.

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

● Our Liquidity. Our liquidity position is strong.  We expect to continue to fund our business with cash flow from operations and believe that we have sufficient liquidity to satisfy our day-to-day cash needs.  Notwithstanding the foregoing, we will continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate at full strength during these uncertain times. Additionally, as long as uncertainty remains surrounding the duration and impact of the COVID-19 pandemic, the potential impact from the pandemic on our business, financial condition or longer-term financial or operational results will remain uncertain. We will continue to align spending with sales performance and defer non-priority capital investments amid the COVID-19 pandemic.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 55% of product sales during the six months ended July 3, 2021.  The remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

We believe that our ability to attract and retain active Customers is positively influenced by a number of factors, including our high quality product offerings and the general public’s heightened awareness and understanding of the connection between diet and long-term health. Additionally, we believe that our Associate compensation plan and the general public’s growing desire for a secondary source of income and small business ownership are key to our ability to attract and retain Associates. We periodically make changes to our Compensation Plan in an effort to ensure that it is among the most competitive plans in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings. Additionally, the initiatives we are executing under our customer experience and technology enhancements strategy are designed to promote active Customer growth.  While these initiatives are designed to promote both Associate and Preferred Customer growth, Preferred Customer growth has outpaced Associate growth during the six months ended July 3, 2021.  Consequently, Preferred Customers comprise a larger portion of total active Customers.

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

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	July 3, 2021		June 27, 2020		Prior Year	Change
Asia Pacific:
Greater China	303,000	46.5%	278,000	46.4%	25,000	9.0%
Southeast Asia Pacific	144,000	22.1%	129,000	21.5%	15,000	11.6%
North Asia	66,000	10.1%	56,000	9.4%	10,000	17.9%
Asia Pacific Total	513,000	78.7%	463,000	77.3%	50,000	10.8%
Americas and Europe	139,000	21.3%	136,000	22.7%	3,000	2.2%
	652,000	100.0%	599,000	100.0%	53,000	8.8%

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures described below. Our management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods and in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2021 increased 30.1% to $336.8 million, an increase of $77.8 million, compared with the prior-year quarter. This increase was due, in great part, to a successful, short-term incentive program that we offered globally during the quarter.  This incentive program contributed to double-digit active Customer growth in our Southeast Asia Pacific and North Asia regions, with an 8.8% overall increase in total active Customers during the quarter.  Additionally, favorable changes in currency exchange rates benefited net sales for the second quarter by $25.2 million.

Net earnings for the second quarter of 2021 were $38.2 million, an increase of 36.7% compared with $28.0 million during the prior-year period. The increase in net earnings was mainly the result of increased sales and lower relative operating expenses.

Quarters Ended July 3, 2021 and June 27, 2020

Net Sales

The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	July 3, 2021		June 27, 2020		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$165,416	49.1%	$124,001	47.9%	$41,415	33.4%	$13,459	22.5%
Southeast Asia Pacific	76,101	22.6%	59,459	22.9%	16,642	28.0%	5,225	19.2%
North Asia	37,438	11.1%	25,852	10.0%	11,586	44.8%	2,906	33.6%
Asia Pacific Total	278,955	82.8%	209,312	80.8%	69,643	33.3%	21,590	23.0%
Americas and Europe	57,882	17.2%	49,679	19.2%	8,203	16.5%	3,610	9.2%
	$336,837	100.0%	$258,991	100.0%	$77,846	30.1%	$25,200	20.3%

Asia Pacific: The growth in this region was driven by a successful worldwide incentive program designed to further incent product sales to new customers.  The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by Malaysia, Australia, and the Philippines, which had local currency net sales growth of 51.2%, 14.8%, and 7.0% due to a 38.7%, 5.3%, and 1.9% increase in active Customers, respectively.  The increase in constant currency net sales in Greater China was primarily driven by China, which generated local currency net sales growth of 24.5%, due to a 9.8% increase in active Customers. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 33.6% due to a 16.7% increase in active Customers.

Americas and Europe: The growth in this region was aided by the worldwide incentive program described above. The increase in constant currency net sales in Americas and Europe was driven by local currency net sales growth in Canada and the United States, which generated local currency net sales growth of 10.1% and 9.0%, respectively.  Additionally, Europe increased constant currency net sales by 28.9% during the current year quarter due to an 11.1% increase in active Customers.

Gross Profit

Gross profit increased 150 basis points to 83.1% of net sales, up from 81.6% in the prior-year quarter. This increase can be attributed to (i) favorable changes in currency exchange rates, (ii) leverage gained on fixed period costs associated with higher sales, and (iii) lower conversion costs as a result of higher production levels, mostly in China.  These improvements were partially offset by higher freight costs.

Associate Incentives

Associate incentives increased 290 basis points to 45.7% of net sales, up from 42.8% in the prior-year quarter.  The relative increase can be attributed to (i) the short-term incentive program offered during the quarter, (ii) increased spend on miscellaneous associate incentives, and (iii) changes in market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 200 basis points relative to net sales, and increased $11.4 million in absolute terms. The relative improvement can be attributed to leverage gained on higher net sales.  The increased expense in absolute terms is due to (i) higher employee related costs, and (ii) an increase in variable expenses associated with higher sales.  Additionally, there was a modest increase in event and travel-related expenses.

Income Taxes

Income taxes decreased modestly to 29.6% of pre-tax earnings, down from 30.0% of pre-tax earnings in the prior-year quarter.  The lower effective tax rate is due primarily to increased earnings in the United States, which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 41.7% to $1.87 as compared to $1.32 reported in the prior-year quarter. This increase can be attributed to higher net earnings and a lower diluted share count.

Six Months Ended July 3, 2021 and June 27, 2020

Net Sales

The following table summarizes the changes in net sales by geographic region for the six months ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Six Months Ended
	July 3, 2021		June 27, 2020		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$314,394	48.7%	$255,433	48.6%	$58,961	23.1%	$23,197	14.0%
Southeast Asia Pacific	148,249	23.0%	116,381	22.1%	31,868	27.4%	9,332	19.4%
North Asia	67,603	10.5%	53,103	10.1%	14,500	27.3%	4,759	18.3%
Asia Pacific Total	530,246	82.2%	424,917	80.8%	105,329	24.8%	37,288	16.0%
Americas and Europe	114,567	17.8%	100,693	19.2%	13,874	13.8%	4,517	9.3%
	$644,813	100.0%	$525,610	100.0%	$119,203	22.7%	$41,805	14.7%

Asia Pacific: The growth in this region was driven by a worldwide incentive program described above in this report.  The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by Malaysia, the Philippines, and Singapore, which had local currency net sales growth of 48.8%, 16.5%, and 15.9%.  The increase in constant currency net sales in Greater China was primarily driven by China, which generated local currency net sales growth of 16.2%. The increase in constant currency net sales in North Asia was driven by South Korea which had local currency net sales growth of 17.8%.

Americas and Europe: The growth in this region was aided by the worldwide incentive program described above.  The increase in constant currency net sales in Americas and Europe was driven by net sales growth in the United States, Mexico, and Canada, which had local currency sales growth of 7.8%, 16.6%, and 5.1%, respectively.  Additionally, Europe increased constant currency net sales by 31.6%.

Gross Profit

Gross profit was 82.2% for the first six months of 2021 and 2020.  While there was no change in gross profit as a percent of net sales, there was significant fluctuation related to certain activities in the first six months of 2021, which include favorable changes in currency exchange rates, offset by unfavorable changes in market sales mix.

Associate Incentives

Associate incentives increased 150 basis points to 44.7% of net sales for the first six months of 2021, compared with 43.2% in the prior-year period.  The relative increase can be attributed to (i) the short-term incentive program offered during the current year period, (ii) changes in market sales mix, and (iii) increased spend on miscellaneous associate incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 170 basis points relative to net sales, and increased $17.5 million in absolute terms for the first six months of 2021. The relative improvement can be attributed to leverage gained on higher net sales.  The increased expense in absolute terms is due to (i) higher employee related costs, and (ii) an increase in variable expenses associated with higher sales.  Additionally, there was a modest increase in event and travel-related expenses.

Income Taxes

Income taxes decreased to 30.2% of pre-tax earnings for the first six months of 2021, down from 31.1% of pre-tax earnings in the prior-year period.  The lower effective tax rate is due primarily to increased earnings in the United States, which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 29.3% in the first six months of 2021 to $3.31 as compared to $2.56 reported in the prior-year period.  This increase can be attributed to higher net earnings and a lower diluted share count.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using net cash flow from operations and by drawing on our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. In China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) results in transfer and remittance of our profits and dividends from China to the United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations, or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from China to the United States may be limited in the future.

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

Cash and Cash Equivalents

Cash and cash equivalents decreased to $265.4 million at July 3, 2021, from $311.9 million at January 2, 2021. Cash flow provided by operating activities generated $58.8 million during the six months ended July 3, 2021.  The decrease in cash and cash equivalents was primarily due to cash used to repurchase and retire shares of our common stock totaling $99.2 million.

The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	July 3, 2021	January 2, 2021
United States	$118.2	$119.7
China	89.5	133.8
All other markets	57.7	58.4
Total Cash and cash equivalents	$265.4	$311.9

Cash Flows Provided by Operations

As discussed above, our principal source of liquidity comes from our net cash flows from operations, which results from a strong operating margin. Net cash flows provided by operating activities was $58.8 million for the first six months of 2021.  Net earnings combined with adjustments of non-cash items contributed positively to our net cash flows provided by operating activities, partially offset by cash used to (i) payout the annual employee bonus, and (ii) a reduction in trade payables.

Net cash flows provided by operating activities was $63.4 million for the six months of 2020. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flows provided by operating activities, partially offset by cash used to (i) payout the annual employee bonus, and (ii) a reduction in trade payables.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters.

Information with respect to our legal proceedings may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 Part I of this report.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At July 3, 2021, the authorized amount available for repurchases under the plan was $50.8 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws.  Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC.  There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended July 3, 2021.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal April
(Apr. 4, 2021 through May 8, 2021)	190	$96.67	190	$62,179
Fiscal May
(May 9, 2021 through Jun. 5, 2021)	114	$99.24	114	$50,845
Fiscal June
(Jun. 6, 2021 through Jul. 3, 2021)	0	$0.00	0	$50,845
	304		304

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.18	First Amendment to the Second Amended and Restated Credit Agreement dated as of April 21, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2021, filed May 11, 2021, Exhibit 10.18, File No. 001-35024).*
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2021

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)