Form 10-Q
period 2021-10-02
USANA HEALTH SCIENCES INC
filed 2021-11-10
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

As of November 5, 2021, there were outstanding 19,461,908 shares of the registrant’s common stock, $0.001 par value.

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended October 2, 2021

Cautionary Note Regarding Forward-Looking Statements and Certain Risks

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to shareholders and in press releases.  In addition, our representatives may from time to time make oral forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.

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

●

Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, significant price increases of freight and transportation, meaningful delays in freight and shipping, and other disruptions to our supply chain; and

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

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	October 2,	January 2,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$248,695	$311,917
Inventories	96,316	90,224
Prepaid expenses and other current assets	23,414	23,145
Total current assets	368,425	425,286
Property and equipment, net	100,957	100,445
Goodwill	17,510	17,367
Intangible assets, net	30,312	30,796
Deferred tax assets	5,465	4,640
Other assets	56,277	62,353
	$578,946	$640,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,706	$18,195
Other current liabilities	144,258	149,878
Total current liabilities	157,964	168,073
Deferred tax liabilities	7,840	12,009
Other long-term liabilities	14,063	19,155
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,646 as of October 2, 2021 and 21,038 as of January 2, 2021	20	21
Additional paid-in capital	50,946	62,460
Retained earnings	349,586	382,794
Accumulated other comprehensive income (loss)	(1,473)	(3,625)
Total stockholders' equity	399,079	441,650
	$578,946	$640,887

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net sales	$274,352	$298,513	$919,165	$824,123
Cost of sales	50,715	56,358	165,380	150,091
Gross profit	223,637	242,155	753,785	674,032
Operating expenses:
Associate incentives	116,222	131,144	404,580	358,065
Selling, general and administrative	66,645	65,656	210,518	192,014
Total operating expenses	182,867	196,800	615,098	550,079
Earnings from operations	40,770	45,355	138,687	123,953
Other income (expense):
Interest income	487	460	1,926	1,879
Interest expense	(18)	(1,377)	(39)	(1,615)
Other, net	(889)	(163)	(1,578)	(800)
Other income (expense), net	(420)	(1,080)	309	(536)
Earnings before income taxes	40,350	44,275	138,996	123,417
Income taxes	13,020	13,769	42,811	38,382
Net earnings	$27,330	$30,506	$96,185	$85,035

Earnings per common share
Basic	$1.37	$1.45	$4.72	$4.01
Diluted	$1.36	$1.44	$4.68	$4.00

Weighted average common shares outstanding
Basic	19,961	21,043	20,367	21,191
Diluted	20,156	21,170	20,566	21,283

Comprehensive income:
Net earnings	$27,330	$30,506	$96,185	$85,035
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(776)	6,381	(448)	2,005
Tax benefit (expense) related to foreign currency translation adjustment	259	(331)	2,600	(1,184)
Other comprehensive income (loss), net of tax	(517)	6,050	2,152	821
Comprehensive income	$26,813	$36,556	$98,337	$85,856

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For nine months ended September 26, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				85,035		85,035
Other comprehensive income (loss), net of tax					821	821
Equity-based compensation expense			10,519			10,519
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	150	—				—
Tax withholding for net-share settled equity awards			(1,941)			(1,941)
Balance at September 26, 2020	21,020	$21	$59,011	$343,165	$(13,080)	$389,117

For nine months ended October 2, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				96,185		96,185
Other comprehensive income (loss), net of tax					2,152	2,152
Equity-based compensation expense			11,039			11,039
Common stock repurchased and retired	(1,548)	(1)	(19,512)	(129,393)		(148,906)
Common stock issued under equity award plans	156	—				—
Tax withholding for net-share settled equity awards			(3,041)			(3,041)
Balance at October 2, 2021	19,646	$20	$50,946	$349,586	$(1,473)	$399,079

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended September 26, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at June 27, 2020	21,017	$21	$55,526	$312,659	$(19,130)	$349,076
Net earnings				30,506		30,506
Other comprehensive income (loss), net of tax					6,050	6,050
Equity-based compensation expense			3,528			3,528
Common stock issued under equity award plans	3	—				—
Tax withholding for net-share settled equity awards			(43)			(43)
Balance at September 26, 2020	21,020	$21	$59,011	$343,165	$(13,080)	$389,117

For the three months ended October 2, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at July 3, 2021	20,134	$20	$53,909	$365,650	$(956)	$418,623
Net earnings				27,330		27,330
Other comprehensive income (loss), net of tax					(517)	(517)
Equity-based compensation expense			3,454			3,454
Common stock repurchased and retired	(523)	—	(6,357)	(43,394)		(49,751)
Common stock issued under equity award plans	35	—				—
Tax withholding for net-share settled equity awards			(60)			(60)
Balance at October 2, 2021	19,646	$20	$50,946	$349,586	$(1,473)	$399,079

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Cash flows from operating activities
Net earnings	$96,185	$85,035
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	9,754	10,513
Right-of-use asset amortization	6,778	6,479
(Gain) loss on sale of property and equipment	45	145
Equity-based compensation expense	11,039	10,519
Deferred income taxes	(2,603)	(4,623)
Changes in operating assets and liabilities:
Inventories	(8,608)	(8,858)
Prepaid expenses and other assets	1,650	(7,259)
Accounts payable	(4,223)	2,179
Other liabilities	(13,712)	18,356
Net cash provided by (used in) operating activities	96,305	112,486
Cash flows from investing activities
Receipts on notes receivable	116	236
Proceeds from the settlement of net investment hedges	—	1,935
Payments for net investment hedge	(1,555)	(1,089)
Proceeds from sale of property and equipment	15	—
Purchases of property and equipment	(9,610)	(13,610)
Net cash provided by (used in) investing activities	(11,034)	(12,528)
Cash flows from financing activities
Repurchase of common stock	(145,926)	(57,029)
Borrowings on line of credit	—	60,000
Payments on line of credit	—	(60,000)
Payments related to tax withholding for net-share settled equity awards	(3,041)	(1,941)
Net cash provided by (used in) financing activities	(148,967)	(58,970)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(351)	2,672
Net increase (decrease) in cash, cash equivalents, and restricted cash	(64,047)	43,660
Cash, cash equivalents, and restricted cash at beginning of period	315,937	237,688
Cash, cash equivalents, and restricted cash at end of period	$251,890	$281,348
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$248,695	$278,418
Restricted cash included in prepaid expenses and other current assets	93	—
Restricted cash included in other assets	3,102	2,930
Total cash, cash equivalents, and restricted cash	$251,890	$281,348
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8	$1,556
Income taxes	49,065	43,789
Cash received during the period for:
Income tax refund	138	270
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,948	3,775
Accrued purchases of property and equipment	245	414
Unsettled trades for repurchase of common stock	2,980	—

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

The condensed consolidated balance sheet as of January 2, 2021, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of  October 2, 2021 and results of operations and cash flows for the three and nine months ended  October 2, 2021 and September 26, 2020.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. The results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2022.

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. These factors and other events related to COVID-19 have created meaningful disruptions in both the Company's sales and operations for the three and nine months ended October 2, 2021, and for fiscal 2020. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In  December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The amendments in this ASU are effective for annual periods beginning after  December 15, 2020 and interim periods within those annual periods, with early adoption permitted. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU 2019-12 during the first quarter ended April 3, 2021 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three and nine months ended October 2, 2021, had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

As of the dates indicated, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	October 2,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$169,604	$169,604	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	187	—	187	—
	$169,791	$169,604	$187	$—

		Fair Value Measurements Using
	January 2,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$224,092	$224,092	$—	$—
Foreign currency contracts included in other current liabilities	(1,470)	—	(1,470)	—
	$222,622	$224,092	$(1,470)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  October 2, 2021 and January 2, 2021, there were no non-financial assets measured at fair value on a non-recurring basis.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	October 2,	January 2,
	2021	2021
Raw materials	$30,931	$28,328
Work in progress	10,377	9,956
Finished goods	55,008	51,940
	$96,316	$90,224

NOTE D – INVESTMENT IN EQUITY SECURITIES

As of October 2, 2021 and January 2, 2021, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.

During the three and nine months ended October 2, 2021, and the fiscal year ended January 2, 2021, no observable price changes occurred, and no impairment of securities was recorded.

NOTE E – INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2021. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized.

The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2021. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.

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

The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Other Revenue	$942	$817	$2,880	$2,794

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note K.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	October 2,	January 2,
	2021	2021
Contract liabilities at beginning of period	$15,952	$13,852
Increase due to deferral of revenue at period end	15,912	15,952
Decrease due to beginning contract liabilities recognized as revenue	(15,701)	(13,852)
Contract liabilities at end of period	$16,163	$15,952

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE G – LINE OF CREDIT

On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. On April 21, 2021, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement, which, among other things amended the definition of “LIBOR Replacement Date,” “LIBOR Successor Rate,” and “Eurodollar Rate.”

The Credit Agreement provides for a revolving credit limit for loans to the Company up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility to up to an additional $200,000.

There was no outstanding debt on the Credit Facility as of  October 2, 2021. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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

During the nine months ended  October 2, 2021 and September 26, 2020, the Company settled European options designated as net investment hedges with notional amounts of $98,684 and $90,000, respectively. No settlements occurred during the three months ended  October 2, 2021 and September 26, 2020. For the nine months ended October 2, 2021 and September 26, 2020, the Company realized a loss of $1,555 and realized a gain of $846, respectively, recorded to FCTA within other comprehensive income (loss).

As of  October 2, 2021, there were no derivatives outstanding for which the Company has applied hedge accounting.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net earnings available to common shareholders	$27,330	$30,506	$96,185	$85,035
Weighted average common shares outstanding - basic	19,961	21,043	20,367	21,191
Dilutive effect of in-the-money equity awards	195	127	199	92
Weighted average common shares outstanding - diluted	20,156	21,170	20,566	21,283
Earnings per common share from net earnings - basic	$1.37	$1.45	$4.72	$4.01
Earnings per common share from net earnings - diluted	$1.36	$1.44	$4.68	$4.00

Equity awards for the following shares were not included in the computation of diluted EPS because their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
October 2,	September 26,	October 2,	September 26,
2021	2020	2021	2020
60	213	59	438

During the three months ended  October 2, 2021, the Company repurchased and retired 523 shares for $49,751 under the Company’s share repurchase plan. There were no shares repurchased during the three months ended September 26, 2020.

During the nine months ended October 2, 2021 and September 26, 2020, the Company repurchased and retired 1,548 shares and 785 shares for $148,906 and $57,029, respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

On September 16, 2021, the Company's Board of Directors authorized an increase in the amount available under its share repurchase plan to a total of $150,000. The authorization, which occurred during the first quarter of 2021, is inclusive of the $13,943 that was remaining under the prior authorization.  As of  October 2, 2021, the remaining authorized repurchase amount under the stock repurchase plan was $137,152.  There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Subsequent to October 2, 2021, and through November 5, 2021, the Company repurchased and retired 216 shares of common stock for $20,944, at an average market price of $96.94 per share.

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

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
USANA® Nutritionals	85%	85%	86%	83%
USANA Foods(1)	8%	9%	8%	11%
Personal care and Skincare	6%	5%	5%	5%
All Other	1%	1%	1%	1%

(1) Includes the Company’s new Active Nutrition line, which launched in five markets late in the first quarter of 2021 and will roll out to additional markets in future periods.

Selected Financial Information

Financial information by geographic region is presented for the periods indicated below:

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net Sales to External Customers
Asia Pacific
Greater China	$123,235	$136,013	$437,629	$391,446
Southeast Asia Pacific	64,570	76,313	212,819	192,694
North Asia	33,068	28,969	100,671	82,072
Asia Pacific Total	220,873	241,295	751,119	666,212
Americas and Europe	53,479	57,218	168,046	157,911
Consolidated Total	$274,352	$298,513	$919,165	$824,123

The following table provides further information on markets representing 10% or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net sales:
China	$109,226	$120,523	$394,407	$346,526
South Korea	$32,117	$27,792	$97,474	$79,317
Philippines	$18,930	$33,585	$67,811	$73,599

	As of
	October 2,	January 2,
	2021	2021
Long-lived assets:
China	$90,748	$92,692
United States	$83,954	$82,167

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

This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 2, 2021 (“2020 Form 10-K”) filed with the SEC on March 2, 2021, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of October 2, 2021, we had approximately 576,000 active Customers worldwide.

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

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Product Line
USANA® Nutritionals
Optimizers	68%	63%
Essentials/CellSentials(1)	18%	20%
USANA Foods(2)	8%	11%
Personal care and Skincare	5%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	12%	13%
Proflavanol®	10%	11%
Probiotic	9%	10%

(1) Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.

(2) Includes our new Active Nutrition line.

Our new Active Nutrition line promotes healthy weight management, digestive health, energy and hydration through a holistic approach.  We launched the Active Nutrition line in five markets including the United States through the first nine months of 2021 and plan to roll this line out to additional markets in future periods.

Because we have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended October 2, 2021, net sales outside of the United States represented 91.2% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected the availability and cost of various of our raw materials, packaging materials and shipping resources to transport our products to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic, including the spread of new variants of the virus, will likely continue to negatively affect our business throughout 2021 in a number of ways, including those described below.

● Our Workforce. The health and safety of our employees around the world remains our top priority. We remain committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. Although a significant portion of our non-manufacturing and non-distribution employees continued with remote working arrangements, we began efforts during the second quarter to bring these employees back to our offices, in markets where health and safety best practices have allowed us to safely do so.  In connection with this effort, we are permitting most of our employees to utilize a hybrid work schedule, which allows them to split their time working at the office and remotely. Employees working on site are required to follow applicable health and safety guidelines. We are also continuing to utilize flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. Where necessary in our international markets, we have temporarily closed product will-call centers and continue to offer curbside delivery and subsidized shipping to customers. We will continue to monitor the situation surrounding the pandemic and implement additional risk mitigation actions where necessary.

● Our Operations. All of our production facilities remain operational under enhanced safety measures and as of the date of this report, however we have experienced disruptions in several of our markets due to the escalation of the COVID-19 pandemic. These disruptions have affected our customers and salesforce and, in some cases our ability to operate and ship products. In some markets, we have had to postpone or cancel certain planned business events and activities. In other markets, we have delayed the introduction of new product offerings until 2022. Although we have successfully modified our operations in each of our markets to date, future efforts to reduce the spread of COVID-19, including the spread of new variants of the virus, may negatively affect our business. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan continues to entail efforts to safeguard against disruptions through maintaining and operating (i) raw material procurement; (ii) manufacturing; (iii) distribution; (iv) selling; (v) operating cash flows and liquidity; (vi) Associate engagement and activity; and (vii) employee support and engagement.

● Our Sales and Salesforce. Demand for our high quality nutritional products has remained high during the pandemic, although our sales and customer count activity during the third quarter were softer than anticipated due, in large part, to a challenging operating environment in many of our markets around the world from the escalation of the COVID-19 pandemic.  We continue to utilize a primarily virtual strategy to hold meetings and events with our salesforce; however, in markets where health and safety best practices have allowed us to safely do so, we have held in-person meetings. We will evaluate this strategy as the year and situation with the pandemic progresses.  Notwithstanding the foregoing, person-to-person and face-to-face selling and events remain an important part of our business and we plan to begin incorporating the same into our strategy as it becomes safe and appropriate for us and our sales force to do so.

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

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 55.5% of product sales during the nine months ended October 2, 2021.  The remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

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

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	October 2, 2021		September 26, 2020		Prior Year	Change
Asia Pacific:
Greater China	246,000	42.7%	284,000	43.7%	(38,000)	(13.4%)
Southeast Asia Pacific	134,000	23.3%	158,000	24.3%	(24,000)	(15.2%)
North Asia	63,000	10.9%	60,000	9.2%	3,000	5.0%
Asia Pacific Total	443,000	76.9%	502,000	77.2%	(59,000)	(11.8%)
Americas and Europe	133,000	23.1%	148,000	22.8%	(15,000)	(10.1%)
	576,000	100.0%	650,000	100.0%	(74,000)	(11.4%)

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

Results of Operations

Summary of Financial Results

Net sales for the third quarter of 2021 decreased 8.1% to $274.4 million, a decrease of $24.2 million, compared with the prior-year quarter. This decrease was primarily the result of a timing difference in a successful short-term incentive program that we have offered during the last two years.  In 2021, we offered this incentive program during the second quarter, whereas, in 2020, we offered this program during the third quarter, thereby creating a challenging comparable on both a year-over-year and sequential basis for the third quarter of 2021.  The decrease in net sales for the quarter was partially offset by favorable changes in currency exchange rates, which benefited net sales for the third quarter by $9.9 million.

Net earnings for the third quarter of 2021 were $27.3 million, a decrease of 10.5% compared with $30.5 million during the prior-year quarter. The decrease in net earnings was mainly the result of decreased sales and higher relative operating expenses.

Quarters Ended October 2, 2021 and September 26, 2020

Net Sales

The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	October 2, 2021		September 26, 2020		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$123,235	44.9%	$136,013	45.5%	$(12,778)	(9.4%)	$7,457	(14.9%)
Southeast Asia Pacific	64,570	23.5%	76,313	25.6%	(11,743)	(15.4%)	85	(15.5%)
North Asia	33,068	12.1%	28,969	9.7%	4,099	14.1%	770	11.5%
Asia Pacific Total	220,873	80.5%	241,295	80.8%	(20,422)	(8.5%)	8,312	(11.9%)
Americas and Europe	53,479	19.5%	57,218	19.2%	(3,739)	(6.5%)	1,570	(9.3%)
	$274,352	100.0%	$298,513	100.0%	$(24,161)	(8.1%)	$9,882	(11.4%)

Asia Pacific: The decline in this region is largely the result of a challenging operating environment in several of our Asia Pacific markets due to the escalation of the COVID-19 pandemic, and a successful world-wide incentive program that took place in the prior-year quarter, which did not take place in the current-year quarter.  The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 15.5%, due to a 13.8% decrease in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in the Philippines and Australia, which had local currency net sales decline of 42.2% and 10.9%, due to a 42.3% and 9.5% decrease in active Customers, respectively. These declines were partially offset by local currency sales growth in Malaysia, which generated local currency net sales growth of 23.5%, due to a 17.5% increase in active Customers.  The increase in constant currency net sales in North Asia was driven by South Korea, which had local currency net sales increase of 12.8%, due to a 7.0% increase in active Customers.

Americas and Europe: The decline in this region was largely the result of the world-wide incentive program that took place in the prior-year quarter, which did not take place in the current-year quarter, as described above. The decrease in constant currency net sales in Americas and Europe was primarily the result of a sales decline in Mexico and Canada, where local currency net sales declined 22.6% and 11.2%, due to a 21.9% and 8.9% decrease in active Customers, respectively.

Gross Profit

Gross profit increased 40 basis points to 81.5% of net sales, up from 81.1% in the prior-year quarter. This increase can be attributed to favorable changes in currency exchange rates, and lower conversion costs as a result of higher production levels undertaken to build up inventory levels.  These improvements were partially offset by leverage lost on fixed period costs due to lower sales, and unfavorable change in market mix.

Associate Incentives

Associate incentives decreased 150 basis points to 42.4% of net sales, down from 43.9% in the prior-year quarter.  The relative decrease can primarily be attributed to the short-term incentive program offered during the prior-year quarter, as described above. These results were partially offset by increased spending on Associate related incentive trips in certain markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 220 basis points relative to net sales, and increased $1.0 million in absolute terms.  The relative increase can be attributed to leverage lost on lower net sales.  The increased expense in absolute terms is due to higher employee related costs, and an increase in variable expenses.

Income Taxes

Income taxes increased to 32.3% of pre-tax earnings, up from 31.1% of pre-tax earnings in the prior-year quarter.  The effective tax rate increased during the current quarter, due to lower consolidated profitability and lower deferred tax asset balances compared to prior expectations.

Diluted Earnings per Share

Diluted EPS decreased 5.6% to $1.36 as compared to $1.44 reported in the prior-year quarter. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.

Nine Months Ended October 2, 2021 and September 26, 2020

Net Sales

The following table summarizes the changes in net sales by geographic region for the nine months ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Nine Months Ended
	October 2, 2021		September 26, 2020		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$437,629	47.6%	$391,446	47.5%	$46,183	11.8%	$30,654	4.0%
Southeast Asia Pacific	212,819	23.2%	192,694	23.4%	20,125	10.4%	9,417	5.6%
North Asia	100,671	10.9%	82,072	10.0%	18,599	22.7%	5,529	15.9%
Asia Pacific Total	751,119	81.7%	666,212	80.9%	84,907	12.7%	45,600	5.9%
Americas and Europe	168,046	18.3%	157,911	19.1%	10,135	6.4%	6,087	2.6%
	$919,165	100.0%	$824,123	100.0%	$95,042	11.5%	$51,687	5.3%

Asia Pacific: The increase in constant currency net sales in Greater China was primarily driven by China, which generated local currency net sales growth of 5.3%. The increase in constant currency net sales in Southeast Asia Pacific was driven primarily by Malaysia and Singapore, which had local currency net sales growth of 39.4% and 10.7%, respectively. This growth was partially offset by the Philippines, which had local currency net sales decline of 9.8%.  The increase in constant currency net sales in North Asia was driven by South Korea, which had local currency net sales growth of 16.1%.

Americas and Europe: The increase in constant currency net sales in Americas and Europe was driven by net sales growth in the United States, which had local currency sales growth of 4.3%.  Additionally, Europe increased constant currency net sales by 10.1%.

Gross Profit

Gross profit increased 20 basis points to 82.0% for the first nine months of 2021, from 81.8% in the prior year.  The relative increase can be attributed to favorable changes in currency exchange rates, and lower conversion costs from higher production levels, partially offset by an unfavorable shift in market mix, and increased freight expense.

Associate Incentives

Associate incentives increased 60 basis points to 44.0% of net sales for the first nine months of 2021, compared with 43.4% in the prior-year period.  The relative increase can be attributed to changes in market sales mix, and increased spend on miscellaneous associate incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 50 basis points relative to net sales, and increased $18.5 million in absolute terms for the first nine months of 2021. The relative improvement can be attributed to leverage gained on higher net sales.  The increased expense in absolute terms is due to higher employee related costs, an increase in variable expenses associated with higher sales, and increased event costs in certain markets.

Income Taxes

Income taxes decreased to 30.8% of pre-tax earnings for the first nine months of 2021, down from 31.1% of pre-tax earnings in the prior-year period.  The lower effective tax rate is due primarily to increased earnings in the United States, which allowed for greater foreign tax credit utilization.

Diluted Earnings per Share

Diluted EPS increased 17.0% in the first nine months of 2021 to $4.68 as compared to $4.00 reported in the prior-year period.  This increase can be attributed to higher net earnings and a lower diluted share count.

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

Cash and Cash Equivalents

Cash and cash equivalents decreased to $248.7 million at October 2, 2021, from $311.9 million at January 2, 2021. Cash flow provided by operating activities generated $96.3 million during the nine months ended October 2, 2021.  The decrease in cash and cash equivalents was primarily due to cash used to repurchase and retire shares of our common stock totaling $148.9 million, which is comprised of $145.9 million cash, and an accrual for unsettled trades of $3.0 million, which was settled subsequent to quarter-end, and $9.6 million of capital expenditures.

The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	October 2, 2021	January 2, 2021
China	$108.7	$133.8
United States	80.1	119.7
All other markets	59.9	58.4
Total Cash and cash equivalents	$248.7	$311.9

Cash Flows Provided by Operations

As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities was $96.3 million for the first nine months of 2021.  Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by purchases of inventories, the payout of the annual employee bonus, and a reduction in trade payables.

Net cash flow provided by operating activities was $112.5 million for the nine months of 2020. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flows provided by operating activities, partially offset by purchases of inventories, the payout of the annual employee bonus, and a reduction in trade payables.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosures on this matter made in our 2020 Form 10-K.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the 2020 Form 10-K.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At October 2, 2021, the authorized amount available for repurchases under the plan was $137.2 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws.  Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC.  There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended October 2, 2021.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal July
(Jul. 4, 2021 through Aug. 7, 2021)	127	$97.74	127	$38,452
Fiscal August
(Aug. 8, 2021 through Sep. 4, 2021)	203	$95.92	203	$19,002
Fiscal September
(Sep. 5, 2021 through Oct. 2, 2021)	193	$92.65	193	$137,152*
	523		523

*Information with respect to the authorization of the share repurchase plan may be found in Note J to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.18	First Amendment to the Second Amended and Restated Credit Agreement dated as of April 21, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2021, filed May 11, 2021, Exhibit 10.18, File No. 001-35024).
10.19	*USANA Health Sciences, Inc. Deferred Compensation Plan (filed herewith)
10.20	*USANA Health Sciences, Inc. Deferred Compensation Plan Adoption Agreement (filed herewith)
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)