Form 10-K
period 2022-01-01
USANA HEALTH SCIENCES INC
filed 2022-03-01
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $2,052,207,994 based on a closing market price of $102.43 per share.

There were 19,320,020 shares of the registrant’s common stock outstanding as of February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 1, 2022, in connection with the registrant’s 2022 Annual Meeting of Shareholders to be held May 9, 2022.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended January 1, 2022

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

PART I

Item 1. Business

General

USANA Health Sciences, Inc. is a publicly held direct-selling nutrition, personal health and wellness company. In 2021, we generated $1.186 billion in net sales and finished the year with approximately 560,000 active Customers worldwide. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time, we have developed and manufactured high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 24 markets worldwide, where we distribute and sell our products by way of direct selling. Mainland China (“China”) is our largest market and single largest source of revenue, representing approximately 42.7% of net sales and approximately 41.6% of active Customers. We distribute our products through the direct selling channel, because we believe it is the most conducive sales channel to meeting our vision, which is improving the overall health and nutrition of individuals and families around the world. As a U.S.-based multi-national corporation with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we manufacture, and sell, and our method of distribution.

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

This “Item 1. Business” provides detailed information about our worldwide business, including who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (this “report” or “Annual Report”) is as of or for the fiscal year ended January 1, 2022. We also discuss the development of our company and the geographic areas where we do business. For the year ended January 1, 2022, there were no material changes to our corporate structure or our method of conducting business.

Current Focus and Growth Strategy

In 2022 we plan to execute our global growth strategy which is focused on increasing the number of active Customers in each of our markets.  We plan to do this by (i) continuing to advance our digital strategy through targeted investments; (ii) continuing to pursue product development and further leveraging our foods manufacturing facility; (iii) focusing on our China market in particular and our customer base in that market, and (iv) pursuing growth opportunities through business development activities.

Digital Investments

Expanding, enhancing and leveraging our digital capabilities to create the best overall customer experience remains a top priority. Collaboration between our sales leaders and management team, combined with assessment of customer feedback, are some of the driving forces behind our planned digital investments in 2022. Among the many projects planned for the year, we highlight the following: (i) building on shopping cart conversion rate progress made in 2021 and (ii) enhancing onboarding programs and training tools for new Associates.

●	Conversion rates: In 2021 we focused on improving the customer shopping experience and our internal data indicates that shopping cart conversion rates have improved meaningfully. This year we will focus on the next step of improving the checkout process.

●	Onboarding programs and training tools: We plan to roll out a new education and communication onboarding program for our new Associates in Q2 2022. This program will offer product education and utilize our key online and app-based digital tools that we introduced in 2021. The combination of these learning tools is intended to improve the onboarding process and experience for new Associates through additional communication, notifications and orientation, which we believe will help drive more efficient customer acquisition

Product Development

Our foods plant ("USANA North" facility) in Salt Lake City, UT, houses the manufacturing for all of our foods-related products, is now fully operational. We believe the investments in this facility will allow us to be more agile and cost efficient in responding to both current and future opportunity.

Although the rollout of additional Active Nutrition products were delayed in certain markets in 2021, we have officially resumed the rollout in Q1 2022, beginning with our Nutrimeal Free Active and Collagen Protein Bar, both of which are being manufactured in the USANA North facility. We intend to introduce additional new Active Nutrition products throughout 2022, as well as several products in conjunction with USANA’s 30th year anniversary.

China Strategy

We remain very optimistic about the long-term growth prospects in our China business. We made progress in 2021 in several different areas of the business, including:

●	Our research collaboration agreement with Beijing University of Chinese Medicine (China), which has several research projects that have been approved and are underway.

●	Our China leadership team, which has been strengthened through the addition of several experienced professionals.

●	Our branch office redesign strategy, which we believe will drive increased customer activity and retention.

Other key initiatives in China in 2022 include:

●	Continuing our digital transformation: We will continue to make several digital investments aimed at improving the overall customer experience. These investments include: (i) improving the speed and efficiency of the onboarding process through automation, (ii) enhancing notifications within the shopping app, which will help drive increased retention, (iii) simplifying the shopping experience, and (vi) adding features and functionality to existing apps that will help improve overall efficiency and stimulate growth.

●

Enhancing our Associate-focused marketing content: We plan to leverage new product training videos, testimonials and business trainings from our new media studio. We believe this will help with new customer acquisition while also improving longevity.

●

Building upon recent collaborations and partnerships. We recently renewed our partnership with the National Sports Training Bureau and we are looking for additional partnerships to promote our new Active Nutrition line. We also continue to work closely with Beijing University of Chinese Medicine (China) and we hope to have meaningful results from many of these projects and to start commercializing products as soon as possible.

Business Development

A strong balance sheet and our willingness to invest in growth allows us to pursue a wide-range of opportunities that are additive to our long-term success. Our focus remains on opportunities that strengthen, diversify, and grow our worldwide business by focusing on: (i) overall nutrition; (ii) vertical integration; (iii) product and category expansion; and (iv) geographic expansion.

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

		2021 – 68% 2020 – 66% 2019 – 64%	Proflavanol® CoQuinone® 30 BiOmega-3™
Essentials/CellSentials®(1)	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2021 – 18% 2020 – 19% 2019 – 19%	USANA CellSentials Essentials HealthPak 100™
Foods(2)

Includes meal replacement shakes, snack bars, and other related products that promote healthy weight management, digestive health, energy and hydration through a holistic approach. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.

		2021 – 7% 2020 – 7% 2019 – 8%	Nutrimeal Fibergy RESET™ weight-management program
Personal Care and Skincare

Includes our premium science-based personal care products and Celavive, our innovative skincare system formulated with our USANA InCelligence Technology®.  Celavive offers a comprehensive skincare regimen benefiting multiple skincare types and ethnicities, upgraded science, and more noticeable user benefits.

		2021 – 6% 2020 – 7% 2019 – 8%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2021 – 1% 2020 – 1% 2019 – 1%	Associate Starter Kit Product Brochures Logo Merchandise

______________________

(1) Represents a product line consisting of multiple products, as opposed to the USANA® Essentials/ CellSentials product.

(2) Includes the Active Nutrition line, which launched in five markets late in the first quarter of 2021 and will roll out to additional markets in future periods.

In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on innovation, we will look for innovative product opportunities such as our Celavive and Active Nutrition product lines.

Total product sales, as a percentage of net sales, represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2021	2020	2019

Key Product
USANA Essentials/CellSentials	12%	13%	12%
Proflavanol	10%	11%	11%
Probiotic	9%	9%	10%

Other top-selling products include our Soy Lecithin, Hepasil, and HealthPak™.

Geographic Presence

We have ongoing operations in the following markets, which are presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia.  The countries included in these regions and sub-regions are described below:

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

Impact of Foreign Currency Exchange

Because we have operations in multiple markets, with sales and expenses generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates.  In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2021, net sales outside of the United States represented approximately 90.7% of consolidated net sales.

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

Our scientific staff includes experts on human nutrition, cellular biology, biochemistry, genetics, the microbiome, natural product chemistry, foods and cosmetic science, and clinical research. These experts continually review the latest published research on nutrition, present their findings at scientific conferences, publish in scientific journals, and collaborate with third-party researchers and institutions to identify possible new products and product upgrade opportunities.

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

Our in-house research team has established and maintained good working relationships with scientists at a number of universities and research institutes, including the University of Washington, the University of Utah, The Foods for Health Institute at The University of California Davis, Roseman University of Health Sciences, University of Memphis, Beijing University of Chinese Medicine (China), Peking University (China), Central Queensland University (Australia), University of Ghent (Belgium), and other academic institutions globally.  These relationships help us continue to advance our knowledge, expertise and leadership in several areas of applied human nutrition.

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

In fiscal years 2021, 2020, and 2019, we expended $11.1 million, $10.6 million, and $10.3 million, respectively, on product R&D activities.  Going forward, we expect to continue to increase our spending and resources for R&D to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. We believe our attention to product quality is a sustainable competitive advantage that also provides a substantial barrier to entry for competitors who wish to enter our space.

Manufacturing and Quality Assurance

We conduct manufacturing, production and quality control operations for approximately 63% of our products in-house. We have established and maintain a manufacturing and quality control facility at our corporate headquarters in Salt Lake City, Utah. In 2019, we expanded this facility to allow us to manufacture our food products in-house. This facility started to produce saleable product during the fourth quarter of 2020. BabyCare manufactures and produces a significant portion of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. This section of this Annual Report gives you more information about our manufacturing, production and quality control operations.

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

Third-Party Suppliers and Manufacturers

We contract with third-party suppliers and manufacturers for the production of certain of our products, which account for approximately 37% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy® Drink, Probiotic, our powdered drink mixes, foods and certain personal care and skincare products, including our Celavive line for markets outside of China. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. As noted above, with the expansion of our manufacturing facility in Salt Lake City, Utah, we are able to self-manufacture our foods product line. Additionally, we plan to increase the proportion of the personal care and skincare products that we manufacture. This will reduce our reliance on third-party suppliers and manufacturers and add to our operating strengths, which are described below in this Annual Report.

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

Associates. Outside of China, a person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes a USANA Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s sales organization. New Associates must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other direct selling opportunities. Associates who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging approximately $22 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other direct investment is required to become an Associate.

Once a person becomes an Associate, she, he, or they may purchase products directly from us at wholesale prices for their personal use and for resale to customers. Our Associates are also entitled to build sales organizations by attracting, enrolling and selling product to new customers. Associates are not required to recruit or sponsor new Associates and we do not compensate Associates for sponsoring or recruiting Associates. The sponsoring of new Associates results in the creation of multiple levels within our direct sales structure. Sponsored Associates are referred to as part of the sales organization of the sponsoring Associate. New Associates in turn may sponsor new Associates and Preferred Customers, creating additional levels in their sales network, but also forming a part of the same sales organization as the original sponsoring Associate. As outlined below, Associates who are interested in earning income with USANA must successfully sell USANA products and establish a network of product consumers in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.

Associate Compensation. This section describes our Associate Compensation Plan generally, except for our China operations, which are discussed separately below under the caption “China Business.” Our Compensation Plan provides several opportunities for Associates to earn compensation, provided they are willing to work consistently at (i) sharing, marketing and selling USANA products to consumers and (ii) building, training, and retaining their sales organizations. The purpose behind each form of compensation under our Compensation Plan is to reward committed Associates for generating product sales either directly or indirectly through their sales organization and network of product consumers.

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

China Business. As explained above, the Chinese government maintains direct selling laws and regulations that differ materially from our other markets around the world. Although these laws and regulations permit direct selling, they impose a number of financial and operational restrictions, including a prohibition of pyramid selling and multi-level compensation systems. The Chinese government has also implemented a number of administrative and regulatory measures around direct selling to control these prohibited activities. To reduce the risk that the Chinese government might view BabyCare’s business model as conflicting with these laws and regulations, BabyCare utilizes a business model that is different from the model we use elsewhere in the world. BabyCare’s business model has been developed specifically for the China market and is based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of China's direct selling laws and regulations, as well as its understanding of how the government interprets and enforces these laws and regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China. Consequently, individuals who join BabyCare in China do not participate in our Compensation Plan outside of China; instead, they are compensated under BabyCare’s compensation plan, which has been established for China. Notwithstanding the foregoing, BabyCare has not received approval from the Chinese government that its business model, compensation plan or operations comply with applicable laws and regulations, including those pertaining to direct selling.

BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct selling license granted by the local provincial government; and (d) through independent distributors who are considered independent business owners under Chinese law. Individuals who reside in China and who are interested in being part of our business in China may do so by enrolling with BabyCare. While the process for enrolling with BabyCare is similar to the process for joining our business in other markets, individuals must initially enroll with BabyCare as a China Preferred Customer ("CPC"). CPCs are similar to Preferred Customers in our other markets, but CPCs may also refer other CPCs in China and receive free product value from us on future product purchases based on the volume of product purchased by CPCs they have referred.

A CPC may become a direct seller or independent distributor (which we report collectively as Associates) in China by electing to do so and agreeing to adhere to BabyCare’s policies and procedures in China. Our direct sellers in China are permitted by our policies and the terms of our direct selling licenses to sell product away from fixed retail locations in the provinces and municipalities where BabyCare has been granted a local direct selling license. Direct sellers are compensated for their sales under BabyCare’s compensation plan and do not receive compensation for promotional, marketing, or sales services that independent distributors are eligible to receive (as described below). Independent distributors are independent business owners who sell BabyCare’s products in China and also provide promotional, marketing, and sales services for BabyCare in China. Under BabyCare’s compensation plan, independent distributors are compensated not only for their own product sales, but also for their productivity in providing promotional, marketing and sales services. BabyCare’s compensation to its independent distributors for these services is intended and designed to be business-to-business compensation under Chinese law. To calculate independent distributor compensation for these services, we (i) use our world-wide Compensation Plan to track sales volume, and other metrics for the group of CPCs, distributors and others in China to whom the independent distributor provides promotional, marketing and sales services on behalf of BabyCare; (ii) calculate the fee-based compensation for the various services performed by the distributor; and (iii) pay the corresponding service fee to the independent distributor in China on a monthly basis. The fee-based compensation we pay our China independent distributors is comparable to the compensation available to our Associates in other markets and competitive with other direct selling companies in China.

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

Associate Training and Motivation. Initial training of Associates about USANA, our products and Compensation Plan, and global direct selling in general, is provided primarily by an Associate’s sponsor and others in the Associate’s sales organization. We develop and sell training materials and sales tools to assist Associates in building their businesses, and we provide reprints from commercial publications that feature USANA that may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates tend to be those who participate in such training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new customers to purchase our products, and to educate and train new Associates regarding our products and Compensation Plan.

Operating Strengths

Our principal objective is to improve the overall health and nutrition of individuals and families around the world.  We do this through developing and manufacturing high-quality, science-based nutritional, and personal care and skincare products that promote long-term health, and providing a global direct selling opportunity for our Associates who desire to distribute our products and earn supplemental income. Our strategy is to capitalize on our operating strengths, which include (i) a strong R&D program; (ii) significant in-house manufacturing capability; (iii) high quality science-based products; (iv) an equitable Associate Compensation Plan; (v) a scalable business model; and (vi) an experienced management team.

Emphasis on Research and Development. We have a technical team of experienced scientists, including several holding doctoral degrees, quality engineers, and regulatory specialists who contribute to our R&D activities. In our R&D laboratories, our scientists and researchers:

●	Investigate activities of natural extracts and formulated products in laboratory and clinical settings;

●	Identify and research combinations of nutrients that may be candidates for new products;

●	Develop new nutritional ingredients for use in supplements;

●	Study the metabolic activities of existing and newly identified nutritional ingredients;

●	Enhance existing USANA brand products, as new discoveries in nutrition, personal care and skincare are made;

●	Formulate products to meet diverse regulatory requirements across all of our markets; and

●	Investigate processes for improving the production of our formulated products.

Our in-house research team also conducts double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we collaborate with outside research organizations to further support various aspects of our R&D efforts. Our in-house research team has funded clinical research programs and works closely with scientists at a number of universities and research institutes, including those listed under the caption “Research and Development” above, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome. It is through our internal R&D efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be some of the highest quality health products in the industry.

In-house Manufacturing. We manufacture products that account for approximately 63% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:

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

Equitable Associate Compensation Plan and Support. We are committed to increasing our product sales by providing a competitive compensation plan that attracts and retains Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis, in most markets. Where permissible, our Compensation Plan is implemented as a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have product consumers and/or a sales organization where we conduct business. Our China operations maintain their own compensation plan, which is structured differently than our plan in other markets. In China, we pay Associates on a monthly basis.

To support our Associates, we sponsor virtual and in-person meetings and events throughout the year, where we offer information about our products and our global direct selling system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of our management team. Due to the ongoing COVID-19 pandemic, we continue utilizing a primarily virtual strategy to hold meetings and events with our Associates; however, in markets where health and safety best practices have allowed us to safely do so, we have held in-person meetings. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.

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

●

A stream of recurring revenue generated from our monthly product subscription program known as “Auto Order,” which we utilize in all of our markets (this program offers a 10% price discount and represented 63% of our product sales volume for the year ended January 1, 2022); and

●

The ability to expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China, however, require more significant local investment.

Experienced Management Team. Our management team includes individuals with expertise in various scientific and managerial disciplines, including global direct selling, nutrition, product research and development, international development, marketing, sales, information technology, manufacturing, finance, legal, regulatory, and operations. This team is responsible for supporting growth, R&D, international expansion, strengthening our financial condition, and improving our internal controls.

Competition

Our industry is very competitive and the barriers to entry are not significant. We compete with manufacturers, distributors, and retailers of nutritional products in many channels, including global direct selling, specialty retail stores, wholesale stores, and the internet generally. We also compete with other public and privately owned global network marketers for distributor talent, including for example Amway, Herbalife, and Nu Skin. On both fronts, compared to USANA, some of our competitors are significantly larger, have a longer operating history, higher visibility and name recognition, and greater financial resources. We compete with these entities by emphasizing to our Associates, Preferred Customers, and potential customers the strengths of our business, as described in the "Operating Strengths" section above.

Product Returns

Product returns have not been a material factor in our business, totaling approximately 0.6% of net sales in 2021, and 0.7% of net sales in 2020, and 2019, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows customers to receive a 100% refund on the purchase price on all product orders that are unused and returned within the first 30 days following purchase. Additionally, we offer a 100% refund of the sales price on all product orders that are unused and resalable up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Associate may result in cancellation of an Associate’s distributorship.

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

Associate Compliance

Our reputation depends upon the quality of our products and the integrity of our Associates. We continually monitor and review our Associates’ compliance with our policies and procedures as well as the laws and regulations applicable to our business around the world. Part of this review entails an assessment of our Associates’ sales activities to ensure that they are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates use marketing and promotional materials provided by USANA. Associates are permitted to produce their own marketing and promotional materials. However, prior to doing so, Associates are required to complete an Advertising Certification to help educate them and prevent them from making unapproved product and business claims.

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

Information Technology

We believe that the ability to efficiently manage sales, active Customer data, distribution, compensation, manufacturing, inventory, accounting and finance, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success.  We continually evaluate changes in the information technology environment in connection with our efforts to capitalize on new technologies, keep pace with regulatory standards, and secure our systems and data. Over the last several years, we have meaningfully invested in technology systems and infrastructure to create a better overall customer experience for our customers and we will continue to invest in this area going forward.

Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes that support our global operations 24 hours a day and 365 days a year. Three of our most critical applications include:

●

A web-based application that provides online services to Associates, such as training sessions and presentations, online shopping, enrollment, a real-time reporting engine, USANA and product information, web hosting, email, and other tools to help Associates effectively manage their business and sales organizations;

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

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors.”

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

Advertising of our products in the United States is subject to regulation by the FTC under the FTC Act. Claims by us or our Associates about our products that cannot be adequately substantiated may be considered unfair or deceptive acts or practices and may expose us to liability under the FTC Act. In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight-management, and cosmetic products. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the United States, and we believe that we have organized the documentation to support our advertising and promotional practices. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the United States.

The FTC may enforce compliance with the law in a variety of ways both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. During 2020, for example, the FTC sent warning letters to several nutrition companies and direct-selling companies in connection with advertising claims that the companies and/or their distributor sales people were making about the respective company's products ability to prevent or treat COVID-19.  Failure to adhere to FTC warning letters or other orders can result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to market our products successfully in the United States.

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

In the United States, the FTC has jurisdiction to regulate direct selling companies under the FTC Act. The FTC’s interpretation of the applicable direct selling laws and regulations has evolved over the last several years as represented in various consent orders between the FTC and certain direct selling companies, guidance issued by the FTC to the direct selling industry and informal communications from the FTC to the industry. The FTC, through these consent orders, guidance and communications, has addressed a variety of consumer protection issues, including misleading earnings representations by a company or its independent distributors, as well as the fairness and legal compliance of a company’s business model and distributor compensation plan. For example, in 2020, the FTC sent warning letters to several direct-selling companies in connection with income claims allegedly made by the companies and/or their distributor sales forces in the context of the respective company's business opportunity during the COVID-19 pandemic. The consent orders, guidance and communication from the FTC have also created a degree of ambiguity and uncertainty regarding how the FTC and other regulators will interpret the laws, regulations and judicial precedent applicable to direct selling in the United States. In October 2021, the FTC, pursuant to its Penalty Offense Authority under the FTC Act, sent letters to over 1,100 companies, including USANA, warning them that the FTC could seek penalties of up to $43,792 per violation for conduct determined to be unfair, deceptive, or otherwise unlawful in certain prior FTC actions. The letter did not accuse any recipient company, including USANA, of engaging in unlawful conduct. But if the FTC later alleges that we have engaged in acts or practices found to be unfair, deceptive, or unlawful in the actions referenced in the letters, we could be at risk of penalties and other potential liability.

As noted above, the Chinese government has adopted direct selling laws and regulations that contain a number of financial and operational restrictions on direct selling companies, as well as prohibitions on pyramid selling and multi-level compensation. These regulations are subject to discretionary interpretation and enforcement by various municipal, provincial and state officials in China. Departments within the Chinese government that regulate direct selling include the Ministry of Commerce (“MOFCOM”), the Ministry of Public Security (“MPS”) and their regional and local counterparts. BabyCare’s business model has been developed specifically for China based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China.

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

BabyCare has obtained direct selling licenses in certain provinces and municipalities in China, but must obtain others from additional provinces and municipalities if it is to continue to expand its direct selling business model in China. As of the date of this Annual Report, BabyCare has been granted licenses to engage in direct selling in the provinces and municipalities of Beijing, Jiangsu, Shaanxi, and Tianjin.

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

Transfer Pricing Regulation. In the United States and many other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported by our United States or international entities and taxed accordingly. We have adopted transfer prices, which are supported by formal transfer pricing studies for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing studies. We have experienced instances in the past where international taxing authorities have successfully challenged our transfer pricing calculations and agreements and assessed us additional tax. Going forward, if the U.S. Internal Revenue Service (“IRS”) or the taxing authorities of any other jurisdiction successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings could be adversely affected. The tax treaties between the United States and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to our product names.  We own 26 trademarks that are registered with the U.S. Patent and Trademark Office.  Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark by a third party in connection with a similar product in similar channels of trade anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Seasonality

Although we are not significantly affected by seasonality, we do experience variations in the activity of our customers in many of our markets in the first and fourth quarters around major cultural events such as Chinese New Year and Christmas.

Backlog

Our products are typically shipped within 72 hours after receipt of an order. As of February 25, 2022, we had no significant backlog of orders.

Working Capital Practices

Due to our dual role as manufacturer and distributor, we require substantial inventories, as such, we strive to maintain sufficient amounts of inventory in order to provide a high level of service to our customers. Additionally, we have strategically increased our inventory levels over the last few years as we have introduced new product lines, supported promotional activity, and attempted to offset disruptions related to the COVID-19 pandemic that have impacted our ability to operate and ship products. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost increases and supply risks.

Environment Laws

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

Our Values and Culture

Our business is driven by our four Core Values:

●	Excellence: We rely on scientific research to provide innovative, healthy living solutions, and we empower all individuals to continually improve each day.

●	Community: We support, care for, and encourage one another, and the world, to live happier, healthier lives.

●	Integrity: We demonstrate honesty, responsibility, and accountability through our individual actions and corporate decision-making.

●	Health: We cultivate a holistic view of wellness that supports a healthy body and a strong mind.

Corporate Sustainability

During the first quarter of 2021, our Board of Directors formed a separate Sustainability Committee to oversee and advise on all matters related to corporate sustainability, including environmental, social and governance (“ESG”).  The Sustainability Committee is composed of directors Peggie Pelosi, Chair; John Fleming; Frederic Winssinger; and Tim Wood.  We will continue to incorporate and advance sustainability-related best practices across all of our markets as part of our commitment to improving the health and wellness of individuals, families and communities around the world.

Our ESG strategy centers on three main pillars - products, people, and planet - that encompass where we are focusing our sustainability efforts now and in the future. To achieve our goals, we plan to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable day by day.

Strategic Pillars	Tier One Topics	Tier Two Topics
Products	● Product quality and safety ● Responsible Sourcing ● Health and nutrition	● Affordable and accessible products
People	● Talent Management and development ● Employee health, safety, and well-being ● Diversity, equity, and inclusion	● Human rights
Planet	● Sustainable packaging ● Waste management ● Greenhouse gas management	● Biodiversity and environmental conservation ● Energy management ● Water management

We encourage you to review our 2020 Sustainability Report through our investor relations website https://ir.usana.com/ for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, is deemed incorporated by reference into this Report.

Human Capital

We believe that "creating the healthiest family on earth by empowering the individual" starts with our employees. Key to our ambition is giving our employees the skills and development they need to build a meaningful career and tools to support their total health and wellness and enhancing our diverse and inclusive workplace culture to help employees thrive. We also believe that the manner in which we address issues related to workforce demographics, diversity and inclusion, community involvement, talent management, and employee health and safety directly correlates to our success as a business.

As of February 25, 2022, we had approximately 1,978 employees working in 22 countries worldwide, as measured by full-time equivalency. The majority of our employee population resides in the United States (47%) and China (28%). Approximately 58% of our worldwide employee population is female.  We are actively working through initiatives such as our Women in Leadership Program, along with formal and informal mentorship programs, to continue promoting and hiring talented and capable women into management roles.  We have also increased the number of women in senior leadership roles over the past several years.

Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.

As our employee and customer base continues to become more diverse, our leadership team recognizes the importance that diversity, equity and inclusion (“DEI”) has on our long-term success. Consequently, we created a DEI council, which is responsible for developing enterprise goals and strategies in three areas:

●	Raising awareness of the unique diversity within our organization and putting policies in place to support an inclusive culture,

●	Strengthening career development opportunities for diverse employees; and

●	Increasing engagement in our communities through philanthropy and employee volunteerism.

Our leadership believes we can have the most significant impact by focusing on education and awareness, career and leadership skill development, and community engagement. In 2021, we launched several initiatives related to these focus areas including leadership and employee trainings with an emphasis on fostering a diverse and inclusive workplace, over 1,500 employee volunteer hours to organizations that support equity, and creating programs that support internal mobility for underrepresented groups. We fully intend to build on what we have done to this point while also expanding into workshops and events, community partnerships, and programs that help to develop and retain talent. This is all achieved by the cross-functional efforts across all areas of the business, coordinated and directed by the DEI council and its executive sponsors.

We understand the value of developing employees at every level.  Our leaders actively participate in leadership development programs that include mentorship and coaching, online learning, and regular company and industry specific training programs.  Additionally, we have over 90% of our global employee population engaged in our online learning platform and more than 300 participants have completed our mentorship and coaching program.  All employees are encouraged to attend training specific to their role, as well as, utilize our tuition reimbursement program, which has provided additional monetary support to employees at all levels as they pursue bachelor and advanced college degrees.

The health and safety of employees is also a key element in providing return to all stakeholders.  In addition to following mandatory government requirements for health and safety, we have established a wellness program that includes free nutritional products to employees.

Employees who work out of our corporate headquarters have access to an on-site gym, exercise classes, free access to massages, and chiropractic care.  We also have a health clinic located on the campus of our corporate headquarters to provide medical and mental health care, which is actively engaged in the health of about 36% of our eligible employees.

The health and safety of our employees around the world remains our top priority. We remain committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. Although a significant portion of our non-manufacturing and non-distribution employees continued with remote working arrangements, we began efforts during the second quarter of 2021 to bring these employees back to our offices, in markets where health and safety best practices have allowed us to safely do so. In connection with this effort, we are permitting most of our employees to utilize a hybrid work schedule, which allows them to split their time working at the office and remotely. Employees working on site are required to follow applicable health and safety guidelines. We are also continuing to utilize flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. Where necessary in our international markets, we have temporarily closed product will-call centers and continue to offer curbside delivery and subsidized shipping to customers. We will continue to monitor the situation surrounding the pandemic and implement additional risk mitigation actions where necessary.

We recognize that a strong commitment to community is essential to all stakeholders.  To that end, in 2012, we established the USANA Foundation, which operates independently to provide nutrition to under-privileged children and families worldwide. In 2021, the USANA Foundation:

●	Provided over 4 million meals;

●	Provided approximately $1.1 million in aid and grants to partner charities around the world;

●	Distributed weekly backpacks of food for children in 38 schools to take home on the weekend;

●	Supported 38 additional schools by providing large packs of food for children to take home during long holiday breaks; and

●	Gifted over 10,000 bottles of children's vitamins to some of the most malnourished children in Africa.

In addition, a discussion of the risks relating to our ability to attract and retain active Associates and Preferred Customers, and the loss of key management, is discussed further in Item 1A. Risk Factors.

Information About Our Executive Officers and Directors

Executive Officers

The following table sets forth certain information regarding our Executive Officers as of the date of this Annual Report.

Name	Age	Position
Kevin G. Guest	59	Chief Executive Officer and Chairman of the Board
Jim Brown	53	President
G. Douglas Hekking	52	Chief Financial Officer
Paul A. Jones	58	Chief People Officer
P. Joshua Foukas	46	Chief Legal Officer, General Counsel and Corporate Secretary
Daniel A. Macuga	52	Chief Communications and Marketing Officer
Robert Sinnott	57	Chief Scientific Officer
Walter Noot	56	Chief Operating Officer
David Mulham	61	Chief Sales Officer
Brent Neidig	38	Chief Officer and Managing Director of China

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

Board of Directors

The following table sets forth certain information regarding our Directors as of the date of this Annual Report.

Name	Age	Position
Kevin Guest	59	Chief Executive Officer and Chairman of the Board
Robert Anciaux	76	Director
Gilbert A. Fuller	81	Director
Xia Ding	51	Director
Peggie J. Pelosi	66	Director
Frederick J. Winssinger	53	Director
Timothy Wood	73	Director
John T. Fleming	78	Director

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

Item 1A. Risk Factors

We are subject to and encounter various substantial risks and events that adversely affect our business, results of operations, cash flows, financial condition and the price of our common stock. You should consider the following risk factors, in addition to the information presented elsewhere in this Annual Report, particularly under the heading “Cautionary Note Regarding Forward-Looking Statements,” on page 1, and the disclosures contained in Part I, “Item 1. Business,” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, as well as in the other filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks discussed below are not the only risks that we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

Global Pandemic

The COVID-19 pandemic is expected to continue and may adversely affect our business.

The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted our business in various markets around the world and continues to present an unpredictable operating environment for us in many of our markets. To address the pandemic, many governments have issued various restrictive orders that affect businesses and consumers. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations we maintain in some markets. The pandemic has also affected the availability and cost of various of our raw materials, packaging materials and shipping resources to transport our product to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or face more significant closures in the future as the pandemic continues. These factors and others related to the COVID-19 pandemic, including the spread of new variants of the virus, will likely continue to negatively affect our business and our financial results in a number of ways. The situation around the world with respect to the COVID-19 pandemic continues to evolve and change rapidly, and uncertainty regarding its duration and future impact continues to exist.

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

Various laws and regulations in the United States and other countries regulate direct selling. These laws and regulations exist at many levels of government in many different forms, are inherently fact-based, and often do not include “bright line” rules. We are also subject to the risk that the laws and regulations, or a regulator’s interpretation and enforcement of the laws and regulations, could change. From time to time, we have received requests to supply information regarding our business to regulatory agencies. We have also been required to modify our Compensation Plan in certain jurisdictions to comply with the interpretation of the regulations by local authorities. We obtain regulatory approval of our Compensation Plan when required or, when not required, we may seek a legal opinion regarding compliance. We may also be prohibited from distributing products through direct selling or paying multilevel compensation in some countries.

In the United States, the FTC has actively warned various direct selling companies and the industry as a whole about certain business practices associated with direct selling and entered into settlements with several direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from FTC enforcement actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations and legal compliance of those companies’ business models and distributor compensation plans. For example, in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors were making misleading earnings representations and that the company was utilizing an illegal business model. Also in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors had made misleading income representations and that the company was utilizing an unfair and deceptive compensation plan. In September 2019, the FTC entered into a settlement with a direct selling company following an FTC enforcement action, which included the alleged violations noted above. Pursuant to this settlement, the company is permanently prohibited from using a multilevel compensation plan in the United States. Following this settlement, the FTC initiated litigation with another direct selling company for similar alleged violations and is seeking similar remedies, including a prohibition of multilevel compensation in the U.S. In 2020, the FTC sent warning letters to several direct-selling companies regarding product and/or income claims that the companies and/or their distributor sales forces were making related to the COVID-19 pandemic. Settlements, such as those described in the cases described above, may require a direct selling company to pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate independent distributors and change its marketing practices to avoid misleading product or income representations, among other things. Although a settlement between the FTC and a specific company does not generally have force of law or binding effect on other companies, FTC officials have indicated that the direct selling industry should look to these consent orders, and the principles contained therein, for guidance.

In October 2021, the FTC, pursuant to its Penalty Offense Authority under the FTC Act, sent letters to over 1,100 companies, including USANA, warning them that the FTC could seek penalties of up to $43,792 per violation for conduct determined to be unfair, deceptive, or otherwise unlawful in certain prior FTC actions. The letter did not accuse any recipient company, including USANA, of engaging in unlawful conduct. But if the FTC later alleges that we have engaged in acts or practices found to be unfair, deceptive, or unlawful in the actions referenced in the letters, we could be at risk of penalties and other potential liability. We regularly analyze our business model in response to settlements between the FTC and other direct selling companies, as well as guidance and other communications issued by the FTC, and from time to time we refine aspects of our business model where appropriate. Although we strive to ensure that our business model and compensation plan are compliant with applicable laws and regulations, as well as regulatory guidance, in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

The FTC is currently advocating and considering certain legal and regulatory changes that, if implemented, could have a material adverse effect on our business.  For example, the FTC has formally asked Congress to pass legislation that would allow the FTC to recover monetary redress for consumers pursuant to Section 13(b) of the FTC Act.  The FTC is also currently reviewing the Business Opportunity Rule, which according to the FTC requires business opportunity sellers to give prospective buyers specific information to help them evaluate a business opportunity, thus ensuring that the prospective purchasers have the information they need in order to assess the risks of buying a work-at-home program or any other business opportunity.  Direct sellers like USANA are currently exempt from the Business Opportunity Rule, but the FTC could include direct sellers within the scope of the rule as a result of the review.  If direct sellers become subject to the Business Opportunity Rule, we will have to comply with disclosure requirements that could significantly increase the cost of doing business and have other material adverse effects on our business.

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

All Associates contractually agree to adhere to our policies. Although these policies prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the sale of the products, from time to time Associates, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us in our various markets by regulatory agencies, state attorneys general, or private parties – and in China by the Chinese government. Legal actions against us or our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. We take what we believe to be commercially reasonable steps to (i) regularly train our active Associate base and (ii) monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure compliance with our policies. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Associates and Preferred Customers and may have an adverse effect on our business, financial condition, and results of operations.

We may have or could incur obligations relating to the activities of our Associates.

Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies may impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes as well as employee benefits with respect to our Associates. In particular, the laws regarding independent contractor status in certain jurisdictions, including the United States, continue to evolve and, in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies, including USANA. In 2020, we were named as a defendant in a private lawsuit in California by a plaintiff’s firm that is seeking to reclassify our California Associates from independent contractors to employees under California state law.  While we do not believe this litigation is material to our business, and we believe we have legally and appropriately classified our Associates as independent contractors, it is possible that this lawsuit or potential future laws, could negatively impact the independent contractor status of our Associates or distributors in direct selling companies in general. If federal, state or local laws and regulations or the interpretation of such laws and regulations change to require us to treat our Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

Our Greater China region consists of China, Hong Kong, and Taiwan and has been our largest region for sales over the last several years and China has been our largest market. Our international growth strategy has focused largely on growing our China business. In 2019, our sales and active Customer counts in both the Greater China region and our China market declined, largely because of a challenging operating environment in China. Additionally, throughout 2021, and 2020, health officials in Greater China continued to respond to the COVID-19 pandemic, which also created a challenging environment for our business in China. If we are not successful in continuing to grow BabyCare’s sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition, results of operations and cash flows may be harmed. BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. Although we believe that we will be successful in growing BabyCare’s business in China, it is difficult to assess the extent to which BabyCare’s business model and compensation plan will be successful or deemed to be compliant with applicable Chinese laws and regulations. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in continuing to increase sales and customers in China through BabyCare.

Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the Chinese government modifies its direct selling laws and regulations, or interprets and enforces these laws and regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.

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

The Chinese government also exercises significant control over the Chinese economy, including through controlling capital, foreign currency exchange, foreign exchange rates and tax regulations, providing preferential treatment to certain industry segments or companies and issuing required licenses to conduct business. We could face additional risks resulting from changes in China’s data privacy and security requirements. Accordingly, any adverse change in the Chinese governmental, economic or other policies could have a material adverse effect on BabyCare’s business in China and our consolidated results of operations.

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

Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. For example, following adverse media coverage of certain health product companies and direct selling companies in 2019, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a review of health product and direct selling companies in China. The review required applicable companies such as BabyCare to conduct a self-assessment of the regulatory compliance of their business and to provide information to the government regarding the same. The review also entailed a review of a company’s regulatory compliance by various departments of the Chinese government. During this review, the Chinese government, among other things, (i) instructed direct selling companies not to hold large distributor meetings, and (ii) suspended its application review process for direct sales licenses and authorizations. The Chinese government has yet to re-open the application review process for direct sales licenses and authorizations or indicate if or when it plans to do so.

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

   BabyCare has obtained direct selling licenses in certain provinces and municipalities and it must obtain various licenses and approvals from additional municipalities and provinces within China if it is to operate its direct selling business model in China. Although direct selling licenses are centrally issued, the licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Those approvals are generally awarded on local and provincial bases, and the approval process requires involvement of multiple ministries at each level.

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

Trade policies and actions which have been, or in the future may be, implemented by the United States against other countries, including China, relating to the import and export of certain products, and negotiations with respect thereto, may have a negative effect on our business, financial condition, and results of operations in China and other markets. There have been consistent, ongoing discussions and activities that raise concern in this regard.

Additionally, any actions taken by the Chinese government, or the government in our other markets, to implement further trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact our business, financial condition, and results of operations.  For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States.

Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy.  China is our largest market and the United States is one of our largest markets and the location of our corporate headquarters.  Our business could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship.   Many experts believe that the bilateral relationship between these two countries may worsen before any improvements are seen, with 2022 an important political year in both countries: both the U.S. mid-term elections and the Chinese Communist Party’s 20th Party Congress are scheduled for Fall 2022.

Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.

For the year ended January 1, 2022, 90.7% of our total net sales were generated in markets outside of the United States. Consequently, exchange rate fluctuations have, and will continue to have, a significant effect on our sales and earnings. If exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Currently our strategy for reducing our exposure to currency fluctuation includes the timely and efficient repatriation of earnings from international markets where such earnings are not considered to be indefinitely reinvested, and settlement of intercompany transactions. We also enter into currency exchange contracts to offset foreign currency exposure in various international markets. We do not use derivative instruments for speculative purposes. A foreign government may impose, and some have imposed, foreign currency remittance restrictions. For example, several markets in which we conduct business, including China, require that we file the necessary statutory financial statements for the relevant period as a prerequisite to repatriating cash in the form of a dividend. Any government restrictions on transfers of cash out of the country and control of exchange rates may have a materially adverse effect on our business, financial condition, liquidity and cash flows. There can be no assurance that we will be successful in protecting our operating results or cash flows from potentially adverse effects of currency exchange fluctuations. Any such adverse effects could also adversely affect our business, financial condition, or results of operations.

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

We manufacture approximately 63% of the products sold to our customers. Additionally, our strategy over the past several years is to begin self-manufacturing our foods, personal care and skincare products, which will further increase the percentage of products we manufacture in-house. Because of our self-manufacturing practices, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

Our reliance on third parties to manufacture and supply certain of our products may harm our business, financial condition and operating results.

We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 37% of our product sales for the year ended January 1, 2022. These third-party suppliers and manufacturers produce and, in most cases, package the products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, and certain of our personal care products, including our Celavive products. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.

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

In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which had a negative impact on our gross margins for those products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, we have been able to manage this by increasing the price at which we sell our products, therefore, this has historically not resulted in a material effect on our gross margin. Supply chain interruptions, including as a result of shortages and transportation issues or unexpected increases in demand, and price increases can adversely affect us as well as our suppliers and Associates, whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, Associates or us. Any of these events, if they were to occur, could harm our business, results of operations and financial condition.

Delays and disruptions to transporting and distributing our products may adversely affect our results.

We may experience delays and disruptions in shipping, transporting and otherwise distributing our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in transportation and shipments may result in increased costs, including the additional use of airfreight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic has resulted in several delays, cost increases, and disruptions in our global distribution channel.

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

We continually monitor and review our Associates’ compliance with our policies and procedures as well the laws and regulations applicable to our business. In the ordinary course of our business, Associates occasionally fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the breaching Associate. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of the Associate’s purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with an Associate whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against us. Our competitors have also been involved in this type of litigation, and more and more of these cases have resulted in class action litigation, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Associates against us in the future, which could result in class action litigation against us. Any such challenge involving others in our industry or us, could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers. We believe that Associate compliance is critical to the integrity of our business, and, therefore, we will continue to be assertive in ensuring that our Associates comply with our policies and procedures. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil litigation against various direct selling companies in the United States, which have already resulted in settlements and may result in additional significant settlements in the future by these companies. There can be no assurance that we will not be challenged by private parties in litigation.

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

We are also subject to examination by tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. The IRS and several foreign tax authorities have also increasingly focused attention on intercompany transfer pricing. Tax authorities, in certain instances, have disagreed with our transfer pricing calculations and agreements and assessed us with additional taxes. Going forward, tax authorities could continue to disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected. Tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

In the ordinary course of our global business, we collect and store in our data centers and on our networks significant amounts of data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, personally identifiable information (some of which is sensitive) and payment card information of our active Customers and employees. The secure processing and, when appropriate, deletion of this information is critical to our operations, regulatory compliance and business strategy. Although we strive to frequently analyze and improve our data security measures, our information technology and infrastructure are subject to persistent attacks of varying degrees and types and we may be vulnerable to attacks by hackers. Such attacks could include viruses, ransomware attacks, computer denial of service attacks, or phishing schemes. Our systems could also be breached due to a cyber-incident, or we could be negatively impacted by a natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider or vendor error or failure, or employee error, malfeasance or other disruptions. In some instances, it could take us some time to discover that we have fallen victim to such a breach.

Any such breach of our networks and the information therein could cause such information to be accessed, publicly disclosed, altered, damaged, held ransom, lost or stolen. In any such event, we could suffer significant loss or incur significant liability, including: damage to our reputation; increased cyber insurance premiums; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate the resulting damage (including notification and credit monitoring costs, as well as fines and penalties imposed by regulators) to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators. Likewise, a failure to adhere to the payment card industry’s data security standards could lead to significant penalties from payment card associations, termination of our ability to receive credit or debit card payments, any of which could have a material adverse effect on our business and financial condition.  Furthermore, such data breach could result in significant disruption of our operations, which could adversely affect our business, revenues and competitive position.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and data security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.

Personal privacy and data security are significant for us in all of our markets because we collect, store and transmit significant amounts of company, employee, and active Customer personal information, including personally identifiable information and payment card information, for business purposes, including for transactional and marketing purposes. The governments of our markets have adopted, or are adopting, strict laws and regulations governing data privacy and data security, and these areas are rapidly evolving and are likely to remain uncertain for the near future. While we cannot yet determine the impact of such evolving laws and regulations may have on our business they will result in greater compliance risk and cost for us.

These laws and regulations often require us to do the following: implement new data privacy and security policies; permit individuals to access, correct and delete personal information stored by us: inform individuals of security breaches that affect their personal information; disclose to individuals how their personal information is processed and obtain their prior, express written consent to such processing; and localize individuals' PII within national borders, comply with cross border PII transfer requirements, among other things. Examples of significant, recent data privacy and security laws affecting our various markets include the European Union General Data Protection Regulation, ("GDPR"), and the California Consumer Privacy Act, ("CCPA"), China’s national Data Privacy Law and the Personal Information Protection Law, and Cybersecurity Law. Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our sales.

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

Our consumer base includes Associates who personally consume and sell our products, Preferred Customers who join USANA and simply consume our products, and retail customers who do not join USANA but purchase products directly from us or one of our Associates and consume our products.  We refer to Associates and Preferred Customers in this Annual Report together as active Customers.  We rely largely on our Associates to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing our number of active Customers. Our success will also depend on our ability to retain and motivate our existing Associates and attract new Associates to sell our products.  Associates typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including each of the other risks identified in this Annual Report.   Our Associates may terminate their services at any time and, like most direct selling companies, we experience a high turnover among new active Customers from year to year. Customers may also stop buying from us at any time and it is challenging to determine why a customer actually stops buying. In 2021, some of our markets, including China, experienced active Customer declines. If our strategies, including our customer experience strategy, do not generate growth in our active Customer base, our operating results could be harmed. We cannot accurately predict any fluctuation in the number and productivity of Associates because we primarily rely upon existing Associates to train new Associates and to motivate new and existing Associates. Our operating results may be adversely affected if we do not generate sufficient interest in our business and our products to successfully retain existing active Customers and attract new active Customers.

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

Our executive officers are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We depend upon the services of our Chief Executive Officer, Kevin Guest; our President, Jim Brown; and our Chief Financial Officer, Douglas Hekking, as well as other key members of our executive team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

Gull Global, Ltd., an entity that is solely owned and controlled by our founder, Dr. Myron Wentz, owned approximately 41.20% of our outstanding common stock at January 1, 2022. Dr. Wentz is no longer active in the management of USANA and is an emeritus member of our Board of Directors. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence and control over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to our other shareholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “USNA.” As of February 25, 2022, we had approximately 247 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Share Repurchases

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal October
(Oct. 3, 2021 through Nov. 6, 2021)	216	$96.94	216	$116,208
Fiscal November
(Nov. 7, 2021 through Dec. 4, 2021)	64	$99.76	64	$109,868
Fiscal December
(Dec. 5, 2021 through Jan. 1, 2022)	16	$99.94	16	$108,221
	296		296

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. We began the fourth quarter of 2021 with $137.2 million remaining under the plan. During the three months ended January 1, 2022 the Company repurchased and retired 296 shares for $29 million under the Company's share repurchase plan. As of January 1, 2022, the remaining authorized repurchase amount under the stock repurchase plan was $108.2 million. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

Stock Performance Graph

The following graph and table compare the performance of our common stock to the S&P 500 Index and to a market-weighted index of seven companies selected in good faith from our industry (the “Peer Group”) over the last five years. The data shown assumes an investment on December 31, 2016, of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.

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

	USNA	S&P 500	Peer Group
Dec 16	$100	$100	$101
Dec 17	$121	$119	$122
Dec 18	$192	$112	$94
Dec 19	$128	$144	$80
Dec 20	$126	$168	$92
Dec 21	$165	$213	$87

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of USANA’s financial condition and results of operations is presented in 10 sections:

●	Overview

●	Impact of the COVID-19 Pandemic

●	Customers

●	Presentation

●	Non-GAAP Financial Measures

●	Results of Operations

●	Liquidity and Capital Resources

●	Contractual Obligations and Commercial Contingencies

●	Inflation

●	Critical Accounting Policies and Estimates

This discussion and analysis from management's perspective should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of January 1, 2022, we had approximately 560,000 active Customers worldwide.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted our business in various markets around the world and continues to create an unpredictable operating environment for us in many of our markets. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability, and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected the availability and cost of various of our raw materials, packaging material, and shipping resources to transport our product to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic will likely continue to negatively affect our business throughout 2022 in a number of ways, including those described below.

● Our Workforce. The health and safety of our employees around the world remains our top priority. We remain committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we are continuing to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. Although a significant portion of our non-manufacturing and non-distribution employees continued with remote working arrangements, we began efforts during the second quarter of 2021 to bring these employees back to our offices, in markets where health and safety best practices have allowed us to safely do so. In connection with this effort, we are permitting most of our employees to utilize a hybrid work schedule, which allows them to split their time working at the office and remotely. Employees working on site are required to follow applicable health and safety guidelines. We are also continuing to utilize flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. Where necessary in our international markets, we have temporarily closed product will-call centers and continue to offer curbside delivery and subsidized shipping to customers.  We will continue to monitor the situation surrounding the pandemic and implement additional risk mitigation actions where necessary.

● Our Operations. All of our production facilities remain operational under enhanced safety measures and as of the date of this Annual Report, however we have experienced meaningful disruptions in several of our markets due to the escalation of the COVID-19 pandemic. These disruptions have affected our customers and salesforce and, in some cases our ability to operate and ship products. In some markets, we have had to postpone or cancel certain planned business events and activities. In other markets, we have delayed the introduction of new product offerings until 2022. Although we have successfully modified our operations in each of our markets to date, future efforts to reduce the spread of COVID-19, including the spread of new variants of the virus, may negatively affect our business. The extent of any disruption to our business in each of our markets going forward is difficult to estimate and will depend on many factors, many of which are outside of our control. Our operating plan continues to entail efforts to safeguard against disruptions through maintaining and operating (i) raw material procurement, (ii) manufacturing, (iii) distribution, (iv) selling, (v) operating cash flows and liquidity, (vi) Associate engagement and activity, and (vii) employee support and engagement.

● Our Sales and Salesforce.  Demand for our high quality nutritional products remained high during the pandemic.  We will continue to utilize a primarily virtual strategy to hold meetings and events with our salesforce; however, in markets where health and safety best practices have allowed us to safely do so, we have held in-person meetings. We will evaluate this strategy as situation with the pandemic progresses.  Notwithstanding the foregoing, person-to-person and face-to-face selling and events remain an important part of our business, and we plan to begin incorporating the same into our strategy as it becomes safe and appropriate for us and our sales force to do so.

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

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both.  Our primary focus continues to be increasing the number of active Customers.  We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world.  Sales to Associates accounted for approximately 55% of product sales during 2021 with the remainder of our sales being to Preferred Customers.  Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products.  The number of active Associates and Preferred Customers is therefore used by management as a key non-financial indicator to evaluate our operational performance.

The table below summarizes the change in our active Customer base by geographic region, rounded to the nearest thousand, as of the dates indicated.

	Total Active Customers by Region

	As of		As of		Change from	Percent
	January 1, 2022		January 2, 2021		Prior Year	Change

Asia Pacific:
Greater China	255,000	45.5%	252,000	42.1%	3,000	1.2%
Southeast Asia Pacific	115,000	20.5%	142,000	23.7%	(27,000)	(19.0%)
North Asia	58,000	10.4%	60,000	9.9%	(2,000)	(3.3%)
Asia Pacific Total	428,000	76.4%	454,000	75.7%	(26,000)	(5.7%)

Americas and Europe	132,000	23.6%	145,000	24.3%	(13,000)	(9.0%)

	560,000	100.0%	599,000	100.0%	(39,000)	(6.5%)

Presentation

Product sales along with the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when, or as control of, the promised product is transferred to the customer, which is at the time of delivery to the third party carrier for shipment. Payments received for unshipped products are recorded as deferred revenue and are included in the "Other current liabilities" line item in the consolidated balance sheet. Also reflected in net sales is a provision for a refund liability for sales returns, which is estimated based on our historical experience. Additionally, other types of revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Associates, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.

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

Results of Operations

The following table summarizes our consolidated operating results as a percent of net sales, respectively, for the years indicated:

	2021	2020

Consolidated Statements of Earnings Data:
Net sales	100.0%	100.0%
Cost of sales	18.4	18.4

Gross profit	81.6	81.6

Operating expenses:
Associate incentives	43.8	43.0
Selling, general and administrative	23.5	23.0

Total operating expenses	67.3	66.0

Earnings from operations	14.3	15.6
Other income (expense), net	0.1	0.1

Earnings before income taxes	14.4	15.7
Income taxes	4.6	4.7

Net earnings	9.8%	11.0%

Summary of 2021 Financial Results

Our discussion and analysis is focused on our 2021 and 2020 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2019 fiscal year specifically, as well as the year-over-year comparison of our 2020 financial performance to 2019, are located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on March 2, 2021, which is available on our investor relations website at https://ir.usana.com or the SEC’s website at www.sec.gov. That information is incorporated by reference into this report.

Net sales in 2021 increased 4.6%, or $51.8 million, to $1.186 billion, compared with 2020. Fiscal 2020 was a 53-week year and included, comparatively, one additional week of sales.  We estimate that this extra week contributed approximately $18.0 million to net sales for the year. Additionally, favorable changes in currency exchange rates increased net sales for the year by an estimated $53.6 million.

Net earnings decreased 6.5% to $116.5 million in 2021, when compared with 2020. We estimate the extra week contributed approximately $3.6 million to net earnings for the year. The decrease in net earnings was mainly the result of higher relative operating expenses, and an increased income tax rate.

Fiscal Year 2021 compared to Fiscal Year 2020

Net Sales

The following table summarizes the changes in our net sales by geographic region for the fiscal years ended January 1, 2022, and January 2, 2021:

	Net Sales by Region
	(in thousands)
	Twelve Months Ended
	January 1, 2022		January 2, 2021		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$563,469	47.5%	$530,505	46.7%	$32,964	6.2%	$34,781	(0.3%)
Southeast Asia Pacific	269,803	22.7%	269,555	23.8%	248	0.1%	8,381	(3.0%)
North Asia	129,920	11.0%	114,964	10.1%	14,956	13.0%	3,917	9.6%
Asia Pacific Total	963,192	81.2%	915,024	80.6%	48,168	5.3%	47,079	0.1%
Americas and Europe	223,272	18.8%	219,620	19.4%	3,652	1.7%	6,555	(1.3%)
	$1,186,464	100.0%	$1,134,644	100.0%	$51,820	4.6%	$53,634	(0.2%)

Asia Pacific: Performance across markets varied significantly in this region, with the key underlying factor relating to the relative severity of COVID-19 lockdowns and disruptions. This region was led by Malaysia and South Korea which had local currency net sales growth of 29.1% and 10.4%, respectively. The growth in this region was partially offset by a 22.6% local currency sales decline in the Philippines.

Americas and Europe: The increase in constant currency net sales in Americas and Europe region was driven by local currency net sales growth in the United States where local currency net sales increased 2.8%. This growth was partially offset by declines in all other markets in this region.

Gross Profit

Gross profit remained flat at 81.6% of net sales; however, 2021 was positively impacted by favorable changes in currency exchange rates, and lower scrap charges. The current period was also negatively impacted by an unfavorable shift in market mix, and increased freight expense.

Associate Incentives

Associate incentives increased 80 basis point points to 43.8% of net sales in 2021, compared with 43.0% in the prior year. This relative increase can be attributed to changes in market sales mix, costs related to trial incentive programs being tested and evaluated in certain markets, and increased spend on miscellaneous associate incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 50 basis points relative to net sales and $17.9 million in absolute terms. The increase in expense can be attributed to increased employee related costs, an increase in variable expenses associated with higher sales, higher advertising expense, and increased event costs in certain markets.

Income Taxes

Income taxes increased to 31.7% of pre-tax earnings in 2021, up from 29.9% of pre-tax earnings in 2020. The effective tax rate increase is largely due to a decrease in U.S. domestic earnings and an increase related to unreserved tax settlements.

Diluted Earnings Per Share

Diluted EPS decreased to $5.73 in 2021 from $5.86 in 2020. This decrease can be attributed to lower net earnings resulting from higher operating expenses. The decrease in diluted EPS was offset, in part, by a lower diluted share count.

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

Cash and Cash Equivalents

Cash and cash equivalents decreased to $239.8 million at January 1, 2022, from $311.9 million at January 2, 2021. Cash flow provided by operating activities generated $121.2 million during the full year ended January 1, 2022.  The decrease in cash and cash equivalents was primarily due to cash used to repurchase and retire shares of our common stock totaling $177.8 million, as well as, $12.8 million of cash used for investments in property and equipment.

The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	January 1, 2022	January 2, 2021
China	$139.9	$133.8
United States	51.9	119.7
All other markets	48.0	58.4
Total Cash and cash equivalents	$239.8	$311.9

Cash Flows Provided by Operations

As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities totaled $121.2 million in 2021, a decrease of $39.2 million from $160.4 million in 2020. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by purchases of inventories, the payout of the annual employee bonus, and a reduction in trade payables.

Line of Credit

Information with respect to our line of credit may be found in Note I to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

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

Contractual Obligations and Commercial Contingencies

The following table summarizes our contractual obligations and commitments as of January 1, 2022 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period
(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$18,041	$7,481	$9,276	$1,253	$31
Other Commitments	$32,820	21,679	9,059	2,082	-
Total Contractual Obligations	$50,861	$29,160	$18,335	$3,335	$31

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

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability. However, we have begun to experience increased costs due to inflationary pressures that are also expected to negatively impact fiscal year 2022.

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

Interest Rate Risks. As of January 1, 2022, we had no outstanding debt and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 1, 2022.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of January 1, 2022, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting, as of January 1, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 11. Executive Compensation

The information for this Item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The information for this Item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules.

For the years ended January 1, 2022, January 2, 2021, and December 28, 2019

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
10.12

Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.2, File No. 001-35024).*

10.13

Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.3, File No. 001-35024).*

10.14

Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.4, File No. 001-35024).*

10.15

Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.5, File No. 001-35024).*

10.16

Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.6, File No. 001-35024).*

10.17

Second Amended and Restated Credit Agreement dated as of August 25, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 2020, Exhibit 10.1, File No. 001-35024).

10.18	First Amendment to the Second Amended and Restated Credit Agreement dated as of April 21, 2021 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the period ended April 3, 2021, Filed May 11, 2021, Exhibit 10.18, File No. 001-35024)
10.19	USANA Health Sciences, Inc. Deferred Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.19, File No. 001-35024)*
10.20	USANA Health Sciences, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.19, File No. 001-35024)*

14

Code of Ethics of USANA Health Sciences, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed March 2, 2021, Exhibit 14, File No. 001-35024)*

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

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Guest	Chairman and Chief Executive Officer	March 1, 2022
Kevin G. Guest	(Principal Executive Officer)

/s/ Gilbert A. Fuller	Director	March 1, 2022
Gilbert A. Fuller

/s/ John T. Fleming	Director	March 1, 2022
John Fleming

/s/ Robert Anciaux	Director	March 1, 2022
Robert Anciaux

/s/ Frederic J. Winssinger	Director	March 1, 2022
Frederic J. Winssinger

/s/ Xia Ding	Director	March 1, 2022
Xia Ding

/s/ Timothy E. Wood	Director	March 1, 2022
Timothy E. Wood

/s/ Peggie Pelosi	Director	March 1, 2022
Peggie Pelosi

/s/ G. Douglas Hekking	Chief Financial Officer	March 1, 2022
G. Douglas Hekking	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of lower of cost or net realizable value of certain inventories

As discussed in Notes A and B to the consolidated financial statements, inventories totaling $98,318,000 as of January 1, 2022 are stated at the lower of cost or net realizable value. The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories, which includes the evaluation of inventory that does not conform to product specifications, expiration dates, current and future product demand, production planning and market conditions. The Company manufactures inventories in the United States for all global markets, excluding China.

We identified the assessment of lower of cost or net realizable value of inventories, excluding inventories manufactured and held in China, as a critical audit matter. The forecasted future product demand for excess or slow-moving inventories is difficult to assess and results in the application of greater auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory valuation process, including controls related to the assessment of the lower of cost or net realizable value and the determination of the forecasted future product demand. We performed a retrospective review to assess the Company’s ability to accurately forecast. We evaluated the Company’s determination of lower of cost or net realizable value of excess or slow-moving inventories utilizing current year sales by product and comparing it to product inventory on hand as of January 1, 2022. We also analyzed a sample of inventory items to evaluate the forecasted future product demand by comparison of that forecast to historical demand and any known changes that would impact future demand.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Salt Lake City, Utah
March 1, 2022

Table of Content

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of	As of
	January 1,	January 2,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$239,832	$311,917
Inventories	98,318	90,224
Prepaid expenses and other current assets	26,967	23,145
Total current assets	365,117	425,286
Property and equipment, net	101,780	100,445
Goodwill	17,668	17,367
Intangible assets, net	30,442	30,796
Deferred tax assets	4,839	4,640
Other assets	57,894	62,353
	$577,740	$640,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,508	$18,195
Other current liabilities	147,282	149,878
Total current liabilities	160,790	168,073
Deferred tax liabilities	7,497	12,009
Other long-term liabilities	14,329	19,155
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,393 as of January 1, 2022 and 21,038 as of January 2, 2021	19	21
Additional paid-in capital	50,010	62,460
Retained earnings	344,637	382,794
Accumulated other comprehensive income (loss)	458	(3,625)
Total stockholders' equity	395,124	441,650
	$577,740	$640,887

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Net sales	$1,186,464	$1,134,644	$1,060,902
Cost of sales	217,898	209,111	187,503
Gross profit	968,566	925,533	873,399
Operating expenses:
Associate incentives	519,267	487,856	459,478
Selling, general and administrative	279,107	261,186	267,731
Total operating expenses	798,374	749,042	727,209
Earnings from operations	170,192	176,491	146,190
Other income (expense):
Interest income	2,515	2,535	4,707
Interest expense	(57)	(507)	(66)
Other, net	(2,008)	(571)	(335)
Other income (expense), net	450	1,457	4,306
Earnings before income taxes	170,642	177,948	150,496
Income taxes	54,137	53,284	49,970
Net earnings	$116,505	$124,664	$100,526
Earnings per common share
Basic	$5.78	$5.89	$4.44
Diluted	$5.73	$5.86	$4.41
Weighted average common shares outstanding
Basic	20,146	21,156	22,644
Diluted	20,343	21,256	22,818
Comprehensive income:
Net earnings	$116,505	$124,664	$100,526
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,203	13,327	(2,736)
Tax benefit (expense) related to foreign currency translation adjustment	1,880	(3,051)	(778)
Other comprehensive income (loss), net of tax	4,083	10,276	(3,514)
Comprehensive income	$120,588	$134,940	$97,012

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at December 29, 2018	23,567	$24	$72,008	$329,501	$(10,387)	$391,146
Net earnings				100,526		100,526
Other comprehensive income (loss), net of tax					(3,514)	(3,514)
Equity-based compensation expense			15,541			15,541
Common stock repurchased and retired	(2,009)	(2)	(26,117)	(123,881)		(150,000)
Common stock issued under equity award plans	97	-				-
Tax withholding for net-share settled equity awards			(1,987)			(1,987)
Balance at December 28, 2019	21,655	22	59,445	306,146	(13,901)	351,712
Net earnings				124,664		124,664
Other comprehensive income (loss), net of tax					10,276	10,276
Equity-based compensation expense			14,394			14,394
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	168	-				-
Tax withholding for net-share settled equity awards			(2,367)			(2,367)
Balance at January 2, 2021	21,038	21	62,460	382,794	(3,625)	441,650
Net earnings				116,505		116,505
Other comprehensive income (loss), net of tax					4,083	4,083
Equity-based compensation expense			14,298			14,298
Common stock repurchased and retired	(1,844)	(2)	(23,173)	(154,662)		(177,837)
Common stock issued under equity award plans	199	-				-
Tax withholding for net-share settled equity awards			(3,575)			(3,575)
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended

	2021	2020	2019
Cash flows from operating activities
Net earnings	$116,505	$124,664	$100,526
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	13,036	13,747	14,743
Right-of-use asset amortization	9,157	8,762	8,264
(Gain) loss on sale of property and equipment	61	191	84
Equity-based compensation expense	14,298	14,394	15,541
Deferred income taxes	(2,970)	(2,423)	(3,635)
(Gain) loss on impairment on other assets	—	510	—
Changes in operating assets and liabilities:
Inventories	(10,501)	(16,784)	12,990
Prepaid expenses and other assets	(2,331)	(5,192)	7,189
Accounts payable	(4,572)	6,076	1,835
Other liabilities	(11,456)	16,456	(30,804)
Net cash provided by (used in) operating activities	121,227	160,401	126,733
Cash flows from investing activities
Receipts on notes receivable	116	281	231
Proceeds from the settlement of net investment hedges	—	1,935	1,936
Payments for net investment hedge	(1,555)	(1,089)	(1,660)
Maturities of investment securities held-to-maturity	—	—	63,539
Payments for investment in equity securities	—	(20,000)	—
Proceeds from sale of property and equipment	15	6	17
Purchases of property and equipment	(12,763)	(15,094)	(16,569)
Net cash provided by (used in) investing activities	(14,187)	(33,961)	47,494
Cash flows from financing activities
Repurchase of common stock	(177,837)	(57,029)	(150,000)
Borrowings on line of credit	—	60,000	5,000
Payments on line of credit	—	(60,000)	(5,000)
Payments related to tax withholding for net-share settled equity awards	(3,575)	(2,367)	(1,987)
Payments for debt issuance costs	—	(46)	(65)
Net cash provided by (used in) financing activities	(181,412)	(59,442)	(152,052)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,088	11,251	(1,721)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(72,284)	78,249	20,454
Cash, cash equivalents, and restricted cash at beginning of period	315,937	237,688	217,234
Cash, cash equivalents, and restricted cash at end of period	$243,653	$315,937	$237,688
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$239,832	$311,917	$234,830
Restricted cash included in prepaid expenses and other current assets	—	958	—
Restricted cash included in other assets	3,821	3,062	2,858
Total cash, cash equivalents, and restricted cash	$243,653	$315,937	$237,688
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10	$711	$11
Income taxes	59,524	53,015	54,914
Cash received during the period for:
Income tax refund	191	847	5,542
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	5,322	6,632	33,258
Non-cash change in right-of-use assets	—	(3,182)	—
Accrued purchases of property and equipment	383	375	998

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. While the overall impact of the COVID-19 pandemic on our business and results of operations has not been material, these factors and other events related to the pandemic have created meaningful disruptions in both the Company's sales and operations for fiscal 2021 and 2020. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

The Company

USANA Health Sciences, Inc. develops and manufactures high quality, science-based nutritional and personal care products that are sold internationally through a direct selling channel. The Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company, which are grouped and presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia.

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

Fiscal Year

The Company operates on a 52/53-week year, ending on the Saturday closest to December 31. Fiscal years 2021 and 2019 were 52-week years. Fiscal year 2020 was a 53-week year. Fiscal year 2021 covered the period January 3, 2021 to January 1, 2022 (hereinafter 2021). Fiscal year 2020 covered the period December 29, 2019 to January 2, 2021 (hereinafter 2020). Fiscal year 2019 covered the period December 30, 2018 to December 28, 2019 (hereinafter 2019).

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

As of  January 1, 2022 and January 2, 2021, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	January 1,	Inputs
	2022	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$163,619	$163,619	$—	$—
Foreign currency contracts included in other current liabilities	(461)	—	(461)	—
	$163,158	$163,619	$(461)	$—

		Fair Value Measurements Using
	January 2,	Inputs
	2021	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$224,092	$224,092	$—	$—
Foreign currency contracts included in other current liabilities	(1,470)	—	(1,470)	—
	$222,622	$224,092	$(1,470)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  January 1, 2022 and January 2, 2021, there were no non-financial assets measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

As of  January 1, 2022 and January 2, 2021, the Company’s financial instruments include cash equivalents, restricted cash, and foreign currency contracts. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of January 1, 2022 and  January 2, 2021 consisted primarily of money market fund investments and amounts receivable from credit card processors.

Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of  January 1, 2022 and  January 2, 2021 totaled $11,123 and $15,424, respectively.

Restricted Cash

The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $3,146 as of January 1, 2022, and $3,062 as of January 2, 2021. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration of Market Regulation (“SAMR”) of the People’s Republic of China, and will continue to be restricted during the periods while the Company holds these licenses.

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

Leases

With the exception of the Company’s headquarters in Salt Lake City, Utah, and its facilities in New South Wales, Australia, and in Beijing and Tianjin, China, the Company leases its facilities. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2027. In connection with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights, which represents a lease with the associated prepayment recorded as a Right-of-Use (“ROU”) asset. The Company also utilizes equipment under non-cancelable operating leases, expiring through 2026.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies.  Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment.  Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2021, 2020, and 2019, no impairment of goodwill was recorded.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2021, 2020, and 2019, no impairment of indefinite-lived intangible assets was recorded.

Investment in Equity Securities

Equity securities (“securities”) without readily determinable fair value that are not eligible to be measured in accordance with the net asset value practical expedient qualify for an election to initially estimate fair value using the measurement alternative at its cost. During 2020, the Company entered into a strategic collaboration and made a minority investment in a privately held company, which totaled $20,000 and is included in the “Other assets” line item on the Company’s consolidated balance sheets. The Company, at the time of the investment, elected to apply the measurement alternative, which may be applied to an equity interest on an instrument-by-instrument basis. Dividends received are reported in earnings.

The initial value of the securities are remeasured to fair value if the securities are impaired or if observable price changes occur. These events are continually monitored and assessed at each reporting period. If a readily determinable fair value becomes available for the securities or observable price changes for the identical or a similar investment of the same issuer occur, the securities are measured at fair value as of the date the observable change occurred. Any resulting gains or losses on the securities for which the observable price changes occur will be recorded in net earnings. During 2021 and 2020, no such observable price changes occurred.

At each reporting period a qualitative assessment is made to consider impairment indicators to determine whether the securities are impaired. Impairment indicators may include but are not limited to earnings performance, business prospects by the investee, cash flows from operations, working capital, and noncompliance with debt covenants. If this qualitative assessment indicates impairment, fair value is determined and an impairment loss equal to the difference between the fair value of the investment and its carrying amount is recognized in net income. During 2021 and 2020, no impairment of securities was recorded.

Nonqualified Deferred Compensation

In 2021, the Company created a non-qualified deferred compensation plan for a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant's base salary and/or 80% of a participant's annual incentive bonus. The deferrals are held in an irrevocable rabbi trust (the "Rabbi Trust"), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company makes periodic payments into company-owned life insurance policies held in this Rabbi trust to fund the expected obligations arising under this plan. There are no contractual restrictions on the Company's ability to surrender a policy. The assets and liabilities of the plan are included in "Other assets" and "Other long-term liabilities" respectively in the Consolidated Balance Sheets. Changes in the deferred compensation balances are recorded to compensation expense and reflected within the "Selling, general and administrative" line in the Consolidated Statements of Comprehensive Income. As of January 1, 2022, the trustee held total assets, and deferred compensation liabilities of $382, and $390, respectively.

Self-Insurance

The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $175 and aggregate claims that are greater than $13,390. A liability is accrued for all unpaid claims. Total expense under this self-insurance program was $12,349, $11,798, and $11,846 in 2021, 2020, and 2019, respectively.

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

During 2021, 2020, and 2019, the Company entered into and settled European options designated as net investment hedges with notional amounts of $98,684, $90,000, and $110,000, respectively. The Company realized a loss of $1,555 in 2021 and realized a gain of $846 and $276 in 2020 and 2019, respectively, which is recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective. As of  January 1, 2022 and January 2, 2021, there were no derivatives outstanding for which the Company has applied hedge accounting.

Subsequent to January 1, 2022, on January 13, 2022 the Company entered into a forward contract designated as a net investment hedge with a notional amount of $98,930.

Common Stock Share Repurchases

The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of  January 1, 2022, $108,221 is available to repurchase shares under this plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, product promotions, credits, or sales returns, which are a reduction of revenue. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a refund liability for the variable consideration based on historical experience, which is recorded within the “Other current liabilities” line item in the consolidated balance sheet.

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

Associate incentives represent consideration paid to an Associate for distinct services provided in the sale of the Company's products and include all forms of commissions, and other incentives paid to our Associates. The Company may provide Associate incentive promotions which are earned by Associates for distinct services rendered. Associate incentive promotions are recorded as the incentives are earned by the Associates. With the exception of commissions paid to Associates on personal purchases, which are considered a sales discount and are reported as a reduction to net sales, Associate incentives are recorded as an operating expense. The amounts paid to Associates are commensurate with the fair value received for the distinct services rendered by Associates and are recorded as an operating expense when revenue for the goods is recognized.

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

The following table presents Other Revenue for the periods indicated:

	Year Ended
	2021	2020	2019
Other Revenue	$3,825	$3,805	$3,059

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

Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the "Other current liabilities" line item in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company’s contracts and the balance of contract assets was $0 at  January 1, 2022 and January 2, 2021.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	January 1,	January 2,
	2022	2021
Contract liabilities at beginning of period	$15,952	$13,852
Increase due to deferral of revenue at period end	19,635	15,952
Decrease due to beginning contract liabilities recognized as revenue	(15,952)	(13,852)
Contract liabilities at end of period	$19,635	$15,952

Product Return Policy

All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price. All product orders that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs in a few of our international markets due to the regulatory environment in those markets. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. The Company monitors Associate activity to ensure that all such practices are in line with established Company policies. Product returns totaled approximately 0.6% of net sales in 2021, and 0.7% of net sales in, 2020, and 2019, respectively.

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

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising expense totaled $12,399, $9,853, and $11,615 in 2021, 2020, and 2019, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and Development

Research and development costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Research and development expense totaled $11,112, $10,633, and $10,259 in 2021, 2020, and 2019, respectively.

Earnings Per Share

Basic earnings per common share ("EPS") are based on the weighted-average number of common shares that were outstanding during each period. Diluted EPS include the effect of potentially dilutive common shares calculated using the treasury stock method, which include in-the-money, equity-based awards that have been granted but have not been issued. When there is a loss, potential common shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

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

In  January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope,” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this ASU do not apply to contract modifications made after  December 31, 2022, new hedging relationships entered into after  December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after  December 31, 2022, except for hedging relationships existing as of  December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after  December 31, 2022). The amendments in this ASU are effective immediately for all entities. An entity  may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to  March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU, up to the date that financial statements are available to be issued. The Company, on  January 7, 2021, adopted ASU 2021-01 on a prospective basis and the adoption of this ASU did not have an impact on its Consolidated Financial Statements.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE B—INVENTORIES

	January 1,	January 2,
	2022	2021
Raw materials	$30,280	$28,328
Work in progress	9,586	9,956
Finished goods	58,452	51,940
	$98,318	$90,224

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

	January 1,	January 2,
	2022	2021

Prepaid insurance	$3,734	$947
Other prepaid expenses	10,119	7,736
Federal income taxes receivable	1,579	1,168
Miscellaneous receivables, net	5,584	6,252
Deferred commissions	2,270	2,076
Other current assets	3,681	4,966
	$26,967	$23,145

NOTE D—INCOME TAXES

Consolidated earnings before income taxes consists of the following for 2021, 2020, and 2019:

	Year Ended
	2021	2020	2019

U.S.	$13,017	$18,838	$111
Foreign	157,625	159,110	150,385
Total earnings before income taxes	$170,642	$177,948	$150,496

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES - CONTINUED

Income tax expense (benefit) included inincome from continuing operations consists of the following:

	Year Ended
	2021	2020	2019

Current
Federal	$(264)	$306	$-
State	567	303	303
Foreign	56,668	55,147	53,281
Total Current	56,971	55,756	53,584

Deferred
Federal	(4,088)	1,317	(3,120)
State	(40)	(47)	(42)
Foreign	1,294	(3,742)	(452)
Total Deferred	(2,834)	(2,472)	(3,614)
	$54,137	$53,284	$49,970

The effective tax rate for 2021, 2020, and 2019 reconciled to the statutory U.S. Federal tax rate is as follows:

	Year Ended
	2021	2020	2019

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.4	0.3	0.3
Permanent tax differences	0.1	0.2	-
Excess foreign tax credits	(10.9)	(9.9)	(13.0)
Net increase in valuation allowance	10.6	8.2	11.7
Foreign income tax rate differences	1.8	1.7	4.3
Foreign withholding taxes	7.9	7.7	8.6
Uncertain tax position reserve	(0.3)	0.8	0.4
All other, net	1.1	(0.1)	(0.1)
	31.7%	29.9%	33.2%

The effective tax rate for the year ended  January 1, 2022 increased compared to the year ended January 2, 2021. This increase is due to a decrease in U.S. domestic pre-tax earnings and an increase related to unreserved tax settlements. The effective tax rate for the year ended  January 1, 2022 benefited by lower foreign income tax rates compared to the year ended  January 2, 2021.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES – CONTINUED

The significant categories of deferred taxes are as follows:

	January 1,	January 2,
	2022	2021
Deferred tax assets
Inventory	$5,106	$3,150
Accruals not currently deductible	11,634	12,748
Equity-based compensation expense	2,355	2,982
Property and equipment	1,143	1,129
Intangible assets	7,545	7,691
Capitalized R&D Expenses	2,337	-
Tax credit carry forwards	96,635	76,929
Net operating losses	1,401	2,071
Other	4,824	4,061
Gross deferred tax assets	132,980	110,761
Valuation allowance	(99,958)	(81,401)
Net deferred tax assets	33,022	29,360

Deferred tax liabilities
Property and equipment	(5,268)	(4,900)
Foreign currency translation	(126)	(1,691)
Prepaid expenses	(3,596)	(4,043)
Intangible assets	(7,545)	(7,691)
Withholding tax on unremitted earnings	(13,556)	(14,589)
Other	(5,589)	(3,815)
Gross deferred tax liabilities	(35,680)	(36,729)
Net deferred taxes	$(2,658)	$(7,369)

The Components of net deferred taxes on a jurisdiction basis are as follows:

	January 1,	January 2,
	2022	2021

Net deferred tax assets	$4,839	$4,640
Net deferred tax liabilities	(7,497)	(12,009)
Net deferred taxes	$(2,658)	$(7,369)

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE D—INCOME TAXES – CONTINUED

As of January 1, 2022, the Company had foreign tax credit carryforwards of approximately $93,934. If unused, these carryforwards will expire between 2026 and 2031. The Company has generated excess foreign tax credits since the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. This is due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates. Although the Company can claim foreign tax credits against U.S. source income due to overall domestic losses generated in previous years, the Company does not believe it will be able to use more foreign tax credits than it generates in a single year. The Company believes these foreign tax credit carryforwards will expire unused based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, available tax planning strategies, and available carryback opportunities. Similar with prior years, the Company continues to maintain a full valuation allowance on its foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances.

The Company recorded a $1,964 valuation allowance on mirrored deferred tax assets recorded in the United States, which offset deferred tax liabilities of foreign disregarded entities. These mirrored deferred tax assets represent future foreign tax credits. This valuation allowance is necessary because the Company is limited in its ability to utilize future foreign tax credits due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates.

The Company also had $1,362 of Utah research credit carryforwards, and $1,339 of Federal research credit carryforwards as of January 1, 2022. If unused, the Utah research credit carryforwards expire between 2027 and 2035, and the Federal research credits expire between 2036 and 2041. Utah research credits are limited to Utah tax due and the Company has a history of generating more credits than it can use. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been applied. Due to the lack of sufficient evidence to the contrary, the Company has placed a full valuation allowance on these credit carryforwards.

In addition, the Company had $4,122 of foreign operating loss carry forwards, $3,926 of which have an unlimited carryforward period. The deferred tax asset associated with these losses was $1,327 and a valuation allowance of $1,327 has been applied against this deferred tax asset. The 2021 deferred tax asset for state-tax-loss carryforwards was $74. If unused, some of the state-tax-loss carryforwards will expire between 2031 and 2040 and others can be carried forward indefinitely.

The total combined valuation allowance was $99,958 as of January 1, 2022. The 2021 valuation allowance represents a $18,557 net increase from 2020. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.

As of January 1, 2022, the cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries held for indefinite reinvestment is approximately $4,000. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $400.

 As of January 1, 2022, the Company reported $199 of unrecognized tax benefits in "Other current liabilities" and $809 in "Other long-term liabilities" for a combined total of $1,008 in unrecognized tax benefits that would impact the effective tax rate if recognized. This compares to $538 of unrecognized tax benefits in "Other current liabilities" and $990 in "Other long-term liabilities" for a combined total of $1,528 reported as of January 2, 2021.

The following reconciliation provides the changes in unrecognized tax benefits that occurred during the 2021, 2020, and 2019 reporting years:

	Year Ended
	2021	2020	2019

Beginning balance of unrecognized tax benefits	$1,528	$560	$282
Increases related to prior year tax positions	21	775	278
Decreases related to prior year tax positions	(330)	-	-
Increases related to current year tax positions	424	753	-
Decreases for settlements with taxing authorities	(635)	(560)	-
Ending balance of unrecognized tax benefits	$1,008	$1,528	$560

The Company accounts for interest and penalties associated with unrecognized tax benefits as a component of income tax expense. For the period ended  January 1, 2022 and January 2, 2021, the Company reported $91 and $491, respectively, as income tax expense related to interest and penalties. As of January 1, 2022, the Company recorded $162 of "Other current liabilities" and $63 of "Other long-term liabilities" associated with interest and penalties for unrecognized tax benefits. This compares to $243 of "Other current liabilities" and $248 of "Other long-term liabilities" associated with interest and penalties reported as of January 2, 2021.

The Company files income tax returns in the United States and foreign jurisdictions. In general, the Company's tax filings are subject to examination for years ending on or after December 31, 2017. However, statutes of limitations in some markets may be as long as ten years for transfer pricing related issues.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE E—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

		January 1,	January 2,
	Year	2022	2021

Buildings	39.5	$80,820	$79,673
Laboratory and production equipment	5-7	47,552	37,198
Air transportation equipment	5	2,952	-
Computer equipment and software	3-5	53,562	55,965
Furniture and fixtures	3-5	6,636	6,517
Automobiles	3-5	767	705
Leasehold improvements	3-5	15,212	15,242
Land improvements	15	3,382	3,217
		210,883	198,517
Less accumulated depreciation and amortization		121,590	116,388
		89,293	82,129
Land		6,992	7,250
Deposits and projects in process		5,495	11,066
		$101,780	$100,445

Depreciation of property and equipment was $11,661, $12,242, and $13,088, for the years ended 2021, 2020, and 2019, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—OPERATING LEASES

The following table summarizes the classification of ROU assets and lease liabilities in the Company’s consolidated balance sheet:

		January 1,	January 2,
Leases	Classification	2022	2021
Assets
ROU operating lease assets, net	Other assets	$23,789	$27,947
Total ROU assets		$23,789	$27,947

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$7,080	$8,616
Non-current:
Operating lease liabilities	Other long-term liabilities	10,215	12,856
Total lease liabilities		$17,295	$21,472

The following table presents supplemental lease information:

	Year Ended

	2021	2020
Lease cost
Operating lease cost	$9,585	$9,411
Total lease cost	$9,585	$9,411

	Year Ended

	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,506	$10,410
ROU assets obtained in exchange for new operating lease liabilities	$5,322	$6,632
Weighted-average remaining lease term—operating leases	2.76 yrs.	3.13 yrs.
Weighted-average discount rate—operating leases	3.11%	3.55%

The following table presents the maturity of the Company’s lease liabilities as of January 1, 2022:

Year ending
2022	$7,481
2023	5,620
2024	3,656
2025	905
2026	348
Thereafter	31
18,041
Less: imputed interest	(746)
Present value	$17,295

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE F—OPERATING LEASES – CONTINUED

These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $9,830, $11,199, and $9,586 for the years ended 2021, 2020, and 2019, respectively.

NOTE G—INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test during the third quarter of 2021. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2021.

The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2021. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that it was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2021.

The changes in the carrying amount of goodwill are as follows:

	January 1,	January 2,
	2022	2021

Balance at beginning of year:
Gross goodwill	$17,367	$16,636
Goodwill as of beginning of year	17,367	16,636

Currency translation adjustment	301	731

Balance as of end of year
Gross goodwill	17,668	17,367
Goodwill as of end of year	$17,668	$17,367

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE G—INTANGIBLE ASSETS – CONTINUED

Intangible assets consist of the following:

	As of January 1, 2022
				Weighted-average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)

Amortized intangible assets
Trade name and trademarks	$4,173	$(4,173)	$-	10
Product formulas	9,440	(7,462)	1,978	8

Indefinite-lived intangible assets
Direct sales license	28,464		28,464

	$42,077		$30,442

Estimated Amortization Expense:

2022	$1,199
2023	719
2024	48
2025	12

$1,978

	As of January 2, 2021
				Weighted-average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)

Amortized intangible assets
Trade name and trademarks	$4,062	$(4,062)	$-	10
Product formulas	9,188	(6,096)	3,092	8

Indefinite-lived intangible assets
Direct sales license	27,704		27,704

	$40,954		$30,796

Aggregate amortization of intangible assets was $1,182, $1,326, and $1,442 for the years ended 2021, 2020, and 2019, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE H—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	January 1,	January 2,
	2022	2021

Associate incentives	$53,929	$54,440
Accrued employee compensation	32,366	32,187
Deferred revenue	19,635	15,952
Sales taxes	11,330	12,506
Operating lease liabilities	7,080	8,616
Income taxes	5,193	7,761
All other	17,749	18,416

	$147,282	$149,878

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

There was no outstanding debt on the Credit Facility as of  January 1, 2022. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE J—COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company’s unconditional purchase obligations relating to advertising agreements and IT-related services were $6,151 and $10,356, as of  January 1, 2022 and January 2, 2021, respectively that are generally paid within one year.

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

Employee Benefit Plan

In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $2,509, $2,322, and $2,213 for the years ended 2021, 2020, and 2019, respectively.

The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.

NOTE K—EQUITY-BASED COMPENSATION

Total equity-based compensation expense was $14,706, $14,633, and $15,648 for fiscal years 2021, 2020, and 2019, of which, $408, $239, and $107, was related to liability awards, respectively. The related tax benefit for these periods was $2,813, $2,472, and $2,732, respectively.

The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of January 1, 2022. This table does not include an estimate for future grants that may be issued.

2022	$13,861
2023	7,594
2024	4,203
2025	407
$26,065

The remaining unrecognized compensation expense above is expected to be recognized over a weighted-average period of 1.7 years.

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

At the inception of the 2015 Plan, 13,839 awards had been granted under the 2006 Plan, of which 13,595 were stock-settled stock appreciation rights, 15 were stock options, and 229 were deferred stock units. In addition, at the inception of the 2015 Plan, 2,551 awards had been forfeited. Under the 2015 Plan, 10,000 shares have been authorized. As of  January 1, 2022, 3,702 awards had been granted under the 2015 Plan, of which 2,924 were stock-settled stock appreciation rights, and 778 were restricted stock awards. Also, as of  January 1, 2022, a total of 1,095 awards had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.

Stock-Settled Stock Appreciation Rights

The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. The weighted-average fair value of stock-settled stock appreciation rights granted in 2021, 2020, and 2019 was $27.12, $17.65, and $35.41, respectively.

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

	Year Ended

	2021	2020	2019

Expected volatility (1)	43.28%	35.23%	37.21%
Risk-free interest rate (2)	0.33%	1.66%	2.53%
Expected life (3)	3.5 yrs.	3.5 yrs.	3.5 yrs.
Expected dividend yield (4)	0.00%	0.00%	0.00%
Weighted-average exercise price (5)	$85.19	$63.02	$116.06

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

(4) The Company historically has not paid and currently has no plan to pay dividends.

(5) Exercise price is the closing price of the Company's common stock on the date of grant.

A summary of the Company’s stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 2, 2021	444	$69.25	2.0	$5,434
Granted	12	85.19
Exercised	(304)	63.40
Forfeited	(2)	73.81
Expired	-	-

Outstanding at January 1, 2022	150	$82.22	2.3	$3,596

Exercisable at January 1, 2022	33	$103.40	1.8	$299

* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at January 1, 2022 and January 2, 2021 was $101.20 and $77.10, respectively.

The total intrinsic value of stock-settled stock appreciation rights exercised was $10,337, $7,881, and $4,937, for the years ended 2021, 2020, and 2019, respectively. The total fair value of stock-settled stock appreciation rights that vested was $3,868, $3,532, and $15,940, for the years ended 2021, 2020, and 2019, respectively.

During the years ended January 1, 2022, January 2, 2021, and December 28, 2019, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of$170 for the year ended 2019. There was no reduction to additional paid-in capital for the years ended 2021 and 2020.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE K—EQUITY-BASED COMPENSATION – CONTINUED

Restricted Stock Awards

Restricted stock awards include stock-settled and cash-settled restricted stock units granted to the Company’s officers and key employees, and deferred stock units granted to non-employee directors. Restricted stock units are granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, and generally vest 25% each year on the anniversary of the grant date. Awards of deferred stock units granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. Upon vesting, holders of stock-settled restricted stock units and deferred stock units are entitled to receive shares of the Company’s common stock on a one-for-one basis. Holders of cash-settled restricted stock units are entitled to receive cash payments equivalent to the number of awards held, valued at the closing market price on the vest date. The fair value of restricted stock awards is determined based on the Company’s closing stock price on the date of grant. Cash-settled restricted stock units are accounted for as liability awards and fair value is remeasured to the current fair value, which is the Company's closing stock price, at each reporting date until the award is settled at vesting. Restricted stock awards are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

A summary of the Company’s stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at January 2,2021	323	$76.51
Granted	177	86.92
Vested	(131)	78.29
Forfeited	(3)	81.41

Outstanding at January 1,2022	366	$80.87

During the year ended January 1, 2022, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $3,575, $2,367, and $1,817 for the years ended 2021, 2020, and 2019, respectively, reflected as a financing activity in the Company’s consolidated statements of cash flows.

The total fair value of restricted stock units that vested was $11,378, $7,732, and $6,050, for the years ended 2021, 2020, and 2019, respectively.

A summary of the Company’s cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 2,2021	11	$75.85
Granted	6	85.19
Vested	(3)	80.15
Forfeited	(2)	80.75

Nonvested at January 1,2022	12	$78.66

The weighted-average fair value of liability awards outstanding was $79, $76, and $103 for the years ended 2021, 2020, and 2019, respectively.

The number of deferred stock units vested and unreleased totaled 19, 23, and 23 for the years ended 2021, 2020, and 2019, respectively. There were no deferred stock units that vested in 2021, 2020, and 2019.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION

USANA operates as a direct selling company that develops, manufactures, and distributes high-quality nutritional and personal care products that are sold via our independent distributors through a direct selling channel. The Company aggregates its operating segments into one reportable segment, as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Year Ended

	2021	2020	2019

USANA Nutritionals	86%	85%	83%
USANA Foods	7%	7%	8%
Personal care and Skincare (1)	6%	7%	8%
All Other	1%	1%	1%

___________________________________

(1)	Includes the Company’s new Active Nutrition line, which launched in five markets late in the first quarter of 2021 and will roll out to additional markets in future periods.

Selected Financial Information

Financial information, presented by geographic region is listed below:

	Year Ended

	2021	2020	2019
Net Sales to External Customers
Asia Pacific
Greater China	$563,469	$530,505	$535,995
Southeast Asia Pacific	269,803	269,555	220,085
North Asia	129,920	114,964	96,187
Asia Pacific Total	963,192	915,024	852,267

Americas and Europe	223,272	219,620	208,635

Consolidated Total	$1,186,464	$1,134,644	$1,060,902

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE L—SEGMENT INFORMATION – CONTINUED

	January 1,	January 2,
	2022	2021
Long-lived Assets
Asia Pacific
Greater China	$95,965	$96,570
Southeast Asia Pacific	15,394	18,662
North Asia	7,395	9,813
Asia Pacific Total	118,754	125,045

Americas and Europe	89,030	85,916

Consolidated Total	$207,784	$210,961

Total Assets
Asia Pacific
Greater China	$274,002	$272,607
Southeast Asia Pacific	62,332	72,167
North Asia	25,592	24,535
Asia Pacific Total	361,926	369,309

Americas and Europe	215,814	271,578

Consolidated Total	$577,740	$640,887

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended

	2021	2020	2019

Net sales:
China	$506,103	$470,177	$471,165
South Korea	$125,835	$110,807	$92,919

Long-lived Assets:
China	$91,530	$92,692
United States	$85,350	$82,167

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Year Ended
	2021	2020	2019

Net earnings available to common shareholders	$116,505	$124,664	$100,526

Weighted average common shares outstanding - basic	20,146	21,156	22,644

Dilutive effect of in-the-money equity awards	197	100	174

Weighted average common shares outstanding - diluted	20,343	21,256	22,818

Earnings per common share from net earnings - basic	$5.78	$5.89	$4.44

Earnings per common share from net earnings - diluted	$5.73	$5.86	$4.41

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

NOTE M—COMMON STOCK AND EARNINGS PER SHARE – CONTINUED

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2021	2020	2019

60	359	567

During the years ended 2021, 2020, and 2019, the Company repurchased and retired 1,844 shares, 785 shares, and 2,009 shares for an aggregate price of $177,837, $57,029, and $150,000, respectively.

Subsequent to January 1, 2022, and through  February 25, 2022, the Company repurchased and retired 153 shares of common stock for $13,533, at an average market price of $88.53 per share.

NOTE N—RELATED-PARTY TRANSACTIONS

The Company's Founder and Chairman Emeritus of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of January 1, 2022, Gull Global, Ltd. owned 41.20% of the Company’s issued and outstanding shares. Dr. Wentz retired from the position of Board Chairman and director at the Company's Annual Shareholder Meeting on May 1, 2020. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz’s private entity, Sanoviv S.A. de C.V. (“Sanoviv”), contracts with Amarevita S DE RL DE CV (“Amarevita”), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Amarevita and Amarevita carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Amarevita medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.

Amarevita performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Amarevita provides physicians and other medical staff to speak at USANA Associate events. Finally, Amarevita performs health assessments and physical examinations for the Company’s Executives. In consideration for these services, USANA paid Amarevita an immaterial amount in 2021, and $175 and $177 in 2020 and 2019, respectively. The Company’s agreements with Amarevita were approved by the Audit Committee in advance of the Company’s entry into the agreements. USANA’s collaboration with Amarevita is terminable at will by USANA at any time, without any continuing commitment by USANA.

The Company has had a long-standing relationship with Drive Marketing, a promotional product distributor located in Sandy, Utah. Drive Marketing provides the Company with customized products for Associate recognition. The Company paid Drive Marketing $444 in 2019. Nathan Guest was a sales representative for Drive Marketing’s various direct selling accounts, including the Company’s account, from 2017 to 2019. Nathan Guest is the son of Kevin Guest, the Company’s CEO. Drive Marketing is one of many promotional product distributors utilized by the Company. The Company’s relationship with Drive Marketing is terminable at will by the Company at any time without any continuing commitment. The relationship with Drive Marketing is no longer considered a related party as of October 2019.

The Company has had a long-standing contractual relationship with Shane Farmer, the sole owner of Dark Horse Rowing, LLC located in San Diego, California. Mr. Farmer provided consulting and other advisory services to the Company related to its development of nutritional products. The Company did not pay Dark Horse Rowing, LLC in 2021, and paid an immaterial amount in 2020 and $136 in 2019. During 2017, Shane Farmer became the stepson of Dr. Wentz, the Company’s founder and Chairman Emeritus. Mr. Farmer is one of many consultants and experts utilized by the Company to advise on nutrition. The Company’s relationship with Dark Horse Rowing is terminable at will by the Company at any time without any continuing commitment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

January 1, 2022
Allowance for sales returns	$819	$7,213	$7,485	$547
Allowance for doubtful accounts	$372	$148	$16	$504
Valuation allowance - deferred tax assets	$81,401	$18,557	$-	$99,958

January 2, 2021
Allowance for sales returns	$772	$115	$68	$819
Allowance for doubtful accounts	$261	$131	$20	$372
Valuation allowance - deferred tax assets	$64,285	$17,116	$-	$81,401

December 28, 2019
Allowance for sales returns	$839	$168	$235	$772
Allowance for doubtful accounts	$139	$146	$24	$261
Valuation allowance - deferred tax assets	$44,199	$20,086	$-	$64,285