Form 10-Q
period 2022-04-02
USANA HEALTH SCIENCES INC
filed 2022-05-11
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 6, 2022, there were 19,188,123 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2022

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

●

Uncertainty related to the magnitude, scope and duration of the impact of the novel strain coronavirus COVID-19 pandemic (“COVID-19” or the “COVID-19 pandemic”) to our business, operations and financial results, including, for example, additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19 in the markets where we operate, such as restrictions on business operations; shelter at home requirements; individual, group or city-wide lock-downs; or social distancing requirements;

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

●	Geo-political tensions or conflicts, including deterioration in foreign relations, as well as disputes or tensions amongst countries around the world in general or between the United States and other countries, including China;

●	Volatile fluctuation in the value of foreign currencies against the U.S. dollar;

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

Important information as to these factors can be found in this document, including, among other sections, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” and “Financial Condition and Liquidity.” Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q, and 8-K filed with the SEC from time to time.

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

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	April 2,	January 1,
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$237,753	$239,832
Inventories	97,581	98,318
Prepaid expenses and other current assets	28,451	26,967
Total current assets	363,785	365,117
Property and equipment, net	100,792	101,780
Goodwill	17,661	17,668
Intangible assets, net	30,124	30,442
Deferred tax assets	4,542	4,839
Other assets	56,015	57,894
	$572,919	$577,740
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,248	$13,508
Line of credit	10,000	—
Other current liabilities	136,719	147,282
Total current liabilities	157,967	160,790
Deferred tax liabilities	11,419	7,497
Other long-term liabilities	13,587	14,329
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,185 as of April 2, 2022 and 19,393 as of January 1, 2022	19	19
Additional paid-in capital	45,951	50,010
Retained earnings	344,755	344,637
Accumulated other comprehensive income (loss)	(779)	458
Total stockholders' equity	389,946	395,124
	$572,919	$577,740

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 2,	April 3,
	2022	2021
Net sales	$272,867	$307,976
Cost of sales	51,383	57,651
Gross profit	221,484	250,325
Operating expenses:
Associate incentives	119,620	134,495
Selling, general and administrative	68,797	71,633
Total operating expenses	188,417	206,128
Earnings from operations	33,067	44,197
Other income (expense):
Interest income	739	760
Interest expense	(32)	(5)
Other, net	(487)	(616)
Other income (expense), net	220	139
Earnings before income taxes	33,287	44,336
Income taxes	10,818	13,715
Net earnings	$22,469	$30,621

Earnings per common share
Basic	$1.16	$1.47
Diluted	$1.15	$1.45

Weighted average common shares outstanding
Basic	19,351	20,892
Diluted	19,481	21,096

Comprehensive income:
Net earnings	$22,469	$30,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(691)	(2,531)
Tax benefit (expense) related to foreign currency translation adjustment	(546)	1,616
Other comprehensive income (loss), net of tax	(1,237)	(915)
Comprehensive income	$21,232	$29,706

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended April 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				30,621		30,621
Other comprehensive income (loss), net of tax					(915)	(915)
Equity-based compensation expense			3,740			3,740
Common stock repurchased and retired	(721)	(1)	(9,251)	(60,202)		(69,454)
Common stock issued under equity award plans	105	—				—
Tax withholding for net-share settled equity awards			(2,865)			(2,865)
Balance at April 3, 2021	20,422	$20	$54,084	$353,213	$(4,540)	$402,777

For the three months ended April 2, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings				22,469		22,469
Other comprehensive income (loss), net of tax					(1,237)	(1,237)
Equity-based compensation expense			3,183			3,183
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	80	—				—
Tax withholding for net-share settled equity awards			(4,211)			(4,211)
Balance at April 2, 2022	19,185	$19	$45,951	$344,755	$(779)	$389,946

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cash flows from operating activities
Net earnings	$22,469	$30,621
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,279	3,231
Right-of-use asset amortization	2,327	2,259
(Gain) loss on sale of property and equipment	(3)	47
Equity-based compensation expense	3,183	3,740
Deferred income taxes	3,667	2,968
Changes in operating assets and liabilities:
Inventories	48	1,393
Prepaid expenses and other assets	(1,865)	(3,960)
Accounts payable	(2,153)	(6,899)
Other liabilities	(11,251)	(13,741)
Net cash provided by (used in) operating activities	19,701	19,659
Cash flows from investing activities
Receipts on notes receivable	—	51
Payments for net investment hedge	—	(1,555)
Proceeds from sale of property and equipment	3	13
Purchases of property and equipment	(1,789)	(1,597)
Net cash provided by (used in) investing activities	(1,786)	(3,088)
Cash flows from financing activities
Repurchase of common stock	(25,382)	(67,610)
Borrowings on line of credit	10,000	—
Payments related to tax withholding for net-share settled equity awards	(4,211)	(2,865)
Net cash provided by (used in) financing activities	(19,593)	(70,475)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(403)	(1,962)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,081)	(55,866)
Cash, cash equivalents, and restricted cash at beginning of period	243,653	315,937
Cash, cash equivalents, and restricted cash at end of period	$241,572	$260,071
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$237,753	$256,964
Restricted cash included in prepaid expenses and other current assets	—	61
Restricted cash included in other assets	3,819	3,046
Total cash, cash equivalents, and restricted cash	$241,572	$260,071
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5	$3
Income taxes	8,347	13,523
Cash received during the period for:
Income tax refund	25	—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	289	829
Accrued purchases of property and equipment	285	239
Unsettled trades for repurchase of common stock	—	1,844

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. While the overall impact of the COVID-19 pandemic on our business and results of operations has not been material, these factors and other events related to the pandemic have created meaningful disruptions in both the Company's sales and operations for the three months ended April 2, 2022, and for fiscal 2021. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position, and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

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

The condensed consolidated balance sheet as of January 1, 2022, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of  April 2, 2022, and results of operations and cash flows for the three months ended  April 2, 2022, and April 3, 2021.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. The results of operations for the three months ended April 2, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending  December 31, 2022.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the three months ended April 2, 2022, that have, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

As of  April 2, 2022, and  January 1, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	April 2,	Inputs
	2022	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$164,519	$164,519	$—	$—
Net investment hedge included in other current liabilities	(470)	—	(470)	—
Foreign currency contracts included in other current liabilities	(16)	—	(16)	—
	$164,033	$164,519	$(486)	$—

		Fair Value Measurements Using
	January 1,	Inputs
	2022	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$163,619	$163,619	$—	$—
Foreign currency contracts included in other current liabilities	(461)	—	(461)	—
	$163,158	$163,619	$(461)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  April 2, 2022 and January 1, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, restricted cash, and foreign currency contracts. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	April 2,	January 1,
	2022	2022
Raw materials	$30,591	$30,280
Work in progress	9,734	9,586
Finished goods	57,256	58,452
	$97,581	$98,318

NOTE D – INVESTMENT IN EQUITY SECURITIES

As of April 2, 2022 and January 1, 2022, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.

During the three months ended April 2, 2022, and the fiscal year ended January 1, 2022, no observable price changes occurred, and no impairment of securities was recorded.

NOTE E – REVENUE AND CONTRACT LIABILITIES

Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.  A majority of the Company’s sales are for products sold at a point in time and shipped to customers, for which control is transferred as goods are delivered to the third-party carrier for shipment. The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. Contract liabilities, which are recorded within the “Other current liabilities” line item in the condensed consolidated balance sheets, primarily relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where control is transferred over time as services are delivered.

Other revenue includes fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Associates, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.

The following table presents Other Revenue for the periods indicated:

	Quarter Ended
	April 2,	April 3,
	2022	2021
Other Revenue	$899	$972

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period. Contract liabilities are included in the "Other current liabilities" line item on the Company's condensed consolidated balance sheets:

	April 2,	January 1,
	2022	2022
Contract liabilities at beginning of period	$19,635	$15,952
Increase due to deferral of revenue at end of period	17,183	19,635
Decrease due to beginning contract liabilities recognized as revenue	(15,939)	(15,952)
Contract liabilities at end of period	$20,879	$19,635

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

As of  April 2, 2022, there was an outstanding balance of $10,000. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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

The Company periodically uses derivative instruments to hedge the foreign currency exposure of its net investment in foreign subsidiaries into U.S. dollars. Initially, the Company records derivative assets on a gross basis in its condensed consolidated balance sheets. Subsequently the fair value of derivatives is measured for each reporting period. The effective portion of gains and losses attributable to these net investment hedges is recorded to foreign currency translation adjustment (“FCTA”) within accumulated other comprehensive income (loss) (“AOCI”) to offset the change in the carrying value of the net investment being hedged and will subsequently be reclassified to net earnings in the period in which the investment in the subsidiary is either sold or substantially liquidated.

During the three months ended  April 2, 2022, the Company entered into a forward contract with a notional amount of $98,930.  During the three months ended April 3, 2021, the Company entered into a European option with a notional amount of $98,684.  Both the forward contract and the European option were designated as net investment hedges. For the three months ended  April 2, 2022 and  April 3, 2021, the Company had an unrealized loss of $470 and $190, respectively, recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended
	April 2,	April 3,
	2022	2021
Net earnings available to common shareholders	$22,469	$30,621
Weighted average common shares outstanding - basic	19,351	20,892
Dilutive effect of in-the-money equity awards	130	204
Weighted average common shares outstanding - diluted	19,481	21,096
Earnings per common share from net earnings - basic	$1.16	$1.47
Earnings per common share from net earnings - diluted	$1.15	$1.45

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
April 2,	April 3,
2022	2021
170	57

During the three months ended April 2, 2022 and April 3, 2021, the Company repurchased and retired 288 shares and 721 shares for $25,382 and $69,454, respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of  April 2, 2022, the remaining authorized repurchase amount under the stock repurchase plan was $82,839. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended
	April 2,	April 3,
	2022	2021
USANA® Nutritionals	87%	87%
USANA Foods(1)	7%	7%
Personal care and Skincare	5%	5%
All Other	1%	1%

(1) Includes the Company’s new Active Nutrition line, which launched in five markets in 2021 and will roll out to additional markets in future periods.

Selected Financial Information

Financial information, presented by geographic region is listed below:

	Quarter Ended
	April 2,	April 3,
	2022	2021
Net Sales to External Customers
Asia Pacific
Greater China	$133,739	$148,978
Southeast Asia Pacific	54,742	72,148
North Asia	29,939	30,165
Asia Pacific Total	218,420	251,291
Americas and Europe	54,447	56,685
Consolidated Total	$272,867	$307,976

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	April 2,	April 3,
	2022	2021
Net sales:
China	$120,254	$134,303
South Korea	$29,187	$29,020
United States	$28,277	$26,963

	As of
	April 2,	January 1,
	2022	2022
Long-lived assets:
China	$90,196	$91,530
United States	$85,221	$85,350

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide an understanding of USANA’s financial condition, results of operations and cash flows by reviewing certain key indicators and measures of performance.

The MD&A is presented in seven sections as follows:

●	Overview

●	Products

●	Impact of the COVID-19 Pandemic

●	Customers

●	Non-GAAP Financial Measures

●	Results of Operations

●	Liquidity and Capital Resources

This discussion and analysis from management's perspective should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 1, 2022 (“2021 Form 10-K”), filed with the SEC on March 1, 2022, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of April 2, 2022, we had approximately 552,000 active Customers worldwide.

We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended April 2, 2022, net sales outside of the United States represented 89.6% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Product Line
USANA® Nutritionals
Optimizers	70%	70%
Essentials/CellSentials(1)	17%	17%
USANA Foods(2)	7%	7%
Personal care and Skincare	5%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	11%	12%
Proflavanol®	10%	11%
Probiotic	13%	9%

(1) Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.

(2) Includes the Active Nutrition line, which launched in five markets late in the first quarter of 2021 and will roll out to additional markets in future periods.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected the availability and cost of various of our raw materials, packaging materials and shipping resources to transport our products to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic, including the spread of new variants of the virus, will likely continue to negatively affect our business throughout 2022 in a number of ways.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 52% of product sales during the three months ended April 2, 2022.  The remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

We believe that our ability to attract and retain active Customers is positively influenced by a number of factors, including our high-quality product offerings and the general public’s heightened awareness and understanding of the connection between diet and long-term health. Additionally, we believe that our Associate compensation plan and the general public’s growing desire for a secondary source of income and small business ownership are key to our ability to attract and retain Associates. We periodically update our Compensation Plan in an effort to ensure that it is among the most competitive plans in the industry, to encourage behavior that we believe leads to a successful business for our Associates, and to ensure that our plan provides us with leverage to grow sales and earnings. Additionally, the initiatives we are executing under our customer experience and technology enhancements strategy are designed to promote active Customer growth.

To further support our Associates in building their businesses, we traditionally sponsor meetings and events throughout the year, which offer information about our products and our network marketing system. We also provide low-cost sales tools, including online sales, business management, and training tools, which are intended to support our Associates in building and maintaining a successful home-based business. Although we provide training and sales tools, we ultimately rely on our Associates to sell our products, attract new active Customers to purchase our products, and educate and train new Associates. We sponsor meetings designed to assist Associates in their business development and to provide a forum for interaction with our Associate leaders and members of our management team.

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	April 2, 2022		April 3, 2021		Prior Year	Change
Asia Pacific:
Greater China	255,000	46.2%	276,000	44.7%	(21,000)	(7.6%)
Southeast Asia Pacific	110,000	19.9%	137,000	22.2%	(27,000)	(19.7%)
North Asia	57,000	10.3%	59,000	9.6%	(2,000)	(3.4%)
Asia Pacific Total	422,000	76.4%	472,000	76.5%	(50,000)	(10.6%)
Americas and Europe	130,000	23.6%	145,000	23.5%	(15,000)	(10.3%)
	552,000	100.0%	617,000	100.0%	(65,000)	(10.5%)

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures described below. Our management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods and in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

Results of Operations

Summary of Financial Results

Net sales for the first quarter of 2022 decreased 11.4% to $272.9 million, a decrease of $35.1 million, compared with the prior-year quarter. This decrease resulted primarily from a 10.5% decline in active Customers compared to the prior-year quarter, and unfavorable changes in currency exchange rates, which negatively impacted net sales by $2.8 million.

Net earnings for the first quarter of 2022 were $22.5 million, a decrease of 26.6% compared with $30.6 million during the prior-year quarter. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses.

Quarters Ended April 2, 2022 and April 3, 2021

Net Sales

The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	April 2, 2022		April 3, 2021		Change from prior year	Percent change		Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$133,739	49.0%	$148,978	48.4%	$(15,239)	(10.2%	)	$2,530	(11.9%	)
Southeast Asia Pacific	54,742	20.0%	72,148	23.4%	(17,406)	(24.1%	)	(2,596)	(20.5%	)
North Asia	29,939	11.0%	30,165	9.8%	(226)	(0.7%	)	(2,446)	7.4%
Asia Pacific Total	218,420	80.0%	251,291	81.6%	(32,871)	(13.1%	)	(2,512)	(12.1%	)
Americas and Europe	54,447	20.0%	56,685	18.4%	(2,238)	(3.9%	)	(293)	(3.4%	)
	$272,867	100.0%	$307,976	100.0%	$(35,109)	(11.4%	)	$(2,805)	(10.5%	)

Asia Pacific: The decline in this region is largely the result of a challenging operating environment in several of our Asia Pacific markets due to the COVID-19 pandemic. The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 12.4%, due to a 7.9% decrease in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in the Philippines, and Malaysia, which had local currency net sales decline of 29.8%, and 27.0%, due to a 28.6% and 17.1% decrease in active Customers, respectively. The increase in constant currency net sales in North Asia was primarily the result of sales growth in Korea, where local currency net sales increased 8.6%, due to an increase in average spend per customer.

Americas and Europe: The decrease in constant currency sales in this region was primarily the result of a sales decline in Mexico, where local currency net sales decreased 27.8%, due to competitive pressures, which led to a 20.7% decrease in active Customers.  The decrease was partially offset by a 4.9% net sales increase in the United States.

Gross Profit

Gross profit decreased 10 basis points to 81.2% of net sales, down from 81.3% in the prior-year quarter. The decrease in gross profit margin can be attributed to inventory valuation adjustments, unfavorable changes in currency exchange rates, and increased product costs. These decreases were partially offset by favorable changes in market and product sales mix, and increased transportation costs related to the strategic buildup of inventory in the prior-year quarter due to COVID-19 related disruptions to our supply chain and logistics.

Associate Incentives

Associate incentives increased 10 basis points to 43.8% of net sales, up from 43.7% in the prior-year quarter.  The relative increase can primarily be attributed to a market specific incentive promotion and increased spend on miscellaneous associate incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 210 basis points relative to net sales and decreased $2.8 million in absolute terms.  The relative increase can be attributed to leverage lost on lower net sales. The decreased expense in absolute terms can be primarily attributed to lower costs on current year sales and operating performance.

Income Taxes

Income taxes increased to 32.5% of pre-tax earnings, up from 30.9% of pre-tax earnings in the prior-year quarter.  The effective tax rate increase is due primarily to a change in distribution of pre-tax income by market.

Diluted Earnings per Share

Diluted EPS decreased 20.7% to $1.15 as compared to $1.45 reported in the prior-year quarter. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements by using net cash flow from operations and by drawing on our line of credit. Our principal source of liquidity is our operating cash flow. Although we are required to maintain cash deposits with banks in certain of our markets, there are currently no material restrictions on our ability to transfer and remit funds among our international markets. In China, however, our compliance with Chinese accounting and tax regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) results in transfer and remittance of our profits and dividends from China to the United States on a delayed basis. If SAFE or other Chinese regulators introduce new regulations or change existing regulations which allow foreign investors to remit profits and dividends earned in China to other countries, our ability to remit profits or pay dividends from China to the United States may be limited in the future.

We believe we have sufficient liquidity to satisfy our cash needs and expect to continue to fund our business with cash flow from operations. We continue, however, to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we continually evaluate opportunities, to repurchase shares of our common stock and will, from time to time, consider the acquisition of, or investment in complementary businesses, products, services, and technologies, which has the potential to affect our liquidity.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $237.8 million as of April 2, 2022, from $239.8 million as of January 1, 2022. Cash flow provided by operating activities generated $19.7 million partially offset by cash used in financing activities of $19.6 million during the three months ended April 2, 2022.

The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	April 2, 2022	January 1, 2022
China	$176.4	$139.9
United States	17.0	51.9
All other markets	44.4	48.0
Total Cash and cash equivalents	$237.8	$239.8

Cash Flows Provided by Operations

As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities was $19.7 million for the first three months of 2022.  Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2021 annual employee bonus, and a reduction in trade payables.

Net cash flow provided by operating activities was $19.7 million for the three months of 2021. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flows provided by operating activities, partially offset by cash used to pay the 2020 annual employee bonus, reduce accruals related to inventories received at year-end, renew our annual insurance policies, and renew contracts for certain IT-related services.

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

Critical Accounting Policies

There were no changes during the quarter to our critical accounting policies as disclosed in our 2021 Form 10-K. Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2021 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosures on this matter made in our 2021 Form 10-K.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the 2021 Form 10-K.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are a party to litigation and other proceedings that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees, and other matters.

Information with respect to our legal proceedings may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 Part I of this report.

Item 1A.  RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2021 Form 10-K.  The risk factors identified in our 2021 Form 10-K have not changed in any material respect.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan.  At April 2, 2022, the authorized amount available for repurchases under the plan was $82.8 million.

Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws.  Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC.  There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended April 2, 2022.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal January
(Jan. 2, 2022 through Feb. 5, 2022)	0	$0.00	0	$108,221
Fiscal February
(Feb. 6, 2022 through Mar. 5, 2022)	245	$88.30	245	$86,555
Fiscal March
(Mar. 6, 2022 through Apr. 2, 2022)	43	$86.41	43	$82,839
	288		288

*Information with respect to the authorization of the share repurchase plan may be found in Note I to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.21	Amendment No. 1 to USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (filed herewith)
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2022

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)