Form 10-Q
period 2022-07-02
USANA HEALTH SCIENCES INC
filed 2022-08-09
CIK 896264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 5, 2022, there were 19,198,303 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2022

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

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	As of	As of
	July 2,	January 1,
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$230,370	$239,832
Inventories	84,164	98,318
Prepaid expenses and other current assets	27,470	26,967
Total current assets	342,004	365,117
Property and equipment, net	97,827	101,780
Goodwill	17,476	17,668
Intangible assets, net	34,371	30,442
Deferred tax assets	11,265	4,839
Other assets	55,016	57,894
	$557,959	$577,740
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,175	$13,508
Other current liabilities	123,419	147,282
Total current liabilities	133,594	160,790
Deferred tax liabilities	5,142	7,497
Other long-term liabilities	15,542	14,329
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,196 as of July 2, 2022 and 19,393 as of January 1, 2022	19	19
Additional paid-in capital	49,206	50,010
Retained earnings	363,912	344,637
Accumulated other comprehensive income (loss)	(9,456)	458
Total stockholders' equity	403,681	395,124
	$557,959	$577,740

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net sales	$264,474	$336,837	$537,341	$644,813
Cost of sales	49,517	57,014	100,900	114,665
Gross profit	214,957	279,823	436,441	530,148
Operating expenses:
Associate incentives	119,204	153,863	238,824	288,358
Selling, general and administrative	66,387	72,240	135,184	143,873
Total operating expenses	185,591	226,103	374,008	432,231
Earnings from operations	29,366	53,720	62,433	97,917
Other income (expense):
Interest income	673	679	1,412	1,439
Interest expense	(96)	(16)	(128)	(21)
Other, net	(635)	(73)	(1,122)	(689)
Other income (expense), net	(58)	590	162	729
Earnings before income taxes	29,308	54,310	62,595	98,646
Income taxes	10,151	16,076	20,969	29,791
Net earnings	$19,157	$38,234	$41,626	$68,855

Earnings per common share
Basic	$1.00	$1.89	$2.16	$3.35
Diluted	$1.00	$1.87	$2.15	$3.31

Weighted average common shares outstanding
Basic	19,215	20,247	19,283	20,570
Diluted	19,244	20,446	19,362	20,771

Comprehensive income:
Net earnings	$19,157	$38,234	$41,626	$68,855
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,672)	2,859	(12,363)	328
Tax benefit (expense) related to foreign currency translation adjustment	2,995	725	2,449	2,341
Other comprehensive income (loss), net of tax	(8,677)	3,584	(9,914)	2,669
Comprehensive income	$10,480	$41,818	$31,712	$71,524

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For six months ended July 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				68,855		68,855
Other comprehensive income (loss), net of tax					2,669	2,669
Equity-based compensation expense			7,585			7,585
Common stock repurchased and retired	(1,025)	(1)	(13,155)	(85,999)		(99,155)
Common stock issued under equity award plans	121	—				—
Tax withholding for net-share settled equity awards			(2,981)			(2,981)
Balance at July 3, 2021	20,134	$20	$53,909	$365,650	$(956)	$418,623

For six months ended July 2, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings				41,626		41,626
Other comprehensive income (loss), net of tax					(9,914)	(9,914)
Equity-based compensation expense			6,739			6,739
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	91	—				—
Tax withholding for net-share settled equity awards			(4,512)			(4,512)
Balance at July 2, 2022	19,196	$19	$49,206	$363,912	$(9,456)	$403,681

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the three months ended July 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at April 3, 2021	20,422	$20	$54,084	$353,213	$(4,540)	$402,777
Net earnings				38,234		38,234
Other comprehensive income (loss), net of tax					3,584	3,584
Equity-based compensation expense			3,845			3,845
Common stock repurchased and retired	(304)	—	(3,904)	(25,797)		(29,701)
Common stock issued under equity award plans	16	—				—
Tax withholding for net-share settled equity awards			(116)			(116)
Balance at July 3, 2021	20,134	$20	$53,909	$365,650	$(956)	$418,623

For the three months ended July 2, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at April 2, 2022	19,185	$19	$45,951	$344,755	$(779)	$389,946
Net earnings				19,157		19,157
Other comprehensive income (loss), net of tax					(8,677)	(8,677)
Equity-based compensation expense			3,556			3,556
Common stock issued under equity award plans	11	—				—
Tax withholding for net-share settled equity awards			(301)			(301)
Balance at July 2, 2022	19,196	$19	$49,206	$363,912	$(9,456)	$403,681

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2,	July 3,
	2022	2021
Cash flows from operating activities
Net earnings	$41,626	$68,855
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,628	6,511
Right-of-use asset amortization	4,105	4,537
(Gain) loss on sale of property and equipment	74	45
Equity-based compensation expense	6,739	7,585
Deferred income taxes	(6,825)	(5,775)
Changes in operating assets and liabilities:
Inventories	8,537	(254)
Prepaid expenses and other assets	(3,072)	(2,711)
Accounts payable	(3,711)	(5,030)
Other liabilities	(19,787)	(14,946)
Net cash provided by (used in) operating activities	34,314	58,817
Cash flows from investing activities
Receipts on notes receivable	—	104
Proceeds from the settlement of net investment hedges	4,555	—
Payments for net investment hedge	—	(1,555)
Payments to acquire assets	(6,532)	—
Proceeds from sale of property and equipment	3	15
Purchases of property and equipment	(3,535)	(3,146)
Net cash provided by (used in) investing activities	(5,509)	(4,582)
Cash flows from financing activities
Repurchase of common stock	(25,382)	(99,155)
Borrowings on line of credit	10,500	—
Payments on line of credit	(10,500)	—
Payments related to tax withholding for net-share settled equity awards	(4,512)	(2,981)
Net cash provided by (used in) financing activities	(29,894)	(102,136)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,535)	515
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,624)	(47,386)
Cash, cash equivalents, and restricted cash at beginning of period	243,653	315,937
Cash, cash equivalents, and restricted cash at end of period	$234,029	$268,551
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$230,370	$265,368
Restricted cash included in prepaid expenses and other current assets	—	93
Restricted cash included in other assets	3,659	3,090
Total cash, cash equivalents, and restricted cash	$234,029	$268,551
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$45	$5
Income taxes	31,523	38,791
Cash received during the period for:
Income tax refund	43	—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	4,471	1,128
Accrued purchases of property and equipment	988	453
Contingent consideration given to acquire assets	886	—

The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION

The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations for the three and six months ended July 2, 2022, and for fiscal 2021. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position, and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business. Additionally, we have begun to experience inflationary pressures across several areas of our business which has created a challenging operating environment.

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

The condensed consolidated balance sheet as of January 1, 2022, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of  July 2, 2022, and results of operations and cash flows for the three and six months ended  July 2, 2022 and July 3, 2021.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. The results of operations for the three and six months ended July 2, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending  December 31, 2022.

Recent Accounting Pronouncements

Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities (deferred revenue) acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the date of adoption. Evaluation of this new standard is dependent on multiple circumstances including the timing and complexity of completed business combinations. As a result, the Company intends to adopt the provisions of ASU 2021-08 in the first quarter of 2023.

No other new accounting pronouncement issued or effective during the three and six months ended July 2, 2022, had, or is expected to have, a material impact on the Company's condensed consolidated financial statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE B – BUSINESS COMBINATIONS

During the second quarter, the Company acquired assets in business combinations for an aggregate purchase consideration of $6,532 in cash and $886 in contingent consideration. The preliminary purchase price allocations were $964 to tangible assets, $6,065 to intangible assets, and $389 to goodwill. The primary reasons for the business combinations are to augment and expand the Company's core competencies. The amount of revenue and earnings related to the business combinations since the acquisition date is immaterial.

The contingent consideration liability is based on the achievement of certain milestones over a three-year period. Under the terms of the purchase agreement, the contingent consideration consists of three earn-out periods capped at $500 per earn-out period. The maximum earn-out is $1,500 per the asset purchase agreement. As of the acquisition date, the contingent consideration had a fair value of $886. The estimated fair value of the contingent consideration liability as of the date of acquisition was determined using an option pricing method based upon available information and certain assumptions known and contains key inputs that are unobservable in the market, which represents a Level 3 measurement within the fair value hierarchy. Contingent consideration is included in Fair Value Measures in Note C.

Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company’s condensed consolidated financial statements.

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

As of  July 2, 2022, and  January 1, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using
	July 2,	Inputs
	2022	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$160,287	$160,287	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	1,435	—	1,435	—
Contingent consideration included in other current liabilities of ($338) and other long-term liabilities of ($548)	(886)	—	—	(886)
	$160,836	$160,287	$1,435	$(886)

		Fair Value Measurements Using
	January 1,	Inputs
	2022	Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$163,619	$163,619	$—	$—
Foreign currency contracts included in other current liabilities	(461)	—	(461)	—
	$163,158	$163,619	$(461)	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of  July 2, 2022 and January 1, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.

The Company’s financial instruments include cash equivalents, restricted cash, other liabilities, and foreign currency contracts. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

(unaudited)

NOTE D – INVENTORIES

Inventories consist of the following:

	July 2,	January 1,
	2022	2022
Raw materials	$24,629	$30,280
Work in progress	7,990	9,586
Finished goods	51,545	58,452
	$84,164	$98,318

NOTE E – INVESTMENT IN EQUITY SECURITIES

As of July 2, 2022 and January 1, 2022, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.

During the three and six months ended July 2, 2022, and the fiscal year ended January 1, 2022, no observable price changes occurred, and no impairment of securities was recorded.

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

The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Other Revenue	$895	$965	$1,794	$1,937

Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note K.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	July 2,	January 1,
	2022	2022
Contract liabilities at beginning of period	$19,635	$15,952
Increase due to deferral of revenue at end of period	16,141	19,635
Decrease due to beginning contract liabilities recognized as revenue	(17,147)	(15,952)
Contract liabilities at end of period	$18,629	$19,635

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

There was no outstanding debt on the Credit Facility at  July 2, 2022. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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

During the three and six months ended  July 2, 2022, the Company settled a forward contract with a notional amount of $98,930. During the three and six months ended July 3, 2021, the Company settled a European option with a notional amount of $98,684. Both the forward contract and the European option were designated as net investment hedges. For the three and six months ended  July 2, 2022 and  July 3, 2021, the Company realized a gain of $4,555 and a loss of $1,555, respectively, recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.

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

The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net earnings available to common shareholders	$19,157	$38,234	$41,626	$68,855
Weighted average common shares outstanding - basic	19,215	20,247	19,283	20,570
Dilutive effect of in-the-money equity awards	29	199	79	201
Weighted average common shares outstanding - diluted	19,244	20,446	19,362	20,771
Earnings per common share from net earnings - basic	$1.00	$1.89	$2.16	$3.35
Earnings per common share from net earnings - diluted	$1.00	$1.87	$2.15	$3.31

Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
July 2,	July 3,	July 2,	July 3,
2022	2021	2022	2021
374	59	272	58

There were no shares repurchased during the three months ended July 2, 2022. During the three months ended  July 3, 2021, the Company repurchased and retired 304 shares for $29,701 under the Company's share repurchase plan.

During the six months ended July 2, 2022 and July 3, 2021, the Company repurchased and retired 288 shares and 1,025 shares for $25,382 and $99,155, respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.

As of  July 2, 2022, the remaining authorized repurchase amount under the stock repurchase plan was $82,839. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
USANA® Nutritionals	85%	86%	86%	87%
USANA Foods(1)	8%	8%	7%	7%
Personal care and Skincare	6%	5%	6%	5%
All Other	1%	1%	1%	1%

(1) Includes the Company’s new Active Nutrition line, which launched in five markets in 2021 and all but two of the remaining markets through the second quarter of 2022.

Selected Financial Information

Financial information, presented by geographic region is listed below:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net Sales to External Customers
Asia Pacific
Greater China	$140,775	$165,416	$274,514	$314,394
Southeast Asia Pacific	47,830	76,101	102,572	148,249
North Asia	28,803	37,438	58,742	67,603
Asia Pacific Total	217,408	278,955	435,828	530,246
Americas and Europe	47,066	57,882	101,513	114,567
Consolidated Total	$264,474	$336,837	$537,341	$644,813

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net sales:
China	$128,389	$150,878	$248,643	$285,181
South Korea	$28,153	$36,337	$57,340	$65,357

	As of
	July 2,	January 1,
	2022	2022
Long-lived assets:
China	$87,351	$91,530
United States	$92,227	$85,350

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

Overview

We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of July 2, 2022, we had approximately 559,000 active Customers worldwide.

We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended July 2, 2022, net sales outside of the United States represented 90.2% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products

The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	July 2,	July 3,
	2022	2021
Product Line
USANA® Nutritionals
Optimizers	69%	69%
Essentials/CellSentials(1)	17%	18%
USANA Foods(2)	7%	7%
Personal care and Skincare	6%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	11%	12%
Proflavanol®	10%	11%
Probiotic	10%	9%

(1) Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.

(2) Includes the Company’s new Active Nutrition line, which launched in five markets in 2021 and all but two of the remaining markets through the second quarter of 2022.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world.  The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to modify our workforce strategies, and required us, at times, to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected the availability and cost of various of our raw materials, packaging materials and shipping resources to transport our products to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic, including the spread of new variants of the virus, will likely continue to negatively affect our business throughout 2022 in a number of ways.

Customers

Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 51% of product sales during the six months ended July 2, 2022.  The remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

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

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region
	As of		As of		Change from	Percent
	July 2, 2022		July 3, 2021		Prior Year	Change
Asia Pacific:
Greater China	278,000	49.8%	303,000	46.5%	(25,000)	(8.3%)
Southeast Asia Pacific	103,000	18.4%	144,000	22.1%	(41,000)	(28.5%)
North Asia	57,000	10.2%	66,000	10.1%	(9,000)	(13.6%)
Asia Pacific Total	438,000	78.4%	513,000	78.7%	(75,000)	(14.6%)
Americas and Europe	121,000	21.6%	139,000	21.3%	(18,000)	(12.9%)
	559,000	100.0%	652,000	100.0%	(93,000)	(14.3%)

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

Results of Operations

Summary of Financial Results

Net sales for the second quarter of 2022 decreased 21.5% to $264.5 million, a decrease of $72.4 million, compared with the prior-year quarter. The decrease was due, in great part, to a lower number of active Customers during the quarter as compared to the prior year period. This decline in active Customers resulted, in part, from timing and performance differences in sales program activity offered by the Company during the second quarter of 2022 compared to the prior year period. During the second quarter of 2021, the Company benefited from a successful worldwide sales program that contributed to double-digit- active Customer growth during that period. During the second quarter of 2022, we offered a similar sales program, however the duration and geographic scope of the program is staggered throughout the year (beyond the second quarter), which creates a challenging comparable year-over-year. Additionally, the current year sales program has performed below expectations because of disruptions attributable to COVID-19 related lockdowns, restrictions, and other challenges, particularly in our Asia Pacific markets. These disruptions have contributed to a 14.3% decline in active Customers compared to the prior-year quarter.  Additionally, unfavorable changes in currency exchange rates, have negatively impacted net sales by an estimated $10.9 million.

Net earnings for the second quarter of 2022 were $19.2 million, a decrease of 49.9% compared with $38.2 million during the prior-year quarter. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses. Additionally, inflationary pressures have persisted across several areas of our business, but we remain steadfast in pursuing investments to deliver on our business strategies.

Quarters Ended July 2, 2022 and July 3, 2021

Net Sales

The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Quarter Ended
	July 2, 2022		July 3, 2021		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$140,775	53.2%	$165,416	49.1%	$(24,641)	(14.9%)	$(3,062)	(13.0%)
Southeast Asia Pacific	47,830	18.1%	76,101	22.6%	(28,271)	(37.1%)	(3,341)	(32.8%)
North Asia	28,803	10.9%	37,438	11.1%	(8,635)	(23.1%)	(3,632)	(13.4%)
Asia Pacific Total	217,408	82.2%	278,955	82.8%	(61,547)	(22.1%)	(10,035)	(18.5%)
Americas and Europe	47,066	17.8%	57,882	17.2%	(10,816)	(18.7%)	(863)	(17.2%)
	$264,474	100.0%	$336,837	100.0%	$(72,363)	(21.5%)	$(10,898)	(18.2%)

Asia Pacific: The decline in this region is largely the result of lower active Customer counts in the region caused, in part, by (i) the challenging operating environment due to COVID-19, and (ii) timing and performance differences in sales program activity offered by the Company during the quarter compared to the prior year period, which creates a challenging comparable year-over-year. The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 13.1%, due to a 8.5% decrease in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in the Philippines, and Malaysia, which had local currency net sales declines of 48.3%, and 28.2%, due to a 41.5%, and 20.9% decrease in active Customers, respectively. The decrease in constant currency net sales in North Asia was primarily the result of a sales decline in South Korea, where local currency net sales decreased 12.9%, due to a 12.7% decrease in active Customers.

Americas and Europe: The decrease in this region is largely the result of lower active Customer counts in the region due to timing and performance difference in sales program activity offered by the Company during the quarter compared to the prior year period, which creates a challenging year-over-year comparable. There were local currency sales declines in all markets in this region, most notable among these markets, Canada and the United States, which had local currency net sales declines of 22.6%, and 9.5%, due to a 13.3%, and 8.8% decrease in active Customers, respectively.

Gross Profit

Gross profit decreased 180 basis points to 81.3% of net sales, down from 83.1% in the prior-year quarter. The decrease can be attributed to unfavorable changes in currency exchange rates, an increase in inventory valuation adjustments, loss of leverage on lower sales, and higher material costs. These decreases were partially offset by favorable changes in market and product sales mix.

Associate Incentives

Associate incentives decreased 60 basis points to 45.1% of net sales, down from 45.7% in the prior-year quarter. The relative decrease can primarily be attributed to the increased spend associated with the worldwide sales program offered during the prior-year quarter, and decreased spend on miscellaneous associate incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 360 basis points relative to net sales and decreased $5.9 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The decreased expense in absolute terms can be primarily attributed to lower costs on variable expenses, as well as lower employee related costs.

Income Taxes

Income taxes increased to 34.6% of pre-tax earnings, up from 29.6% of pre-tax earnings in the prior-year quarter. The effective tax rate increase is due primarily to a change in mix of pre-tax income to markets with higher tax rates.

Diluted Earnings per Share

Diluted EPS decreased 46.5% to $1.00 as compared to $1.87 reported in the prior-year quarter. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.

Six Months Ended July 2, 2022 and July 3, 2021

Net Sales

The following table summarizes the changes in net sales by geographic region for the six months ended as of the dates indicated:

	Net Sales by Region
	(in thousands)
	Six Months Ended
	July 2, 2022		July 3, 2021		Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
Asia Pacific
Greater China	$274,514	51.1%	$314,394	48.7%	$(39,880)	(12.7%)	$(532)	(12.5%)
Southeast Asia Pacific	102,572	19.1%	148,249	23.0%	(45,677)	(30.8%)	(5,937)	(26.8%)
North Asia	58,742	10.9%	67,603	10.5%	(8,861)	(13.1%)	(6,078)	(4.1%)
Asia Pacific Total	435,828	81.1%	530,246	82.2%	(94,418)	(17.8%)	(12,547)	(15.4%)
Americas and Europe	101,513	18.9%	114,567	17.8%	(13,054)	(11.4%)	(1,156)	(10.4%)
	$537,341	100.0%	$644,813	100.0%	$(107,472)	(16.7%)	$(13,703)	(14.5%)

Asia Pacific: The decline in this region is largely the result of the challenging operating environment as discussed above, as a result, there were local currency sales declines in all markets in this region. The decrease in constant currency net sales in Greater China was most notable in China, where local currency net sales decreased 12.7%. The decrease in constant currency net sales in Southeast Asia Pacific was most notable among these markets, the Philippines, and Malaysia, which had local currency net sales declines of 39.5%, and 27.6%, respectively. The decrease in constant currency net sales in North Asia was most notable in South Korea, which had a local currency net sales decline of 3.4%.

Americas and Europe: The decline in this region is largely the result of the challenging operating environment as discussed above, as a result, there were local currency sales declines in all markets in this region, most notable among these markets , Canada and Mexico, where local currency net sales decreased 14.2%, and 25.5%, respectively.

Gross Profit

Gross profit decreased 100 basis points to 81.2% of net sales, down from 82.2% for the six months ended 2021. The decrease in gross profit margin can be attributed to inventory valuation adjustments, unfavorable changes in currency exchange rates, increased product costs, and loss of leverage on lower sales. These decreases were partially offset by favorable changes in market and product sales mix, and increased transportation costs related to the strategic buildup of inventory in the prior-year quarter due to COVID-19 related disruptions to our supply chain and logistics.

Associate Incentives

Associate incentives decreased 30 basis points to 44.4% of net sales, down from 44.7% for the six months ended 2021. The relative decrease can primarily be attributed to a decrease in promotional incentives, as described above, and decreased spend on miscellaneous associate incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 290 basis points relative to net sales and decreased $8.7 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The decreased expense in absolute terms can be primarily attributed to lower costs on variable expenses, as well as lower employee related costs.

Income Taxes

Income taxes increased to 33.5% of pre-tax earnings, up from 30.2% of pre-tax earnings for the six months ended 2021. The effective tax rate increase is due primarily to a change in mix of pre-tax income to markets with higher tax rates.

Diluted Earnings per Share

Diluted EPS decreased 35% to $2.15 as compared to $3.31 reported for the six months ended 2021. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.

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

Cash and Cash Equivalents

Cash and cash equivalents decreased to $230.4 million as of July 2, 2022, from $239.8 million as of January 1, 2022. Cash flow provided by operating activities generated $34.3 million partially offset by cash used in financing activities of $29.9 million, and cash used in investing activities of $6.5 million to acquire assets in business combinations during the six months ended July 2, 2022.

The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents
	(in Millions)
	As of	As of
	July 2, 2022	January 1, 2022
United States	112.8	51.9
China	$76.2	$139.9
All other markets	41.4	48.0
Total Cash and cash equivalents	$230.4	$239.8

Cash Flows Provided by Operations

As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities was $34.3 million for the first six months of 2022. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2021 annual employee bonus, and a reduction in trade payables.

Net cash flow provided by operating activities was $58.8 million for the first six months of 2021. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flows provided by operating activities, partially offset by cash used to pay the 2020 annual employee bonus, reduce accruals related to inventories received at year-end, renew our annual insurance policies, and renew contracts for certain IT-related services.

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

As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2022

USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)