Form 10-Q
period 2022-10-01
USANA HEALTH SCIENCES INC
filed 2022-11-08
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, there were 19,206,289 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended October 1, 2022

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
•Geo-political tensions or conflicts, including deterioration in foreign relations, as well as disputes or tensions amongst countries around the world in general or between the United States and other countries, including China;
•Volatile fluctuation in the value of foreign currencies against the U.S. dollar;
•Noncompliance by us or our Associates with any data privacy laws or any security breach by us or a third party involving the misappropriation, loss, destruction or other unauthorized use or disclosure of confidential information;
•Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, significant price increases of freight and transportation, meaningful delays in freight and shipping, and other disruptions to our supply chain; and
•Our continued compliance with debt covenants in our Credit Facility.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of October 1, 2022	As of January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$246,879	$239,832
Inventories	67,278	98,318
Prepaid expenses and other current assets	26,997	26,967
Total current assets	341,154	365,117
Property and equipment, net	95,228	101,780
Goodwill	17,104	17,668
Intangible assets, net	32,158	30,442
Deferred tax assets	13,019	4,839
Other assets	57,400	57,894
	$556,063	$577,740
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,362	$13,508
Other current liabilities	115,484	147,282
Total current liabilities	125,846	160,790
Deferred tax liabilities	4,801	7,497
Other long-term liabilities	14,317	14,329
Stockholders' equity
Common stock, $0.001 par value; Authorized - 50,000 shares, issued and outstanding 19,198 as of October 1, 2022 and 19,393 as of January 1, 2022	19	19
Additional paid-in capital	52,238	50,010
Retained earnings	378,841	344,637
Accumulated other comprehensive income (loss)	(19,999)	458
Total stockholders' equity	411,099	395,124
	$556,063	$577,740
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$233,300	$274,352	$770,641	$919,165
Cost of sales	46,560	50,715	147,460	165,380
Gross profit	186,740	223,637	623,181	753,785
Operating expenses:
Associate incentives	98,090	116,222	336,914	404,580
Selling, general and administrative	66,020	66,645	201,204	210,518
Total operating expenses	164,110	182,867	538,118	615,098
Earnings from operations	22,630	40,770	85,063	138,687
Other income (expense):
Interest income	918	487	2,330	1,926
Interest expense	(32)	(18)	(160)	(39)
Other, net	(292)	(889)	(1,414)	(1,578)
Other income (expense), net	594	(420)	756	309
Earnings before income taxes	23,224	40,350	85,819	138,996
Income taxes	8,295	13,020	29,264	42,811
Net earnings	$14,929	$27,330	$56,555	$96,185

Earnings per common share
Basic	$0.78	$1.37	$2.94	$4.72
Diluted	$0.78	$1.36	$2.93	$4.68

Weighted average common shares outstanding
Basic	19,221	19,961	19,263	20,367
Diluted	19,252	20,156	19,325	20,566

Comprehensive income:
Net earnings	$14,929	$27,330	$56,555	$96,185
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,677)	(776)	(24,040)	(448)
Tax benefit (expense) related to foreign currency translation adjustment	1,134	259	3,583	2,600
Other comprehensive income (loss), net of tax	(10,543)	(517)	(20,457)	2,152
Comprehensive income	$4,386	$26,813	$36,098	$98,337
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For nine months ended October 2, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				96,185		96,185
Other comprehensive income (loss), net of tax					2,152	2,152
Equity-based compensation expense			11,039			11,039
Common stock repurchased and retired	(1,548)	(1)	(19,512)	(129,393)		(148,906)
Common stock issued under equity award plans	156	—				—
Tax withholding for net-share settled equity awards			(3,041)			(3,041)
Balance at October 2, 2021	19,646	$20	$50,946	$349,586	$(1,473)	$399,079
For nine months ended October 1, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings				56,555		56,555
Other comprehensive income (loss), net of tax					(20,457)	(20,457)
Equity-based compensation expense			9,815			9,815
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	93	—				—
Tax withholding for net-share settled equity awards			(4,556)			(4,556)
Balance at October 1, 2022	19,198	$19	$52,238	$378,841	$(19,999)	$411,099
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended October 2, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at July 3, 2021	20,134	$20	$53,909	$365,650	$(956)	$418,623
Net earnings				27,330		27,330
Other comprehensive income (loss), net of tax					(517)	(517)
Equity-based compensation expense			3,454			3,454
Common stock repurchased and retired	(523)	—	(6,357)	(43,394)		(49,751)
Common stock issued under equity award plans	35	—				—
Tax withholding for net-share settled equity awards			(60)			(60)
Balance at October 2, 2021	19,646	$20	$50,946	$349,586	$(1,473)	$399,079
For the three months ended October 1, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at July 2, 2022	19,196	$19	$49,206	$363,912	$(9,456)	$403,681
Net earnings				14,929		14,929
Other comprehensive income (loss), net of tax					(10,543)	(10,543)
Equity-based compensation expense			3,076			3,076
Common stock issued under equity award plans	2	—				—
Tax withholding for net-share settled equity awards			(44)			(44)
Balance at October 1, 2022	19,198	$19	$52,238	$378,841	$(19,999)	$411,099
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities
Net earnings	$56,555	$96,185
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	10,101	9,754
Right-of-use asset amortization	6,057	6,778
(Gain) loss on sale of property and equipment	138	45
Equity-based compensation expense	9,815	11,039
Deferred income taxes	(8,314)	(2,603)
Changes in operating assets and liabilities:
Inventories	14,241	(8,608)
Prepaid expenses and other assets	1,160	1,650
Accounts payable	(2,742)	(4,223)
Other liabilities	(23,572)	(13,712)
Net cash provided by (used in) operating activities	63,439	96,305
Cash flows from investing activities
Receipts on notes receivable	—	116
Proceeds from the settlement of net investment hedges	4,555	—
Payments for net investment hedge	—	(1,555)
Payments to acquire assets	(6,532)	—
Proceeds from sale of property and equipment	4	15
Purchases of property and equipment	(7,115)	(9,610)
Net cash provided by (used in) investing activities	(9,088)	(11,034)
Cash flows from financing activities
Repurchase of common stock	(25,382)	(145,926)
Borrowings on line of credit	11,000	—
Payments on line of credit	(11,000)	—
Payments related to tax withholding for net-share settled equity awards	(4,556)	(3,041)
Net cash provided by (used in) financing activities	(29,938)	(148,967)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17,702)	(351)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,711	(64,047)
Cash, cash equivalents, and restricted cash at beginning of period	243,653	315,937
Cash, cash equivalents, and restricted cash at end of period	$250,364	$251,890
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$246,879	$248,695
Restricted cash included in prepaid expenses and other current assets	—	93
Restricted cash included in other assets	3,485	3,102
Total cash, cash equivalents, and restricted cash	$250,364	$251,890
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$47	$8
Income taxes	39,204	49,065
Cash received during the period for:
Income tax refund	96	138
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	5,108	1,948
Accrued purchases of property and equipment	204	245
Contingent consideration given to acquire assets	886	—
Unsettled trades for repurchase of common stock	—	2,980
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION
The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations for the three and nine months ended October 1, 2022, and for fiscal 2021. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position, and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business. Additionally, we have been experiencing inflationary pressures across several areas of our business which has created a challenging operating environment.
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
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia.
(iii)North Asia – Japan and South Korea.
(2)Americas and Europe – United States, Canada, Mexico, Colombia, the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands.
The condensed consolidated balance sheet as of January 1, 2022, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of October 1, 2022, and results of operations and cash flows for the three and nine months ended October 1, 2022 and October 2, 2021.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. The results of operations for the three and nine months ended October 1, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
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
No other new accounting pronouncement issued or effective during the three and nine months ended October 1, 2022, had, or is expected to have, a material impact on the Company's condensed consolidated financial statements.

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
Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $252. The increase was primarily due to a $105 decrease of certain tangible assets acquired and an increase to assumed liabilities of $147.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
As of October 1, 2022, and January 1, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	October 1, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$174,519	$174,519	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	2,022	—	2,022	—
Contingent consideration included in other current liabilities of ($338) and other long-term liabilities of ($548)	(886)	—	—	(886)
	$175,655	$174,519	$2,022	$(886)

	January 1, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$163,619	$163,619	$—	$—
Foreign currency contracts included in other current liabilities	(461)	—	(461)	—
	$163,158	$163,619	$(461)	$—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of October 1, 2022 and January 1, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
The Company’s financial instruments include cash equivalents, restricted cash, other liabilities, and foreign currency contracts. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.
NOTE D – INVENTORIES
Inventories consist of the following:

	October 1, 2022	January 1, 2022
Raw materials	$19,592	$30,280
Work in progress	6,850	9,586
Finished goods	40,836	58,452
Inventories	$67,278	$98,318
Noncurrent inventories	$5,532	$—
Noncurrent inventory consists of $2.9 million of raw materials and $2.6 million of finished goods inventory and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE E – INVESTMENT IN EQUITY SECURITIES
As of October 1, 2022 and January 1, 2022, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.
During the three and nine months ended October 1, 2022, and the fiscal year ended January 1, 2022, no observable price changes occurred, and no impairment of securities was recorded.
NOTE F - INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test during the third quarter of 2022. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairment of goodwill was recognized.
The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2022. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.
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
The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Other Revenue	$894	$942	$2,689	$2,880
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	October 1, 2022	January 1, 2022
Contract liabilities at beginning of period	$19,635	$15,952
Increase due to deferral of revenue at end of period	12,114	19,635
Decrease due to beginning contract liabilities recognized as revenue	(18,427)	(15,952)
Contract liabilities at end of period	$13,322	$19,635
NOTE H – LINE OF CREDIT
On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. On August 10, 2022, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement ("Restated Credit Agreement"), which replaces the Eurodollar Rate, and LIBOR terms and provisions with the Bloomberg Short-Term Bank Yield Index rate ("BSBY").
The Credit Agreement provides for a revolving credit limit for loans to the Company up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility to up to an additional $200,000.
There was no outstanding debt on the Credit Facility at October 1, 2022. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
Interest on revolving borrowings under the Credit Facility is computed at BSBY, adjusted by features specified in the Credit Agreement. The Credit Agreement covenants require the Company’s rolling four-quarter consolidated EBITDA (per the credit agreement) to be $100,000 or greater and its ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms.
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
During the nine months ended October 1, 2022, the Company settled a forward contract with a notional amount of $98,930. During the nine months ended October 2, 2021, the Company settled a European option with a notional amount of $98,684. Both the forward contract and the European option were designated as net investment hedges. No settlements occurred during the three months ended October 1, 2022 and October 2, 2021. For the three and nine months ended October 1, 2022 and October 2, 2021, the Company realized a gain of $4,555 and a loss of $1,555, respectively, recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
As of October 1, 2022, there were no derivatives outstanding for which the Company has applied hedge accounting.
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net earnings available to common shareholders	$14,929	$27,330	$56,555	$96,185
Weighted average common shares outstanding - basic	19,221	19,961	19,263	20,367
Dilutive effect of in-the-money equity awards	31	195	62	199
Weighted average common shares outstanding - diluted	19,252	20,156	19,325	20,566
Earnings per common share from net earnings - basic	$0.78	$1.37	$2.94	$4.72
Earnings per common share from net earnings - diluted	$0.78	$1.36	$2.93	$4.68

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
439	60	328	59
There were no shares repurchased during the three months ended October 1, 2022. During the three months ended October 2, 2021, the Company repurchased and retired 523 shares for $49,751 under the Company's share repurchase plan.
During the nine months ended October 1, 2022 and October 2, 2021, the Company repurchased and retired 288 shares and 1,548 shares for $25,382 and $148,906, respectively, under the Company’s share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of October 1, 2022, the remaining authorized repurchase amount under the stock repurchase plan was $82,839. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
NOTE L – SEGMENT INFORMATION
USANA develops, manufactures, and distributes high-quality, science-based nutritional and personal care and skin care products that are distributed internationally through direct selling. The Company aggregates its operating segments into one reportable segment, as management believes that the Company’s segments exhibit similar long-term financial performance and have similar economic characteristics. Performance for a region or market is evaluated based on sales. No single customer accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
USANA® Nutritionals	86%	85%	86%	86%
USANA Foods(1)	7%	8%	7%	8%
Personal care and Skincare	6%	6%	6%	5%
All Other	1%	1%	1%	1%
(1)Includes the Company’s new Active Nutrition line, which launched in five markets in 2021 and all but two of the remaining markets through the third quarter of 2022.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Sales to External Customers
Asia Pacific
Greater China	$109,682	$123,235	$384,196	$437,629
Southeast Asia Pacific	47,308	64,570	149,880	212,819
North Asia	25,667	33,068	84,409	100,671
Asia Pacific Total	182,657	220,873	618,485	751,119
Americas and Europe	50,643	53,479	152,156	168,046
Consolidated Total	$233,300	$274,352	$770,641	$919,165
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales:
China	$97,443	$109,226	$346,086	$394,407
South Korea	$25,099	$32,117	$82,439	$97,474
United States	$26,942	$26,969	$79,803	$81,107

	As of
	October 1, 2022	January 1, 2022
Long-lived assets:
China	$81,752	$91,530
United States	$83,539	$85,350

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
The MD&A is presented in seven sections as follows:
•Overview
•Products
•Impact of the COVID-19 Pandemic
•Customers
•Non-GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of October 1, 2022, we had approximately 474,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended October 1, 2022, net sales outside of the United States represented 89.6% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products
The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Product Line
USANA® Nutritionals
Optimizers	69%	68%
Essentials/CellSentials(1)	17%	18%
USANA Foods(2)	7%	8%
Personal care and Skincare	6%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	11%	12%
Proflavanol®	10%	10%
Probiotic	10%	9%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our new Active Nutrition line, which launched in five markets in 2021 and all but two of our remaining markets through the third quarter of 2022.
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
Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 54% of product sales during the nine months ended October 1, 2022. The remainder of our sales are to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
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
The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of October 1, 2022		As of October 2, 2021
Asia Pacific:
Greater China	213,000	44.9%	246,000	42.7%	(33,000)	(13.4%)
Southeast Asia Pacific	95,000	20.1%	134,000	23.3%	(39,000)	(29.1%)
North Asia	54,000	11.4%	63,000	10.9%	(9,000)	(14.3%)
Asia Pacific Total	362,000	76.4%	443,000	76.9%	(81,000)	(18.3%)
Americas and Europe	112,000	23.6%	133,000	23.1%	(21,000)	(15.8%)
	474,000	100.0%	576,000	100.0%	(102,000)	(17.7%)
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

Results of Operations
Summary of Financial Results
Net sales for the third quarter of 2022 decreased 15.0% to $233.3 million, a decrease of $41.1 million, compared with the prior-year quarter. Current year sales programs and market specific promotions have performed below expectations, largely due to disruptions attributable to COVID-19 related lockdowns, and inflationary and economic challenges in many of our markets, particularly in our Asia Pacific markets. These disruptions have contributed to a 17.7% decline in active Customers compared to the prior-year quarter. Additionally, unfavorable changes in currency exchange rates, have negatively impacted net sales by an estimated $15.0 million.
Net earnings for the third quarter of 2022 were $14.9 million, a decrease of 45.4% compared with $27.3 million during the prior-year quarter. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses.
Quarters Ended October 1, 2022 and October 2, 2021
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Quarter Ended				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	October 1, 2022		October 2, 2021
Asia Pacific
Greater China	$109,682	47.0%	$123,235	44.9%	$(13,553)	(11.0%)	$(6,199)	(6.0%)
Southeast Asia Pacific	47,308	20.3%	$64,570	23.5%	(17,262)	(26.7%)	(3,969)	(20.6%)
North Asia	25,667	11.0%	$33,068	12.1%	(7,401)	(22.4%)	(4,006)	(10.3%)
Asia Pacific Total	182,657	78.3%	220,873	80.5%	(38,216)	(17.3%)	(14,174)	(10.9%)
Americas and Europe	50,643	21.7%	53,479	19.5%	(2,836)	(5.3%)	(875)	(3.7%)
	$233,300	100.0%	$274,352	100.0%	$(41,052)	(15.0%)	$(15,049)	(9.5%)
Asia Pacific: The decline in this region is largely the result of lower active Customer counts in the region caused, in part, by the challenging operating environment due to COVID-19. The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 5.6%, due to a 13.8% decrease in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in Malaysia, and the Philippines, which had local currency net sales declines of 28.6%, and 23.4%, due to a 40.4%, and 26.8% decrease in active Customers, respectively. The decrease in constant currency net sales in North Asia was primarily the result of a sales decline in South Korea, where local currency net sales decreased 9.8%, due to a 14.8% decrease in active Customers.
Americas and Europe: The decrease in this region is largely the result of lower active Customer counts in the region. There were local currency sales declines in all markets in this region, most notable among these markets, Canada and Mexico, which had local currency net sales declines of 14.4%, and 20.4%, due to a 12.2%, and 24.0% decrease in active Customers, respectively.
Gross Profit
Gross profit decreased 150 basis points to 80.0% of net sales, down from 81.5% in the prior-year quarter. The decrease can be attributed to unfavorable changes in currency exchange rates, an increase in inventory valuation adjustments, higher material costs, and loss of leverage on lower sales. These decreases were partially offset by favorable changes in market and product sales mix.

Associate Incentives
Associate incentives decreased 40 basis points to 42.0% of net sales, down from 42.4% in the prior-year quarter. The relative decrease can primarily be attributed to the decreased spend associated with the worldwide sales program offered during the current-year quarter, as well as, decreased spend on miscellaneous associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 400 basis points relative to net sales and was essentially flat in absolute terms. The relative increase can be attributed to leverage lost on lower net sales.
Income Taxes
Income taxes increased to 35.7% of pre-tax earnings, up from 32.3% of pre-tax earnings in the prior-year quarter. The effective tax rate increase is due primarily to a change in the mix of pre-tax income by market.
Diluted Earnings per Share
Diluted EPS decreased 42.6% to $0.78 as compared to $1.36 reported in the prior-year quarter. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.
Nine Months Ended October 1, 2022 and October 2, 2021
Net Sales
The following table summarizes the changes in net sales by geographic region for the nine months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Nine Months Ended
	October 1, 2022		October 2, 2021
Asia Pacific
Greater China	$384,196	49.9%	$437,629	47.6%	$(53,433)	(12.2%)	$(6,731)	(10.7%)
Southeast Asia Pacific	149,880	19.4%	$212,819	23.2%	(62,939)	(29.6%)	(9,906)	(24.9%)
North Asia	84,409	11.0%	$100,671	10.9%	(16,262)	(16.2%)	(10,084)	(6.1%)
Asia Pacific Total	618,485	80.3%	751,119	81.7%	(132,634)	(17.7%)	(26,721)	(14.1%)
Americas and Europe	152,156	19.7%	168,046	18.3%	(15,890)	(9.5%)	(2,031)	(8.2%)
	$770,641	100.0%	$919,165	100.0%	$(148,524)	(16.2%)	$(28,752)	(13.0%)
Asia Pacific: The decline in this region is largely the result of the challenging operating environment as discussed above. As a result, there were local currency sales declines in all markets in this region. The decrease in constant currency net sales in Greater China was most notable in China, where local currency net sales decreased 10.7%. The decrease in constant currency net sales in Southeast Asia Pacific was most notable in the Philippines, and Malaysia, which had local currency net sales declines of 34.8%, and 28.0%, respectively. The decrease in constant currency net sales in North Asia was most notable in South Korea, which had a local currency net sales decline of 5.5%.
Americas and Europe: The decline in this region is largely the result of the challenging operating environment as discussed above, as a result, there were local currency sales declines in all markets in this region, most notable among these markets, Canada and Mexico, where local currency net sales decreased 14.2% and 23.9%, respectively.

Gross Profit
Gross profit decreased 110 basis points to 80.9% of net sales, down from 82.0% for the nine months ended 2021. The decrease in gross profit margin can be attributed to unfavorable changes in currency exchange rates, inventory valuation adjustments, increased product costs, and loss of leverage on lower sales. These decreases were partially offset by favorable changes in market and product sales mix, and increased transportation costs in the prior-year period related to the strategic buildup of inventory due to COVID-19 related disruptions to our supply chain and logistics.
Associate Incentives
Associate incentives decreased 30 basis points to 43.7% of net sales, down from 44.0% for the nine months ended 2021. The relative decrease can primarily be attributed to a decrease in promotional incentives, as described above, and decreased spend on miscellaneous associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 320 basis points relative to net sales and decreased $9.3 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The decreased expense in absolute terms can be primarily attributed to lower costs on variable expenses, as well as lower employee related costs.
Income Taxes
Income taxes increased to 34.1% of pre-tax earnings, up from 30.8% of pre-tax earnings for the nine months ended 2021. The effective tax rate increase is due primarily to a change in mix of pre-tax income by market.
Diluted Earnings per Share
Diluted EPS decreased 37.4% to $2.93 as compared to $4.68 reported for the nine months ended 2021. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $246.9 million as of October 1, 2022, from $239.8 million as of January 1, 2022. Cash flow provided by operating activities generated $63.4 million partially offset by cash used in financing activities of $29.9 million, and cash used in investing activities of $9.1 million primarily to acquire property and equipment and assets in business combinations during the nine months ended October 1, 2022. Additionally, unfavorable changes in currency exchange rates, have negatively impacted cash and cash equivalents, and restricted cash by an estimated $17.7 million.

The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in Millions)
	As of October 1, 2022	As of January 1, 2022
United States	$120.0	$51.9
China	87.9	139.9
All other markets	39.0	48.0
Total Cash and cash equivalents	$246.9	$239.8
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities was $63.4 million for the first nine months of 2022. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2021 annual employee bonus, and a reduction in trade payables.
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
As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
Our business, results of operations, and financial condition are subject to various risks. Our material risk factors are disclosed in Part I, Item 1A of our 2021 Form 10-K. The risk factors identified in our 2021 Form 10-K have not changed in any material respect.
Item 6. Exhibits
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.22	*Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2022, (filed herewith)
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2022	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)