Form 10-K
period 2022-12-31
USANA HEALTH SCIENCES INC
filed 2023-02-28
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-35024
______________________________
USANA HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0500306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3838 West Parkway Blvd., Salt Lake City, Utah 84120
(Address of principal executive offices, Zip Code)
(801) 954-7100
(Registrant’s telephone number, including area code)
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	USNA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2022 was approximately $1,426,392,900 based on a closing market price of $75.00 per share.
There were 19,294,332 shares of the registrant’s common stock outstanding as of February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022, in connection with the registrant’s 2023 Annual Meeting of Shareholders to be held May 10, 2023.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

Cautionary Note Regarding Forward-Looking Statements and Certain Risks
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and environmental, social and governance (“ESG”) efforts, and the impact of COVID-19, and the Russia/Ukraine conflict on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Among the important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report are the following:
•Our dependence upon the direct selling business model to distribute our products and the activities of our independent Associates;
•Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding, particularly in the United States and China;
•The operation and expansion of our business in China through our subsidiary, BabyCare Holdings, Ltd. (“BabyCare”), including risks related to (i) operating in China in general, (ii) engaging in direct selling in China, (iii) BabyCare’s business model in China, (iv) new and expanded data privacy and security laws and regulations in China, and (v) changes in the Chinese economy, marketplace or consumer environment;
•Unanticipated effects of changes to our Compensation Plan;
•Challenges associated with our planned expansion into new international markets, delays in commencement of sales or product offerings in such markets, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;
•Macroeconomic conditions and other factors, including inflationary pressures, slower economic growth or recession, general conditions affecting consumer spending or discretionary income, or disruptions to our supply chain;
•The continuing effects of the COVID-19 pandemic and its impact, which are highly unpredictable and could be significant and could harm our business, operations, and financial results;

•Political events, natural disasters, pandemics, epidemics or other health crises including, and in addition to, COVID-19, or other events that may negatively affect economic conditions, consumer spending or consumer behavior;
•Changes in the legal and regulatory environment including environmental, health and safety regulations, data security and privacy, and trade policies and tariffs, the impact of customs, duties, taxation, and transfer pricing regulations, as well as regulations governing distinctions between and our responsibilities to employees and independent contractors;
•Geo-political tensions or conflicts, including impacts from the conflict involving Russia and Ukraine, deterioration in foreign relations, as well as disputes or tensions among other countries around the world in general or among the United States, China, and other countries;
•Volatile fluctuation in the value of foreign currencies against the U.S. dollar;
•Noncompliance by us or our Associates with any data privacy or security laws or any security breach by us or a third party involving the misappropriation, loss, destruction or other unauthorized use or disclosure of confidential information;
•Shortages of raw materials, disruptions in the business of our contract manufacturers, significant price increases of key raw materials, and other disruptions to our supply chain;
•Our continued compliance with debt covenants in our Credit Facility;
•Litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same;
•Information technology system failures, data security breaches, data security and privacy compliance, network disruptions, and cybersecurity attacks; and
•Acquisition, divestiture, and investment-related risks, including risks associated with past or future acquisitions;
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries.

PART I
Item 1. Business
General
USANA Health Sciences, Inc. is a global direct-selling nutrition, personal health and wellness company. In 2022, we generated $998.6 million in net sales and finished the year with approximately 490,000 active Customers worldwide. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time, we have developed and manufactured high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 24 geographic markets worldwide, where we distribute and sell our products by way of direct selling. Mainland China (“China”) is our largest market and single largest source of revenue, representing approximately 45.4% of net sales and approximately 45.9% of active Customers. We distribute our products through the direct selling channel, because we believe it is the most conducive sales channel to meeting our vision, which is improving the overall health and nutrition of individuals and families around the world. As a U.S.-based multi-national corporation with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we manufacture, and sell, and our method of distribution. We are a U.S. public company listed on the New York Stock Exchange ("NYSE") and subject to the rules of the SEC.
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
This “Item 1. Business” provides detailed information about our world-wide business, including who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “report” or “Annual Report”) is as of or for the fiscal year ended December 31, 2022. We also discuss the development of our company and the geographic areas where we do business. For the year ended December 31, 2022, there were no material changes to our corporate structure or our method of conducting business.
Current Focus and Growth Strategy
In 2023, we plan to execute our global growth strategy which remains focused on increasing the number of active Customers in each of our markets. We plan to do this by (i) continuing to advance our digital commerce initiatives to support our business; (ii) executing market specific promotional and incentive strategies; (iii) continuing to pursue product development and further leveraging our foods manufacturing facility; (iv) focusing on our China market and our customer base in that market; (v) pursuing growth through international expansion; and (vi) advancing our business development strategy by growing the two companies we acquired in 2022, and evaluating new acquisition opportunities.
Digital Commerce Initiatives
In 2023, we will continue to focus on expanding, enhancing and leveraging our digital capabilities to create the best overall customer experience. Collaboration between our sales leaders and management team, combined with assessment of customer feedback, will continue to be utilized in connection with planned digital investments. Listed below are some of the digital initiatives we plan to advance in 2023.
•Onboarding program and digital tools: In 2022, we launched a new education and communication onboarding program for our new Associates. This program offers product education and utilizes a variety of our key online and app-based digital tools. In 2023, we will continue to promote and improve these digital tools to improve the onboarding process and experience for new Associates through targeted communications, notifications and orientation, which we believe will help drive customer acquisition and retention.
•Affiliate program, social selling and digital tools: In January 2023, we launched our Affiliate program in the United States, Canada, and Mexico. The Affiliate program offers a new, simplified way for individuals and customers in these markets to share, market, sell, and earn compensation for selling our products. We developed and deployed a variety of digital tools in connection with the launch of this new program. In 2023, we will promote this program in these markets, promote and expand the digital tools for the program, and continue to evaluate offering the program in other markets.
Market-Specific Strategies
In 2023, we will continue to pursue market-specific strategies to facilitate customer growth and strengthen our business around the world. Listed below are some of the strategies we plan to execute on a market-specific basis.
•Shifting our focus from large, world-wide incentive offerings to strategically timed, market- and region-specific efforts to incent sales and customer growth.
•Continuing to offer product promotions to increase product demand and drive customer growth.
•Returning to in-person events and Associate incentive trips where possible. Examples of these events include our China National Meeting and Asia Pacific Convention, which are both scheduled for the second quarter of 2023.
•Increasing the number of in-person meetings and improving collaboration amongst our management team and Associate sales force.
•Refocusing our Associate sales force on promoting the science-based differentiation of USANA's products, which includes our proprietary InCelligence Technology®. InCelligence™ is our patented technology that supports the body's natural ability to nourish, protect and renew itself.

Product Development
In 2023, we plan to continue to invest in research and development and product innovation to ensure that USANA remains a leader in clinical nutrition. We also plan to roll-out new science-based products in 2023 and over the next several years. Our foods plant ("USANA North" facility) in Salt Lake City, UT, houses the manufacturing for our foods-related products. In 2023, we plan to move the production of more of our Active Nutrition products to USANA North. We also plan to move production of Rise Bar's products to USANA North to realize cost savings, increase production efficiency and provide Rise Bar with increased capacity to grow its customer base. Overall, we believe our investment in USANA North allows us to be more agile and cost efficient in responding to both current and future opportunities.
China Strategy
Notwithstanding the challenges we have experienced over the last several years in China related to the COVID-19 pandemic, we remain optimistic about the long-term growth potential of our China business. Listed below are some of the strategic initiatives in China that we executed in 2022 and plan to continue to advance in 2023:
•Advancing our research collaboration with Beijing University of Chinese Medicine (China).
•Investing in our branch office redesign strategy, which we believe will enhance the customer experience as well as contribute to increased customer activity and retention.
•Advancing and expanding our digital capabilities, which entails continued digital investments to improve the overall customer experience. These investments include: (i) improving the onboarding process through feedback, collaboration with our customers, and automation; (ii) simplifying and enhancing our shopping experience and app in China, which will help increase customer acquisition and retention; and (iii) enhancing our Associate-focused marketing content, which includes new videos and other training materials from our media studio in China.
•Continuing to advance and build upon collaborations and partnerships. We are continuing our partnership with the National Sports Training Bureau and we are looking for additional partnerships to promote our new Active Nutrition line. We also continue to work closely with Beijing University of Chinese Medicine (China) and we hope to have meaningful results from many of these projects and to start commercializing products as soon as possible.

International Expansion
We continue to believe that China represents a meaningful long-term growth opportunity for the Company, we also believe that growth opportunities exist in new international markets. Although we have not opened new markets during the COVID-19 pandemic, our team has continued to evaluate new market opportunities for USANA's business and has positioned USANA to announce and launch a new market in late 2023.
Business Development
Our strong balance sheet and our willingness to invest in growth continues to allow us to pursue a wide-range of opportunities that are additive to our long-term success. In 2022, we completed the acquisition of two companies, Rise Bar and Oola Global, LLC "(Oola"). Rise Bar manufactures and sells high-quality protein bars that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is an emerging direct selling company that offers a personal development framework that helps individuals create a life of balance, growth, and purpose. Although Rise Bar and Oola will continue to operate and grow independently of USANA, we plan to leverage their knowledge, experience, and technology to grow USANA’s core business. We are also utilizing USANA's assets and resources to generate growth for Rise Bar and Oola. For further details of these acquisitions, see Note B to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference. In 2023, we will continue to pursue acquisition opportunities in the health and wellness space that strengthen, diversify, and grow our world-wide business by focusing on: (i) overall nutrition, (ii) vertical integration, (iii) product and category expansion, and (iv) geographic expansion.
Products
The following table summarizes information concerning our principal product lines.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals Optimizers	Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials/CellSentials	2022 – 70% 2021 – 68% 2020 – 66%	Proflavanol® CoQuinone® 30 BiOmega-3™
Essentials/CellSentials®(1)	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2022 – 17% 2021 – 18% 2020 – 19%	USANA CellSentials Essentials HealthPak 100™
Foods(2)	Includes meal replacement shakes, snack bars, and other related products that promote healthy weight management, digestive health, energy and hydration through a holistic approach. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.	2022 – 7% 2021 – 7% 2020 – 7%	Nutrimeal Fibergy RESET™ weight-management program

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
Personal care and Skincare
Includes our premium science-based personal care products and Celavive, our innovative skincare system formulated with our USANA InCelligence Technology®. Celavive offers a comprehensive skincare regimen benefiting multiple skincare types and ethnicities, upgraded science, and more noticeable user benefits.
		2022 – 5% 2021 – 6% 2020 – 7%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2022 – 1% 2021 – 1% 2020 – 1%	Associate Starter Kit Product Brochures Logo Merchandise
______________________________
(1)Represents a product line consisting of multiple products.
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
Total product sales, as a percentage of net sales, represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2022	2021	2020

Key Product
USANA Essentials/CellSentials	11%	12%	13%
Proflavanol	10%	10%	11%
Probiotic	10%	9%	9%
Other top-selling products include our Hepasil, Soy Lecithin, and HealthPak™.
Geographic Presence
We have ongoing operations in the following markets, which are presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. The countries included in these regions and sub-regions are described below:
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia
(iii)North Asia – Japan and South Korea

Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands)
Impact of Foreign Currency Exchange
Because we have operations in multiple markets, with sales and expenses generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2022, net sales outside of the United States represented approximately 89.4% of consolidated net sales.
Research and Development
We focus our research and development (“R&D”) efforts on developing and bringing to market high quality, science-based products that promote long-term health and wellness. Our R&D activities include developing products that are new to USANA and new to the industry, updating existing USANA-brand formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing consumer preferences, and regulations in global markets.
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
Our in-house research team has established and maintained good working relationships with scientists at a number of universities and research institutes, including the University of Washington, the University of Utah, The Foods for Health Institute at The University of California Davis, Roseman University of Health Sciences, University of Memphis, Beijing University of Chinese Medicine (China), Peking University (China), Central Queensland University (Australia), University of Ghent (Belgium), and other academic institutions globally. These relationships help us continue to advance our knowledge, expertise and leadership in several areas of applied human nutrition. Working with these partners, we select products at all stages of development for preclinical and clinical studies. While several studies were paused over the last few years due to the COVID-19 pandemic, in 2021we returned to conducting clinical studies and expect to accelerate the number of studies we conduct in the coming years.
When developing and manufacturing our products, we follow the highest applicable industry quality standards, as established by the U.S. Food and Drug Administration (“FDA”), U.S. Pharmacopeia (“USP”), other leading non-governmental agencies (“NGO”), and government agencies. Our ingredients are selected to meet a number of criteria, including, but not limited to safety, potency, purity, stability, bioavailability, and efficacy. We control the quality of our products throughout all our internal processes, beginning at the formulation stage. We maintain our quality control through controlled sourcing of raw ingredients, manufacturing, packaging and labeling, with testing occurring at several stages of manufacturing.
In fiscal years 2022, 2021, and 2020, we expended $11.6 million, $11.1 million, and $10.6 million, respectively, on product R&D activities. Going forward, we expect to continue to increase our spending and resources for R&D to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. We believe our attention to product quality is a sustainable competitive advantage that also provides a substantial barrier to entry for competitors who wish to enter our space.
Manufacturing and Quality Assurance
We conduct manufacturing, production and quality control operations for approximately 65% of our products in-house. We have established and maintain a manufacturing and quality control facility at our corporate headquarters in Salt

Lake City, Utah. In 2019, we added a 54,000 square foot manufacturing facility located adjacent to our corporate headquarters, which expanded our manufacturing capabilities to allow us to manufacture our food products in-house. This adjacent facility started to produce saleable product during the fourth quarter of 2020. BabyCare manufactures and produces a significant portion of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China. This section of this Annual Report gives you more information about our manufacturing, production and quality control operations.
Manufacturing
Our production process uses automatic and semi-automatic equipment and includes the following activities by type:

	Tablet Manufacturing	Foods Manufacturing	Personal Care and Skincare Manufacturing
Auditing and qualifying suppliers of raw materials	x	x	x
Acquiring raw materials	x	x	x
Analyzing raw material quality	x	x	x
Weighing or otherwise measuring raw materials	x	x	x
Mixing raw materials into batches	x	x	x
Forming mixtures into tablets	x
Converting batches into bars and/or finished powders		x
Coating and sorting the tablets	x
Analyzing tablet quality	x
Analyzing bars and/or finished powder quality		x
Analyzing liquid batch quality			x
Packaging finished products	x	x	x
Analyzing finished product quality	x	x	x
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
Our Salt Lake City, Utah manufacturing facilities are registered, as required, with the FDA, Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration (“TGA”), and other governmental agencies. These and other various organizations and government agencies regularly audit this facility to assess, among other things, compliance with current Good Manufacturing Practices (“GMPs”) and with labeling claims. Additionally, our Salt Lake City, Utah manufacturing facilities are certified, through inspection and audits, with the Islamic Foods and Nutrition Counsel of America in compliance with Halal, The Organized Kashrus Laboratories in compliance with Kosher, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act in Australia.
The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited by the FDA, specifically for dietary supplements, and have historically been found to be in compliance with GMPs for dietary supplements. Although the FDA has not promulgated GMPs for personal care items, it has issued guidelines for manufacturing personal care products. We voluntarily maintain compliance with the guidance established by the FDA and the Personal Care Products Council.
Our Beijing, China manufacturing facility is registered with State Administration of Market Regulation (“SAMR”), which includes the China Food and Drug Administration. Our facility in Beijing is audited regularly by various organizations and government agencies to assess, among other things, compliance with applicable GMPs, and with labeling claims.

Third-Party Suppliers and Manufacturers
We contract with third-party suppliers and manufacturers for the production of certain of our products, which account for approximately 35% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy® Drink, Probiotic, our powdered drink mixes, foods, and certain personal care and skincare products, including our Celavive line for markets outside of China. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. As noted above, with the expansion of our manufacturing facility in Salt Lake City, Utah, we are able to manufacture our foods product line. Additionally, we plan to increase the proportion of the personal care and skincare products that we manufacture. This will reduce our reliance on third-party suppliers and manufacturers and add to our operating strengths, which are described below in this Annual Report.
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
Associates. Outside of China, a person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes a USANA Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s sales organization. New Associates must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA

Associates or solicit USANA Associates to participate in other direct selling opportunities. Associates who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging approximately $19 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other direct investment is required to become an Associate.
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
With the exception of our China market (discussed below), we endeavor to integrate our Compensation Plan seamlessly across all markets where legally permissible, allowing Associates to receive commissions for global product sales. This seamless sales organization structure is designed to allow Associates to build a global network by establishing or expanding their sales organization in any of the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend to continue to integrate new markets, where permitted, into our Compensation Plan.
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
BabyCare’s business model, compensation plan, and operations in China involve certain risks and uncertainties, as discussed further in Item 1A. Risk Factors. We endeavor to mitigate these risks and uncertainties through various measures, including by seeking to understand and obey laws and regulations, training our employees and sales force, engaging in dialogue with government officials to better understand their goals and explain our plans, and cooperating in inquiries and other matters of interest to regulators. However, these efforts do not completely eliminate the significant risks associated with BabyCare’s operations in China.

Associate Training and Motivation. Initial training of Associates about USANA, our products and Compensation Plan, and global direct selling in general, is provided primarily by an Associate’s sponsor and others in the Associate’s sales organization. We develop and provide training materials and sales tools to assist Associates in building their businesses, and we provide reprints from commercial publications that feature USANA that may be used as sales tools. We also sponsor and conduct regional, national, and international Associate events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Associates, although experience shows that the most effective and successful Associates tend to be those who participate in such training activities. Although we provide leadership training and sales tools, we ultimately rely on our Associates to sell our products, attract new customers to purchase our products, and to educate and train new Associates regarding our products and Compensation Plan.
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
•Enhance existing USANA brand products, as new discoveries in nutrition, personal care and skincare are made;
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
Science-based Quality Products. As a result of our emphasis on R&D and our in-house manufacturing capabilities, we have developed a line of high quality products that we believe provide health benefits to our customers. Our products have been developed based on a combination of published research, in-house laboratory and third-party clinical studies, and sponsored research.
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
To support our Associates, we sponsor virtual and in-person meetings and events throughout the year, where we offer information about our products and our global direct selling system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of our management team. Throughout the COVID-19 pandemic, we held meetings and events with our Associates using a predominantly virtual meeting strategy; however, in markets where health and safety best practices have allowed us to safely do so, we have held in-person meetings. Our strategy in 2023, and going forward, is to return to in-person meeting and events with our Associates to the extent health and safety practices make it possible. Our plan is to continue to leverage a virtual meeting element as a component of our in-person meetings. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.
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
•A stream of recurring revenue generated from our monthly product subscription program known as “Auto Order,” which we utilize in all of our markets (this program offers a 10% price discount and represented 65% of our product sales volume for the year ended December 31, 2022); and
•The ability to expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China, however, require more significant local investment.
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
Product Returns
Product returns have not been a material factor in our business, totaling approximately 0.7%, 0.6%, and 0.7% of net sales in 2022, 2021, and 2020, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows customers to receive a 100% refund on the purchase price on all product orders that are unused and returned within the first 30 days following purchase. Additionally, we offer a 100% refund of the sales price on all product orders that are unused and resalable up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Associate may result in cancellation of an Associate’s distributorship.
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
Intellectual Property
Trademarks. We have developed and use registered trademarks in our business, particularly relating to our product names. We own 28 trademarks that are registered with the U.S. Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark by a third party in connection with a similar product in similar channels of trade anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.
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
Patent. We own U.S. Patent 10,632,101 for our InCelligence complex formula. This patent was issued in 2020.
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
Backlog
Our products are typically shipped within 72 hours after receipt of an order. As of February 24, 2023, we had no significant backlog of orders.
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
Our Values and Culture
Our business is driven by our four Core Values:
•Excellence: We rely on scientific research to provide innovative, healthy living solutions, and we empower all individuals to continually improve each day.
•Community: We support, care for, and encourage one another, and the world, to live happier, healthier lives.
•Integrity: We demonstrate honesty, responsibility, and accountability through our individual actions and corporate decision-making.
•Health: We cultivate a holistic view of wellness that supports a healthy body and a strong mind.
Corporate Sustainability
In 2021, our Board of Directors formed a separate Sustainability Committee to oversee and advise on all matters related to corporate sustainability, including ESG. The Sustainability Committee is composed of directors Peggie Pelosi, Chair; John Fleming; Frederic Winssinger; Tim Wood; and Scott Nixon. In the United States and abroad there are an increasing number of sustainability-related rules and regulations that have been adopted or proposed. Such regulations may subject us to new disclosure requirements, which could result in risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. We will continue to incorporate and advance sustainability-related best practices across all of our markets as part of our commitment to improving the health and wellness of individuals, families and communities around the world.

Our ESG strategy centers on three main pillars - products, people, and planet - that encompass where we are focusing our sustainability efforts now and in the future. To achieve our goals, we plan to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable day by day.

Strategic Pillars	Tier One Topics	Tier Two Topics
Products	•Product quality and safety •Responsible Sourcing •Health and nutrition	•Affordable and accessible products
People	•Talent Management and development •Employee health, safety, and well-being •Diversity, equity, and inclusion	•Human rights
Planet	•Sustainable packaging •Waste management •Greenhouse gas management	•Biodiversity and environmental conservation •Energy management •Water management
We encourage you to review our most recent Sustainability Report available on our investor relations website https://ir.usana.com/ for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, is deemed incorporated by reference into this Report.
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
As of February 24, 2023, we had approximately 1,900 employees working in 23 countries worldwide, as measured by full-time equivalency. The majority of our employee population resides in the United States (46%) and China (28%). Approximately 58% of our world-wide employee population is female. We are actively working through initiatives such as our Women in Leadership Program, along with formal and informal mentorship programs, to continue promoting and hiring talented and capable women into management roles. We have also increased the number of women in senior leadership roles over the past several years.
Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.
We are committed to fostering a diverse, inclusive and equitable workplace. Our diversity, equity and inclusion (“DEI”) program is designed to promote representation and engagement at all levels of the organization. Through our mentorship program and Women in Leadership initiative, we are working to increase representation of underrepresented groups in leadership positions. Our DEI council focuses on education and awareness, access to developmental programs, and community engagement.

One of the key elements of our DEI program is our commitment to volunteerism and charitable action. In 2022 we have spent more than 2,600 hours volunteering, working with local organizations to help promote diversity, equity and inclusion in the communities where we operate. Additionally, we have launched new programs that foster career development and help to ensure that all employees have the opportunity to reach their full potential.

In addition to these internal initiatives, we also partner with other organizations to help achieve our DEI goals. By working together with other companies, community groups, and non-profits, we are able to amplify our impact and create a more inclusive and equitable society for all.

Our DEI program is a key component of our company culture. By fostering diversity and inclusion, we are able to create a more vibrant and innovative workplace that benefits all of our employees, customers, and stakeholders. We will continue to invest in this program, and strive to make our company an inclusive, equitable and welcoming place for all.

We understand the value of developing employees at every level. Our leaders actively participate in leadership development programs that include mentorship and coaching, online learning, and regular company and industry specific training programs. Additionally, our global employee population is engaged in online learning platforms and, more than 350 participants have completed our mentorship and coaching program. All employees are encouraged to attend training specific to their role, as well as, utilize our tuition reimbursement program, which has provided additional monetary support to employees at all levels as they pursue bachelor and advanced college degrees.
The health and safety of employees is also a key element in providing return to all stakeholders. In addition to following mandatory government requirements for health and safety, we have established a wellness program that includes free nutritional products to employees.
Employees in our corporate headquarters have access to an on-site gym, exercise classes, free access to massages, and chiropractic care. A health clinic located on the campus of our corporate headquarters provides medical and mental health care, and is actively engaged in the health of about 46% of our eligible employees.
The health and safety of our employees around the world remains our top priority. We remain committed to being socially responsible as a corporate leader in each of our markets and doing our part to reduce the spread of COVID-19. As such, we continue to utilize a modified operating model in each of our markets as necessary to follow applicable guidelines from government and health officials. Although a significant portion of our non-manufacturing and non-distribution employees continued with remote working arrangements, we began efforts during the second quarter of 2021 to bring these employees back to our offices, in markets where health and safety best practices have allowed us to safely do so. In connection with this effort, permit most of our employees to utilize a hybrid work schedule, which allows them to split their time working at the office and remotely. Employees working on site are required to follow applicable health and safety guidelines. We continue to utilize flexible shift schedules, time and attendance policies, and sick-leave policies to promote health, wellness and safety. Where necessary in our international markets, we have temporarily closed product will-call centers and continue to offer curbside delivery and subsidized shipping to customers. We will continue to monitor the situation surrounding the pandemic and implement additional risk mitigation actions where necessary.
We recognize that a strong commitment to community is essential to all stakeholders. In 2012, we established the USANA Foundation, which operates independently to provide nutrition to under-privileged children and families worldwide. In 2022, the USANA Foundation:
•Provided over 12 million meals;
•Provided over $500,000 in aid and grants to partner charities around the world;
•Distributed weekly backpacks of food for children in 42 schools to take home on the weekend;
•Supported 44 additional schools by providing large packs of food for children to take home during long holiday breaks; and
•Gifted approximately 6,000 bottles of children's vitamins to some of the most malnourished children around the world.
A discussion of the risks relating to our ability to attract and retain active Associates and Preferred Customers, and the loss of key management, is included in Item 1A. Risk Factors.

Information About Our Executive Officers and Directors
Executive Officers
The following table sets forth certain information regarding our Executive Officers as of the date of this Annual Report.

Name	Age	Position
Kevin G. Guest	60	Chief Executive Officer and Chairman of the Board
Jim Brown	54	President
G. Douglas Hekking	53	Chief Financial Officer
Paul A. Jones	59	Chief People Officer
P. Joshua Foukas	47	Chief Legal Officer, General Counsel and Corporate Secretary
Daniel A. Macuga	53	Chief Communications and Marketing Officer
Robert Sinnott	58	Chief Scientific Officer
Walter Noot	57	Chief Operating Officer
David Mulham	62	Chief Sales Officer
Brent Neidig	39	Chief Officer and Managing Director of China
Kevin G. Guest was appointed Chief Executive Officer in 2016 and Chairman of the Board and Chief Executive Officer in May 2020. Mr. Guest's important role as the leading force of our management and sales efforts, and his talent as a motivating leader, qualify him to serve as a member of the Board. Mr. Guest earned a B.A. in Communications from Brigham Young University.
Jim Brown has been President of the Company since 2016. From 2016 to 2019 he served as President and Chief Operating Officer. Mr. Brown received a bachelor’s degree with a double major in computer science and math, and an M.B.A. from Francis Marion University in Florence, South Carolina.
G. Douglas Hekking became our Chief Financial Officer in May 2017. Mr. Hekking received a B.S. in accounting from the University of Utah and an M.B.A. from Brigham Young University.
Paul A. Jones has been our Chief People Officer since 2021. From 2015 to 2021, Mr. Jones was Chief Leadership Development Officer. Mr. Jones received a B.S. in finance from Utah State University and M.A. in organizational management from the University of Phoenix.
P. Joshua Foukas has served as our Chief Legal Officer and Corporate Secretary since 2018. Mr. Foukas received a B.A. from the University of Utah and a J.D. from the University of Idaho.
Daniel A. Macuga, Jr. became Chief Communications and Marketing Officer of USANA in 2017. Mr. Macuga received a B.A. in communications from the University of California, San Diego.
Robert A. Sinnott, M.N.S., Ph.D. joined USANA as Chief Scientific Officer in August 2016. Dr. Sinnott holds a B.S. in Biological Sciences, an M.S. in Natural Science, and a Ph.D. in Plant Sciences from Arizona State University, in Tempe, Arizona. His focus was on applied biological sciences, including biotechnology and plant medicinal chemistry.
Walter Noot joined USANA as Chief Information Officer in December 2016 and served in that role until he was promoted to Chief Operating Officer in October 2019. He holds a B.S. in mechanical engineering from Brigham Young University.
David Mulham was appointed Chief Field Development Officer in 2017. Mr. Mulham has a postgraduate diploma from Macquarie Graduate School of Management, Sydney.
Brent L. Neidig was appointed Executive Vice President of China in February 2017, and in April 2019 was named Chief Officer and Managing Director of China. Mr. Neidig received a B.S. in accounting and M.B.A. from the University of Utah.

As announced on February 13, 2023, our Board of Directors has appointed Jim Brown as the Company's Chief Executive Officer effective July 1, 2023, at that time, Kevin Guest will transition to Executive Chairman.
Board of Directors
The following table sets forth certain information regarding our Directors as of the date of this Annual Report.

Name	Age	Position
Kevin Guest	60	Chief Executive Officer and Chairman of the Board
Gilbert A. Fuller	82	Director
Xia Ding	52	Director
Peggie J. Pelosi	67	Director
Frederick J. Winssinger	54	Director
Timothy Wood	74	Director
John T. Fleming	79	Director
Scott Nixon	63	Director
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
Item 1A. Risk Factors
We have listed below the most material risk factors applicable to us. These risk factors are not necessarily in the order of importance or probability of occurrence: You should consider the following risk factors, in addition to the information presented elsewhere in this Annual Report, particularly under the heading “Cautionary Note Regarding Forward-Looking Statements,” on page 1, and the disclosures contained in Part I, “Item 1. Business,” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, as well as in the other filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities.
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
In the United States, the FTC is one of many regulators who regulate direct selling. The FTC has actively warned various direct selling companies and the industry as a whole about certain business practices associated with direct selling and entered into settlements with several direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from enforcement actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations and legal compliance of those companies’ business models and distributor compensation plans. For example, in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors were making misleading earnings representations and that the company was utilizing an illegal business model. Also in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors had made misleading income representations and that the company was utilizing an unfair and deceptive compensation plan.
In 2019, the FTC entered into a settlement with a direct selling company following an FTC enforcement action, which included the alleged violations noted above. Pursuant to this settlement, the company is permanently prohibited from using a multilevel compensation plan in the United States. Following this settlement, the FTC initiated litigation with another direct selling company for similar alleged violations and is seeking similar remedies, including a prohibition of multilevel compensation in the United States. This case remains in litigation. Settlements, such as those described in the cases above, may require a direct selling company to pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate distributors and change its marketing practices to avoid misleading product or income representations, among other things. Although a settlement between the FTC and a specific company does not generally have force of law or binding effect on other companies, FTC officials have indicated that the direct selling industry should look to these settlements, and the principles contained therein, for guidance.
In 2020, the FTC sent warning letters to several direct-selling companies regarding product and/or income claims that the companies and/or their distributors were making related to the COVID-19 pandemic. In 2021, the FTC, pursuant to its Penalty Offense Authority under the FTC Act, sent letters to over 1,100 companies, including USANA, warning them that the FTC could seek penalties of up to $43,792 per violation for conduct determined to be unfair, deceptive, or otherwise unlawful in certain prior FTC actions. The letter did not accuse any recipient company, including USANA, of engaging in unlawful conduct. But if the FTC later alleges that we have engaged in acts or practices found to be unfair, deceptive, or unlawful in the actions referenced in the letters, we could be at risk of penalties and other potential liability.
The FTC is currently advocating and considering certain legal and regulatory changes that, if implemented, could have a material adverse effect on our business. For example, in 2022 the FTC issued an Advanced Notice of Proposed Rulemaking for a proposed rule concerning deceptive earnings claims that would further regulate how companies like USANA advertise and represent their business. The FTC is also currently reviewing the Business Opportunity Rule, which requires business opportunity sellers to give prospective buyers specific information to help them evaluate a business opportunity or work-at-home program. Direct sellers like USANA are currently exempt from the Business Opportunity Rule, but the FTC could include direct sellers within the scope of the rule as a result of the review. If direct sellers become subject to the rule, we will have to comply with disclosure requirements that could significantly increase the cost of doing business and have other material adverse effects on our business.
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
We are also subject to various direct selling laws and regulations in our other markets, including China (as explained below). We cannot predict the nature of any future law, regulation, or guidance, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders would have on our business. Failure by us, or our Associates, to comply with these laws, regulations, or guidance, could have a material adverse effect on our business in a particular market or in general. Finally, the continuation of regulatory challenges, investigations and litigation against other direct selling companies could harm our business and industry if the laws and regulations are interpreted in a way that results in additional restrictions on direct selling companies in general.
The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.
All Associates contractually agree to adhere to our policies. Although these policies prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the sale of the products, from time to time Associates, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us in our various markets by regulatory agencies, state attorneys general, or private parties – and in China by the Chinese government. Legal actions against us or our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. We take what we believe to be commercially reasonable steps to (i) regularly train our Associates, and (ii) monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure compliance with our policies. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. In the past, we have experienced adverse publicity both within and outside of our sales force for enforcing our Associate policies and procedures. This type of adverse publicity has made, and will continue to make, it difficult for us to attract and retain Associates and Preferred Customers and may have an adverse effect on our business, financial condition, and results of operations.
We may have or could incur obligations relating to the activities of our Associates.
Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies may impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes as well as employee benefits with respect to our Associates. In particular, the laws regarding independent contractor status in certain jurisdictions, including the United States, continue to evolve and, in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies, including USANA. In 2020, we were named as a defendant in a private lawsuit in California by a plaintiff’s firm that is seeking to reclassify our California Associates from independent contractors to employees under California state law. While we do not believe this litigation is material to our business, and we believe we have legally and appropriately classified our Associates as independent contractors, it is possible that this lawsuit or potential future laws, could negatively impact the independent contractor status of our Associates or distributors in direct selling companies in general. For example, in 2022, the U.S. Department of Labor proposed a regulation that, if adopted, would alter the employee vs. independent contractor analysis in a way that could potentially cause more workers to be classified as employees.
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
From time to time, we modify our Compensation Plan to (i) keep it competitive and attractive, (ii) cause or address a change in Associate behavior, (iii) conform to legal and regulatory requirements, or (iv) address other business needs. It is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. For example, in 2023 we launched our Affiliate program in three markets and this program creates a new and different element of our Compensation Plan. There can be no assurance that changes to our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results. Additionally, the payment of Associate incentives under our Compensation Plan is our most significant expense. Modifying our Compensation Plan directly affects the incentives we pay as a percentage of net sales. There can be no assurance that changes to the Compensation Plan will be successful in achieving target levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Associates.
Changes we are required to make to our Associate Compensation Plan in certain markets, including limits on the amount of Associate compensation we can pay, may hurt our ability to attract and retain Associates, result in regulatory risk and affect our operating results.
We have been required to modify our Associate Compensation Plan in certain markets to comply with the laws and regulations in these markets or the interpretation of the same by authorities in these markets. For example, we have been required to use a different compensation plan for our BabyCare operations in China (as noted elsewhere in this report) and have been required to modify our Compensation Plan in South Korea, Malaysia, and Indonesia to comply with applicable laws and regulations. We obtain regulatory approval of our Compensation Plan when required or, when not required, we may seek a legal opinion regarding compliance. We may also be prohibited from distributing products through direct selling or paying multilevel compensation in some countries. Several markets, including China, South Korea, and Indonesia also impose limits on the amount of compensation we can pay to our Associate sales force.

If we fail to comply with the legal requirements for our Compensation Plan in our various markets, including the limits on compensation we are legally permitted to pay, we may incur fines or other sanctions, including the loss of applicable licenses to conduct our business. These required changes to Compensation Plan, including compensation limits, may also be viewed as limiting the incentive for people to join our Associate sales force and may reduce the competitive advantage of our Associate Compensation Plan.
Risks Related to Our China Business
Our Greater China region accounts for a significant part of our business and expected growth. A decline in sales or customers in this region would harm our business, financial condition and results of operations.
Our Greater China region consists of China, Hong Kong, and Taiwan and has been our largest region for sales over the last several years and China has been our largest market. Our international growth strategy has focused largely on growing our China business. For the last three years, health officials in Greater China have responded to the COVID-19 pandemic, which has created a challenging operating environment for our business in China and has negatively impacted our sales and customer results. Additionally, in 2019, our sales and active Customer counts in both the Greater China region and our China market declined, largely because of a challenging operating environment in China, following the China’s governments inquiry into and review of the health foods industry in China. If we are not successful in growing BabyCare’s sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition, results of operations and cash flows may be harmed.
BabyCare must comply with significant operational, financial, and other regulatory requirements to engage in direct selling in China. Although we believe that we will be successful in growing BabyCare’s business in China, it is difficult to assess the extent to which BabyCare’s business model and compensation plan will be successful or deemed to be compliant with applicable Chinese laws and regulations. In light of the factors listed above, and the other risks to our business, there can be no assurance that we will be successful in increasing sales and customers in China through BabyCare.
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
The Chinese government also exercises significant control over the Chinese economy, including through controlling capital, foreign currency exchange, foreign exchange rates, and tax regulations, providing preferential treatment to certain industry segments or companies and issuing required licenses to conduct business. We also face additional risks resulting from new and expanded China data privacy and security laws and regulations. Accordingly, any adverse change in the Chinese governmental, economic or other policies could have a material adverse effect on BabyCare’s business in China and our consolidated results of operations.
In addition to BabyCare's direct selling business in China, we periodically offer and sell certain U.S. products in China through a cross-border e-commerce sales channel by utilizing one of our separate China subsidiaries that is registered to engage in cross-border e-commerce. This cross-border e-commerce channel is legally required to be separate from BabyCare's direct selling business in China. The products that we offer and sell through this channel are neither registered for retail sale in China nor registered as direct selling products under BabyCare's direct sales license.

Consequently, products sold via our cross-border e-commerce channel can only be sold to China customers for their personal consumption and cannot be sold through BabyCare's direct selling channel. BabyCare's direct selling business in China could be negatively impacted if China regulatory authorities (i) attribute our cross-border e-commerce sales and related product claims to BabyCare's direct selling business, and (ii) make a determination that the same are in violation of direct selling or other applicable laws and regulations.
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
The Chinese government has investigated and imposed significant fines on companies and their distributors believed to have violated direct selling and anti-pyramiding regulations. In some cases, it has even shut such companies down. There have been instances where inquiries or complaints about BabyCare’s business have resulted in warnings from the Chinese government as well as the payment of fines by BabyCare or its distributors. We expect that BabyCare will continue to face the risk of government inquiries, complaints or investigations. Any determination that BabyCare’s business or the activities of its Associates are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare’s licenses, including its direct selling licenses, all of which could have a material adverse effect on our business and operations. There can be no assurance that the Chinese government’s interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare’s business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Associates in China.

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
BabyCare also will be required to obtain licenses from municipalities and provinces within China where it currently does not hold a license. The Chinese government has not reopened its application review process for direct sales licenses and approvals since suspending the process in 2019. If BabyCare is unable to obtain additional direct selling licenses and approvals as quickly as we would like, or at all, it would negatively impact our ability to expand and grow our business in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct selling licenses or obtaining additional direct selling licenses or the required approvals to expand into additional locations in China that are important to its business.
Risk Associated with Our International Operations
Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.
We currently conduct our business in various foreign countries, and we expect to expand the number of countries in which we operate in the future. Economic conditions, including those resulting from wars, civil unrest, political unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our products and their ability to pay for our products. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties.
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
For the year ended December 31, 2022, 89.4% of our total net sales were generated in markets outside of the United States. Consequently, exchange rate fluctuations have, and will continue to have, a significant effect on our sales and earnings. If exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.
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
Inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials or other inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability.
Increases in prices, including as a result of inflation and rising interest rates, for commodities, raw materials or other inputs that we and our suppliers use in manufacturing products, systems, components and ingredients or other similar raw materials, or increases in logistics and related costs, have led and may continue to lead to higher production costs for our products. In addition, any increase in the cost, or reduced availability, of critical materials for our products could lead to higher production costs and could impede our ability to successfully deliver on business strategy. Further, increasing global demand for, and uncertain supply of, such materials could disrupt us or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar and other economic and political factors have created and may continue to create pricing pressure for commodities, raw materials and other inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs. Additionally, any price increases we impose on our products as a result of the inflationary environment may result in decreased demand of our products, which could adversely affect our business, financial condition, or results of operations.
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
We manufacture approximately 65% of the products sold to our customers. Additionally, over the past several years we have increased self-manufacturing of our foods, personal care and skincare products, which has increased the percentage of products we manufacture in-house. Because of our self-manufacturing practices, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations.
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
We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 35% of our product sales for the year ended December 31, 2022. These third-party suppliers and manufacturers produce and, in most cases, package the products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, foods, and certain of our personal care products, including our Celavive line for markets outside of China. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.
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
We believe that our nutritional supplement products are free from substances that have been banned by world-class training and competitive athletic programs. We retain independent testing agencies to conduct periodic checks for banned substances. We further believe that, while our products promote good health, they are not otherwise considered “performance enhancing” as that term has been used in defining substances that are banned from use in international competition by the World Anti-Doping Agency (“WADA”). For many years, we have been a sponsor of Olympic level athletes and professional competitors around the world. These athletes have been tested on many occasions and have never tested positive for banned substances as a result of taking USANA nutritional products. To back up our claim that athletes who use USANA products as part of their training regimen will not be consuming banned substances, we have offered to enter into agreements with select athletes, some of whom have high-profiles and are highly compensated. These agreements provide that, during the term of the agreement, should the athlete test positive for a banned substance included in the WADA, and should such positive result be caused by taking USANA nutritional products, we will compensate that athlete at an amount equal to two times their current annual earnings, up to $1.0 million, based on the athlete’s personal level of competition, endorsement, and other income, as well as other factors. Although we believe that the pool of current and potential participants in the program is small and that the procedures and safeguards implemented by us in connection with the program are sound, there is no guarantee that an athlete who is accepted in the program will not successfully make a claim against us. We currently have no insurance to protect us from potential claims under this program.
Failure to comply with anti-corruption laws could adversely affect our business.
We currently conduct our business in various foreign countries and expect to expand the number of countries in which we operate in the future. Our international business is subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act. In recent years, there have been an increasing number of investigations and other enforcement activities under these laws, including a voluntary investigation we recently concluded concerning our China operations. The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Other anti-corruption laws prohibit both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws.
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
ESG issues may have an adverse effect on our reputation, business, financial condition or results of operations.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our ESG goals or evolving regulator, investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers may choose to stop purchasing our products and our reputation, business or financial condition may be adversely affected. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, plastic waste, and other sustainability concerns. These factors could cause us to incur additional costs, to make changes to our operations to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risk.
In addition to environmental issues these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. We also have established diversity, equity and inclusion goals as part of our ESG initiative.
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the SEC's recent disclosure proposal on climate change, may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
Risk Associated with Information Technology, Data Security and Data Privacy
A failure or interruption of our information technology systems would harm our business.
The global nature of our business, shopping and our global compensation plan requires the development and implementation of robust and efficiently functioning information technology systems. Such systems are vulnerable to a variety of potential risks, including damage or interruption resulting from natural disasters, power outages, certain aging system architecture, systems failures, hardware or software corruption, human error or hacking, malware, ransomware, phishing or other similar acts. We rely on both self-developed and third-party developed and supported information technology systems. Although we have adopted and implemented a business continuity and disaster recovery plan and a variety of other operational safeguards, the occurrence of any of these events could result in costly interruptions or failures adversely affecting our business and the results of our operations.
We rely on information technology to support our operations and reporting environments. A data breach involving that technology or the data stored in it, could disrupt our ability to operate our businesses effectively, adversely affect our reported financial results and our reputation, and expose us to significant potential liability, government investigations, fines or litigation.
In the ordinary course of our global business, we collect and store in our data centers and on our networks, including cloud systems, significant amounts of data, including personally identifiable information (PII), intellectual property, and our proprietary business information The secure collection, storage and other processing of this information is critical to our operations, regulatory compliance and business strategy. Although we strive to frequently analyze and improve our data security measures, our information technology and infrastructure are subject to persistent attacks of varying degrees and types and we may be vulnerable to attacks by hackers. Such attacks could include viruses, ransomware attacks, computer denial of service attacks, or phishing schemes. In some instances, despite our reasonable efforts, it could take us some time to discover that our networks have been breached.
Any such breach of our networks and the information and PII stored therein could cause such information and PII to be accessed, publicly disclosed, altered, damaged, held ransom, lost or stolen. In any such event, we could suffer significant loss or incur significant liability, including: damage to our reputation; increased cyber insurance premiums; loss of customer confidence or goodwill; and significant expenditures of time and money to address and remediate the resulting damage (including notification and credit monitoring costs, as well as fines and penalties imposed by regulators) to affected individuals or business partners, or to defend ourselves in resulting litigation or other legal proceedings, by affected individuals, business partners or regulators.
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
We are subject to data privacy and security laws and regulations, and our actual or perceived failure to comply with them could adversely affect our business and operating results.
Compliance with data privacy and security laws and regulations is a significant effort for us in all of our markets because we collect, store and otherwise process significant amounts of customer and employee personal information for business (including for transactional and marketing purposes) and legal purposes. The governments of our various markets have adopted, or are adopting, complex and strict laws and regulations governing data privacy and security, and these areas are still rapidly evolving . These laws and regulations have resulted in greater compliance risk and cost for us.
These laws and regulations often require us to take a variety of actions, including: implementing new data privacy and security policies; granting individuals a wide variety of rights with respect to their PII, including access, correction and deletion rights; informing individuals of security breaches that affect their PII; disclosing to individuals how we process their PII and obtaining their written consent to such processing; and localizing individuals' PII within national borders and complying with cross border PII transfer assessments and requirements, among other things. Examples of significant, recent data privacy and security laws affecting our various markets include the European Union General Data Protection Regulation, ("GDPR"), China’s national Data Privacy Law and Personal Information Protection Law, China's Cybersecurity Law, the California Consumer Privacy Act, ("CCPA"), and the California Privacy Rights Act. Virginia, Colorado, Connecticut and Utah all have adopted laws introducing new privacy obligations and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. There also is a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The FTC and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers.
We have incurred, and will continue to incur, substantial costs in striving to comply with these various data privacy and security laws and regulations. Compliance with these laws and regulations may limit our ability to provide products and services to our customers that they may find valuable or otherwise require us to change our business practices in a manner that is ultimately adverse to our business objectives. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with data security and privacy laws and regulations may result in governmental enforcement actions and prosecutions, private litigation, significant fines and penalties, adverse publicity, or reputation damage, which could have an adverse effect our business and operating results.
Human Capital Risks Associated with our Business
If we are unable to attract and retain active Associates and Preferred Customers, our business may be harmed.
Our consumer base includes Associates who personally consume and sell our products, Preferred Customers who join USANA and simply consume our products, and retail customers who do not join USANA but purchase products directly from us or one of our Associates and consume our products. We refer to Associates, and Preferred Customers in this Annual Report together as active Customers. We rely largely on our Associates to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing our number of active Customers. Our success will also depend on our ability to retain and motivate our existing Associates and attract new Associates to sell our products. Associates typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including each of the other risks identified in this Annual Report. Our Associates may terminate their services at any time and, like most direct selling companies, we experience a high turnover among new active Customers from year to year. Customers may also stop buying from us at any time and it is challenging to determine why a customer actually stops buying. In 2022, most of our markets, including China, experienced active Customer declines. If our strategies, including our customer experience strategy, do not generate growth in our active Customer base, our operating results could be harmed.
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
Our executive officers are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We depend upon the services of our Chairman and Chief Executive Officer, Kevin Guest; our President, Jim Brown; and our Chief Financial Officer, Douglas Hekking, as well as other key members of our executive team. We disclosed in February 2023 that, effective July 1, 2023, Mr. Guest will be transitioning from the role of Chief Executive Officer to the role of Executive Chairman and that Jim Brown will succeed him as the Chief Executive Officer. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.
Risks Associated with Business Development Activities and Acquisitions
In 2022, we acquired two businesses and our growth strategy contemplates acquiring additional businesses in the future to the extent that we find prospects that meet our acquisition criteria. Our acquisition criteria includes, but is not limited to: vertical integration; product and category expansion; geographic expansion; and other opportunities that strengthen, diversify and grow our world-wide business. Our completed and potential future acquisitions entail a variety risks and uncertainties, including: (i) potential disruption to our direct selling business; (ii) failure to achieve our strategic objectives, efficiencies, and growth strategies for the acquisition; (iii) potential loss of key employees, customers, or other stakeholders of an acquired businesses, particularly given that our strategy contemplates our acquired businesses operating and growing independently of USANA; (iv) general risks associated with owning and overseeing businesses and industries where we have limited or no prior experience; (v) expense and indebtedness, including unanticipated liabilities and litigation; (vi) shareholder dilution; (vii) difficulty in implementing an effective control environment for acquired companies, in a timely and efficient manner; or (viii) the failure to consummate transactions in a timely or efficient manner or at all.
The occurrence of any of the foregoing risks or others, or our inability to effectively execute our business development strategy, could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that we will be able to identify suitable acquisition prospects, consummate acquisitions on favorable terms or at all, or accomplish the objectives of an acquisition.
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

Global Pandemic
Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.
Pandemics, epidemics or disease outbreaks in the United States or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again limit or suspend our operations in the United States, China and elsewhere. To address the pandemic, many governments issued various restrictive orders that affected businesses and consumers. During the pandemic, government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations we maintain in some markets. The pandemic also affected the availability and cost of several of our raw materials, packaging materials and shipping resources to transport our product to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or face more significant closures in the future.
These factors and others related to the COVID-19 pandemic, including the spread of new variants of the virus, will likely continue to negatively affect our business and our financial results in a number of ways. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition and results of operations going forward.
Risks Related to Our Common Stock
The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.
Gull Global, Ltd., an entity that is solely owned and controlled by our founder, Dr. Myron Wentz, owned approximately 41.6% of our outstanding common stock at December 31, 2022. Dr. Wentz is no longer active in the management of USANA and is an emeritus member of our Board of Directors. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence and control over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to our other shareholders.
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
Item 2. Properties
Corporate Headquarters
Our world-wide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. In addition to executive offices, this facility includes space for manufacturing and quality control, distribution, administrative functions, and research and development. This facility manufactures inventories for all global markets, excluding China. Additionally, we own a 54,000 square foot manufacturing facility, located adjacent to the corporate headquarters facility, where we began in-house manufacturing of our foods product line during the fourth quarter of 2020.
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
Our common stock trades on the NYSE under the symbol “USNA.” As of February 24, 2023, we had approximately 244 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Share Repurchases
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. There were no share repurchases made during the quarter ended December 31, 2022. As of December 31, 2022, the remaining authorized repurchase amount under the stock repurchase plan was $82.8 million. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
Stock Performance Graph
The following graph and table compare the performance of our common stock to the Russell 2000 Index ("Index") and to a market-weighted index of six companies selected in good faith from our industry (the “Peer Group”) over the last five years. The data shown assumes an investment on December 31, 2016, of $100 in our common stock and each of the other equities and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.
Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Nu Skin Enterprises, Inc., Herbalife Nutrition Ltd., LifeVantage Corporation, Medifast, Inc., Nature's Sunshine Products, Inc., and Mannatech, Inc. The change to the Index and the Peer Group was made to address changes in the external market and to better reflect our business.

Cumulative Shareholder Return
Dec. 2017 - Dec. 2022
$300
$200
$100
$0
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
USNA
Russell 2000
Peer Group

	USNA	Russell 2000	Peer Group
Dec 17	$100	$100	$100
Dec 18	$159	$88	$97
Dec 19	$106	$109	$80
Dec 20	$104	$129	$116
Dec 21	$137	$146	$131
Dec 22	$72	$115	$81
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of USANA’s financial condition and results of operations is presented in 10 sections:
•Overview
•Impact of the COVID-19 Pandemic
•Customers
•Presentation
•Non-GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Contingencies
•Inflation

•Critical Accounting Policies and Estimates
This discussion and analysis from management's perspective should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of December 31, 2022, we had approximately 490,000 active Customers worldwide.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted our business in various markets around the world. The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability, and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to modify our workforce strategies, and required us, at times, to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected the availability and cost of various of our raw materials, packaging material, and shipping resources to transport our product to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic will likely continue to negatively affect our business throughout 2023 in a number of ways.
Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates accounted for approximately 53.4% of product sales during 2022 with the remainder of our sales being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is therefore used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the change in our active Customer base by geographic region, rounded to the nearest thousand, as of the dates indicated.

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of December 31, 2022		As of January 1, 2022
Asia Pacific:
Greater China	244,000	49.8%	255,000	45.5%	(11,000)	(4.3%)
Southeast Asia Pacific	87,000	17.8%	115,000	20.5%	(28,000)	(24.3%)
North Asia	53,000	10.8%	58,000	10.4%	(5,000)	(8.6%)
Asia Pacific Total	384,000	78.4%	428,000	76.4%	(44,000)	(10.3%)
Americas and Europe	106,000	21.6%	132,000	23.6%	(26,000)	(19.7%)
	490,000	100.0%	560,000	100.0%	(70,000)	(12.5%)

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
Results of Operations
Summary of 2022 Financial Results
Our discussion and analysis is focused on our 2022 and 2021 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2020 fiscal year specifically, as well as the year-over-year comparison of our 2021 financial performance to 2020, are located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 1, 2022, which is available on our investor relations website at https://ir.usana.com or the SEC’s website at www.sec.gov. That information is incorporated by reference into this report.
Net sales in 2022 decreased 15.8%, or $187.9 million, to $998.6 million, compared with 2021. Current year sales programs and market specific promotions have performed below expectations, largely due to disruptions attributable to COVID-19 related lockdowns, and inflationary and economic challenges in many of our markets, particularly in our Asia Pacific markets. These disruptions have contributed to a 12.5% decline in active Customers compared to the prior year. Additionally, unfavorable changes in currency exchange rates decreased net sales for the year by an estimated $49.7 million.
Net earnings decreased 40.5% to $69.4 million in 2022, when compared with 2021. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses.
Fiscal Year 2022 compared to Fiscal Year 2021
Net Sales
The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 31, 2022, and January 1, 2022:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Twelve Months Ended
	December 31, 2022		January 1, 2022
Asia Pacific
Greater China	$502,486	50.3%	$563,469	47.5%	$(60,983)	(10.8)%	$(18,892)	(7.5)%
Southeast Asia Pacific	190,478	19.1%	269,803	22.7%	(79,325)	(29.4)%	(13,994)	(24.2)%
North Asia	108,952	10.9%	129,920	11.0%	(20,968)	(16.1)%	(13,809)	(5.5)%
Asia Pacific Total	801,916	80.3%	963,192	81.2%	(161,276)	(16.7)%	(46,695)	(11.9)%
Americas and Europe	196,685	19.7%	223,272	18.8%	(26,587)	(11.9)%	(3,033)	(10.5)%
	$998,601	100.0%	$1,186,464	100.0%	$(187,863)	(15.8)%	$(49,728)	(11.6)%
Asia Pacific: The decline in this region is largely the result of the challenging operating environment as discussed above. As a result, there were local currency sales declines in all markets in this region. The decrease in constant currency net sales in Greater China was most notable in China, where local currency net sales decreased 7.0%. The decrease in constant currency net sales in Southeast Asia Pacific was most notable in the Philippines, and Malaysia, which had local currency net sales declines of 33.2%, and 27.8%, respectively. The decrease in constant currency net sales in North Asia was most notable in South Korea, which had a local currency net sales decline of 4.9%.
Americas and Europe: The decline in this region is largely the result of the challenging operating environment as discussed above, as a result, there were local currency sales declines in all markets in this region, most notable among these markets, Canada and the United States, where local currency net sales decreased 14.8% and 7.1%, respectively.
Gross Profit
Gross profit decreased 100 basis points to 80.6% of net sales, down from 81.6% in 2021. The decrease in gross profit margin can be attributed to unfavorable changes in currency exchange rates, higher scrap and inventory valuation, increased product costs, and loss of leverage on lower sales. These decreases were partially offset by favorable changes in market and product sales mix, and increased transportation costs in the prior-year period related to the strategic buildup of inventory due to COVID-19 related disruptions to our supply chain and logistics.
Associate Incentives
Associate incentives decreased 30 basis points to 43.5% of net sales in 2022, compared with 43.8% in the prior year. The relative decrease can primarily be attributed to a decrease in promotional incentives, as described above, and decreased spend on miscellaneous associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 280 basis points relative to net sales and decreased $16.8 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The decreased expense in absolute terms can be primarily attributed to lower costs on variable expenses, as well as lower employee related costs.
Income Taxes
Income taxes increased to 36.2% of pre-tax earnings in 2022, up from 31.7% of pre-tax earnings in 2021. The effective tax rate increase is due primarily to a change in the market mix of pre-tax book income.
Diluted Earnings Per Share
Diluted EPS decreased to $3.59 in 2022 from $5.73 in 2021. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $288.4 million at December 31, 2022, from $239.8 million at January 1, 2022. Cash flow provided by operating activities generated $103.9 million partially offset by cash used in financing activities of $30.1 million, and cash used in investing activities of $12.4 million primarily to acquire property and equipment and assets in business combinations, partially offset by proceeds from the settlement of our net investment hedge. Additionally, unfavorable changes in currency exchange rates, have impacted cash and cash equivalents, and restricted cash by an estimated $13.8 million.
The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in Millions)
	As of December 31, 2022	As of January 1, 2022
China	$129.8	$139.9
United States	114.1	51.9
All other markets	44.5	48.0
Total Cash and cash equivalents	$288.4	$239.8
Cash Flows Provided by Operations and Significant Uses of Cash
As discussed above, our principal source of liquidity comes from cash flows provided by operating activities, which results from a strong operating margin. Net cash flow provided by operating activities totaled $103.9 million in 2022. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to payout the annual employee bonus, reduce accruals related to inventories, and a reduction in trade payables. Additionally, cash used to repurchase and retire shares was $25.4 million for 2022.
Net cash flow provided by operating activities totaled $121.2 million in 2021. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by purchase of inventories, the payout of the annual employee bonus, and a reduction in trade payables. Additionally, cash used to repurchase and retires shares was $177.8 million for 2021.
Line of Credit
Information with respect to our line of credit may be found in Note J to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Share Repurchase
Information with respect to our share repurchases may be found in Note N to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
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

Contractual Obligations and Commercial Contingencies
The following table summarizes our contractual obligations and commitments as of December 31, 2022 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$15,064	$7,214	$7,233	$617	$—
Other Commitments	32,690	23,544	7,583	1,563	—
Total Contractual Obligations	$47,754	$30,758	$14,816	$2,180	$—
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
Inflation
We do not believe that inflation has had a material impact on our historical operations or profitability. Like many other global companies, we are facing significant inflationary pressures in the world economy. Inflationary pressures are growing as we renew pricing arrangements, notably for certain direct materials, wages, energy, and transportation costs. These inflationary pressures, including margin pressure from inflation as well as the cost of capital could continue to grow in 2023.
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
Interest Rate Risks. As of December 31, 2022, we had no outstanding debt and therefore, we had no direct exposure to interest rate risk. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.
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
As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2022.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting, as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Salt Lake City, Utah
February 28, 2023

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
Information required by Items 10, 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2022 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of our executive officers, which is included in Part I, Item 1 of this report.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
2.Financial Statement Schedules.
For the years ended December 31, 2022, January 1, 2022, and January 2, 2021
Schedule II – Valuation and Qualifying Accounts
3.Exhibits.
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

21	Subsidiaries of the Registrant, as of February 24, 2024 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

By:	/s/ Kevin G. Guest
Kevin G. Guest Chief Executive Officer and Chairman of the Board
Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Guest	Chairman and Chief Executive Officer	February 28, 2023
Kevin G. Guest	(Principal Executive Officer)

/s/ Gilbert A. Fuller	Director	February 28, 2023
Gilbert A. Fuller

/s/ John T. Fleming	Director	February 28, 2023
John Fleming

/s/ Scott Nixon	Director	February 28, 2023
Scott Nixon

/s/ Frederic J. Winssinger	Director	February 28, 2023
Frederic J. Winssinger

/s/ Xia Ding	Director	February 28, 2023
Xia Ding

/s/ Timothy E. Wood	Director	February 28, 2023
Timothy E. Wood

/s/ Peggie Pelosi	Director	February 28, 2023
Peggie Pelosi

/s/ G. Douglas Hekking	Chief Financial Officer	February 28, 2023
G. Douglas Hekking	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of lower of cost or net realizable value of certain inventories
As discussed in Notes A and C to the consolidated financial statements, inventories of $67,089,000 in current assets and noncurrent inventories of $3,479,000 in other assets as of December 31, 2022 are stated at the lower of cost or net realizable value. The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories, which includes the evaluation of inventory that does not conform to product specifications, expiration dates, current and future product demand, production planning and market conditions. The Company manufactures inventories in the United States for all global markets, excluding China.
We identified the assessment of lower of cost or net realizable value of inventories, excluding inventories manufactured and held in China, as a critical audit matter. The forecasted future product demand for excess or slow-moving inventories is difficult to assess and results in the application of greater auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory valuation process, including controls related to the assessment of the lower of cost or net realizable value and the determination of the forecasted future product demand. We performed a retrospective review to assess the Company’s ability to accurately forecast. We evaluated the Company’s determination of lower of cost or net realizable value of excess or slow-moving inventories utilizing current year sales by product and comparing it to product inventory on hand as of December 31, 2022. We also analyzed a sample of inventory items to evaluate the forecasted future product demand by comparison of that forecast to historical demand and any known changes that would impact future demand.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Salt Lake City, Utah
February 28, 2023

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of December 31, 2022	As of January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$288,420	$239,832
Inventories	67,089	98,318
Prepaid expenses and other current assets	28,873	26,967
Total current assets	384,382	365,117
Property and equipment, net	97,773	101,780
Goodwill	17,368	17,668
Intangible assets, net	32,432	30,442
Deferred tax assets	9,799	4,839
Other assets	54,795	57,894
	$596,549	$577,740
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,049	$13,508
Other current liabilities	132,784	147,282
Total current liabilities	143,833	160,790
Deferred tax liabilities	4,071	7,497
Other long-term liabilities	14,173	14,329
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,206 as of December 31, 2022 and 19,393 as of January 1, 2022	19	19
Additional paid-in capital	55,604	50,010
Retained earnings	391,636	344,637
Accumulated other comprehensive income (loss)	(12,787)	458
Total stockholders' equity	434,472	395,124
	$596,549	$577,740
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year
	2022	2021	2020
Net sales	$998,601	$1,186,464	$1,134,644
Cost of sales	193,890	217,898	209,111
Gross profit	804,711	968,566	925,533
Operating expenses:
Associate incentives	434,793	519,267	487,856
Selling, general and administrative	262,304	279,107	261,186
Total operating expenses	697,097	798,374	749,042
Earnings from operations	107,614	170,192	176,491
Other income (expense):
Interest income	3,789	2,515	2,535
Interest expense	(192)	(57)	(507)
Other, net	(2,590)	(2,008)	(571)
Other income (expense), net	1,007	450	1,457
Earnings before income taxes	108,621	170,642	177,948
Income taxes	39,271	54,137	53,284
Net earnings	$69,350	$116,505	$124,664
Earnings per common share
Basic	$3.60	$5.78	$5.89
Diluted	$3.59	$5.73	$5.86
Weighted average common shares outstanding
Basic	19,254	20,146	21,156
Diluted	19,310	20,343	21,256
Comprehensive income:
Net earnings	$69,350	$116,505	$124,664
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(15,126)	2,203	13,327
Tax benefit (expense) related to foreign currency translation adjustment	1,881	1,880	(3,051)
Other comprehensive income (loss), net of tax	(13,245)	4,083	10,276
Comprehensive income	$56,105	$120,588	$134,940
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value

Balance at December 28, 2019	21,655	$22	$59,445	$306,146	$(13,901)	$351,712
Net earnings				124,664		124,664
Other comprehensive income (loss), net of tax					10,276	10,276
Equity-based compensation expense			14,394			14,394
Common stock repurchased and retired	(785)	(1)	(9,012)	(48,016)		(57,029)
Common stock issued under equity award plans	168	—				—
Tax withholding for net-share settled equity awards			(2,367)			(2,367)
Balance at January 2, 2021	21,038	21	62,460	382,794	(3,625)	441,650
Net earnings				116,505		116,505
Other comprehensive income (loss), net of tax					4,083	4,083
Equity-based compensation expense			14,298			14,298
Common stock repurchased and retired	(1,844)	(2)	(23,173)	(154,662)		(177,837)
Common stock issued under equity award plans	199	—				—
Tax withholding for net-share settled equity awards			(3,575)			(3,575)
Balance at January 1, 2022	19,393	19	50,010	344,637	458	395,124
Net earnings				69,350		69,350
Other comprehensive income (loss), net of tax					(13,245)	(13,245)
Equity-based compensation expense			13,331			13,331
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	101	—				—
Tax withholding for net-share settled equity awards			(4,706)			(4,706)
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	2022	2021	2020
Cash flows from operating activities
Net earnings	$69,350	$116,505	$124,664
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	13,393	13,036	13,747
Right-of-use asset amortization	8,017	9,157	8,762
(Gain) loss on sale of property and equipment	141	61	191
Equity-based compensation expense	13,331	14,298	14,394
Deferred income taxes	(7,183)	(2,970)	(2,423)
(Gain) loss on impairment on other assets	—	—	510
Changes in operating assets and liabilities, net of acquisitions:
Inventories	21,879	(10,501)	(16,784)
Prepaid expenses and other assets	(3,304)	(2,331)	(5,192)
Accounts payable	(2,656)	(4,572)	6,076
Other liabilities	(9,066)	(11,456)	16,456
Net cash provided by (used in) operating activities	103,902	121,227	160,401
Cash flows from investing activities
Receipts on notes receivable	—	116	281
Proceeds from the settlement of net investment hedges	4,555	—	1,935
Payments for net investment hedge	—	(1,555)	(1,089)
Payments for investment in equity securities	—	—	(20,000)
Payments to acquire businesses	(6,532)	—	—
Proceeds from sale of property and equipment	7	15	6
Purchases of property and equipment	(10,400)	(12,763)	(15,094)
Net cash provided by (used in) investing activities	(12,370)	(14,187)	(33,961)
Cash flows from financing activities
Repurchase of common stock	(25,382)	(177,837)	(57,029)
Borrowings on line of credit	11,000	—	60,000
Payments on line of credit	(11,000)	—	(60,000)
Payments related to tax withholding for net-share settled equity awards	(4,706)	(3,575)	(2,367)
Payments for debt issuance costs	—	—	(46)
Net cash provided by (used in) financing activities	(30,088)	(181,412)	(59,442)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,777)	2,088	11,251
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,667	(72,284)	78,249
Cash, cash equivalents, and restricted cash at beginning of period	243,653	315,937	237,688
Cash, cash equivalents, and restricted cash at end of period	$291,320	$243,653	$315,937
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$288,420	$239,832	$311,917
Restricted cash included in prepaid expenses and other current assets	—	—	958
Restricted cash included in other assets	2,900	3,821	3,062
Total cash, cash equivalents, and restricted cash	$291,320	$243,653	$315,937

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended
	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$49	$10	$711
Income taxes	45,863	59,524	53,015
Cash received during the period for:
Income tax refund	113	191	847
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	5,641	5,322	6,632
Non-cash change in right-of-use assets	—	—	(3,182)
Accrued purchases of property and equipment	679	383	375
Contingent consideration given to acquire assets	886	—	—
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
COVID-19
The COVID-19 pandemic, including the spread of new variants of the virus, has negatively impacted our business in various markets around the world. The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations for fiscal 2022, 2021, and 2020. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.
The Company
USANA Health Sciences, Inc. is a global direct-selling, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products.
The Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company, which are grouped and presented in two geographic regions: (1) Asia Pacific and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia.
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia
(iii)North Asia – Japan and South Korea
Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands)
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
Fiscal Year
The Company operates on a 52/53-week year, ending on the Saturday closest to December 31. Fiscal years 2022 and 2021 were 52-week years. Fiscal year 2020 was a 53-week year. Fiscal year 2022 covered the period January 2, 2022

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
to December 31, 2022 (hereinafter 2022). Fiscal year 2021 covered the period January 3, 2021 to January 1, 2022 (hereinafter 2021). Fiscal year 2020 covered the period December 29, 2019 to January 2, 2021 (hereinafter 2020).
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
As of December 31, 2022 and January 1, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 31, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$211,539	$211,539	$—	$—
Foreign currency contracts included in other current liabilities	(3,150)	—	(3,150)	—
Deferred compensation liabilities	(1,632)	—	(1,632)	—
Contingent consideration included in other current liabilities of $(338) and other long-term liabilities of $(548)	(886)	—	—	(886)
	$205,871	$211,539	$(4,782)	$(886)

	January 1, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$163,619	$163,619	$—	$—
Foreign currency contracts included in other current liabilities	(461)	—	(461)	—
	$163,158	$163,619	$(461)	$—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of December 31, 2022 and January 1, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Fair Value of Financial Instruments
As of December 31, 2022 and January 1, 2022, the Company’s financial instruments include cash equivalents, restricted cash, other liabilities, and foreign currency contracts. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.
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
Business Combinations
The Company allocates the purchase price consideration of the assets acquired and liabilities assumed based on the acquisition date fair values. Additionally, the Company records goodwill for the excess of the total consideration given for the acquired business over the fair value of the identifiable net assets of the acquired business. Transaction costs attributable to the acquisition are expensed as incurred.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2022 and January 1, 2022 consisted primarily of money market fund investments and amounts receivable from credit card processors.
Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 31, 2022 and January 1, 2022 totaled $8,904 and $11,123, respectively.
Restricted Cash
The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $2,900 as of December 31, 2022, and $3,146 as of January 1, 2022. This deposit is required for the application of direct sales licenses by the Ministry of Commerce and the State Administration of Market Regulation (“SAMR”) of the People’s Republic of China, and will continue to be restricted during the periods while the Company holds these licenses.
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

Noncurrent inventory are inventories not expected to be sold within the normal operating cycle. The Company has defined the operating cycle as 52-weeks. Noncurrent inventory is classified in the "Other assets" line item in the Company's consolidated balance sheets.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
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
Goodwill
Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discount rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2022, 2021, and 2020, no impairment of goodwill was recorded.
Intangible Assets
Intangible assets represent amortized and indefinite-lived intangible assets primarily acquired in connection with business combinations. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s carrying amount to its fair value. The fair value for

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2022, 2021, and 2020, no impairment of indefinite-lived intangible assets was recorded.
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
The initial value of the securities are remeasured to fair value if the securities are impaired or if observable price changes occur. These events are continually monitored and assessed at each reporting period. If a readily determinable fair value becomes available for the securities or observable price changes for the identical or a similar investment of the same issuer occur, the securities are measured at fair value as of the date the observable change occurred. Any resulting gains or losses on the securities for which the observable price changes occur will be recorded in net earnings. During 2022 and 2021, no such observable price changes occurred.
At each reporting period a qualitative assessment is made to consider impairment indicators to determine whether the securities are impaired. Impairment indicators may include but are not limited to earnings performance, business prospects by the investee, cash flows from operations, working capital, and noncompliance with debt covenants. If this qualitative assessment indicates impairment, fair value is determined and an impairment loss equal to the difference between the fair value of the investment and its carrying amount is recognized in net income. During 2022 and 2021, no impairment of securities was recorded.
Nonqualified Deferred Compensation
In 2021, the Company created a non-qualified deferred compensation plan for a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant's base salary and/or 80% of a participant's annual incentive bonus. The deferrals are held in an irrevocable rabbi trust (the "Rabbi Trust"), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company makes periodic payments into company-owned life insurance policies held in this Rabbi trust to fund the expected obligations arising under this plan. There are no contractual restrictions on the Company's ability to surrender a policy. The assets and liabilities of the plan are included in "Other assets" and "Other long-term liabilities" respectively in the Consolidated Balance Sheets. Changes in the deferred compensation balances are recorded to compensation expense and reflected within the "Selling, general and administrative" line in the Consolidated Statements of Comprehensive Income. As of December 31, 2022 and January 1, 2022, the trustee held total assets of $1,622 and $382, and deferred compensation liabilities of $1,632, and, $390, respectively.
Self-Insurance
The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $175 and aggregate claims that are greater than $13,515. A liability is accrued for all unpaid claims. Total expense under this self-insurance program was $13,413, $12,349, and $11,798 in 2022, 2021, and 2020, respectively.
Derivative Financial Instruments
The Company’s risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with the Company’s

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
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
During 2022, the Company settled a forward contract with a notional amount of $98,930. During 2021 and 2020, the Company settled European options with notional amounts of $98,684 and $90,000, respectively. Both the forward contract and the European options were designated as net investment hedges. The Company realized a gain of $4,555 and $846 in 2022 and 2020, respectively, and realized a loss of $1,555 in 2021, recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective. As of December 31, 2022 and January 1, 2022, there were no derivatives outstanding for which the Company has applied hedge accounting.
Subsequent to December 31, 2022, on January 18, 2023 the Company entered into an option contract designated as a net investment hedge with a notional amount of $81,343.
Common Stock Share Repurchases
The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 31, 2022, $82,839 is available to repurchase shares under this plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, product promotions, credits, or sales returns, which are a reduction of revenue. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a refund liability for the variable consideration based on historical experience, which is recorded within the “Other current liabilities” line item in the consolidated balance sheets.
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
The following table presents Other Revenue for the periods indicated:

	Year Ended
	2022	2021	2020
Other Revenue	$3,452	$3,825	$3,805
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the "Other current liabilities" line item in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company’s contracts and the balance of contract assets was $0 at December 31, 2022 and January 1, 2022.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	December 31, 2022	January 1, 2022
Contract liabilities at beginning of period	$19,635	$15,952
Increase due to deferral of revenue at period end	20,875	19,635
Decrease due to beginning contract liabilities recognized as revenue	(19,635)	(15,952)
Contract liabilities at end of period	$20,875	$19,635
Product Return Policy
All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price. All product orders that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs in a few of our international markets due to the regulatory environment in those markets. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. The Company monitors Associate activity to ensure that all such practices are in line with established Company policies. Product returns totaled approximately 0.7%, 0.6%, and 0.7% of net sales in 2022, 2021, and 2020, respectively.
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
Advertising
Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising expense totaled $5,053, $12,399, and $9,853, in 2022, 2021, and 2020, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Research and Development
Research and development costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Research and development expense totaled $11,563, $11,112, and $10,633 in 2022, 2021, and 2020, respectively.
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
Recent Accounting Pronouncements
Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities (deferred revenue) acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the date of adoption. Evaluation of this new standard is dependent on multiple circumstances including the timing and complexity of completed business combinations. As a result, the Company intends to adopt the provisions of ASU 2021-08 in the first quarter of 2023.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.
NOTE B— BUSINESS COMBINATIONS
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
Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $193. The increase was due to a $105 decrease of certain tangible assets acquired, an increase to assumed liabilities of $147, and a $59 decrease in the aggregate consideration in connection with post close net working capital adjustments that were finalized in the fourth quarter of 2022.
The contingent consideration liability is based on the achievement of certain milestones over a three-year period. Under the terms of the purchase agreement, the contingent consideration consists of three earn-out periods capped at $500 per earn-out period. The maximum earn-out is $1,500 per the asset purchase agreement. As of the acquisition date, the contingent consideration had a fair value of $886. The estimated fair value of the contingent consideration liability as of the date of acquisition was determined using an option pricing method based upon available information and certain assumptions known and contains key inputs that are unobservable in the market, which represents a Level 3 measurement within the fair value hierarchy. Contingent consideration is included in Fair Value Measures above.
Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company’s Consolidated Financial Statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE C—INVENTORIES

	December 31, 2022	January 1, 2022
Raw materials	$21,776	$30,280
Work in progress	4,285	9,586
Finished goods	41,028	58,452
	$67,089	$98,318
Noncurrent inventories	$3,479	$—
Noncurrent inventory consists of $1,711 of raw materials and $1,768 of finished goods inventory and is included in the “Other assets” line item on the Company’s Consolidated Balance Sheets.
NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consists of the following:

	December 31, 2022	January 1, 2022

Prepaid insurance	$2,293	$3,734
Other prepaid expenses	9,089	10,119
Income taxes receivable	2,030	1,579
Miscellaneous receivables, net	5,183	5,584
Deferred commissions	3,157	2,270
Other current assets	7,121	3,681
	$28,873	$26,967
NOTE E—INCOME TAXES
Consolidated earnings before income taxes consists of the following for 2022, 2021, and 2020:

	Year Ended
	2022	2021	2020

U.S.	$(23,996)	$13,017	$18,838
Foreign	132,617	157,625	159,110
Total earnings before income taxes	$108,621	$170,642	$177,948

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year Ended
	2022	2021	2020

Current
Federal	$42	$(264)	$306
State	297	567	303
Foreign	45,869	56,668	55,147
Total Current	46,208	56,971	55,756

Deferred
Federal	(9,180)	(4,088)	1,317
State	(331)	(40)	(47)
Foreign	2,574	1,294	(3,742)
Total Deferred	(6,937)	(2,834)	(2,472)
	$39,271	$54,137	$53,284
The effective tax rate for 2022, 2021, and 2020 reconciled to the statutory U.S. Federal tax rate is as follows:

	Year Ended
	2022	2021	2020

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.4	0.4	0.3
Permanent tax differences	0.3	0.1	0.2
Excess foreign tax credits	(16.6)	(10.9)	(9.9)
Net increase in valuation allowance	11.9	10.6	8.2
Foreign income tax rate differences	9.5	1.8	1.7
Foreign withholding taxes	9.7	7.9	7.7
Uncertain tax position reserve	0.5	(0.3)	0.8
All other, net	(0.5)	1.1	(0.1)
	36.2%	31.7%	29.9%
The effective tax rate for the year ended December 31, 2022 increased compared to the year ended January 1, 2022. The effective tax rate increase is due primarily to a change in the market mix of pre-tax book income.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
The significant categories of deferred taxes are as follows:

	December 31, 2022	January 1, 2022
Deferred tax assets
Inventory	$5,872	$5,106
Accruals not currently deductible	8,627	11,634
Equity-based compensation expense	2,746	2,355
Property and equipment	922	1,143
Intangible assets	6,680	7,545
Foreign currency translation	1,448	—
Capitalized R&D Expenses	9,618	2,337
Tax credit carry forwards	115,539	96,635
Net operating losses	1,720	1,401
Other	3,223	4,824
Gross deferred tax assets	156,395	132,980
Valuation allowance	(118,136)	(99,958)
Net deferred tax assets	38,259	33,022

Deferred tax liabilities
Property and equipment	(5,723)	(5,268)
Foreign currency translation	—	(126)
Prepaid expenses	(2,990)	(3,596)
Intangible assets	(6,680)	(7,545)
Withholding tax on unremitted earnings	(11,639)	(13,556)
Other	(5,499)	(5,589)
Gross deferred tax liabilities	(32,531)	(35,680)
Net deferred taxes	$5,728	$(2,658)
The components of net deferred taxes on a jurisdiction basis are as follows:

	December 31, 2022	January 1, 2022

Net deferred tax assets	$9,799	$4,839
Net deferred tax liabilities	(4,071)	(7,497)
Net deferred taxes	$5,728	$(2,658)
As of December 31, 2022, the Company had foreign tax credit carryforwards of approximately $111,948. If unused, these carryforwards will expire between 2026 and 2032. The Company has generated excess foreign tax credits since the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. This is due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates. Although the Company can claim foreign tax credits against U.S. source income due to overall domestic losses generated in previous years, the Company does not believe it will be able to use more foreign tax credits than it generates in a single year. The Company believes these foreign tax credit carryforwards will expire unused based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, available tax planning strategies, and available carryback opportunities. Similar with prior years, the Company continues to maintain a full valuation allowance on its

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances.
The Company recorded a $1,390 valuation allowance on mirrored deferred tax assets recorded in the United States, which offset deferred tax liabilities of foreign disregarded entities. These mirrored deferred tax assets represent future foreign tax credits. This valuation allowance is necessary because the Company is limited in its ability to utilize future foreign tax credits due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates.
The Company also had $1,568 of Utah research credit carryforwards, and $2,023 of Federal research credit carryforwards as of December 31, 2022. If unused, the Utah research credit carryforwards expire between 2027 and 2036, and the Federal research credits expire between 2036 and 2042. Utah research credits are limited to Utah tax due and the Company has a history of generating more credits than it can use. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been applied. Due to the lack of sufficient evidence to the contrary, the Company has placed a full valuation allowance on these credit carryforwards.
In addition, the Company had $5,296 of foreign operating loss carry forwards, $2,808 of which have an unlimited carryforward period. The deferred tax asset associated with these losses was $1,666 and a valuation allowance of $1,174 has been applied against this deferred tax asset. The 2022 deferred tax asset for state-tax-loss carryforwards was $54. If unused, some of the state-tax-loss carryforwards will expire between 2032 and 2041 and others can be carried forward indefinitely.
The total combined valuation allowance was $118,136 as of December 31, 2022. The 2022 valuation allowance represents a $18,178 net increase from 2021. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.
As of December 31, 2022, the cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries held for indefinite reinvestment is approximately $4,000. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $400.
As of December 31, 2022, the Company reported $66 of unrecognized tax benefits in "Other current liabilities" and $1,384 in "Other long-term liabilities" for a combined total of $1,450 in unrecognized tax benefits that would impact the effective tax rate if recognized. This compares to $199 of unrecognized tax benefits in "Other current liabilities" and $809 in "Other long-term liabilities" for a combined total of $1,008 reported as of January 1, 2022.
The following reconciliation provides the changes in unrecognized tax benefits for the years presented:

	Year Ended
	2022	2021	2020

Beginning balance of unrecognized tax benefits	$1,008	$1,528	$560
Increases related to prior year tax positions	107	21	775
Decreases related to prior year tax positions	—	(330)	—
Increases related to current year tax positions	468	424	753
Decreases for settlements with taxing authorities	(133)	(635)	(560)
Ending balance of unrecognized tax benefits	$1,450	$1,008	$1,528
The Company accounts for interest and penalties associated with unrecognized tax benefits as a component of income tax expense. For the period ended December 31, 2022 and January 1, 2022, the Company reported $201 and $91, respectively, as income tax expense related to interest and penalties. As of December 31, 2022, the Company recorded $64 of "Other current liabilities" and $239 of "Other long-term liabilities" associated with interest and penalties for

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
unrecognized tax benefits. This compares to $162 of "Other current liabilities" and $63 of "Other long-term liabilities" associated with interest and penalties reported as of January 1, 2022.
The Company files income tax returns in the United States and foreign jurisdictions. In general, the Company's tax filings are subject to examination for years ended on or after December 31, 2018. However, statutes of limitations in some markets may be as long as ten years for transfer pricing related issues.
NOTE F—PROPERTY AND EQUIPMENT
Cost of property and equipment and their estimated useful lives is as follows:

	Year	December 31, 2022	January 1, 2022

Buildings	39.5	$78,071	$80,820
Laboratory and production equipment	5-7	50,679	47,552
Air transportation equipment	5	2,952	2,952
Computer equipment and software	3-5	53,436	53,562
Furniture and fixtures	3-5	6,198	6,636
Automobiles	3-5	722	767
Leasehold improvements	3-5	14,388	15,212
Land improvements	15	3,271	3,382
		209,717	210,883
Less accumulated depreciation and amortization		124,748	121,590
		84,969	89,293
Land		6,723	6,992
Deposits and projects in process		6,081	5,495
		$97,773	$101,780
Depreciation of property and equipment was $11,351, $11,661, and $12,242, for the years ended 2022, 2021, and 2020, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE G—OPERATING LEASES
The following table summarizes the classification of ROU assets and lease liabilities in the Company’s consolidated balance sheet:

Leases	Classification	December 31, 2022	January 1, 2022
Assets
ROU operating lease assets, net	Other assets	$19,997	$23,789
Total ROU assets		$19,997	$23,789

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$6,892	$7,080
Noncurrent:
Operating lease liabilities	Other long-term liabilities	7,680	10,215
Total lease liabilities		$14,572	$17,295
The following table presents supplemental lease information:

	Year Ended
	2022	2021
Lease cost
Operating lease cost	$8,606	$9,585
Total lease cost	$8,606	$9,585

	Year Ended
	2022	2021
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,924	$9,506
ROU assets obtained in exchange for new operating lease liabilities	$5,641	$5,322
Weighted-average remaining lease term—operating leases	2.39 yrs.	2.76 yrs.
Weighted-average discount rate—operating leases	3.04%	3.11%

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE G—OPERATING LEASES - CONTINUED
The following table presents the maturity of the Company’s lease liabilities as of December 31, 2022:

Year ending
2023	$7,214
2024	5,383
2025	1,850
2026	497
2027	120
Thereafter	—
15,064
Less: imputed interest	(492)
Present value	$14,572
These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $8,258, $9,830, and $11,199 for the years ended 2022, 2021, and 2020, respectively.
NOTE H—INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test during the third quarter of 2022. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2022 and 2021.
The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2022. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that it was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2022 and 2021.
The changes in the carrying amount of goodwill are as follows:

	December 31, 2022	January 1, 2022

Balance at beginning of year:
Gross goodwill	$17,668	$17,367
Goodwill as of beginning of year	17,668	17,367

Goodwill acquired during the year	582	—
Currency translation adjustment	(882)	301

Balance as of end of year
Gross goodwill	17,368	17,668
Goodwill as of end of year	$17,368	$17,668

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE H—INTANGIBLE ASSETS - CONTINUED
Intangible assets consist of the following:

	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)

Amortized intangible assets
Trade name and trademarks	$2,285	$(114)	$2,171	10
Product formulas	8,701	(7,983)	718	8
Customer relationships	3,313	(414)	2,899	4
Non-compete agreements	467	(61)	406	4

Indefinite-lived intangible assets
Direct sales license	26,238		26,238

	$41,004		$32,432

Estimated Amortization Expense:

2023	$1,843
2024	1,224
2025	1,154
2026	692
2027	253
Thereafter	1,028

$6,194

	As of January 1, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)

Amortized intangible assets
Trade name and trademarks	$4,173	$(4,173)	$—	10
Product formulas	9,440	(7,462)	1,978	8

Indefinite-lived intangible assets
Direct sales license	28,464		28,464

	$42,077		$30,442

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE H—INTANGIBLE ASSETS - CONTINUED
Aggregate amortization of intangible assets was $1,723, $1,182, and $1,326 for the years ended 2022, 2021, and 2020, respectively.
NOTE I—OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31, 2022	January 1, 2022

Associate incentives	$55,688	$53,929
Accrued employee compensation	17,334	32,366
Deferred revenue	20,875	19,635
Sales taxes	11,234	11,330
Operating lease liabilities	6,892	7,080
Income taxes	4,973	5,193
All other	15,788	17,749

	$132,784	$147,282
NOTE J—LINE OF CREDIT
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
The Credit Agreement provides for a revolving credit limit for loans to the Company up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility up to an additional $200,000.
There was no outstanding debt on the Credit Facility as of December 31, 2022. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
Interest on revolving borrowings under the Credit Facility are computed at BSBY, adjusted by features specified in the Credit Agreement. The Credit Agreement covenants require the Company’s rolling four-quarter consolidated EBITDA of $100,000 or greater and its ratio of consolidated funded debt to consolidated EBITDA of equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms specified in the Credit Agreement.
The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in August 2025.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

NOTE K—COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
The Company’s unconditional purchase obligations relating to IT-related services and advertising agreements were $7,163 and $6,151, as of December 31, 2022 and January 1, 2022, respectively that are generally paid within one year.
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
Employee Benefit Plan
In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $2,589, $2,509, and $2,322 for the years ended 2022, 2021, and 2020, respectively.
The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.
NOTE L—EQUITY-BASED COMPENSATION
Total equity-based compensation expense was $13,485, $14,706, and $14,633 for fiscal years 2022, 2021, and 2020, of which, $154, $408, and $239, was related to liability-classified awards, respectively. The related tax benefit for these periods was $2,556, $2,813, and $2,472, respectively.
The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 31, 2022. This table does not include an estimate for future grants that may be issued.

2023	$11,273
2024	7,781
2025	4,117
2026	408
$23,579
The remaining unrecognized compensation expense above is expected to be recognized over a weighted-average period of 1.7 years.
The Company's 2015 Equity Incentive Award Plan (the "2015 Plan") is currently the only plan under which equity awards are issued. The 2015 Plan allows for the grant of various equity awards including stock-settled stock

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
appreciation rights, stock options, restricted stock units, deferred stock units, and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.
Since the inception of the 2015 Plan, 1,750 shares have been authorized. As of December 31, 2022, 3,877 awards had been granted under the 2015 Plan, of which 2,924 were stock-settled stock appreciation rights, and 953 were restricted stock awards. Also, as of December 31, 2022, a total of 1,088 options and grants had been forfeited, of which 59 awards have been added back to the number of shares available for issuance under the 2015 Plan.
Stock-Settled Stock Appreciation Rights
The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. There were no stock-settled stock appreciation rights granted in 2022. The weighted-average fair value of stock-settled stock appreciation rights granted in 2021 and 2020 was $27.12 and $17.65, respectively.
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

	Year Ended
	2022	2021	2020

Expected volatility (1)	N/A	43.28%	35.23%
Risk-free interest rate (2)	N/A	0.33%	1.66%
Expected life (3)	N/A	3.5 yrs	3.5 yrs.
Expected dividend yield (4)	N/A	0.00%	0.00%
Weighted-average exercise price (5)	N/A	$85.19	$63.02
(1)The Company utilizes historical volatility of the trading price of its common stock.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.
(3)Depending upon the terms of the award, one of two methods will be used to calculate expected life:
(i)a weighted-average that includes historical settlement data of the Company’s equity awards and a hypothetical holding period, or (ii) the simplified method.
(4)The Company historically has not paid and currently has no plan to pay dividends.
(5)Exercise price is the closing price of the Company's common stock on the date of grant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
A summary of the Company’s stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at January 1, 2022	150	$82.22	2.3	$3,596
Granted	—	—
Exercised	(2)	63.02
Forfeited	—	—
Expired	(1)	116.06

Outstanding at December 31, 2022	147	$82.16	1.3	$—

Exercisable at December 31, 2022	72	$90.63	1.1	$—
* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at December 31, 2022 and January 1, 2022 was $53.20 and $101.20, respectively.
The total intrinsic value of stock-settled stock appreciation rights exercised was $50, $10,337, and $7,881, for the years ended 2022, 2021, and 2020, respectively. The total fair value of stock-settled stock appreciation rights that vested was $983, $3,868, and $3,532, for the years ended 2022, 2021, and 2020, respectively.
During the years ended December 31, 2022, January 1, 2022, and January 2, 2021, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company’s tax withholding obligation. There was no reduction to additional paid-in capital for the years ended 2022, 2021, and 2020.
Restricted Stock Awards
Restricted stock awards include stock-settled and cash-settled restricted stock units granted to the Company’s officers and key employees, and deferred stock units granted to non-employee directors. Restricted stock units are granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, and generally vest 25% each year on the anniversary of the grant date. Awards of deferred stock units granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. Upon vesting, holders of stock-settled restricted stock units and deferred stock units are entitled to receive shares of the Company’s common stock on a one-for-one basis. Holders of cash-settled restricted stock units are entitled to receive cash payments equivalent to the number of awards held, valued at the closing market price on the vest date. The fair value of restricted stock awards is determined based on the Company’s closing stock price on the date of grant. Cash-settled restricted stock units are accounted for as liability-classified awards and fair value is remeasured to the current fair value, which is the Company's closing stock price, at each reporting date until the award is settled at vesting. Restricted stock awards are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
A summary of the Company’s stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	366	$80.87
Granted	170	91.67
Vested	(142)	81.11
Forfeited	(9)	83.11

Outstanding at December 31, 2022	385	$85.50
During the year ended December 31, 2022, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $4,706, $3,575, and $2,367 for the years ended 2022, 2021, and 2020, respectively, reflected as a financing activity in the Company’s consolidated statements of cash flows.
The total fair value of restricted stock units that vested was $12,808, $11,378, and $7,732, for the years ended 2022, 2021, and 2020, respectively.
A summary of the Company’s cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 1,2022	12	$78.66
Granted	6	91.53
Vested	(3)	79.22
Forfeited	(3)	79.67

Nonvested at December 31,2022	12	$84.72
The weighted-average fair value of liability-classified awards outstanding was $85, $79, and $76 for the years ended 2022, 2021, and 2020, respectively.
The number of deferred stock units vested and unreleased totaled 8, 19, and 23 for the years ended 2022, 2021, and 2020, respectively. There were no deferred stock units that vested in 2022, 2021, and 2020.
NOTE M—SEGMENT INFORMATION

The Company primarily operates as a global direct-selling nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products.
The Company’s operating segments are identified according to how business activities are managed and evaluated by the chief operating decision maker (“CODM”), our CEO. The CODM manages the business, allocates resources, makes operating decisions, and evaluates performance for a geographic region or market based on net sales. The Company aggregates its direct-selling operating segments (“Direct-selling”) into one reportable segment, as management believes that the Company’s Direct-selling segments exhibit similar long-term financial performance and have similar economic characteristics. The CODM does not evaluate operating segments using asset information, accordingly, the Company does not report asset information by segment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED
As a result of the Company’s acquisitions during 2022, the Company has operating segments that are not material to the Company’s net sales. These operating segments are included as a component of (“All other”) and are included for purposes of reconciliation of net sales to the Company’s Consolidated Statements of Comprehensive Income.

	Year Ended
	2022	2021	2020
Net sales:
Direct-selling	$995,043	$1,186,464	$1,134,644
All other	3,558	—	—
Consolidated Total	$998,601	$1,186,464	$1,134,644
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Year Ended
	2022	2021	2020
USANA Nutritionals	87%	86%	85%
USANA Foods (1)	7%	7%	7%
Personal care and Skincare	5%	6%	7%
All Other	1%	1%	1%
______________________________
(1)Includes the Company’s new Active Nutrition line, which launched in five markets in 2021 and all but two of the remaining markets through the end of 2022.
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Year Ended
	2022	2021	2020
Net Sales to External Customers
Asia Pacific
Greater China	$502,486	$563,469	$530,505
Southeast Asia Pacific	190,478	269,803	269,555
North Asia	108,952	129,920	114,964
Asia Pacific Total	801,916	963,192	915,024

Americas and Europe	196,685	223,272	219,620

Consolidated Total	$998,601	$1,186,464	$1,134,644

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED

	December 31, 2022	January 1, 2022
Long-lived Assets
Asia Pacific
Greater China	$86,051	$95,965
Southeast Asia Pacific	15,226	15,394
North Asia	3,617	7,395
Asia Pacific Total	104,894	118,754

Americas and Europe	92,373	89,030

Consolidated Total	$197,267	$207,784

Total Assets
Asia Pacific
Greater China	$250,786	$274,002
Southeast Asia Pacific	51,880	62,332
North Asia	22,952	25,592
Asia Pacific Total	325,618	361,926

Americas and Europe	270,931	215,814

Consolidated Total	$596,549	$577,740
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2022	2021	2020

Net sales:
China	$453,134	$506,103	$470,177
South Korea	$106,391	$125,835	$110,807
United States	$106,087	$110,379	$107,323

Long-lived Assets:
United States	$89,150	$85,350
China	$83,938	$91,530

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE N—COMMON STOCK AND EARNINGS PER SHARE
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Year Ended
	2022	2021	2020

Net earnings available to common shareholders	$69,350	$116,505	$124,664

Weighted average common shares outstanding - basic	19,254	20,146	21,156

Dilutive effect of in-the-money equity awards	56	197	100

Weighted average common shares outstanding - diluted	19,310	20,343	21,256

Earnings per common share from net earnings - basic	$3.60	$5.78	$5.89

Earnings per common share from net earnings - diluted	$3.59	$5.73	$5.86
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2022	2021	2020

354	60	359
During the years ended 2022, 2021, and 2020, the Company repurchased and retired 288 shares, 1,844 shares, and 785 shares for an aggregate price of $25,382, $177,837, and $57,029, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE O—RELATED-PARTY TRANSACTIONS
The Company's Founder and Chairman Emeritus of the Board, Myron W. Wentz, PhD is the sole beneficial owner of the largest shareholder of the Company, Gull Global, Ltd. As of December 31, 2022, Gull Global, Ltd. owned 41.6% of the Company’s issued and outstanding shares. Dr. Wentz retired from the position of Board Chairman and director at the Company's Annual Shareholder Meeting on May 1, 2020. Dr. Wentz devotes much of his personal time, expertise, and resources to a number of business and professional activities outside of USANA. The most significant of these is the Sanoviv Medical Institute, which is a unique, fully integrated health and wellness center located near Rosarito, Mexico that Dr. Wentz founded in 1998. Dr. Wentz’s private entity, Sanoviv S.A. de C.V. (“Sanoviv”), contracts with Amarevita S DE RL DE CV (“Amarevita”), an entity that is owned and operated independently of Dr. Wentz, to conduct the operations of the Sanoviv Medical Institute. Sanoviv leases the medical building to Amarevita and Amarevita carries out all of the operations of the medical institute, which include employing all of the medical and healthcare professionals who provide services at the medical institute. The Amarevita medical and healthcare professionals possess expertise in the fields of human health, digestive health, nutritional medicine, lifestyle medicine and other medical fields that are important to USANA.
Amarevita performs research and development of novel product formulations for future development and production by USANA, and they also perform research and development of improvements in existing USANA product formulations. In addition to providing contract research services, Amarevita provides physicians and other medical staff to speak at USANA Associate events. Finally, Amarevita performs health assessments and physical examinations for the Company’s Executives. In consideration for these services, USANA paid Amarevita an immaterial amount in 2022 and 2021, and $175 in 2020. The Company’s agreements with Amarevita were approved by the Audit Committee in advance of the Company’s entry into the agreements. USANA’s collaboration with Amarevita is terminable at will by USANA at any time, without any continuing commitment by USANA.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

December 31, 2022
Allowance for sales returns	$547	$6,562	$6,537	$572
Allowance for doubtful accounts	$504	$6	$147	$363
Valuation allowance - deferred tax assets	$99,958	$18,178	$—	$118,136

January 1, 2022
Allowance for sales returns	$819	$7,213	$7,485	$547
Allowance for doubtful accounts	$372	$148	$16	$504
Valuation allowance - deferred tax assets	$81,401	$18,557	$—	$99,958

January 2, 2021
Allowance for sales returns	$772	$115	$68	$819
Allowance for doubtful accounts	$261	$131	$20	$372
Valuation allowance - deferred tax assets	$64,285	$17,116	$—	$81,401