Form 10-Q
period 2023-04-01
USANA HEALTH SCIENCES INC
filed 2023-05-09
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 19,298,150 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended April 1, 2023

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
•Information technology system failures, data security breaches, network disruptions, and cybersecurity attacks; and
•Acquisition, divestiture, and investment-related risks, including risks associated with past or future acquisitions;
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of April 1, 2023 (unaudited)	As of December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$295,454	$288,420
Inventories	64,490	67,089
Prepaid expenses and other current assets	35,934	28,873
Total current assets	395,878	384,382
Property and equipment, net	96,798	97,773
Goodwill	17,411	17,368
Intangible assets, net	31,971	32,432
Deferred tax assets	7,868	9,799
Other assets	55,607	54,795
	$605,533	$596,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,511	$11,049
Other current liabilities	119,711	132,784
Total current liabilities	130,222	143,833
Deferred tax liabilities	5,575	4,071
Other long-term liabilities	14,382	14,173
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,294 as of April 1, 2023 and 19,206 as of December 31, 2022	19	19
Additional paid-in capital	56,351	55,604
Retained earnings	410,019	391,636
Accumulated other comprehensive income (loss)	(11,035)	(12,787)
Total stockholders' equity	455,354	434,472
	$605,533	$596,549
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	April 1, 2023	April 2, 2022
Net sales	$248,360	$272,867
Cost of sales	48,519	51,383
Gross profit	199,841	221,484
Operating expenses:
Associate incentives	106,070	119,620
Selling, general and administrative	66,926	68,797
Total operating expenses	172,996	188,417
Earnings from operations	26,845	33,067
Other income (expense):
Interest income	1,775	739
Interest expense	(31)	(32)
Other, net	(88)	(487)
Other income (expense), net	1,656	220
Earnings before income taxes	28,501	33,287
Income taxes	10,118	10,818
Net earnings	$18,383	$22,469

Earnings per common share
Basic	$0.95	$1.16
Diluted	$0.95	$1.15

Weighted average common shares outstanding
Basic	19,283	19,351
Diluted	19,328	19,481

Comprehensive income:
Net earnings	$18,383	$22,469
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,654	(691)
Tax benefit (expense) related to foreign currency translation adjustment	98	(546)
Other comprehensive income (loss), net of tax	1,752	(1,237)
Comprehensive income	$20,135	$21,232
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For three months ended April 2, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings				22,469		22,469
Other comprehensive income (loss), net of tax					(1,237)	(1,237)
Equity-based compensation expense			3,183			3,183
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	80	—				—
Tax withholding for net-share settled equity awards			(4,211)			(4,211)
Balance at April 2, 2022	19,185	$19	$45,951	$344,755	$(779)	$389,946
For three months ended April 1, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings				18,383		18,383
Other comprehensive income (loss), net of tax					1,752	1,752
Equity-based compensation expense			3,608			3,608
Common stock issued under equity award plans	88	—				—
Tax withholding for net-share settled equity awards			(2,861)			(2,861)
Balance at April 1, 2023	19,294	$19	$56,351	$410,019	$(11,035)	$455,354
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net earnings	$18,383	$22,469
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,299	3,279
Right-of-use asset amortization	1,925	2,327
(Gain) loss on sale of property and equipment	—	(3)
Equity-based compensation expense	3,608	3,183
Deferred income taxes	3,557	3,667
Changes in operating assets and liabilities:
Inventories	2,206	48
Prepaid expenses and other assets	(5,205)	(1,865)
Accounts payable	(246)	(2,153)
Other liabilities	(14,694)	(11,251)
Net cash provided by (used in) operating activities	12,833	19,701
Cash flows from investing activities
Payments for net investment hedge	(1,271)	—
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(2,107)	(1,789)
Net cash provided by (used in) investing activities	(3,378)	(1,786)
Cash flows from financing activities
Repurchase of common stock	—	(25,382)
Borrowings on line of credit	—	10,000
Payments related to tax withholding for net-share settled equity awards	(2,861)	(4,211)
Payments for contingent consideration	(338)	—
Net cash provided by (used in) financing activities	(3,199)	(19,593)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	790	(403)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,046	(2,081)
Cash, cash equivalents, and restricted cash at beginning of period	291,320	243,653
Cash, cash equivalents, and restricted cash at end of period	$298,366	$241,572
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$295,454	$237,753
Restricted cash included in other assets	2,912	3,819
Total cash, cash equivalents, and restricted cash	$298,366	$241,572
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2	$5
Income taxes	10,182	8,347
Cash received during the period for:
Income tax refund	517	25
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,806	289
Accrued purchases of property and equipment	368	285
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION
The COVID-19 pandemic has negatively impacted economies, businesses, sales practices, supply chains, and consumer behavior around the world. The ongoing COVID-19 pandemic has created an unpredictable operating environment for us in many of our markets around the world and caused meaningful disruptions in both sales and operations for the three months ended April 1, 2023, and for fiscal 2022. At this time, the Company is unable to predict the impact that COVID-19 will have on its business, financial position, and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business. Additionally, we have been experiencing inflationary pressures across several areas of our business which has created a challenging operating environment.
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
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, and Indonesia.
(iii)North Asia – Japan and South Korea.
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands).
The condensed consolidated balance sheet as of December 31, 2022, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of April 1, 2023, and results of operations and cash flows for the three months ended April 1, 2023 and April 2, 2022.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended April 1, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2023.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities (deferred revenue) acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the date of adoption. Evaluation of this new standard is dependent on multiple circumstances including the timing and complexity of completed business combinations. The Company adopted ASU 2021-08 during the first quarter of 2023 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.
No other new accounting pronouncement issued or effective during the three months ended April 1, 2023, had, or is expected to have, a material impact on the Company's condensed consolidated financial statements.

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
As of April 1, 2023, and December 31, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – FAIR VALUE MEASURES - CONTINUED

	April 1, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$215,248	$215,248	$—	$—
Foreign currency contracts included in other current liabilities	(233)	—	(233)	—
Net investment hedge included in prepaid expenses and other current assets	2,239	—	2,239	—
Deferred compensation liabilities	(2,356)	—	(2,356)	—
Contingent consideration included in other current liabilities of ($317) and other long-term liabilities of ($231)	(548)	—	—	(548)
	$214,350	$215,248	$(350)	$(548)

	December 31, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$211,539	$211,539	$—	$—
Foreign currency contracts included in other current liabilities	(3,150)	—	(3,150)	—
Deferred compensation liabilities	(1,632)	—	(1,632)	—
Contingent consideration included in other current liabilities of ($338) and other long-term liabilities of ($548)	(886)	—	—	(886)
	$205,871	$211,539	$(4,782)	$(886)
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of April 1, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
As of April 1, 2023 and December 31, 2022, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE C – INVENTORIES
Inventories consist of the following:

	April 1, 2023	December 31, 2022
Raw materials	$20,607	$21,776
Work in progress	2,987	4,285
Finished goods	40,896	41,028
Inventories	$64,490	$67,089
Noncurrent inventories	$3,687	$3,479
As of April 1, 2023 noncurrent inventories consisted of $1,635 of raw materials and $2,052 of finished goods inventory. As of December 31, 2022 noncurrent inventories consisted of $1,711 of raw materials and $1,768 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of April 1, 2023 and December 31, 2022, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.
During the three months ended April 1, 2023, and the fiscal year ended December 31, 2022, no observable price changes occurred, and no impairment of securities was recorded.
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
The following table presents Other Revenue for the periods indicated:

	Quarter Ended
	April 1, 2023	April 2, 2022
Other Revenue	$726	$899
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE E – REVENUE AND CONTRACT LIABILITIES - CONTINUED
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	April 1, 2023	December 31, 2022
Contract liabilities at beginning of period	$20,875	$19,635
Increase due to deferral of revenue at end of period	15,778	20,875
Decrease due to beginning contract liabilities recognized as revenue	(17,195)	(19,635)
Contract liabilities at end of period	$19,458	$20,875
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
There was no outstanding debt balance on the Credit Facility at April 1, 2023. As of April 2, 2022, there was an outstanding balance of $10,000. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
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
During the three months ended April 1, 2023, the Company entered into a European option with a notional amount of $81,343. During the three months ended April 2, 2022, the Company entered into a forward contract with a notional amount of $98,930. Both the European option and forward contract were designated as net investment hedges. For the three months ended April 1, 2023 and April 2, 2022, the Company had an unrealized gain of $968 and an unrealized loss of $470, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended
	April 1, 2023	April 2, 2022
Net earnings available to common shareholders	$18,383	$22,469
Weighted average common shares outstanding - basic	19,283	19,351
Dilutive effect of in-the-money equity awards	45	130
Weighted average common shares outstanding - diluted	19,328	19,481
Earnings per common share from net earnings - basic	$0.95	$1.16
Earnings per common share from net earnings - diluted	$0.95	$1.15

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE I – COMMON STOCK AND EARNINGS PER SHARE - CONTINUED
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
April 1, 2023	April 2, 2022
296	170
There were no shares repurchased during the three months ended April 1, 2023. During the three months ended April 2, 2022, the Company repurchased and retired 288 shares for $25,382 under the Company's share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of April 1, 2023, the remaining authorized repurchase amount under the stock repurchase plan was $82,839. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
NOTE J – SEGMENT INFORMATION
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

	Quarter Ended
	April 1, 2023	April 2, 2022
Net Sales:
Direct-selling	$246,880	$272,867
All other	1,480	—
Consolidated Total	$248,360	$272,867

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE J – SEGMENT INFORMATION - CONTINUED
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Quarter Ended
	April 1, 2023	April 2, 2022
USANA® Nutritionals	87%	87%
USANA Foods(1)	7%	7%
Personal care and Skincare	5%	5%
All Other	1%	1%
(1)Includes the Company’s Active Nutrition line.
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Quarter Ended
	April 1, 2023	April 2, 2022
Net Sales to External Customers
Asia Pacific
Greater China	$123,820	$133,739
Southeast Asia Pacific	46,286	54,742
North Asia	29,608	29,939
Asia Pacific Total	199,714	218,420
Americas and Europe	48,646	54,447
Consolidated Total	$248,360	$272,867
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	April 1, 2023	April 2, 2022
Net sales:
China	$110,033	$120,254
South Korea	$28,886	$29,187
United States	$25,985	$28,277

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	As of
	April 1, 2023	December 31, 2022
Long-lived assets:
United States	$88,168	$89,150
China	$82,897	$83,938

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
The MD&A is presented in seven sections as follows:
•Overview
•Impact of the COVID-19 Pandemic
•Products
•Customers
•Non-GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
This discussion and analysis from management's perspective should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), filed with the SEC on February 28, 2023, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of April 1, 2023, we had approximately 491,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended April 1, 2023, net sales outside of the United States represented 89.5% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted our business in various markets around the world, created an unpredictable operating environment for us in our markets, and caused meaningful disruptions in both sales and operations. Government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings have reduced our ability, and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to modify our workforce strategies, and required us, at times, to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The pandemic has also affected the availability and cost of various of our raw materials, packaging material, and shipping resources to transport our product to our various markets around the world. Our supply chain and logistics have incurred some disruption and we could experience more significant disruptions or closures in the future. These factors and others related to the COVID-19 pandemic will likely continue to negatively affect our business throughout 2023 in a number of ways.
Products
The following table summarizes the approximate percentage of total product revenue that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	April 1, 2023	April 2, 2022
Product Line
USANA® Nutritionals
Optimizers	70%	70%
Essentials/CellSentials(1)	17%	17%
USANA Foods(2)	7%	7%
Personal care and Skincare	5%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	11%	11%
Proflavanol®	9%	10%
Probiotic	11%	13%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 54.0% of product sales during the three months ended April 1, 2023, with the remainder of our sales being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.

The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of April 1, 2023		As of April 2, 2022
Asia Pacific:
Greater China	242,000	49.3%	255,000	46.2%	(13,000)	(5.1%)
Southeast Asia Pacific	90,000	18.3%	110,000	19.9%	(20,000)	(18.2%)
North Asia	54,000	11.0%	57,000	10.3%	(3,000)	(5.3%)
Asia Pacific Total	386,000	78.6%	422,000	76.4%	(36,000)	(8.5%)
Americas and Europe	105,000	21.4%	130,000	23.6%	(25,000)	(19.2%)
	491,000	100.0%	552,000	100.0%	(61,000)	(11.1%)
Non-GAAP Financial Measures
We believe that presentation of certain non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes these measures reflect an additional way of viewing aspects of our business that, when viewed with our U.S. GAAP results, provide a more complete understanding of factors and trends affecting our business. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes. We provide such non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our Consolidated Financial Statements prepared in accordance with U.S. GAAP, accompanying this report.
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
Results of Operations
Summary of Financial Results
Net sales for the first quarter of 2023 decreased 9.0% to $248.4 million, a decrease of $24.5 million, compared with the prior-year quarter. The decrease in net sales was primarily the result of an 11.1% decline in active Customers compared to the prior-year quarter. Additionally, unfavorable changes in currency exchange rates negatively impacted net sales by an estimated $13.3 million.
Net earnings for the first quarter of 2023 were $18.4 million, a decrease of 18.2% compared with $22.5 million during the prior-year quarter. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses.

Quarters Ended April 1, 2023 and April 2, 2022
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Quarter Ended				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	April 1, 2023		April 2, 2022
Asia Pacific
Greater China	$123,820	49.9%	$133,739	49.0%	$(9,919)	(7.4%)	$(8,821)	(0.8%)
Southeast Asia Pacific	46,286	18.6%	$54,742	20.0%	(8,456)	(15.4%)	(2,125)	(11.6%)
North Asia	29,608	11.9%	$29,939	11.0%	(331)	(1.1%)	(1,690)	4.5%
Asia Pacific Total	199,714	80.4%	218,420	80.0%	(18,706)	(8.6%)	(12,636)	(2.8%)
Americas and Europe	48,646	19.6%	54,447	20.0%	(5,801)	(10.7%)	(635)	(9.5%)
	$248,360	100.0%	$272,867	100.0%	$(24,507)	(9.0%)	$(13,271)	(4.1%)
Asia Pacific: The decline in this region is largely the result of lower active Customer counts. The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 1.4%, due to a 5.1% decrease in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in the Philippines, and Australia, which had local currency net sales declines of 27.5%, and 12.9%, due to a 28.6%, and 11.1% decrease in active Customers, respectively. The increase in constant currency net sales in North Asia was primarily the result of a 4.4% increase in local currency net sales in South Korea.
Americas and Europe: The decrease in this region is largely the result of lower active Customer counts in the region. Local currency sales declined in each market in this region, most notably in the United States and Mexico, which had local currency net sales declines of 13.3%, and 15.7%, due to a 21.4%, and 21.7% decrease in active Customers, respectively.
Gross Profit
Gross profit decreased 70 basis points to 80.5% of net sales, down from 81.2% in the prior-year quarter. The decrease can be attributed to unfavorable changes in currency exchange rates, loss of leverage on lower sales, and higher material costs. These decreases were partially offset by favorable changes in market and product sales mix, and increased transportation costs in the prior-year quarter due to COVID-19 related supply chain disruptions.
Associate Incentives
Associate incentives decreased 110 basis points to 42.7% of net sales, down from 43.8% in the prior-year quarter. The relative decrease can primarily be attributed to a market-specific incentive promotion that occurred in the prior-year quarter and was not repeated in the first quarter of 2023, and decreased spend on miscellaneous associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 170 basis points relative to net sales and decreased $1.9 million in absolute terms. The relative increase is largely due to a loss of leverage on lower year-over-year net sales, partially offset by a decline in variable costs. The decreased expense in absolute terms can be primarily attributed to lower costs on current-year sales and operating performance.

Income Taxes
Income taxes increased to 35.5% of pre-tax earnings, up from 32.5% of pre-tax earnings in the prior-year quarter. The effective tax rate increase is due primarily to a change in the mix of pre-tax income by market.
Diluted Earnings per Share
Diluted EPS decreased 17.4% to $0.95 as compared to $1.15 reported in the prior-year quarter. This decrease can be attributed to lower net earnings, partially offset by lower diluted share count due to share repurchase activity in the prior-year quarter.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $295.5 million as of April 1, 2023, from $288.4 million as of December 31, 2022. Cash flow provided by operating activities generated $12.8 million partially offset by cash used in financing activities of $3.2 million, and cash used in investing activities of $3.4 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in Millions)
	As of April 1, 2023	As of December 31, 2022
China	$140.2	$129.8
United States	108.1	114.1
All other markets	47.2	44.5
Total Cash and cash equivalents	$295.5	$288.4
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities was $12.8 million for the first three months of 2023. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accrued associate incentives and the 2022 annual employee bonus.
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
Critical Accounting Policies
There were no changes during the quarter to our critical accounting policies as disclosed in our 2022 Form 10-K. Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our 2022 Form 10-K. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K.
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
As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
Our business, results of operations, and financial condition are subject to various risks. Our material risk factors are disclosed in Part I, Item 1A of our 2022 Form 10-K. The risk factors identified in our 2022 Form 10-K have not changed in any material respect.
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

Date: May 9, 2023	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)