Form 10-Q
period 2023-07-01
USANA HEALTH SCIENCES INC
filed 2023-08-08
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 19,301,730 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended July 1, 2023

Cautionary Note Regarding Forward-Looking Statements and Certain Risks
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and environmental, social and governance (“ESG”) efforts, and the impact of COVID-19 on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of July 1, 2023	As of December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$300,183	$288,420
Inventories	61,962	67,089
Prepaid expenses and other current assets	25,501	28,873
Total current assets	387,646	384,382
Property and equipment, net	95,736	97,773
Goodwill	16,859	17,368
Intangible assets, net	29,997	32,432
Deferred tax assets	15,914	9,799
Other assets	56,528	54,795
	$602,680	$596,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,273	$11,049
Other current liabilities	104,566	132,784
Total current liabilities	113,839	143,833
Deferred tax liabilities	4,796	4,071
Other long-term liabilities	15,221	14,173
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,298 as of July 1, 2023 and 19,206 as of December 31, 2022	19	19
Additional paid-in capital	59,970	55,604
Retained earnings	427,311	391,636
Accumulated other comprehensive income (loss)	(18,476)	(12,787)
Total stockholders' equity	468,824	434,472
	$602,680	$596,549
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$238,202	$264,474	$486,562	$537,341
Cost of sales	43,326	49,517	91,845	100,900
Gross profit	194,876	214,957	394,717	436,441
Operating expenses:
Associate incentives	102,380	119,204	208,450	238,824
Selling, general and administrative	68,096	66,387	135,022	135,184
Total operating expenses	170,476	185,591	343,472	374,008
Earnings from operations	24,400	29,366	51,245	62,433
Other income (expense):
Interest income	2,224	673	3,999	1,412
Interest expense	(43)	(96)	(74)	(128)
Other, net	229	(635)	141	(1,122)
Other income (expense), net	2,410	(58)	4,066	162
Earnings before income taxes	26,810	29,308	55,311	62,595
Income taxes	9,518	10,151	19,636	20,969
Net earnings	$17,292	$19,157	$35,675	$41,626

Earnings per common share
Basic	$0.89	$1.00	$1.85	$2.16
Diluted	$0.89	$1.00	$1.84	$2.15

Weighted average common shares outstanding
Basic	19,321	19,215	19,302	19,283
Diluted	19,427	19,244	19,377	19,362

Comprehensive income:
Net earnings	$17,292	$19,157	$35,675	$41,626
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,957)	(11,672)	(6,303)	(12,363)
Tax benefit (expense) related to foreign currency translation adjustment	516	2,995	614	2,449
Other comprehensive income (loss), net of tax	(7,441)	(8,677)	(5,689)	(9,914)
Comprehensive income	$9,851	$10,480	$29,986	$31,712
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the six months ended July 2, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings				41,626		41,626
Other comprehensive income (loss), net of tax					(9,914)	(9,914)
Equity-based compensation expense			6,739			6,739
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	91	—				—
Tax withholding for net-share settled equity awards			(4,512)			(4,512)
Balance at July 2, 2022	19,196	$19	$49,206	$363,912	$(9,456)	$403,681
For the six months ended July 1, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings				35,675		35,675
Other comprehensive income (loss), net of tax					(5,689)	(5,689)
Equity-based compensation expense			7,282			7,282
Common stock issued under equity award plans	92	—				—
Tax withholding for net-share settled equity awards			(2,916)			(2,916)
Balance at July 1, 2023	19,298	$19	$59,970	$427,311	$(18,476)	$468,824
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended July 2, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at April 2, 2022	19,185	$19	$45,951	$344,755	$(779)	$389,946
Net earnings				19,157		19,157
Other comprehensive income (loss), net of tax					(8,677)	(8,677)
Equity-based compensation expense			3,556			3,556
Common stock issued under equity award plans	11	—				—
Tax withholding for net-share settled equity awards			(301)			(301)
Balance at July 2, 2022	19,196	$19	$49,206	$363,912	$(9,456)	$403,681
For the three months ended July 1, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at April 1, 2023	19,294	$19	$56,351	$410,019	$(11,035)	$455,354
Net earnings				17,292		17,292
Other comprehensive income (loss), net of tax					(7,441)	(7,441)
Equity-based compensation expense			3,674			3,674
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(55)			(55)
Balance at July 1, 2023	19,298	$19	$59,970	$427,311	$(18,476)	$468,824
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net earnings	$35,675	$41,626
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,519	6,628
Right-of-use asset amortization	3,846	4,105
(Gain) loss on sale of property and equipment	(12)	74
Equity-based compensation expense	7,282	6,739
Deferred income taxes	(5,026)	(6,825)
Changes in operating assets and liabilities:
Inventories	2,134	8,537
Prepaid expenses and other assets	1,986	(3,072)
Accounts payable	(1,171)	(3,711)
Other liabilities	(28,849)	(19,787)
Net cash provided by (used in) operating activities	22,384	34,314
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	3,775	4,555
Payments for net investment hedge	(1,271)	—
Payments to acquire businesses	—	(6,532)
Proceeds from sale of property and equipment	13	3
Purchases of property and equipment	(5,716)	(3,535)
Net cash provided by (used in) investing activities	(3,199)	(5,509)
Cash flows from financing activities
Repurchase of common stock	—	(25,382)
Borrowings on line of credit	750	10,500
Payments on line of credit	(750)	(10,500)
Payments related to tax withholding for net-share settled equity awards	(2,916)	(4,512)
Payments for contingent consideration	(338)	—
Net cash provided by (used in) financing activities	(3,254)	(29,894)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,310)	(8,535)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,621	(9,624)
Cash, cash equivalents, and restricted cash at beginning of period	291,320	243,653
Cash, cash equivalents, and restricted cash at end of period	$302,941	$234,029
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$300,183	$230,370
Restricted cash included in other assets	2,758	3,659
Total cash, cash equivalents, and restricted cash	$302,941	$234,029
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3	$45
Income taxes	28,817	31,523
Cash received during the period for:
Income tax refund	680	43
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	4,688	4,471
Accrued purchases of property and equipment	132	988
Contingent consideration given to acquire businesses	—	886
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
The condensed consolidated balance sheet as of December 31, 2022, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of July 1, 2023, and results of operations and cash flows for the three and six months ended July 1, 2023 and July 2, 2022.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended July 1, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2023.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities (deferred revenue) acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the date of adoption. Evaluation of this new standard is dependent on multiple circumstances including the timing and complexity of completed business combinations. The Company adopted ASU 2021-08 during the first quarter of 2023 and the adoption of the standard did not have an impact on its condensed consolidated financial statements.
No other new accounting pronouncement issued or effective during the three and six months ended July 1, 2023, had, or is expected to have, a material impact on the Company's condensed consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – FAIR VALUE MEASURES - CONTINUED
As of July 1, 2023, and December 31, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	July 1, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$230,927	$230,927	$—	$—
Foreign currency contracts included in prepaid expenses and other current assets	639	—	639	—
Deferred compensation liabilities included in other long-term liabilities	(2,580)	—	(2,580)	—

	December 31, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$211,539	$211,539	$—	$—
Foreign currency contracts included in other current liabilities	(3,150)	—	(3,150)	—
Deferred compensation liabilities included in other long-term liabilities	(1,632)	—	(1,632)	—
Contingent consideration included in other current liabilities of ($338) and other long-term liabilities of ($548)	(886)	—	—	(886)
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of July 1, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
As of July 1, 2023 and December 31, 2022, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.
The contingent consideration liability was (i) a contingent part of the purchase price payable by the Company to acquire substantially all of the assets of a business owned by the seller in July 2022, and (ii) based on the achievement of certain milestones by the business over a three-year period, and the seller's continued employment with the business. During the second quarter of 2023, the employee resigned from the business, which consequently terminated the employment relationship and the remaining contingent consideration of $548 was forfeited. This non-cash gain on contingent consideration is included in the change in "Other liabilities" line item on the Company’s condensed consolidated statements of cash flows.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE C – INVENTORIES
Inventories consist of the following:

	July 1, 2023	December 31, 2022
Raw materials	$20,544	$21,776
Work in progress	3,725	4,285
Finished goods	37,693	41,028
Inventories	$61,962	$67,089
Noncurrent inventories	$4,390	$3,479
As of July 1, 2023, noncurrent inventories consisted of $2,400 of raw materials and $1,990 of finished goods inventory. As of December 31, 2022, noncurrent inventories consisted of $1,711 of raw materials and $1,768 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of July 1, 2023 and December 31, 2022, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.
During the three and six months ended July 1, 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change. During the three and six months ended July 2, 2022, no observable price changes occurred. Additionally, no impairment of securities was recorded for the three and six months ended July 1, 2023, and July 2, 2022.
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
The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Other Revenue	$755	$895	$1,481	$1,794

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
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	July 1, 2023	December 31, 2022
Contract liabilities at beginning of period	$20,875	$19,635
Increase due to deferral of revenue at end of period	10,969	20,875
Decrease due to beginning contract liabilities recognized as revenue	(18,336)	(19,635)
Contract liabilities at end of period	$13,508	$20,875
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
There was no outstanding debt balance on the Credit Facility as of July 1, 2023 and December 31, 2022. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
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
During the three and six months ended July 1, 2023, the Company entered into and settled a European option with a notional amount of $81,343. During the three and six months ended July 2, 2022, the Company entered into and settled a forward contract with a notional amount of $98,930. Both the European option and forward contract were designated as net investment hedges. For the three and six months ended July 1, 2023 and July 2, 2022, the Company realized gains of $2,504 and $4,555, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings available to common shareholders	$17,292	$19,157	$35,675	$41,626
Weighted average common shares outstanding - basic	19,321	19,215	19,302	19,283
Dilutive effect of in-the-money equity awards	106	29	75	79
Weighted average common shares outstanding - diluted	19,427	19,244	19,377	19,362
Earnings per common share from net earnings - basic	$0.89	$1.00	$1.85	$2.16
Earnings per common share from net earnings - diluted	$0.89	$1.00	$1.84	$2.15

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE I – COMMON STOCK AND EARNINGS PER SHARE - CONTINUED
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Six Months Ended
July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
354	374	325	272
There were no shares repurchased during the three months ended July 1, 2023 and July 2, 2022.
There were no shares repurchased during the six months ended July 1, 2023. During the six months ended July 2, 2022, the Company repurchased and retired 288 shares for $25,382 under the Company's share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of July 1, 2023, the remaining authorized repurchase amount under the stock repurchase plan was $82,839. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
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
As a result of the Company’s acquisitions during 2022, the Company has operating segments that are not material to the Company’s net sales. These operating segments are included as a component of (“All other”) and are included for purposes of reconciliation of net sales to the Company’s Condensed Consolidated Statements of Comprehensive Income.

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Sales:
Direct-selling	$236,795	$264,474	$483,675	$537,341
All other	1,407	—	2,887	—
Consolidated Total	$238,202	$264,474	$486,562	$537,341
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by the Company’s nutritionals, food, and personal care and skincare products for the periods indicated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE J – SEGMENT INFORMATION - CONTINUED

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
USANA® Nutritionals	87%	85%	87%	86%
USANA Foods(1)	7%	8%	7%	7%
Personal care and Skincare	5%	6%	5%	6%
All Other	1%	1%	1%	1%
(1)Includes the Company’s Active Nutrition line.
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Sales to External Customers
Asia Pacific
Greater China	$128,749	$140,775	$252,569	$274,514
Southeast Asia Pacific	39,337	47,830	85,623	102,572
North Asia	25,529	28,803	55,137	58,742
Asia Pacific Total	193,615	217,408	393,329	435,828
Americas and Europe	44,587	47,066	93,233	101,513
Consolidated Total	$238,202	$264,474	$486,562	$537,341
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
China	$117,882	$128,389	$227,915	$248,643
South Korea	$24,906	$28,153	$53,792	$57,340
United States	$23,681	$24,584	$49,666	$52,861

	As of
	July 1, 2023	December 31, 2022
Long-lived assets:
United States	$88,717	$89,150
China	$77,427	$83,938

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
•Overview
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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of July 1, 2023, we had approximately 487,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended July 1, 2023, net sales outside of the United States represented 89.8% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products
The following table summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	July 1, 2023	July 2, 2022
Product Line
USANA® Nutritionals
Optimizers	71%	69%
Essentials/CellSentials(1)	16%	17%
USANA Foods(2)	7%	7%
Personal care and Skincare	5%	6%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	10%	11%
Proflavanol®	10%	10%
Probiotic	10%	10%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 52% of Direct-selling segment sales during the six months ended July 1, 2023, with the remainder of our sales being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of July 1, 2023		As of July 2, 2022
Asia Pacific:
Greater China	251,000	51.6%	278,000	49.8%	(27,000)	(9.7%)
Southeast Asia Pacific	82,000	16.8%	103,000	18.4%	(21,000)	(20.4%)
North Asia	51,000	10.5%	57,000	10.2%	(6,000)	(10.5%)
Asia Pacific Total	384,000	78.9%	438,000	78.4%	(54,000)	(12.3%)
Americas and Europe	103,000	21.1%	121,000	21.6%	(18,000)	(14.9%)
	487,000	100.0%	559,000	100.0%	(72,000)	(12.9%)

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
Results of Operations
Summary of Financial Results
Net sales for the second quarter of 2023 decreased 9.9% to $238.2 million, a decrease of $26.3 million, compared with the prior-year quarter. During the prior-year period we offered a world-wide sales program; however, in the current period we offered a market-specific promotion in China, which creates a challenging comparable year-over-year. The decrease in net sales was primarily the result of a 12.9% decline in active Customers compared to the prior-year quarter, partially offset by modest price increases. Additionally, unfavorable changes in currency exchange rates negatively impacted net sales by an estimated $9.6 million.
Net earnings for the second quarter of 2023 were $17.3 million, a decrease of 9.7% compared with $19.2 million during the prior-year quarter. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses.
Quarters Ended July 1, 2023 and July 2, 2022
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Quarter Ended				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	July 1, 2023		July 2, 2022
Asia Pacific
Greater China	$128,749	54.1%	$140,775	53.2%	$(12,026)	(8.5%)	$(6,948)	(3.6%)
Southeast Asia Pacific	39,337	16.5%	$47,830	18.1%	(8,493)	(17.8%)	(1,573)	(14.5%)
North Asia	25,529	10.7%	$28,803	10.9%	(3,274)	(11.4%)	(1,140)	(7.4%)
Asia Pacific Total	193,615	81.3%	217,408	82.2%	(23,793)	(10.9%)	(9,661)	(6.5%)
Americas and Europe	44,587	18.7%	47,066	17.8%	(2,479)	(5.3%)	94	(5.5%)
	$238,202	100.0%	$264,474	100.0%	$(26,272)	(9.9%)	$(9,567)	(6.3%)

Asia Pacific: The decline in this region is largely the result of lower active Customer counts, partially offset by modest price increases. The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 2.6%, due to a 9.3% decrease in active Customers partially offset by the market-specific promotion offered in the current-year period. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in Malaysia, the Philippines, and Australia, which had local currency net sales declines of 15.7%, 11.5%, and 10.1%, due to a 23.5%, 29.0%, and 5.9% decrease in active Customers, respectively. The decrease in constant currency net sales in North Asia was primarily the result of a 7.7% decrease in local currency net sales in South Korea due to a 10.9% decrease in active Customers.
Americas and Europe: The decrease in this region is largely the result of lower active Customer counts in the region, partially offset by modest price increases. The decrease in constant currency net sales is largely the result of sales declines in the United States and Canada, which had local currency net sales declines of 9.4%, and 10.3%, due to a 15.4%, and 17.9% decrease in active Customers, respectively.
Gross Profit
Gross profit increased 50 basis points to 81.8% of net sales, up from 81.3% in the prior-year quarter. The increase can be attributed to decreased inventory valuation adjustments and positive production variances. These increases were partially offset by unfavorable changes in market mix, loss of leverage on lower sales, and higher material costs.
Associate Incentives
Associate incentives decreased 210 basis points to 43.0% of net sales, down from 45.1% in the prior-year quarter. The relative decrease can primarily be attributed to decreases in promotional and program incentives. Additionally, price increases contributed to the decrease in associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 350 basis points relative to net sales and increased $1.7 million in absolute terms. The relative increase is largely due to a loss of leverage on lower year-over-year net sales. The increased expense in absolute terms can be primarily attributed to higher costs on meetings and events held during the current quarter.
Income Taxes
Income taxes increased to 35.5% of pre-tax earnings, up from 34.6% of pre-tax earnings in the prior-year quarter. The effective tax rate increase is due primarily to a change in mix of pre-tax income to markets with higher tax rates.
Diluted Earnings per Share
Diluted EPS decreased 11.0% to $0.89 as compared to $1.00 reported in the prior-year quarter. This decrease can be attributed to lower net earnings.

Six Months Ended July 1, 2023 and July 2, 2022
Net Sales
The following table summarizes the changes in net sales by geographic region for the six months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Six Months Ended
	July 1, 2023		July 2, 2022
Asia Pacific
Greater China	$252,569	51.9%	$274,514	51.1%	$(21,945)	(8.0%)	$(15,769)	(2.2%)
Southeast Asia Pacific	85,623	17.6%	$102,572	19.1%	(16,949)	(16.5%)	(3,698)	(12.9%)
North Asia	55,137	11.3%	$58,742	10.9%	(3,605)	(6.1%)	(2,830)	(1.3%)
Asia Pacific Total	393,329	80.8%	435,828	81.1%	(42,499)	(9.8%)	(22,297)	(4.6%)
Americas and Europe	93,233	19.2%	101,513	18.9%	(8,280)	(8.2%)	(541)	(7.6%)
	$486,562	100.0%	$537,341	100.0%	$(50,779)	(9.5%)	$(22,838)	(5.2%)

Asia Pacific: The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China, where local currency net sales decreased 2.0%. The decrease in constant currency net sales in Southeast Asia Pacific was largely the result of sales declines in, the Philippines, Australia, and Malaysia, which had local currency net sales declines of 20.3%, 11.6%, and 5.7%, respectively. The decrease in constant currency net sales in North Asia was primarily the result of a local currency sales decline of 1.7% in South Korea.
Americas and Europe: There were local currency sales declines in all markets in this region. The decrease in constant currency net sales is largely the result of sales declines in the United States and Canada, which had local currency net sales declines of 11.5%, and 7.0%, respectively.
Gross Profit
Gross profit decreased 10 basis points to 81.1% of net sales, down from 81.2% for the six months ended July 2, 2022. The decrease in gross profit margin can be attributed to increases in material costs, and loss of leverage on lower net sales, partially offset by decreased inventory valuation adjustments, and the impact of price increases.
Associate Incentives
Associate incentives decreased 160 basis points to 42.8% of net sales, down from 44.4% for the six months ended July 2, 2022. The relative decrease can primarily be attributed to decreases in promotional and program incentives. Additionally, price increases modestly contributed to the decrease in associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 260 basis points relative to net sales and remained essentially flat in absolute terms.
Income Taxes
Income taxes increased to 35.5% of pre-tax earnings, up from 33.5% of pre-tax earnings for the six months ended July 2, 2022. The effective tax rate increase is due primarily to a change in mix of pre-tax income to markets with higher tax rates.

Diluted Earnings per Share
Diluted EPS decreased 14.4% to $1.84 as compared to $2.15 reported for the six months ended 2022. This decrease can be attributed to lower net earnings.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $300.2 million as of July 1, 2023, from $288.4 million as of December 31, 2022. Cash flow provided by operating activities was $22.4 million partially offset by cash used in financing activities of $3.3 million, and cash used in investing activities of $3.2 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in Millions)
	As of July 1, 2023	As of December 31, 2022
United States	189.2	114.1
China	70.7	129.8
All other markets	40.3	44.5
Total Cash and cash equivalents	$300.2	$288.4
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations, which results from a strong operating margin. Net cash flow provided by operating activities was $22.4 million for the first six months of 2023. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accrued associate incentives and the 2022 annual employee bonus.
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
As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. OTHER INFORMATION
During the fiscal quarter ended July 1, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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

Date: August 8, 2023	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)